Form 10-K
period 2016-12-31
Colony NorthStar, Inc.
filed 2017-02-28
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37980
COLONY NORTHSTAR, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-4591526 (IRS Employer Identification No.)
515 S. FLOWER STREET, 44th FLOOR
LOS ANGELES, CALIFORNIA 90071
(Address of Principal Executive Offices, Including Zip Code)
(310) 282 -8820
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.75% Series A Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.25% Series B Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.875% Series C Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.50% Series D Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.75% Series E Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.50% Series F Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.50% Series G Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.125% Series H Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, was $1,874,391,053, which represents the market value of NorthStar Asset Management Group, Inc. prior to the merger with Colony Capital, Inc. and NorthStar Realty Finance Corp., referred to as the Mergers. As of February 27, 2017, subsequent to the Mergers, Colony NorthStar, Inc. had issued and outstanding 562,718,967 shares of Class A common stock, $0.01 par value per share and 770,040 of Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE
On January 10, 2017, NorthStar Asset Management Group Inc., a Delaware corporation (“NSAM”) merged with and into Colony NorthStar, Inc., a Maryland corporation (“Colony NorthStar”) in order to redomesticate NSAM into a Maryland corporation with Colony NorthStar surviving the merger, followed by a series of internal reorganization transactions with subsidiaries of NorthStar Realty Finance Corp., a Maryland corporation (“NRF”) resulting in NRF becoming a wholly owned subsidiary of one such subsidiary (“New NRF Parent”), and the merger of New NRF Parent with and into Colony NorthStar, and finally the merger of Colony Capital, Inc., a Maryland corporation (“Colony”), with and into Colony NorthStar, with Colony NorthStar surviving each of such merger transactions as the combined company (collectively, the “Mergers”), pursuant to the Agreement and Plans of Merger, dated as of June 2, 2016, by and among NSAM, Colony, NRF, Colony NorthStar, New NRF Parent, NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC, and New Sirius Merger Sub LLC, as amended from time to time (the “Merger Agreement”). Entry into the Merger Agreement was previously announced by Colony, NSAM and NRF on each of their respective Current Reports on Forms 8-K filed with the Securities and Exchange Commission (“SEC”) on June 7, 2016. As a result of the Mergers, Colony NorthStar became the successor to NSAM, and, pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Class A common stock of Colony NorthStar, as the successor issuer to NSAM, are deemed registered under Section 12(b) of the Exchange Act. Following the Mergers, the Class A common stock of Colony NorthStar was listed on the New York Stock Exchange (the “NYSE”) under the symbol “CLNS” in the same manner that shares of common stock of NSAM was listed on the NYSE.

For more information concerning the effects of the Mergers and the succession of NSAM to Colony NorthStar upon their effectiveness, please see the Colony NorthStar Current Report on Form 8-K12B, filed with the SEC on January 10, 2017.

COLONY NORTHSTAR, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the market, economic and environmental conditions in the industrial real estate, single-family rental, healthcare, commercial real estate debt and equity, investment management and hospitality sectors;

•	any decrease in our net income and funds from operations as a result of the Mergers (as defined in Item 1. - Business), or our other acquisition activity;

•
our ability to manage and integrate following the Mergers and our other acquisitions effectively and maintain consistent standards and controls and realize the anticipated benefits of the acquisitions;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Mergers and our other acquisitions;

•	our business and investment strategy, including the ability of the businesses in which we have a significant investment to execute their business strategies;

•	our ability to grow our business by raising capital for the companies that we manage;

•	the ability to realize substantial efficiencies and synergies as well as anticipated strategic and financial benefits, and the impact of legislative, regulatory and competitive changes;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the impact of economic conditions on third parties on which we rely;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related industries;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	the availability of attractive investment opportunities;

•	our ability to satisfy and manage our capital requirements;

•	the general volatility of the securities markets in which we participate;

•	changes in interest rates and the market value of our target assets;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	the availability of qualified personnel; and

•	our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a detailed discussion of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements, refer to the section entitled “Risk Factors” beginning on page 14 of this Annual Report on Form 10-K, together with any risk factors contained in or incorporated by reference to other documents that we may file from time to time in the future with the Securities and Exchange Commission. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I
Item 1. Business
References to “we,” “us,” “our,” the “Company” or “Colony NorthStar” refer to Colony NorthStar, Inc. subsequent to the Mergers, as defined below, unless the context specifically requires otherwise. References to “NSAM” refer to the historical business of NorthStar Asset Management Group Inc., prior to the Mergers unless the context specifically requires otherwise. References to the “Operating Partnership” and the “OP” refer to Colony Capital Operating Company, LLC, a Delaware limited liability company, the operating partnership of Colony NorthStar.
Overview
Mergers of NorthStar Asset Management Group Inc. with Colony Capital, Inc. and NorthStar Realty Finance Corp.
On January 10, 2017, NSAM completed the tri-party merger with Colony Capital, Inc., or Colony, and NorthStar Realty Finance Corp., or NorthStar Realty or NRF, under which the companies combined in an all-stock merger of equals transaction, referred to as the Mergers, to create Colony NorthStar, an internally-managed, diversified real estate and investment management company. The Mergers create a leading global equity real estate investment trust, or REIT, with an embedded investment management platform with increased scale and capabilities with approximately $56 billion of assets under management.
Under the terms of the merger agreement, NSAM redomesticated to Maryland to be treated as a REIT beginning in 2017 and Colony and NorthStar Realty, through a series of transactions, merged with and into the redomesticated NSAM, which was renamed Colony NorthStar, Inc. NSAM’s common stockholders received one share of Colony NorthStar’s common stock for each share of NSAM common stock they owned. Upon closing of the Mergers, NSAM’s stockholders received approximately 32.85%, Colony stockholders received approximately 33.25% and NorthStar Realty stockholders received approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Mergers. Prior to the closing of the Mergers, NSAM’s board of directors declared a special cash dividend in the amount of $228 million to its common stockholders, which was paid in January 2017.
NSAM, Colony and NorthStar Realty each have significant pre-combination activities and the Mergers will be accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805, Business Combinations. Although NSAM is the legal acquirer in the Mergers, Colony has been designated as the accounting acquirer, resulting in a reverse acquisition of NSAM for accounting purposes.
NSAM Historical Business
The historical consolidated financial statements included herein represent the consolidated financial position, results of operations, other comprehensive income and cash flows of NSAM prior to the Mergers. As such, the consolidated financial statements included herein do not reflect the Colony NorthStar consolidated balance sheet, statement of operations, other comprehensive income and cash flows in the future or what Colony NorthStar’s consolidated balance sheet, statement of operations, other comprehensive income and cash flows would have been had NSAM been merged with Colony and NorthStar Realty during the historical periods presented. The consolidated financial statements included herein should be read and considered with the Colony and NorthStar Realty consolidated financial statements and notes thereto that are included as exhibits to this Form 10-K and pro forma financial statements and notes thereto that are filed with the SEC.
Prior to the Mergers, NSAM was a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally including substantial business raising and managing capital in the retail marketplace, accessing a variety of pools of capital through various vehicles that include REITs and closed-end funds, which are referred to as the Retail Companies. Such Retail Companies raise capital in the retail market through NorthStar Securities, LLC, or NorthStar Securities, a captive broker-dealer platform registered with the SEC. In addition, NSAM managed NorthStar Realty and NorthStar Realty Europe Corp., or NorthStar Europe, two publicly listed REITs, referred to as the NorthStar Listed Companies.
Colony NorthStar Business
Colony NorthStar (NYSE:CLNS) is a global real estate and investment management firm that was formed on May 31, 2016 and began trading on the New York Stock Exchange, or NYSE, on January 11, 2017 following the Mergers. Colony NorthStar has significant property holdings in the healthcare, industrial and hospitality sectors, other real estate equity and debt investments and an embedded institutional and retail investment management business and currently has assets under management of approximately $56 billion. We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. In addition, we own NorthStar Securities, a captive broker-dealer platform which raises capital in the retail market. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ending December 31, 2017.

Colony NorthStar Segments
Our business objective is to provide attractive risk-adjusted returns to our investors through five core strategic real estate segments summarized as follows:

•
Healthcare - Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. Over half of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. Substantially all of our net leases include annual escalating rent provisions. In addition, our portfolio consists of senior housing operating facilities which include healthcare properties that operate through management agreements with independent third-party operators, predominantly through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through a taxable REIT subsidiary, or TRS, to have direct exposure to resident fee income and incur customary related operating expenses. Our medical office buildings are a combination of single tenant and multi-tenant properties typically structured with long-term leases with the tenants.

•
Light Industrial - Our industrial properties are comprised of primarily light industrial assets in infill locations that are vital for e-commerce and other tenants that require increasingly quick delivery times. These properties are generally either multi-tenant buildings of up to 500,000 square feet or single tenant buildings of up to 250,000 square feet with an office build-out of less than 20%. The portfolio is well-diversified with over 800 tenants and across 37 million square feet across 15 major U.S. markets, with significant concentrations in Atlanta, Dallas and Chicago.

•
Hospitality - Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Other Equity and Debt - Includes our portfolios of net lease, multifamily and multi-tenant office properties, our interest in Colony Starwood Homes (NYSE: SFR), which is one of the largest publicly traded owners and operators of single family rental homes in the U.S., and a portfolio of commercial real estate, or CRE, loans and securities, our limited partnership interests in real estate private equity funds, or PE Investments, and various other equity investments.

•
Investment Management - Our investment management business is expected to generate fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.

Our vision is to establish Colony NorthStar as the leading global equity REIT, with a unique and powerful embedded investment management platform, resulting in multiple avenues to drive growth and create value for shareholders. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through prudent sector/subsector capital allocation and best-in-class operational capabilities, we aim to generate outsized total returns to shareholders. In addition, we expect to have third-party investor participation in sponsored investment vehicles that serve a potential to enhance returns to stockholders through fee income and act as an additional source of liquidity. We expect our embedded investment management platform to allow us to scale our core segments while providing revenue diversification.
The operating and financial results of NSAM are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and the notes thereto. The segments of NSAM’s historical business do not represent segments of Colony NorthStar subsequent to the Mergers as described above.
Investment Strategy
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep experience, having invested through multiple economic cycles, as more fully described below. These processes have been developed to implement a flexible yet disciplined investment strategy, which may involve any of the following:

•
capitalizing on asset-level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

•	seeking to acquire assets that are undervalued as a result of operating uncertainty or liquidity constraints;

•	enhancing cash flow and asset values during ownership by active asset management and implementing opportunistic resolution and exit strategies;

•
originating and structuring senior and/or junior loans with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral and the strength and quality of the sponsorship;

•
retaining control, where possible, over the formulation and execution of the management strategies with respect to our assets, including the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay offs or other modification of the terms governing a loan, and, if necessary, the foreclosure and active management of assets underlying non-performing loans in order to reposition them for disposition; and

•
structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flow, attempting to match the structure and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.

Our investment strategy is dynamic and flexible, which enables us to adapt to shifts in economic, real estate and capital market conditions and to exploit inefficiencies around the world. Consistent with this strategy, in order to capitalize on the investment opportunities that may be present in various other points of an economic cycle, we may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. We believe that the diversification of the portfolio of assets that we have acquired, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to identify undervalued opportunities and to generate attractive long-term returns for our stockholders in a variety of market conditions.
Financing Strategy
Our financing strategy is to employ investment-specific financing principally on a non-recourse basis with matching terms and currencies, as available and applicable, through first mortgages, senior loan participations or securitizations. In addition to investment-specific financings, we may use and have used credit facilities on a shorter term basis and repurchase facilities and public and private, secured and unsecured debt issuances on a longer term basis. The amount of leverage we use is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the income earned on our assets and financial covenants within our credit facilities. Our decision to use leverage to finance our assets is at our discretion and not subject to the approval of our stockholders. We currently expect to target an overall leverage of approximately 50% or less. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings. In connection with the Mergers, the Operating Partnership entered into a revolving credit facility with an aggregate principal amount of up to $1 billion with JP Morgan Chase Bank, N.A. as administrative agent and the several lenders that are parties thereto. This facility matures in January 2021 and includes two six-month extension options. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.
Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act of 1940 Act, or the 1940 Act, we closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. In addition, the risk committee of our board of directors, in consultation with our chief risk officer, internal auditor and other management, will periodically review our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors will maintain oversight of financial reporting risk matters.
Underwriting
Prior to making any equity or debt investment, our underwriting team, in conjunction with third-party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business issues surrounding such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.
During the underwriting process, we review the following data, including, but not limited to: property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficacy) and local real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions, as applicable. For debt investments, we also analyze metrics such as loan-to-collateral value ratios, debt service coverage ratios, debt yields, sponsor credit ratings and performance history.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
Portfolio Management
The comprehensive portfolio management process generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis for both assets on our balance sheet and assets of the companies within our investment management business. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews.
We use many methods to actively manage our credit risk to preserve our income and capital, in order to minimize credit losses that could decrease income and portfolio value. For commercial real estate equity and debt investments, frequent re-underwriting and dialogue with tenants, operators, partners and/or borrowers and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are monitored and identified for possible asset impairment and loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management.
Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, and in order to maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.
Interest Rate and Foreign Currency Hedging
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets.
In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges, and matched currency financing.
We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.
Operating and Regulatory Structure
REIT Qualification
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ending December 31, 2017.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. In addition, we hold certain of our assets through TRSs, which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest, our TRSs may have a material amount of assets and net taxable income.
1940 Act Exemption
We intend to continue to conduct our operations so that we not required to register as an investment company under the 1940 Act.  Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the definition of investment securities under the 1940 Act, among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
We are organized as a holding company that conducts its businesses primarily through wholly owned or majority owned subsidiaries. We intend to limit the investment securities we hold in our wholly owned or majority owned subsidiaries that rely on the exception from the definition of investment company contained in Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may hold directly, in order that, combined, the value of such securities do not exceed 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. We intend to monitor our holdings to ensure ongoing compliance with this test. In addition, we believe we are not an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not and will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned and majority owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries. Certain of our subsidiaries will qualify for an exemption from registration under the 1940 Act under other applicable exemptions, including Section 3(c)(5)(C) and Section 3(c)(6) of the 1940 Act.
Continuing qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, for our subsidiaries that rely on Section 3(c)(5)(C) of the 1940 Act, the requirements to maintain the exemption will limit their ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities and real estate companies or assets not related to real estate.
We classify our investments for purposes of testing for these exemptions based in large measure on no-action letters issued by the Staff of the SEC and other SEC interpretive guidance. These positions were based upon facts that may be different from ours, and many of these no-action positions were issued more than twenty years ago. To the extent that the Staff of the Division of Investment Management of the SEC provides more specific guidance regarding any of the matters bearing upon any exemption on which we may rely, we may be required to adjust our holdings and strategies accordingly. Additional guidance from the Staff of the Division of Investment Management of the SEC could provide us with additional flexibility, or it could further inhibit our ability to pursue strategies we have chosen. For example, on August 31, 2011, the SEC issued a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities should continue to be allowed to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. If the SEC takes action with respect to this exclusion, these changes could result in certain of our securitization vehicles and other subsidiaries being no longer able to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. In such a case, we would either need to conform its activities to one or more other exemptions from the 1940 Act or lose our status as exempt from registration under the 1940 Act, either of which could result in an adverse effect on us.
If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company under the 1940 Act. Either of (i) or (ii) could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to its capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.
Regulation under the Investment Advisers Act of 1940
We have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

U.S. Healthcare Regulation - Overview
Assisted living, memory care, independent living, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and fines; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity, including those resulting from any new presidential administration, can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors” in this report.
Healthcare Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, kickback laws, self-referral laws and false claims acts, the latter of which has resulted in increased enforcement activity and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility; any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Healthcare Reimbursement
Federal, state and private payor reimbursement methodologies applied to healthcare providers continue to evolve. Federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations. Additionally, Congress and the new presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in an adverse effect on our tenants, managers and operators, which in turn may adversely impact us.
Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (assisted living, independent living and memory care facilities) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative consequence. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
Medicare Reimbursement. Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which create a risk that payments will not cover the costs of delivering care. In addition, the Centers for Medicare and Medicaid Services, or CMS, continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes could reduce payments and patient volumes for some facilities. The new presidential administration is expected to maintain this focus, but could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program which, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Medicaid Reimbursement. Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits and some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Congress and the new presidential administration have expressed interest in repealing the ACA and substantially reforming the Medicaid program. In so doing, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so, which could result in states that expanded Medicaid under the ACA reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us.
Healthcare Licensure, CON, Certification and Accreditation
Hospitals, skilled nursing facilities, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability of our tenants and operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new tenant or operator. The failure of our tenants and operators to maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility; any of which could have an adverse effect on the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Health Information Privacy and Security
Healthcare providers, including those in our portfolio, are subject to numerous state and federal laws that protect the privacy and security of patient health information. The federal government, in particular, has significantly increased its enforcement of these laws. The failure of our tenants, operators and managers to maintain compliance with privacy and security laws could result in the imposition of penalties and fines, which in turn may adversely impact us.
For additional information regarding regulations applicable to Colony NorthStar, refer to Item 1A. “Risk Factors.”
Competition
Colony NorthStar is engaged in a competitive multifaceted business and competes for numerous types of target assets and capital from investors. Our competition for investments includes a variety of institutional investors, including other REITs and/or investment managers, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of industrial, healthcare, hospitality, commercial debt and equity real estate and other real estate-related assets suitable for purchase or origination and single-family homes for purchase. Some competitors may have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to Colony NorthStar, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets.
In our investment management business, we compete directly with other real estate investment managers and to lesser degree, investment managers focused on corporate private equity, credit and hedge fund strategies and venture capital. Some of our competitors have greater financial resources, longer track records, more established relationships and more attractive fund terms, including fees. Further, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.
We also face competition in the recruitment and retention of qualified and skilled personnel. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees and consultants.
An increase in competition across the various components of our business may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.
Employees
Subsequent to the Mergers, Colony NorthStar has approximately 575 employees worldwide. As of December 31, 2016, NSAM had 214 employees.
Available Information and Corporate Governance
Our principal executive office is located in Los Angeles at 515 South Flower Street, 44th Floor, Los Angeles, California, 90071 and our website address is www.clns.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements are available on our website under “Public Shareholders-SEC Filings,” as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC. We will also post corporate presentations on our website from time-to-time.
All of our reports filed with the SEC can also be obtained at the SEC’s website at www.sec.gov and they may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.
Colony NorthStar emphasizes the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation, nominating and corporate governance, and risk committees of the board of directors are composed exclusively of independent directors. Additionally, the following documents relating to corporate governance are available on our website under “Public Shareholders-Corporate Governance”:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers

•	Complaint Procedures for Accounting and Audit Matters

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Risk Committee Charter
These corporate governance documents are also available free of charge in print to any security holder who requests them in writing to: Colony NorthStar, Inc., Attention: Investor Relations, 515 South Flower Street, 44th Floor, Los Angeles, California, 90071. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to such corporate governance documents.
Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected. References to “Retail Companies” means, collectively, NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, NorthStar Real Estate Income II, Inc., or NorthStar Income II, NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar RXR New York Metro, and NorthStar Real Estate Capital Income Master Fund (and its two feeder funds), or NorthStar Capital Fund; and NorthStar/Townsend Institutional Real Estate Fund Inc., or NorthStar/Townsend Investment and any other non-traded company we may sponsor and raise capital for through NorthStar Securities in the future. References to “private funds” means private equity funds or vehicles sponsored and managed by affiliates of the Company. References to “managed vehicles” means, collectively, the private funds, Retail Companies and NorthStar Europe.
Risks Related to Our Company
We face risks different from those previously faced by NSAM, Colony and NRF, which may affect our results of operations and the market price of our Class A common stock.
Our business differs from that of NSAM, Colony and NRF, and, accordingly, the results of operations and financial condition of our company may be affected by factors different from those that affected NSAM’s, Colony’s or NRF’s results of operations and financial condition prior to the Mergers. Examples of differences between NSAM’s, Colony’s and NRF’s businesses and the new or increased risks we face include:

•
a large increase in the amount of assets under management and a diversification of types of assets under management, which may create risks related to scaling and combining of the platforms necessary to manage the combined assets of the companies;

•	additional conflicts between and among the clients and managed vehicles of the company;

•	certain investment vehicles historically managed by NSAM or Colony may compete for investment opportunities and may be adversely impacted to the extent such opportunities are allocated between them;

•	our possible failure to successfully implement our plan to optimize our combined portfolio consisting primarily of owned real estate; and

•	our larger and newly-combined team of management and employees may require time to become fully effective and may not be able to achieve our anticipated synergies and higher earnings growth.
Adverse changes in general economic conditions can negatively affect our business, which could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
Our business is also closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.
Our investment in certain assets may decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. If long-term interest rates increased significantly, the market value of certain investments may decline, and the duration and weighted average life of these investments may increase. As a result, we could realize a loss if these investments were sold prior to maturity.
In addition, in a period of rising interest rates, our operating results will partially depend on the difference between the income from our assets and financing costs. We anticipate that, in some cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates could decrease our net income and the market value of our assets.
Rising interest rates may also cause our target investments that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. An increase in interest rates may cause a decrease in the volume of certain of our target investments, which could adversely affect our ability to acquire target investments that satisfy our investment objectives and to generate income and make distributions to our stockholders. As a result of the foregoing, significant fluctuations in interest rates could materially and adversely affect our results of operations, financial conditions and our ability to make distributions to our stockholders.
Our business depends in large part on our ability to raise capital from investors through the issuance of public securities as well as, but not limited to, Retail Companies and private funds. If we were unable to raise such capital or deploy such capital into investments, there may be a material reduction in our revenues and cash flow, which would adversely affect our financial condition.
Our ability to raise capital through the issuance of public securities as well as, but not limited to, Retail Companies and private funds depends on a number of factors, including many that are outside our control, such as the general economic environment or the number of offerings in the market or other investment vehicles being raised at the same time by our competitors that are focused on the same or similar investment strategies. Additionally, investors may downsize (or even eliminate) their investment allocations to alternative investments, including private funds, non-traded REITs, 1940 Act funds, and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our Company or our managed vehicles could also make it more difficult for us to raise new capital. Investors in our managed vehicles may decline to invest in future vehicles we raise, and investors may withdraw their investments in our managed vehicles (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our Company’s and managed vehicles’ performance independently and relative to market benchmarks and our competitors, and our and such managed vehicles’ ability to raise capital depends, on our or any such managed vehicle’s performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of our Company and managed vehicles.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control, including that:

•	a number of our competitors have more personnel and greater financial, technical, marketing and other resources than we do;

•
many of our competitors have raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that we seek to exploit;

•
some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our managed vehicles, particularly our managed vehicles that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;

•
some of our competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;

•	our competitors may be able to achieve synergistic cost savings in respect of an investment that we cannot, which may provide them with a competitive advantage in bidding for an investment;

•
there are relatively few barriers to entry impeding new funds, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange;

•	some investors may prefer to pursue investments directly instead of investing through one of our funds;

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us; and

•
other investment managers may offer more products and services than we do, have more diverse sources of revenue or be more adept at developing, marketing and managing new products and services than we are.

We may find it harder to raise managed vehicles, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future managed vehicles, either of which would adversely impact our business, revenues, results of operations and cash flow.
We require capital to comply with our distribution requirements as a REIT and to continue to operate and grow our business and portfolio of target investments, and the failure to obtain such financing would have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT which generally require that we distribute to our stockholders 90% of our taxable income and that we pay tax on any undistributed income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we may have to rely on third-party sources of capital, including public and private offerings of securities and debt financings. Financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
There can be no assurance that our share repurchase program and planned deleveraging transactions will be successful or that we will repurchase stock at favorable prices or at all, which could have a material adverse effect on our business, financial condition, results of operations.
Subject to our ability to continue to qualify as a REIT, and to our ability to access the necessary cash without significant adverse tax consequences, our board of directors approved a share repurchase program that permits us to repurchase shares of our Class A common stock in the open market or otherwise, in an aggregate amount of up to $300.0 million until February 28, 2018. We may also engage in deleveraging transactions, including repayment of debt or repurchase of preferred stock. Our ability to access cash to repurchase shares of our Class A common stock and/or shares of our preferred stock without adverse tax consequences is limited prior to January 2019, but those limitations would not apply to other potential deleveraging transactions. The actual number of shares to be repurchased will depend, however, on the market price of our Class A common stock at the time the share repurchase program is implemented. Assuming the entire $300.0 million program were used to repurchase shares of our Class A common stock, and using the closing price of Class A common stock as reported on the NYSE on February 27, 2017, the program would involve the purchase of approximately 20.8 million shares of our Class A common stock. There can be no assurance as to the number of shares that will be repurchased, if any, or the amount of any deleveraging transactions, and the share repurchase program and/or plans to deleverage can be discontinued at any time.
Our credit facility permits us to incur significant indebtedness, which could require that we generate significant cash flow to satisfy the payment and other obligations under our credit facility.
We may incur significant indebtedness in connection with draws under our credit facility. This indebtedness may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our credit facility depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our credit facility. If we are not able to generate sufficient cash flow to service our credit facility and other debt obligations, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facility, which could materially and adversely affect our liquidity.
Furthermore, our obligations under the terms of our borrowings could impact us negatively. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	restrict us from paying dividends to our stockholders;

•	increase our vulnerability to general economic and industry conditions; and

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities.

Because we use debt to finance investments, our cash flow could be adversely affected.
Many of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We typically borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions incorporate various covenants and other provisions that can cause a technical loan default, including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.
We may also secure financing that would require us to make a balloon payment at maturity. Our ability to make such balloon payments may depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timeline of our assets.
Our outstanding indebtedness and indebtedness to be incurred in the future could subject us to increased risk of loss, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
As deemed appropriate by our management in its discretion, we may incur indebtedness, which, together with our existing indebtedness, could subject us to several risks, including, among others, that:

•
Our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in:

•
acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

•	our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements; and/or

•	the loss of some or all of our assets to foreclosure or sale;

•	Our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•
We may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	We may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

We depend on our key personnel, and the loss of their services, through the termination of their employment agreements, or investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Executive Chairman, Thomas J. Barrack, Jr., our Executive Vice Chairman, David Hamamoto and our Chief Executive Officer and President, Richard B. Saltzman, in particular, and the services of the other members of our senior management team, including Messrs. Tangen, Sanders and Traenkle, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of the continued employment with these individuals. The loss of services of certain of our executive officers could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business. Furthermore, our key personnel possess substantial experience and expertise and have strong business relationships with investors in our managed vehicles and other members of the business community. As a result, the loss of these key personnel could jeopardize our relationships with investors in our managed vehicles and members of the business community and result in the reduction of capital or fewer investment opportunities.
Our board of directors has adopted, and will likely continue to adopt, certain incentive plans to establish incentives that will allow us to retain and attract the services of key employees. These incentive plans may be tied to the performance of our Class A common stock. Further, the agreements we entered into with certain members of our senior management team contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If our executives were to terminate their employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.
Recruiting and retaining professionals may be more difficult in the future, which could adversely affect our business, results of operations and financial condition.
Our continued success is highly dependent upon the efforts of our key personnel and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our key personnel and to strategically recruit, retain and motivate new talented personnel.
We may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified investment professionals is extremely competitive. Competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract or retain qualified employees, which could result in higher compensation expenses to us, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct of the companies that we manage could similarly subject us to liability and reputational damage and also harm our performance.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the assets we manage. The violation of any of these obligations or standards by any of our employees or advisors could adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or to the companies that we manage. If our employees improperly use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to prevent this activity may not be effective in all cases. If our employees engage in misconduct, or if they are accused of misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act of 1977, or FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, UK anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
In addition, we may also be adversely affected if there is misconduct by the personnel of the companies that we manage. For example, failures by personnel at the companies that we manage to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. We may face increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of our managed vehicles’ investments.
We will be subject to business uncertainties following the Mergers and we could fail to achieve synergies anticipated in the Mergers, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the effect of the Mergers on employees and clients may have an adverse effect on us following the Mergers. These uncertainties could disrupt our business and impair our ability to attract, retain and motivate key personnel, and cause clients and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new clients to delay doing business with us. Retention and motivation of employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with us.
Additionally, we could fail to achieve beneficial synergies expected from the Mergers, or it may take longer to achieve such synergies than anticipated. Such failure could have a material adverse effect on our business, results of operations and financial condition.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities and the failure to successfully manage such risks could have a material adverse effect on our business, results of operations and financial condition.
We often pursue unusually complex investment opportunities involving substantial business, regulatory or legal complexity that would deter other investors. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations financial condition.
Many of our investments may be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.
Investments in mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as mezzanine loans, junior participations and bridge and other loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. Moreover, turbulent market conditions, such as those experienced recently, could significantly and negatively affect the liquidity of our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
Changes in the debt financing markets could negatively impact our ability to obtain attractive financing or re-financing for our investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse change relating to the terms of such debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, we may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by us. Similarly, we regularly utilize the corporate debt markets in order to obtain financing for our operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our significant operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
A significant portion of our revenues are sourced from our foreign operations in Europe and elsewhere. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:

•	restrictions and problems relating to the repatriation of profits;

•	difficulties and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	laws restricting foreign companies from conducting business;

•	unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•
greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	potentially adverse tax consequences;

•	share ownership restrictions on foreign operations;

•	tariff regimes of the countries in which we do business; and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.
Fluctuations in foreign currencies, exchange controls and other restrictions on the repatriation of funds, may significantly affect our operating performance, liquidity and the value of any cash held outside the United States in local currency. In addition, changes in policies or laws of U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers, capital raising or the expropriation of private enterprises, could reduce the anticipated benefits of our international operations. Any actions by countries in which we conduct business to reverse policies that encourage investment could adversely affect our business. If we fail to realize the anticipated growth of our future international operations, our business and operating results could suffer.
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and in recent declines and volatility in the value of the euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be uncertain. Such uncertainty would extend to among other things, whether obligations previously expressed to be owed and payable in euros would be re-denominated in a new currency, what laws would govern and the courts of which country would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.
In addition, market concerns about economic growth in the Eurozone relative to the United States and speculation surrounding the potential impact on the euro of the exit of a country from the Eurozone may continue to exert downward pressure on the rate of exchange between the U.S. dollar and the euro, which may adversely affect our results of operations.
In addition, increased uncertainty in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, has resulted in an increase in volatility in the global financial markets. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and that could adversely affect our business and results of operations.
Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations and state securities commissions in the United States, are empowered to grant, and in specific circumstances to cancel, permissions to carry on particular activities, and to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us.
In the past several years, the financial services industry, and private equity in particular, has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. Notably, in the last few years, there were a number of enforcement actions within the industry, and the SEC may continue to pursue such enforcement actions in 2017. This increased enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate. We are involved in certain trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
We regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the Commodity Exchange Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended, or ERISA, in conducting our investment activities in the United States. Similarly, in conducting our investment activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.
Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds.
In addition, as a result of the global financial crisis and highly-publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the domestic regulatory environment in which we operate in the United States. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Regulatory focus on our industry has intensified in recent years and is expected to continue.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank of 2010 has changed and is expected to continue changing the regulatory environment for alternative investment funds, including funds that we manage and our future funds. Dodd-Frank expanded the registration requirements for investment advisers managing such funds, as well as subjecting large funds to supervisory oversight for purposes of assessing their potential to contribute to systemic risk. Title VII of Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. While the full impact of Dodd-Frank on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of Dodd-Frank and the rules promulgated thereunder. Although the SEC and other U.S. regulatory agencies have begun issuing rules and regulations to implement the requirements of Dodd-Frank, some provisions of Dodd-Frank still require the adoption of implementing regulations by the applicable agencies. Accordingly, it is not possible to assess Dodd-Frank’s full impact on us, our funds or, in some cases, the instruments in which our funds may invest. As the regulatory environment evolves, compliance with any new laws or regulations could be difficult and may adversely affect the value of instruments held by our funds or the ability of our funds to pursue their investment strategies.
In addition, we may be impacted indirectly by guidance recently directed to regulated banking institutions with regard to leveraged lending practices. In March 2013, the U.S. federal banking agencies issued updated guidance on credit transactions characterized by a high degree of financial leverage. To the extent that such guidance limits the amount or increases the cost of financing we are able to obtain for our transactions, the returns on our investments may suffer.

It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed vehicles. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The investment decisions we make may subject us to the risk of third-party litigation arising from investor dissatisfaction with our performance, alleged conflicts of interest, the activities of the companies that we manage and a variety of other litigation claims and regulatory inquiries and actions. From time to time we may be subject to regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies.
In addition, to the extent that our investors suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our managed vehicles, our principals or our affiliates. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our managed vehicles. Even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our managed vehicles experience losses.
If any lawsuits were brought against us and resulted in a finding of substantial legal liability, the lawsuit could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our managed vehicles. As a result, allegations of improper conduct by private litigants (including investors in or alongside our managed vehicles) or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
In addition, with a workforce composed of many highly paid professionals, we face the risk of litigation relating to claims for compensation, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations and financial condition.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Investment Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

The historical financial information included in this annual report is not necessarily indicative of our future performance.
The historical financial information included in this annual report is not necessarily indicative of our future financial results, in particular because the historical financial information is related only to NSAM. This financial information does not purport to represent or predict the results of any future periods.
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company, an adviser and a company within an extensively regulated industry; and

•	the transitions we are undergoing as a result of the Mergers, resulting in our operations as a single public entity.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. Furthermore, as an asset manager our business is highly dependent on information technology systems, including systems provided by third parties over which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
The Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer. For instance, accounting irregularities recently discovered at other companies have caused the SEC to launch an inquiry, stockholders to initiate lawsuits, executives to resign, the stock price to significantly decrease and the firm’s reputation to be questioned by stockholders and the press.
Risks Related to Ownership of Our Securities
The market price of our Class A common stock may be volatile and holders of our Class A common stock could lose all or a significant portion of their investment due to drops in the market price of our Class A common stock.
The market price of our Class A common stock may be volatile especially as a result of the Mergers and stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock pursuant to the Merger Agreement or otherwise due to fluctuations in the market price of our Class A common stock, including changes in market price caused by factors unrelated to our operating performance or prospects.
Specific factors that may have a significant effect on the market price of our Class A common stock following completion of the Mergers include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other companies comparable to it or companies in the industries we serve;

•	actual or anticipated fluctuations in our operating results or future prospects;

•	reactions to public announcements by us;

•	strategic actions taken by our company or our competitors, such as the intended business separations, acquisitions or restructurings;

•
failure of our company to achieve the perceived benefits of the transactions, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of common stock by our company, members of our management team or significant stockholders.
We may issue additional equity securities, which may dilute your interest in us.
In order to expand our business, we may consider offering Class A common stock and securities that are convertible into our Class A common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our Class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of Class A common stock that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE. However, we may issue and sell shares of our Class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership.
Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.
Our charter authorizes our board of directors to, without stockholder approval, classify any unissued shares of common stock or preferred stock; reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock; and issue such shares of stock so classified or reclassified. Our board of directors may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights (voting or otherwise) senior to the rights of current holders of our Class A common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
Our Class A common stock may be delisted, which could limit your ability to trade our Class A common stock and subject us to additional trading restrictions.
Our Class A common stock is listed on the NYSE, a national securities exchange. However, our Class A common stock may not continue to be listed on the NYSE in the future. If the NYSE delists our Class A common stock from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Class A common stock;

•	a limited amount of news and analyst coverage for our company;

•	a decreased ability for us to issue additional securities or obtain additional financing in the future; and

•	limited liquidity for our stockholders due to thin trading.
Risks Related to Our Organizational Structure and Business Operations
The Colony NorthStar Merger
At the closing of the Mergers, we assumed liabilities and obligations of NSAM, Colony and NRF.
In connection with the Mergers, we assumed the liabilities and obligations of NSAM, Colony and NRF, including NRF’s obligations under its exchangeable senior notes and Colony’s obligations under its convertible notes. These liabilities could have a material adverse effect on our business to the extent each of NSAM, Colony and NRF did not identify such liabilities or underestimated the nature, amount or significance, based on amount or otherwise, of such liabilities.
We may be unable to retain necessary NSAM, Colony and/or NRF personnel.
The success of the Mergers depends on our ability to retain the key employees previously employed by NSAM, Colony and/or NRF. It is possible that these employees may decide not to remain us. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the companies to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees or to offer employment to potential replacements on reasonable terms. Further, it is expected that certain executive officers previously of NSAM and NRF will depart after providing transition services to us, which may cause our business to be adversely affected.
General market conditions and unpredictable factors could adversely affect market prices of our preferred stock following the exchange for Colony preferred stock and NRF preferred stock in connection with the Mergers.
There can be no assurance about the market prices of our preferred stock that was exchanged for Colony preferred stock and NRF preferred stock, as applicable, in connection with the Mergers. A number of factors, many of which are beyond our control, could influence the future market prices of our preferred stock, including:

•	whether we declare or fail to declare dividends on our preferred stock from time to time;

•	real or anticipated changes in the credit ratings assigned to our securities;

•	our creditworthiness and credit profile;

•	interest rates;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, corporate, securities market, geopolitical, regulatory or judicial events that affect us, the asset management or real estate industries or the financial markets generally.
Shares of our Class A common stock and preferred stock rank junior to all indebtedness of, and other non-equity claims on, our company with respect to assets available to satisfy such claims.
Thomas J. Barrack, Jr., our Executive Chairman, controls a significant number of votes in any matter presented to our stockholders for approval, including the election of directors.
In connection with the acquisition on April 2, 2015 by Colony’s operating partnership of substantially all of the real estate and investment management businesses and operations of Colony Capital, LLC, or CCLLC, (the “Combination”), Mr. Barrack was issued Colony class B common stock which had additional voting rights. In the Mergers, such Colony class B common stock was exchanged for shares of our Class B Common Stock. Mr. Barrack controls a significant number of votes in matters submitted to a vote of stockholders, including the election of directors, as a result of his beneficial ownership of our Class B Common Stock. Mr. Barrack may have interests that differ from our other stockholders and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.
Our tax protection agreement could limit our ability to sell certain properties, engage in a strategic transaction or reduce our level of indebtedness, which could materially and adversely affect us.
At the closing of the Mergers, CCLLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman, each of which we refer to as a protected member, entered into a tax protection agreement with the Company and the OP, or the TPA. The TPA provides that each protected member is indemnified on an after-tax basis for any Section 704(c) gain, calculated as provided in the TPA, as a result of a transaction occurring during the period commencing on June 3, 2016 and ending on the fifth anniversary of the closing of the Mergers and that is considered to be a sale of the tax goodwill or going concern value or airplane owned by the OP and contributed (directly or indirectly) by such protected members, which we refer to, collectively, as the protected property, other than on transfers to the protected members or persons or entities related to the protected members. The TPA also applies to a merger or other transaction that would convert interests in the OP held by the protected members to cash or otherwise result in a taxable disposition of such interests, but does not apply to a transaction in which the equity interests of the protected members are maintained in a manner that does not trigger gain or offers the protected members the option to roll over their investment into an equity interest that is substantially equivalent (including value, profit and loss share, distribution rights and liquidity) to the equity interests exchanged in such transaction.
If our tax indemnification obligations are triggered under these agreements, we will be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. The OP estimates that if all of its assets subject to the TPA are sold in a taxable transaction, its indemnification obligations (based on tax rates applicable for the taxable year ended December 31, 2016 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) would be approximately $410 million.

We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support the significant growth of our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. In connection with our investments, our partners provide, among other things, property management, investment advisory, sub-advisory and other services to us and certain of the companies that we manage. We may not realize any of the anticipated benefits of our strategic partnerships and joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and the companies we manage to risks and uncertainties not otherwise present with other methods of investment. In addition, the controlling partner(s) may be able to take actions which are not in our best interests or the best interests of the investments we manage because of our lack of full control. Furthermore, to the extent that our joint venture partner provides services to the companies we manage, certain conflicts of interest will exist. Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Risks Related to Our Incorporation in Maryland
The stock ownership limits imposed by the Code for REITs and our Charter may restrict our business combination opportunities.
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our Articles of Amendment and Restatement, or the Charter, with certain exceptions, authorizes our board of directors to take those actions that are necessary and desirable to preserve our qualification as a REIT. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code, our Charter generally prohibits any person (other than a person who has been granted an exemption) from actually or constructively owning more than 9.8% of the aggregate of the outstanding shares of our capital stock (as defined in our Charter) by value or 9.8% of the aggregate of the outstanding shares of our common stock (as defined in our Charter) by value or by number of shares, whichever is more restrictive. Our board of directors may, in its sole discretion, grant an exemption to the ownership limits, subject to certain conditions and the receipt by our board of directors of certain representations and undertakings. The ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our Charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders, and the proposed reduction in the ownership limit could further restrict such transactions that may otherwise not be so delayed or prevented.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our board of directors has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder,” provided that any such business combination is first approved by our board of directors (including a majority of the directors of our company who are not affiliates or associates of such person). Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked, or repealed in whole or in part at any time and we may opt back into the business combination provisions of the MGCL. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. In the case of the control share provisions of the MGCL, we have elected to opt out of these provisions of the MGCL pursuant to a provision in our bylaws.
Conflicts of interest may exist or could arise in the future with the OP and its members, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, Colony NorthStar, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member may come into conflict with the duties of our directors and officers to our Company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
Risks Related to Our Managed Vehicles
Changes in investor preferences or market conditions could limit our ability to raise capital or make new investments on behalf of the companies that we manage.
In order to raise capital on behalf of our managed vehicles, we have relied on (i) sales of the publicly-registered, non-traded securities issued by our Retail Companies sold to individual investors through participating selected dealers and (ii) private placements of limited partner or similar interests in our managed vehicles. With respect to our Retail Companies, we have partnerships with a diversified group of selected dealers raising capital for our managed companies, however certain of our managed companies have raised a material amount of funds from a concentrated number of selected dealers. If our traditional channels for raising non-traded securities were to become less available as a result of a changes in market receptivity to illiquid investments with similar fee or compensation structures, regulatory scrutiny, or other reasons, our ability to raise capital and make investments on behalf of our Retail Companies could be adversely affected.
Poor performance of our managed vehicles or our future managed vehicles could cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital.
In the event that any of our managed vehicles or our future managed vehicles were to perform poorly, our revenue, income and cash flow could decline because the value of our assets under management would decrease, which, depending on the terms of the applicable vehicle, could result in a reduction in investment management and other fees, and our investment returns would decrease, resulting in a reduction in the carried interest and/or other incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our managed vehicles.
Investors in our future managed vehicles may negotiate to pay us lower investment management and other fees and the economic terms of our future managed vehicles may be less favorable to us than those of managed vehicles we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with raising new managed vehicles or securing additional investments in existing managed vehicles, we will negotiate terms for such managed vehicles and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of the managed vehicles or managed vehicles advised by our competitors. For example such terms could restrict our ability to raise managed vehicles with investment objectives or strategies that compete with existing managed vehicles, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the vehicles or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new managed vehicles. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.
Because certain of the management agreements with the companies that we manage that raise capital through the retail market, or our Retail Companies, are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to our Retail Companies are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. These agreements may generally be terminated by each Retail Company immediately for cause, or upon 60 days’ written notice, without cause or for good reason, and expire on an annual basis, unless otherwise renewed. Further, we anticipate that our Retail Companies will pursue a liquidity transaction in the future and, if successful, certain liquidity transactions could result in termination or expiration of these agreements. There can be no assurance that these agreements will not expire or be terminated. Any such termination or expiration could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are subject to risks and liabilities in connection with sponsoring, investing in and managing new managed vehicles.
We sponsor, manage and serve as general partner and/or manager of new managed vehicles. Investment in these managed vehicles may involve risks not otherwise present with a direct investment in such managed vehicle’s target investments, including, for example:

•	the possibility that investors might become bankrupt or otherwise be unable to meet their capital contribution obligations;

•	that operating and/ or management agreements of a managed vehicle often restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and manager, and in such event, we may not continue to manage or invest in the applicable managed vehicle underlying such relationships;

•
that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable managed vehicle to additional risk; and

•	that we may incur liability for obligations of a managed vehicle by reason of being its general partner or manager.
Valuation methodologies for certain assets in our managed vehicles can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of performance and accrued performance fees of a managed vehicle.
There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our managed vehicles. We determine the fair value of the investments of each of our managed vehicles at least quarterly based on the fair value guidelines set forth by generally accepted accounting principles in the United States, or U.S. GAAP. The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments for which market prices are not observable include, but are not limited to illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment, which could cause some investors to question our valuations.
Because there is significant uncertainty in the valuation of, or stability of the value of, illiquid investments, the fair values of such investments as reflected in a managed vehicle’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the managed vehicle when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior managed vehicle net asset values would result in reduced earnings or losses for the applicable managed vehicle, the loss of potential carried interest and incentive fees and in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior managed vehicle net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional managed vehicles.

SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.
Rules 501 and 506 of Regulation D under the Securities Act bar issuers where the issuer is or the offering would involve a “bad actor” from relying on Rule 506 of Regulation D, or Rule 506 in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506, or Rule 506 offerings if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (i) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (ii) final orders from the Commodity Futures Trading Commission, or CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (iii) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (iv) SEC cease-and-desist orders relating to violations of certain anti- fraud provisions and registration requirements of the federal securities laws; (v) suspensions or expulsions from membership in a self-regulatory organization, or SRO or from association with an SRO member; and (vi) U.S. Postal Service false representation orders.
If any covered person is subject to a disqualifying event, one or more of our private funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Certain of our private funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of our private funds were to lose the ability to rely on the Rule 506 exemption because a covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
Misconduct by third-party selling broker-dealers or our broker-dealer sales force could have a material adverse effect on our business.
We rely on selling broker-dealers and our broker-dealer sales force to properly offer equity in our current and future Retail Companies to investors in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us. These actions could also directly or indirectly harm the industry generally or our reputation specifically, which could have a material adverse effect on our business. While we may have indemnification obligations under certain selling agreements and dealer agreements for misconduct by such broker-dealers, such indemnification may not fully cover our losses and any such shortfall or delay in receiving any indemnification proceeds could have a material adverse effect on our business.
The organization and management of our Retail Companies and any future Retail Companies we may manage may create conflicts of interest.
We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and the Retail Companies, including the following:

•
allocating funds based on numerous factors, including investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life;

•	all transactions where we co-invest with a Retail Company are subject to the approval of the independent directors of the applicable Retail Company;

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each Retail Company; and

•	quarterly review of all of the investment activities of the Retail Company by the independent directors of the Retail Company.
In addition, subject to compliance with Investment Advisers Act rules, we may allow our managed vehicle to enter into principal transactions with us or cross-transactions with other managed vehicles or strategic vehicles. For certain cross-transactions, we may receive a fee from the managed company and conflicts may exist. If our interests and those of the 84% interest in Townsend Holdings, LLC that NSAM acquired on January 29, 2016, or Townsend, or our managed vehicles are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our managed vehicles, our strategic partnerships or our joint ventures.

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business and our ability to attract investors for future vehicles.
Conflicts of interest may also arise in the allocation of fees and costs among our managed vehicles that we incur in connection with the management of their assets. This allocation sometimes requires us to exercise discretion and there is no guarantee that we will allocate these fees and costs appropriately.
In addition to the management fees we receive from our managed vehicles, we are reimbursed by our Retail Companies for costs and expenses we incur on their behalf, including indirect personnel and employment costs that we allocate to our Retail Companies and disputes could arise in connection with those allocations.
We are paid substantial fees for the services we and our subsidiaries provide to our managed vehicles and we are also reimbursed by our Retail Companies for costs and expenses we incur and pay on their behalf. Our Retail Companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs. The costs and expenses that we allocate to our Retail Companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations. These conflicts of interest, as well as the loyalties of our executives and other real estate and finance professionals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation. For the year ended December 31, 2016, we allocated $2.2 million and $32.6 million in costs to NRF and NorthStar Europe and our Retail Companies, respectively. Our Retail Companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts. Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that our Retail Companies could seek to terminate their relationship with us.
The adoption by the U.S. Department of Labor, or DOL, of certain amendments to the definition of “fiduciary” under the Employment Retirement Income Security Act, or ERISA, could adversely affect our ability to raise capital through public offerings of our Retail Companies.
In 2016, the U.S. Department of Labor, or DOL, adopted certain amendments to the definition of “fiduciary” under ERISA and the Internal Revenue Code. The proposed amendments have broadened the definition of “fiduciary” and made a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or IRAs). The amendments became effective in 2016, with implementation commencing in April 2017 and continuing through January 2018. On February 3, 2017, a Presidential Memorandum was issued directing the Department of Labor to, among other things, examine the fiduciary duty rule to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and ultimate impact of the amendments are not yet known, but if the amendments are implemented, they, could negatively impact our ability to raise funds through public offerings of our Retail Companies and our operations, which could adversely affect our financial condition and results of operations.
Non-traded companies have been the subject of increased scrutiny by regulators and media outlets resulting from inquires and investigations initiated by FINRA and the SEC and could also become the subject of scrutiny and face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, our non-traded Sponsored Companies may be unable to raise substantial funds which will limit the number and type of investments they may make and their ability to diversify their assets.
In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs. The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded companies. In addition, certain non-traded REIT sponsors have recently been the subject of Federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded REIT industry. Furthermore, amendments to FINRA rules regarding customer account statements were approved by the SEC and became effective on April 11, 2016. These amendments have significantly affected the manner in which non-traded companies raise capital and may have contributed to a significant reduction in capital raised by non-traded companies. In addition, recent amendments adopted by the DOL to fiduciary and other standards on sales practices of broker-dealers and the impact of such rules, if implemented, could adversely affect the ability of our Sponsored Companies to raise additional capital.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded companies, and accordingly the non-traded companies we manage may face increased difficulties in raising capital in their offerings. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially adversely affect the fee income generated from our broker-dealer that acts as the dealer manager of these offerings as well as the asset management and other fees we earn and the nature of the transactions undertaken by the non-traded companies we manage which would adversely affect our ability to grow our business. If we or the non-traded companies we manage become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and distracting to our management.
The implementation of changes to investor account statements for the Managed Programs described in Financial Industry Regulatory Authority, or FINRA, Regulatory Notice 15-02 may impact our ability to raise funds on behalf of the Managed Programs.
As described in FINRA Regulatory Notice 15-02, amendments to FINRA Rule 2310 and National Association of Securities Dealers Rule 2340 enacted in April 2016 have, among other things, required investor account statements for unlisted REITs, including the Retail Companies, to reflect an estimated value per share (as determined based on either the net investment method or appraised value method). The rule changes also required that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. The implementation of these rules could continue to adversely affect market demand for shares of unlisted REITs and unlisted Business Development Company, or BDCs, and non-traded closed end funds, and impact our ability to raise funds on behalf of the Retail Companies through their public offerings, which could in turn affect their operations and the fees we earn by serving as their advisor, impacting our financial condition and results of operations.
Risks Related to Our Industrial Business
Our ownership of industrial properties is subject to various risks, any of which could have a material adverse effect on our business and results of operations.
Our ownership of industrial properties subjects us to various risks that could adversely affect our business and results of operations, including, among others, the following:

•	an economic downturn in the industrial real estate sector;

•
environmentally hazardous conditions, including the presence of or proximity to underground storage tanks for the storage of petroleum products and other hazardous toxic substances, or the failure to properly remediate these substances, and the resulting potential for release of such products and substances, which may adversely affect our ability to sell, rent or pledge such properties as collateral for future borrowings;

•	restrictions imposed by environmental laws on the manner in which property may be used or businesses may be operated; and

•
the risk of liabilities, including under environmental laws and regulations, arising from leasing properties to customers that engage in industrial, manufacturing, and commercial activities that involve hazardous or toxic substances.

Any of the foregoing risks could materially and adversely affect our results of operations, cash flows and ability to make distributions to our stockholders.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our investment objectives.
Risks Related to Our Healthcare Business
Approximately 45.8% of our real estate investments are concentrated in healthcare properties, which increases the likelihood of risks related to owning healthcare real estate properties becoming more material to our business and results of operations.
Healthcare real estate properties currently represent approximately 45.8% of our real estate portfolio. As a result of this concentration of healthcare real estate properties, our exposure to the risks inherent in investments in the healthcare sector has also increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. We also cannot assure you that future changes in government regulation will not adversely affect the healthcare industry. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We do not control the operations of our healthcare properties and are dependent on the tenants/operators/managers of our healthcare properties.
Our healthcare properties are typically operated by healthcare operators pursuant to net leases or by an independent third-party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by the tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could affect adversely our results of operations. Furthermore, if our tenants/operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
Upon completion of the Mergers, we operated 112 properties pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, government reimbursement, if applicable, private pay rates, economic conditions, competition, federal, state, local and industry-regulated licensure, certification, fraud and abuse and privacy and security laws, regulations and standards, the availability and increases in cost of general and professional liability insurance coverage, and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could affect our tenants’ and operators’ ability to make payments to us.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our tenants or operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.
Increased competition may affect our tenants’ and operators’ ability to meet their obligations to us.
The tenants and operators of our properties compete on a local and regional basis with operators of properties and other healthcare providers that provide comparable services. We cannot be certain that the tenants and operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants and operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.
Failure to comply with certain healthcare laws and regulations could adversely affect the operations of our tenants/operators/managers, which could jeopardize our tenants/operators/managers’ abilities to meet their obligations to us.
Our tenants, operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. Our tenants/operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may have an effect on our tenants’ or operators’ ability to make lease payments to us and, therefore, adversely impact us. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and some states have declined to expand Medicaid participation under the ACA and have considered Medicaid rate freezes or cuts. See “Regulation-Healthcare Regulation”

included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
Current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.
Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
The hospitals on or near whose campuses many of our medical office buildings, or MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
Our MOB operations depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related clients to our MOBs. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential. Because we rely on proximity to and affiliations with hospitals to create leasing demand in our MOBs, a hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a material adverse effect on us.
Risks Related to Our Hospitality Business
Approximately 32.2% of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the hospitality industry.
Hotels represent approximately 32.2% of our real estate portfolio. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and upscale select service that generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the hospitality industry, including:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•
increases in energy prices or airline fares or terrorist incidents, which impact the propensity of people to travel and revenues from our hospitality facilities because operating costs cannot be adjusted as quickly;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease and the impact on travel of natural disasters and weather;

•	physical damage to our hotels as a result of earthquakes, hurricanes or other natural disasters or the income lost as a result of the damage;

•	changes in room rates and increases in operating costs due to inflation, labor costs and other factors; and

•	unionization of the labor force at our hotels.
A reduction in our revenue or earnings as a result of the above risks may reduce our working capital, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements.
We do not control our hotel operations and we are dependent on the managers of our hotels.
To maintain our status as a REIT, we are not permitted to operate any of our hotels. As a result, we have entered into management agreements with third-party managers to operate our hotel properties. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, negotiation of corporate client contracts, food and beverage pricing and certain similar matters. Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain the hotels in an acceptable condition.
From time to time, we may have differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. If we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements or the failure of our managers to adequately manage the risks associated with hotel operations, including cyber-security risks, could affect adversely our results of operations.
In addition, our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers have in the past made, and may in the future make, decisions regarding competing hospitality facilities that are not or would not be in our best interest.
Island Hospitality Group, Inc., or Island manages hotels pursuant to management agreements. Although we have various rights as the property owner under our management agreements, we rely on Island’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our hotel operations efficiently and effectively. Any adverse developments in Island’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a materially adverse effect on us.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.
In addition, changes in labor laws may negatively impact us. For example, increases in minimum wage laws and the DOL’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on us.
We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing these expenditures.
In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of liquidity to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	the renovation investment failing to produce the returns on investment that we expect;

•	disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•	disputes with franchisors or hotel managers regarding compliance with relevant management or franchise agreements.
We may have insufficient liquidity to fund capital expenditures and, consequently, we may need to rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms and conditions or at all.
Risks of operating hotels under franchise licenses, which may be terminated or not renewed, may impact our ability to make distributions to stockholders.
The continuation of our franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that we determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise license to lapse or be terminated.
There can be no assurance that a franchisor will renew a franchise license at each option period. If a franchisor terminates a franchise license, we may be unable to obtain a suitable replacement franchise, or to successfully operate the hotel independent of a franchise license. The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the related hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Our loss of a franchise license for one or more of the hotels could have a material adverse effect on our revenues and our amounts available for distribution to shareholders.
Risks Related to Our Other Equity and Debt Business
Our commercial real estate equity, debt and mortgage loans underlying our commercial real estate securities investments are subject to the risks typically associated with CRE.
Our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the asset;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

•
the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the Americans with Disabilities Act of 1990;

•	adverse changes in governmental rules and fiscal policies;

•	social unrest and civil disturbances;

•	acts of nature, including earthquakes, hurricanes and other natural disasters;

•	terrorism;

•	the potential for uninsured or underinsured property losses;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.
Our existing mezzanine loan assets and those that we may originate or acquire in the future are subject to greater risks of loss than senior loans secured by income-producing properties.
We currently own interests in mezzanine loans and may, subject to maintaining our qualification as a REIT, originate or acquire additional mezzanine loans (or interests in mezzanine loans). Mezzanine loans take the form of subordinated loans secured by junior participations in mortgages or second mortgages on the underlying property, or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may be foreclosed on by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the senior mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would replace the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with remaining liens on the property. Significant losses related to our current or future mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
Regulatory Risks
Failure to maintain our exemption from registration under the 1940 Act could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price for shares of our Class A common stock.
We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Maintenance of the applicable exemptions requires that we subject our business to certain limitations on investment and activities.
Continuing qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, for our subsidiaries that rely on Section 3(c)(5)(C) of the 1940 Act, the requirements to maintain the exemption will limit their ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities and real estate companies or assets not related to real estate.
We classify our investments for purposes of testing for these exemptions based in large measure on no-action letters issued by the Staff of the SEC and other SEC interpretive guidance. These positions were based upon facts that may be different from ours, and many of these no-action positions were issued more than twenty years ago. To the extent that the Staff of the Division of Investment Management of the SEC provides more specific guidance regarding any of the matters bearing upon any exemption on which we may rely, we may be required to adjust our holdings and strategies accordingly. Additional guidance from the Staff of the Division of Investment Management of the SEC could provide us with additional flexibility, or it could further inhibit our ability to pursue strategies we have chosen. For example, on August 31, 2011, the SEC issued a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities should continue to be allowed to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. If the SEC takes action with respect to this exclusion, these changes could result in our CDOs and other subsidiaries being no longer able to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. In such a case, we would either need to conform its activities to one or more other exemptions from the 1940 Act or lose our status as exempt from registration under the 1940 Act, either of which could result in an adverse effect on us.
If we fail to maintain our exemption from registration as an investment company under the 1940 Act, either because of changes in SEC guidance or otherwise, we could be required to, among other things: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940Act; or (ii) register as an investment company. Either of (i) or (ii) could have an adverse effect on us and the market price for shares of our Class A common stock. If we are required to register as an investment company under the 1940Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Regulation of a subsidiary of our company under the Investment Advisers Act subjects us to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions.
We have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with our managed vehicles. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our managed vehicle investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We or our registered investment adviser subsidiaries will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements under the Investment Advisers Act include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

Risks Related to Taxation
Our qualification as a REIT involves complying with highly technical and complex provisions of the Code.
Our qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Furthermore, we own direct or indirect interests in a number of entities that have elected (or intend to elect with the filing of their tax return) to be taxed as REITs under the U.S. federal income tax laws, each a Subsidiary REIT. Each Subsidiary REIT also is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
We may incur adverse tax consequences if Colony or NRF were to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
In connection with the closing of the Mergers, each of Colony and NRF received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither Colony nor NRF, however, requested a ruling from the Internal Revenue Service, or the IRS that it qualified as a REIT. If, notwithstanding these opinions, Colony’s or NRF’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences that would substantially reduce our core funds from operations, or Core FFO, and cash available for distribution, or CAD, including cash available to pay dividends to our stockholders, because:

•
Colony or NRF, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and we would succeed to the liability for such taxes;

•
if we were considered to be a “successor” of such entity, we would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it were entitled to relief under applicable statutory provisions;

•
even if we were eligible to elect REIT status, we would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of Colony or NRF, as applicable, existing at the time of the Mergers if we were to dispose of such asset for up to 5 years following the Mergers; and

•
we would succeed to any earnings and profits accumulated by Colony or NRF, as applicable, for tax periods that such entity did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

As a result of these factors, Colony’s or NRF’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our stock.
In addition, even if they qualify as REITs for the duration of their existence, if there is an adjustment to Colony’s or NRF’s taxable income or dividends paid deductions for periods prior to the Mergers, we could be required to elect to use the deficiency dividend procedure to maintain Colony’s or NRF’s, as applicable, REIT status. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
If the Operating Partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.
We believe that the Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. As such, it is not subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income and asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and the Operating Partnership would become subject to U.S. federal, state and local income tax. The payment by the Operating Partnership of income tax would reduce significantly the amount of cash available to the Operating Partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us. In addition, any change in the status of the Operating Partnership for tax purposes might be treated as a taxable event, in which case we might incur a tax liability without any related cash distributions.
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially to additional state and local taxes which would reduce the amount of cash available for distribution to our stockholders.
We have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2017. We, however, will not request a ruling from the IRS as to our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
To qualify as a REIT, we are required to satisfy certain gross income and asset tests. Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably). Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, we will be required to make estimates of or otherwise determine the value of real property that is collateral for our mortgage loan assets. In some cases, the real property will be under construction or the subject of significant improvements, making such collateral even more difficult to value. There can be no assurance that the IRS would not challenge our valuations or valuation estimates of this collateral. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our Class A Common Stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
Dividends payable by REITs generally are not eligible for the preferential tax rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Class A Common Stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT. In addition, to the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income (including any net capital gain), we will be subject to U.S. federal corporate income tax on our undistributed taxable income. Moreover, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid being taxed on our undistributed taxable income.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U. S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities, or MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of Class A common stock as part of a distribution in which stockholders may elect to receive shares of Class A common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Class A common stock.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT Subsidiaries, or TRSs. Due to the nature of the assets in which we invest, we expect our TRSs will have a material amount of assets and net taxable income. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. Finally, we have substantial operations and assets outside the U.S. that are subject to tax in those countries. Any of these taxes would decrease cash available for distribution to our stockholders.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, we may recognize substantial amounts of COD income for U.S. federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income. Additionally, we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Finally, certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
In order to reduce the amount of cash that we are required to distribute to shareholders, we may make taxable distributions that are payable in partly in cash and partly in common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the actual cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets can be represented by stock or securities of one or more TRSs. Debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, qualify for the 75% asset test but the value of such debt instruments cannot exceed 25% of the value of our total assets. Finally, in connection with the Mergers and the prior combination of Colony’s business, we are treated has having acquired substantial amounts of goodwill that may not qualify for the 75% asset test assets and thus will restrict our ability to make other investments that might not qualify for the 75% asset test assets without jeopardizing our ability to satisfy the 75% asset test in the future. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We are party to certain financing arrangements, and may in the future enter into additional financing arrangements, that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We own certain debt instruments that were acquired in the secondary market for less than their face amount and may in the future acquire additional debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Similarly, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
In the event that any debt instruments or MBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
Finally, we or our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRSs may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or UBTI, as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as UBTI to a tax-exempt entity under Section 512 of the Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.
Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on the portion of our excess inclusion income equal to the percentage of our stock held in record name by “disqualified organizations” (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income). To the extent that our stock owned by “disqualified organizations” is held in street name by a broker-dealer or other nominee, the broker-dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the “disqualified organizations.” A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are “disqualified organizations.”
Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues liabilities with two or more maturities and the terms of the payments of these liabilities bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those liabilities. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, foreign stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We sell loans or other assets from time to time and those sales could be treated as prohibited transactions. We cannot make any assurance that we will not be subject to the prohibited transactions tax on some income we earn.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We own certain mezzanine loans and in the future may acquire additional mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We own certain mezzanine loans and in the future may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. The IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Under these provisions, any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets each such hedge a Borrowings Hedge, or manages the risk of certain currency fluctuations (each such hedge a Currency Hedge, and such instrument is properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. This exclusion from the 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
There is a risk of changes in the tax law applicable to REITs.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.
The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our Charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
Our TRS structure increases our overall tax liability.
We own interests in multiple portfolios of hotel and healthcare properties. Some of these properties are leased to our TRSs, which, in turn, engage “eligible independent contractors” to operate such properties. Such an arrangement is referred to as a “RIDEA structure.” We refer to the TRS lessees in our RIDEA structures as our “TRS Lessees.” Our TRS Lessees are subject to U.S. federal, state and local income tax on their taxable income, which consists of the revenues from the hotel and healthcare properties leased by our TRS Lessees, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel and healthcare properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS Lessees is available for distribution to us. Additionally, our entire investment management business is held through our TRSs, and therefore any income from investment advice or management is fully subject to income tax.
Our ownership of TRSs is limited and our transactions with our TRSs may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels and healthcare properties that are operated by eligible independent contractors pursuant to management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRSs are subject to U.S. federal, foreign, state and local income tax on their taxable income and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% or 20% limitations discussed above or to avoid application of the 100% excise tax discussed above.
If our leases with our TRS Lessees are not respected as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT.
To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel and healthcare property leases with our TRS Lessees to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, we could fail to satisfy either of the two gross income tests applicable to REITs and could fail to qualify for REIT status.

If our hotel and healthcare property managers do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels and a substantial portion of our healthcare properties to our TRS Lessees. A TRS Lessee will not be treated as a “related party tenant” and will not be treated as directly operating a hospitality facility to the extent the TRS Lessee leases properties from us that are managed by an “eligible independent contractor.” In addition, our TRS Lessees will fail to qualify as TRSs if they lease or own a hospitality or healthcare facility that is not managed by an “eligible independent contractor.”
If our hotel and healthcare property managers do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT. Each of the hotel and healthcare management companies that enters into a management contract with our TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements and for our TRS Lessees to qualify as TRSs. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.
We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRSs.
We have elected to treat several non-U.S. companies, including issuers in CDO transactions, as TRSs. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the foreign TRSs. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.
If our foreign TRSs are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.
There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.
We could fail to continue to qualify as a REIT and/or pay additional taxes if the IRS recharacterizes certain of our international investments.
We have, and intend to continue make additional, property investments in international jurisdictions. Our equity in such investments is funded through the use of instruments that we believe should be treated as equity for U.S. tax purposes. If the IRS disagreed with such characterization and was successful in recharacterizing the nature of our investments in international jurisdictions, we could fail to satisfy one or more of the asset and gross income tests applicable to REITs. Additionally, if the IRS recharacterized the nature of our investments and we were to take action to prevent such REIT test failures, the actions we would take could expose us to increased taxes both internationally and in the United States.
We could be subject to increased taxes if the tax authorities in various international jurisdictions were to modify tax rules and regulations on which we have relied in structuring our international investments.
We currently receive favorable tax treatment in various international jurisdictions through tax rules, regulations, tax authority rulings, and international tax treaties. Should changes occur to these rules, regulations, rulings or treaties, we may no longer receive such benefits, and consequently, the amount of taxes we pay with respect to our international investments may increase.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or funds.
We currently own, and intend to continue to acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Major changes in the U.S. income tax laws applicable to corporations generally could adversely affect the market for our common stock.
The current Congress and the Trump Administration are considering major changes to the U.S. laws governing the taxation of corporations generally. It is not possible to predict whether any such changes will be enacted, what form any such changes might take, or whether the changes would extend to the rule governing the current taxation of REITs. If the changes were to apply to REITs, there could be no assurance that they might not adversely impact our current methods for conducting business, or our ability to continue to qualify as a REIT. Even if the changes do not apply directly to REITs, they could have the effect of reducing the taxes of corporations generally, which in turn could have the effect of making the stock of those corporations more valuable relative to the value to stocks of REITs.
We will be subject to corporate income tax on the sale of assets acquired from or previously held by a C corporation within five years of our acquisition of those assets or our becoming a REIT.
If REIT previously was a C corporation, or it acquires any asset from a C corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which it acquires a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, the REIT generally will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the 5-year period after it becomes a REIT or it acquires the asset. Because NSAM previously was a C corporation, this tax will generally apply to gain recognized with respect to assets that were held by NSAM as of the effective date of our REIT election (January 1, 2017) if such gain is recognized during the 5-year period following such effective date or it may apply if we were to engage in an merger transaction with another C corporation in the future. The amount of gain on which we would pay tax in the foregoing circumstances is the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the asset at the time we acquired it (or in the case of NSAM assets, on January 1, 2017).
We are restricted in our ability to transfer cash from the Operating Partnership to the Company within two years following the Mergers without incurring adverse tax consequences.
Under the “disguised sale” rules that apply when a partner transfers property to a partnership and the partnership transfers cash to the partner within two years of that transfer, we are restricted in our ability to transfer cash from the Operating Partnership to the Company within two years following the Mergers, unless that transfer can qualify to an exception provided for the applicable regulations or was not contemplated at the time of the Mergers, without incurring adverse tax consequences. We do not anticipate that these rules will limit our ability to pay regular dividends from the operating cash flow of the Operating Partnership, but they could restrict our ability make repurchases of our Class A common stock and/or our preferred stock pursuant to our previously announced stock repurchase program. We believe that we will have the capacity to make substantial repurchases, but we may not have the flexibility to repurchase as much stock as we would otherwise elect, depending upon future market conditions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, NSAM leased offices domestically in locations including New York, Denver, Bethesda and Dallas and internationally including London, Bermuda and Luxembourg and through NSAM’s interest in Townsend, it has locations in Cleveland, San Francisco, London and Hong Kong. NSAM did not own any real property.
Colony NorthStar maintains its principal office in Los Angeles and has offices located across 17 cities in ten countries and considers its leased office spaces to be suitable and adequate for the management and operations of its business.
Item 3.  Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Colony NorthStar’s Class A common stock is listed on the NYSE under the symbol “CLNS.” Prior to the Mergers, NSAM’s common stock was listed on the NYSE under the symbol “NSAM.” The following table presents the high, low and last sales prices for NSAM’s common stock, as reported on the NYSE. The stock prices and dividends per share may not represent what Colony NorthStar’s stock price or dividends will be in the future:

Period	High	Low	Close	Dividends
2016
Fourth Quarter(1)	$15.12	$12.73	$14.92	NA
Third Quarter	$13.11	$9.91	$12.93	$0.10
Second Quarter	$12.92	$10.04	$10.21	$0.10
First Quarter	$12.08	$9.31	$11.35	$0.10
2015
Fourth Quarter	$15.35	$10.61	$12.14	$0.10
Third Quarter	$19.37	$13.60	$14.36	$0.10
Second Quarter	$24.00	$18.49	$18.49	$0.10
First Quarter	$24.75	$20.56	$23.34	$0.10
_______________________

(1)
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record of NSAM as of the close of business on January 3, 2017.

The following table presents NSAM’s dividends declared on its common stock, on a per share basis, for the years ended 2016 and 2015:

Declaration Date	Dividend
2016
December 22	$1.16	(1)
November 1	$0.10
August 2	$0.10
May 4	$0.10
February 25	$0.10
2015
November 3	$0.10
August 4	$0.10
May 5	$0.10
February 25	$0.10
_______________________

(1)
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record of NSAM as of the close of business on January 3, 2017.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of Colony NorthStar’s dividend policy. On February 27, 2017, the closing sales price for Colony NorthStar’s common stock, as reported on the NYSE, was $14.44. As of February 27, 2017, there were 3,561 record holders of Colony NorthStar’s Class A common stock and 562,718,967 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 15. “Exhibits and Financial Statement Schedules” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
In connection with the formation of Colony NorthStar as a subsidiary of NSAM in May 2016, NSAM caused Colony NorthStar to issue 100 shares of common stock and 100 shares of performance common stock to NSAM for an aggregate purchase price of

$200. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data
The historical consolidated financial data included herein represents NSAM’s prior to the Mergers. As such, the consolidated financial data included does not reflect the Colony NorthStar consolidated balance sheet and operating and cash flows data in the future or what Colony NorthStar’s consolidated balance sheet operating and cash flows data would have been had NSAM been merged with Colony and NorthStar Realty during the historical periods presented. The information below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the NSAM consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical consolidated information presented for the five years ended December 31, 2016 relates to NSAM operations and has been derived from its audited combined consolidated statements of operations included in this Annual Report on Form 10-K or NSAM’s Registration Statement on Form 10, as amended. The consolidated financial statements for the year ended December 31, 2014 includes: (i) NSAM’s results of operations for the six months ended December 31, 2014 which represents its activity following NSAM’s spin-off from NorthStar Realty on July 1, 2014, or the NSAM Spin-off; and (ii) results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to NSAM related to NorthStar Realty’s historical asset management business. NSAM’s historical financial information for the two years ended December 31, 2013 were prepared on the same basis as the six months ended June 30, 2014. As a result, the two years ended December 31, 2016 may not be comparable to the prior periods presented.

	Years Ended December 31,
	2016		2015	2014		2013	2012
Operating Data:	(Dollar in thousands, except per share data)
Asset management and other fees, related parties	$366,615		$307,988	$147,738		$26,633	$8,112
Selling commission and dealer manager fees, related parties	22,803		126,907	110,563		62,572	42,385
Commission expense	21,654		117,390	104,428		57,325	38,506
Interest expense	25,914		778	—		—	—
Total general and administrative expenses	201,224		159,203	106,572		32,873	29,287
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	63,798		140,991	21,761		(1,995)	(17,322)
Equity in earnings (losses) of unconsolidated ventures	(5,782)		1,625	(1,039)		—	—
Income (loss) before income taxes benefit (expense)	58,016		142,616	20,722		(1,995)	(17,322)
Income tax benefit (expense)	(11,022)		(21,869)	(1,622)		—	—
Net income (loss)	46,994		120,747	19,100		(1,995)	(17,322)
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	42,281		119,794	19,100		(1,995)	(17,322)
Earnings (loss) per share:
Basic	$0.21		$0.61	$0.10		$(0.01)	$(0.09)
Diluted	$0.21		$0.61	$0.10		$(0.01)	$(0.09)
Dividends per share of common stock	$0.30	(1)	$0.40	$0.20	(2)	N/A	N/A
_______________________

(1)
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record as of the close of business on January 3, 2017.

(2)	On October 30, 2014, NSAM declared its first dividend of $0.10 on common stock, on a per share basis, for the three months ended September 30, 2014.

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(Dollars in thousands)
Cash	$131,666	$84,707	$109,199	$7,537	$6,643
Investments in unconsolidated ventures	55,836	88,069	54,480	—	—
Intangible assets	201,631	—	—	—	—
Goodwill	243,328	—	—	—	—
Total assets	850,627	374,821	263,869	31,709	20,257
Total borrowings	468,425	100,000	—	—	—
Total liabilities	590,437	198,078	62,121	3,341	2,382
Total equity	185,665	176,743	201,748	28,368	17,875

	Years Ended December 31,
	2016	2015	2014	2013	2012
Other Data:	(Dollars in thousands)
Cash flows provided by (used in):
Operating activities	$168,749	$169,412	$46,721	$(6,363)	$(19,563)
Investing activities	(383,193)	(72,639)	(43,582)	—	—
Financing activities	261,940	(120,736)	98,933	7,257	24,159
Effect of foreign exchange rate changes on cash	(537)	(529)	(410)	—	—
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements included herein represent the consolidated financial position, results of operations, other comprehensive income and cash flows of NSAM prior to the Mergers. As such, the consolidated financial statements included herein do not reflect the Colony NorthStar consolidated financial condition and results of operations in the future or what Colony NorthStar’s financial condition and results of operations would have been had NSAM been merged with Colony and NorthStar Realty during the historical periods presented. The consolidated financial statements included herein should be read and considered with the Colony and NorthStar Realty consolidated financial statements and notes thereto that are included as exhibits to this Form 10-K and pro forma financial statements and notes thereto that are filed with the SEC.
NSAM commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty of its asset management business into a separate publicly-traded company. Prior to the Mergers, NSAM was a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally including a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital through various vehicles that include REITs and closed-end funds. Such Retail Companies raise capital through the retail market through NorthStar Securities, a captive broker-dealer platform registered with the SEC. In addition, NSAM managed NorthStar Realty and NorthStar Europe.
NSAM’s primary business objective was to provide asset management and other services by managing the NorthStar Listed Companies and Retail Companies, both in the United States and internationally. In addition, NSAM entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to benefit from fee streams generated by such strategic partnerships and joint ventures. NSAM earned asset management and other fees pursuant to management and other contracts and through its direct and indirect investments in strategic partnerships and joint ventures. The NorthStar Listed Companies and the Retail Companies have historically invested in the CRE industry.
NSAM’s historical business lines were as follows:

•
NorthStar Listed Companies - Provided asset management and other services on a fee basis by managing the day-to-day activities of the NorthStar Listed Companies. NSAM began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

•	Retail Companies - Provided asset management and other services on a fee basis by managing the day-to-day activities of the Retail Companies.

•	Broker-dealer - Raised capital in the retail market through NorthStar Securities and earned dealer manager fees for selling equity in the Retail Companies.

•
Direct Investments - Invested in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where NSAM benefited from the fee stream and potential incentive fee.

•
Corporate/Other - Included corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, such segment included opportunistic investments, such as the purchase of the NorthStar Listed Companies common stock.

The segments of NSAM’s historical business described above do not represent segments of Colony NorthStar subsequent to the Mergers.
NorthStar Listed Companies
As an asset manager, NSAM was responsible for the NorthStar Listed Companies’ day-to-day activities, subject to supervision and management by each of the NorthStar Listed Companies’ board of directors, as applicable. The management agreements with the NorthStar Listed Companies provided for a base management fee and incentive fee. The NorthStar Listed Companies are each responsible for all of their direct costs and expenses and reimburse NSAM for costs and expenses incurred by NSAM on their behalf. In addition, NSAM may allocate indirect costs to the NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the applicable NorthStar Listed Company’s management agreement. For the year ended December 31, 2016, NSAM allocated $2 million of costs to the NorthStar Listed Companies. Such amounts are recorded net in general and administrative expenses in the consolidated statements of operations.
Upon completion of the Mergers, the management agreement with NorthStar Realty ceased to exist.
Retail Companies
The following table presents a summary of the Retail Companies, including capital raise activity and investments as of or through February 23, 2017:

Retail Company	Primary Strategy	Offering Amount (in millions)(1)		Offering Period	Capital Raised (in millions)(1)		Total Investments (in millions)
Effective
NorthStar Income	CRE Debt	$1,200.0		Completed July 2013	$1,293.4		$1,599.9
NorthStar Healthcare	Healthcare Equity and Debt	2,100.0		Completed January 2016(2)	1,880.8		3,413.7
NorthStar Income II	CRE Debt	1,650.0		Completed November 2016(2)	1,145.5		1,739.8
NorthStar/RXR New York Metro(3)	New York Metro Area CRE Equity and Debt	2,000.0		Ends February 2018(4)(5)	12.8	(9)	11.0
NorthStar Capital Fund	CRE Debt and Equity	3,200.0	(6)	Ends July 2019(5)(7)	2.2	(9)	0.1
Not Yet Effective
NorthStar/Townsend Investment	CRE Debt and Equity	$1,000.0		N/A(8)	N/A		N/A
________________

(1)	Represents amount of shares registered and raised to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital. NorthStar Income II closed its initial public offering on November 9, 2016 and raised $1.1 billion in capital.

(3)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between NSAM and RXR Realty, as co-sponsors.

(4)	NorthStar/RXR New York Metro’s registration statement became effective in 2015 and began raising capital in 2016. Colony NorthStar expects the capital raise to accelerate in 2017.

(5)	Offering period subject to extension as determined by the board of directors or trustees of each Retail Company.

(6)	Offering is for two feeder funds in a master feeder structure.

(7)
NorthStar Capital Fund’s registration statement was declared effective by the SEC in May 2016. Colony NorthStar expects NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

(8)
NorthStar/Townsend Investment submitted a registration statement on Form N-2 to the SEC in October 2016. Colony NorthStar expects NorthStar/Townsend Investment to begin raising capital in the first half 2017.

(9)
In connection with the distribution support agreement with each Retail Company, an affiliate of Colony NorthStar purchased shares of common stock in NorthStar/RXR New York Metro and NorthStar Capital Fund for $1.5 million and $2.0 million, respectively, since inception through December 31, 2016.

In addition, NSAM is entitled to certain expense allocations for costs paid on behalf of the Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company not to exceed 1.0% to 1.5% of the proceeds expected to be raised from the offering and excluding shares being offered pursuant to distribution reinvestment plans; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, bonus, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. The operating cost reimbursement is calculated based on the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of each Retail Company’s average invested assets; or (ii) 25.0% of each Retail Company’s net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. NSAM facilitates the payments of organization, offering and direct operating cost amounts, which are recorded in receivables on NSAM’s consolidated balance sheets until repaid. The reimbursement of indirect operating cost amounts are recorded net in general and administrative expenses in the consolidated statements of operations.
For the year ended December 31, 2016, NSAM allocated $33 million of expense related to the Retail Companies.
An affiliate of Colony NorthStar is committed to invest up to $10 million in each of the Retail Companies during the respective two-year period following commencement of the offering. In addition, an affiliate of Colony NorthStar will commit up to $10 million for distribution support in the event that the Retail Companies’ distributions to stockholders exceed certain measures of operating performance, in any Retail Company that Colony NorthStar may sponsor, up to a total of five new companies per year. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both an affiliate of Colony NorthStar and RXR Realty, where each agreed to purchase 75% and 25% of any shares purchased, respectively. The distribution support agreement related to NorthStar Capital Fund is an obligation of an affiliate of Colony NorthStar.
Direct Investments
NSAM entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment NSAM’s business operations, while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures. Such investments have included the acquisition of an 84% interest in Townsend, a 43% interest in American Healthcare Investors LLC, or AHI or AHI Interest, and a 45% interest in Island Hospitality Management Inc., or Island or Island Interest. In December 2016, in connection with the Mergers, NSAM sold the Island Interest for a note receivable of $29 million that matures in December 2026 at 8% and cash of $3 million.
Critical Accounting Policies
The Critical Accounting Policies presented represent those of NSAM’s historical business and do not represent all of the Critical Accounting Policies of Colony NorthStar subsequent to the Mergers. We continue to evaluate the impact of Critical Accounting Policies for Colony NorthStar.
Principles of Consolidation
NSAM’s consolidated financial statements include the accounts of NSAM, its operating partnership or NSAM OP and their consolidated subsidiaries. NSAM consolidates variable interest entities, or VIEs, where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by NSAM. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. NSAM bases the qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
NSAM reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. NSAM determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for NSAM or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to NSAM’s business activities and the other interests. NSAM reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
NSAM evaluates the NorthStar Listed Companies and the Retail Companies, investments in unconsolidated ventures and securitization financing transactions to which NSAM is the special servicer to determine whether they are a VIE. NSAM analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If NSAM has a majority voting interest in a voting interest entity, the entity will generally be consolidated. NSAM does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
NSAM performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
NSAM may account for an investment in an unconsolidated entity at fair value by electing the fair value option. NSAM may record the change in fair value for its share of the projected future cash flow or may follow the practical expedient of the net asset value of the underlying fund investment based on the most recent available information, which is generally on a one quarter lag. NSAM will record the change from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
NSAM may account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if it determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
NSAM reviews its investments in unconsolidated ventures for which it did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, NSAM considers U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Business Combinations
NSAM accounts for purchases of assets that qualify as business combinations using the acquisition method where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is up to one year from the acquisition date, NSAM may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred.

Intangible Assets
NSAM records acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the estimated useful life, reflecting the manner in which the related benefit is expected to be realized.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. NSAM performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. NSAM first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with non-compliance with regulatory requirements; on-going or projected negative operating income or cash flow; a significant change in client mix; and/or a significant change in forecasts and assets under management.
A discounted cash flow model is performed based on management’s forecast of operating performance for each reporting unit to assess fair value. In addition, NSAM looks at comparable companies and representative transactions to validate management’s expectations, where possible. The inputs used in the annual test is updated for current market conditions and forecasts. The two main assumptions used in measuring goodwill impairment, include the cash flow from operations from our reporting unit and the weighted average cost of capital. The starting point for the reporting unit’s cash flow from operations is the detailed annual plan. The detailed planning process takes into consideration many factors including EBITDA, EBITDA margins, revenue growth rate and capital spending requirements, among other items which impact the reporting unit projections. Cash flow beyond the specific operating plans are estimated using a terminal value calculation, which incorporate historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long term trend. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the reporting unit acquired in January 2016 was conducted as of December 31, 2016. Management used an independent third-party valuation party specialist to assist. NSAM’s reporting unit calculated fair value was 7% in excess of its carrying value. Colony NorthStar continues to monitor the cash flow for this reporting unit.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include base and incentive fees earned from the NorthStar Listed Companies, acquisition, disposition and other fees earned from the Retail Companies and fees earned from clients and limited partners of Townsend. Asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the governing documents. Incentive fees that are subject to contingent repayment are not recognized as revenue until all related contingencies have been resolved.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by NSAM for selling equity in the Retail Companies through NorthStar Securities. Selling commission, dealer manager fees and commission expense are accrued on a trade date basis.
The present value of the expected future distribution fees earned from certain Retail Companies and incurred to participating broker-dealers is recorded gross on the consolidated balance sheets and in the consolidated statements of operations.
Fair Value Measurement
NSAM follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. NSAM categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities are recorded at fair value on NSAM’s consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as NSAM’s knowledge and experience of the market.
Securities
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. NSAM elected to apply the fair value option for its securities investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations. Dividend income is recorded in other income in the consolidated statements of operations.
Equity-Based Compensation
NSAM accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of the fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. NSAM recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. NSAM recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. NSAM recognizes compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
For awards with a combination of performance or market measures, NSAM estimates the fair value as if it were two separate awards. First, NSAM estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, NSAM recognizes the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, NSAM records compensation expense based on the performance-based measure. NSAM would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees vested in accordance with their terms. In addition, all or a portion of the outstanding NSAM performance-based awards issued to executives and non-executives vested in accordance with their terms, subject to forfeiture and reduction. As such, substantially all remaining unrecognized compensation cost was recognized immediately.

Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the spot currency exchange rate at the time of the transaction. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on foreign currency in the consolidated statements of operations.
Comprehensive Income (Loss)
NSAM reported consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component of OCI includes an adjustment for foreign currency translation.
Income Taxes
Certain of NSAM’s subsidiaries are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, NSAM restructured by forming the NSAM OP, under Delaware law, by converting an existing limited liability company disregarded as separate from NSAM for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit holders. The NSAM OP is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including NSAM. For the period prior to March 13, 2015, NSAM and its U.S. subsidiaries filed consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Recent Accounting Pronouncements
The below represent the evaluation by Colony NorthStar of the impact of recent accounting pronouncements on its consolidated financial position, results of operations and financial statement disclosures subsequent to the Mergers as it relates to NSAM’s historical business.
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard. Colony NorthStar plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. While Colony NorthStar continues to assess all potential impacts of the standard on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers, it currently believes that NSAM’s historical management fees and selling commission and dealer manager fees will not be materially affected and continue to monitor accounting updates as it relates to NSAM’s historical performance fees which will be subject to the revenue recognition provisions for variable consideration.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. NSAM adopted this guidance in the first quarter 2016 and determined the NSAM OP is considered a VIE. NSAM is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and NSAM’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on NSAM’s historical consolidated financial position or results of operations.

In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. In the first quarter 2016, NSAM adopted this guidance and, as a result, the fair value of its interest in real estate private equity funds sponsored by Townsend of $21.0 million is not included in Level 3 within the fair value hierarchy as of December 31, 2016. NSAM did not have any investments measured using net asset value as of December 31, 2015.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. NSAM does not have any equity investments with readily determinable fair value recorded as available-for-sale. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for NSAM’s future obligations under its lease arrangements for which it is the lessee. As of December 31, 2016, the remaining contractual payments under lease agreements are discussed in Note 8. Additionally, the new update will require that lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Colony NorthStar continues to assess the potential effect that the adoption of the updated guidance will have on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Colony NorthStar will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, increasing the fair value of shares applied for income tax withholding without triggering liability accounting, allowing forfeitures related to service condition to be recognized upon occurrence, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Colony NorthStar will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. Colony NorthStar is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Colony NorthStar anticipates early adoption of this guidance for the annual goodwill impairment test in 2017 for its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.
Results of Operations
Comparison of the Year Ended December 31, 2016 to December 31, 2015 (dollars in thousands):
The following table represents NSAM’s results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Asset management and other fees	$366,615	$307,988	$58,627	19.0%
Selling commission and dealer manager fees	22,803	126,907	(104,104)	(82.0)%
Other income	9,124	926	8,198	885.3%
Total revenues	398,542	435,821	(37,279)	(8.6)%
Expenses
Commission expense	21,654	117,390	(95,736)	(81.6)%
Interest expense	25,914	778	25,136	3,230.8%
Transaction costs	47,440	9,665	37,775	390.8%
Other expenses	7,774	1,640	6,134	374.0%
General and administrative expenses
Compensation expense	159,820	125,817	34,003	27.0%
Other general and administrative expenses	41,404	33,386	8,018	24.0%
Total general and administrative expenses	201,224	159,203	42,021	26.4%
Depreciation and amortization	10,020	1,880	8,140	433.0%
Total expenses	314,026	290,556	23,470	8.1%
Unrealized gain (loss) on investments and other	(4,492)	(4,274)	(218)	(5.1)%
Realized gain (loss) on investments and other	(16,226)	—	(16,226)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	63,798	140,991	(77,193)	(54.8)%
Equity in earnings (losses) of unconsolidated ventures	(5,782)	1,625	(7,407)	(455.8)%
Income (loss) before income tax benefit (expense)	58,016	142,616	(84,600)	(59.3)%
Income tax benefit (expense)	(11,022)	(21,869)	10,847	49.6%
Net income (loss)	$46,994	$120,747	(73,753)	(61.1)%

Asset Management and Other Fees
The following table presents asset management and other fees earned from the NorthStar Listed Companies, the Retail Companies and Townsend (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015
NorthStar Listed Companies:
Base fee	$200,833	$192,305	$8,528
Incentive fee	—	8,744	(8,744)
Subtotal NorthStar Listed Companies	200,833	201,049	(216)
Retail Companies:
Asset management fees	72,235	54,280	17,955	(1)
Acquisition fees	19,656	48,702	(29,046)	(2)
Disposition fees	7,703	3,957	3,746	(3)
Subtotal Retail Companies	99,594	106,939	(7,345)
Institutional Capital - Townsend:
Management fees	54,797	—	54,797	(4)
Incentive fees	11,391	—	11,391	(4)
Subtotal Institutional Capital - Townsend	66,188	—	66,188
Total	$366,615	$307,988	$58,627
__________________

(1)
The increase was driven by the growth in assets of the Retail Companies. The average invested assets of the Retail Companies for the years ended December 31, 2016 and 2015 is $6.8 billion and $5.8 billion, respectively.

(2)
The decrease was due to less investment activity of the Retail Companies for the year ended 2016 as compared to 2015, with aggregate investment acquisitions of $1.8 billion in 2016 as compared to $2.8 billion in 2015.

(3)
The increase was due to more repayment or disposition activity of the Retail Companies for the year ended 2016 as compared to 2015, with aggregate investment repayments or dispositions of $801.4 million in 2016 as compared to $280.6 million in 2015.

(4)	NSAM began earning fees on January 29, 2016, or the Townsend Acquisition Date.
Selling Commission and Dealer Manager Fees
Selling commission and dealer manager fees represent fees earned for selling equity in the Retail Companies through NorthStar Securities. The Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.

•	Class D shares: no selling commissions and dealer manager fees of up to 2% of gross offering proceeds raised.

•	Class I Shares: no selling commissions or dealer manager fees.
All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
Certain of the Retail Companies’ share classes, and currently the T share class, may include a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to NorthStar Securities of which all or a portion may be reallowed to participating broker-dealers. NSAM recorded the present value of the expected future distribution fees receivable/income from certain Retail Companies and corresponding payable/expense to participating broker-dealers each of $5.1 million as of December 31, 2016.
Colony NorthStar continues to observe the market and may modify existing share classes or introduce a new share class to the Retail Companies in the future.
Selling commission and dealer manager fees decreased for the year ended December 31, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and NorthStar Income II completed its offering in November 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fees than Class A shares.

The following table presents equity raised by the Retail Companies for the periods presented (dollars in thousands):

	Years Ended December 31,(1)
	2016	2015
NorthStar Income	$43,546	$43,783
NorthStar Healthcare	68,587	824,265	(2)
NorthStar Income II	278,214	553,300	(3)
NorthStar/RXR New York Metro	8,510	2,000	(4)
NorthStar Capital Fund	2,200	—	(5)
Total	$401,057	$1,423,348
_________________

(1)
Includes capital raised through distribution reinvestment plans of $100.0 million and $109.0 million for the years ended December 31, 2016 and 2015, respectively, for which NorthStar Securities did not earn selling commission or dealer manager fees.

(2)
NorthStar Healthcare successfully completed its follow-on public offering on January 19, 2016. Equity raised for the year ended 2016 primarily represents proceeds from NorthStar Healthcare’s distribution reinvestment plan for which NorthStar Securities did not earn commission income.

(3)
For the year ended December 31, 2016, NSAM raised gross offering proceeds of $133.6 million from the sale of Class A shares, $144.6 million from the sale of Class T shares and $32.1 million from shares issued as part of distribution reinvestment plans. For the year ended December 31, 2015, NSAM raised gross offering proceeds of $536.1 million from the sale of Class A shares and $19.2 million from shares issued as part of distribution reinvestment plans. NorthStar Income II closed its initial public offering on November 9, 2016 and raised $1.1 billion in capital.

(4)	NorthStar/RXR New York Metro’s registration statement became effective in 2015 and began raising capital in 2016. Colony NorthStar expects the capital raise to accelerate in 2017.

(5)
NorthStar Capital Fund’s registration statement was declared effective by the SEC in May 2016. Colony NorthStar expects NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

Other Income
Other income in 2016 primarily includes $4.4 million of dividend income earned from common stock owned in the NorthStar Listed Companies, $3.5 million of gross management and other fees that NSAM was entitled to from January 14, 2016 to the Townsend Acquisition Date, which is recorded net of operating expenses of $1.8 million and $2.1 million of reimbursable expenses related to Townsend. Other income in 2015 primarily represents special servicing fees related to certain securitization transactions at the corporate level. NSAM was a rated special servicer by Standard & Poor’s and Fitch Ratings and NSAM received special servicing fees for services related to certain securitization transactions.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom NorthStar Securities has selling agreements to raise capital for the Retail Companies and commissions to employees of NorthStar Securities. For the years ended December 31, 2016 and 2015, NSAM paid $2.7 million and $14.0 million, respectively, to NorthStar Securities employees. Selling commission, dealer manager fees and commission expense decreased for the year ended December 31, 2016 as compared to the same period in 2015 mostly due to: (i) lower capital raising activity as NorthStar Healthcare completed its follow-on offering in January 2016 and NorthStar Income II completed its offering in November 2016; and (ii) raising capital from the sale of Class T shares which has lower selling commissions and dealer manager fee than Class A shares.
Interest Expense
Interest expense relates to a $500.0 million term loan, or Term Loan, that NSAM entered into in January 2016 in NSAM’s corporate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the year ended December 31, 2016, transaction costs of $47.4 million primarily related to the Mergers of $37.7 million in NSAM’s corporate segment and $7.2 million associated with the acquisition of NSAM’s interest in Townsend in NSAM’s direct investments segment. For the year ended December 31, 2015, transaction costs represent costs such as a one-time buyout in satisfaction of all participating interests related to NorthStar Income in NSAM’s corporate segment and professional fees associated with the acquisition of NSAM’s interest in Townsend in NSAM’s direct investments segment.
Other Expenses
Other expenses increased primarily due to $2.1 million of reimbursable expenses and $1.0 million of commission expense related to Townsend in NSAM’s direct investments segment and $2.5 million of incremental base management fees to AHI and $1.0 million impairment of a convertible debt investment in NSAM’s corporate segment. Other expenses in 2015 primarily related to the base management fees NSAM incurred to AHI in NSAM’s corporate segment.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at NorthStar Securities, which is part of NSAM’s broker-dealer segment and Townsend, which is part of NSAM’s direct investments segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs to the NorthStar Listed Companies and the Retail Companies of $34.8 million and $46.9 million for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses increased $42.0 million primarily attributable to the following:
The following table presents compensation expense for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Salaries and related expenses	$98,243	$68,349	$29,894
Equity-based compensation expense	61,577	57,468	4,109
Total	$159,820	$125,817	$34,003
Compensation expense increased $34.0 million primarily due to the acquisition of Townsend and a decrease in allocation of costs to the NorthStar Listed Companies and the Retail Companies.
Other general and administrative expenses increased $8.0 million primarily due to the acquisition of Townsend, increased professional fees and a decrease in allocation of costs to the NorthStar Listed Companies and the Retail Companies.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for the investment in the NorthStar Listed Companies common stock.
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the loss on the sale of the Island Interest in connection with the Mergers.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the years ended December 31, 2016 and 2015 (dollars in thousands):

		Years Ended December 31,
		2016					2015
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)		Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	Dec-14	$4,046	$(12,313)	(1)	$(8,267)		$9,204	$(11,056)	(1)	$(1,852)
Island Interest	Jan-15	6,286	(1,799)	(2)	4,487		6,200	(1,757)	(2)	4,443
Distributed Finance	Jun-14	(252)	(2,426)	(3)	(2,678)		(966)	—		(966)
Total		$10,080	$(16,538)		$(6,458)	(4)	$14,438	$(12,813)		$1,625
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents depreciation and amortization.

(3)	Represents an impairment loss.

(4)	Excludes NSAM’s portion of equity in earnings (losses) from the Townsend Funds of $0.7 million.
Income Tax Benefit (Expense)
The change for the year ended December 31, 2016 as compared to the same period in 2015 is primarily due to the distribution of earnings between tax jurisdictions, interest expense on the Term Loan, transaction costs, a valuation allowance related to the sale of the Island Interest, equity-based compensation and additional deductions related to the acquisition of Townsend.

Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):
The following table represents NSAM’s results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Asset management and other fees	$307,988	$147,738	$160,250	108.5%
Selling commission and dealer manager fees	126,907	110,563	16,344	14.8%
Other income	926	841	85	10.1%
Total revenues	435,821	259,142	176,679	68.2%
Expenses
Commission expense	117,390	104,428	12,962	12.4%
Interest expense	778	—	778	100.0%
Transaction costs	9,665	24,476	(14,811)	(60.5)%
Other expenses	1,640	601	1,039	172.9%
General and administrative expenses
Compensation expense	125,817	88,855	36,962	41.6%
Other general and administrative expenses	33,386	17,717	15,669	88.4%
Total general and administrative expenses	159,203	106,572	52,631	49.4%
Depreciation and amortization	1,880	894	986	110.3%
Total expenses	290,556	236,971	53,585	22.6%
Unrealized gain (loss) on investments and other	(4,274)	(410)	(3,864)	(942.4)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	140,991	21,761	119,230	547.9%
Equity in earnings (losses) of unconsolidated ventures	1,625	(1,039)	2,664	256.4%
Income (loss) before income tax benefit (expense)	142,616	20,722	121,894	588.2%
Income tax benefit (expense)	(21,869)	(1,622)	(20,247)	(1,248.3)%
Net income (loss)	$120,747	$19,100	$101,647	532.2%
Asset Management and Other Fees
The following table presents asset management and other fees earned from the NorthStar Listed Companies, the Retail Companies and Townsend (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014
NorthStar Listed Companies:
Base fee	$192,305	$79,443	$112,862
Incentive fee	8,744	3,316	5,428
Subtotal NorthStar Listed Companies	201,049	82,759	118,290
Retail Companies:
Asset management fees	54,280	27,975	26,305	(1)
Acquisition fees	48,702	34,548	14,154	(2)
Disposition fees	3,957	2,456	1,501	(3)
Subtotal Retail Companies	106,939	64,979	41,960
Total	$307,988	$147,738	$160,250
__________________

(1)
The increase was driven by the growth in assets of the Retail Companies. The average invested assets of the Retail Companies for the years ended December 31, 2015 and 2014 is $5.8 billion and $2.3 billion, respectively.

(2)
The increase was due to more investment activity of the Retail Companies for the year ended 2015 as compared to 2014, with aggregate investment acquisitions of $2.8 billion in 2015 as compared to $2.4 billion in 2014.

(3)
The increase was due to more repayment or disposition activity of the Retail Companies for the year ended 2015 as compared to 2014, with aggregate investment repayments or dispositions of $280.6 million in 2015 as compared to $259.2 million in 2014.

Selling Commission and Dealer Manager Fees
Selling commission and dealer manager fees represent fees earned for selling equity in the Retail Companies through NorthStar Securities. The Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.
All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.
The T share class includes a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to NorthStar Securities of which all or a portion may be reallowed to participating broker-dealers.
Colony NorthStar continues to observe the market and may modify existing share classes or introduce a new share class to the Retail Companies in the future.
Selling commission and dealer manager fees increased for the year ended December 31, 2015 as compared to the same period in 2014 mostly due to the acceleration of the capital raising pace at NorthStar Income II.
The following table presents equity raised by the Retail Companies for the periods presented (dollars in thousands):

	Years Ended December 31,(1)
	2015	2014
NorthStar Income	$43,783	$42,661
NorthStar Healthcare	824,265	867,245
NorthStar Income II	553,300	280,296	(2)
NorthStar/RXR New York Metro	2,000	—	(3)
Total	$1,423,348	$1,190,202
_________________

(1)
Includes capital raised through distribution reinvestment plans of $109.0 million and $59.0 million for the years ended December 31, 2015 and 2014, respectively, for which NorthStar Securities did not earn selling commission or dealer manager fees.

(2)	Capital raising pace at NorthStar Income II accelerated in 2015 compared to 2014.

(3)	NorthStar/RXR New York Metro’s registration statement became effective in 2015 and began raising capital in 2016.
Other Income
Other income primarily represents special servicing fees related to certain securitization transactions at the corporate level. NSAM was a rated special servicer by Standard & Poor’s and Fitch Ratings and NSAM received special servicing fees for services related to certain securitization transactions.
Expenses
Commission Expense
Commission expense represents fees to participating broker-dealers with whom NorthStar Securities has selling agreements to raise capital for the Retail Companies and commissions to employees of NorthStar Securities. For the years ended December 31, 2015 and 2014, NSAM paid $14.0 million and $13.8 million, respectively, to NorthStar Securities employees. Selling commission, dealer manager fees and commission expense increased due to higher capital raising activity for the year ended December 31, 2015 as compared to the same period in 2014.
Interest Expense
Interest expense relates to the revolving credit agreement that NSAM entered into in November 2015, in NSAM’s corporate segment.
Transaction Costs
For the year ended December 31, 2015, transaction costs represent a one-time buyout in satisfaction of all participating interests related to NorthStar Income in NSAM’s corporate segment and professional fees associated with the acquisition of NSAM’s interest in Townsend in NSAM’s direct investments segment. For the year ended December 31, 2014, transaction costs represents costs such as professional fees associated with the NSAM Spin-off in NSAM’s corporate segment.
Other Expenses
Other expenses increased primarily due to the base management fees NSAM incurred to AHI for the year ended December 31, 2015 in NSAM’s corporate segment. Such fees began in December 2014.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to direct compensation expenses and other costs incurred at NorthStar Securities, which is part of NSAM’s broker-dealer segment. In addition, the amount of general and administrative expenses reflects an offset from an allocation of costs to the NorthStar Listed Companies and the Retail Companies of $46.9 million and $37.0 million for the years ended December 31, 2015 and 2014, respectively. General and administrative expenses increased $52.6 million primarily attributable to the following:
The following table presents compensation expense for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Salaries and related expenses	$68,349	$37,205	$31,144
Equity-based compensation expense	57,468	51,650	5,818
Total	$125,817	$88,855	$36,962
Compensation expense increased $37.0 million primarily due to most employees of NorthStar Realty becoming NSAM’s employees upon the NSAM Spin-off as well as hiring additional employees for increased activity at the NorthStar Listed Companies and the Retail Companies.
Other general and administrative expenses increased $15.7 million primarily due to the NSAM Spin-off as the 2014 amount represented an allocation of other general and administrative expense related to NorthStar Realty’s historical asset management business for the six months ended June 30, 2014 and increased costs related to occupancy and professional fees.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value for the investment in NorthStar Realty’s common stock.
Equity in earnings (losses) of unconsolidated ventures
The following table presents equity in earnings (losses) of unconsolidated ventures for the year ended or for the period from the respective acquisition date through December 31, 2015 and for the period from the respective acquisition date through December 31, 2014 (dollars in thousands):

		Years Ended December 31,
		2015				2014
	Acquisition Date	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)	Operating Income (Loss)	Non-cash Income (Expense)		Equity in Earnings (Losses)
Investment
AHI Interest	Dec-14	$9,204	$(11,056)	(1)	$(1,852)	$331	$(1,015)	(1)	$(684)
Island Interest	Jan-15	6,200	(1,757)	(2)	4,443	—	—		—
Distributed Finance	Jun-14	(966)	—		(966)	(355)	—		(355)
Total		$14,438	$(12,813)		$1,625	$(24)	$(1,015)		$(1,039)
__________________

(1)	Includes equity-based compensation expense and depreciation and amortization.

(2)	Represents depreciation and amortization.
Income Tax Benefit (Expense)
Subsequent to the NSAM Spin-off, NSAM became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014. The increase is primarily due to a one-time valuation allowance in 2014 and the distribution of earnings between tax jurisdictions in 2015 compared to 2014.
Liquidity and Capital Resources
Colony NorthStar’s financing strategy is to employ investment-specific financing principally on a non-recourse basis with matching terms and currencies, as available and applicable, through first mortgages, senior loan participations or securitizations. In addition to investment-specific financings, we may use and have used credit facilities and repurchase facilities on a shorter term basis and public and private, secured and unsecured debt issuances on a longer term basis. Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	capital commitments from limited partners of sponsored funds.
We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements. Distribution requirements imposed on us to qualify as a REIT generally will require that we distribute to our stockholders 90% of our taxable income, which may constrain our ability to accumulate operating cash flow. In connection with the Mergers, the Operating Partnership entered into a revolving credit facility with an aggregate principal amount of up to $1 billion with JP Morgan Chase as lender and administrative agent and several lenders.
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. The board of directors will determine an appropriate common stock dividend based upon numerous factors, including cash available for distribution, availability of existing cash balances, general economic conditions and economic conditions that more specifically impacted our business or prospects. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Sources of Operating Revenues and Cash Flow
Colony NorthStar will primarily generate revenue from net operating income comprised of property related revenues less property operating expenses. In addition, we will generate interest income from commercial real estate related loans and securities and will generate equity in earnings from investments in unconsolidated joint ventures. Our income from such segments will be partially offset by interest expense associated with borrowings against our investments. Finally, we expect to generate fee revenue from our investment management segment through the management of various types of investment products, including both institutional and retail capital. Our overall operating income generated from our investment portfolio and investment management segment will be partially offset by interest expense associated with corporate level borrowing and cash general and administrative and other expenses.

Cash Flows
The following presents a summary of NSAM’s consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014. NSAM historically generated revenue from asset management and other fee income pursuant to contractual arrangements with the NorthStar Listed Companies, the Retail Companies and through its interest in Townsend. NSAM also generated revenue from commission income from selling equity in the Retail Companies and recorded equity in earnings (losses) and received distributions from investments in unconsolidated ventures. The cash flow information presented and discussed does not represent what Colony NorthStar’s cash flows from operations, investing, financing and effects of foreign currency will be subsequent to the Mergers (dollars in thousands):

	Years Ended December 31,
Cash flows provided by (used in):	2016	2015	2014(1)
Operating activities	$168,749	$169,412	$46,721
Investing activities	(383,193)	(72,639)	(43,582)
Financing activities	261,940	(120,736)	98,933
Effect of foreign exchange rate changes on cash	(537)	(529)	(410)
Net increase (decrease) in cash	$46,959	$(24,492)	$101,662
__________________

(1)
The consolidated statement of cash flows for the year ended December 31, 2014 includes: (i) NSAM’s cash flows for the six months ended December 31, 2014, which represents NSAM’s cash flows following the NSAM Spin-off; and (ii) NSAM’s cash flows for the six months ended June 30, 2014, which represents a carve-out of NSAM’s historical financial information including revenues and expenses attributable to NSAM related to NorthStar Realty’s historical asset management business. As a result, the years ended December 31, 2016 and 2015 may not be comparable to 2014.

Year Ended December 31, 2016 Compared to December 31, 2015
Net cash provided by operating activities was $169 million for the year ended December 31, 2016 and 2015. The activity in 2016 as compared to 2015 primarily related to the timing of receipt of the NorthStar Realty management fee, more asset management fees from the Retail Companies and operating income from the acquisition of Townsend partially offset by the payment of transaction costs related to the Mergers and acquisition of Townsend and less acquisition fees from the Retail Companies.
Net cash used in investing activities was $383 million for the year ended December 31, 2016 compared to $73 million for the year ended December 31, 2015. The increase was primarily due to the acquisition of Townsend in January 2016.
Net cash provided by financing activities was $262 million for the year ended December 31, 2016 compared to $121 million used in financing activities for the year ended December 31, 2015. Cash flows provided from financing activities for the year ended December 31, 2016 was due to entering into the Term Loan, partially offset by the repayment of the credit facility of $100 million, $76 million for the payment of dividends, $18 million net cash payment on repurchase of shares related to equity-based awards and tax withholding and $5 million for the distributions to redeemable non-controlling interests. Cash flows used for financing activities for the year ended December 31, 2015 was primarily due to $105 million for the retirement of NSAM’s shares, $78 million for the payment of dividends, $17 million for the call spread premium and $19 million for withholding tax related to vesting and net settlement of restricted stock units, or RSUs, partially offset by $100 million borrowed under the credit facility.
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash provided by operating activities was $169 million for the year ended December 31, 2015 compared to $47 million provided by operating activities for the year ended December 31, 2014. The increase was primarily due to fees beginning to be earned on July 1, 2014 from NorthStar Realty and an increase in asset management and other fees from the Retail Companies primarily due to more investment activity. Year ended December 31, 2015 excludes $54 million of fees received subsequent to December 31, 2015.
Net cash used in investing activities was $73 million for the year ended December 31, 2015 compared to $44 million used in investment activities for the year ended December 31, 2014. The increase was due to the acquisition of the Island Interest and the purchase of shares of NorthStar Realty in 2015, compared to the acquisition of the AHI Interest and interest in Distributed Finance Corporation, or Distributed Finance, in 2014.
Net cash used in financing activities was $121 million for the year ended December 31, 2015 compared to $99 million provided by financing activities for the year ended December 31, 2014. Cash flows used in financing activities for the year ended December 31, 2015 was primarily due to $105 million for the retirement of NSAM’s shares, $78 million for the payment of dividends, $17 million for the call spread premium and $19 million for withholding tax related to vesting and net settlement of restricted stock units, or RSUs, partially offset by $100 million borrowed under the credit facility. Cash flows provided by financing activities for the year ended December 31, 2014 was primarily due to NSAM’s initial capitalization from NorthStar Realty, partially offset by the payment of dividends.

Contractual Obligations and Commitments
The following table presents NSAM’s contractual obligations and commitments as of December 31, 2016. The contractual obligations and commitments presented and discussed do not represent what Colony NorthStar’s contractual obligations and commitments will be subsequent to the Mergers (dollars in thousands):

		2017	2018-2019	2020-2021	Thereafter
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases(1)	$8,779	$4,956	$3,455	$368	$—
Term Loan(2)	496,250	496,250	—	—	—
Unfunded Commitments(3)	9,633	9,633	—	—	—
Total	$514,662	$510,839	$3,455	$368	$—
__________________

(1)
As of December 31, 2016, NSAM had contractual commitments under operating leases for NSAM’s offices (refer to Commitments and Contingencies in Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion).

(2)	The Term Loan was repaid in January 2017 in connection with the Mergers.

(3)
Represents commitments to co-invest approximately 1% of the total unfunded commitments in the Townsend Funds. Such amounts are due on demand and therefore presented as obligations due in less than one year.

NSAM entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by NSAM in connection with the Mergers became payable upon consummation of the Mergers. NSAM incurred other fees and costs related to the Mergers, including compensation expenses to executives and employees related to severance, retention and related costs. In January 2017 in connection with the Mergers, NSAM incurred approximately $32 million of costs to third parties, excluding compensation costs.
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record as of the close of business on January 3, 2017.
Off-Balance Sheet Arrangements
As of December 31, 2016, NSAM had certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements such as certain of NSAM’s investments in asset management businesses. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in NSAM’s consolidated financial statements. NSAM’s exposure to loss is limited to the carrying value of its investment.
Related Party Arrangements
The following disclosures of related party arrangements are that of NSAM prior to the Mergers:
NorthStar Realty
Investment Opportunities
Under the management agreement with NorthStar Realty prior to the Mergers, NorthStar Realty agreed to make available to NSAM for the benefit of the NorthStar Listed Companies and the Retail Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. NSAM agreed to fairly allocate such opportunities among the NorthStar Listed Companies and the Retail Companies, including NorthStar Realty, in accordance with NSAM’s investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the year ended December 31, 2016, NSAM incurred $1 million to NorthStar Realty for services in connection with loan origination opportunities.
NSAM provided services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it related to its loan origination business for CRE debt.
Credit Agreement
In connection with the NSAM Spin-off, NSAM entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility was unsecured. The terms of the revolving credit facility contained various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to NSAM is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of December 31, 2016, NSAM had no borrowings outstanding under the credit agreement. In January 2017, NSAM borrowed $40 million under the credit agreement, which was eliminated in connection with the Mergers.
Loan Agreements
Separately, in January 2017 and prior to the Mergers, affiliates of NSAM entered into loan agreements with affiliates of NorthStar Realty in the aggregate amount of $500.9 million with a maturity of January 10, 2027 at 8.0%. Such intercompany loans remain outstanding between subsidiaries of Colony NorthStar subsequent to the Mergers.
NorthStar Listed Companies Shares
NSAM purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52 million in the aggregate. For the year ended December 31, 2016, NSAM recorded an unrealized loss of $4 million and recorded $4 million of related dividend income.
Recent Sales or Commitments to Sell to the Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to the Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding its healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain RSUs, half of which became RSUs of NSAM as a result of the NSAM Spin-off. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The Healthcare Strategic Partnership is also entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by NSAM, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the year ended December 31, 2016, NSAM did not earn incentive fees related to the Healthcare Strategic Partnership.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, NSAM issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, NSAM issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, NSAM issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with NSAM’s 43% interest in AHI, or AHI Interest, AHI Newco, LLC, or AHI Ventures, a direct wholly-owned subsidiary of AHI, provides certain asset management, property management and other services to affiliates of NSAM assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American, and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP, or Griffin-America OP portfolio, and third party assets, representing $8 billion, of which $5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $2 million per year plus an additional 0.50% on certain additional equity invested by NorthStar Realty or NorthStar Healthcare in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by NSAM and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by NSAM, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other NorthStar Listed Companies and the Retail Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12% interest, as adjusted, in AHI Ventures. For the year ended December 31, 2016, NSAM incurred $3 million of base management fees to AHI. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the year ended December 31, 2016, NorthStar Realty incurred $2 million of property management fees to AHI.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which NSAM received 0.2 million shares in connection with the distribution.

Island Venture
Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the year ended December 31, 2016, NorthStar Realty incurred $18 million of base property management and other fees to Island. In December 2016, in connection with the Mergers, NSAM sold the Island Interest for a note receivable of $29 million that matures in January 2027 at 8% and cash of $3 million.
Recent Developments
Colony NorthStar
On January 10, 2017, NSAM completed the tri-party merger with Colony and NorthStar Realty under which the companies combined in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management company. The Mergers create a global equity REIT with an embedded investment management platform with increase scale and capabilities with approximately $56 billion of assets under management.
Under the terms of the merger agreement, NSAM redomesticated to Maryland and elected to be treated as a REIT beginning in 2017 and Colony and NorthStar Realty, through a series of transactions, merged with and into the redomesticated NSAM, which was renamed Colony NorthStar, Inc. NSAM’s common stockholders received one share of Colony NorthStar’s common stock for each share of NSAM common stock they owned. NSAM’s stockholders received approximately 32.85%, Colony stockholders received approximately 33.25% and NorthStar Realty stockholders received approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Mergers.
Healthcare Joint Venture
In January 2017, Colony NorthStar completed the sale of an 18.7% interest in its healthcare real estate portfolio for net proceeds of approximately $340 million. The healthcare real estate portfolio is currently comprised of the Company’s ownership interest, excluding existing minority interest holders, in 191 senior housing properties, 114 medical office properties, 14 hospitals and 107 skilled nursing facilities (such properties collectively referred to as the “Healthcare Properties”). The transaction represents an implied valuation for the Healthcare Properties of approximately $5 billion.
Dividends
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The common stock dividend was paid on January 27, 2017 to stockholders of record as of the close of business on January 3, 2017.
Credit Facility
In connection with the Mergers, the Operating Partnership entered into a revolving credit facility with an aggregate principal amount of up to $1 billion with JP Morgan Chase Bank, N.A. as administrative agent and the several lenders that are parties thereto. This facility matures in January 2021 and includes two six-month extension options.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices, equity prices and credit risk in our underlying investments. Colony NorthStar’s primary market risks are credit risk, interest rate risk, credit curve spread risk, foreign currency risk and inflation, either directly or indirectly through our investments in unconsolidated joint ventures.
Credit Risk
We are subject to the credit risk of the tenant/operators of our properties. We seek to undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy.
In addition, our investments in unconsolidated joint ventures and loans receivable are subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held by the joint ventures, as well as external factors that may affect their value.

For more information, refer to Part I. Item 1. “Business—Risk Management.”
Interest Rate and Credit Curve Spread Risk
Interest rate risk relates to the risk that the future cash flow of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets.
As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate financial assets may increase. Fluctuations in LIBOR may affect the amount of interest income we earn on our floating rate borrowings and interest expense we incur on borrowings indexed to LIBOR, including under credit facilities and investment-level financing.
Foreign Currency Exchange Rate Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we may employ on our foreign currency denominated investments are forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay.
Inflation
Many of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with U.S. GAAP and our distributions as determined by our board of directors will be primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8.  Financial Statements and Supplementary Data
The historical consolidated financial statements and the notes thereto, together with the independent registered public accounting firm’s reports thereon, included herein. represent NorthStar Asset Management Group Inc.’s, or NSAM, prior to the Mergers, as defined in Note 1, consolidated balance sheets, statements of operations, other comprehensive income and cash flows. As such, the consolidated financial statements included herein do not reflect the Colony NorthStar, Inc.’s, or Colony NorthStar, consolidated balance sheets, statements of operations, other comprehensive income and cash flows in the future or what Colony NorthStar’s consolidated balance sheets, statements of operations, other comprehensive income and cash flows would have been had NSAM been merged with Colony Capital, Inc., or Colony, and NorthStar Realty Finance Corp., or NorthStar Realty, during the historical periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Colony NorthStar, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Asset Management Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
New York, New York
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Colony NorthStar, Inc.
We have audited the internal control over financial reporting of NorthStar Asset Management Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
New York, New York
February 28, 2017

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2016	2015
Assets
Cash	$131,666	$84,707
Restricted cash	22,477	36,780
Receivables, net (refer to Note 3)	71,423	93,809
Investments in unconsolidated ventures (refer to Note 4)	55,836	88,069
Securities, at fair value (refer to Note 6)	44,210	46,215
Intangible assets, net	201,631	—
Goodwill	243,328	—
Other assets	80,056	25,241
Total assets	$850,627	$374,821
Liabilities
Term loan, net	$468,425	$—
Credit facility	—	100,000
Accounts payable and accrued expenses	85,503	90,160
Commission payable	5,662	6,988
Other liabilities	30,847	930
Total liabilities	590,437	198,078
Commitments and contingencies
Redeemable non-controlling interests	74,525	—
Equity
NorthStar Asset Management Group Inc. Stockholders’ Equity
Performance common stock, $0.01 par value, 500,000,000 shares authorized, 5,210,113 and 4,213,156 shares issued and outstanding as of December 31, 2016 and 2015, respectively	52	42
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 188,429,725 and 185,685,124 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,884	1,857
Additional paid-in capital	250,997	208,318
Accumulated other comprehensive income (loss)	(280)	—
Retained earnings (accumulated deficit)	(68,541)	(35,152)
Total NorthStar Asset Management Group Inc. stockholders’ equity	184,112	175,065
Non-controlling interests	1,553	1,678
Total equity	185,665	176,743
Total liabilities and equity	$850,627	$374,821

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2016	2015	2014(1)
Revenues
Asset management and other fees (refer to Note 3) (2)	$366,615	$307,988	$147,738
Selling commission and dealer manager fees (refer to Note 3)	22,803	126,907	110,563
Other income	9,124	926	841
Total revenues	398,542	435,821	259,142
Expenses
Commission expense (refer to Note 3)	21,654	117,390	104,428
Interest expense	25,914	778	—
Transaction costs	47,440	9,665	24,476
Other expenses	7,774	1,640	601
General and administrative expenses
Compensation expense(3)	159,820	125,817	88,855
Other general and administrative expenses	41,404	33,386	17,717
Total general and administrative expenses	201,224	159,203	106,572
Depreciation and amortization	10,020	1,880	894
Total expenses	314,026	290,556	236,971
Unrealized gain (loss) on investments and other	(4,492)	(4,274)	(410)
Realized gain (loss) on investments and other	(16,226)	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	63,798	140,991	21,761
Equity in earnings (losses) of unconsolidated ventures (refer to Note 4)	(5,782)	1,625	(1,039)
Income (loss) before income tax benefit (expense)	58,016	142,616	20,722
Income tax benefit (expense)	(11,022)	(21,869)	(1,622)
Net income (loss)	46,994	120,747	19,100
Net (income) loss attributable to non-controlling interests	(442)	(953)	—
Net (income) loss attributable to redeemable non-controlling interests	(4,271)	—	—
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$42,281	$119,794	$19,100
Earnings (loss) per share:
Basic	$0.21	$0.61	$0.10
Diluted	$0.21	$0.61	$0.10
Weighted average number of shares:
Basic	183,327,035	188,705,876	187,852,524
Diluted	185,111,530	191,014,044	190,441,189
______________________

(1)
The consolidated financial statements for the year ended December 31, 2014 represent NSAM’s results of operations following the NSAM Spin-off on June 30, 2014. The year ended December 31, 2014 includes: (i) NSAM’s results of operations for the six months ended December 31, 2014, which represents the activity following the NSAM Spin-off; and (ii) NSAM’s results of operations for the six months ended June 30, 2014, which represents a carve-out of its historical financial information including revenues and expenses attributable to NSAM, related to NorthStar Realty’s historical asset management business. As a result, the two years ended December 31, 2016 may not be comparable to the prior period presented.

(2)
NSAM began earning fees on July 1, 2014, in connection with the management agreement with NorthStar Realty and began earnings fees on November 1, 2015, in connection with the management agreement with NorthStar Europe (refer to Note 3).

(3)	The years ended December 31, 2016, 2015 and 2014 include $61.6 million, $57.5 million and $51.7 million, respectively, of equity-based compensation expense. Refer to Note 9 for further disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$46,994	$120,747	$19,100
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(335)	—	—
Total other comprehensive income (loss)	(335)	—	—
Comprehensive income (loss)	46,659	120,747	19,100
Comprehensive (income) loss attributable to non-controlling interests	(442)	(953)	—
Comprehensive (income) loss attributable to redeemable non-controlling interests	(4,216)	—	—
Comprehensive income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$42,001	$119,794	$19,100

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Performance Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	—	$—	$105,498	$—	$(77,130)	$28,368	$—	$28,368
Capital contribution of NorthStar Realty	—	—	188,597	1,886	119,323	—	—	121,209	—	121,209
Amortization of equity-based compensation	—	—	—	—	51,519	—	—	51,519	—	51,519
Issuance of common stock to directors	—	—	38	—	—	—	—	—	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	—	956	10	10,300	—	—	10,310	—	10,310
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	827	8	(8)	—	—	—	—	—
Settlement of restricted stock and RSUs to common stock, net (refer to Note 9)	—	—	3,030	31	(31)	—	—	—	—	—
Settlement of RSUs to performance common stock (refer to Note 9)	3,738	37	—	—	(37)	—	—	—	—	—
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(19,063)	(19,063)	—	(19,063)
Tax withholding related to vesting of restricted stock	—	—	(500)	(5)	(11,289)	—	—	(11,294)	—	(11,294)
Excess tax benefit from equity-based compensation	—	—	—	—	1,599	—	—	1,599	—	1,599
Net income (loss)	—	—	—	—	—	—	19,100	19,100	—	19,100
Balance as of December 31, 2014	3,738	$37	192,948	$1,930	$276,874	$—	$(77,093)	$201,748	$—	$201,748
Amortization of equity-based compensation	—	—	—	—	53,416	—	—	53,416	4,950	58,366
Issuance of common stock related to transactions (refer to Note 4)	—	—	208	2	4,505	—	—	4,507	—	4,507
Issuance of common stock relating to equity-based compensation, net of forfeitures	—	—	275	3	(3)	—	—	—	—	—
Conversion of Deferred LTIP Units to LTIP Units and common stock, net	—	—	4	—	(4,400)	—	—	(4,400)	4,400	—
Retirement of shares of common stock	—	—	(7,799)	(78)	(105,078)	—	—	(105,156)	—	(105,156)
Issuance of performance common stock (refer to Note 9)	475	5	—	—	(5)	—	—	—	—	—
Settlement of restricted stock and RSUs to common stock, net (refer to Note 9)	—	—	49	—	(7,227)	—	—	(7,227)	—	(7,227)
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(77,853)	(77,853)	(538)	(78,391)
Excess tax benefit from equity-based compensation	—	—	—	—	(1,068)	—	—	(1,068)	—	(1,068)
Call Spread premium, net	—	—	—	—	(16,783)	—	—	(16,783)	—	(16,783)
Reallocation of non-controlling interests in the NSAM OP (refer to Note 11)	—	—	—	—	8,087	—	—	8,087	(8,087)	—
Net income (loss)	—	—	—	—	—	—	119,794	119,794	953	120,747
Balance as of December 31, 2015	4,213	$42	185,685	$1,857	$208,318	$—	$(35,152)	$175,065	$1,678	$176,743
Amortization of equity-based compensation	—	—	—	—	59,411	—	—	59,411	3,806	63,217
Issuance of common stock relating to equity-based compensation, net	—	—	1,430	14	(17,082)	—	—	(17,068)	—	(17,068)
Issuance of common stock related to settlement of award (refer to Note 9)	—	—	94	1	1,009	—	—	1,010	—	1,010
Issuance of restricted stock related to Townsend (refer to Note 9)	—	—	658	6	(6)	—	—	—	—	—
Issuance of performance common stock (refer to Note 9)	997	10	—	—	(10)	—	—	—	—	—
Settlement of RSUs to common stock, net (refer to Note 9)	—	—	362	4	(3,156)	—	—	(3,152)	—	(3,152)
Conversion of LTIP units to common stock (refer to Note 9)	—	—	201	2	273	—	—	275	(275)	—
Dividends on common stock and equity-based awards (refer to Note 9)	—	—	—	—	—	—	(75,670)	(75,670)	(717)	(76,387)
Reallocation of non-controlling interests in the NSAM OP (refer to Note 11)	—	—	—	—	3,381	—	—	3,381	(3,381)	—
Allocation of redeemable non-controlling interests (refer to Note 11)	—	—	—	—	(661)	—	—	(661)	—	(661)
Excess tax benefit from equity-based compensation	—	—	—	—	(480)	—	—	(480)	—	(480)
Other comprehensive income (loss)	—	—	—	—	—	(280)	—	(280)	—	(280)
Net income (loss)	—	—	—	—	—	—	42,281	42,281	442	42,723
Balance as of December 31, 2016	5,210	$52	188,430	$1,884	$250,997	$(280)	$(68,541)	$184,112	$1,553	$185,665
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$46,994	$120,747	$19,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	5,782	(1,625)	1,039
Impairment on convertible debt	1,000	—	—
Allowance for uncollectible accounts	167	—	—
Depreciation and amortization	10,020	1,880	894
Amortization of deferred financing costs	3,956	337	—
Amortization of equity-based compensation	61,145	57,036	51,519
Unrealized (gain) loss on investments and other	4,492	4,274	410
Realized (gain) loss on investments and other	16,226	—	—
Deferred income tax, net	(5,794)	7,785	3,095
Other income	(1,838)	—	—
Distribution from unconsolidated ventures	2,001	4,444	—
Straight line rental expense	(541)	123	153
Change in assets and liabilities:
Restricted cash	16,733	(33,590)	(3,190)
Receivables, net	43,618	(16,183)	(54,439)
Other assets	(255)	(16,662)	(17,602)
Other liabilities	2,587	(34)	—
Accounts payable and accrued expenses	(36,453)	44,433	35,546
Commission payable	(1,091)	(3,553)	10,196
Net cash provided by (used in) operating activities	168,749	169,412	46,721
Cash flows from investing activities:
Acquisition of Townsend, net (refer to Note 1)	(377,355)	—	—
Investment in convertible debt	(1,092)	—	—
Investments in unconsolidated ventures	(6,115)	(35,631)	(43,582)
Distribution from unconsolidated ventures	15,021	6,349	—
Settlement of acquisition of securities (Refer to Note 6)	(7,612)	(43,357)	—
Payment related to the sale of the Island Interest	(6,040)	—	—
Net cash provided by (used in) investing activities	(383,193)	(72,639)	(43,582)
Cash flows from financing activities:
Contribution from NorthStar Realty	—	—	116,397
Borrowings from credit facility	—	100,000	—
Borrowings from term loan	500,000	—	—
Repayment of term loan	(3,750)	—	—
Repayment of credit facility	(100,000)	—	—
Payment of financing costs	(34,821)	(1,240)	—
Call Spread Premium, net	—	(16,783)	—
Repurchase of shares related to equity-based awards and tax withholding	(18,099)	(18,521)	—
Excess tax benefit from equity-based compensation	(480)	(1,068)	1,599
Dividends	(75,939)	(77,968)	(19,063)
Contributions from redeemable non-controlling interests	500	—	—
Distributions to redeemable non-controlling interests	(5,471)	—	—
Retirement of shares of common stock	—	(105,156)	—
Net cash provided by (used in) financing activities	261,940	(120,736)	98,933
Effect of foreign exchange rate changes on cash	(537)	(529)	(410)
Net increase (decrease) in cash	46,959	(24,492)	101,662
Cash - beginning of period	84,707	109,199	7,537
Cash - end of period	$131,666	$84,707	$109,199

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Contributions from redeemable non-controlling interests	$74,759	$—	$—
Note receivable from third party related to the sale of the Island Interest	28,485
Assumption of deferred tax liability	5,928	—	—
Reclassification related to measurement adjustments/other	2,850	—	—
Reallocation of non-controlling interests in the NSAM OP	3,381	8,087	—
Tax effect related to the vesting of equity-based awards	2,310	—	11,294
Issuance of common stock related to settlement of award (refer to Note 9)	1,010	—	—
Allocation of redeemable non-controlling interests in Townsend	661	—	—
Dividend payable related to RSUs	450	423	—
Conversion of LTIP Units to common stock	275	—	—
Issuance of common stock related to transactions (refer to Note 4)	—	4,507	10,310
Conversion of Deferred LTIP Units to LTIP Units	—	4,400	—
Deemed capital contribution from NorthStar Realty	—	—	4,811
Accrued transaction costs relating to investments in unconsolidated ventures	—	—	1,538
Distribution from unconsolidated ventures	—	231	—
Equity incentive plan	—	—	88
Supplemental disclosures of cash flow information:
Payment of interest expense	$18,039	$346	$—
Payment of income tax	22,292	25,568	6,700

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Business and Organization
NSAM Historical Business
NorthStar Asset Management Group Inc. (“NSAM”), commenced operations on July 1, 2014 upon the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”), of its asset management business into a separate publicly-traded company, or the NSAM Spin-off. Prior to the Mergers, as defined below, NSAM was a global asset management firm focused on strategically managing real estate and other investment platforms in the United States and internationally including a substantial business raising and managing capital in the retail marketplace accessing a variety of pools of capital through various vehicles that include real estate investment trusts (“REITs”) and closed-end funds, which is referred to as the Retail Companies. Such Retail Companies raise capital through the retail market through NorthStar Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform registered with the United States Securities and Exchange Commission (“SEC”). In addition, NSAM managed NorthStar Realty and NorthStar Realty Europe Corp. (“NorthStar Europe”), two publicly listed REITs, referred to as the NorthStar Listed Companies, and together with the Retail Companies are referred to as the Managed Companies.
In addition, NSAM entered into strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to augment NSAM’s business operations, while at the same time benefiting from fee streams generated by such strategic partnerships and joint ventures. Such investments have included the acquisition of an 84% interest in Townsend, a 43% interest in American Healthcare Investors LLC (“AHI” or “AHI Interest”) and a 45% interest in Island Hospitality Management Inc. (“Island” or “Island Interest”).
Mergers of NorthStar Asset Management Group Inc. with Colony Capital, Inc. and NorthStar Realty Finance Corp.
On January 10, 2017, NSAM completed the tri-party merger with Colony Capital, Inc. (“Colony”) and NorthStar Realty under which the companies combined in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management company (referred to as the “Mergers”). The Mergers create a leading global equity REIT with an embedded investment management platform with increased scale and capabilities.
Under the terms of the merger agreement, NSAM redomesticated to Maryland and elected to be treated as a REIT beginning in 2017 and Colony and NorthStar Realty, through a series of transactions, merged with and into the redomesticated NSAM, which was renamed Colony NorthStar, Inc. (“Colony NorthStar”). NSAM’s common stockholders received one share of Colony NorthStar’s common stock for each share of NSAM common stock they owned. NSAM’s stockholders received approximately 32.85%, Colony stockholders received approximately 33.25% and NorthStar Realty stockholders received approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Mergers. Prior to the closing of the Mergers, NSAM’s board of directors declared a special cash dividend in the amount of $228 million to NSAM’s common stockholders.
NSAM, Colony and NorthStar Realty each have significant pre-combination activities and the Mergers will be accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Although NSAM is the legal acquirer in the Mergers, Colony has been designated as the accounting acquirer, resulting in a reverse acquisition of NSAM for accounting purposes.
The historical consolidated financial statements included herein represent NSAM’s consolidated financial position, results of operations, other comprehensive income and cash flows prior to the Mergers. As such, the consolidated financial statements included herein do not reflect Colony NorthStar’s financial position, results of operations, other comprehensive income and cash flows in the future or what Colony NorthStar’s financial position, results of operations, other comprehensive income and cash flows would have been had NSAM been merged with Colony and NorthStar Realty during the historical periods presented.
References to “Colony NorthStar” refer to Colony subsequent to the Mergers unless the context specifically requires otherwise. References to “NSAM” refer to the historical business of NSAM prior to the Mergers unless the context specifically requires otherwise.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of NSAM are presented on a carve-out basis for the periods prior to June 30, 2014 and have been prepared from the historical consolidated balance sheets, statements of operations and cash flows attributed to the historical asset management business of NorthStar Realty and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The consolidated financial statements for the years ended December 31, 2016 and 2015 represent NSAM’s results of operations following the NSAM Spin-off. In connection with the NSAM Spin-off, most of NorthStar Realty’s employees at the time of the NSAM Spin-off became employees of NSAM except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the NSAM Spin-off and certain other employees that became co-employees of both NSAM and NorthStar Realty. Therefore, subsequent to June 30, 2014, NSAM generally incurred substantially all employee-related cash costs.
Periods prior to June 30, 2014 present a carve-out of NorthStar Realty’s historical financial information, including revenues and expenses attributable to NSAM, related to NorthStar Realty’s historical asset management business. Expenses also included an allocation of indirect expenses from NorthStar Realty, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had NorthStar Realty’s historical asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of NorthStar Realty’s operations. Additionally, periods prior to June 30, 2014 did not reflect the management agreement NSAM entered into with NorthStar Realty effective July 1, 2014.
Principles of Consolidation
NSAM’s consolidated financial statements include the accounts of NSAM, its operating partnership (“NSAM OP”) and their consolidated subsidiaries. NSAM consolidates variable interest entities (“VIE”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by NSAM. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. NSAM bases the qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
NSAM reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. NSAM determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for NSAM or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to NSAM’s business activities and the other interests. NSAM reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
NSAM evaluates the Managed Companies, investments in unconsolidated ventures and securitization financing transactions to which NSAM is the special servicer to determine whether they are a VIE. NSAM analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If NSAM has a majority voting interest in a voting interest entity, the entity will generally be consolidated. NSAM does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
NSAM performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
NSAM may account for an investment in an unconsolidated entity at fair value by electing the fair value option. NSAM may record the change in fair value for its share of the projected future cash flow or may follow the practical expedient of the net asset value of the underlying fund investment based on the most recent available information, which is generally on a one quarter lag. NSAM will record the change from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
NSAM may account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if it determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
NSAM reviews its investments in unconsolidated ventures for which it did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, NSAM considers U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to NSAM. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Redeemable Non-controlling Interests
A redeemable non-controlling interest is the non-controlling interest in a subsidiary in which the holders have the ability to require NSAM to repurchase interests in the subsidiary. These interests are presented as redeemable non-controlling interests, outside of permanent equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) attributable to redeemable non-controlling interests. NSAM records the redeemable non-controlling interest at its redemption value and adjusts the carrying amount of such interest to the redemption value at the end of each reporting period, but such amount will not be less than the initial carrying amount. An allocation to a redeemable non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Cash
NSAM considers all highly-liquid investments with an original maturity date of three months or less and deposits held with third parties that are readily convertible to cash to be cash equivalents. Cash, including amounts restricted at certain banks and financial institutions and amounts held outside of the United States, may at times exceed insurable amounts. NSAM mitigates credit risk by placing cash with major financial institutions. To date, NSAM has not experienced any losses on cash.
Restricted Cash
Restricted cash primarily represents cash held by NSAM’s foreign subsidiaries due to certain regulatory capital requirements.
Business Combinations
NSAM accounts for purchases of assets that qualify as business combinations using the acquisition method where the purchase price is allocated to tangible and intangible assets acquired based on estimated fair value. The excess of the fair value of purchase consideration over the fair value of these identifiable assets is recorded as goodwill. Such valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets including, but not limited to, customer relationships, acquired technology and trade names. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. During the measurement period, which is up to one year from the acquisition date, NSAM may record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred.
On January 29, 2016, NSAM acquired an approximate 84% interest in Townsend for $383.0 million, net of post closing adjustments. The following table presents the final allocation of the purchase price of the assets acquired and the liabilities assumed upon the closing of Townsend (dollars in thousands):

Assets:
Cash	$14,318
Investments in unconsolidated ventures(1)	17,738
Intangible assets	209,320
Goodwill(2)(3)	243,328
Other assets acquired	42,547
Total assets	$527,251
Liabilities:
Accounts payable and accrued expenses	$34,312
Other liabilities acquired	26,476
Total liabilities	60,788
Redeemable non-controlling interests	75,320
Total equity(4)	391,143
Total liabilities and equity	$527,251
_____________________

(1)	Represents Townsend’s interest in real estate private equity funds sponsored by Townsend (“Townsend Funds”) (refer to Note 4).

(2)	Colony NorthStar expects $166.5 million of goodwill to be deductible for tax purposes.

(3)
Goodwill includes $5.5 million related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between book and tax basis.

(4)	Represents NSAM’s investment in Townsend prior to a post closing adjustment of $7.6 million relating to a distribution of excess cash to NSAM.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From the Townsend Acquisition Date through December 31, 2016, NSAM recorded revenue of $66.2 million and net income of $24.4 million.
The following table presents unaudited consolidated pro forma results of operations based on NSAM’s historical financial statements and adjusted for the acquisition of Townsend and related borrowing as if it occurred on January 1, 2015. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of NSAM would have been, nor are they indicative of the consolidated results of operations in the future (dollars in thousands, except per share data):

	Years Ended December 31,
	2016(1)	2015(1)
Pro forma total revenues	$402,422	$501,776
Pro forma net income (loss) attributable to common stockholders	$48,820	$115,621
Pro forma EPS - basic	$0.25	$0.59
Pro forma EPS - diluted	$0.25	$0.59
_____________________

(1)	Excludes non-recurring transaction costs and prior compensation arrangements of Townsend.
Intangible Assets
NSAM records acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. Other intangible assets are amortized into depreciation and amortization expense in the consolidated statements of operations on a straight-line basis over the estimated useful life, reflecting the manner in which the related benefit is expected to be realized.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. NSAM performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. NSAM first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Estimates of fair value used in the evaluation of goodwill (if necessary based on our qualitative assessment), are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as EBITDA, EBITDA margins, revenue growth rates and capital spending requirements, estimates of future cash flow, discount rates, general economic conditions and trends or other available market data. NSAM’s ability to accurately predict future operating results and cash flow and to estimate and allocate fair value impacts the timing and recognition of impairment. While NSAM believes its assumptions are reasonable, changes in these assumptions may have a material impact on its financial results.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents identified intangibles as of December 31, 2016 (dollars in thousands):

	Gross Amount	Estimated Useful Life	Accumulated Amortization	Net Amount
Intangible assets:
Customer relationships(1)	$185,580	20 to 30 years	$(6,488)	$179,092
Performance fees(1)	5,710	2 to 11 years	(579)	5,131
Trade names	17,820	30 years	(545)	17,275
Proprietary technology	210	3 years	(77)	133
Subtotal intangible assets	209,320		(7,689)	201,631
Goodwill	243,328		—	243,328
Total	$452,648		$(7,689)	$444,959
_____________________

(1)	Includes existing customers and expected retention of such customers.
The following table presents annual amortization of intangible assets (dollars in thousands):

Years Ending December 31:
2017	$8,388
2018	8,256
2019	8,199
2020	8,199
2021	8,199
Thereafter	160,390
Total	$201,631
Other Assets and Liabilities and Accounts Payable and Accrued Expenses
The following tables present a summary of other assets, other liabilities and accounts payable and accrued expenses as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Other assets:
Note receivable(1)	$28,485	$—
Deferred tax asset, net	19,543	10,880
Prepaid expenses	8,571	4,781
Prepaid income taxes	6,874	—
Due from related party(2)	5,106	—
Furniture, fixtures and equipment, net	4,065	4,333
Pending deal costs	3,945	625
Security deposits	2,587	2,380
Other	747	932
Due from participating broker-dealers	133	398
Deferred financing costs, net	—	912
Total	$80,056	$25,241

	December 31,
	2016	2015
Other liabilities:
Townsend Funds liability(3)	$16,516	$—
Deferred tax liability, net(4)	9,442	—
Deposit payable	2,420	—
Deferred incentive fees(5)	1,913	—
Other	556	930
Total	$30,847	$930
________________

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Represents a $28.5 million note receivable from a third party related to the sale of the Island Interest (refer to Note 4) in connection with the Mergers.

(2)
NSAM recorded the present value of the expected future distribution fees as receivable/income from certain Retail Companies and corresponding payable/expense to participating broker-dealers each of $5.1 million as of December 31, 2016.

(3)
Represents an obligation to the sellers who are entitled to approximately 84% of the value of the Townsend Funds at the Townsend Acquisition Date, along with any income related to capital contributed prior to acquisition. NSAM is obligated to fund contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date (refer to Note 4).

(4)
Primarily represents deferred tax liability related to the Townsend acquisition related to a share deal acquisition of the seller’s corporate entity. The deferred tax liability and corresponding goodwill are recorded at acquisition based on differences between the book and tax basis.

(5)	Represents incentive fees received that are not yet earned related to the Townsend Funds (refer to below) and as a result, represents a contingent obligation.

	December 31,
	2016	2015
Accounts payable and accrued expenses:
Accrued bonus and related taxes	$46,538	$63,935
Incentive fee compensation(1)	12,565	—
Accrued operating expenses	17,479	8,771
Accrued payroll	1,273	1,312
Accrued interest payable	3,916	92
Accrued tax withholding(2)	2,310	—
Dividends payable related to equity-based awards	526	574
Accrued equity-based compensation awards (refer to Note 9)	896	763
Accrued participating interest buyout(3)	—	8,110
Share purchase payable(4)	—	6,603
Total	$85,503	$90,160
__________________

(1)
Approximately 50% of incentive fees received by the Townsend Funds are due to certain employees of Townsend. Payment is made to such employees when such incentive fee income is earned and approved by executive management of Townsend (refer to below). NSAM records the expense in compensation expense in the consolidated statements of operations when payment becomes probable and reasonably estimable but no later than the period in which the underlying income is recognized.

(2)	Represents withholding tax related to vesting and net settlement of equity-based awards.

(3)	Represented a one-time buyout in satisfaction of all participating interests related to non-executive incentive interests in the advisor to NSAM’s first Retail Company (refer to Note 3).

(4)	Related to the purchase of NorthStar Realty shares which were settled in January 2016 (refer to Note 6).
Securities
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. NSAM elected to apply the fair value option for its securities investments because management believes it is a more useful presentation for such investments. Any unrealized gain (loss) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations. Dividend income is recorded in other income in the consolidated statements of operations.
Deferred Financing Costs
Deferred financing costs represent legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, if any, are expensed in the period in which it is determined that the financing will not occur.
Revenue Recognition
Asset Management and Other Fees
Asset management and other fees include base and incentive fees earned from the NorthStar Listed Companies, acquisition, disposition and other fees earned from the Retail Companies and fees earned from clients and limited partners of Townsend. Asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in the

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

governing documents. Incentive fees that are subject to contingent repayment are not recognized as revenue until all related contingencies have been resolved.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent income earned by NSAM for selling equity in the Retail Companies through NorthStar Securities. Selling commission, dealer manager fees and commission expense are accrued on a trade date basis. As of December 31, 2016, commission payable of $5.7 million includes $0.1 million due to NorthStar Securities’ employees.
The present value of the expected future distribution fees earned from certain Retail Companies and incurred to participating broker-dealers is recorded gross on the consolidated balance sheets and in the consolidated statements of operations.
Allowance for Doubtful Accounts
An allowance for a doubtful account is established when, in the opinion of NSAM, a full recovery of a receivable becomes doubtful. A receivable is written off when it is no longer collectible and/or legally discharged. As of December 31, 2016, there was $0.6 million of allowance for doubtful accounts.
Equity-Based Compensation
NSAM accounts for equity-based compensation awards, including awards granted to co-employees (refer to Note 9), using the fair value method, which requires an estimate of the fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. NSAM recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. NSAM recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. NSAM recognizes compensation expense over the requisite service period, net of estimated forfeitures, on a straight-line basis.
For awards with a combination of performance or market measures, NSAM estimates the fair value as if it were two separate awards. First, NSAM estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, NSAM recognizes the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, NSAM records compensation expense based on the performance-based measure. NSAM would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees vested in accordance with their terms. In addition, all or a portion of the outstanding NSAM performance-based awards issued to executives and non-executives vested in accordance with their terms, subject to forfeiture and reduction. As such, substantially all remaining unrecognized compensation cost was recognized immediately.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the spot currency exchange rate at the time of the transaction. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on foreign currency in the consolidated statements of operations.
Comprehensive Income (Loss)
NSAM reported consolidated comprehensive income (loss) in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as a change in equity resulting from net income (loss) and OCI. The component of OCI includes an adjustment for foreign currency translation.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
NSAM’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from NSAM’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the NSAM OP which are structured as profits interests (“LTIP Units”). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. NSAM’s unvested restricted stock awards, certain RSUs and LTIPs Units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive.
Under the two-class method, net income is first reduced for distributions declared on all classes of participating securities to arrive at undistributed earnings. Under the two-class method, net loss is reduced for distributions declared on participating securities only if such security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
Income Taxes
Certain of NSAM’s subsidiaries are subject to taxation by federal, state, local and foreign authorities for the periods presented. On March 13, 2015, NSAM restructured by forming the NSAM OP, under Delaware law, by converting an existing limited liability company disregarded as separate from NSAM for federal income tax purposes to a Delaware limited partnership and admitting as limited partners LTIP Unit holders. The NSAM OP is taxed as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including NSAM. For the period prior to March 13, 2015, NSAM and its U.S. subsidiaries filed consolidated federal income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred tax assets and liabilities.
Recent Accounting Pronouncements
The below represent the evaluation by Colony NorthStar of the impact of recent accounting pronouncements on its consolidated financial position, results of operations and financial statement disclosures subsequent to the Mergers as it relates to NSAM’s historical business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard. Colony NorthStar plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. While Colony NorthStar continues to assess all potential impacts of the standard on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers, it currently believes that NSAM’s historical management fees and selling commission and dealer manager fees will not be materially affected and continue to monitor accounting updates as it relates to NSAM’s historical performance fees which will be subject to the revenue recognition provisions for variable consideration.

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. NSAM adopted this guidance in the first quarter 2016 and determined the NSAM OP is considered a VIE. NSAM is

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and NSAM’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on NSAM’s historical consolidated financial position or results of operations.

In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied retrospectively to all periods presented. In the first quarter 2016, NSAM adopted this guidance and, as a result, the fair value of its interest in real estate private equity funds sponsored by Townsend of $21.0 million is not included in Level 3 within the fair value hierarchy as of December 31, 2016. NSAM did not have any investments measured using net asset value as of December 31, 2015.

In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. NSAM does not have any equity investments with readily determinable fair value recorded as available-for-sale. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for NSAM’s future obligations under its lease arrangements for which it is the lessee. As of December 31, 2016, the remaining contractual payments under lease agreements are discussed in Note 8. Additionally, the new update will require that lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Colony NorthStar continues to assess the potential effect that the adoption of the updated guidance will have on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Colony NorthStar will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, increasing the fair value of shares applied for income tax withholding without triggering liability accounting, allowing forfeitures related to service condition to be recognized upon occurrence, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Colony NorthStar will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. Colony NorthStar is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. Colony NorthStar does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Colony NorthStar anticipates early adoption of this guidance for the annual goodwill impairment test in 2017 for its consolidated financial statements and related disclosures, as applicable, subsequent to the Mergers as it relates to NSAM’s historical business.

3.	Management Agreements
The following table presents asset management and other fees earned from the Managed Companies and Townsend (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
NorthStar Listed Companies	$200,833	$201,049	$82,759
Retail Companies	99,594	106,939	64,979
Institutional Capital(1)	66,188	—	—
Total	$366,615	$307,988	$147,738
_________________

(1)
Represents fees earned through NSAM’s investment in Townsend. NSAM began earning fees on the Townsend Acquisition Date. NSAM was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income in the consolidated statements of operations.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NorthStar Listed Companies
Management Agreement
As an asset manager, NSAM was responsible for the NorthStar Listed Companies’ day-to-day activities, subject to supervision and management by each of the NorthStar Listed Companies’ board of directors, as applicable. The management agreements with the NorthStar Listed Companies provided for a base management fee and incentive fee.
Upon completion of the Mergers, the management agreement with NorthStar Realty ceased to exist.
Base Management Fee and Incentive Fee
The following table presents a summary of the fee arrangements and amounts earned from the NorthStar Listed Companies:

	NorthStar Realty	NorthStar Europe
Commencement date	July 1, 2014	November 1, 2015
In place annual base management fee(1)	$187.1 million	$14.2 million
Incentive fee hurdle to CAD per share(2)
15%	Excess of $0.68 and up to $0.78(3)	Excess of $0.30 and up to $0.36
25%	Excess of $0.78(3)	Excess of $0.36
__________________

(1)
The base management fee will increase for NorthStar Europe by an amount equal to 1.5% per annum of the sum of: the cumulative net proceeds of all future common equity and preferred equity issued, equity issued in exchange or conversion of exchangeable senior notes or stock-settlable notes based on the stock price at the date of issuance and any other issuances of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the NorthStar Europe operating partnerships, which are structured as profits interests (excluding units issued to the parent company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership) by the NorthStar Europe and cumulative cash available for distribution (“CAD”) of the NorthStar Europe, in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off and NRE Spin-off, respectively.

(2)
The incentive fee is calculated by the product of 15% or 25% and CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is within a certain hurdle multiplied by the weighted average shares outstanding of the NorthStar Listed Companies for the calendar quarter. Weighted average shares represent the number of shares of the NorthStar Listed Companies’ common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis.

(3)	After giving effect to NorthStar Realty’s reverse stock split in October 2015 and the NRE Spin-off.
Payment of Costs and Expenses and Expense Allocation
The NorthStar Listed Companies are each responsible for all of their direct costs and expenses and reimburse NSAM for costs and expenses incurred by NSAM on their behalf. In addition, NSAM may allocate indirect costs to the NorthStar Listed Companies related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the applicable NorthStar Listed Company’s management agreements with NSAM (the “G&A Allocation”). NSAM’s management agreements with the NorthStar Listed Companies each provide that the amount of the G&A Allocation will not exceed the following: (i) 20.0% of the combined total of: (a) the NorthStar Listed Companies’ general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses from NSAM to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any of the Managed Companies; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the applicable NorthStar Listed Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing such NorthStar Listed Company’s affairs, based upon the percentage of time devoted by such personnel to such NorthStar Listed Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, each NorthStar Listed Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers. For the years ended December 31, 2016 and 2015 and six months ended December 31, 2014, NSAM allocated $2.2 million, $10.3 million and $5.2 million, respectively, of costs to the NorthStar Listed Companies. Such amounts are recorded net in general and administrative expense in the consolidated statements of operations.
Following the NRE Spin-off, as provided in NSAM’s management agreements with each NorthStar Listed Company, such NorthStar Listed Company’s obligations to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on total investments.
Pursuant to the management agreements with NorthStar Realty and NorthStar Europe, NorthStar Realty together with NorthStar Europe and any company spun-off from NorthStar Realty or NorthStar Europe, was obligated to pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. In accordance with these agreements, NorthStar Realty and NorthStar Europe were responsible for paying 50% of the 2016 and 2015 long-term bonuses earned under the NSAM Bonus Plan.
Retail Companies
The following table presents a summary of the Retail Companies, including capital raise activity and investments as of or through February 23, 2017: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”); NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”); NorthStar Real Estate Income II, Inc. (“NorthStar Income II”); NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”); NorthStar Real Estate Capital Income Fund (“NorthStar Capital Fund”) and NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend Investment”):

Retail Company	Primary Strategy	Offering Amount (in millions)(1)		Offering Period	Capital Raised (in millions)(1)		Total Investments (in millions)
Effective
NorthStar Income	CRE Debt	$1,200.0		Completed July 2013	$1,293.4		$1,599.9
NorthStar Healthcare	Healthcare Equity and Debt	2,100.0		Completed January 2016(2)	1,880.8		3,413.7
NorthStar Income II	CRE Debt	1,650.0		Completed November 2016(2)	1,145.5		1,739.8
NorthStar/RXR New York Metro(3)	New York Metro Area CRE Equity and Debt	2,000.0		Ends February 2018(4)(5)	12.8	(9)	11.0
NorthStar Capital Fund	CRE Debt and Equity	3,200.0	(6)	Ends July 2019(5)(7)	2.2	(9)	0.1
Not Yet Effective
NorthStar/Townsend Investment	CRE Debt and Equity	$1,000.0		N/A(8)	N/A		N/A
________________

(1)	Represents amount of shares registered and raised to offer pursuant to each Retail Company’s public offering, distribution reinvestment plan and follow-on public offering.

(2)
NorthStar Healthcare successfully completed its initial public offering on February 2, 2015 by raising $1.1 billion in capital and its follow-on public offering on January 19, 2016 by raising $0.7 billion in capital. NorthStar Income II closed its initial public offering on November 9, 2016 and raised $1.1 billion in capital.

(3)	Any asset management and other fees incurred by NorthStar/RXR New York Metro will be shared equally between NSAM and RXR Realty, as co-sponsors.

(4)	NorthStar/RXR New York Metro’s registration statement became effective in 2015 and began raising capital in 2016. Colony NorthStar expects the capital raise to accelerate in 2017.

(5)	Offering period subject to extension as determined by the board of directors or trustees of each Retail Company.

(6)	Offering is for two feeder funds in a master feeder structure.

(7)
NorthStar Capital Fund’s registration statement was declared effective by the SEC in May 2016. Colony NorthStar expects NorthStar Capital Fund to begin raising capital from third parties in the first half 2017.

(8)
NorthStar/Townsend Investment submitted a registration statement on Form N-2 to the SEC in October 2016. Colony NorthStar expects NorthStar/Townsend Investment to begin raising capital in the first half 2017.

(9)
In connection with the distribution support agreement with each Retail Company, an affiliate of Colony NorthStar purchased shares of common stock in NorthStar/RXR New York Metro and NorthStar Capital Fund for $1.5 million and $2.0 million, respectively, since inception through December 31, 2016.

Pursuant to each of the advisory agreements with the current Retail Companies, NSAM may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, NSAM evaluated the specific facts and circumstances surrounding the incurrence of a particular fee and made the decision on a case by case basis. For the year ended December 31, 2016, NSAM is not seeking $4.0 million of acquisition fees related to investments in certain private equity funds and CRE securities.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Support
An affiliate of Colony NorthStar is committed to invest up to $10.0 million in each of the Retail Companies during the respective two-year period following commencement of the offering. In addition, an affiliate of Colony NorthStar is committed up to $10.0 million for distribution support in the event that the Retail Companies’ distributions to stockholders exceed certain measures of operating performance, in any Retail Company that Colony NorthStar may sponsor, up to a total of five new companies per year. The distribution support agreement related to NorthStar/RXR New York Metro is an obligation of both an affiliate of Colony NorthStar and RXR Realty, where each agreed to purchase 75% and 25% of any shares purchased, respectively. The distribution support agreement related to NorthStar Capital Fund is an obligation of an affiliate of Colony NorthStar.
Payment of Costs and Expenses and Expense Allocation
In addition, NSAM is entitled to certain expense allocations for costs paid on behalf of the Retail Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other costs associated with the formation and offering of the Retail Company not to exceed 1.0% to 1.5% of the proceeds expected to be raised from the offering and excluding shares being offered pursuant to distribution reinvestment plans; and (ii) reimbursement for direct and indirect operating costs such as certain salaries, bonus, equity-based compensation and professional and other costs such as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses associated with managing the operations of the Retail Company. The operating cost reimbursement is calculated based on the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of each Retail Company’s average invested assets; or (ii) 25.0% of each Retail Company’s net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. NSAM facilitates the payments of organization, offering and direct operating cost amounts, which are recorded in receivables on NSAM’s consolidated balance sheets until repaid. The reimbursement of indirect operating cost amounts are recorded net in general and administrative expenses in the consolidated statements of operations.
For the years ended December 31, 2016 and 2015 and six months ended December 31, 2014, NSAM allocated $32.6 million, $36.6 million and $11.1 million of expense related to the Retail Companies, respectively.
Townsend
Townsend generates management, advisory and incentive fees of $66.2 million from the Townsend Acquisition Date through December 31, 2016. NSAM was also entitled to $1.8 million of management and other fees from January 14, 2016 to the Townsend Acquisition Date, which was recorded net of operating expenses in other income in the consolidated statements of operations.
Certain contracts contain provisions to reimburse Townsend for expenses incurred on behalf of its clients such as legal due diligence and investment advisory team travel expenses. From the Townsend Acquisition Date through December 31, 2016, NSAM recorded $2.1 million in both other income and other expenses related to such reimbursements in the consolidated statements of operations.
Selling Commission and Dealer Manager Fees and Commission Expense
Selling commission and dealer manager fees represent fees earned for selling equity in the Retail Companies through NorthStar Securities. The Retail Companies offer various share class structures which have a range of selling commissions and dealer manager fees:

•	Class A shares: selling commissions of up to 7% of gross offering proceeds raised and dealer manager fee of up to 3% of gross offering proceeds raised.

•	Class T shares: selling commissions of up to 2% of gross offering proceeds raised and dealer manager fee of up to 2.75% of gross offering proceeds raised.

•	Class D shares: no selling commissions and dealer manager fees of up to 2% of gross offering proceeds raised.

•	Class I Shares: no selling commissions or dealer manager fees.
Commission expense represents fees to participating broker-dealers with whom NorthStar Securities has selling agreements with to raise capital for the Retail Companies and commissions to employees of NorthStar Securities. All or a portion of the dealer manager fees may be reallowed to participating broker-dealers and paid to certain employees of NorthStar Securities.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the Retail Companies’ share classes, and currently the T share class, may include a trail commission commonly described as a distribution fee that are paid over time, of up to 1% per annum, to NorthStar Securities of which all or a portion may be reallowed to participating broker-dealers. NSAM recorded the present value of the expected future distribution fees receivable/income from certain Retail Companies and corresponding payable/expense to participating broker-dealers each of $5.1 million as of December 31, 2016.
Colony NorthStar continues to observe the market and may modify existing share classes or introduce a new share class to the Retail Companies in the future.
The following table summarizes selling commission and dealer manager fees, commission expense and net commission income for the years ended December 31, 2016, 2015 and 2014 (dollar in thousands):

	Years Ended December 31,
	2016	2015	2014
Selling commission and dealer manager fees	$22,803	$126,907	$110,563
Commission expense(1)	21,654	117,390	104,428
Net commission income(2)	$1,149	$9,517	$6,135
________________________

(1)	Includes selling commission expense to NorthStar Securities employees. For the years ended December 31, 2016, 2015 and 2014, NSAM incurred $2.7 million, $14.0 million and $13.8 million, respectively.

(2)	Excludes direct expenses of NorthStar Securities.
Other
A subsidiary of NSAM is a rated special servicer by Standard & Poor’s and Fitch Ratings and receives special servicing fees for services related to certain securitization transactions. For the years ended December 31, 2016, 2015 and 2014, NSAM earned $0.7 million, $0.9 million and $0.8 million of special servicing fees, respectively.
NSAM provided certain services under advisory and sub-advisory agreements between wholly-owned subsidiaries. As part of one such agreement, NSAM Luxembourg S.A.R.L. (“NSAM Luxembourg”) engaged NSAM US LLC to perform certain non-discretionary advisory and administrative services with respect to assets managed by the group. For the year ended December 31, 2016, NSAM Luxembourg paid $166.5 million to NSAM US LLC for services, of which $66.4 million was paid in advance for services expected to be rendered and earned during 2017. This intercompany transaction is eliminated in the consolidated financial statements.

4.	Investments in Unconsolidated Ventures
NSAM accounts for investments in unconsolidated ventures using the equity method, at fair value or the cost method. The following table summarizes NSAM’s investments in unconsolidated ventures (dollars in thousands):

			December 31,
Investment(1)	Acquisition Date	Ownership Interest	2016	2015
Indirect Investments
AHI Interest(2)	Dec-14	43%	$34,866	$45,581
Island Interest(3)	Jan-15	45%	—	39,809
Subtotal Indirect Investments			34,866	85,390
Townsend Funds(4)	Various	Various	20,970	—
Total			$55,836	$85,390
____________________

(1)
Excludes NSAM’s acquired interest in Distributed Finance Corporation (“Distributed Finance”) in June 2014, a marketplace finance platform, for $4.0 million with a carrying value of $2.7 million as of December 31, 2015. In addition, NSAM entered into a convertible debt investment in Distributed Finance in January 2016 for $1.0 million. As of December 31, 2016, both investments are fully impaired.

(2)
NSAM acquired the AHI Interest in AHI Newco, LLC (“AHI Ventures”), a direct wholly-owned subsidiary of AHI for $57.5 million, consisting of $37.5 million in cash and $20.0 million of NSAM’s common stock, subject to certain lock-up and vesting restrictions ($10.0 million of NSAM’s common stock vested immediately). NSAM’s investment in AHI Ventures is structured as a joint venture between NSAM, the principals of AHI and James F. Flaherty III. The members of AHI are entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. For the years ended December 31, 2016 and 2015, NSAM received distributions of $5.7 million and $4.6 million related to the AHI Interest, respectively.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
NSAM acquired the Island Interest in Island through Island Hospitality Joint Venture, LLC (“Island Ventures”), a subsidiary of Island JV Members Inc. (“Island Members”) for $37.7 million, consisting of $33.2 million in cash and $4.5 million of NSAM’s common stock, subject to certain lock-up and vesting restrictions ($4.5 million of NSAM’s common stock vested immediately). NSAM’s investment in Island Ventures was structured as a joint venture between NSAM and Island Members. The members of Island Ventures were entitled to receive certain distributions of operating cash flow and certain promote fees in accordance with the allocations set forth in the joint venture agreement. For the years ended December 31, 2016 and 2015, NSAM received distributions of $6.5 million and $4.5 million related to the Island Interest, respectively. In December 2016, in connection with the Mergers, NSAM sold the Island Interest for a note receivable of $28.5 million that matures in January 2027 at 8% and cash of $3.2 million, resulting in a realized loss of $15.4 million, which includes closing and other related costs.

(4)
Represents interests in real estate private equity funds sponsored by Townsend. The following table summarizes the Townsend Funds, which are accounted for as cost method investments at fair value, as of December 31, 2016 and for the period from the Townsend Acquisition Date through December 31, 2016 (dollars in thousands):

As of December 31, 2016			Period from the Townsend Acquisition Date through December 31, 2016
Number of Funds(1)	Fair Value(2)	Unfunded Commitments(2)(3)	Income(4)	Distributions(2)	Contributions
26	$20,970	$9,633	$1,980	$4,831	$6,115
_________________

(1)	Investments in closed-ended funds are not redeemable and investments in open-ended funds have semi-annual redemption options with 120 days advance notice.

(2)
NSAM assumed an obligation to the sellers of Townsend, including certain Townsend employees, under which they are entitled to approximately 84% of the value of the Townsend Funds at the Townsend Acquisition Date along with any income related to capital contributed prior to acquisition. NSAM is obligated to fund all future contributions and is entitled to any income on such contributions subsequent to the Townsend Acquisition Date. As of December 31, 2016, the carrying amount of such liability is $16.5 million and is recorded in other liabilities on the consolidated balance sheet. Certain distributions received are paid against the assumed obligation of $16.5 million to the sellers.

(3)	Subsequent to the Townsend Acquisition Date, NSAM has commitments to co-invest approximately 1% of the total unfunded commitment in the Townsend Funds.

(4)	NSAM’s portion of equity in earnings (losses) from the Townsend Funds is $0.7 million for the period from the Townsend Acquisition Date through December 31, 2016.
Summarized Financial Information
The combined balance sheets for the unconsolidated ventures as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	As of December 31,
	2016(1)	2015
Total assets	$75,975	$193,720
Total liabilities	4,018	15,098
Non-controlling interests	2,518	2,390
Total equity	71,957	178,622
_________________

(1)	Decrease primarily due to the sale of the Island Interest in connection with the Mergers.
The combined statements of operations for the unconsolidated ventures for the year ended December 31, 2016 and from the respective acquisition date through 2015 or 2014 are as follows (dollars in thousands):

	Year Ended December 31,	Acquisition Date through December 31,
	2016(1)	2015(2)	2014(3)
Total revenues	$66,463	$76,703	$2,158
Total expenses	69,634	56,128	2,829
Net income (loss)	(3,171)	20,575	(671)
Net (income) loss attributable to non-controlling interests	2,627	(12,994)	(601)
Net income (loss) attributable to unconsolidated ventures	$(544)	$7,581	$(1,272)
_________________

(1)	Includes Island and AHI for the year ended December 31, 2016.

(2)	Includes Island from acquisition date (January 9, 2015) through December 31, 2015 and AHI for the year ended December 31, 2015.

(3)	Includes AHI from acquisition date (December 5, 2014) through December 31, 2014.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Borrowings
Corporate Facilities
In January 2016, upon the closing of Townsend, NSAM entered into a $500.0 million term loan (the “Term Loan”), less applicable original issue discounts and certain upfront fees, and used the proceeds to repay its outstanding revolving credit agreement of $100.0 million. The Term Loan bears interest at LIBOR, subject to a floor of 0.75%, plus 3.875% per year and matures on January 29, 2023. The Term Loan is guaranteed by NSAM and certain domestic subsidiaries of NSAM and secured by substantially all of the assets of NSAM. The Term Loan was repaid in January 2017 in connection with the Mergers.
The Term Loan related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of December 31, 2016, NSAM was in compliance with all of its financial covenants.

6.	Related Party Arrangements
NorthStar Realty
Investment Opportunities
Under the management agreement with NorthStar Realty prior to the Mergers, NorthStar Realty agreed to make available to NSAM for the benefit of the Managed Companies, including NorthStar Realty, all investment opportunities sourced by NorthStar Realty. NSAM agreed to fairly allocate such opportunities among the Managed Companies, including NorthStar Realty, in accordance with NSAM’s investment allocation policy. Pursuant to the management agreement, NorthStar Realty is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the years ended December 31, 2016 and 2015, NSAM incurred $1.0 million and $3.0 million, respectively, to NorthStar Realty for services in connection with loan origination opportunities.
NSAM provided services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to NorthStar Realty as it related to its loan origination business for CRE debt.
Credit Agreement
In connection with the NSAM Spin-off, NSAM entered into a revolving credit agreement with NorthStar Realty pursuant to which NorthStar Realty makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility was unsecured. The terms of the revolving credit facility contained various representations, warranties, covenants and conditions, including the condition that NorthStar Realty’s obligation to advance proceeds to NSAM is dependent upon NorthStar Realty and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of December 31, 2016, NSAM had no borrowings outstanding under the credit agreement. In January 2017, NSAM borrowed $40 million under the credit agreement, which was eliminated in connection with the Mergers.
Loan Agreements
Separately, in January 2017 and prior to the Mergers, affiliates of NSAM entered into a loan agreement with affiliates of NorthStar Realty in the aggregate amount of $500.9 million with a maturity of January 10, 2027 at 8.0%. Such intercompany loans remain outstanding between subsidiaries of Colony NorthStar subsequent to the Mergers.
NorthStar Listed Companies Shares
NSAM purchased 2.7 million and 0.2 million shares of NorthStar Realty and NorthStar Europe, respectively, in the open market for $52.2 million in the aggregate. For the years ended December 31, 2016 and 2015, NSAM recorded an unrealized loss of $4.3 million and $3.8 million, respectively. For the year ended December 31, 2016, NSAM recorded $4.4 million of related dividend income in other income in the consolidated statements of operations.
Recent Sales or Commitments to Sell to the Retail Companies
During 2016, NorthStar Realty entered into agreements to sell certain assets to the Retail Companies. The board of directors of each Retail Company, including all of the independent directors, approved of the respective transactions after considering, among other matters, third party pricing support.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding its healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both NorthStar Realty’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, NorthStar Realty granted Mr. Flaherty certain restricted stock units, or RSUs, half of which became RSUs of NSAM as a result of the NSAM Spin-off (refer to Note 9). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare. The Healthcare Strategic Partnership is also entitled to any incentive fees earned from NorthStar Healthcare or any future healthcare retail vehicles sponsored by NSAM, NorthStar Realty or any affiliates, as well as future healthcare retail vehicles sponsored by AHI Ventures. For the years ended December 31, 2016 and 2015, NSAM did not earn incentive fees related to the Healthcare Strategic Partnership.
On February 2, 2015, in connection with the completion of NorthStar Healthcare’s initial primary offering, NSAM issued 20,305 RSUs to Mr. Flaherty. On December 17, 2015, in connection with the completion of NorthStar Healthcare’s follow-on public offering, NSAM issued 139,473 RSUs to Mr. Flaherty. On January 19, 2016, NSAM issued an additional 527 RSUs to Mr. Flaherty.
AHI Venture
In connection with the AHI Interest, AHI Ventures provides certain asset management, property management and other services to affiliates of NSAM assisting in managing the current and future healthcare assets (excluding any joint venture assets) of NorthStar Realty and other Retail Companies, including the assets formerly owned by Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) and its former operating partnership, Griffin-American Healthcare REIT II Holdings, LP (“Griffin-America OP portfolio”) and third party assets, representing $7.5 billion, of which $5.5 billion is owned by NorthStar Realty and NorthStar Healthcare. AHI Ventures receives a base management fee of $1.6 million per year plus an additional 0.50% on certain additional equity invested by NorthStar Realty or NorthStar Healthcare in future healthcare assets (excluding assets in the Griffin-American OP portfolio and other joint ventures) that AHI Ventures may manage. AHI Ventures may also participate in the incentive fees earned by NSAM and its affiliates with respect to new and existing healthcare real estate investments held by NorthStar Realty and NorthStar Healthcare, including the Griffin-American OP portfolio, any future healthcare retail vehicles sponsored by NSAM, NorthStar Realty or any affiliates, as well as any future healthcare retail vehicles sponsored by AHI Ventures. AHI Ventures would also be entitled to additional base management fees should it manage assets on behalf of any other Managed Companies. AHI Ventures also intends to directly or indirectly sponsor, co-sponsor, form, register, market, advise, manage and/or operate investment vehicles that are intended to invest primarily in healthcare real estate assets. In addition, Mr. Flaherty acquired a 12.3% interest, as adjusted, in AHI Ventures. For the years ended December 31, 2016 and 2015, NSAM incurred $2.4 million and $1.4 million, respectively, of base management fees to AHI, which is recorded in other expenses in the consolidated statements of operations. Also, AHI provides certain asset management, property management and other services to NorthStar Realty to assist in managing its properties. For the years ended December 31, 2016 and 2015, NorthStar Realty incurred $1.7 million of property management fees to AHI in each period.
In April 2015, Griffin-American Healthcare REIT III, Inc., a vehicle managed by an affiliate of AHI, distributed shares of its common stock to the members of AHI Ventures, of which NSAM received 0.2 million shares in connection with the distribution, which is recorded in other assets on the consolidated balance sheets.
Island Venture
Island provides certain asset management, property management and other services to NorthStar Realty to assist in managing its hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the NorthStar Realty hotel properties it manages for NorthStar Realty. For the year ended December 31, 2016 and for the period from acquisition date (January 9, 2015) through December 31, 2015, NorthStar Realty incurred $17.6 million and $16.6 million, respectively, of base property management and other fees to Island. In December 2016, in connection with the Mergers, NSAM sold the Island Interest for a note receivable of $28.5 million that matures in January 2027 at 8% and cash of $3.2 million, resulting in a realized loss of $15.4 million, which includes closing and other related costs.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RXR Realty
In December 2013, NorthStar Realty entered into a strategic transaction with RXR Realty, the co-sponsor of NorthStar/RXR New York Metro. The investment in RXR Realty includes an approximate 27% equity interest. NorthStar Realty’s equity interest in RXR Realty is structured so that the Company is entitled to the portion of distributable cash flow from RXR Realty’s investment management business in excess of the $10 million minimum annual base amount set forth in the management agreement with NorthStar Realty (refer to Note 3). For the years ended December 31, 2016 and 2015, the Company was not entitled to any excess. Upon completion of the Mergers, the management agreement with NorthStar Realty ceased to exist.

7.	Fair Value
Fair Value Measurement
NSAM follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. NSAM categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities are recorded at fair value on its consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
Securities
As of December 31, 2016, securities are valued using quoted prices in an active market, and as such, are classified as Level 1 of the fair value hierarchy. As of December 31, 2016 and 2015, the fair value is $44.2 million and $46.2 million, respectively.
Townsend Funds
The fair value of the Townsend Funds are estimated by NSAM’s proportionate share of net asset value provided by the underlying fund investment based on the most recent available information, which is on a one quarter lag. NSAM reviews the net asset value provided by the underlying fund investment managers on an ongoing basis and compares these values to the audited financial statements, as applicable. As of December 31, 2016, the fair value is $21.0 million.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by NSAM using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts NSAM could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value. The fair value of other financial instruments such as receivables and payables is estimated to approximate their carrying value.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Note Receivable
Fair value was approximated based on the unobservable sales price in connection with the Island Interest (refer to Note 4), and as such, is classified as Level 3 of the fair value hierarchy. As of December 31, 2016, the carrying value of the note receivable is $28.5 million, which approximates fair value.
Term Loan
NSAM uses term to maturity and LIBOR rates to estimate fair value. This fair value measurement is based on observable inputs and as such, is classified as Level 2 of the fair value hierarchy. As of December 31, 2016, the carrying value of the Term Loan is $468.4 million, which approximates fair value. The Term Loan was repaid in full in connection with the Mergers.

8.	Commitments and Contingencies
Merger Related Arrangements and Other Costs
NSAM entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by NSAM in connection with the Mergers became payable upon consummation of the Mergers. NSAM incurred other fees and costs related to the Mergers, including compensation expenses to executives and employees related to severance, retention and related costs. In January 2017 in connection with the Mergers, NSAM incurred approximately $32.4 million of costs to third parties, excluding compensation costs.
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record as of the close of business on January 3, 2017.
Obligations Under Lease Agreements
As of December 31, 2016, NSAM leased offices domestically in locations including New York, Denver, Bethesda and Dallas and internationally including London, Bermuda and Luxembourg and through NSAM’s interest in Townsend it has locations in Cleveland, San Francisco, London and Hong Kong. NSAM did not own any real property.
The following table presents minimum future rental payments under these contractual lease obligations as of December 31, 2016 (dollars in thousands):

Years Ending December 31:
2017	$4,956
2018	1,971
2019	1,484
2020	184
2021	184
Thereafter	—
Total minimum lease payments	$8,779
NSAM incurred $5.7 million, $4.5 million and $2.1 million in rental expense for the years ended December 31, 2016, 2015 and 2014, respectively, which is recorded in other general and administrative expenses in the consolidated statements of operations.
Litigation
NSAM may be involved in various litigation matters arising in the ordinary course of its business. Although NSAM is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on NSAM’s financial position or results of operations.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
Effective July 1, 2014, in connection with the NSAM Spin-off, NSAM adopted the NSAM 401(k) Retirement Plan (the “401(k) Plan”) for its employees. Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment. NSAM’s matching contribution is calculated as 100% of the first 3% and 50% of the next 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the IRS. NSAM’s aggregate matching contribution for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $1.3 million and $0.2 million, respectively, which is recorded in general and administrative expenses in the consolidated statements of operations.

9.	Compensation Expense
Summary
The following table presents a summary of compensation expense for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Salaries and related expenses	$98,243	$68,349	$37,205
Equity-based compensation expense	61,577	57,468	51,650
Total	$159,820	$125,817	$88,855
Equity-based compensation expense for the years ended December 31, 2016 and 2015 represents equity-based compensation expense following the NSAM Spin-off.
As of December 31, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2020 is $69.9 million, provided there are no forfeitures.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees vested in accordance with their terms. In addition, all or a portion of the outstanding NSAM performance-based awards issued to executives and non-executives vested in accordance with their terms, subject to forfeiture and reduction. As such, substantially all remaining unrecognized compensation cost was recognized immediately.
Equity Plans
Prior to the NSAM Spin-Off, NorthStar Realty issued equity-based awards to directors, officers, employees and advisors pursuant to its equity plans which were adjusted upon the spin as discussed below. In addition, NSAM issued equity-based awards to directors, officers, employees and advisors pursuant to the (the “NSAM Stock Plan”) and (the “NSAM Bonus Plan” and collectively, with the NSAM Stock Plan, the “NSAM Plans”) based in whole or in part on the fair value of the restricted stock, LTIP Units or performance common stock which may contain certain service or performance requirements. The performance hurdles are based on achieving performance hurdles and/or total stockholder return hurdles for a four-year period, subject to the participant’s continued employment through the payment date.
In connection with the NSAM Bonus Plan for the years ended 2014 and 2015, approximately 31.65% of the long-term bonus was paid in LTIP Units/restricted stock and approximately 18.35% of the long-term bonus was paid by NSAM by issuing performance common stock subject to performance-based hurdles. In the first quarter 2016, NSAM’s compensation committee established bonus pools, awarded bonus pool percentages and established the performance goals, vesting requirements and other terms and conditions applicable to bonuses for 2016 under the NSAM Bonus Plan. Subsequently, pursuant to letter agreements that the Company entered into with its executives in connection with the Mergers, the number of shares of common stock eligible to be granted as long-term bonus, the portions of the performance-based equity awards that were to vest in connection with the Mergers and the size of the bonus pool for 2016 under the NSAM Bonus Plan were fixed. In January 2017, the Company issued 738,225 restricted shares of common stock to NSAM’s executive officers as long-term bonuses for 2016 related to time-based and performance-based awards, which reflected the fixed number of shares previously agreed to in connection with the Mergers.
A portion of these shares were vested upon grant and the remainder vested in connection with the Mergers. In addition, in January 2017, the Company granted 794,993 restricted shares of common stock to certain of its non-executive employees, which vested in accordance with their terms in connection with the Mergers and were otherwise subject to vesting based on continued employment through specified dates. In connection with the issuance and vesting of these shares, in January 2017, the Company retired 82,832 of the vested shares of common stock to satisfy the minimum statutory withholding requirements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, an aggregate of 30,072,659 shares of NSAM’s common stock were reserved for the issuance of awards under the NSAM Stock Plan, subject to equitable adjustment upon the occurrence of certain corporate events.
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock, LTIP Units, performance common stock and restricted common units (“RSUs”). The balance as of December 31, 2016 represents unvested restricted stock, vested and unvested LTIP Units, unvested RSUs and unvested performance common stock (grants in thousands):

	Year Ended December 31, 2016
	Restricted Stock(1)		LTIP Units	Restricted Stock Units(3)		Performance Common Stock(5)	Total Grants	Weighted Average Grant Price
December 31, 2015	3,269		1,792	2,647	(4)	4,213	11,921	$16.80
New grants	2,625		—	1		997	3,623	8.86
Townsend grants	658		—	—		—	658	11.00
Vesting	(2,761)	(2)	—	(705)		—	(3,466)	13.61
Conversions	—		(201)	—		—	(201)	17.15
Forfeited or canceled grants	(44)		(2)	(23)		—	(69)	16.30
December 31, 2016	3,747		1,589	1,920		5,210	12,466	$15.07
___________________

(1)
Represents restricted stock included in common stock outstanding. Included 0.7 million of shares of common stock issued to certain members of Townsend’s management team who own the remaining interest in Townsend. The grant was based on NSAM’s stock price on such date and is related to future services to be rendered and subject to time-based vesting conditions through December 31, 2020. Such shares were not part of the acquisition cost.

(2)	Included 2.4 million shares of restricted stock that vested and 0.4 million shares of restricted stock that were retired to satisfy minimum statutory withholding requirements.

(3)
Includes previous time-based grants of 0.7 million to Mr. Jay Flaherty. In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 0.5 million on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split and the NSAM Spin-Off, which vest on January 22, 2019, unless certain conditions are met. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of NSAM or in cash at the option of NSAM. Mr. Flaherty is also entitled to incremental grants of NSAM’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership. Such incremental grants totaled approximately 0.2 million RSUs issued in connection with the completion of NorthStar Healthcare’s initial public offering and follow-on public offering and the services Mr. Flaherty provides to the Healthcare Strategic Partnership and vest on the third anniversary of the grant date, unless certain conditions are met.

(4)
December 31, 2015 included 1.1 million RSUs previously issued from NorthStar Realty, 0.8 million performance based RSUs granted to non-executive employees as part of the NSAM Spin-off and 0.7 million RSUs related to NorthStar Realty’s bonus plan for 2012 that were settled in January 2016 by NSAM issuing 362,006 shares of common stock, net of the minimum statutory tax withholding requirements.

(5)
December 31, 2015 included 3.7 million shares of performance common stock issued by NSAM to executives as part of the NSAM Spin-Off and 0.5 million shares of performance common stock issued as part of NSAM’s 2014 bonus plan to executives. During 2016, 1.0 million of shares of performance common stock were issued to executives as part of NSAM’s 2015 bonus plan. The grant price per share for the performance common stock issued as part of the NSAM bonus plan was $3.43 per share, which was determined using a risk free interest rate of 0.88%. Upon vesting, these shares of performance common stock automatically convert into shares of common stock and the executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after January 1, 2015.

Impact of Spin-offs
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the NSAM Spin-off remained outstanding (including Deferred LTIP Units which represented the right to receive LTIP Units in NorthStar Realty’s successor operating partnership or shares of NorthStar Realty common stock) following the NSAM Spin-off. Appropriate adjustments were made to all awards to reflect the impact of NorthStar Realty’s reverse stock split and the NSAM Spin-off with respect to employment conditions for service-based awards and total stockholder return for performance-based awards. On March 13, 2015, such Deferred LTIP Units were settled in LTIP Units in the NSAM OP, or shares of restricted stock, which remain subject to the same vesting conditions that applied to the Deferred LTIP Units.
Following the NSAM Spin-off, NorthStar Realty and the compensation committee of its board of directors (the “NorthStar Realty Compensation Committee”) continue to administer all awards issued under the NorthStar Realty Equity Plans but NSAM is obligated to issue shares of NSAM’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof and NSAM is obligated to make cash payments with respect to dividend or distribution equivalent obligations relating to such shares to the extent required by such awards previously issued under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of NSAM’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability, under the NorthStar Realty Equity Plans.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the NSAM Spin-off, most of NorthStar Realty’s employees at the time of the NSAM Spin-off became employees of NSAM except for executive officers, employees engaged in NorthStar Realty’s loan origination business at the time of the NSAM Spin-off and certain other employees that became co-employees of both NSAM and NorthStar Realty.
In anticipation of the NSAM Spin-off, on April 3, 2014, NSAM granted an aggregate of 6,230,529 RSUs to its executive officers pursuant to the NSAM Stock Plan. The RSUs vest over four years and are subject to the achievement of performance-based vesting conditions and continued employment. 40% of these RSUs were performance-based awards and were subject to the achievement of performance-based hurdles relating to CAD of NSAM and NorthStar Realty and capital raising of the Retail Companies, as well as continued employment through December 31, 2017 (“Performance RSUs”). 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to NSAM’s absolute total stockholder return and continued employment over a four-year period ended April 2, 2018 (“Absolute RSUs”). The remaining 30% of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on NSAM’s total stockholder return relative to the Russell 2000 Index and continued employment over a four-year period ended April 2, 2018 (“Relative RSUs”). With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs ranged from $10.22 to $17.01 per RSU. The grant date fair value was determined using a risk-free interest rate of 1.48%. In May 2014, NSAM also granted an aggregate of 1,279,089 of the Performance RSUs, Absolute RSUs and Relative RSUs (net of forfeitures occurring prior to December 31, 2016) with substantially similar terms as the RSUs granted to executives in April 2014 to certain employees pursuant to the NSAM Stock Plan. With respect to these grants, the grant date fair value for the Performance RSUs, Absolute RSUs and Relative RSUs ranged from $9.95 to $16.80 per RSU. The grant date fair value of the Absolute RSUs and Relative RSUs was determined using a risk-free interest rate of 1.29%. In December 2014, NSAM determined that the performance hurdles relating to the Performance RSUs were met. On December 31, 2014, the Performance RSUs were settled in shares of NSAM’s common stock, net of the minimum statutory tax withholding requirements, of which 25% were vested and the remainder (in the form of restricted stock) were subject to vesting in equal installments on December 31, 2015, 2016 and 2017, subject to continued employment. On December 31, 2014, the Absolute RSUs and Relative RSUs related to the executives were settled in shares of performance common stock. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, shares of performance common stock will automatically convert into shares of common stock and the executive will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share of performance common stock that vests) on or after the date the shares of performance common stock were initially issued.
Other Issuances
AHI
On December 8, 2014, NSAM acquired an interest in AHI for $37.5 million in cash and $20.0 million of common stock, representing 956,462 shares. In connection with this acquisition, NSAM required the seller to subject one-half of these shares to forfeiture conditions that lapse based on the continued service to AHI of its three principals, with forfeiture conditions with respect to 50% of these shares lapsing two years after the closing date of NSAM’s acquisition and the remaining 50% lapsing five years after the closing date. As a result of this vesting arrangement, $10.0 million of common stock (or 478,231 shares) subject to this arrangement is treated as a contingent consideration arrangement tied to continued employment of the AHI principals as an incentive to remain as employees of AHI. As such, this contingent consideration arrangement is accounted for separately as a compensatory arrangement with amortization of such equity award being recorded by NSAM through equity in earnings (losses). The AHI principals are also entitled to incremental grants of NSAM’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with NSAM’s AHI investment. For the year ended December 31, 2016, no incremental awards were issued.
In March 2016, NSAM issued 93,896 shares of common stock to employees of AHI in settlement of the commitment to contribute $1.0 million in shares of common stock related to equity incentives and will contribute $1.0 million in shares of common stock in March 2017 related to the year ended 2016.
Restricted stock/LTIP Units/RSUs with Service Conditions
NSAM granted restricted stock/LTIP Units/RSUs to executive officers, certain non-executive officers, board of directors, non-employees and selected advisers. The fair value of restricted stock/LTIP Units/RSUs are based on the closing price on the date of grant, multiplied by the number of unvested awards and expensed over the assumed service period for employees with subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change for non-employees. Such vesting periods range from three to five years. Certain awards vest subject to minimum statutory tax withholding requirements.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity-Based Awards with Performance Conditions
NSAM also granted certain equity-based awards with performance requirements to executive officers and non-executives including awards issued as part of the NSAM Spin-Off. These market based awards (other than the spin-awards) are subject to achieving total stockholder return hurdles for the four year period ended December 31 following the plan year. Certain awards vest subject to minimum statutory tax withholding requirements.

10.	Stockholders’ Equity
Share Repurchase
In April 2015, NSAM’s board of directors authorized the repurchase of up to $400 million of its outstanding common stock. In May 2016, NSAM’s board of directors extended the authorization for an additional year. The authorization ceased to exist in connection with the Mergers. From April 2015 through December 31, 2015, NSAM repurchased 7.8 million shares of its common stock for approximately $105.2 million. For the year ended December 31, 2016, NSAM did not repurchase any shares of its common stock.
Call Spread
In September 2015, NSAM entered into a call spread transaction (the “Call Spread”) with a third-party counterparty related to its share repurchase program. In connection with the Call Spread, certain subsidiaries of NSAM purchased and sold a call option on NSAM’s common stock with a notional amount of $100.0 million with various expiration dates beginning in December 2018 and a final maturity date in February 2019. Subsequent to the Mergers, the obligation to the counterparty under the sold call option is guaranteed by Colony NorthStar. In October 2015, NSAM paid a net premium of $16.0 million, which is recorded as a reduction in paid-in capital.
Subsequent to the Mergers, at maturity, Colony NorthStar can, at its election, exercise the purchased call option on a cash basis, share basis or a net share basis. Upon exercise, the net value of the consideration is identical and can range from zero to approximately $40.0 million, depending upon the market price per share of Colony NorthStar’s common stock at the time. In the event there is an early unwind of one or more components of the Call Spread, the amount of cash to be received by Colony NorthStar will depend upon its market price of common stock and the remaining term of the Call Spread. The number of shares and the strike prices are subject to customary adjustments.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic and diluted earnings per share and the average number of common shares outstanding were calculated using the number of common stock outstanding. The following table presents EPS for the years ended December 31, 2016, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$42,281	$119,794	$19,100
Less: Earnings (loss) allocated to unvested participating securities	(3,424)	(4,253)	(190)
Numerator for basic income (loss) per share	38,857	115,541	18,910
Add: Undistributed earnings allocated to participating nonvested shares	—	1,594	—
Less: Undistributed earnings reallocated to participating nonvested shares	—	(1,567)	—
Net income (loss) attributable to LTIP Units non-controlling interests	442	953	—
Numerator for diluted income (loss) per share	$39,299	$116,521	$18,910

Denominator:
Weighted average number of shares of common stock	183,327	188,706	187,853
Incremental diluted shares	1,785	2,308	2,588
Weighted average number of diluted shares(1)	185,112	191,014	190,441
Earnings (loss) per share:
Basic	$0.21	$0.61	$0.10
Diluted	$0.21	$0.61	$0.10
______________________

(1)
Diluted EPS excludes the effect of equity-based awards issued that were not dilutive for the periods presented. These instruments could potentially impact diluted EPS in future periods, depending on changes in NSAM’s stock price and other factors.

Dividends
The following table presents NSAM’s dividends declared (on a per share basis) for the year ended December 31, 2016:

Common Stock
Declaration Date	Dividend
2016
December 22	$1.16	(1)
November 1	$0.10
August 2	$0.10
May 4	$0.10
February 25	$0.10
_______________________

(1)
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The special dividend was paid on January 27, 2017 to common stockholders of record as of the close of business on January 3, 2017.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Non-controlling Interests
NSAM OP
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the NSAM OP. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the NSAM OP for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and NSAM. Since an LTIP Unit is generally redeemable for cash or common stock at the option of NSAM, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the NSAM OP. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the NSAM OP, NSAM recorded a non-controlling interest of $4.4 million related to LTIP Units. As of December 31, 2016, 1,588,998 LTIP units were outstanding, representing an approximate 1.0% ownership and non-controlling interest in the NSAM OP. Income attributable to the NSAM OP non-controlling interest for the years ended December 31, 2016 and 2015 was $0.4 million and $1.0 million, respectively.
Redeemable Non-Controlling Interests
Townsend is a consolidated majority-owned subsidiary of NSAM. Prior to the Mergers, certain members of Townsend management own interests in Townsend in the form of Class B units where the holders have the ability to require NSAM to purchase a certain percentage of such units annually beginning December 31, 2016 through December 31, 2020 with settlement in: (i) cash; (ii) NSAM’s common stock; or (iii) a combination of cash and NSAM’s common stock, subject to certain conditions. Such interest is considered redeemable non-controlling interest and net income (loss) attributable to such interest is based on the member’s ownership percentage of Townsend for the respective period. Subsequent to the Mergers, the same terms and conditions exist except NSAM’s common stock merged out of existence and is now Colony NorthStar’s common stock.
The following table presents a summary of changes in the redeemable non-controlling interests from the Townsend Acquisition Date through December 31, 2016 (dollars in thousands):

Beginning balance	$—
Contributions	75,259
Distributions	(5,471)
Net income (loss)	4,271
Allocation of redeemable non-controlling interests	661
Currency translation adjustment and other	(195)
Ending balance	$74,525

12.	Income Taxes
Certain subsidiaries of NSAM are subject to taxation by federal, state, local and foreign authorities for the periods presented. The NSAM OP is treated as a partnership for federal income tax purposes and consequently, its items of income gain, loss, deduction and credit are passed through to, and included in, the taxable income of each of its partners including NSAM. NSAM operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which NSAM operates has its own tax law and tax rate and the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the income taxes benefit (expense) for the years ended December 31, 2016 and 2015 and the six months ended December 31, 2014 (dollars in thousands):

	Years Ended December 31,		Six Months Ended
	2016	2015	December 31, 2014(1)
Current:
U.S. federal	$(12,151)	$(24,238)	$(2,516)
U.S. state and local	(1,333)	(3,856)	(503)
Non-U.S.	(3,332)	(2,652)	(1,934)
Subtotal current	(16,816)	(30,746)	(4,953)
Deferred:
U.S. federal	5,745	7,530	2,293
U.S. state and local	(44)	943	458
Non-U.S.	93	404	580
Subtotal deferred	5,794	8,877	3,331
Income tax benefit (expense)	$(11,022)	$(21,869)	$(1,622)
__________________

(1)	Subsequent to the NSAM Spin-off, NSAM became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table presents the tax effects of the temporary differences as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Deferred tax asset
Equity-based compensation	$11,875	$7,944
Investments in unconsolidated ventures	7,139	3,846
Capital loss	3,727	—
Other	5,922	244
Valuation allowance	(5,474)	—
Total deferred tax asset	$23,189	$12,034
Deferred tax liability
State tax deduction	$1,260	$811
Intangible assets	4,809	—
Other	7,019	343
Total deferred tax liability	$13,088	$1,154

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NSAM operates internationally and domestically through multiple operating subsidiaries. Each of the jurisdictions in which NSAM operates has its own tax law and tax rate, where the tax rate outside the United States may be lower than the U.S. federal statutory income tax rate. The following table presents the reconciliation of the provision for income taxes (expense) benefit to the U.S. federal statutory income tax rate for the years ended December 31, 2016 and 2015 and six months ended December 31, 2014:

	Years Ended December 31,		Six Months Ended December 31,
	2016	2015	2014(1)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes	1.0	1.4	2.9
Change in valuation allowance	10.3	—	(21.3)
Transaction costs	20.7	4.0	—
Equity-based compensation	6.8	0.4	4.0
Other permanent items	3.5	0.1	0.4
Effect of foreign operations taxed at various rates	(53.6)	(24.5)	(17.9)
Other	(3.2)	(1.1)	0.1
Effective income tax rate	20.5%	15.3%	3.2%
__________________

(1)	Subsequent to the NSAM Spin-off, NSAM became subject to both domestic and international income tax, as such, there was no income tax benefit (expense) for the six months ended June 30, 2014.
NSAM considers the operating earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States based on NSAM’s current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for U.S. federal that may result from future remittances of the undistributed earnings of these foreign subsidiaries. For the years ended December 31, 2016 and 2015 and for the six months ended December 31, 2014, the cumulative undistributed earnings was $247.0 million, $147.2 million and $30.1 million, respectively. The determination of the amount of such unrecognized tax liability is not practicable.
Excess tax benefits are recognized upon actual realization of the related tax benefit. As of December 31, 2016 and 2015, NSAM recognized a windfall tax shortfall of $0.1 million and windfall tax benefit of $1.1 million, respectively, relating to equity-based compensation expense, which is a reduction to income tax payable and recorded in additional paid-in capital on the consolidated balance sheets.
In the normal course of business, NSAM is subject to examination by federal, state, local and foreign tax regulators. The normal statute of limitations started and the examination period opened with the initial filings of the 2014 federal, state, local and foreign tax returns.
The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. NSAM does not believe that it has any tax positions for which it is more likely than not that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, NSAM does not have any material uncertain tax positions at December 31, 2016.
As of December 31, 2016, NSAM had no unrecognized tax benefits. NSAM would record penalties and interest related to uncertain tax positions as a component of income tax expense, where applicable.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Asset management and other fees, related parties	$90,276	$89,977	$90,081	$96,281
Selling commission and dealer manager fees, related parties	7,688	3,856	4,888	6,371
Commission expense	7,629	3,608	4,471	5,946
Interest expense	6,947	6,882	6,922	5,163
Total general and administrative expenses	62,497	46,676	44,559	47,492
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(7,492)	31,464	14,145	25,681
Income (loss) before income taxes	(8,180)	31,651	13,293	21,252
Income tax benefit (expense)	(1,691)	(5,708)	(1,154)	(2,469)
Net income (loss)	(9,871)	25,943	12,139	18,783
Net (income) loss attributable to non-controlling interests	91	(246)	(111)	(176)
Net (income) loss attributable to redeemable non-controlling interests	(1,280)	(855)	(1,104)	(1,032)
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$(11,060)	$24,842	$10,924	$17,575
Earnings (loss) per share:(1)
Basic	$(0.06)	$0.13	$0.06	$0.09
Diluted	$(0.06)	$0.13	$0.06	$0.09
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Asset management and other fees, related parties	$77,257	$78,994	$90,358	$61,379
Selling commission and dealer manager fees, related parties	39,543	29,104	28,337	29,923
Commission expense	36,379	26,978	26,338	27,695
Transaction costs	778	—	—	—
Total general and administrative expenses	44,403	40,970	41,962	31,868
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	22,251	37,785	50,177	30,778
Income (loss) before income taxes	24,712	37,729	50,267	29,908
Income tax benefit (expense)	(5,701)	3,825	(12,055)	(7,938)
Net income (loss)	19,011	41,554	38,212	21,970
Net (income) loss attributable to non-controlling interests	(182)	(381)	(188)	(202)
Net income (loss) attributable to NorthStar Asset Management Group Inc. common stockholders	$18,829	$41,173	$38,024	$21,768
Earnings (loss) per share:(1)
Basic	$0.10	$0.21	$0.19	$0.11
Diluted	$0.10	$0.21	$0.19	$0.11
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
NSAM’s historical businesses were through the following five segments, which was based on how management reviewed and managed the business:

•
NorthStar Listed Companies - Provided asset management and other services on a fee basis by managing the day-to-day activities of the NorthStar Listed Companies. NSAM began earning fees from NorthStar Realty on July 1, 2014 and NorthStar Europe on November 1, 2015.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Retail Companies - Provided asset management and other services on a fee basis by managing the day-to-day activities of the Retail Companies.

•	Broker-dealer - Raised capital in the retail market through NorthStar Securities and earned dealer manager fees for selling equity in the Retail Companies.

•
Direct Investments - Invested in strategic partnerships and joint ventures with third-parties, either consolidated or unconsolidated, with expertise in commercial real estate or other sectors and markets, where NSAM benefited from the fee stream and potential incentive fee. NSAM began earning fees from Townsend on the Townsend Acquisition Date.

•
Corporate/Other - Included corporate level general and administrative expenses, as well as special servicing on a fee basis in connection with certain securitization transactions. In addition, such segment included opportunistic investments, such as the purchase of the NorthStar Listed Companies common stock.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Year Ended December 31, 2016	NorthStar Listed Companies		Retail Companies		Broker- Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees	$200,833		$99,594		$—	$66,188	$—		$366,615
Selling commission and dealer manager fees, related parties	—		—		22,803	—	—		22,803
Commission expense	—		—		21,654	—	—		21,654
Interest expense	—		—		—	—	25,914		25,914
Compensation expense	—		—		9,783	27,385	122,652		159,820
Other general and administrative expenses	—		—		7,995	5,653	27,756		41,404
Equity in earnings (losses) of unconsolidated ventures(2)	—		—		—	(5,782)	—		(5,782)
Income tax benefit (expense)	—		—		—	—	(11,022)		(11,022)
Net income (loss)	200,833		99,594		(16,732)	4,714	(241,415)	(3)	46,994

Balance Sheet:
December 31, 2016
Total assets	$24,019	(4)	$58,771	(4)	$12,054	$533,679	$222,104		$850,627
Investments in unconsolidated ventures	$—		$—		$—	$55,836	$—		$55,836
_______________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the year ended December 31, 2016, NSAM recognized in equity in earnings (losses), operating income of $10.8 million, which excludes $14.1 million of equity-based compensation expense and depreciation and amortization expense and $0.5 million related to the Townsend Funds.

(3)
Includes general and administrative expenses including equity-based compensation of $59.0 million, of which $0.4 million related to Townsend grants, transaction costs of $47.4 million and unrealized loss of $4.5 million.

(4)	Primarily represents receivables from related parties. Subsequent to December 31, 2016, NSAM received $10.0 million from the Managed Companies.

Statement of Operations:
Year Ended December 31, 2015	NorthStar Listed Companies		Retail Companies		Broker- Dealer(1)	Direct Investments	Corporate/Other		Total
Asset management and other fees, related parties	$201,049		$106,939		$—	$—	$—		$307,988
Selling commission and dealer manager fees, related parties	—		—		126,907	—	—		126,907
Commission expense	—		—		117,390	—	—		117,390
Interest expense	—		—		—	—	778		778
Compensation expense	—		—		10,204	—	115,613		125,817
Other general and administrative expenses	—		—		6,655	—	26,731		33,386
Equity in earnings (losses) of unconsolidated ventures(2)	—		—		—	1,625	—		1,625
Income tax benefit (expense)	—		—		—	—	(21,869)		(21,869)
Net income (loss)	201,049		106,939		(6,833)	429	(180,837)	(3)	120,747

Balance Sheet:
December 31, 2015
Total assets	$50,924	(4)	$66,246	(4)	$16,470	$88,069	$153,112		$374,821
Investments in unconsolidated ventures	$—		$—		$—	$88,069	$—		$88,069
_______________

(1)	Direct general and administrative expenses incurred by the broker-dealer.

(2)
For the year ended December 31, 2015, NSAM recognized in equity in losses, operating income of $14.5 million, which excludes $2.0 million of equity-based compensation expense and $10.8 million of depreciation and amortization expense.

(3)	Includes $3.8 million of unrealized loss.

(4)	Primarily represents receivables from related parties as of December 31, 2015. Subsequent to December 31, 2015, NSAM received $53.6 million of reimbursements from the Managed Companies.

NORTHSTAR ASSET MANAGEMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year Ended December 31, 2014	NorthStar Listed Companies		Retail Companies		Broker- Dealer(1)	Direct Investments	Corporate/Other	Total
Asset management and other fees, related parties	$82,759		$64,979		$—	$—	$—	$147,738
Selling commission and dealer manager fees, related parties	—		—		110,563	—	—	110,563
Commission expense	—		—		104,428	—	—	104,428
Compensation expense	—		—		6,831	—	82,024	88,855
Other general and administrative expenses	—		—		8,126	—	9,591	17,717
Equity in earnings (losses) of unconsolidated ventures	—		—		—	(1,039)	—	(1,039)
Income tax benefit (expense)	—		—		—	—	(1,622)	(1,622)
Net income (loss)	82,759		64,979		(8,916)	(1,039)	(118,683)	19,100

Balance Sheet:
December 31, 2014
Total assets	$60,909	(3)	$29,458	(3)	$17,868	$54,480	$101,154	$263,869
Investments in unconsolidated ventures	$—		$—		$—	$54,480	$—	$54,480
_______________

(1)	NSAM began earning fees on July 1, 2014 with NorthStar Realty and November 1, 2015 with NorthStar Europe (refer to Note 3).

(2)	Direct general and administrative expenses incurred by the broker-dealer.

(3)	Primarily represents receivables from related parties as of December 31, 2015.

15.	Subsequent Events
Colony NorthStar
On January 10, 2017, NSAM completed the tri-party merger with Colony and NorthStar Realty under which the companies combined in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management company. The Mergers create a global equity REIT with an embedded investment management platform with increased scale and capabilities.
Under the terms of the merger agreement, NSAM redomesticated to Maryland and elected to be treated as a REIT beginning in 2017 and Colony and NorthStar Realty, through a series of transactions, merged with and into the redomesticated NSAM, which was renamed Colony NorthStar, Inc. NSAM’s common stockholders received one share of Colony NorthStar’s common stock for each share of NSAM common stock they owned. NSAM’s stockholders received approximately 32.85%, Colony stockholders received approximately 33.25% and NorthStar Realty stockholders received approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Mergers.
Healthcare Joint Venture
In January 2017, Colony NorthStar completed the sale of an 18.7% interest in its healthcare real estate portfolio for net proceeds of approximately $340 million. The healthcare real estate portfolio is currently comprised of the Company’s ownership interest, excluding existing minority interest holders, in 191 senior housing properties, 114 medical office properties, 14 hospitals and 107 skilled nursing facilities (such properties collectively referred to as the “Healthcare Properties”). The transaction represents an implied valuation for the Healthcare Properties of approximately $5.4 billion.
Dividends
On December 22, 2016, NSAM declared a special dividend for its common stockholders of $228 million or approximately $1.16 per share contingent upon consummation of the Mergers. The common stock dividend was paid on January 27, 2017 to stockholders of record as of the close of business on January 3, 2017.
Credit Facility
In connection with the Mergers, the operating partnership of Colony NorthStar entered into a revolving credit facility with an aggregate principal amount of up to $1 billion with JP Morgan Chase Bank, N.A. as administrative agent and the several lenders that are parties thereto. This facility matures in January 2021 and includes two six-month extension options.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Attached as exhibits to this Annual Report on Form 10-K are certifications of the Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. Item 8. of this Annual Report on Form 10-K sets forth the report of Grant Thornton LLP, the independent registered public accounting firm, regarding its audit of NSAM’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.
Disclosure Controls and Procedures
Management established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the NSAM and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of NSAM’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, NSAM’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in periodic reports.
Internal Control over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of NSAM; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of NSAM are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NSAM’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of its internal control over financial reporting was performed as of December 31, 2016 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based upon this evaluation, management has concluded that NSAM’s internal control over financial reporting was effective as of December 31, 2016.
(b) Attestation report of the registered public accounting firm.
NSAM’s independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of NSAM’s internal control over financial reporting as of December 31, 2016. Grant Thornton LLP has issued an attestation report, which is included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.
Except as set forth below, there have not been any changes in NSAM’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSAM’s internal control over financial reporting.
For the year ended December 31, 2016, NSAM implemented certain controls and procedures relative to the acquisition of Townsend including financial reviews, policies and procedures, disclosure controls and procedures and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting. For the year ended December 31, 2016, Townsend represented 17% and 60% of total revenues and total assets, respectively.
Inherent Limitations on Effectiveness of Controls
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraint and the benefits of controls must be considered relative to their costs.

PART III
Item 10. Directors, Executive Officers and Corporate Governance*
Certain information relating to Colony NorthStar’s code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.
Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13. Certain Relationships and Related Transactions and Director Independence*
Item 14. Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of Colony NorthStar’s fiscal year ended December 31, 2016.

PART IV
Item 15.  Exhibits and Financial Statements
(a) 1. Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements

(a) 3. Exhibit Index:

Exhibit Number	Description of Exhibit
2.1
Contribution and Implementation Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 2.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

2.2
Agreement and Plan of Merger, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., NRF Healthcare Subsidiary, LLC, NRF OP Healthcare Subsidiary, LLC, Griffin-American Healthcare REIT II Holdings, LP and Griffin-American Healthcare REIT II, Inc. (incorporated by reference to Exhibit 2.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

2.3
Letter Agreement, dated as of July 28, 2016, by and among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc., Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016)

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)
3.2	Amended and Restated Bylaws of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)
4.1
Indenture, dated as of April 10, 2013, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.2
First Supplemental Indenture, dated as of April 10, 2013, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.3
Second Supplemental Indenture, dated as of January 28, 2014, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on January 28, 2014)

4.4
Third Supplemental Indenture, dated as of January 10, 2017, by and between Colony NorthStar, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.5
Form of 3.875% Convertible Senior Notes due 2021 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.6 to Colony Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.6
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated as of June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

Exhibit Number	Description of Exhibit
4.7
Indenture, dated as of June 18, 2007, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.8
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.9
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.10
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.3 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.11
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.12
Indenture, dated as of June 19, 2013, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.13
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by referent to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.14
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.15
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.16
Indenture, dated as of March 31, 2014, by and between NorthStar Realty Finance Corp. and Wilmington Trust, National Association (incorporated by reference to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 31, 2014)

4.17
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.18
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.5 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.19
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.20
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.21
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.22
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.7 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.23
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.24
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.25
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.26
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.9 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.27
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.28
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.10 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.29
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.10 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

Exhibit Number	Description of Exhibit
4.30
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.11 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.31
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.11 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.32
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.33
Indenture, dated as of July 1, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

4.34
Form of Note of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 4.2, which is included in Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

4.35
Form of Guarantee of NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 4.3, which is included in Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1
Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.2†
Colony NorthStar, Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 on Form S-8 to Colony NorthStar, Inc.’s Registration Statement on Form S-8 (File No. 333-197104-01))

10.3
Second Amended and Restated Credit Agreement, dated as of January 10, 2017, by and among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.13 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.4
Tax Protection Agreement, dated as of January 10, 2017, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.14 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.5
Form of Indemnification Agreement, by and between Colony NorthStar, Inc. and the Officers and Directors of Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.17 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.6
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.7
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.8
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.9†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.10
Securities Purchase Agreement, dated as of October 15, 2015, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., Sinclair Group, Inc., GTCR Partners X/B LP, GTCR Fund X/C LP, the individuals listed on Schedule A of the Securities Purchase Agreement, Townsend Acquisition LLC and GTCR/AAM Blocker Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 21, 2015)

10.11
Amendment to Securities Purchase Agreement, dated January 15, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc., and Townsend Acquisition LLC (incorporated by reference to Exhibit 10.25 to NorthStar Asset Management Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.12
Asset Management Agreement, dated as of October 31, 2015, by and between NSAM J-NRE Ltd and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on November 3, 2015)

10.13
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc. and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.14†
Executive Letter Agreement, dated as of June 2, 2016, by and among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.15†
Executive Letter Agreement, dated as of June 2, 2016, by and among Daniel Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.16†
Executive Letter Agreement, dated as of June 2, 2016, by and among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.17†
Executive Letter Agreement, dated as of June 2, 2016, by and among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

Exhibit Number	Description of Exhibit
10.18†
Executive Letter Agreement, dated as of June 2, 2016, by and among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.19†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.20†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Daniel R. Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD. (incorporated by reference to Exhibit 10.2 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.21†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.22†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.23†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.24
Registration Rights Agreement, by and among Colony Capital, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.25†	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Registration Statement on Form S-8 filed on September 29, 2009)
10.26
Loan Agreement, dated as of December 18, 2014, by and among ColFin Cobalt I-II Owner, LLC, ColFin Cobalt Owner III, LLC, ColFin Cobalt I-II Sub, LLC, ColFin Cobalt Sub III, LLC, General Electric Capital Corporation, GE Capital Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.38 to Colony Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.27
Registration Rights Agreement, by and among Colony Capital, Inc. and Cobalt Capital Partners, L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.39 to Colony Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.28
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.29†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.30†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.31
Share Transfer and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., Colony Capital Holdings, LLC, Colony Capital, LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.32†
First Amendment to Employment Agreement, Share Transfer Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony Capital, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.33
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.34†
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.35
Waiver and Acknowledgement to Contribution and Implementation Agreement, entered into as of April 1, 2015 (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.36†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.37†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.38†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Kevin Traenkle (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.39
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.40
Separation Agreement, dated as of October 31, 2015, by and between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.41
Contribution Agreement, dated as of October 31, 2015, by and between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.42
Interest Sale Agreement, dated as of May 6, 2016, by and among RHP Western Portfolio Group, LLC, American Home Portfolio Group, LLC, AMC Portfolio Group, LLC, MHC Portfolio IV, LLC and BSREP II MH Holdings LLC (incorporated by reference to Exhibit 10.42 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

Exhibit Number	Description of Exhibit
10.43
First Amendment to Contribution and Implementation Agreement, dated as of June 2, 2016, by and among Colony, Colony Capital OP, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.44†
NorthStar Realty Finance Corp. Third Amended and Restated 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s definitive Proxy Statement on Schedule 14A filed on May 13, 2016)

10.45†	Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Colony Financial, Inc.’s Form S-8 filed on August 5, 2014)
12.1*	Ratio of Earnings to Combined Fixed Charges
12.2
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP to Colony NorthStar, Inc.
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Grant Thornton LLP to NRF Holdco, LLC
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release of Colony NorthStar, Inc., dated as of January 10, 2017 (incorporated by reference to Exhibit 99.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)
99.2
Risk factors related to the business of Colony NorthStar, Inc. as of January 10, 2017 (incorporated by reference to Exhibit 99.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.3
Unaudited consolidated financial statements of NorthStar Asset Management Group Inc. as of and for the periods ended September 30, 2016 and 2015 (incorporated by reference to the Form 10-Q filed by NorthStar Asset Management Group Inc. on November 9, 2016) (incorporated by reference to Exhibit 99.3 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.4
Audited consolidated financial statements of NorthStar Asset Management Group Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (incorporated by reference to the Form 10-K filed by NorthStar Asset Management Group Inc. on February 29, 2016 and to the Form 10-K/A filed by NorthStar Asset Management Group Inc. on April 29, 2016) (incorporated by reference to Exhibit 99.4 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.5
Consolidated financial statements of Townsend Holdings LLC and Subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed by NorthStar Asset Management Group Inc. on April 15, 2016) (incorporated by reference to Exhibit 99.5 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.6
Unaudited consolidated financial statements of NorthStar Realty Finance Corp. as of and for the periods ended September 30, 2016 and 2015 (incorporated by reference to Exhibit 99.6 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.7
Audited consolidated financial statements of NorthStar Realty Finance Corp. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (incorporated by reference to Exhibit 99.7 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.8
Unaudited consolidated financial statements of Colony Capital, Inc. as of and for the periods ended September 30, 2016 and 2015 (incorporated by reference to Exhibit 99.8 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.9
Audited consolidated financial statements of Colony Capital, Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (incorporated by reference to Exhibit 99.9 to Colony NorthStar, Inc.’s Current Report on Form 8-12BK filed on January 10, 2017)

99.10
Unaudited Pro Forma Condensed Consolidated Financial Statements of Colony NorthStar, Inc. (incorporated by reference to Exhibit 99.10 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

99.11*	Audited consolidated financial statements of Colony Capital, Inc. as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
99.12*	Audited consolidated financial statements of NorthStar Realty Finance Corp. as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014
101*
The following materials from the Colony NorthStar, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.
Item 16.  Form 10-K Summary
Omitted at Registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY NORTHSTAR, INC.

Date:	February 28, 2017	By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darren J. Tangen and Ronald M. Sanders and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas J. Barrack, Jr.	Director and Executive Chairman	February 28, 2017
Thomas J. Barrack, Jr.

/s/ David T. Hamamoto	Director and Executive Vice Chairman	February 28, 2017
David T. Hamamoto

/s/ Richard B. Saltzman	Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Richard B. Saltzman

/s/ Darren J. Tangen	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Darren J. Tangen

/s/ Neale Redington	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Neale Redington

/s/ Douglas Crocker II	Director	February 28, 2017
Douglas Crocker II

/s/ Nancy A. Curtin	Director	February 28, 2017
Nancy A. Curtin

/s/ Jon A. Fosheim	Director	February 28, 2017
Jon A. Fosheim

/s/ Justin Metz	Director	February 28, 2017
Justin Metz

/s/ George G.C. Parker	Director	February 28, 2017
George G.C. Parker

/s/ Charles W. Schoenherr	Director	February 28, 2017
Charles W. Schoenherr

/s/ John A. Somers	Director	February 28, 2017
John A. Somers

/s/ John L. Steffens	Director	February 28, 2017
John L. Steffens