Form 10-Q
period 2017-03-31
Colony NorthStar, Inc.
filed 2017-05-10
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37980

COLONY NORTHSTAR, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4591526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
515 South Flower Street, 44th Floor
Los Angeles, California 90071
(Address of Principal Executive Offices, Including Zip Code)

(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

			Emerging Growth Company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, 550,633,730 shares of the Registrant's class A common stock and 741,874 shares of class B common stock were outstanding.

EXPLANATORY NOTE
Colony NorthStar, Inc. ("Colony NorthStar" or the “Company”) was formed through a tri-party merger (the "Merger") among:

▪
NorthStar Asset Management Group Inc. ("NSAM"), a real estate focused asset management firm which commenced operations in July 2014 upon the spin-off by NorthStar Realty Finance Corp. ("NRF") of its asset management business;

▪	Colony Capital, Inc. ("Colony"), an internally managed REIT with investment management capabilities, established in June 2009; and

▪	NRF, a diversified REIT with investments in multiple classes of commercial real estate, established in October 2004, which was externally managed by NSAM subsequent to the spin-off, which closed on January 10, 2017 (the "Closing Date").
The transaction is accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. The financial information for Colony NorthStar, as set forth herein represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective January 11, 2017.
As used throughout this document, the terms "Colony NorthStar," the "Company," "we," "our" and "us" mean:

•	Colony NorthStar, Inc. beginning January 11, 2017, following the closing of the Merger; and

•	Colony for all periods on or prior to the closing of the Merger on January 10, 2017.
Accordingly, comparisons of the period to period financial information of Colony NorthStar as set forth herein may not be meaningful.
In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of NSAM for the year ended December 31, 2016 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2017 and the audited financial statements and notes thereto of Colony and NRF for the year ended December 31, 2016 included as Exhibits 99.11 and 99.12, respectively, to our Form 10-K filed with the SEC on February 28, 2017.

2

COLONY NORTHSTAR, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$633,210	$376,005
Restricted cash	316,288	111,959
Real estate assets, net	13,460,872	3,243,631
Loans receivable, net	4,039,995	3,430,608
Investments in unconsolidated ventures ($400,984 and $0 at fair value)	1,561,640	1,052,995
Securities available for sale, at fair value	413,570	23,446
Goodwill	1,717,365	680,127
Deferred leasing costs and intangible assets, net	1,019,204	278,741
Assets held for sale ($106,959 and $67,058 at fair value)	1,276,695	292,924
Other assets ($32,527 and $36,101 at fair value)	420,143	260,585
Due from affiliates	50,749	9,971
Total assets	$24,909,731	$9,760,992
Liabilities
Debt, net	$10,249,548	$3,715,618
Accrued and other liabilities ($133,034 and $5,448 at fair value)	964,027	286,952
Intangible liabilities, net	228,623	19,977
Liabilities related to assets held for sale	77,141	14,296
Due to affiliates	39,878	41,250
Dividends payable	175,498	65,972
Total liabilities	11,734,715	4,144,065
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	79,472	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,612,400 and $625,750 liquidation preference; 250,000 and 50,000 shares authorized; 64,496 and 25,030 shares issued and outstanding	1,604,651	607,200
Common stock, $0.01 par value per share
Class A, 949,000 and 658,369 shares authorized; 557,404 and 166,440 shares issued and outstanding	5,574	1,664
Class B, 1,000 shares authorized; 770 and 770 shares issued and outstanding	8	8
Additional paid-in capital	7,994,460	2,443,100
Distributions in excess of earnings	(401,069)	(246,064)
Accumulated other comprehensive loss	(23,750)	(32,109)
Total stockholders’ equity	9,179,874	2,773,799
Noncontrolling interests in investment entities	3,450,385	2,453,938
Noncontrolling interests in Operating Company	465,285	389,190
Total equity	13,095,544	5,616,927
Total liabilities, redeemable noncontrolling interests and equity	$24,909,731	$9,760,992

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Property operating income	$426,854	$91,617
Interest income	115,544	89,361
Fee income	53,250	16,609
Other income ($6,703 and $1,255 from affiliates)	11,517	3,202
Total revenues	607,165	200,789
Expenses
Property operating expense	216,349	30,786
Interest expense	126,278	41,871
Investment, servicing and commission expense	11,807	6,931
Transaction costs	87,340	4,490
Depreciation and amortization	137,420	46,142
Provision for loan loss	6,724	4,630
Impairment loss	8,519	2,079
Compensation expense (including $31,577 and $3,419 of equity-based compensation)	91,818	26,867
Administrative expenses	25,914	12,771
Total expenses	712,169	176,567
Other income
Gain on sale of real estate assets	8,970	51,119
Other gain, net	25,381	14,045
Earnings from investments in unconsolidated ventures	113,992	2,429
Income before income taxes	43,339	91,815
Income tax expense	(3,709)	(784)
Net income from continuing operations	39,630	91,031
Income from discontinued operations	12,560	—
Net income	52,190	91,031
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	617	—
Investment entities	27,059	57,595
Operating Company	(1,083)	3,421
Net income attributable to Colony NorthStar, Inc.	25,597	30,015
Preferred stock dividends	30,813	11,880
Net income (loss) attributable to common stockholders	$(5,216)	$18,135
Basic earnings (loss) per share
Net income (loss) from continuing operations per basic common share	$(0.03)	$0.11
Net income (loss) per basic common share	$(0.01)	$0.11
Diluted earnings (loss) per share
Net income (loss) from continuing operations per diluted common share	$(0.03)	$0.11
Net income (loss) per diluted common share	$(0.01)	$0.11
Weighted average number of shares
Basic	506,405	163,727
Diluted	506,405	163,727

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$52,190	$91,031
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income of unconsolidated joint ventures, net	94	11
Net change in fair value of available for sale securities	(4,994)	—
Net change in fair value of cash flow hedges	—	(44)
Foreign currency translation adjustments:
Foreign currency translation gain	28,073	29,568
Change in fair value of net investment hedges	(7,189)	(17,716)
Net foreign currency translation adjustments	20,884	11,852
Other comprehensive income	15,984	11,819
Comprehensive income	68,174	102,850
Comprehensive income attributable to noncontrolling interests:
Redeemable noncontrolling interests	617	—
Investment entities	38,989	67,217
Operating Company	(837)	3,775
Comprehensive income attributable to stockholders	$29,405	$31,858

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2015	$607,200	$1,646	$2,387,770	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	30,015	—	30,015	57,595	3,421	91,031
Other comprehensive income	—	—	—		1,843	1,843	9,622	354	11,819
Repurchase of preferred stock	(14)	—	(19,988)	—	—	(20,002)	—	—	(20,002)
Contribution of preferred stock to an affiliate	14	—	19,988	—	—	20,002	—	—	20,002
Equity-based compensation	—	15	3,404	—	—	3,419	—	—	3,419
Shares canceled for tax withholding on vested stock awards	—	(3)	(2,859)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	44,363	—	44,363
Distributions to noncontrolling interests	—	—	—	—	—	—	(184,777)	(8,699)	(193,476)
Preferred stock dividends	—	—	—	(11,880)	—	(11,880)	—	—	(11,880)
Common stock dividends declared ($0.27 per share)	—	—	—	(45,244)	—	(45,244)	—	—	(45,244)
Reallocation of equity (Note 2)	—	—	2,586	—	—	2,586	—	(2,586)	—
Balance at March 31, 2016	$607,200	$1,658	$2,390,901	$(158,387)	$(16,579)	$2,824,793	$2,065,728	$422,889	$5,313,410

Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927
Net income (loss)	—	—	—	25,597	—	25,597	27,059	(1,083)	51,573
Other comprehensive income	—	—	—	—	3,808	3,808	11,930	246	15,984
Merger consideration (Note 3)	1,010,320	3,891	5,714,113	—	—	6,728,324	—	—	6,728,324
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	515,009	8,162	523,171
Common stock repurchases	—	(49)	(66,137)	—	—	(66,186)	—	—	(66,186)
Redemption of units in Operating Company for cash and Class A common stock	—	—	638	—	—	638	—	(5,723)	(5,085)
Equity-based compensation	—	71	21,418	—	—	21,489	—	11,172	32,661
Shares canceled for tax withholding on vested stock awards	—	(3)	(4,667)	—	—	(4,670)	—	—	(4,670)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	676,787	—	676,787
Distributions to noncontrolling interests	—	—	—	—	—	—	(269,009)	(9,153)	(278,162)
Preferred stock dividends	—	—	—	(41,342)	—	(41,342)	—	—	(41,342)
Common stock dividends declared (Note 15)	—	—	—	(139,260)	—	(139,260)	—	—	(139,260)
Reallocation of equity (Notes 2 and 16)	—	—	(111,696)	—	4,551	(107,145)	34,671	72,474	—
Balance at March 31, 2017	$1,604,651	$5,582	$7,994,460	$(401,069)	$(23,750)	$9,179,874	$3,450,385	$465,285	$13,095,544
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$52,190	$91,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(18,182)	(2,155)
Paid-in-kind interest added to loan principal	(7,572)	(9,435)
Straight-line rents	(7,906)	(3,645)
Amortization of above- and below-market lease values, net	(1,978)	967
Amortization of deferred financing costs and debt discount and premium	20,736	5,959
Earnings from investments in unconsolidated ventures	(113,992)	(2,429)
Distributions of income from equity method investments	19,633	6,736
Provision for loan losses	6,724	4,630
Impairment of real estate and intangible assets	8,519	2,079
Depreciation and amortization	137,420	46,142
Equity-based compensation	32,184	3,419
Change in fair value of contingent consideration	(3,400)	(9,779)
Gain on sales of real estate assets, net	(6,862)	(51,119)
Other gain, net	(22,446)	—
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(10,847)	2,430
(Increase) decrease in other assets	(51,072)	1,409
Decrease in accrued and other liabilities	(10,151)	(4,126)
Increase in due to affiliates	—	2,979
Other adjustments, net	(78)	(4,554)
Net cash provided by operating activities	22,920	80,539
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(15,541)	(14,278)
Distributions from investments in unconsolidated ventures	26,664	20,242
Investments in purchased loans receivable	(538,136)	—
Payment of Merger-related liabilities, net of cash acquired (Note 3)	(44,437)	—
Net disbursements on originated loans	(109,579)	(73,056)
Repayments of loans receivable	90,577	57,383
Proceeds from sales of loans receivable	34,000	75,000
Cash receipts in excess of accretion on purchased credit impaired loans	75,156	20,738
Acquisition of real estate, related intangibles and leasing commission, and improvements of real estate	(175,197)	(119,934)
Proceeds from sales of real estate assets, net of debt assumed by buyer	903,841	168,715
Proceeds from sales of securities	24,788	—
Proceeds from paydown and maturity of securities	31,321	—
Proceeds from sale of investment	239,081	—
Acquisition of CPI, net of cash acquired (Note 3)	(35,711)	—
Investment deposits	(9,143)	—
Change in restricted cash	(1,548)	—
Other investing activities, net	(2,271)	(1,421)
Net cash provided by investing activities	$493,865	$133,389

COLONY NORTHSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(33,151)	$(12,093)
Dividends paid to common stockholders	(50,724)	(44,896)
Repurchase of common stock	(56,009)	—
Borrowings from corporate credit facility	458,000	152,000
Repayment of borrowings from corporate credit facility	(880,600)	(163,400)
Borrowings from mortgage and other secured debt	501,890	227,372
Repayment of borrowings from mortgage and other secured debt	(577,568)	(226,945)
Change in escrow deposits for financing arrangements	6,828	—
Settlement of call spread options	6,900	—
Payment of fees and expenses related to contributions from noncontrolling interests	(6,765)	—
Payment of deferred financing costs	(9,439)	(10,298)
Contributions from noncontrolling interests	676,787	44,363
Distributions to noncontrolling interests	(278,162)	(193,476)
Repurchase of preferred stock	—	(19,998)
Reissuance of preferred stock to an equity method investee	—	19,998
Other financing activities, net	(4,670)	(2,862)
Net cash used in financing activities	(246,683)	(230,235)
Effect of exchange rates on cash and cash equivalents	913	1,753
Net increase (decrease) in cash and cash equivalents	271,015	(14,554)
Total cash and cash equivalents, beginning of period	376,005	185,854
Cash and cash equivalents included in assets held for sale	(13,810)	—
Cash and cash equivalents, end of period	$633,210	$171,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$88,029	$31,914
Cash paid for income taxes	$1,249	$944

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$175,498	$66,037
Assets acquired in Merger (Note 3)	$17,461,773	$—
Liabilities assumed in Merger (Note 3)	$11,416,937	$—
Noncontrolling interests assumed in Merger (Note 3)	$602,014	$—
Common stock issued for acquisition of NSAM and NRF (Note 3)	$5,718,004	$—
Preferred stock issued for acquisition of NRF (Note 3)	$1,010,320	$—
Debt assumed by buyer of real estate reported as discontinued operations	$1,258,558	$—
Net asset acquired in CPI restructuring (Note 3)	$232,181	$—
Investment deposits applied to acquisition of loans receivable, real estate and CPI	$66,020	$—
Share repurchase payable (Note 10)	$10,177	$—
Loan payoff and real estate sale proceeds held in escrow (Note 10)	$45,870	$—
Redemption of OP Units for cash in accrued and other liabilities	$5,085	$—
Redemption of OP Units for common stock	$638	$—
Payment of fees and expenses related to contributions from noncontrolling interests	$2,444	$—
Foreclosure of collateral assets underlying loans receivable	$8,167	$—
Amounts payable relating to improvements in operating real estate	$246	$—
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
1. Business and Organization
Colony NorthStar is a global real estate and investment management firm that targets attractive risk-adjusted returns for its investors by investing primarily in real estate and real estate-related assets. The Company has significant real estate holdings in the healthcare, industrial and hospitality sectors, equity and debt investments, as well as an embedded institutional and retail investment management business. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded real estate investment trusts ("REITs") and investment companies, for which the Company earns management fees and incentive fees. The Company also owns NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform which raises capital in the retail market.
The Company is organized as a Maryland corporation, was incorporated in May 2016, and intends to elect to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”), which was previously the operating subsidiary of Colony and survived the Merger. As of March 31, 2017, the Company owned 94.2% of the OP, as its sole managing member. The remaining 5.8% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Merger among NSAM, Colony and NRF was completed in an all-stock exchange on January 10, 2017.
The Merger is accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. Consequently, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. Accordingly, comparisons of the period to period financial information of Colony NorthStar as set forth herein may not be meaningful.
Details of the Merger are described more fully in Note 3 and the accounting treatment thereof in Note 2.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements of NSAM, Colony and NRF and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries and consolidated variable interest entities. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represents interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company and membership interests in OP primarily held by certain employees of the Company.

Merger
The Merger is accounted for under the acquisition method for a business combination as a reverse acquisition. NSAM is the legal acquirer in the Merger for certain legal and regulatory matters, however, Colony was determined to be the accounting acquirer in the Merger for financial reporting purposes. While NSAM is the legal entity which initiated the transaction and issued its shares to consummate the Merger, the fact that the senior management of Colony NorthStar primarily consists of Colony senior executives, along with other qualitative considerations, results in Colony being designated the accounting acquirer.
The financial statements of Colony NorthStar, as set forth herein, represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of Colony NorthStar is adjusted to reflect the equity structure of the legal acquirer, including for comparative periods, by applying the Colony share exchange ratio of 1.4663. The historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by Colony NorthStar at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017. Accordingly, comparison of period to period results of operations and financial positions may not be meaningful.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities—A VIE is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing this analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest Entities—Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has the power to control these entities through ownership of a majority of the entities' voting interests or through other arrangements.
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company's consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, the Company's existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.

Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents interests in an investment management subsidiary, Townsend Holdings, LLC ("Townsend"), in which the holders have the ability to require the Company to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. Redemptions may be settled in cash, the Company’s common stock, or a combination thereof, at the Company's option, subject to certain conditions, and payable by the end of the fiscal quarter following the exercise of the redemption. Redeemable noncontrolling interests is presented outside of permanent equity. Allocation of net income or loss to redeemable noncontrolling interests is based upon their ownership percentage of Townsend during the period. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital.
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
Noncontrolling Interests in Operating Company—This represents membership interests in OP held primarily by certain employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based on their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP ("OP Units") for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. Upon sale, complete or substantially complete liquidation of a foreign subsidiary, or upon partial sale of a foreign equity method investment, the translation adjustment associated with the investment, or a proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss) on the statements of operations.
Disclosures of non-US dollar amounts to be recorded in the future are translated using exchange rates in effect at the balance sheet date.
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company's own credit-worthiness.
The estimated fair value of financial assets and financial liabilities are categorized into a three-tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:
Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in non-active markets, or valuation techniques utilizing inputs that are derived principally from or corroborated by observable data directly or indirectly for substantially the full term of the financial instrument.
Level 3—At least one assumption or input is unobservable and it is significant to the fair value measurement, requiring significant management judgment or estimate.
Where the inputs used to measure the fair value of a financial instrument falls into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.
Fair Value Option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Company has elected to account for certain cost method investments, specifically limited partnership interests in third party sponsored funds, at fair value.
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant cost, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
Prior to the Company's adoption of the new definition of a business effective October 1, 2016, the concentration of acquired fair values in a single or group of similar identifiable assets did not preclude the acquisition of such assets from meeting the definition of a business. As a result, acquisition of real estate assets with existing in place leases, other than sale leaseback transactions, were generally recognized as business combinations.
Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. For contingent consideration in connection with the acquisition of assets, subsequent changes to the recorded amount are adjusted against the cost of the acquisition.
Discontinued Operations
If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the operating profits or losses of the component when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the statements of operations.
A business or asset group acquired in connection with a purchase business combination that meets the criteria to be accounted for as held for sale at the date of acquisition are reported as discontinued operations, regardless of whether it meets the strategic shift criteria.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are held with major financial institutions and may at times exceed federally insured limits.
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and loans receivable as well as cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.
Real Estate Assets
Real Estate Acquisitions—Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Real Estate Held for Investment
Real estate held for investment are carried at cost less accumulated depreciation.
Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	15 to 40 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of useful life or remaining life of the building
Land improvements	10 to 30 years
Tenant improvements	Lesser of useful life or remaining term of the lease
Furniture, fixtures and equipment	5 to 15 years
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.
Real Estate Held for Sale
Classification as Held for Sale—Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.
If circumstances arise that were previously considered unlikely and, as a result, the Company decides not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, or (ii) its estimated fair value at the time the Company decides not to sell.
Real Estate Sales—The Company evaluates if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. Deficiencies compared to the carrying value of the loan, after reversing any previously recognized loss provision on the loan, are recorded as impairment loss. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Loans Receivable
The Company originates and purchases loans receivable. The accounting framework for loans receivable depends on the Company's strategy whether to hold or sell the loan, whether the loan was credit-impaired at time of acquisition, or if the lending arrangement is an acquisition, development and construction loan.
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Company does not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of its acquired or originated loans. Given the diversity of the Company's portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Company evaluates impairment and allowance for loan losses on an individual loan basis.
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring ("TDR")— A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company's collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company's allowance for loan losses methodology.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held-for-sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held-for-sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
Purchased Credit-Impaired ("PCI") Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected ("nonaccretable difference") is not recognized as an adjustment of yield, loss accrual or valuation allowance.
The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.

Factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans.
PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of estimated future cash flows. A PCI loan modified within a pool remains in the pool, with the effect of the modification incorporated into the expected future cash flows. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount, including an allocable portion of any existing allowance.
Acquisition, Development and Construction ("ADC") Loan Arrangements
The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The Company evaluates the characteristics of each ADC arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, cost method or under the fair value option, if elected.
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. The Company's share of net income or loss from its interests in funds, which are accounted for under the equity method, reflects fair value changes in the underlying investments of the fund, which are reported at fair value in accordance with investment company guidelines. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.
Investments that do not qualify for equity method accounting are accounted for under the cost method. Dividends from cost method investments, when received, are recorded as dividend income to the extent they are not considered a return of capital; otherwise such amounts are recorded as a reduction of the cost of investment.
The Company elected the fair value option for certain cost method investments, specifically limited partnership interests in third party sponsored funds. The Company records the change in fair value for its share of the projected future cash flows of such investments in equity in earnings (losses) of unconsolidated ventures. Any change in fair value attributed to market related assumptions is recorded in other gain (loss), net, on the statement of operations.
Impairment—If indicators of impairment exist, the Company performs an evaluation of its equity method and cost method investments to assess whether the fair value of its investment is less than its carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded as an impairment loss.
Securities
Debt securities and marketable equity securities are recorded as of the trade date. Securities designated as available-for-sale (“AFS”) are carried at fair value with unrealized gains or losses included as a component of other comprehensive income. Upon disposition of AFS securities, the cumulative gains or losses in other comprehensive income (loss) that are realized are recognized in other gain (loss), net, on the statement of operations based on specific identification.
Dividend income—Dividend income from marketable equity securities is recognized on the ex-dividend date.
Interest Income—Interest income from debt securities, including stated coupon interest payments and amortization of purchase premiums or discounts, is recognized using the effective interest method over the expected lives of the debt securities.
For beneficial interests in debt securities that are not of high credit quality (generally credit rating below AA) or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, interest income is recognized as the accretable yield over the life of the securities using the effective yield method. The accretable yield is the excess of current expected cash flows to be collected over the net investment in the security, including the yield accreted to date. The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing the securities on nonaccrual, with interest income recognized using the cost recovery method.
Impairment—The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. Other-than-temporary impairment ("OTTI") exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. For beneficial interests in debt securities that are not of high credit quality or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, OTTI also exists when there has been an adverse change in cash flows expected to be collected from the last measurement date.
If the Company intends to sell the impaired security or more likely than not will be required to sell the impaired security before recovery of its amortized cost, the entire impairment amount is recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company further evaluates the security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the security. The credit component of OTTI is recognized in earnings, while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
PCI Debt Securities—Debt securities acquired that are deemed to be credit impaired at acquisition date are recorded at their initial investment and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured at acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the security using the effective yield method. The difference between contractually required payments at the acquisition date and the cash flows expected to be collected ("nonaccretable difference"), which reflects estimated future credit losses expected to be incurred over the life of the security, is not accreted to interest income nor recorded on the balance sheet. Subsequent decreases in undiscounted expected cash flows attributable to further credit deterioration as well as changes in expected timing of future cash flows can result in recognition of OTTI. Subsequent increases in expected cash flows, other than due to interest rate changes on variable rate securities, are recognized prospectively over the remaining life of the security as an adjustment to accretable yield.
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles are periodically reviewed for impairment and an impairment loss is recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.
Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs. In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below-market, which is amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Goodwill
Goodwill is an unidentifiable intangible asset and is recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.
Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value. If so, a two-step quantitative assessment is performed to determine if an impairment has occurred and measure the impairment loss. In the first step, if the fair value of the reporting unit is less than its carrying value (including goodwill), then the goodwill is considered to be impaired. In the second step, the implied fair value of the goodwill is determined by comparing the fair value of the reporting unit (in step one) to the fair value of the net assets of the reporting unit as if the reporting unit is being acquired in a business combination. If the carrying value of goodwill exceeds the resulting implied fair value of goodwill, then an impairment charge is recognized for the excess. An impairment establishes a new basis for the goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
Accounts Receivable and Related Allowance
Property Operating Income Receivables—The Company periodically evaluates aged receivables as well as considers the collectability of unbilled receivables for each tenant, operator, resident or guest, individually. The Company establishes an allowance when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under existing contractual terms, and the amount can be reasonably estimated.
Cost Reimbursements and Recoverable Expenses—Expenses associated with the sale of common stock of the public non-traded REITs are paid for in advance by the Company and subject to reimbursement by the non-traded REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as other income up to the respective limits. Expenses paid on behalf of the non-traded REITs that are in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as due from affiliates on the consolidated balance sheets. The Company assesses the collectability of such receivables considering the offering period and historical and forecasted sales of shares under the respective offerings of the non-traded REITs and establishes an allowance for any balances considered not collectible. Additional allowance is generally recorded if actual proceeds raised from the offerings and corresponding expenses incurred differ from management’s assumptions.
Fixed Assets
Fixed assets of the Company are presented within other assets and carried at cost less accumulated depreciation and amortization. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of assets are capitalized and depreciated over their useful life. Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the assets, which range between 3 to 5 years for furniture, fixtures, equipment and capitalized software, 15 years for aircraft and over the shorter of the lease term or useful life for leasehold improvements.
Transfers of Financial Assets
Sale accounting for transfers of financial assets is limited to the transfer of an entire financial asset, a group of financial assets in their entirety, or a component of a financial asset which meets the definition of a participating interest by having characteristics that are similar to the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If the criteria for sale accounting are met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or other liabilities on a gross basis on the balance sheet. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. The Company has economic hedges that have not been designated for hedge accounting.
Changes in fair value of derivatives not designated as accounting hedges are recorded in the statement of operations in other gain (loss).
For designated accounting hedges, the relationships between hedging instruments and hedged items, risk management objectives and strategies for undertaking the accounting hedges as well as the methods to assess the effectiveness of the derivative prospectively and retrospectively, are formally documented at inception. Hedge effectiveness relates to the amount by which the gain or loss on the designated derivative instrument exactly offsets the change in the hedged item attributable to the hedged risk. If it is determined that a derivative is not expected to be or has ceased to be highly effective at hedging the designated exposure, hedge accounting is discontinued.
Cash Flow Hedges—The Company uses interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt. The effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income, while hedge ineffectiveness is recorded in earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in accumulated other comprehensive income (loss) are reclassified into earnings.

Net Investment Hedges—The Company uses foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity method investees whose functional currencies are not U.S. dollars. Changes in the fair value of derivatives used as hedges of net investment in foreign operations, to the extent effective, are recorded in the cumulative translation adjustment account within accumulated other comprehensive income (loss).
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as nondesignated hedges.
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings.
Financing Costs
Debt discounts and premiums as well as debt issuance costs (except for revolving credit arrangements) are presented net against the associated debt on the balance sheet and amortized into interest expense using the effective interest method over the contractual term of the debt or expected life of the debt instrument. Costs incurred in connection with revolving credit arrangements are recorded as deferred financing costs in other assets, and amortized on a straight-line basis over the expected term of the credit facility.
Property Operating Income
Property operating income includes the following.
Rental Income—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, is capitalized. For Company-owned tenant improvements, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
When it is determined that the tenant is the owner of tenant improvements, the Company's contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets on the balance sheet, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Rental income recognition commences when the tenant takes possession of the lease space.
Tenant Reimbursements—In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Resident Fee Income—Resident fee income is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists of the following:
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs and investment companies. Base management fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying management agreements.
Asset Management Fees (including fees related to acquisition and disposition of investments)—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. In accordance with contractual terms of the underlying management and advisory agreements, a portion of asset management fees is recognized upon completion of initial underwriting, with remaining fees deferred and recognized over the holding period of each investment in which the related services are performed for each investment.
The Company also earns fees related to acquisition and disposition of investments by certain managed non-traded REITs, which are recognized upon closing of the respective acquisition or disposition of underlying investments.
Incentive Fees—The Company may earn incentive fees from its managed private funds, traded and non-traded REITs and investment companies. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return levels in accordance with the terms set out in the respective governing agreements. Incentive fees are recognized when fixed or determinable and related contingencies have been resolved, which is generally at the end of the measurement period of the respective investment vehicles. Any incentive fees received prior to that date are recorded as deferred income.
Advisory Fees—The Company earns advisory fees from its clients at a fixed annual retainer. Advisory fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying advisory agreements.
Selling Commission and Dealer Manager Fees—These fees are earned by the Company for selling equity in the non-traded REITs and investment companies, and are recognized on trade date.
Other Income
Other income includes the following:
Expense Recoveries from Borrowers—Expenses, primarily legal costs incurred in administering non-performing loans and foreclosed properties held by investment entities, may be subsequently recovered through payments received when these investments are resolved. The Company recognizes income when the cost recoveries are determinable and repayment is assured.
Collateral Management Fees—These fees are earned in the Company's capacity as collateral manager or collateral manager delegate of collateralized debt obligation vehicles ("CDOs") sponsored by the Company or by third parties. Collateral management fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying agreements. If amounts distributable on any payment date are insufficient to pay the collateral management fees according to the priority of payments, any shortfall is deferred and payable on subsequent payment dates. Collateral management fees earned from consolidated CDOs are eliminated in consolidation.
Cost Reimbursements from Affiliates—For various services provided to certain affiliates, including managed investment vehicles, the Company is entitled to receive reimbursements of expenses incurred, generally based on expenses that are directly attributable to providing those services and/or a portion of overhead costs. The Company acts in the capacity of a principal under these arrangements. Accordingly, the Company records the expenses and corresponding reimbursement income on a gross basis in the period the services are rendered and costs are incurred.
Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, benefits, severance payments and equity-based compensation. Bonus is accrued over the employment period to which it relates.
Equity-Based Compensation
Equity-classified stock awards granted to employees that have a service condition only are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award. Stock awards granted to non-employees that have a service condition only are remeasured at fair value at the end of each reporting period until the award is fully vested. Fair value is determined based on the closing price of the Company's class A common stock at date of grant or date of remeasurement. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.

Income Taxes
A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year and if the statutory relief provisions were not to apply, the Company would be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, including investment management, property management including hotel operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.
Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss carryforwards and the income tax effect of accumulated other comprehensive income items of the TRS entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more-likely-than-not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company periodically evaluates whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations.
Earnings Per Share
The Company calculates basic earnings per share using the two-class method which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted earnings per common share is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents include shares to be issued upon the assumed conversion of the Company's outstanding convertible notes, which are included under the if-converted method when dilutive. The earnings allocated to common shareholders is adjusted to add back the after-tax amount of interest expense associated with the convertible notes, except when doing so would be antidilutive.
Reclassification
Certain prior period amounts on the balance sheet and the statement of cash flows have been reclassified to conform to current period presentation for the combined company. Significant reclassifications include presentation of all assets held for sale and related liabilities separately on the consolidated balance sheet as well as the presentation of preferred stock at carrying value, previously at par. Additionally, $2.4 million was reclassified from allowance for bad debts, which was netted against other assets, to allowance for loan losses, which was netted against loan receivable. Such reclassifications did not affect the Company's financial position, results of operations or its cash flows.
Accounting Standards Adopted in 2017
Equity-Based Compensation—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Share-Based Payment Accounting, which amends certain aspects of accounting for share-based payments to employees. This includes accounting for income tax effects in the income statement, increasing the fair value of shares applied for income tax withholding without triggering liability accounting, allowing forfeitures related to service condition to be recognized upon occurrence, as well as changes in cash flow classifications. This guidance may be adopted prospectively or on a modified retrospective transition basis depending on the requirements of each provision. ASU No. 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this new guidance prospectively on January 1, 2017. The Company has made a policy election to account for forfeitures upon occurrence. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows.
Future Application of Accounting Standards
Revenue Recognition—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). ASU No. 2014-09 was originally effective for fiscal years and interim periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date of the new standard by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard.
The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of the Company, including accounting for financial instruments and leases, except that the non-lease service component in a gross lease will be considered a separate performance obligation and be subject to the new revenue recognition standard. While incentive income from sponsored investment vehicles will be subject to the new revenue recognition provisions for variable consideration, it is not expected to deviate significantly from the Company's current revenue recognition policy. Evaluation of the impact of this guidance to the Company is on-going.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under fair value option, changes in fair value due to instrument specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
The Company plans to adopt the new guidance on its required effective date of January 1, 2018. Upon adoption, unrealized holding gains or losses on the Company's investment in equity securities, classified as available for sale, will no longer be recorded in other comprehensive income but in earnings. As it relates to cost method investments, the Company has elected the fair value option to account for its limited partnership interests in private funds while its interests in non-traded REITs in aggregate are not material. The Company does not have any other cost method investments as of March 31, 2017 that would have readily determinable fair values and would be affected by this new guidance. The Company continues to evaluate the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and provides for certain practical expedients. Full retrospective application is prohibited. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.
As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right-of-use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases, which as of March 31, 2017, have future contractual payments of $151.2 million and $27.4 million, respectively. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is on-going.
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company anticipates making an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach. The Company does not expect the adoption of this standard to have a material effect on presentation in its statement of cash flows.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of this standard to have a material effect on presentation in its statement of cash flows.
Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The one-step impairment test will also be applied to goodwill at reporting units that have zero or negative carrying values, with a disclosure of the amount of goodwill at these reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, to be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company will early adopt this new guidance for its goodwill impairment assessment in 2017.
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification ("ASC") 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which would result in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment—Real Estate Sales. ASU 2017-05 has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both ASC 606 and ASC 610-20 must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach applied need not be aligned between both standards.
The Company plans to adopt this standard on January 1, 2018, consistent with its adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales in the three months ended March 31, 2017.
3. Business Combinations
Merger with NSAM and NRF
On the Closing Date, the Merger of NSAM, Colony and NRF was completed in an all-stock exchange to create Colony NorthStar.
The Merger was accomplished through a series of transactions. On the Closing Date, NSAM merged with and into Colony NorthStar in order to redomesticate NSAM as a Maryland corporation, followed by a series of internal reorganization transactions with subsidiaries of NRF resulting in NRF becoming a subsidiary of Colony NorthStar, and the merger of Colony into Colony NorthStar, with Colony NorthStar surviving as the combined company.
Upon the closing of the Merger, NSAM outstanding common stock was converted into Colony NorthStar common stock, and the outstanding common stock and preferred stock of NRF and Colony were converted into the right to receive shares of common stock and preferred stock of Colony NorthStar at pre-determined exchange ratios.
The specific exchanges of common stock and preferred stock as a result of the Merger were as follows:

•
Each share of NSAM common stock and performance common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into one share of Colony NorthStar class A common stock and performance common stock, respectively;

•
Each share of class A and class B common stock of Colony issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 1.4663 shares of Colony NorthStar class A and class B common stock for each share of Colony's class A and class B common stock;

•
Each share of common stock of NRF issued and outstanding prior to the effective time of the Merger was canceled and converted into the right to receive 1.0996 shares of Colony NorthStar class A common stock for each share of NRF common stock;

•
Each share of each series of the preferred stock of Colony and of NRF issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive one share of a corresponding series of Colony NorthStar preferred stock with substantially identical preferences, conversion and other rights, voting powers, restrictions, limitations as to dividend, qualification and terms and conditions of redemption; and

•	Concurrently, the OP issued OP Units to equal the number of OP membership units outstanding on the day prior to the closing of the Merger multiplied by the exchange ratio of 1.4663.
Upon consummation of the Merger, the former stockholders of Colony, NSAM and NRF owned, or had the right to own, approximately 33.25%, 32.85% and 33.90%, respectively, of Colony NorthStar, on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Merger.
The Merger is accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters and Colony as the accounting acquirer for purposes of the financial information set forth herein. See Note 2 for further discussion on the accounting treatment of the Merger.
Merger Consideration
As the Merger is accounted for as a reverse acquisition, the fair value of the consideration transferred in common stock was measured based upon the number of shares of common stock Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger, multiplied by the closing price of Colony class A common stock of $21.52 on the Closing Date. As a result, the implied shares of Colony common stock issued in consideration was computed as the number of outstanding shares of NSAM and NRF common stock prior to the Closing Date divided by the exchange ratios of 1.4663 and 1.3335, respectively.
Substantially all NSAM and NRF equity awards outstanding on the Closing Date vested upon consummation of the Merger. As Colony NorthStar issued its common stock upon consummation of the Merger and settlement of these equity awards relate to pre-Merger services, these equity awards were included in the outstanding shares of NSAM and NRF common stock used to determine the merger consideration.
NSAM and NRF equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger were assumed by Colony NorthStar through the conversion of such equity awards into comparable Colony NorthStar equity awards with substantially the same vesting terms pre-merger. The portion of the replacement awards attributable to pre-combination services forms part of the merger consideration, while the portion attributable to post-combination services is recognized prospectively as compensation expense of Colony NorthStar in the post-Merger period.
The Colony NorthStar preferred stock issued as merger consideration upon the closing of the Merger to the holders of NRF preferred stock was on a one-for-one basis.
The Company assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. These amounts, net of $260.6 million of cash assumed, are presented as investing cash outflows in the consolidated statement of cash flows.

Fair value of the merger consideration was determined as follows:

(In thousands, except price per share)	NSAM	NRF	Total
Outstanding shares of common stock prior to closing of the Merger	190,739	183,147
Replacement equity-based awards attributable to pre-combination services (i)	300	150
	191,039	183,297
Exchange ratio(ii)	1.4663	1.3335
Implied shares of Colony common stock issued in consideration	130,286	137,456	267,742
Price per share of Colony class A common stock	$21.52	$21.52	$21.52
Fair value of implied shares of Colony common stock issued in consideration	$2,803,760	$2,958,039	$5,761,799
Fair value of Colony NorthStar preferred stock issued (iii)	—	1,010,320	1,010,320
Fair value of NRF stock owned by NSAM (iv)	(43,795)	—	(43,795)
Total merger consideration	$2,759,965	$3,968,359	$6,728,324
__________

(i)	Represents the portion of non-employee restricted stock unit awards that did not vest upon consummation of the Merger and pertains to services rendered prior to the Merger.

(ii)
Represents (a) the pre-determined exchange ratio of one share of Colony common stock for 1.4663 shares of Colony NorthStar common stock; and (b) the derived exchange ratio of one share of Colony common stock for 1.3335 shares of NRF common stock based on the pre-determined exchange ratio of one NRF share of common stock for 1.0996 shares of Colony NorthStar common stock.

(iii)
Fair value of Colony NorthStar preferred stock issued was measured based on the shares of NRF preferred stock outstanding at Closing Date and the closing traded price of the respective series of NRF preferred stock on the Closing Date, including accrued dividends, as follows:

(In thousands, except price per share)	Number of Shares Outstanding	Price Per Share	Fair Value
NRF Preferred Stock
Series A 8.75%	2,467	$25.61	$63,182
Series B 8.25%	13,999	25.15	352,004
Series C 8.875%	5,000	25.80	128,995
Series D 8.50%	8,000	25.82	206,597
Series E 8.75%	10,000	25.95	259,542
Fair value of Colony NorthStar preferred stock issued	39,466		$1,010,320

(iv)
Represents 2.7 million shares of NRF common stock owned by NSAM prior to the Merger and canceled upon consummation of the Merger, valued at the closing price of NRF common stock of $16.13 on the Closing Date.

The following table presents a preliminary allocation of the merger consideration to assets acquired, liabilities assumed and noncontrolling interests of NSAM and NRF based on their respective estimated fair values as of the Closing Date. The resulting goodwill represents the value expected from the economies of scale and synergies created through combining the operations of the merged entities, and is assigned to the investment management segment.
The estimated fair values and allocation of the merger consideration presented below are preliminary and based on information available as of the Closing Date as we continue to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date.

(In thousands)	NSAM	NRF	Total
Merger consideration	$2,759,965	$3,968,359	$6,728,324
Allocation of merger consideration:
Assets acquired	2,703,610	14,758,163	17,461,773
Liabilities assumed	1,142,142	10,274,795	11,416,937
Redeemable noncontrolling interests	78,843	—	78,843
Noncontrolling interests—investment entities	—	515,009	515,009
Noncontrolling interests—Operating Company	8,162	—	8,162
Fair value of net assets acquired	1,474,463	3,968,359	5,442,822
Goodwill	$1,285,502	$—	$1,285,502

Preliminary fair values assigned to the assets acquired, liabilities assumed and noncontrolling interests of NSAM and NRF as of the Closing Date were as follows:

	January 10, 2017
(In thousands)	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609
Restricted cash	18,052	158,762	176,814
Real estate assets	—	9,968,026	9,968,026
Loans receivable	28,485	336,657	365,142
Investments in unconsolidated ventures	76,671	608,946	685,617
Securities	3,065	433,850	436,915
Identifiable intangible assets	661,496	357,797	1,019,293
Management agreement between NSAM and NRF	1,683,028	—	1,683,028
Assets held for sale	—	2,096,671	2,096,671
Other assets	79,955	689,703	769,658
Total assets	2,703,610	14,758,163	17,461,773
Liabilities
Debt	—	6,720,259	6,720,259
Intangible liabilities	—	219,219	219,219
Management agreement between NSAM and NRF	—	1,683,028	1,683,028
Liabilities related to assets held for sale	—	1,281,406	1,281,406
Tax liabilities	169,387	64,453	233,840
Accrued and other liabilities	972,755	306,430	1,279,185
Total liabilities	1,142,142	10,274,795	11,416,937
Redeemable noncontrolling interests	78,843	—	78,843
Noncontrolling interests—investment entities	—	515,009	515,009
Noncontrolling interests—Operating Company	8,162	—	8,162
Fair value of net assets acquired	$1,474,463	$3,968,359	$5,442,822
The Merger effectively resulted in the settlement of the pre-merger management agreement between NSAM and NRF. The terms of the management agreement were determined to be off-market when compared to the terms of similar management agreements of other externally managed mortgage and equity REITs. The off-market component was valued at $1.7 billion based on a discounted cash flow analysis using a discount rate of 9%, and recorded as an intangible asset attributed to NSAM and a corresponding intangible liability attributed to NRF, in each case as of the Closing Date. Upon settlement of the management agreement, the intangible asset and the corresponding intangible liability were eliminated. No net gain or loss was recognized by Colony NorthStar resulting from the settlement.
Certain deferred tax liabilities were recognized in connection with the Merger, related primarily to NSAM's investment management contract intangible assets and basis differences in NRF's real estate assets in the United Kingdom arising from recording those assets at fair value on the Closing Date.
Fair value of other assets acquired, liabilities assumed and noncontrolling interests were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on the income approach which includes a direct capitalization method with overall capitalization rates ranging between 4.4% and 10.4%. For real estate held for sale, fair value was determined based on contracted sale price or a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets such as land, building and leaseholds, tenant and land improvements as well as identified intangible assets and liabilities such as above- and below-market leases, below market ground lease obligations and in-place lease value. Useful lives of the intangibles acquired range from 6 years to 90 years for ground lease obligations and 1 year to 17 years for all other real estate related intangibles.
Loans Receivable—Fair value is determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which include consideration of borrower or sponsor credit, as well as operating results of the underlying collateral. For certain loans receivable considered to be impaired, their carrying value approximated fair value.

Investments in Unconsolidated Ventures—Fair value is based on timing and amount of expected future cash flows for income as well as realization events of the underlying assets of the investees, and for certain investments in funds, a proportionate share of its most recent net asset value.
Securities—Fair value is based on quotations from brokers or financial institutions that act as underwriters of the debt securities, third-party pricing service or discounted cash flows depending on the type of debt securities. Fair value of equity security is based on the listed price of the publicly traded security.
Investment Management Related Intangible Assets—This consists primarily of management contracts, customer relationships, trade names and broker dealer license. This includes assets related to an 84% interest acquired by NSAM in January 2016 in Townsend, which provides real estate investment management and advisory services. The fair value of management contracts represent the discounted excess earnings attributable to the future management fee income from in-place management contracts, with discount rates ranging between 8% and 10%. The management contracts have useful lives ranging from 2 years to 18 years. The fair value of customer relationships represents the potential fee income from repeat customers through future sponsored investment vehicles, with the useful lives of such vehicles ranging from 20 to 30 years. The trade names of NSAM and Townsend were valued as the discounted savings of royalty fees by applying a royalty rate of 1.5% and 2%, respectively, against expected fee income, and have useful lives of 20 years and 30 years, respectively. The fair value of NSAM's broker dealer license represents the estimated cost of obtaining a license.
Debt—Fair value of exchangeable notes was determined based on unadjusted quoted prices in a non-active market. Fair value of mortgage and other notes payable was estimated by reviewing rates currently available with similar terms and remaining maturities. Fair value of securitization bonds payable was based on quotations from brokers or financial institutions that act as underwriters of the securitized bonds. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
Noncontrolling Interests—Fair value of noncontrolling interests in investment entities was estimated as their share of fair values of the net assets of the underlying investment entities, including any incentive distributions. The fair value of noncontrolling interests in Operating Company was determined based upon the closing price of Colony class A common stock multiplied by the number of OP Units assumed in the Merger, after applying the exchange ratio.
Results of NSAM and NRF
For the three months ended March 31, 2017, the Company's results of operations included contributions from the legacy business of NSAM and NRF as follows:

	January 11, 2017 to March 31, 2017
(In thousands)	NSAM	NRF	Total
Total revenues	$44,969	$352,483	$397,452
Net income (loss) attributable to Colony NorthStar, Inc.	(16,988)	8,966	(8,022)
Net income (loss) attributable to common stockholders	(16,988)	8,966	(8,022)
Merger-Related Costs
Transaction costs of $83.6 million were incurred in connection with the Merger in the three months ended March 31, 2017, consisting largely of professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge facility commitment that was terminated on the Closing Date. Approximately $66.8 million of the transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Merger.
Additionally, the Company also incurred $45.6 million of other Merger-related costs during the three months ended March 31, 2017, as follows:

•	equity-based compensation of $26.0 million related to replacement equity awards issued to certain NSAM executives as part of the Merger (Note 20); and

•
other Merger-related costs to transition and integrate the operations of the combined entities, such as compensation expense of $15.5 million for severance and employee transition, as well as $4.1 million of administrative costs, including but not limited to system integration, lease termination and professional fees paid to third party advisors and consultants.

Merger-related costs are expensed as incurred and such costs expensed by NSAM and NRF prior to the Closing Date were excluded from the Company's results of operations.

Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Merger had been consummated on January 1, 2016. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Merger-related expenses of $83.6 million for the three months ended March 31, 2017. The pro forma financial information also gives effect to certain sales initiatives by NRF, cessation of the management agreement between NSAM and NRF, as well as a pay down of NSAM and NRF corporate borrowings. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Merger been completed on January 1, 2016, nor indicative of future results of operations of the Company.

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Pro forma:
Total revenues	$644,429	$663,183
Net income (loss) attributable to Colony NorthStar, Inc.	117,365	(134,465)
Net income (loss) attributable to common stockholders	84,212	(167,405)
Earnings (loss) per common share:
Basic	$0.17	$(0.30)
Diluted	$0.17	$(0.30)
Restructuring of Real Estate Loans into Equity Ownership
In the normal course of business, the Company may foreclose on the underlying asset in settlement of its loan receivable or otherwise undertake various restructuring measures in connection with its investments.
Following the Merger, on January 25, 2017, the Company and its joint venture partners, through its consolidated investment venture, acquired a controlling interest in a defaulted borrower, a real estate investment group in Europe ("CPI") in connection with a restructuring of the CPI group. Certain entities within the CPI group were in receivership proceedings at the time of the restructuring. The Company acquired CPI's real estate portfolio, consisting of hotels, offices and mixed-use properties, and assumed the underlying mortgage debt, some of which were in payment default, including maturity default. Certain CPI employees responsible for asset and property management became employees of the Company. As a result of the acquisition, the Company's outstanding loans receivable were considered to be effectively settled at their carrying value and formed part of the consideration transferred for the transaction.
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation was based on information available at the time of acquisition and we continue to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates may be subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(In thousands)	January 25, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644
Cash	49,537
Total consideration	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303
Real estate assets	539,233
Real estate and related assets held for sale	26,263
Lease intangibles and other assets	38,288
Debt	(275,859)
Tax liabilities	(33,051)
Lease intangibles and other liabilities	(60,208)
Liabilities related to assets held for sale	(2,788)
Fair value of net assets acquired	$232,181
Fair value of assets acquired and liabilities assumed were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on a discounted cash flow analysis with a weighted average discount rate of 6.6% or direct capitalization analysis with weighted average capitalization rate of 13.5%. For real estate held for sale, fair value was determined based on contracted sale price or a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building and tenant and site improvements and identified intangibles, such as above- and below-market leases and in-place lease values.
Debt—Fair value of debt is estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities, applying discount rates ranging between 1.25% and 3.5%, with such debt fair values not exceeding the fair value of their underlying collateral.
Total revenues and net loss attributable to Colony NorthStar, Inc. from the acquisition of CPI, as included in the consolidated statement of operations, were $7.9 million and $1.2 million, respectively, for the period from acquisition date through March 31, 2017.
4. Real Estate Assets
The Company's real estate assets, including properties foreclosed by the Company, were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Land and improvements	$2,115,492	$764,365
Buildings, building leaseholds and improvements	11,129,943	2,559,682
Tenant improvements	138,175	87,643
Furniture, fixtures and equipment	283,696	7
Construction in progress	57,337	8,856
	13,724,643	3,420,553
Less: Accumulated depreciation	(263,771)	(176,922)
Real estate assets, net	$13,460,872	$3,243,631
Real Estate Sales
Real estate assets sold during the three months ended March 31, 2017 and 2016 generated proceeds of $903.8 million and $168.7 million, respectively, resulting in gains on sale of $9.0 million and $51.1 million, respectively.
Real estate sold in the three months ended March 31, 2017 and 2016 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio acquired through the Merger which qualified as held for sale upon acquisition, as discussed in Note 17.
Real estate held for sale at March 31, 2017 is presented in Note 9.

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate assets acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Buildings	Lease Intangible Assets	Lease Intangible Liabilities
Three Months Ended March 31, 2017 (2)
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
Various	Light industrial—Various in U.S.	7	117,912	17,894	95,533	6,176	(1,691)
			$128,286	$21,749	$101,097	$7,131	$(1,691)
Year Ended December 31, 2016
Business Combinations (3) (4)
January	Industrial—Spain	23	$94,403	$33,265	$56,585	$5,318	$(765)
April	Industrial—Massachusetts, U.S. (5)	1	34,900	5,235	27,731	1,934	—
May	Office—France	1	18,203	14,150	3,815	388	(150)
Various	Light industrial—Various in U.S.	18	201,635	36,974	151,689	16,063	(3,091)
Asset Acquisitions
Various	Light industrial—Various in U.S.	12	113,200	20,749	84,724	8,398	(671)
			$462,341	$110,373	$324,544	$32,101	$(4,677)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Transaction costs are included in purchase price for asset acquisitions and excluded for business combinations.

(2)	Useful life of real estate assets acquired in 2017 as presented above ranges from 26 to 32 years for buildings, 3 to 10 years for improvements and 3 to 6 years for other lease intangibles.

(3)	Prior to the adoption of the new definition of a business effective October 1, 2016, real estate acquisitions with existing leases generally met the definition of a business combination.

(4)
Fair values and purchase price allocation are subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed as of date of acquisition.

(5)	Real estate asset was sold in August 2016.
Depreciation and Impairment
Depreciation expense and impairment loss recognized on real estate assets were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Depreciation	$107,328	$27,520
Impairment loss on real estate held for investment	6,768	—
Impairment loss on real estate held for sale	1,751	1,759
Property Operating Income
The components of property operating income were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Rental income	$151,243	$67,221
Tenant reimbursements	31,525	14,745
Resident fee income (1)	65,694	—
Hotel operating income	178,392	9,651
	$426,854	$91,617
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2061. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of March 31, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$420,458
2018	510,826
2019	460,691
2020	422,118
2021	362,350
2022 and after	1,565,928
Total (1)	$3,742,371
__________

(1)
Excludes hotel operating income, as well as resident fee income from healthcare properties permitted by RIDEA and rental income from multifamily properties, both of which are subject to short-term leases.

Commitments and Contractual Obligations
Purchase Commitments—At March 31, 2017, the industrial segment made a deposit of $0.2 million with remaining unfunded purchase commitment of $16.0 million for the acquisition of three buildings.
Guarantee Agreements—In connection with certain hotel acquisitions acquired in connection with the Merger, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2025 to 2030. At March 31, 2017, the aggregate amount under these guarantees was $0.5 million.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. The amounts represent minimum future base rent commitments of the respective leases, excluding any contingent rent payments.  Certain rents paid under ground leases are paid directly by the tenants/operators. Ground rent expense, including contingent rent, was $0.9 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, future minimum rental payments on noncancellable ground leases on real estate held for investment were as follows.

Year Ending December 31,	(In thousands)
Remaining 2017	$4,426
2018	5,251
2019	5,175
2020	5,226
2021	5,304
2022 and after	125,793
Total	$151,175

5. Loans Receivable
The following table provides a summary of the Company’s loans held for investment:

	March 31, 2017				December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$1,153,539	$1,130,321	9.0%	2.6	$894,232	$881,755	9.0%	3.5
Securitized loans (1)	65,475	66,958	6.6%	13.4	105,586	107,609	6.4%	15.4
Mezzanine loans	392,520	387,248	11.9%	3.1	372,247	369,207	12.3%	2.8
Corporate loans	64,685	60,155	10.1%	10.1	—	—	—%	—
	1,676,219	1,644,682			1,372,065	1,358,571
Variable rate
Mortgage loans	562,592	560,974	7.1%	0.9	494,797	487,651	8.2%	0.8
Securitized loans (1)	706,702	706,869	6.0%	3.1	775,963	776,156	5.7%	2.7
Mezzanine loans	446,697	454,300	10.2%	1.6	348,035	347,469	11.2%	0.6
	1,715,991	1,722,143			1,618,795	1,611,276
	3,392,210	3,366,825			2,990,860	2,969,847
PCI Loans
Mortgage loans	1,822,671	730,805			748,930	521,905
Securitized mortgage loans	28,098	8,164			8,146	6,836
Mezzanine loans	11,190	3,671			—	—
	1,861,959	742,640			757,076	528,741
Allowance for loan losses		(69,470)				(67,980)
Loans receivable, net	$5,254,169	$4,039,995			$3,747,936	$3,430,608
__________

(1)	Represents loans transferred into securitization vehicles that are consolidated by the Company (see Note 14).
Nonaccrual and Past Due Loans
Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. The following table provides an aging summary of loans held for investment at carrying values before allowance for loan losses, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
March 31, 2017	$3,315,762	$11,408	$—	$39,655	$3,366,825
December 31, 2016	2,912,023	7,379	1,172	49,273	2,969,847
Troubled Debt Restructuring
The following table provides a summary of non-PCI loan modifications classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. There were no loans modified as TDRs in the three months ended March 31, 2017.

(Dollars in thousands)	Three Months Ended March 31, 2016
Loans modified as TDRs during the period:
Number of loans	1
Carrying value of loans before allowance for loan losses	$37,611
Loss incurred	$1,687
At March 31, 2017 and December 31, 2016, carrying value of TDR loans before allowance for loan losses were $66.2 million. These TDR loans were not in default post-modification. As of March 31, 2017, the Company has no additional commitments to lend to borrowers with TDR loans.

Non-PCI Impaired Loans
Non-PCI loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents non-PCI impaired loans at the respective reporting dates:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
March 31, 2017	$106,170	$71,678	$34,247	$105,925	$3,530
December 31, 2016	116,881	56,650	60,025	116,675	6,287
The average carrying value and interest income recognized on non-PCI impaired loans were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Average carrying value before allowance for loan losses	$103,795	$116,647
Interest income	756	252
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments.
In January 2017, the Company acquired additional PCI loans through the Merger as well as a portfolio of loans, which included PCI loans, secured by commercial properties in Ireland. Information about these PCI loans at time of acquisition is presented below:

(In thousands)
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745
Changes in accretable yield of PCI loans were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Beginning accretable yield	$52,572	$66,639
Additions	23,594	—
Changes in accretable yield	5,187	6,510
Accretion recognized in earnings	(15,809)	(14,087)
Effect of changes in foreign exchange rates	81	156
Ending accretable yield	$65,625	$59,218
Interest Income Recognized on Cash Basis
For the three months ended March 31, 2017 and 2016, interest income of $204,000 and $349,000, respectively, were recognized on a cash basis in relation to loans with carrying values before allowance for loan losses totaling $55.9 million and $37.9 million, respectively, as the Company did not have a reasonable expectation of the timing and amount of future cash receipts.

Allowance for Loan Losses
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	March 31, 2017		December 31, 2016
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$3,530	$71,678	$6,287	$56,650
PCI loans	65,940	282,826	61,693	243,155
	$69,470	$354,504	$67,980	$299,805
Changes in allowance for loan losses is presented below:

	Three Months Ended March 31,
(In thousands)	2017	2016
Allowance for loan losses at January 1	$67,980	$35,187
Provision for loan losses	6,724	4,489
Charge-off	(5,234)	—
Allowance for loan losses at March 31	$69,470	$39,676
Included in provision for loan losses in the three months ended March 31, 2017 was a reversal of $0.9 million of provision previously recorded on PCI loans. There was no such reversal in the three months ended March 31, 2016.
Loans Held For Sale
Loans held for sale are presented in Note 9.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2017, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $199.8 million, of which the Company's share was $109.1 million, net of amounts attributable to noncontrolling interests.
6. Investments in Unconsolidated Ventures
The Company's investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows:

(In thousands)	March 31, 2017	December 31, 2016
Equity method investments
Investment ventures	$1,021,790	$933,262
Private funds and investment companies	20,050	19,997
	1,041,840	953,259
Cost method investments
Investment venture	99,604	99,736
Non-traded REITs	19,212	—
	118,816	99,736
Investments under fair value option
Private funds	400,984	—
	$1,561,640	$1,052,995
As a result of the Merger, the Company acquired investments in unconsolidated ventures at fair value. The difference between the historical carrying value of the underlying net assets of the acquired equity method investments and their respective fair values was recorded as a basis difference. Any basis difference not attributed to goodwill is amortized over the remaining weighted average useful life of the underlying identifiable assets of each acquired equity method investment, recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations.

Equity Method Investments
Investment Ventures—Certain of the Company's equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
Private Funds—The Company's investment in private funds comprise immaterial general partner ("GP") interests in funds sponsored by the Company and limited partner ("LP") interest in a fund in which the Company has an equity method investment in the sponsor.
Investment Companies—This represents the Company's 50% interest through seed capital in investment companies that the Company manages on a fee basis.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments, except for the Company's distribution support obligations as discussed below. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2017 and December 31, 2016, respectively.
The Company’s investments accounted for under the equity method are summarized below:

(Dollars in thousands)			Ownership Interest (1)	Carrying Value
Investments	Description		March 31, 2017	March 31, 2017	December 31, 2016
Colony Starwood Homes	Common equity in operating company of single family residential REIT	(2)	6.3%	$161,558	$316,113
Colony American Finance	Common equity in specialty finance company that lends to owners of single family homes for rent	(2)	17.4%	55,285	57,754
RXR Realty	Common equity in investment venture with a real estate owner, developer and investment manager		27.2%	108,882	—
Preferred equity	Preferred equity investments with underlying real estate	(3)	Various	215,013	188,255
ADC investments	Ten investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures		(4)	340,618	330,996
Private funds and investment companies	GP interests in Company sponsored private funds, LP interest in third-party sponsored private fund, as well as seed capital in investment companies		(5)	20,050	19,997
Other investment ventures	Interests in 17 investments, each with less than $60 million carrying value at March 31, 2017		Various	140,434	40,144
				$1,041,840	$953,259
__________

(1)
The Company's ownership interest represents capital contributed to date and may not be reflective of the Company's economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each equity method investment has been determined to be either a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have the power to control through a majority of voting interest or through other arrangements.

(2)	The Company has significant influence over the investees through voting rights from its board representation.

(3)
For two investments where the Company has 75% and 90% ownership at March 31, 2017, the minority member has control over day-to-day operations of the investment venture, therefore, the Company does not control but has significant influence over the investment venture through its majority interest. Other preferred equity investments have no stated ownership interest.

(4)	Ownership interest generally ranges between 34% to 50%. Certain ADC investments have residual profit participation without a stated ownership interest.

(5)
Consists of (i) immaterial GP interests in private funds between 0.1% to 0.3%, (ii) 15% LP interest in a private fund in which the Company has an equity method investment in the sponsor and (iii) seed capital for a 50% interest in investment companies.

In connection with a secondary offering of common shares in March 2017 by its investee, Colony Starwood Homes, the Company sold approximately 7.6 million shares for net proceeds of $239.1 million. The Company recorded a total gain of $89.1 million in earnings from investments in unconsolidated ventures, resulting from the sale of its interest as well as its proportionate share of gain from the additional share issuance by the investee. The Company's ownership interest in Colony Starwood Homes decreased from 14% at December 31, 2016 to 6.3% at March 31, 2017.
Cost Method Investments
Investments that do not qualify for equity method accounting and for which fair value option is not elected are accounted for under the cost method. The Company's cost method investments represent (i) common stock in a supermarket chain, of which $50 million was funded by OP to an investor consortium, alongside $50 million from a passive co-investment partner; as well as (ii) immaterial interests in Company-sponsored non-traded REITs, NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), NorthStar Real Estate Income II, Inc. ("NorthStar Income II") and NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro").
Investments under Fair Value Option
The Company elected to account for its limited partnership interests, which range from 0.2% to 22.6%, in third-party sponsored funds acquired through the Merger, under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investment and Other Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At March 31, 2017, the Company’s share of these commitments was $51.5 million.
Private Funds—At March 31, 2017, the Company has unfunded commitments of $134.6 million and $25.6 million to Company-sponsored funds and third party-sponsored funds, respectively, including a private real estate fund sponsored by the Company's equity method investee, RXR Realty.
Retail Companies—The Company has committed to purchase up to $10.0 million in shares of common stock of its non-traded REITs and investment companies (collectively, the "Retail Companies") during the period from when each offering was declared effective through the end of their respective offering period, in the event that distributions to their stockholders, on a quarterly basis, exceed certain measures of operating performance. In addition, the Company committed up to $10.0 million to provide as distribution support in future sponsored Retail Companies, up to a total of five new companies per year. At March 31, 2017, the Company's remaining unfunded commitments to certain of the Retail Companies totaled $18.0 million.

7. Securities
The following table summarizes the Company's investment in debt and equity securities classified as available for sale. The balance at March 31, 2017 represents securities acquired through the Merger.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
At March 31, 2017
CRE securities of consolidated N-Star CDOs:(1)
CMBS	$223,358	$2,850	$(2,544)	$223,664
Agency debentures	40,047	296	(8)	40,335
Other securities (2)	19,136	755	(86)	19,805
N-Star CDO bonds (3)	113,405	651	(9,624)	104,432
CMBS and other securities (4)	20,437	2,058	(16)	22,479
Equity securities	3,064	—	(209)	2,855
	$419,447	$6,610	$(12,487)	$413,570
At December 31, 2016
CMBS	$24,103	$—	$(657)	$23,446
__________
(1) As of March 31, 2017, the carrying value of CDO bonds payable in consolidated N-Star CDOs is $237.9 million.
(2) Represents unsecured REIT debt and trust preferred securities.

(3)
Excludes $140.4 million principal amount of N-Star CDO bonds held by the Company in its consolidated CDOs that are eliminated upon consolidation and includes $2.0 million principal amount of N-Star CDO bonds held by a consolidated N-Star CDO.

(4)	Includes a trust preferred security and certain investments in other third party CDO bonds.
N-Star CDOs—The Company acquired, upon Merger, NRF's legacy CDOs. NRF had sponsored CDOs, collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs are consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs.
At the time of issuance of the sponsored CDOs, NRF retained investment grade subordinate bonds. NRF also retained equity interests in the form of preferred shares in all of its sponsored CDOs. Additionally, NRF repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained investment grade subordinate bonds are collectively referred to as N-Star CDO bonds. All N-Star CDOs are past their reinvestment period and are amortizing over time as the underlying assets pay down or are sold.
CMBS and Other Securities—These securities are predominantly commercial mortgage-backed securities (“CMBS”), including investments in mezzanine positions.
At March 31, 2017, contractual maturities of CRE securities ranged from one month to 36 years, with a weighted average expected maturity of 4.2 years.
Equity Securities— At March 31, 2017, the Company held 0.3 million shares of common stock in NorthStar Realty Europe Corp ("NRE"), a publicly-traded REIT, managed by the Company.
Disposition of Securities
Resulting from the sale of legacy Colony's CMBS securities, realized gains were recorded in other gain, net, as follows:

(In thousands)	Three Months Ended March 31, 2017
Proceeds from sale	$24,788
Gross realized gain	567
There were no sales of securities for the three months ended March 31, 2016.

Impairment of AFS Securities
The following table presents AFS securities in a gross unrealized loss position:

	Less Than 12 Months
	March 31, 2017		December 31, 2016
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$130,027	$(2,544)	$—	$—
Agency debentures	2,064	(8)	—	—
Other securities	149	(86)	—	—
N-Star CDO bonds	98,712	(9,624)	—	—
CMBS and other securities	73	(16)	23,446	(657)
There were no AFS securities in a gross unrealized loss position for more than 12 months. Any unrealized losses on securities acquired through the Merger were reset on the Closing Date.
As of March 31, 2017, the Company does not intend to sell any of the AFS securities in a loss position and it is not likely that the Company will be required to sell these securities prior to recovery of their amortized cost, which may be at maturity. The Company believes that the AFS securities with unrealized loss in AOCI are not other than temporarily impaired at March 31, 2017.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger were considered to be credit impaired at time of acquisition, with the following outstanding balance at March 31, 2017:

(In thousands)	March 31, 2017
Outstanding principal	$496,082
Amortized cost	49,886
Carrying value	49,363
Information about these PCI debt securities upon acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$565,755
Less: Nonaccretable difference	(433,321)
Cash flows expected to be collected	132,434
Less: Accretable yield	(74,848)
Fair value of PCI debt securities acquired	$57,586
The table below presents changes in accretable yield related to these PCI debt securities:

(In thousands)	Three Months Ended March 31, 2017
Beginning accretable yield	$—
Assumed through the Merger	74,848
Accretion recognized in earnings	(4,146)
Net reclassifications to nonaccretable difference	(632)
Ending accretable yield	$70,070
8. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill associated with each of the Company's business combinations is attributed to the following reportable segments. This includes $1.3 billion of goodwill arising from the Merger (Note 3), of which $0.2 billion was related to the Townsend investment management business which was held for sale at March 31, 2017 (Note 9). The total goodwill amount below is not expected to be deductible for income tax purposes.

(In thousands)	March 31, 2017	December 31, 2016
Industrial	$20,000	$20,000
Investment management	1,697,365	660,127
	$1,717,365	$680,127
No goodwill impairment was recognized for the three months ended March 31, 2017 and 2016.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$272,876	$(67,845)	$205,031	$149,301	$(52,489)	$96,812
Above-market lease values	165,365	(19,180)	146,185	27,731	(13,705)	14,026
Below-market ground lease obligations	36,786	(1,924)	34,862	34,241	(411)	33,830
Deferred leasing costs	110,706	(28,088)	82,618	88,879	(25,502)	63,377
Trade name (2)	80,300	(729)	79,571	15,500	NA	15,500
Investment management contracts	402,135	(39,973)	362,162	39,646	(25,400)	14,246
Customer relationships	59,400	(6,969)	52,431	46,800	(5,850)	40,950
Other (3)	56,641	(297)	56,344	—	—	—
Total deferred leasing costs and intangible assets	$1,184,209	$(165,005)	$1,019,204	$402,098	$(123,357)	$278,741
Intangible Liabilities
Below-market lease values	$231,826	$(17,153)	$214,673	$30,507	$(10,690)	$19,817
Above-market ground lease obligations	14,124	(174)	13,950	172	(12)	160
Total intangible liabilities	$245,950	$(17,327)	$228,623	$30,679	$(10,702)	$19,977
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition.

(2)	The NSAM trade name is amortized over its useful life of 20 years, while Colony trade name is determined to have an indefinite useful life and not currently subject to amortization.

(3)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized, franchise agreements associated with certain hotel properties which are amortized over 10 to 15 years and the NorthStar Securities broker dealer license which is not amortized.

The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended March 31,
(In thousands)	2017	2016
Above-market lease values	$(5,514)	$(2,766)
Below-market lease values	7,440	1,939
Net increase (decrease) to rental income	$1,926	$(827)

Net below-market ground lease obligations
Net increase (decrease) to ground rent expense	$(52)	$140

In-place lease values	$19,935	$10,416
Deferred leasing costs	4,246	3,348
Trade name	856	—
Investment management contracts	8,218	2,909
Customer relationships	2,940	836
Other	2,275	—
Amortization expense	$38,470	$17,509
The following table presents the annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale, for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining 2017	2018	2019	2020	2021	2022 and after	Total
Above-market lease values	$(12,970)	$(15,379)	$(13,872)	$(9,833)	$(9,041)	$(85,090)	$(146,185)
Below-market lease values	23,851	25,753	24,127	20,087	16,023	104,832	214,673
Increase to rental income	$10,881	$10,374	$10,255	$10,254	$6,982	$19,742	$68,488

Net below-market ground lease obligations
Increase (decrease) to rent expense	$1,447	$176	$(175)	$(127)	$(25)	$19,616	$20,912

In-place lease values	$29,862	$27,048	$21,697	$16,599	$11,543	$98,282	$205,031
Deferred leasing costs	12,362	14,342	12,046	9,628	7,320	26,920	82,618
Trade name	2,430	3,240	3,240	3,240	3,240	48,681	64,071
Investment management contracts	30,379	34,659	33,438	32,509	31,909	199,268	362,162
Customer relationships	3,452	4,572	4,572	4,572	4,572	30,691	52,431
Other	1,374	856	739	739	739	22,338	26,785
Amortization expense	$79,859	$84,717	$75,732	$67,287	$59,323	$426,180	$793,098

9. Assets and Related Liabilities Held For Sale
The Company's assets and related liabilities held for sale at March 31, 2017 are summarized below:

(In thousands)	March 31, 2017	December 31, 2016
Assets
Cash	$13,810	$—
Real estate assets	579,973	223,954
Loans receivable	93,270	29,353
Investments in unconsolidated ventures (1)	21,796	—
Goodwill (2)	248,264	—
Intangible assets, net	273,577	21,239
Other assets	46,005	18,378
Total assets held for sale	$1,276,695	$292,924

Liabilities
Lease intangibles and other liabilities	$77,141	$14,296
Total liabilities related to assets held for sale	$77,141	$14,296
__________

(1)	Represents interests in Townsend-sponsored funds.
In connection with the acquisition of approximately 1% GP interests in the Townsend funds, the Company assumed an obligation to the sellers of Townsend under which the sellers are entitled to approximately 84% of the value of these funds at the closing date of the Townsend acquisition, along with any income related to capital contributed prior to closing. The Company is obligated to fund all future contributions and is entitled to any income on such contributions. The Company's liability to the Townsend sellers of approximately $16.9 million is included within other liabilities above. Certain distributions received from these Townsend funds will be applied against the assumed liability to the Townsend sellers.

(2)	Associated with Townsend investment management business, of which $155 million is deductible for income tax purposes at March 31, 2017.
Assets held for sale at March 31, 2017 did not constitute discontinued operations, other than those acquired through business combinations which qualified as held for sale upon acquisition, as discussed in Note 17.
10. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	March 31, 2017	December 31, 2016
Capital expenditures reserves (1)	$117,354	$1,502
Real estate escrow reserves (2)	45,482	13,116
Borrower escrow deposits	62,287	61,744
Working capital and other reserves (3)	27,760	27,768
Tenant lock boxes (4)	18,755	—
Cash of consolidated N-Star CDOs (5)	15,744	—
Other	28,906	7,829
	$316,288	$111,959
__________

(1)
Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets. At March 31, 2017, included $20.0 million of pre-funded capital expenditures from a noncontrolling interest in the healthcare portfolio.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)	Represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2017	December 31, 2016
Interest receivable	$31,423	$42,296
Straight-line rents and unbilled rent receivable (1)	51,977	39,955
Hotel operating income receivable	16,557	—
Resident fee income receivable	16,436	—
Hotel-related reserves (2)	30,324	—
Investment deposits and pending deal costs	9,951	66,310
Deferred financing costs, net (3)	10,119	10,533
Contingent consideration escrow	12,683	10,836
Derivative assets	32,527	36,101
Deferred tax assets	47,767	—
Receivables from resolution of investments (4)	45,870	—
Prepaid expenses and other	66,893	9,099
Fixed assets, net	47,616	45,455
	$420,143	$260,585
__________

(1)	Presented net of allowance for bad debt of $5.8 million at March 31, 2017 and $4.1 million at December 31, 2016.

(2)
Represents reserves held by the Company's third party manager at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(3)	Deferred financing costs relate to revolving credit arrangements.

(4)	Represents proceeds from loan payoffs and sale of real estate held in escrow at March 31, 2017.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2017	December 31, 2016
Tenant security deposits	$30,273	$12,105
Borrower escrow deposits payable	63,795	64,118
Prepaid and unearned property operating income	44,162	27,575
Interest payable	51,694	19,399
Derivative liabilities	133,034	5,448
Share repurchase payable (1)	10,177	—
Current and deferred tax liability	307,415	41,462
Accrued compensation	41,428	39,697
Accounts payable and other liabilities	282,049	77,148
	$964,027	$286,952
__________

(1)	Represents 783,217 shares of common stock repurchased by the Company in March 2017 that were settled in April 2017 (Note 15).

11. Debt
The Company's debt is made up of the following components:

(In thousands)	Corporate Credit Facility (1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable	Junior Subordinated Notes	Total Debt
March 31, 2017
Principal	$—	$631,860	$8,900,615	$763,359	$280,117	$10,575,951
Premium (discount), net	NA	3,961	(108,515)	(98,265)	(84,659)	(287,478)
Deferred financing costs	NA	(10,529)	(26,108)	(2,288)	—	(38,925)
	$—	$625,292	$8,765,992	$662,806	$195,458	$10,249,548
December 31, 2016
Principal	$422,600	$602,500	$2,235,022	$497,525	$—	$3,757,647
Premium (discount), net	NA	1,385	(3,560)	—	—	(2,175)
Deferred financing costs	NA	(11,059)	(25,765)	(3,030)	—	(39,854)
	$422,600	$592,826	$2,205,697	$494,495	$—	$3,715,618
__________

(1)	Deferred financing costs relating to the corporate credit facility is recorded in other assets.

(2)	At March 31, 2017 and December 31, 2016, debt with carrying value of $344.9 million and $108.8 million, respectively, were related to financing of assets held for sale.
The following table summarizes certain information about the different components of debt:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
March 31, 2017
Recourse
Corporate credit facility	$—	—%	—	$—	—%	—	$—	—%	—
Convertible and exchangeable senior notes	631,860	4.34%	5.0	—	—%	—	631,860	4.34%	5.0
Junior subordinated debt	—	—%	—	280,117	3.86%	19.2	280,117	3.86%	19.2
Secured and unsecured debt (1)	40,656	5.02%	8.7	27,860	3.42%	1.0	68,516	4.37%	5.6
	672,516			307,977			980,493
Non-recourse
Securitization bonds payable	76,988	2.93%	32.0	686,371	2.12%	24.7	763,359	2.20%	25.4
Secured and unsecured debt (2)
Healthcare	2,171,994	4.64%	3.7	1,181,830	4.98%	2.3	3,353,824	4.76%	3.2
Industrial	597,312	3.77%	12.1	77,274	3.02%	0.8	674,586	3.68%	10.8
Hospitality	—	—%	—	2,628,432	4.14%	0.4	2,628,432	4.14%	0.4
Other Real Estate Equity (3)	761,296	4.12%	6.7	1,052,068	3.39%	2.3	1,813,364	3.70%	4.2
Real Estate Debt	—	—%	—	361,893	3.19%	2.3	361,893	3.19%	2.3
	3,607,590			5,987,868			9,595,458
Total debt	$4,280,106			$6,295,845			$10,575,951

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
December 31, 2016
Recourse
Corporate credit facility	$—	—%	—	$422,600	3.02%	3.2	$422,600	3.02%	3.2
Convertible senior notes	602,500	4.25%	4.8	—	—%	—	602,500	4.25%	4.8
Secured and unsecured debt (1)	41,148	5.02%	8.9	45,458	3.36%	0.9	86,606	4.15%	4.7
	643,648			468,058			1,111,706
Non-recourse
Securitization bonds payable	94,408	2.54%	33.2	403,117	2.92%	15.2	497,525	2.85%	18.6
Secured and unsecured debt (2)
Industrial	597,502	3.77%	16.7	413,012	3.02%	2.9	1,010,514	3.46%	11.0
Other Real Estate Equity	487,320	3.74%	8.1	421,177	3.47%	2.4	908,497	3.62%	5.5
Real Estate Debt	—	—%	—	229,405	3.27%	1.7	229,405	3.27%	1.7
	1,179,230			1,466,711			2,645,941
Total debt	$1,822,878			$1,934,769			$3,757,647
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft while the variable rate recourse debt represents warehouse facilities.

(2)
At March 31, 2017, debt with outstanding principal of $318.7 million in the healthcare and hospitality segments were not in compliance with certain covenants, while $218.4 million of outstanding principal in the other real estate equity segment were in payment default, including maturity default, primarily related to debt assumed from acquisition of CPI. At December 31, 2016, outstanding principal of $83.0 million on seller-provided financing on a portfolio of properties in the other real estate equity segment was in payment default. The Company is negotiating with the various lenders and seller to restructure the respective financing arrangements and is in the process of refinancing the CPI debt.

(3)	Includes $4.8 million of outstanding principal of non-recourse unsecured debt assumed through the acquisition of CPI.
Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “JPM Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility matures on January 11, 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At March 31, 2017, the borrowing base valuation was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At March 31, 2017, the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2017), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At March 31, 2017, the Company was in compliance with all of the financial covenants.
The JPM Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure. The occurrence of an event of default may result in the termination of the credit facility, accelerate the Company’s repayment obligations, in certain cases limit the Company’s ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. There have been no events of default since the inception of the credit facility.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes are senior unsecured obligations of the Company and are guaranteed by the Company on a senior unsecured basis.
Upon closing of the Merger, the Company assumed NRF's 7.25% exchangeable notes and 5.375% exchangeable notes at their respective fair values.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

			Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal (in thousands)
Description	Issuance Date	Due Date						March 31, 2017	December 31, 2016
5.00% Convertible Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
7.25% Exchangeable Notes	June 2007 (1)	June 15, 2027	7.250%	21.95	45.5548	590	June 15, 2017	12,955	—
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375%	12.04	83.0837	1,363	June 15, 2023	16,405	—
								$631,860	$602,500
__________

(1)	Represents the initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

(2)
The conversion or exchange rate for convertible and exchangeable senior notes is subject to periodic adjustments to reflect the carried-forward adjustments relating to common stock splits, reverse stock splits, common stock adjustments in connection with spin-offs and cumulative cash dividends paid on the Company's common stock since the issuance of the convertible and exchangeable senior notes. The conversion or exchange ratios are presented in shares of common stock per $1,000 principal of each convertible or exchangeable note.

The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The convertible and exchangeable senior notes are redeemable at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date.
The Company may redeem the 5% and 3.875% convertible notes for cash at its option at any time on or after their respective redemption dates if the last reported sale price of the Company's common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.
The 7.25% and 5.375% exchangeable notes may be exchanged for cash, common stock or a combination thereof, at the Company's election, upon the occurrence of specified events, and at any time on or after their respective redemption dates, and on the second business day immediately preceding their maturity dates.
Secured and Unsecured Debt
These are primarily investment level financing, which are generally subject to customary non-recourse carve-outs, secured by underlying commercial real estate and mortgage loans receivable.
Securitization Bonds Payable
Securitization bonds payable represent debt issued by securitization vehicles consolidated by the Company (Note 14). This includes CMBS debt as well as CLO debt, which were bonds issued by the consolidated N-Star CDO I and CDO IX that were assumed by the Company at fair value upon the Merger.
Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Company. Payments from underlying collateral loans or securities must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the notes.

Junior Subordinated Debt
The junior subordinated debt was assumed by the Company through the Merger at fair value. Prior to the Merger, subsidiaries of NRF formed as statutory trusts, NRF Realty Trust Financial LLC I through VIII (the “Trusts”), issued trust preferred securities ("TruPS") in private placement offerings. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by NRF at the time of the offerings (the "Junior Notes").
The Company may redeem the Junior Notes, in whole or in part, for cash, at par, after five years. To the extent the Company redeems the Junior Notes, the Trusts are required to redeem a corresponding amount of TruPS. The ability of the Trusts to pay dividends depends on the receipt of interest payments on the Junior Notes. The Company has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the Junior Notes for up to six consecutive quarters. If payment of interest on the Junior Notes is deferred, the Trust will defer the quarterly distributions on the TruPS for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the Junior Notes, compounded quarterly.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2017 based on current contractual maturity, except for financing on certain loan portfolios, which are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

(In thousands)	Credit Facilities	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt	Securitization Bonds Payable (2)	Junior Subordinated Notes	Total
Year Ending December 31,
Remaining 2017 (1)	$—	$—	$3,300,505	$81,732	$—	$3,382,237
2018	—	—	554,987	100,000	—	654,987
2019	—	—	2,491,337	115,808	—	2,607,145
2020	—	—	123,047	38,580	—	161,627
2021	—	402,500	823,397	—	—	1,225,897
2022 and after	—	229,360	1,607,342	427,239	280,117	2,544,058
Total	$—	$631,860	$8,900,615	$763,359	$280,117	$10,575,951
__________

(1)
At March 31, 2017, $2,682.4 million of secured and unsecured debt maturing in 2017 have met their respective qualifying conditions for extension of maturity. As of May 5, 2017, the Company has executed commitment letters with various lenders to refinance approximately $1,657.0 million of debt maturing in 2017 in the hospitality segment.

(2)
For securitization bonds payable, principal may be repaid earlier if proceeds from underlying loans and securities are repaid by borrowers. Future estimated principal payments on securitization bonds payable at March 31, 2017, if based on reasonable expectations of cash flows from underlying loans and securities, would be as follows:

(In thousands)	Securitization Bonds Payable
Year Ending December 31,
Remaining 2017	$119,692
2018	203,523
2019	401,564
2020	38,580
Total	$763,359
12. Derivatives
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments and borrowings. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign interest rates and exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships (“designated hedges”) or otherwise used for economic hedging purposes (“non-designated hedges”).

In connection with the Merger, the Company assumed $6.1 billion notional of interest rate contracts, all of which are non-designated. This includes a $2.0 billion notional forward starting swap with a 3.39% strike and a maturity date in December 2029, with mandatory settlement at fair value by December 2019. The interest rate swap was intended to hedge the interest rate risk on future refinancing of certain mortgage debt assumed in the Merger. At March 31, 2017, the interest rate swap was out of the money and recorded as a derivative liability of $124.8 million, which was a $22.6 million favorable change in fair value from the Closing Date.
Gross fair value of derivative assets and derivative liabilities were as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$30,820	$1,309	$32,129	$34,715	$1,103	$35,818
Interest rate contracts	—	398	398	—	283	283
Included in other assets	$30,820	$1,707	$32,527	$34,715	$1,386	$36,101
Derivative Liabilities
Foreign exchange contracts	$(7,367)	$(816)	$(8,183)	$(5,011)	$(437)	$(5,448)
Interest rate contracts	—	(124,851)	(124,851)	—	—	—
Included in accrued and other liabilities	$(7,367)	$(125,667)	$(133,034)	$(5,011)	$(437)	$(5,448)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. At March 31, 2017 and December 31, 2016, the Company had no collateral amounts on deposit.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at March 31, 2017, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)					Range of Expiration Dates
		Designated		Non-Designated		FX Rates ($ per unit of foreign currency)
EUR	FX Collar		€145,826		€149	Min $1.06 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£58,070		£5,930	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€316,727		€2,823	Range from $1.06 to $1.24	May 2017 to January 2022
GBP	FX Forward		£118,352		£17,398	Range from $1.23 to $1.27	December 2018 to December 2020
CHF	FX Forward	CHF	54,548	CHF	997	Range from $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	842,133	NOK	80,867	$0.12	May 2017
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures totaled approximately €504.1 million, £245.8 million, CHF56.2 million and NOK851.6 million, or a total of $1,000.8 million, at March 31, 2017, and €394.4 million, £106.2 million, CHF54.5 million and NOK842.1 million, or a total of $697.4 million, at December 31, 2016.
The Company entered into foreign exchange contracts to hedge the foreign currency exposure of certain investments in foreign subsidiaries or equity method joint ventures, designated as net investment hedges, as follows:

•	forward contracts whereby the Company agrees to sell an amount of foreign currency for an agreed upon amount of U.S. dollars; and

•
    foreign exchange collars (caps and floors) without upfront premium costs, which consist of a combination of currency options with single date expirations, whereby the Company gains protection against foreign currency weakening below a specified level and pays for that protection by giving up gains from foreign currency appreciation above a specified level.

These foreign exchange contracts are used to protect certain of the Company’s foreign denominated investments and receivables from adverse foreign currency fluctuations, with notional amounts and termination dates based upon the anticipated return of capital from the investments.
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings.
Following the liquidation of underlying investments of foreign subsidiaries, net realized gains on net investment hedges were transferred out of accumulated other comprehensive income into other gain amounting to $1.3 million for the three months ended March 31, 2017. There were no such transfers from equity into earnings for the three months ended March 31, 2016.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into other gain (loss), which were unrealized losses of $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At March 31, 2017, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate swaps	$3,911	1-Month LIBOR	4.17% - 5.12%	July 2018 to July 2023
Interest rate caps	$4,066,506	1-Month LIBOR	1.75% - 4.00%	April 2017 to January 2019
Interest rate caps	$413,807	3-Month LIBOR	2.50% - 5.00%	September 2017 to March 2019
Interest rate caps	€406,356	3-Month EURIBOR	0.75% - 1.50%	October 2018 to June 2022
Interest rate caps	£432,397	3-Month GBP LIBOR	2.00% - 2.50%	December 2017 to February 2020
The Company also held a $10.0 million basis swap, paying 3-month LIBOR plus 1.95%, receiving 1-month LIBOR plus 1.88%, expiring in January 2019.
Amounts recorded in other gain were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$—	$33
Non-designated interest rate contracts	$22,592	$(1,044)
Offsetting Assets and Liabilities
The Company enters into agreements subject to enforceable master netting arrangements with its derivative counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by derivative instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. The Company has elected not to net derivative asset and liability positions, notwithstanding the conditions for right of offset may have been met. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
March 31, 2017
Derivative Assets
Foreign exchange contracts	$32,129	$(476)	$—	$31,653
Interest rate contracts	398	—	—	398
	$32,527	$(476)	$—	$32,051
Derivative Liabilities
Foreign exchange contracts	$(8,183)	$476	$—	$(7,707)
Interest rate contracts	(124,851)	—	—	(124,851)
	$(133,034)	$476	$—	$(132,558)

December 31, 2016
Derivative Assets
Foreign exchange contracts	$35,818	$(180)	$—	$35,638
Interest rate contracts	283	—	—	283
	$36,101	$(180)	$—	$35,921
Derivative Liabilities
Foreign exchange contracts	$(5,448)	$180	$—	$(5,268)
Interest rate contracts	—	—	—	—
	$(5,448)	$180	$—	$(5,268)
13. Fair Value
Recurring Fair Values
Assets and liabilities carried at recurring fair values include financial instruments for which the Company elected to account for under the fair value option.
Investments in Unconsolidated Ventures
The Company elected to account for investments in private funds acquired through the Merger under the fair value option effective from Closing Date. The Company determined that recording such investments based on the change in fair value of projected future cash flows from one period to another better represents the underlying economics of the respective investments in the earnings of the Company.
Fair value of investments in private funds is determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets of the funds, classified as Level 3 of the fair value hierarchy. The Company has not elected the practical expedient to measure the fair value of its investments in private funds using the net asset value of the underlying funds.
Securities
N-Star CDO Bonds—Fair value of N-Star CDO bonds is based on quotations from financial institutions that generally acted as underwriters of the CDO transactions. These quotations are not adjusted and are generally based on a valuation model using observable inputs such as interest rates, expected future cash flows, discount rates, estimated prepayments and projected losses. Fair value of subordinate N-Star CDO bonds is determined using an internal price interpolated based on third-party prices of the senior N-Star CDO bonds of the respective CDOs. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
CMBS and other securities—Fair value is determined based on broker quotes, third party pricing services or an internal price, all of which are generally derived from unobservable inputs, and therefore classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including recent transactions as well as its knowledge of and experience in the market.
Equity securities—Fair value of equity interests in NRE is based on quoted prices in an active market and classified as Level 1 of the fair value hierarchy.

Derivatives
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are traded over-the-counter, and are valued using a third-party service provider. These quotations are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. If a significant credit valuation adjustment is applied to a derivative instrument to account for the risk of non-performance, such fair value measurement is classified as Level 3 of the fair value hierarchy. For derivatives held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
Due To Affiliates—Contingent Consideration
Contingent consideration is payable to certain senior executives of the Company in connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015. The contingent consideration is to be paid in a combination of up to approximately 1.50 million shares of class A common stock, 133,420 shares of class B common stock and approximately 5.09 million OP Units, after giving effect to the Colony exchange ratio of 1.4663, subject to multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target and capital-raising thresholds from the funds management business. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. The contingent consideration is remeasured at fair value each reporting period using a third party valuation service provider and classified as Level 3 of the fair value hierarchy. Fair value of the contingent consideration is measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The valuation methodology considered the class A common stock price and related equity volatilities to convert the contingent consideration payout into shares.
The table below presents a summary of assets and liabilities carried at fair value on a recurring basis, including financial instruments for which fair value option was elected.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets
Investment in unconsolidated ventures—private funds	$—	$—	$400,984	$400,984
Securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	223,664	223,664
Agency debentures	—	—	40,335	40,335
Other securities	—	—	19,805	19,805
N-Star CDO bonds	—	—	104,432	104,432
CMBS and other securities	—	—	22,479	22,479
Equity securities	2,855	—	—	2,855
Other assets—derivative assets	—	32,527	—	32,527
Liabilities
Other liabilities—derivative liabilities	—	133,034	—	133,034
Due to affiliates—contingent consideration	—	—	37,850	37,850

December 31, 2016
Assets
Securities—CMBS	$—	$23,446	$—	$23,446
Other assets—derivative assets	—	36,101	—	36,101
Liabilities
Other liabilities—derivative liabilities	—	5,448	—	5,448
Due to affiliates—contingent consideration	—	—	41,250	41,250

Level 3 Fair Value Measurements
Quantitative information about recurring level 3 fair value measurements are as follows:

		Valuation Technique	Key Unobservable Inputs	Input Value	Impact to Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
At March 31, 2017
Investments in unconsolidated ventures—private funds	$400,984	Discounted cash flows	Discount rate	11.6% (8.1% - 18.9%)	Decrease
Due to affiliates—contingent consideration	$37,850	Monte Carlo simulation	Benchmark FFO volatility	21.7%	Increase
			Equity volatility	29.5%	Increase
			Correlation (2)	80.0%	Increase
At December 31, 2016
Due to affiliates—contingent consideration	$41,250	Monte Carlo simulation	Benchmark FFO volatility	16.1%	Increase
			Equity volatility	32.5%	Increase
			Correlation (2)	80.0%	Increase
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Represents assumed correlation between Benchmark FFO and class A common stock price.
The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income. Any transfers in or out of Level 3 are assumed to occur at the beginning of the year.

	Assets		Liabilities
(In thousands)	Investments in Unconsolidated Ventures—Private Funds	Securities	Due To Affiliates—Contingent Consideration
Fair value at December 31, 2016	$—	$—	$(41,250)
Acquired through the Merger	416,696	433,850	—
Purchases/ borrowings / amortization / contributions	73	15,031	—
Paydowns or distributions	(26,746)	(31,321)	—
Realized gains (losses) in earnings	—	(1,193)	—
Unrealized gains (losses):
In earnings	10,961	—	3,400
In accumulated other comprehensive income	—	(5,652)	—
Fair value at March 31, 2017	$400,984	$410,715	$(37,850)
Change in unrealized gains (losses) related to balance at March 31, 2017:
In earnings	$10,961	$—	$3,400
In accumulated other comprehensive income	$—	$(5,652)	$—

Fair value at December 31, 2015	$—	$—	$(52,990)
Unrealized gain in earnings	—	—	9,779
Fair value at March 31, 2016	$—	$—	$(43,211)
Change in unrealized gain related to balance at March 31, 2016 recorded in earnings	$—	$—	$9,779
Fair Value Option
Unrealized gains (losses) on changes in fair value of investments in private funds accounted for under the fair value option was $11.0 million for the three months ended March 31, 2017, recognized in earnings from investments in unconsolidated ventures on the consolidated statement of operations.

Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise real estate held for sale and loans held for sale carried at the lower of carrying value and fair value less estimated costs to sell, as follows.

(In thousands)	March 31, 2017	December 31, 2016
Real estate held for sale	$43,959	$67,033
Loan receivable held for sale	63,000	—
Fair value of real estate held for sale at March 31, 2017 was estimated based on auction bid prices, broker price opinions or discounted cash flows with discount rates between 5.6% to 11.0%, and selling costs between 2% to 8% of fair value, classified as level 3 fair value. One loan receivable held for sale at March 31, 2017 was written down to fair value based on its sales price less selling costs.
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets
Loans receivable, net	$—	$—	$4,087,035	$4,087,035	$4,039,995
Liabilities
Corporate credit facility	—	—	—	—	—
Convertible and exchangeable senior notes	600,101	31,036	—	631,137	625,292
Secured and unsecured debt	—	—	8,801,652	8,801,652	8,765,992
Securitization bonds payable	—	665,093	—	665,093	662,806
Junior subordinated debt	—	—	198,679	198,679	195,458
December 31, 2016
Assets
Loans receivable, net	$—	$—	$3,471,797	$3,471,797	$3,430,608
Liabilities
Corporate credit facility	—	422,600	—	422,600	422,600
Convertible senior notes	606,698	—	—	606,698	592,826
Secured and unsecured debt	—	—	2,163,094	2,163,094	2,205,697
Securitization bonds payable	—	492,481	—	492,481	494,495
Loans Receivable—Loans receivable consists of first mortgages, subordinated mortgages and corporate loans, including such loans held by securitization vehicles consolidated by the Company. Fair values were determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.
Debt—Fair value of the credit facility approximated carrying value as its prevailing interest rate and applicable terms were renegotiated within the last 12 months. Fair value of convertible notes was determined using the last trade price in active markets. Fair value of exchangeable notes was determined based on unadjusted quoted prices in a non-active market. Fair value of mortgage and other notes payable were estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities; and such fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of securitization bonds payable was based on quotations from brokers or financial institutions that act as underwriters of the securitized bonds. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
Other—The carrying values of cash, interest receivable, accounts receivable, due from affiliates and accrued and other liabilities approximate fair value due to their short term nature and credit risk, if any, are negligible.

14. Variable Interest Entities
Consolidated VIEs
Operating Subsidiary
The Company's operating subsidiary, OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in OP, acts as the managing member of OP and exercises full responsibility, discretion and control over the day-to-day management of OP. The noncontrolling interests in OP do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities of OP comprise substantially all of the total consolidated assets and liabilities of the Company.
Securitizations
The Company securitizes loans receivable and CRE debt securities using VIEs. The securitization vehicles are structured as pass-through entities that receive principal and interest on the underlying mortgage loans and debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of any other consolidated entities, nor to the Company.
The Company retains beneficial interests in the securitization vehicles, usually equity tranches or subordinate securities. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans and the Company acts as collateral manager of two N-Star CDOs. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Company, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. The Company, as collateral manager of the two N-Star CDOs, has the power to invest in additional or replacement collateral during the investment period and subsequent to the investment period, has the power to identify an asset as distressed or credit risk and sell certain distressed collateral. As the Company’s rights as the directing holder and controlling class representative or as the collateral manager of the CDOs provide the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, the Company maintains effective control over the loans and debt securities transferred into the securitization vehicles. Considering the interests retained by the Company in the securitization vehicles together with its role as controlling class representative or directing holder or collateral manager of the two N-Star CDOs, the Company is deemed to be the primary beneficiary and consolidates these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans and debt securities pledged as collateral.
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $471.9 million at March 31, 2017 and $407.0 million at December 31, 2016. The Company is not obligated to provide any financial support to these securitization vehicles, although it may, in its sole discretion, provide support such as protective and other advances as it deems appropriate. The Company did not provide any such financial support in the three months ended March 31, 2017 and 2016.

The following table presents the assets and liabilities recorded in the consolidated balance sheets attributable to securitization vehicles consolidated as VIEs:

(In thousands)	March 31, 2017	December 31, 2016
Assets
Cash	$6,112	$4,320
Loans receivable, net	780,094	885,374
Securities	283,807	—
Real estate assets, net	8,290	8,873
Other assets	104,220	66,306
Total assets	$1,182,523	$964,873
Liabilities
Debt, net	$662,806	$494,495
Other liabilities	47,769	63,381
Total liabilities	$710,575	$557,876
Unconsolidated VIEs
Securitizations
Prior to the Merger, NRF delegated the collateral management rights for certain sponsored CDOs and two third party-sponsored CDOs to a third-party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third-party collateral manager or collateral manager delegate represents a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to the ability to sell distressed collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities of the CDOs for which the Company does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CDOs, comprising CDO equity and CDO bonds, which aggregate to $126.9 million at March 31, 2017.
Trusts
The Company, through the Merger, acquired the Trusts, which are wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 11). The Company owns all of the common stock of the Trusts, however, the Company's interests in the Trusts do not represent variable interests. The Company determined that the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts, therefore, the Company does not consolidate the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at March 31, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet (Note 6). The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
Company-Sponsored Funds
The Company sponsors funds and other investment vehicles as general partner, for the purpose of providing investment management services in exchange for management fees and performance-based fees. These funds are established as limited partnerships or equivalent structures. For certain sponsored funds, limited partners of the funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights in certain sponsored funds, which represent voting rights in a limited partnership, results in such funds being considered VIEs. The Company may invest alongside certain of its sponsored funds through joint ventures between the Company and its sponsored funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to its sponsored funds. The Company may also have capital commitments satisfied directly through the co-investment joint ventures as an affiliate of the general partner. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements. The Company's equity interests in its sponsored funds absorb insignificant variability. As the Company is considered to be acting in the capacity of an agent of its sponsored funds, the Company is not the primary beneficiary and does not consolidate its sponsored funds. The Company accounts for its equity interests in its sponsored funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in its sponsored funds, totaling $1.6 million at March 31, 2017 and $1.7 million at December 31, 2016, included within investments in unconsolidated ventures on the consolidated balance sheet.
15. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.
As a result of the Merger, each outstanding share of Colony's class A and class B common stock was converted into the right to receive 1.4663 shares of Colony Northstar's class A and class B common stock, respectively. Accordingly, the Company's common shares outstanding for all prior periods presented have been adjusted to reflect the Colony exchange ratio of 1.4663.

	Number of Shares
(In thousands)	Preferred Stock Series A, B, C, D, E, F, G and H	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2015	25,030	163,777	801
Repurchase of preferred stock (1)	(964)	—	—
Contribution of preferred stock to an affiliate (1)	964	—	—
Equity-based compensation, net of forfeitures	—	1,471	—
Shares canceled for tax withholding on vested stock awards	—	(216)	—
Shares outstanding at March 31, 2016	25,030	165,032	801

Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (2)	39,466	392,120	—
Shares canceled (3)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	45	—
Repurchase of common stock	—	(4,933)	—
Equity-based compensation, net of forfeitures	—	7,075	—
Shares canceled for tax withholding on vested stock awards	—	(359)	—
Shares outstanding at March 31, 2017	64,496	557,404	770
__________

(1)
In January 2016, the Company repurchased 963,718 shares in aggregate of its preferred stock for approximately $20.0 million. In March 2016, the Company contributed the preferred stock at its purchase price to an investment vehicle (the "REIT Securities Venture"), which is a joint venture with a private fund managed by the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture, accounted for under the equity method. The REIT Securities Venture invests in equity of publicly traded U.S. REITs, including securities of the Company.

(2)
Shares were legally issued by Colony NorthStar, as the surviving combined company, as consideration for the Merger. However, as the Merger is accounted for as a reverse acquisition, the consideration transferred was measured based upon the number of shares of common stock and preferred stock Colony, as the accounting acquirer, would theoretically have to issue to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger (Note 3).

(3)	Represents NRF shares held by NSAM that were canceled upon consummation of the Merger, after giving effect to the exchange ratio.

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2017:

Description	Dividend Rate Per Annum	Initial Issuance Date(1)	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series A	8.75%	September 2006	2,467	$25	$61,675	Currently redeemable
Series B	8.25%	February 2007	13,999	140	349,975	Currently redeemable
Series C	8.875%	October 2012	5,000	50	125,000	October 11, 2017
Series D	8.5%	April 2013	8,000	80	200,000	April 10, 2018
Series E	8.75%	May 2014	10,000	100	250,000	May 15, 2019
Series F	8.5%	March 2012	10,080	101	252,000	Currently redeemable
Series G	7.5%	June 2014	3,450	34	86,250	June 19, 2019
Series H	7.125%	April 2015	11,500	115	287,500	April 13, 2020
			64,496	$645	$1,612,400
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.
All series of Colony NorthStar preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of Colony NorthStar. Dividends of each series of preferred stock of Colony NorthStar are payable quarterly in arrears, in the case of the Series A, B, C, D and E preferred stock, in February, May, August and November, and in the case of Series F, G and H preferred stock, in January, April, July and October.
Each series of preferred stock is redeemable on or after the earliest redemption date for that series at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option. The redemption period for each series of preferred stock is subject to the Company’s right under limited circumstances to redeem the preferred stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to each series of preferred stock).
Preferred stock generally does not have any voting rights, except if the Company fails to pay the preferred dividends for six or more quarterly periods (whether or not consecutive). Under such circumstances, the preferred stock will be entitled to vote, together as a single class with any other series of parity stock upon which like voting rights have been conferred and are exercisable, to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of any series of preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of each such series of preferred stock voting separately as a class for each series of preferred stock.
Upon consummation of the Merger, each share of Series A, B, C, D and E preferred stock of NRF and each share of Series A, B and C preferred stock of Colony that was issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive one share of Series A, B, C, D, E, F, G and H preferred stock of Colony NorthStar, respectively, with substantially identical terms.
The Colony NorthStar preferred stock issued in exchange for NRF preferred stock formed part of the merger consideration and was recorded at fair value upon issuance based on the closing price of the respective series of NRF preferred stock at the Closing Date. While the Colony preferred stock was legally canceled and converted into Colony Northstar preferred stock upon closing of the Merger, the event was treated, for accounting purposes, as a modification with carryover of existing carrying value, not an extinguishment and reissuance of preferred stock, as the underlying terms of the preferred stock were substantially identical pre and post Merger.
Common Stock
Except with respect to voting rights, class A common stock and class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. class A common stock has one vote per share.
Class B common stock has thirty-six and one-half votes per share. This gives the holders of class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units) attributable to class B common stock holders and therefore, does not provide any disproportionate voting rights. Each share of class B common stock shall convert automatically into one share of class A common stock if the Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s class B common stock into an equal number of shares of class A common stock.
As the Merger was accounted for as a reverse acquisition, the shares of common stock issued in connection with the Merger represents the number of shares Colony, as the accounting acquirer, would theoretically have to issue to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger.
In connection with the consummation of the Merger, (i) on January 20, 2017, the Company paid a dividend of $0.04444 per share of each Colony and NRF common stock to stockholders of record on January 9, 2017, representing a pro rata dividend for the period from January 1, 2017 through January 10, 2017 on a pre-exchange basis; and (ii) on January 27, 2017, the Company paid a one-time special dividend of $1.16 per share of common stock to former NSAM stockholders of record on January 3, 2017.
Common Stock Repurchases
On February 23, 2017, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. During the three months ended March 31, 2017, the Company repurchased 4,933,337 shares of its class A common stock, at an aggregate cost of $66.2 million including commissions, or a weighted-average price of $13.42 per share. This included 2.15 million shares of class A common stock repurchased for $29.8 million concurrent with the termination of the Call Spread, which is discussed below.
At-The-Market Stock Offering Program ("ATM Program")
In May 2015, the Company entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $300 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the NYSE, or sales made to or through a market maker other than on an exchange. The Company pays each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent. There were no shares offered through the ATM Program in 2017 prior to the Merger and the ATM Program was terminated upon closing of the Merger.
Dividend Reinvestment and Direct Stock Purchase Plan
Colony’s Dividend Reinvestment and Direct Stock Purchase Plan in effect prior to the Merger (the “Colony DRIP Plan”) provided Colony's existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of Colony’s class A common stock by reinvesting some or all of the cash dividends received on their shares of Colony’s class A common stock or making optional cash purchases within specified parameters. The Colony DRIP Plan involved the acquisition of Colony's class A common stock either in the open market, directly from Colony as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of Colony's class A common stock acquired under the Colony DRIP Plan in 2017 prior to the Merger and the Colony DRIP Plan was terminated upon closing of the Merger. Concurrent with the closing of the Merger, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan (the "Colony NorthStar DRIP Plan") with substantially the same terms and conditions as the Colony DRIP Plan. There were no shares of class A common stock acquired under the Colony NorthStar DRIP Plan for the period from January 10, 2017 through, and including, March 31, 2017.
Call Spread
In September 2015, NSAM entered into a call spread transaction (the “Call Spread”) with a third-party counterparty related to its share repurchase program. In connection with the Call Spread, certain subsidiaries of NSAM had purchased and sold a call option on NSAM’s common stock with a notional amount of $100.0 million with various expiration dates beginning in December 2018 and a final maturity date in February 2019. At maturity, NSAM can, at its election, exercise the purchased call option on a cash basis, share basis or a net share basis. In the event there is an early unwind of one or more components of the Call Spread, the amount of cash to be received by NSAM will depend upon the market price of its common stock and the remaining term of the Call Spread.

Subsequent to the Merger, the obligation to the counterparty under the sold call option is guaranteed by the Company. In March 2017, the Company terminated the Call Spread and received $21.9 million in settlement, including the release of $15.0 million of cash pledged as collateral. The net settlement was accounted for as a capital transaction.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Gain (Loss) on Marketable Securities(1)	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(245)	$(42,125)	$23,948	$(18,422)
Other comprehensive income (loss) before reclassifications	9	7	16,326	(14,395)	1,947
Amounts reclassified from AOCI	—	(44)	(331)	271	(104)
AOCI at March 31, 2016	$9	$(282)	$(26,130)	$9,824	$(16,579)

AOCI at December 31, 2016	$(27)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	(5,031)	41	22,271	(8,813)	8,468
Amounts reclassified from AOCI	(83)	—	934	(960)	(109)
AOCI at March 31, 2017	$(5,141)	$—	$(53,221)	$34,612	$(23,750)
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Gain (Loss) on Marketable Securities(1)	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(149)	$51	$(1)	$(99)
Other comprehensive income (loss) before reclassifications	—	—	11,282	(875)	10,407
Amounts reclassified from AOCI	—	—	(785)	—	(785)
AOCI at March 31, 2016	$—	$(149)	$10,548	$(876)	$9,523

AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	12,106	(1,954)	11,133
Amounts reclassified from AOCI	(454)	—	994	257	797
AOCI at March 31, 2017	$—	$—	$(44,113)	$10,101	$(34,012)
__________

(1)	Includes the Company's shares of gain/loss on marketable securities held by equity method investees
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2017	2016
Equity in realized loss on sale of marketable securities of unconsolidated joint ventures	$(106)	$—	Earnings (losses) of unconsolidated ventures
Unrealized gain (loss) on ineffective cash flow hedge	—	44	Other gain (loss), net
Release of cumulative translation adjustments	934	331	Other gain (loss), net
Unrealized (loss) gain on dedesignated net investment hedges	—	(271)	Other gain (loss), net
Realization of gain on net investment hedges	(960)	—	Other gain (loss), net
Release of equity in AOCI of unconsolidated joint ventures	23	—	Other gain (loss), net

16. Noncontrolling Interests
Redeemable Noncontrolling Interests
Certain members of Townsend management own interests in the form of class B units in Townsend, which is an investment management subsidiary of the Company, where they have the ability to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. Redemptions may be settled in cash, the Company’s common stock, or a combination thereof, at the Company's option, subject to certain conditions, and payable by the end of the fiscal quarter following the exercise of the redemption.
The following table presents a summary of changes in redeemable noncontrolling interests:

(In thousands)
Balance at December 31, 2016	$—
Assumed through the Merger	78,843
Net income	617
Currency translation adjustment and other	12
Balance at March 31, 2017	$79,472
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
In January 2017, the Company sold an 18.7% noncontrolling interest in its healthcare real estate portfolio through a newly formed joint venture pursuant to a purchase and sale agreement executed in November 2016 based upon terms negotiated prior to the Merger. The net excess of the carrying value of the noncontrolling interest sold over the consideration received resulted in a $61.0 million decrease to additional paid-in capital, including $9.2 million of cost of new capital. Together with existing noncontrolling interests with a 16.4% interest in the healthcare real estate portfolio, noncontrolling interests own approximately 28.7% of the Company's healthcare portfolio.
In March 2017, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $17.1 million.
Noncontrolling Interests in Operating Company
Certain employees of the Company directly or indirectly own interests in OP, presented as noncontrolling interests in the Operating Company. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
For the three months ended March 31, 2017, the Company redeemed 45,371 OP Units through the issuance of an equal number of shares of class A common stock on a one-for-one basis. As of March 31, 2017, the Company has received additional request for redemption of 999,885 OP Units for cash of approximately $5.1 million and 607,841 shares of class A common stock on a one-for-one basis, with such redemption settled in April 2017.
For the year ended December 31, 2016, the Company redeemed 1,087,414 OP Units through the issuance of 934,264 shares of class A common stock on a one-for-one basis and cash settlement of approximately $2.6 million.
17. Discontinued Operations
Asset groups acquired in connection with purchase business combinations that meet the criteria to be accounted for as held for sale at the date of acquisition are reported as discontinued operations.
This consisted predominantly of a manufactured housing portfolio which was valued at its contracted sale price of $2.0 billion upon closing of the Merger, with $1.3 billion of related mortgage financing assumed by the buyer. The sale closed in March 2017, with the Company having received approximately $664.4 million in net proceeds, as adjusted for prorations and other reimbursements, for its interest in the portfolio.

Net income generated from operations of these held for sale asset groups from the Closing Date through their respective disposition dates is presented below.

(In thousands)	Three months ended March 31, 2017
Revenues
Property operating income	$33,857
Other income	2,257
Expenses
Property operating expenses	(12,395)
Interest expense	(9,028)
Loss on sale of real estate assets	(2,108)
Other expenses	(23)
Net income from discontinued operations attributable to Colony NorthStar, Inc.	$12,560
18. Earnings per Share
The Company includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to vested common shares outstanding. A participating security is defined as an unvested share-based payment award containing nonforfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses. Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not antidilutive.

The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Net income allocated to common stockholders
Net income from continuing operations	$39,630	$91,031
Income (loss) from discontinued operations	12,560	—
Net income	52,190	91,031
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	(617)	—
Investment entities	(27,059)	(57,595)
Operating Company	1,083	(3,421)
Net income attributable to Colony NorthStar, Inc.	25,597	30,015
Preferred dividends	(30,813)	(11,880)
Net income (loss) attributable to common stockholders	(5,216)	18,135
Net income allocated to participating securities (nonvested shares)	(2,238)	(568)
Net income (loss) allocated to common stockholders—basic	(7,454)	17,567
Interest expense attributable to convertible notes (1)	—	—
Net income (loss) allocated to common stockholders—diluted	$(7,454)	$17,567
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	506,405	163,727
Weighted average effect of dilutive shares (3)	—	—
Weighted average number of common shares outstanding—diluted	506,405	163,727

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(0.03)	$0.11
Income from discontinued operations	0.02	—
Net income (loss) per basic common share	$(0.01)	$0.11

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(0.03)	$0.11
Income from discontinued operations	0.02	—
Net income (loss) per diluted common share	$(0.01)	$0.11
__________

(1)
For the three months ended March 31, 2017 and 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $7.3 million and $6.8 million of interest expense and 38,717,000 and 36,582,700 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible and Exchangeable Notes, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of Colony Northstar. Accordingly, the historical data related to quarterly earnings per share for the periods ended before March 31, 2017 have been adjusted by the exchange ratio of 1.4663.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At March 31, 2017 and 2016, there were 34,313,300 and 31,890,600 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

Additionally, the computation of diluted earnings per share excluded shares of the Company's class A common stock that are contingently issuable pursuant to the contingent consideration arrangement (Note 13) as the pre-defined performance thresholds would not have been met had the measurement period ended at March 31, 2017.

19. Fee Income
The Company's real estate investment management platform manages capital on behalf of institutional and retail investors in private funds, non-traded and traded REITs and investment companies, for which the Company earns fee income. For investment vehicles in which the Company co-sponsors with a third party or for which the Company engages a third party sub-advisor, such fee income is shared with the respective co-sponsor or sub-advisor. The Company also owns NorthStar Securities, a captive broker-dealer platform which raises capital in the retail market.
Fee income earned by the Company consists of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016
Base management fees ($39,276 and $16,351 from affiliates)	$42,566	$16,351
Asset management fees—from affiliates	6,744	258
Incentive fees—from affiliates	270	—
Advisory fees	3,154	—
Selling commission and dealer manager fees	516	—
Total fee income ($45,789 and $16,609 from affiliates)	$53,250	$16,609
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, non-traded REITs, investment companies, NRE and Townsend private funds, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•	Non-Traded REITs—1% to 2% per annum of gross assets or equity;

•	Investment Companies—2% per annum of average net assets;

•	NRE—a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement; and

•	Townsend private funds—at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital.
Asset Management Fees—The Company also earns asset management fees, including fees related to acquisition and disposition of investments, as follows:

•	Private Funds—a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment; and

•
Non-Traded REITs (except NorthStar/RXR NY Metro)—1% to 2.25% of the amount funded or allocated by the non-traded REIT to originate or acquire an investment, and 1% to 2% of the contractual sales price for disposition of an investment.

Incentive Fees—The Company may earn incentive fees from its sponsored private funds, non-traded and traded REITs, certain investment companies and Townsend private funds. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return levels, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements. At March 31, 2017, incentive fees were earned from the Townsend private funds.
Advisory Fees—The Company earns advisory fees from Townsend clients at a fixed annual retainer.
Selling Commission and Dealer Manager Fees—The Company, through NorthStar Securities, earns fees for selling equity in certain classes of shares in the Retail Companies, calculated as a percentage of the gross offering proceeds raised, up to 7% for selling commissions and up to 3% for dealer manager fees, depending on the share classes of the non-traded REITs. All or a portion of selling commission and dealer manager fees may be reallowed to participating broker-dealers.
20. Equity-Based Compensation
Upon consummation of the Merger, each outstanding Colony employee award granted under the 2014 Equity Incentive Plan (the “Colony Equity Incentive Plan”) that did not vest and was not forfeited was assumed by the Company and was converted into an equivalent Colony NorthStar equity award, as set forth in the merger agreement. Outstanding equity awards granted under Colony's 2009 Non-Executive Director Stock Plan (the “Colony Director Stock Plan”) fully vested upon consummation of the Merger, as discussed further below.
Substantially all of the outstanding NSAM and NRF equity awards prior to the Merger, except for certain awards as described below, vested upon consummation of the Merger. The vested equity awards were settled in NSAM and NRF shares respectively and converted into Colony NorthStar class A common stock based on the exchange ratios of one share of Colony NorthStar class A common stock for each share of NSAM common stock and 1.0996 shares of Colony NorthStar class A common stock for each share of NRF common stock, rounded down to the nearest whole share. All of the vested NSAM and NRF equity awards relate to pre-combination services and are part of the merger consideration.
Colony Director Stock Plan
Upon consummation of the Merger, all outstanding restricted share awards granted under the Colony Director Stock Plan vested and were settled through the issuance of 44,464 shares of Colony NorthStar class A common stock based on the exchange ratio of 1.4663 shares of Colony NorthStar class A common stock for each share of Colony class A common stock, rounded down to the nearest whole share. The Colony Director Stock Plan was assumed by Colony NorthStar upon closing of the Merger.
Colony Equity Incentive Plan
As of January 2, 2017, all shares reserved under the Colony Equity Incentive Plan had been issued. Upon consummation of the Merger, the Colony Equity Incentive Plan was assumed by Colony NorthStar. Each outstanding restricted stock award granted under the Colony Equity Incentive Plan that did not vest by its terms in connection with the consummation of the Merger (and was not forfeited) was assumed by Colony NorthStar and was converted into the right to receive an award in the same form for that number of shares of Colony NorthStar restricted common stock (rounded down to the nearest whole share) equal to the product of: (i) the number of shares of the Company's class A common stock subject to such unvested equity award multiplied by (ii) 1.4663. While the Colony Equity Incentive Plan continues to exist following the Merger, no new awards will be granted under this plan.
NSAM 2014 Stock Plan
Upon consummation of the Merger, the Company assumed the following outstanding awards previously issued under NSAM's 2014 Omnibus Stock Incentive Plan ("NSAM 2014 Stock Plan"). Subsequent to the Merger, the Company adopted the NSAM 2014 Stock Plan, as further described below.
Townsend
In connection with NSAM's acquisition of Townsend's investment management business in January 2016, certain members of Townsend’s management team, who are employees of the Company, were granted restricted stock awards. These equity awards did not vest by their terms in connection with the Merger. Upon consummation of the Merger, the outstanding restricted stock awards were converted into Colony NorthStar restricted stock awards on a one-for-one basis. These awards have a service condition only and are subject to graded vesting through December 31, 2020.
American Healthcare Investors Joint Venture
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI") and AHI Newco, LLC (“AHI Venture”), a direct wholly owned subsidiary of AHI. NSAM’s investment in AHI Venture was structured as a joint venture between NSAM and the principals of AHI, a healthcare-focused real estate investment management firm, and James F. Flaherty III, former Chief Executive Officer of HCP, Inc., that is accounted for as an equity method investment.
Certain employees of AHI were granted equity awards for a fixed dollar amount in shares of NSAM's common stock. At the time of consummation of the Merger, equity awards issued to AHI employees for $1.0 million in shares of NSAM's common stock were outstanding and did not accelerate in the Merger. As the award is for a fixed dollar amount with a variable number of shares, it is classified as a liability award. Equity-based compensation is recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations as it is a non-employee award granted to an equity method investee, with a corresponding liability on the consolidated balance sheet.
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI Venture, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of March 31, 2017, no incremental awards have been granted.

NRF Incentive Plan
Upon consummation of the Merger, the Company assumed the following outstanding non-employee stock awards that were previously issued under NRF’s Third Amended and Restated 2004 Omnibus Stock Incentive Plan (the "NRF Incentive Plan"), and which continue to be governed by the terms of the NRF Incentive Plan subsequent to the Merger.
Healthcare Strategic Partnership
In January 2014, NRF entered into a strategic partnership with James F. Flaherty, III, focused on expanding the Company’s healthcare business (“Healthcare Strategic Partnership”). Pursuant to the Healthcare Strategic Partnership, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with this arrangement, Mr. Flaherty was granted NRF restricted stock units ("RSUs"), which upon the spin-off of NSAM from NRF in July 2014, were adjusted to also relate to an equal number of units of NSAM RSUs, and continue to be governed by the NRF Incentive Plan. These RSUs will cliff vest in five years in January 2019, subject to a service condition, unless certain conditions are met. This RSU award did not vest by its terms in connection with the consummation of the Merger and was converted into the right to receive an award in the same form for that number of units of Colony NorthStar RSU (rounded down to the nearest whole unit) equal to the product of: (i) the number of units of RSUs subject to such unvested equity award multiplied by (ii) (a) 1.0 for NSAM RSUs and (b) 1.0996 for NRF RSUs.
As a non-employee award, the RSUs are remeasured each period end based on the closing price of the Company's class A common stock as of such period end, with related equity-based compensation cost recorded in investment, servicing and commission expense on the consolidated statement of operations and in equity on the consolidated balance sheet.
CLNS Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and renamed such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan (the "CLNS Equity Incentive Plan"). The CLNS Equity Incentive Plan provides for the grant of restricted stock, Long Term Incentive Plan ("LTIP") units, RSUs, options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards. LTIP units are designated as profits interests for federal income tax purposes. Each LTIP unit is convertible, at the election of the holder, into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 16). Equity-based compensation cost related to LTIP units represents an allocation to noncontrolling interest in the Operating Company. RSUs may be entitled to dividend equivalents prior to vesting and may be settled either in shares of the Company's class A common stock or in cash at the option of the Company.
Other than awards issued as equity incentives to employees in the normal course of business in 2017, the Company issued certain awards, which have a service condition only, in connection with the Merger. This included replacement equity awards issued in January 2017 to certain executives of NSAM, consisting of an aggregate of 4,669,518 shares of restricted common stock and 3,506,387 LTIP units. The number of shares and units issued for the replacement awards were generally determined based on the volume-weighted average price of the Company's class A common stock over the first five trading days following the Closing Date, subject to a floor of $15.00 per share, and where applicable, actual number of shares and units issued were determined based on the per share floor of $15.00. The replacement equity awards will vest on the one-year anniversary of the Closing Date. Additional shares of restricted class A common stock were also granted in March 2017 to certain employees as retention awards, which are subject to graded vesting through January 2020. The restricted stock and LTIP units issued for the replacement and retention awards were valued based on the price of the Company's class A common stock on the date of grant.
In March 2017, $1.0 million in shares of the Company's class A common stock were issued in settlement of the equity award to certain employees of AHI in connection with the Company's investment in AHI Ventures (as discussed above), equivalent to 70,261 shares of class A common stock issued, and vested immediately upon issuance. The corresponding $1.0 million outstanding liability was relieved upon the share issuance in settlement of this award.
At March 31, 2017, an aggregate of 21,240,258 shares of the Company’s class A common stock were reserved for the issuance of awards under the CLNS Equity Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st.

Equity-based compensation expense was included in the following line items in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2017	2016
Compensation expense	$31,577	$3,419
Earnings from investments in unconsolidated ventures	61	—
Investment, servicing and commission expense	546	—
	$32,184	$3,419
Changes in the Company’s unvested equity awards are summarized below:

	Restricted Stock	RSUs	LTIP Units	Total	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2016 (1)	2,089,007	—	—	2,089,007	$14.44
Awards assumed in the Merger	592,504	774,900	—	1,367,404	14.68
Granted	7,196,847	—	3,506,387	10,703,234	14.59
Vested	(984,532)	—	—	(984,532)	15.01
Forfeited	(121,339)	—	—	(121,339)	14.69
Unvested shares at March 31, 2017	8,772,487	774,900	3,506,387	13,053,774	14.66
__________

(1)	The number of unvested shares at December 31, 2016 and weighted average grant date fair value have been adjusted to give effect to the Colony exchange ratio of 1.4663 at the individual award level.
Fair value of equity awards that vested during the three months ended March 31, 2017 and 2016 was $14.8 million and $9.8 million, respectively. Fair value of vested awards is determined based on the closing price of the Company's class A common stock on the date of grant or date of remeasurement for employee awards, and vesting date for non-employee awards. For awards granted during the three months ended March 31, 2017 and 2016, the weighted average grant-date fair value per share was $14.59 and $13.14, respectively.
At March 31, 2017, aggregate unrecognized compensation cost for all unvested equity awards was $151.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
21. Related Party Arrangements
Related parties include (i) private funds, traded and non-traded REITs and investment companies in which the Company manages or sponsors and has an equity interest in or co-invests with; (ii) the Company's investments in unconsolidated ventures; as well as (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2017	December 31, 2016
Due from affiliates
Investment vehicles and unconsolidated ventures
Fee income	$23,356	$9,074
Cost reimbursements and recoverable expenses	25,673	606
N-Star CDOs	926	—
Employees and other affiliates	794	291
	$50,749	$9,971
Due to affiliates
Investment vehicles and unconsolidated ventures	$2,028	$—
Employees—Contingent consideration	37,850	41,250
	$39,878	$41,250
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles in which the Company manages and/or sponsors, and has an equity interest in or co-invests with, are presented in Note 19.

Cost Reimbursements—The Company received cost reimbursements related primarily to the following arrangements:

•
direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of the non-traded REITs, with reimbursements limited to the greater of 2% of average invested assets or 25% of net income (net of 1% to 1.25% of asset management fees);

•
direct and indirect operating costs, including but not limited to compensation, professional service costs, overhead and other administrative costs, for managing the operations of the investment companies;

•
allocation of indirect costs to NRE related to employees, occupancy and other administrative costs, which shall not exceed 20% of the combined total of the general and administrative costs of NRE and of the Company (excluding NRE), as adjusted;

•	certain expenses incurred on behalf of the clients of Townsend such as legal, due diligence and investment advisory team travel expenses;

•	services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties;

•	administrative services provided to an equity method investee; and

•	administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cost reimbursements:
Non-traded REITs	$5,335	$—
Townsend	665	—
Other	703	1,255
	$6,703	$1,255
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of the Retail Companies and certain private funds that it manages, for which the Company recovers from these investment vehicles, such as:

•	cost incurred in performing due diligence over new investments;

•	actual costs incurred for the administration of certain investment companies; and

•
organization and offering costs associated with formation and offering of the Retail Companies, with reimbursement amounts of up to 1% of the proceeds expected to be raised from the offering (excluding shares offered pursuant to distribution reinvestment plans).

N-Star CDOs—The Company earns collateral management fees as the collateral manager or collateral manager delegate of the N-Star CDOs. Such fees are included in other income and are immaterial for the three months ended March 31, 2017. The Company holds N-Star CDO bonds that it repurchased from the market as well as retained equity interests in the N-Star CDOs. Amounts related to the two consolidated N-Star CDOs have been eliminated upon consolidation.
Healthcare Strategic Partnership—In connection with a strategic partnership with Mr. Flaherty to expand the Company’s healthcare business, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare (Note 20). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. For the three months ended March 31, 2017, there were no incentive fees earned by the Healthcare Strategic Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI Ventures, jointly held with the principals of AHI and Mr. Flaherty (Note 20). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. For the three months ended March 31, 2017, the Company incurred property management fees and sub-advisory fees payable to AHI totaling $1.1 million.

Distribution Support—The Company committed up to $10.0 million to invest as distribution support in future sponsored Retail Companies, as discussed in Note 6.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three months ended March 31, 2017 and 2016 were immaterial as they relate primarily to the Company's share of the private fund's deferred financing costs which were capitalized.
Contingent Consideration—Contingent consideration is payable to certain senior executives of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, as discussed in Note 13.
Selling Commissions—Certain NorthStar Securities employees earn selling commissions related to the sale of equity in non-traded REITs and investment companies. For the three months ended March 31, 2017, commissions paid or payable to these employees were immaterial.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in private funds managed by the Company. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at March 31, 2017 and December 31, 2016.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements were immaterial for the three months ended March 31, 2017 and 2016.
22. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2027. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $2.7 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Future contractual minimum rental payments for office leases at March 31, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$7,007
2018	5,230
2019	3,580
2020	2,177
2021	1,773
2022 and after	7,601
Total	$27,368
Contingent Consideration
The consideration for the Company's acquisition of substantially all of the real estate investment management business and operations of its former manager in April 2015 included a contingent portion payable in shares of class A and class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Note 13.
Litigation
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2017, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

23. Segment Reporting
The Company conducts its business through the following five reportable segments:

•
Healthcare—The Company's healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The Company earns rental income from medical office buildings and properties structured under net leases to healthcare operators, and resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators.

•
Industrial—The Company's industrial segment is composed primarily of light industrial assets in infill locations throughout the U.S. that are vital for e-commerce and other tenants that require increasingly quick delivery times.

•
Hospitality—The Company's hotel portfolio is geographically diverse and is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Other Equity and Debt—The Company's other equity and debt includes our portfolios of net lease, multifamily and multi-tenant office properties, our interest in Colony Starwood Homes (NYSE: SFR), which is one of the largest publicly traded owners and operators of single family rental homes in the U.S., and a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—The Company generates fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
Following the Merger, the acquired real estate portfolios in healthcare and hotel formed the Company's new healthcare and hospitality segments, respectively, while the acquired investment management business is included within the Company's existing investment management segment. All non-core real estate equity and real estate debt investments of the combined organization is aggregated into the other equity and debt segment.
Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as Merger-related transaction and integration costs.
The chief operating decision maker assesses the performance of the business based on net income (loss) of each of the reportable segments. The various reportable segments generate distinct revenue streams, consisting of property operating income, interest income and fee income. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.

Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2017
Total revenues	$138,813	$57,042	$175,713	$175,086	$59,640	$871	$607,165
Property operating expenses	60,686	16,497	118,491	20,675	—	—	216,349
Interest expense	41,092	12,426	27,249	30,819	—	14,692	126,278
Depreciation and amortization	40,881	24,639	30,041	28,218	12,483	1,158	137,420
Provision for loan loss	—	—	—	6,724	—	—	6,724
Impairment loss	—	—	—	8,519	—	—	8,519
Gain on sale of real estate assets	—	—	—	8,970	—	—	8,970
Earnings from investments in unconsolidated ventures	—	—	—	108,837	5,155	—	113,992
Income tax benefit (expense)	(2,242)	598	(38)	(1,333)	(2,069)	1,375	(3,709)
Net income (loss) from continuing operations	(9,266)	519	(3,616)	179,908	19,989	(147,904)	39,630
Income from discontinued operations	—	—	—	—	—	12,560	12,560
Net income (loss)	(9,266)	519	(3,616)	179,908	19,989	(135,344)	52,190
Net income (loss) attributable to Colony NorthStar, Inc.	(8,438)	(62)	(2,993)	143,912	18,260	(125,082)	25,597

Three Months Ended March 31, 2016
Total revenues	$—	$45,799	$—	$137,096	$16,609	$1,285	$200,789
Property operating expenses	—	13,969	—	16,817	—	—	30,786
Interest expense	—	9,418	—	20,965	—	11,488	41,871
Depreciation and amortization	—	21,348	—	19,937	3,745	1,112	46,142
Provision for loan loss	—	—	—	4,630	—	—	4,630
Impairment loss	—	—	—	1,759	320	—	2,079
Gain on sale of real estate assets	—	781	—	50,338	—	—	51,119
Earnings (losses) from investments in unconsolidated ventures	—	—	—	2,778	(349)	—	2,429
Income tax benefit (expense)	—	(65)	—	(4,028)	3,426	(117)	(784)
Net income (loss)	—	(734)	—	110,963	5,477	(24,675)	91,031
Net income (loss) attributable to Colony NorthStar, Inc.	—	140	—	44,200	4,608	(18,933)	30,015
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2017
Total assets	$6,022,340	$2,246,981	$4,149,267	$8,932,617	$3,163,221	$395,305	$24,909,731
Equity method investments	—	—	—	844,445	193,653	3,742	1,041,840
December 31, 2016
Total assets	$—	$2,267,672	$—	$6,623,064	$781,852	$88,404	$9,760,992
Equity method investments	—	—	—	921,732	13,187	18,340	953,259
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended March 31,
(In thousands)	2017	2016
Total income by geography:
United States	$643,128	$158,275
Europe	70,427	42,779
Other	899	909
Total (1)	$714,454	$201,963

(In thousands)	March 31, 2017	December 31, 2016
Long-lived assets by geography:
United States	$13,682,282	$2,951,290
Europe	2,148,182	1,242,272
Total (2)	$15,830,464	$4,193,562
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)	Long-lived assets exclude financial instruments, investment management contract and customer relationship intangible assets, as well as assets held for sale.
24. Subsequent Events
In April 2017, the Company repurchased 8,000,000 shares of its class A common stock at an aggregate cost of $101.8 million including commissions, or a weighted average price of $12.72 per share. As of May 5, 2017, the Company has a remaining balance of $132.0 million of class A common stock that may be repurchased pursuant to its stock repurchase program.

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the market, economic and environmental conditions in the healthcare, hospitality and industrial real estate, other commercial real estate equity and debt, and investment management sectors;

•	any decrease in our net income and funds from operations as a result of the Merger, or our other acquisition activity;

•	our ability to manage and integrate following the Merger and our other acquisitions effectively and maintain consistent standards and controls and realize the anticipated benefits of the acquisitions;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Merger and our other acquisitions;

•	our business and investment strategy, including the ability of the businesses in which we have a significant investment to execute their business strategies;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to satisfy and manage our capital requirements;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	our ability to realize substantial efficiencies and synergies as well as anticipated strategic and financial benefits, and the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of qualified personnel; and

•	our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2016, which is accessible on the SEC's website at www.sec.gov.
Overview
We are a leading global real estate and investment management firm, principally located in Los Angeles, California and New York, New York, with more than 500 employees in offices across 17 cities in 10 countries. We have significant real estate holdings in the healthcare, industrial and hospitality sectors, equity and debt investments, as well as an embedded institutional and retail investment management business. We have assets under management, including both our balance sheet investments and third party managed investments, of approximately $56 billion at March 31, 2017 and manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, traded and non-traded REITs and investment companies, for which we earn management fees and incentive fees. We also own NorthStar Securities, LLC, a captive broker-dealer platform that raises capital in the retail market.
We were organized on May 31, 2016 as a Maryland corporation and formed for the purpose of facilitating the Merger, as described below. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ending December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct all of our activities and hold substantially all of our assets and liabilities through the OP, the Company's operating subsidiary. As of March 31, 2017, certain of our employees owned a 5.8% noncontrolling interest in the OP.
Merger
On January 10, 2017, the Merger among NSAM, Colony and NRF to form Colony NorthStar was completed in an all-stock exchange.
The Merger created a significantly larger, more scalable and diversified, internally-managed equity REIT that includes an established institutional and retail investment management platform.
The senior executives of Colony make up predominantly the senior management of Colony NorthStar with Thomas J. Barrack, Jr. as the Executive Chairman and Richard B. Saltzman as the Chief Executive Officer. David Hamamoto, previously the Executive Chairman of NSAM, serves as Vice Chairman of Colony NorthStar. The board of directors of Colony NorthStar consists of ten members, eight of whom are independent.
Refer to Note 3 to the Consolidated Financial Statements for further details. Additional information about the Merger and the merger agreement are set forth in Colony's Current Reports on Form 8-K filed with the SEC on June 8, 2016 and October 17, 2016, the joint proxy statement/prospectus on Form S-4 initially filed by Colony NorthStar with the SEC on July 29, 2016, as amended from time to time and the Current Report on Form 8-K12B filed by Colony NorthStar on January 10, 2017.

Our Business
Our vision is to establish Colony NorthStar as the leading global equity REIT, with a unique and powerful embedded investment management platform, resulting in multiple avenues to drive growth and create value for stockholders. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns to stockholders. In addition, we expect to have third-party investor participation in sponsored investment vehicles that serve as a potential enhancement to stockholder returns through fee income and as an additional source of liquidity and growth. We expect our embedded investment management platform to allow us to scale our core segments while providing revenue diversification.
We conduct our business through the following five segments:

•
Healthcare—Our healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. We earn rental income from medical office buildings and properties structured under net leases to healthcare operators, and resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators.

•
Industrial—Our industrial segment is composed primarily of light industrial assets in infill locations throughout the U.S. that are vital for e-commerce and other tenants that require increasingly quick delivery times.

•
Hospitality—Our hotel portfolio is geographically diverse and is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Other Equity and Debt—Our other equity and debt segment includes our portfolios of net lease, multifamily and multi-tenant office properties, our interest in Colony Starwood Homes (NYSE: SFR), which is one of the largest publicly traded owners and operators of single family rental homes in the U.S., and a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—We generate fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
Highlights
Significant developments affecting our business and results of operations for the three months ended March 31, 2017 include:

•	Consummation of the Merger with NSAM and NRF on January 10, 2017 in an all stock transaction valued at $6.7 billion at closing;

•	Increased the borrowing capacity of our credit facility from $850 million to $1 billion and extended its maturity to January 2021, with two six-month extension options, at our election;

•
Closing of two strategic asset sales initiated by NRF pre-Merger: (i) sale of an 18.7% minority interest in our healthcare platform for $350 million (including $20 million of pre-funded capital items); and (ii) sale of our manufactured housing portfolio for $2.0 billion with proceeds of $664 million net of financing assumed by the buyer;

•	Acquired a controlling interest in our CPI investment, resulting in the assumption of $565 million of real estate with underlying debt of $276 million;

•	Sold 50% of our interest in SFR for net proceeds of $239 million and a gain of $89 million;

•	Closed on approximately $980 million of additional third party institutional and retail capital commitments; and

•	Repurchased approximately 4.9 million shares of our class A common stock at an aggregate cost of $66 million under our stock repurchase program.
Results of Operations
As a result of the Merger, comparisons of the period to period financial information of Colony NorthStar as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, on or prior to January 10, 2017, represents the pre-merger financial information of Colony on a stand-alone basis. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017.

The following table summarizes our results of operations by segments:

Three Months Ended March 31,	Total Revenue		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
(In thousands)	2017	2016	2017	2016	2017	2016
Healthcare	$138,813	$—	$(9,266)	$—	$(8,438)	$—
Industrial	57,042	45,799	519	(734)	(62)	140
Hospitality	175,713	—	(3,616)	—	(2,993)	—
Other Equity and Debt	175,086	137,096	179,908	110,963	143,912	44,200
Investment Management	59,640	16,609	19,989	5,477	18,260	4,608
Amounts not allocated to segments	871	1,285	(135,344)	(24,675)	(125,082)	(18,933)
	$607,165	$200,789	$52,190	$91,031	$25,597	$30,015
Selected Balance Sheet Data

($ in thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2017
Real estate assets, net	$5,289,491	$2,066,368	$3,920,866	$2,184,147	$—	$—	$13,460,872
Loans receivable, net	85,147	—	—	3,954,848	—	—	4,039,995
Investments in unconsolidated ventures	—	—	—	1,345,032	212,866	3,742	1,561,640
Securities available for sale, at fair value	—	—	—	413,570	—	—	413,570
Debt, net	3,285,928	667,117	2,601,941	2,833,156	—	861,406	10,249,548
December 31, 2016
Real estate assets, net	$—	$1,969,247	$—	$1,274,384	$—	$—	$3,243,631
Loans receivable, net	—	—	—	3,430,608	—	—	3,430,608
Investments in unconsolidated ventures	—	—	—	1,039,808	13,187	—	1,052,995
Securities available for sale, at fair value	—	—	—	23,446	—	—	23,446
Debt, net	—	999,560	—	1,659,484	—	1,056,574	3,715,618

Consolidated Results of Operations
Our consolidated results of operations for the three months ended March 31, 2017 and 2016 were as follows.

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Revenues
Property operating income	$426,854	$91,617	$335,237
Interest income	115,544	89,361	26,183
Fee income	53,250	16,609	36,641
Other income	11,517	3,202	8,315
Total revenues	607,165	200,789	406,376
Expenses
Property operating expense	216,349	30,786	185,563
Interest expense	126,278	41,871	84,407
Investment, servicing and commission expense	11,807	6,931	4,876
Transaction costs	87,340	4,490	82,850
Depreciation and amortization	137,420	46,142	91,278
Provision for loan loss	6,724	4,630	2,094
Impairment loss	8,519	2,079	6,440
Compensation expense	91,818	26,867	64,951
Administrative expenses	25,914	12,771	13,143
Total expenses	712,169	176,567	535,602
Other income
Gain on sale of real estate assets	8,970	51,119	(42,149)
Other gain, net	25,381	14,045	11,336
Earnings from investments in unconsolidated ventures	113,992	2,429	111,563
Income before income taxes	43,339	91,815	(48,476)
Income tax expense	(3,709)	(784)	(2,925)
Net income from continuing operations	39,630	91,031	(51,401)
Income from discontinued operations	12,560	—	12,560
Net income	52,190	91,031	(38,841)
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	617	—	617
Investment entities	27,059	57,595	(30,536)
Operating Company	(1,083)	3,421	(4,504)
Net income (loss) attributable to Colony NorthStar, Inc.	25,597	30,015	(4,418)
Preferred stock dividends	30,813	11,880	18,933
Net income attributable to common stockholders	$(5,216)	$18,135	$(23,351)

Property Operating Income and Property Operating Expenses

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$137,431	$—	$137,431
Industrial	56,679	45,313	11,366
Hospitality	175,670	—	175,670
Other Equity and Debt	57,074	46,304	10,770
	$426,854	$91,617	335,237
Property operating expenses:
Healthcare	$60,686	$—	$60,686
Industrial	16,497	13,969	2,528
Hospitality	118,491	—	118,491
Other Equity and Debt	20,675	16,817	3,858
	$216,349	$30,786	185,563
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of $325.0 million and property operating expenses of $183.8 million.
Industrial—In our industrial portfolio, increases in total property operating income and expenses reflect continued growth in the size of our total portfolio with a net addition of 28 buildings between March 31, 2016 and 2017.
Comparing our industrial portfolio on a same store basis between the three months ended March 31, 2017 and 2016, the increase in property operating income resulted from a combination of increase in occupancy, rent increases on new and renewal leases as well as contractual rental rate increases within existing leases. Same store occupancy increased from 93.1% to 94.7% between March 31, 2016 and 2017. Same store property operating expenses also increased during this period, albeit at a lower rate, in part due to higher real estate taxes.

	Three Months Ended March 31,		Change
($ in thousands)	2017	2016	$	%
Industrial: (1)
Same store property operating income	$48,171	$45,106	$3,065	6.8%
Same store property operating expenses	14,638	13,747	891	6.5%
__________

(1)
Our same store portfolio consisted of 316 buildings, which included the same buildings that were owned during the three months ended March 31, 2017 and 2016, and excluded buildings that were acquired or sold at any time during the same periods.

Other Equity and Debt—Excluding properties acquired through the Merger, the net change in property operating income and expense for our remaining portfolio in the other equity and debt segment was not significant. While we acquired additional properties through a restructuring of our CPI investment, this impact was largely offset by the disposition of our hotel properties during the year in 2016 and through the first quarter of 2017.
Interest Income
The increase in interest income in 2017 can be attributed to interest earning assets acquired from NRF and NSAM, specifically $20.5 million and $6.0 million of interest income from CRE securities and loans receivable, respectively. Interest income from the Colony portfolio of loans receivable was mostly consistent between the first quarter of 2017 and 2016 as income from new loans were largely offset by loan repayments, pay-offs and sales during the year in 2016.

Fee Income
Fee income earned was made up of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Institutional funds	$14,827	$16,609	$(1,782)
Retail Companies	22,237	—	22,237
Broker dealer	516	—	516
Public company—NRE	3,170	—	3,170
Townsend private funds and clients	12,500	—	12,500
	$53,250	$16,609	36,641
For the period post-Merger, we earned the following additional fee income: (i) management fees from the Retail Companies and NRE; (ii) selling commissions and dealer manager fees from NorthStar Securities; and (iii) management fees, incentive income and advisory fees from Townsend private funds and clients, which aggregated to $38.4 million.
Colony private funds contributed $14.8 million of management fees in the first quarter of 2017, a decrease of approximately $1.8 million from the same period in 2016. The net decrease was largely due to the following:

•	$1.9 million decrease due to fee concessions on a liquidating private fund, which beginning in 2017, has ceased to accrue management fees on all but one remaining investment; partially offset by

•	approximately $0.9 million increase from our sponsored private credit fund, which had its first closing in December 2015 and its final closing in March 2017.
The remaining decrease in Colony fee income resulted from continued realization of investments by its private funds, which has outpaced inflows of new capital raised.
Other Income
The majority of other income in 2017 consists of $6.7 million of cost reimbursements, of which $5.3 million were from managing the operations of the Retail Companies. In 2016, other income was made up primarily of expense recoveries from borrowers when loans are resolved, mainly legal costs incurred in administering non-performing loans and foreclosed properties.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$41,092	$—	$41,092
Industrial	12,426	9,418	3,008
Hospitality	27,249	—	27,249
Other Equity and Debt	30,819	20,965	9,854
Corporate-level debt	14,692	11,488	3,204
	$126,278	$41,871	84,407
Significant increase in interest expense in 2017 can be attributed to the following:

•	assumption of $6.7 billion of debt from the Merger, which resulted in an increase of $79.6 million of interest expense, related primarily to mortgage financing;

•	accelerated amortization of deferred financing costs of $2.9 million as we paid down our variable rate debt in the industrial segment in March 2017; and,

•	$5.4 million of additional interest expense in the other equity and debt segment from new debt financing our acquisition of a CRE loan portfolio as well as debt assumed from acquisition of CPI.
This was partially offset by decreases in interest expense due to pay down of debt resulting from sales of our loan and real estate investments.
Investment, Servicing and Commission Expense
This includes costs incurred by the Company for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, and unconsummated deal costs. 2017 included

$6.8 million of expenses from NSAM and NRF post-Merger, primarily asset management, portfolio management and other third-party fees in connection with our real estate portfolios. The Colony business incurred approximately $5.0 million of expenses in 2017, which was lower than 2016 due to $1.9 million of unconsummated deal cost expensed in the prior year.
Transaction Costs
For the three months ended March 31, 2017, transaction costs of $83.6 million were incurred in connection with the Merger. These costs consisted primarily of professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Approximately $66.8 million of transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Merger. Excluding Merger-related costs, other transaction costs were related to new investments or restructuring of existing investments.
Depreciation and Amortization
The increase in 2017 can be attributed to the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $91.4 million of depreciation and amortization in aggregate.
Provision for Loan Losses

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Non-PCI loans	$2,475	$3,184	$(709)
PCI loans	4,249	1,305	2,944
Total provision for loan losses (1)	$6,724	$4,489	2,235
__________

(1)	Excludes immaterial amounts related to interest for the three months ended March 31, 2016.
Provision for loan losses in the three months ended March 31, 2017 pertains to Colony's loan portfolio. In 2017 and 2016, $3.3 million and $1.2 million of provision for loan losses was attributable to noncontrolling interests in investment entities, respectively.
In 2017, provision for loan losses reflected primarily a decrease in expected cash flows on PCI loans. In 2016, a majority of the provision was concentrated on two non-PCI loans, resulting from a decrease in the value of underlying collateral as well losses on a TDR loan.
Impairment Loss
Impairment loss recorded in the three months ended March 31, 2017 relate to Colony real estate assets. Through the Merger, NRF assets were acquired at fair value.
Of the $8.5 million and $2.1 million of impairment loss in 2017 and 2016, $5.7 million and $1.5 million was attributable to noncontrolling interests in investment entities, respectively.
In 2017, $6.7 million of impairment loss can be attributed to negative performance on certain properties in Europe. We also recorded $1.7 million of impairment loss on foreclosed properties from our loan portfolios in both 2017 and 2016. Additionally, 2016 included $0.3 million of impairment loss on our investment management contract intangible due to a change in fee basis on a liquidating fund.
Compensation Expense

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$60,241	$23,448	$36,793
Equity-based compensation	31,577	3,419	28,158
	91,818	26,867	64,951
Merger-related compensation expense	(41,547)	—	(41,547)
	$50,271	$26,867	23,404
In addition to a significantly larger workforce following the Merger, compensation expense for the three months ended March 31, 2017 also included $26.0 million of equity-based compensation related to replacement equity awards issued to certain NSAM executives as part of the Merger, which will vest one year from the Closing Date, and $15.5 million of severance and other costs related to employee transition in connection with the Merger.
Administrative Expense
In the three months ended March 31, 2017, we incurred $4.1 million of administrative costs in connection with integrating the operations of the combined entities, including but not limited to system integration, lease termination as well as professional fees paid to third party advisors and consultants. Such costs are non-recurring and do not represent on-going costs of the fully integrated combined organization.
Gain on Sale of Real Estate Assets
In 2017, all of the gains on sale of real estate assets arose from the sale of non-core properties in our other equity segment, with $6.9 million from properties in Europe and $1.4 million from seven hotels that were sold through auction.
The significant gain in 2016 was driven by the sale of a foreclosed property in Germany held in our other equity segment, which contributed a gain of approximately $49.3 million, of which $35.1 million was attributed to noncontrolling interests in investment entities.
Other Gain, Net
The other gain in 2017 was made up predominantly of the following unrealized gains: (i) $22.6 million decrease in fair value of an undesignated out-of-money interest rate swap (liability) assumed through the Merger that was intended to hedge future refinancing risk on certain NRF mortgage debt; (ii) $3.4 million decrease in fair value of the contingent consideration liability; and (iii) $1.7 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment. These unrealized gains were partially offset by a $1.2 million write-off of basis on certain CRE securities as the underlying securitization tranches continue to wind up.
In 2016, $9.8 million of the gain represents a decrease in fair value of the contingent consideration liability. The fair value estimate of the contingent consideration is impacted by various factors, including projected performance targets and probabilities of achieving those targets, and as the contingent consideration is payable in shares of the Company, our class A common stock price.
Earnings from Investments in Unconsolidated Ventures
The significant increase in earnings from investments in unconsolidated ventures in 2017 was driven by an $89.1 million gain from the sale of 50% of our interest in Colony Starwood Homes as well as our proportionate share of gain from additional share issuance by the investee.
Through the Merger, we acquired approximately $0.7 billion of investments in unconsolidated ventures, which include interests in a healthcare investment manager, real estate investment managers, various real estate joint ventures and limited partnership interests in third party sponsored private equity funds. These investments contributed $17.3 million in earnings, primarily from the interests in private equity funds.
Income Tax Expense
Of the $2.9 million increase in income tax expense in 2017, $2.6 million was attributed to the acquired businesses of NSAM and NRF.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from asset groups that we acquired through the Merger which were classified as held for sale upon acquisition. The $12.6 million net income from discontinued operations was generated predominantly from the operations of our manufactured housing portfolio during the two month period prior to its disposition in March 2017.
Segments
The following discussion summarizes key information on each of our five segments.
Net operating income ("NOI") and earnings before interest, income tax, depreciation and amortization ("EBITDA") for our core real estate segments were determined as follows. NOI and EBITDA are discussed further and reconciled to GAAP in "—Non-GAAP Measures."

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Total revenues	$138,813	$57,042	$175,713	$45,799
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(6,999)	(1,663)	(14)	(1,039)
Property operating expenses (1)	(60,686)	(16,497)	(118,491)	(13,969)
Transaction, investment and servicing costs	—	(101)	—	(14)
Compensation expense (1)	—	(583)	—	(486)
NOI or EBITDA	$71,128	$38,198	$57,208	$30,291
_________

(1)
For healthcare and hospitality, fees paid to third parties for property management are included in property operating expenses. For industrial, compensation costs of employees engaged in property management and operations are included in compensation expense.

Healthcare
Our healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. Over half of our healthcare properties are medical office buildings and properties structured under net leases to healthcare operators for which we earn rental income. Substantially all of our net leases include annual escalating rent provisions. We also earn resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators, predominantly through structures permitted by RIDEA, which allows us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.
In connection with our on-going sales initiative, subsequent to the Merger, we closed on the sale of an 18.7% noncontrolling interest in our healthcare real estate portfolio through a newly formed joint venture for $350 million (including $20 million of certain pre-funded capital items). Our healthcare joint venture in turn owns approximately 87.7% of our healthcare portfolio, with the remaining 12.3% owned by existing minority interest holders. We act as the manager of our healthcare joint venture and are responsible for the day-to-day business and affairs of our healthcare portfolio.
At March 31, 2017, our interest in our healthcare segment was approximately 71.3%.
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on facility count) is in the United Kingdom.
The following table presents selected operating metrics of our healthcare segment at March 31, 2017:

Type	Number of Properties / Facilities	Capacity		Average Occupancy (1)	Average Remaining Lease Term (Years)	NOI for the Three Months Ended March 31, 2017 (in thousands)
Medical office buildings	113	4.02 million	square feet	85.1%	5.1	$11,974
Senior housing—operating	109	6,436	units	86.8%	NA	16,314
Net lease—senior housing	82	4,065	units	85.7%	11.5	12,461
Net lease—skilled nursing facilities	107	12,794	beds	84.2%	7.6	25,384
Net lease—hospitals	14	817	beds	60.9%	12.0	4,995
Total	425			83.6%	9.5	$71,128
__________

(1)
Occupancy represents property operator's patient occupancy for all types except medical office buildings. Average occupancy is based on number of units, beds or square footage by type of facility. Occupancy percentage is as of the last day of the quarter presented for medical office buildings, average of the quarter presented for senior housing—operating, and average of the prior quarter for net lease properties.

Revenue mix of our healthcare portfolio based on NOI was as follows. This data is presented for the trailing twelve months ended December 31, 2016 as our hotel operators report on a quarter lag and excludes two operating partners who do not track or report payor source data.

Payor Sources	Revenue Mix %
Private Pay	56%
Medicaid	33%
Medicare	11%
Total	100%
Subsequent to the Merger, we sold one medical office building for net proceeds of $3.1 million. At March 31, 2017, we had one portfolio and two skilled nursing facilities held for sale, with an aggregate real estate carrying value of $228.6 million and corresponding debt carrying value of $150.7 million. These activities reflect our continued asset monetization initiatives.
Industrial
Our industrial segment is composed primarily of light industrial assets. Our strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector.
Light industrial buildings are generally either multi-tenant buildings of up to 500,000 square feet or single tenant buildings of up to 250,000 square feet with an office build-out of less than 20%. They are typically located in supply-constrained locations and are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms, by providing smaller industrial distribution spaces located closer to a company's customer base.
Our investment in the industrial portfolio is made alongside third party limited partners through a joint venture, composed of two sponsored and managed partnerships, including an open-end industrial fund. We also have a wholly-owned industrial operating platform which provides vertical integration from acquisition and development to asset management and property management of the industrial assets.
At March 31, 2017, we owned 43% of our industrial portfolio based on net asset value through our balance sheet investment of $683.5 million. Our ownership interest decreased from 49% at December 31, 2016 as we continue to expand our industrial portfolio through third party equity capital.
In March 2017, we called an additional $293.8 million of third party equity capital and along with $65.0 million of additional capital contributed through our balance sheet, used the proceeds to pay down $335.7 million of our variable rate acquisition debt financing.
Our portfolio is well-diversified with 39 million square feet and over 900 tenants across 15 major U.S. markets, with significant concentrations (by square feet) in Atlanta (21%), Dallas (18%), and Chicago (10%).
The following table presents selected operating metrics of our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Annualized Gross Rent (1) (in thousands)
March 31, 2017	353	39,029	96%	3.8	$169,638
December 31, 2016	346	37,613	96%	3.7	161,102
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

At March 31, 2017, 73% of our tenants were international and national companies, with the top ten tenants making up only 8% of our portfolio based on annualized gross rent.
2017 Activity

•	Total portfolio leased percentage remained stable at 96% at March 31, 2017 and December 31, 2016. In the first quarter of 2017, we added 1.4 million rentable square feet.

•
Leasing activity continued at a steady pace with 32 new leases totaling 713,000 square feet and 31 lease renewals totaling approximately 1.3 million square feet. At March 31, 2017, no more than 16% of existing leases were scheduled to expire in any single year over the next ten years.

•Acquisitions in the first quarter of 2017 are summarized below. In April 2017, we acquired three additional buildings totaling 178,000 square feet.

	Number of Buildings	Rentable Square Feet (in thousands)	Occupancy % At Acquisition	Purchase Price (1) (in thousands)
Acquisitions	7	1,415	100%	$117,912
_________

(1)	Purchase price includes transaction costs for asset acquisitions.

•
There were no dispositions during the three months ended March 31, 2017. At March 31, 2017, nine buildings totaling 1.3 million square feet were held for sale. We continually recycle capital into newer assets to improve the overall quality of our portfolio.

Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
NOI—Industrial	$38,198	$30,291	$7,907	26.1%
The increase in NOI between the three months ended March 31, 2017 and 2016 resulted from a combination of growth in the size of our portfolio, as well as an increase in occupancy and higher rental rates for both new leases and renewals, which offset higher real estate taxes incurred during this period from new acquisitions.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels.
We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At March 31, 2017, we owned approximately 94.3% of our hospitality segment.
Our hotel portfolio is geographically diverse, located mostly in the top 25 major metropolitan statistical areas, with concentrations (based on EBITDA) in California (19%), Florida (19%) and New Jersey (5%).
The following table presents selected operating metrics of our hotel portfolio:

	At March 31, 2017		Three Months Ended March 31, 2017
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	EBITDA (in thousands)
Select service	97	13,193	67.6%	$123	$83	$31,198
Extended stay	66	7,936	73.4%	130	96	23,510
Full service	4	962	67.3%	167	112	2,500
Total	167	22,091	69.7%	128	89	$57,208
__________

(1)	Average daily rate (“ADR”) measures average room price by dividing room revenue by total rooms sold.

(2)	Revenue per Available Room (“RevPAR”) measures period-over-period change in room revenue by dividing room sales by room nights available for the period.

A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at March 31, 2017 was as follows:

Brands	% by Rooms
Marriott	79.0%
Hilton	15.7%
Hyatt	3.7%
Intercontinental Hotels Group	1.6%
Total	100.0%
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as through unconsolidated ventures. Over time, we intend to recycle capital from our other equity and debt investments and shift our balance sheet exposure to our core real estate segments.
Significant investments in our other equity and debt portfolio at March 31, 2017 were as follows:

Type	Carrying Value (In thousands)
Other real estate equity	$2,184,147
Investments in unconsolidated ventures—third party private equity funds (1)	400,984
Investments in unconsolidated ventures—other (2)	944,049
Loans receivable	3,954,848
CRE securities (3)	413,570
__________

(1)	Carrying value reflects fair value of our limited partnership interests in third party sponsored private equity funds as we elected fair value option accounting.

(2)
Represents various equity method and cost method investments. Significant investments include equity interests in Colony Starwood Homes ($161.6 million), Albertsons supermarket chain ($99.6 million), and acquisition, development and construction loans ($340.6 million).

(3)	Includes our interest in common stock of NRE with carrying value of $2.9 million.
Significant 2017 Activity

•	Acquired a portfolio of distressed CRE loans in Ireland for $534.1 million, at approximately 63% discount to par, utilizing approximately 70% debt financing.

•	Acquired a controlling interest in CPI through a restructuring of our investment, resulting in the assumption of $539.2 million of real estate with underlying debt of $257.1 million.

•
Sold approximately 7.6 million shares or 50% of our interest in Colony Starwood Homes for net proceeds of $239.1 million, resulting in a gain of approximately $89.1 million. At March 31, 2017, we owned 6.3% of Colony Starwood Homes, a decrease from 14% at December 31, 2016.

•	At March 31, 2017, we had $580.0 million of real estate assets and approximately $93.3 million of loans receivable held for sale, with $344.9 million of corresponding debt.
Investment Management
We manage capital on behalf of third party institutional and retail investors through private funds, traded and non-traded REITs and investment companies, which provide a stable stream of management fee income. We also have an embedded broker-dealer platform which raises capital in the retail market.
Our investment management platform allows us to raise private third party capital in partnership with our own balance sheet to further scale our core real estate segments and also allows us to pursue a balance sheet light tactical strategy.
For the three months ended March 31, 2017, we closed on approximately $980 million of third party capital commitments, with $940 million from institutional clients and $40 million from retail clients.

Total third party assets under management ("AUM") were as follows:

(In billions)	March 31, 2017	December 31, 2016
Third party AUM (1)	$40.7	$10.7
__________

(1)
All references to AUM herein refer to third party investments that we manage, excluding our own balance sheet investments. AUM refers to the assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. AUM is generally based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at March 31, 2017, except that AUM of the Retail Companies and NRE are presented as of May 5, 2017. AUM further includes a) uncalled capital commitments and b) for corporate investments in affiliates with asset and investment management functions, the Company’s pro rata share of assets of each affiliate as presented and calculated by the affiliate. The Company’s calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Prior to the Merger, the Company's AUM was determined based on the gross fair value of managed investments. The AUM at December 31, 2016 is presented above in accordance with the current definition of AUM based on gross undepreciated carrying value of managed investments.
The acquisition of NSAM's investment management business contributed $30.9 billion of our third party AUM at March 31, 2017. In the first quarter of 2017, Colony's third party AUM decreased approximately $0.9 billion, due to continued realization of investments by liquidating funds, including the sale of shares in Colony Starwood Homes held by our managed funds, partially offset by new capital raised during this period.
Our third party AUM at March 31, 2017 by type is summarized below:

Type	Products	Description	AUM (in billions)
Institutional Funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund, other co-investment vehicles and special accounts	Earns base and asset management fees, potential for incentives on sponsored funds	$10.2
Retail Companies	NorthStar Income I, NorthStar Income II	Public non-traded REITs and investment companies	7.0
	NorthStar Healthcare	Broker-dealer subsidiary acts as dealer-manager for all retail product offerings
	NorthStar/RXR NY Metro (1)
Earns base management fees from all Retail Companies, acquisition and disposition fees from non-traded REITs (except for NorthStar/RXR NY Metro), and potential for performance fees (except for NorthStar/Townsend)

	NorthStar Capital Fund
	NorthStar/Townsend (1) (2)
Public Companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.0
		Earns base management fees, potential for incentives
Townsend	Commingled funds, segregated mandates, advisory services	84% interest in Townsend group	14.5
		Manage fund-of-funds and custom portfolios primarily invested in direct real estate funds
		Source co-investments and joint ventures alongside GPs
		Earns base management fees, performance fees, advisory fees
Pro Rata Corporate Investments	Joint venture investments	Earns share of earnings from unconsolidated ventures	7.0

Includes investments in RXR Realty (27%), real estate owner, developer and asset manager with AUM over $12 billion; and (ii) AHI (43%), healthcare asset manager and sponsor of non-traded vehicles with AUM of $2.5 billion

			$40.7
__________

(1)	Fee income is shared between the Company and its co-advisors, RXR Realty and Townsend.

(2)
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend”) submitted a registration statement on Form N-2 to the SEC in October 2016, which as of May 5, 2017, is not yet effective. Townsend is the advisor for NorthStar/Townsend and an affiliate of Colony NorthStar will act as administrator and sub-advisor for certain investments.

Non-GAAP Supplemental Financial Measures
The Company reports funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. The Company also reports NOI for the healthcare and industrial segments and EBITDA for the hospitality segment, which are supplemental non-GAAP financial measures widely used in the equity REIT industry. FFO, NOI and EBITDA should not be considered alternatives to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO, NOI and EBITDA may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Included in FFO are gains and losses from sales of assets which are not depreciable real estate such as loans receivable, investments in unconsolidated joint ventures as well as investments in debt and other equity securities, as applicable.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values fluctuate with market conditions, management considers FFO an appropriate supplemental performance measure by excluding historical cost depreciation, as well as gains or losses related to sales of previously depreciated real estate.
The following table presents a reconciliation of net income attributable to common stockholders to FFO attributable to common interests in Operating Company and common stockholders. Amounts in the table include our share of activity in unconsolidated ventures.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income (loss) attributable to common stockholders	$(5,216)	$18,135
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	(1,083)	3,421
Real estate depreciation and amortization	128,545	48,411
Impairment of real estate	8,513	1,753
Gain on sales of real estate	(6,993)	(51,265)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(32,695)	15,893
FFO attributable to common interests in Operating Company and common stockholders	$91,071	$36,348
_________

(1)
For the three months ended March 31, 2017, adjustments attributable to noncontrolling interests in investment entities include $32.6 million of real estate depreciation and amortization, $5.7 million of impairment of real estate, offset by $5.6 million of gain on sales of real estate. For the three months ended March 31, 2016, adjustments attributable to noncontrolling interests in investment entities include $18.5 million of real estate depreciation and amortization, $1.5 million of impairment of real estate, offset by $36.2 million of gain on sales of real estate. The adjustments attributable to noncontrolling interests also reflect the correction of a $0.4 million over-allocation of loss to noncontrolling interests in the three months ended March 31, 2016 which was recorded in the fourth quarter of 2016. The correction was not material to net income attributable to common stockholders or FFO attributable to common interests in the Operating Company for the period presented.

Net Operating Income / Earnings Before Interest, Tax, Depreciation and Amortization
NOI for healthcare and industrial segments represents total property and related income less property operating expenses, adjusted for the effects of (i) straight-line rental income adjustments; (ii) amortization of acquired above- and below-market lease adjustments to rental income; and (iii) other items such as adjustments for our share of NOI of unconsolidated ventures.
EBITDA for the hospitality segment represents net income from continuing operations of that segment excluding the impact of interest expense, income tax expense or benefit, and depreciation and amortization.
We believe that NOI and EBITDA are useful measures of operating performance of our respective real estate portfolios as they are more closely linked to the direct results of operations at the property level. NOI also reflects actual rents received during the period after adjusting for the effects of straight-line rents and amortization of above- and below-market leases; therefore, a comparison of NOI across periods better reflects the trend in occupancy rates and rental rates at our properties.
NOI and EBITDA exclude historical cost depreciation and amortization, which are based on different useful life estimates depending on the age of the properties, as well as adjust for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions.

This allows for comparability of operating performance of our properties period over period and also against the results of other equity REITs in the same sectors.
Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of our properties, NOI and EBITDA provide a measure of operating performance independent of our capital structure and indebtedness.
However, the exclusion of these items as well as others, such as capital expenditures and leasing costs, which are necessary to maintain the operating performance of our properties, and transaction costs and administrative costs, may limit the usefulness of NOI and EBITDA.
The following table presents a reconciliation of net income (loss) from continuing operations of the healthcare, industrial and hospitality segments to NOI or EBITDA of the respective segments.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Net income (loss) from continuing operations	$(9,266)	$519	$(3,616)	$(734)
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(6,999)	(1,663)	(14)	(1,039)
Interest expense	41,092	12,426	27,249	9,418
Transaction, investment and servicing costs	2,123	—	1,737	256
Depreciation and amortization	40,881	24,639	30,041	21,348
Compensation and administrative expense	2,519	2,875	1,697	1,789
Gain on sale of real estate assets	—	—	—	(781)
Other (gain) loss, net	(1,464)	—	76	(31)
Income tax (benefit) expense	2,242	(598)	38	65
NOI or EBITDA	$71,128	$38,198	$57,208	$30,291
Liquidity and Capital Resources
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
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	acquisitions of common stock under our common stock repurchase program; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from long-term senior and subordinated corporate capital;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.

We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements. Distribution requirements imposed on us to qualify as a REIT generally require that we distribute to our stockholders 90% of our taxable income, which constrains our ability to accumulate operating cash flows.
Additional discussions of our liquidity needs and sources of liquidity are presented below.
Liquidity Needs
Commitments
Our commitments in connection with our investment activities and other activities are described in “—Contractual Obligations, Commitments and Contingencies."
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—Our board of directors declared the following dividends in 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 23, 2017	March 31, 2017	April 17, 2017	$0.27	(1)
__________

(1)
Prorated to dividend per share of $0.24 for the period from January 11 to March 31, 2017. In connection with the consummation of the Merger, on January 20, 2017, the Company paid a dividend of $0.04444 per share of each Colony and NRF common stock on a pre-exchange basis, representing a pro rata dividend for the period from January 1, 2017 through January 10, 2017 of the quarterly dividend rate of $0.40 per share of each Colony and NRF common stock on a pre-exchange basis.

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding March 31, 2017 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A	8.75%	2,467	$1,349	$0.54688
Series B	8.25%	13,999	7,218	0.51563
Series C	8.875%	5,000	2,773	0.55469
Series D	8.5%	8,000	4,250	0.53125
Series E	8.75%	10,000	5,469	0.54688
Series F	8.5%	10,080	5,355	0.53125
Series G	7.5%	3,450	1,617	0.46875
Series H	7.125%	11,500	5,121	0.44530
		64,496	$33,152
Common Stock Repurchases
On February 23, 2017, our board of directors authorized a common stock repurchase program, pursuant to which we may repurchase up to $300 million of our outstanding class A common stock over a one-year period, as described in Note 15 to the consolidated financial statements.
Sources of Liquidity

Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our real estate properties. We also generate interest income from commercial real estate related loans and securities as well as receive periodic distributions from some of our investments in unconsolidated ventures. Such income is partially offset by interest expense associated with borrowings against our investments.
Additionally, we generate fee revenue from our investment management segment through the management of various types of investment products, including both institutional and retail capital. Management fee income is generally a predictable and stable revenue stream, while performance based incentive income is by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Investment-Level Financing
We have various forms of investment-level financing, including securitizations, as described in Note 11 to the consolidated financial statements.
Our ability to raise and access third party capital in our sponsored investment vehicles would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 11 to the consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The JPM Credit Agreement matures in January 2021, with two six-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of May 5, 2017, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $924.0 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. We were in compliance with the financial covenants that were in place at March 31, 2017.
Convertible Senior Notes
Convertible senior notes issued by us and that remain outstanding are described in Note 11 to the consolidated financial statements.
Public Offerings
We may in the future offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
As a result of the Merger, comparisons of the period to period cash flows may not be meaningful. The periods as of and prior to January 10, 2017 represent the pre-merger cash flows of Colony, while the cash flows of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017.
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$22,920	$80,539
Investing activities	493,865	133,389
Financing activities	(246,683)	(230,235)
Operating Activities
Cash inflows from operating activities are generated primarily through property operating income from our real estate portfolio, interest received from loans receivable and securities, distributions of earnings from unconsolidated ventures, and fee income from our investment management business. This is partially offset by payment of operating expenses supporting our business, including property operating, loan servicing, transaction costs, compensation and administrative costs. The three months ended March 31, 2017 includes the operating activities of the NSAM and NRF businesses subsequent to the Merger, as well as payments of significant Merger-related transaction and integration costs. The Company believes cash flows from operations, available cash balances and the Company’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Company’s operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of properties, disbursements on new and/or existing loan draws, contributions to unconsolidated ventures, partially offset by repayments and sales of loan receivables, distributions of capital from unconsolidated ventures, proceeds from sale of properties, as well as proceeds from securities sold or matured.
In the three months ended March 31, 2017, the Company received net proceeds of $239.1 million from the sale of 7,583,840 shares of SFR common stock in connection with a secondary offering by Colony Starwood Homes.
Although the Merger was completed in an all-stock exchange, the Company assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. These amounts, net of $260.6 million of cash assumed, are presented as investing cash outflows in the consolidated statement of cash flows.
Investing activities in the three months ended March 31, 2016 generated a net cash inflow of $133.4 million, primarily from our other real estate equity segment, with cash outlays for property acquisitions and capital expenditures totaling $119.9 million and property sales generating proceeds of $168.7 million.
Financing Activities
The Company’s main financing activities are cash proceeds from borrowings secured by our investments, drawdowns from our corporate credit facility as well as issuance of preferred stock, common stock or convertible senior notes. Our primary uses of cash are for debt repayments, dividends to our stockholders and noncontrolling interests, and in 2017, common stock repurchases in accordance with our common stock repurchase program.
For the three months ended March 31, 2017 and 2016, cash provided by secured borrowings and drawdowns from our corporate credit facility were our primary sources of financing.
During the three months ended March 31, 2017, the Company repurchased its common stock at an aggregate cost of $66.2 million including commissions, of which $10.2 million was payable at March 31, 2017. The Company also terminated the legacy NSAM Call Spread arrangement and received $21.9 million in settlement, including $15.0 million of cash pledged as collateral.
For the three months ended March 31, 2016, distributions of $193.5 million were made to noncontrolling interests in investment entities, of which a significant amount was related to proceeds from sale of a foreclosed property in Germany.

Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations and contingencies on an undiscounted basis as of March 31, 2017 and the future periods in which we expect to settle such obligations and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to March 31, 2017 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2017	2018-2019	2020-2021	2022 and after
Corporate credit facility (1)	$13,427	$2,674	$7,098	$3,655	$—
Convertible and exchangeable senior notes (2)	775,685	20,564	54,836	442,389	257,896
Secured and unsecured debt (3)	9,833,611	3,538,520	3,431,984	1,107,151	1,755,956
Securitization bonds payable (4)	875,756	212,677	624,499	38,580	—
Junior subordinated notes	491,539	8,302	22,040	22,071	439,126
Ground lease obligations (5)	151,175	4,426	10,426	10,530	125,793
Office lease obligations (6)	27,368	7,007	8,810	3,950	7,601
	12,168,561	$3,794,170	$4,159,693	$1,628,326	$2,586,372
Contingent consideration (7)	37,850
Lending commitments (8)	109,099
Investment commitments (9)	227,527
Total	$12,543,037
__________

(1)
Represents unused commitment fee of 0.35% per annum, assuming principal is repaid on maturity date of January 2021. There were no amounts outstanding on the corporate credit facility at March 31, 2017. See “—Liquidity and Capital Resources."

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 11 to the Consolidated Financial Statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity date of the respective secured and unsecured debt. Interest on floating rate debt was determined based on the applicable index at March 31, 2017. See Note 11 to the Consolidated Financial Statements.

(4)
The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.

(5)
We assumed noncancellable operating ground leases as lessee or sublessee in connection with certain properties acquired. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments, as well as exclude ground leases which require only nominal annual payments and those associated with real estate held for sale. Rents paid under ground leases are recoverable from tenants.

(6)	We lease office space under noncancellable operating leases. The amounts reflect only minimum lease payments and do not project any potential escalation or other lease-related payments.

(7)
Contingent consideration liability is in connection with our acquisition of the investment management business and operations of our former external manager. The amount is payable to certain senior executives of the Company in shares of class A and class B common stock, as well as OP Units, subject to achievement of multi-year performance targets. Although the earnout period expires on June 30, 2018, portions of contingent consideration related to capital raising targets may become due upon achieving those targets. The amount presented reflects the estimated fair value of the contingent consideration at March 31, 2017.

(8)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding as of March 31, 2017 are not included. See Note 5 to the Consolidated Financial Statements.

(9)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to Company-sponsored private funds and third party-sponsored private funds. Potential future commitments that we have approved but are not yet legally binding as of March 31, 2017 are not included. See Notes 4 and 6 to the Consolidated Financial Statements.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of March 31, 2017.
In connection with certain hotel acquisitions, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire from 2025 to 2030. At March 31, 2017, the aggregate amount under these guarantees of the franchisees obligations was $0.5 million.
We have off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. In each case, our exposure to loss is limited to the carrying value of our investment.

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. In addition, the risk committee of our board of directors, in consultation with our chief risk officer, internal auditor and other senior management, will periodically review our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors will maintain oversight of financial reporting risk matters.
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
Asset Management
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
We currently expect to target an overall leverage rate of approximately 50% or less. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time.
We highlight below certain sections of our accounting policies that we believe are critical based on the nature of our operations and require management judgment. Refer to discussion of these significant accounting policies in Note 2 to our consolidated financial statements included in Item 1 of this Quarterly Report.

•	Principles of consolidation—VIE assessment

•	Business combinations—evaluation of whether definition of a business is met; valuation of assets acquired, liabilities assumed and noncontrolling interests; purchase price allocation

•	Real estate assets—valuation of real estate and related intangibles at acquisition; classification as held for sale, impairment assessment; recognition of gain on sale of real estate

•	Loans receivable—nonaccrual policy; assessment of loan impairment and allowance for loan losses; accounting for PCI loans, including estimate of expected cash flows; accounting for ADC loans

•	Investments in unconsolidated ventures—impairment assessment

•	Securities—OTTI assessment; accounting for PCI debt securities

•	Identifiable intangibles—impairment assessment

•	Goodwill—assignment to reporting units; impairment assessment

•	Transfers of financial assets—qualification for sale accounting

•	Income taxes—assessment of deferred taxes and uncertain tax positions
Recent Accounting Updates
Recent accounting updates are included in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices, equity prices and credit risk in our underlying investments. Our primary market risks are credit risk, interest rate risk, credit curve spread risk, foreign currency risk and inflation, either directly or indirectly through our investments in unconsolidated ventures.
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
In addition, our investment in loans receivable is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held through our joint venture investments, as well as external factors that may affect their value.
For more information, see Item 2 “Management's Discussion and Analysis—Risk Management.”
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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of May 5, 2017, the termination value was approximately $152 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of May 5,

2017, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $172 million or unrealized loss of $200 million.
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we may employ on our foreign currency denominated investments are forwards and costless collars (buying a protective put while writing an out-of the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts are generally structured with strike prices up to 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 10% of the original capital invested.
At March 31, 2017, we had approximately €504.1 million, £245.8 million, CHF56.2 million and NOK 851.6 million or a total of $1,000.8 million, in European investments. A 1% change in these foreign currency rates would result in a $10 million increase or decrease in translation gain or loss on our real estate assets, investments in loans receivable and unconsolidated ventures. At March 31, 2017, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $19.7 million, net of effect of hedging.
A summary of the foreign exchange contracts in place at March 31, 2017, including notional amount and key terms, is included in Note 12 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2017, we do not expect any counterparty to default on its obligations.
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2017.
Changes in Internal Control over Financial Reporting
As a result of the Merger, we are in the process of integrating the systems, processes and internal controls of Colony, NSAM and NRF. We will continue to review our internal control practices for the combined company in consideration of future integration and post-merger activities.
Except as described above in the preceding paragraph, during the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2017, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Equity Securities Upon Redemption of OP Units
On February 24, 2017, we issued 45,371 shares of our class A common stock upon redemption of an equal number of our OP Units, of which 31,171 OP Units were held by FHB Holding LLC (which is controlled by certain of our employees) and 14,200 OP Units were allocated between two educational institutions that held the OP Units prior to their respective redemption requests. Such institutions received the OP Units as a charitable contribution from FHB Holdings LLC.
On April 3, 2017, we issued 1,053,306 shares of our class A common stock upon redemption of an equal number of our OP Units, of which 607,841 OP Units were held by limited liability companies controlled by Thomas J. Barrack, Jr. and 445,465 OP Units were held by FHB Holdings LLC. In connection with such redemption of OP Units, we issued 28,166 shares of our class A common stock upon conversion of an equal number of shares of our class B common stock.
Such shares of class A common stock were issued and sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Repurchase of Equity Securities
Since the inception of the Company’s stock repurchase program on February 28, 2017 through the end of the quarter ended March 31, 2017, the Company has repurchased 4,933,337 shares of its class A common stock for $66,186,418. The number and weighted average price per share of shares purchased in each fiscal month of the quarter ended March 31, 2017 are set forth in the table below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2017 through January 31, 2017	—	N/A	N/A	N/A
February 1, 2017 through February 28, 2017	—	N/A	N/A	N/A
March 1, 2017 through March 31, 2017	4,933,337	$13.42	4,933,337	$233,813,582
Total	4,933,337	$13.42	4,933,337	$233,813,582
__________

(1)
The Company's common stock repurchase program was announced by the Company on February 28, 2017. Pursuant to the common stock repurchase program, the Company may repurchase up to $300 million of the Company's class A common stock over a one-year period.

ITEM 3.	Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

Exhibit Number	Description

2.1
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Asset Management Group Inc., Colony Capital, Inc., NorthStar Realty Finance Corp., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016)

2.2
Letter Agreement, dated as of July 28, 2016, by and among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016)

2.3
Letter Agreement, dated as of October 16, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.3 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016)

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)
3.2	Amended and Restated Bylaws of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)
4.1
Third Supplemental Indenture, dated as of January 10, 2017, by and between Colony NorthStar, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.2
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.3 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.3
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.4
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.5 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.5
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.6
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.7 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.7
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.8
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.9 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.9
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.10 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.10
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.11 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.11
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.1
Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.2
Colony NorthStar, Inc. 2014 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 on Form S-8 to Colony NorthStar, Inc.’s Registration Statement on Form S-8 (File No. 333-197104-01))

10.3
Second Amended and Restated Credit Agreement, dated as of January 10, 2017, by and among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.13 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

Exhibit Number	Description

10.4
Tax Protection Agreement, dated as of January 10, 2017, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.14 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.5
Form of Indemnification Agreement, by and between Colony NorthStar, Inc. and the Officers and Directors of Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.17 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.6
Purchase and Sale Agreement, dated as of November 4, 2016, by and among NorthStar Realty Finance Limited Partnership, NorthStar Healthcare JV Holdings, LLC, NorthStar Healthcare REIT, LLC, NorthStar TK Healthcare Operating Company, LLC, NorthStar Healthcare JV, LLC and NRFC Healthcare Holding Company, LLC and Derwood Limited (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on January 25, 2017)

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony NorthStar, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2017

COLONY NORTHSTAR, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)