Form 10-Q
period 2017-06-30
Colony NorthStar, Inc.
filed 2017-08-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, 551,361,195 shares of the Registrant's class A common stock and 741,874 shares of class B common stock were outstanding.

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

2

COLONY NORTHSTAR, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$599,920	$376,005
Restricted cash	300,680	111,959
Real estate, net	13,884,204	3,243,631
Loans receivable, net	4,009,089	3,430,608
Investments in unconsolidated ventures ($365,050 and $0 at fair value, respectively)	1,526,807	1,052,995
Securities available for sale, at fair value	409,871	23,446
Goodwill	1,808,393	680,127
Deferred leasing costs and intangible assets, net	1,035,767	278,741
Assets held for sale ($96,807 and $67,033 at fair value, respectively)	1,190,122	292,924
Other assets ($18,809 and $36,101 at fair value, respectively)	459,702	260,585
Due from affiliates	63,777	9,971
Total assets	$25,288,332	$9,760,992
Liabilities
Debt, net	$10,418,978	$3,715,618
Accrued and other liabilities ($179,221 and $5,448 at fair value, respectively)	968,868	286,952
Intangible liabilities, net	221,853	19,977
Liabilities related to assets held for sale	203,548	14,296
Due to affiliates	34,945	41,250
Dividends and distributions payable	186,990	65,972
Total liabilities	12,035,182	4,144,065
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	79,504	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,643,723 and $625,750 liquidation preference, respectively; 250,000 and 50,000 shares authorized, respectively; 65,749 and 25,030 shares issued and outstanding, respectively	1,624,444	607,200
Common stock, $0.01 par value per share
Class A, 949,000 and 658,369 shares authorized, respectively; 551,190 and 166,440 shares issued and outstanding, respectively	5,512	1,664
Class B, 1,000 shares authorized; 742 and 770 shares issued and outstanding, respectively	7	8
Additional paid-in capital	7,958,872	2,443,100
Distributions in excess of earnings	(505,554)	(246,064)
Accumulated other comprehensive income (loss)	6,884	(32,109)
Total stockholders’ equity	9,090,165	2,773,799
Noncontrolling interests in investment entities	3,643,836	2,453,938
Noncontrolling interests in Operating Company	439,645	389,190
Total equity	13,173,646	5,616,927
Total liabilities, redeemable noncontrolling interests and equity	$25,288,332	$9,760,992

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Property operating income	$500,531	$95,348	$927,385	$186,965
Interest income	111,263	103,860	226,807	193,221
Fee income	54,319	15,505	107,569	32,114
Other income ($6,973, $806, $13,676 and $2,061 from affiliates, respectively)	13,259	2,815	24,776	6,017
Total revenues	679,372	217,528	1,286,537	418,317
Expenses
Property operating expense	253,717	29,780	470,066	60,566
Interest expense	140,260	42,568	266,538	84,439
Investment, servicing and commission expense	13,740	5,402	25,547	12,333
Transaction costs	2,440	7,958	89,780	12,448
Depreciation and amortization	153,111	39,541	290,531	85,683
Provision for loan loss	1,067	6,213	7,791	10,843
Impairment loss	12,761	2,441	21,280	4,520
Compensation expense (including $37,412, $3,423, $68,989 and $6,842 of equity-based compensation, respectively)	80,759	24,240	172,577	51,107
Administrative expenses	30,145	13,098	56,059	25,869
Total expenses	688,000	171,241	1,400,169	347,808
Other income
Gain on sale of real estate assets	15,190	5,844	24,160	56,963
Other gain (loss), net	(23,850)	(348)	1,531	13,697
Earnings from investments in unconsolidated ventures	122,394	53,113	236,386	55,542
Income before income taxes	105,106	104,896	148,445	196,711
Income tax benefit (expense)	86	(1,760)	(3,623)	(2,544)
Net income from continuing operations	105,192	103,136	144,822	194,167
Income from discontinued operations	—	—	12,560	—
Net income	105,192	103,136	157,382	194,167
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	720	—	1,337	—
Investment entities	23,800	40,169	50,859	97,764
Operating Company	2,330	7,918	1,247	11,339
Net income attributable to Colony NorthStar, Inc.	78,342	55,049	103,939	85,064
Preferred stock redemption (Note 15)	5,448	—	5,448	—
Preferred stock dividends	34,339	12,093	65,152	23,973
Net income attributable to common stockholders	$38,555	$42,956	$33,339	$61,091
Basic earnings per share
Net income from continuing operations per basic common share	$0.07	$0.26	$0.03	$0.37
Net income per basic common share	$0.07	$0.26	$0.05	$0.37
Diluted earnings per share
Net income from continuing operations per diluted common share	$0.07	$0.24	$0.03	$0.36
Net income per diluted common share	$0.07	$0.24	$0.05	$0.36
Weighted average number of shares
Basic	544,023	164,674	525,318	164,203
Diluted	544,023	201,257	525,318	188,229
Dividends declared per common share (Note 15)	$0.27	$0.27	$0.54	$0.54
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$105,192	$103,136	$157,382	$194,167
Other comprehensive income (loss), net of tax:
Other comprehensive income from investments in unconsolidated ventures, net	511	95	605	106
Net change in fair value of available for sale securities	8,652	—	3,658	—
Net change in fair value of cash flow hedges	—	(69)	—	(113)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	107,000	(47,502)	135,073	(17,934)
Change in fair value of net investment hedges	(37,905)	24,759	(45,094)	7,043
Net foreign currency translation adjustments	69,095	(22,743)	89,979	(10,891)
Other comprehensive income (loss)	78,258	(22,717)	94,242	(10,898)
Comprehensive income	183,450	80,419	251,624	183,269
Comprehensive income attributable to noncontrolling interests:
Redeemable noncontrolling interests	720	—	1,337	—
Investment entities	69,553	23,735	108,541	90,952
Operating Company	4,178	6,940	3,341	10,715
Comprehensive income attributable to stockholders	$108,999	$49,744	$138,405	$81,602

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2015	$607,200	$1,646	$2,387,770	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	85,064	—	85,064	97,764	11,339	194,167
Other comprehensive income	—	—	—	—	(3,462)	(3,462)	(6,812)	(624)	(10,898)
Repurchase of preferred stock	(19,998)	—	—	—	—	(19,998)	—	—	(19,998)
Contribution of preferred stock to an affiliate	19,998	—	—	—	—	19,998	—	—	19,998
Equity-based compensation	—	15	6,827	—	—	6,842	—	—	6,842
Redemption of units in Operating Company for cash Class A common stock	—	10	13,466	—	—	13,476	—	(16,033)	(2,557)
Shares canceled for tax withholding on vested stock awards	—	(3)	(2,859)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	93,260	—	93,260
Distributions to noncontrolling interests	—	—	—	—	—	—	(278,254)	(17,069)	(295,323)
Acquisition of noncontrolling interests	—	—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(23,973)	—	(23,973)	—	—	(23,973)
Common stock dividends declared ($0.54 per share)	—	—	—	(90,760)	—	(90,760)	—	—	(90,760)
Reallocation of equity (Note 2)	—	—	2,027	—	—	2,027	—	(2,027)	—
Balance at June 30, 2016	$607,200	$1,668	$2,407,956	$(160,947)	$(21,884)	$2,833,993	$2,040,195	$405,985	$5,280,173

Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927
Net income (loss)	—	—	—	103,939	—	103,939	50,859	1,247	156,045
Other comprehensive income	—	—	—	—	34,466	34,466	57,682	2,094	94,242
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	506,453	8,162	514,615
Issuance of 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock	345,000	—	—	—	—	345,000	—	—	345,000
Offering costs	(11,540)	—	—	—	—	(11,540)	—	—	(11,540)
Redemption of preferred stock (Note 15)	(313,667)	—	—	—	—	(313,667)	—	—	(313,667)
Common stock repurchases	—	(129)	(167,856)	—	—	(167,985)	—	—	(167,985)
Redemption of units in Operating Company for cash and Class A common stock	—	14	18,796	—	—	18,810	—	(23,895)	(5,085)
Equity-based compensation	—	75	46,460	—	—	46,535	—	24,040	70,575
Shares canceled for tax withholding on vested stock awards	—	(4)	(5,401)	—	—	(5,405)	—	—	(5,405)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	913,308	—	913,308
Distributions to noncontrolling interests	—	—	—	—	—	—	(357,281)	(17,950)	(375,231)
Preferred stock dividends	—	—	—	(75,147)	—	(75,147)	—	—	(75,147)
Common stock dividends declared ($0.54 per share; Note 15)	—	—	—	(288,282)	—	(288,282)	—	—	(288,282)
Reallocation of equity (Notes 2 and 16)	—	—	(80,161)	—	4,527	(75,634)	18,877	56,757	—
Balance at June 30, 2017	$1,624,444	$5,519	$7,958,872	$(505,554)	$6,884	$9,090,165	$3,643,836	$439,645	$13,173,646
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$157,382	$194,167
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(32,252)	(9,186)
Accretion in excess of cash receipts on purchased credit impaired loan	—	(8,515)
Paid-in-kind interest added to loan principal	(16,304)	(24,807)
Straight-line rents	(16,119)	(7,185)
Amortization of above- and below-market lease values, net	(5,597)	1,315
Amortization of deferred financing costs and debt discount and premium	41,602	12,403
Earnings from investments in unconsolidated ventures	(236,386)	(55,542)
Distributions of income from equity method investments	33,971	36,432
Provision for loan losses	7,791	10,843
Impairment of real estate and intangible assets	21,280	4,520
Depreciation and amortization	290,531	85,683
Equity-based compensation	70,098	6,842
Change in fair value of contingent consideration	(8,250)	(9,090)
Gain on sales of real estate assets, net	(22,052)	(56,963)
Other loss, net	6,719	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(4,931)	—
(Increase) decrease in due from affiliates	(12,779)	2,756
(Increase) decrease in other assets	(17,848)	11,577
Decrease in accrued and other liabilities	(72,173)	2,112
Other adjustments, net	254	(4,378)
Net cash provided by operating activities	184,937	192,984
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(211,671)	(32,532)
Distributions from investments in unconsolidated ventures	101,087	36,084
Acquisition of loans receivable	(538,136)	—
Payment of Merger-related liabilities, net of cash acquired (Note 3)	(44,437)	—
Net disbursements on originated loans	(172,017)	(154,096)
Repayments of loans receivable	217,302	198,268
Proceeds from sales of loans receivable	114,836	75,000
Cash receipts in excess of accretion on purchased credit impaired loans	100,382	56,470
Acquisition of real estate, related intangibles and leasing commission, and improvements of real estate	(791,779)	(228,932)
Proceeds from sales of real estate assets, net of debt assumed by buyer	973,603	224,977
Acquisition of securities	(11,523)	(23,324)
Proceeds from sales of securities	24,788	—
Proceeds from paydown and maturity of securities	62,171	—
Proceeds from sale of investment in unconsolidated venture	500,504	—
Acquisition of CPI, net of cash acquired (Note 3)	(35,711)	—
Investment deposits	(47,130)	—
Change in restricted cash	20,463	7,963
Net payments on settlement of derivative instruments	(6,315)	—
Other investing activities, net	(2,250)	(4,910)
Net cash provided by investing activities	254,167	154,968

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$333,460	$—
Dividends paid to preferred stockholders	(70,920)	(24,186)
Dividends paid to common stockholders	(184,874)	(90,140)
Repurchase of common stock	(167,985)	—
Borrowings from corporate credit facility	659,000	325,000
Repayment of borrowings from corporate credit facility	(1,010,600)	(211,500)
Borrowings from mortgage and other secured debt	2,654,459	331,778
Repayment of borrowings from mortgage and other secured debt	(2,565,537)	(425,050)
Change in escrow deposits for financing arrangements	6,086	6,968
Settlement of call spread options	6,900	—
Payment of fees and expenses related to contributions from noncontrolling interests	(6,765)	—
Payment of deferred financing costs	(54,564)	(14,017)
Contributions from noncontrolling interests	901,808	93,260
Distributions to noncontrolling interests	(375,940)	(289,089)
Redemption of preferred stock	(313,667)	(19,998)
Reissuance of preferred stock to an equity method investee	—	19,998
Redemption of units in Operating Company	(5,085)	(2,557)
Acquisition of noncontrolling interests	—	(3,963)
Payment of cash collateral on derivative	(2,010)	—
Repurchase of exchangeable senior notes	(11,955)	—
Other financing activities, net	(5,576)	(2,862)
Net cash used in financing activities	(213,765)	(306,358)
Effect of exchange rates on cash and cash equivalents	7,013	(244)
Net increase in cash and cash equivalents	232,352	41,350
Total cash and cash equivalents, beginning of period	376,005	185,854
Cash and cash equivalents included in assets held for sale	(8,437)	—
Cash and cash equivalents, end of period	$599,920	$227,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$202,861	$72,040
Cash paid for income taxes	$21,517	$3,271
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$186,990	$65,979
Assets acquired in Merger (Note 3)	$17,259,137	$—
Liabilities assumed in Merger (Note 3)	$11,323,286	$—
Noncontrolling interests assumed in Merger (Note 3)	$593,458	$—
Common stock issued for acquisition of NSAM and NRF (Note 3)	$5,710,134	$—
Preferred stock issued for acquisition of NRF (Note 3)	$1,010,320	$—
Debt assumed by buyer of real estate reported as discontinued operations	$1,258,558	$—
Net assets acquired in CPI restructuring (Note 3)	$232,181	$—
Investment deposits applied to acquisition of loans receivable, real estate and CPI	$66,020	$—
Loan payoff and real estate sale proceeds held in escrow (Note 10)	$63,168	$46,817
Net settlement of redemption and investment in equity method investee	$—	$117,241
Proceeds from redemption of preferred equity interest in an investee included in other receivable	$—	$19,500
Redemption of OP Units for common stock	$18,810	$13,476
Payment of fees and expenses related to contributions from noncontrolling interests	$2,444	$—
Foreclosure of collateral assets underlying loans receivable	$8,935	$113,632
Amounts payable relating to improvements in operating real estate	$1,811	$—
Contributions receivable from noncontrolling interests	$11,500	$—
Amounts payable relating to purchase of securities available for sale	$2,255	$—
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
1. Business and Organization
Colony NorthStar is a leading global real estate and investment management firm. The Company has significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded real estate investment trusts ("REITs") and registered investment companies. The Company also owns NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform which raises capital in the retail market.
The Company is organized as a Maryland corporation, was incorporated in May 2016, and intends to elect to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”), which was previously the operating subsidiary of Colony and survived the Merger. At June 30, 2017, the Company owned approximately 94.4% of the OP, as its sole managing member. The remaining 5.6% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Merger among Colony, NSAM and NRF was completed in an all-stock exchange on January 10, 2017.
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

Merger
The Merger is accounted for under the acquisition method for a business combination as a reverse acquisition. NSAM is the legal acquirer in the Merger for certain legal and regulatory matters, however, Colony was determined to be the accounting acquirer in the Merger for financial reporting purposes. While NSAM is the legal entity which initiated the transaction and issued its shares to consummate the Merger, the fact that the senior management of Colony NorthStar primarily consists of Colony senior executives, along with other qualitative considerations, resulted in Colony being designated the accounting acquirer.
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
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by private investment funds or retail companies managed by the Company, or by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
Noncontrolling Interests in Operating Company—This represents membership interests in OP held primarily by certain employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based on their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP ("OP Units") for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each reporting period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
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
Restricted Cash
Restricted cash consists primarily of amounts related to operating real estate and loans receivable as well as cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.
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
The Company elected the fair value option for certain cost method and equity method investments. The Company records the change in fair value of such investments in earnings from investments in unconsolidated ventures in the consolidated statements of operations.
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
Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of the retail companies and private funds managed by the Company, which include: (i) organization and offering costs associated with the formation and offering of the retail companies not to exceed a certain percentage of the proceeds expected to be raised from the offering and excluding shares being offered pursuant to distribution reinvestment plans; (ii) direct and indirect operating costs associated with managing the operations of the retail companies; and (iii) costs incurred in performing investment due diligence. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations. The Company facilitates the payments of organization and offering costs, due diligence costs to the extent the related investments are consummated and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheets, until such amounts are repaid. Due diligence costs related to unconsummated investments are borne by the Company and expensed as investment, servicing and commission expense in the consolidated statement of operations. The Company assesses the collectability of such receivables considering the offering period, historical and forecasted sales of shares and capital reinvestment of the proceeds from the sale of shares under the respective offerings of the retail companies, and establishes an allowance for any balances considered not collectible.
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
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, such as investment management, property management including hotel operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.
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
Reclassifications
Certain prior period amounts on the balance sheet and statement of cash flows have been reclassified to conform to current period presentation for the combined company. Significant reclassifications include presentation of all assets held for sale and related liabilities separately on the consolidated balance sheet as well as the presentation of preferred stock at carrying value, which was previously presented at par. Additionally, $2.4 million was reclassified from allowance for bad debts, which was netted against other assets, to allowance for loan losses, which is netted against loans receivable. Such reclassifications did not have a material effect on the Company's financial position, results of operations or its cash flows.
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
Modification of Equity-Based Awards—In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting, which limits the scope of modification accounting for equity-based awards. Modification accounting would not be applied if the fair value, vesting conditions and classification of the award as an equity or liability instrument are the same immediately before and after the modification. In assessing the fair value criterion, if the modification does not affect any of the inputs to the valuation technique used to value the award, then an actual estimate of fair value before and after the modification is not required. Disclosure of significant changes to the terms and conditions of a modified equity award continues to be required even if modification accounting is not applied. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, to be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted in any interim period for which financial statements have not yet been issued. The adoption of this guidance would limit instances of incremental compensation cost being recognized when a non-substantive change is made to an equity award, which under modification accounting, would have otherwise resulted in a remeasurement of the award at a higher fair value on modification date. The Company adopted this guidance prospectively on April 1, 2017. There were no award modifications subsequent to adoption.
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
The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of the Company, including accounting for financial instruments and leases. However, non-lease service components within a gross lease such as common area maintenance reimbursed by tenants as well as resident service charges embedded within resident fee income and other separate resident charges will be considered individual performance obligations and be subject to the new revenue recognition standard, with such revenue recognized over the period in which the related services are performed. The Company expects to apply the new revenue guidance to non-lease components within gross tenant leases upon adoption of the lease standard effective January 1, 2019. Additionally, while incentive income from sponsored investment vehicles will be subject to the new revenue recognition provisions for variable consideration, it is not expected to deviate significantly from the Company's current revenue recognition policy. Evaluation of the impact of this guidance to the Company is on-going.
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
The Company plans to adopt the new guidance on its required effective date of January 1, 2018. Upon adoption, unrealized holding gains or losses on the Company's investment in equity securities, classified as available for sale, will no longer be recorded in other comprehensive income but in earnings. As it relates to cost method investments, the Company has elected the fair value option to account for its limited partnership interests in private funds while its interests in non-traded REITs in aggregate are not material. The Company does not have any other cost method investments as of June 30, 2017 that would have readily determinable fair values and would be affected by this new guidance. The Company continues to evaluate the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
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
As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. The Company expects to apply the new revenue guidance to non-lease components within gross tenant leases upon adoption of the lease standard effective January 1, 2019. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right-of-use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases, which as of June 30, 2017, have future contractual payments of $150.1 million and $78.1 million, respectively. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
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
Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The one-step impairment test will also be applied to goodwill at reporting units that have zero or negative carrying values, with a disclosure of the amount of goodwill at these reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, to be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company will early adopt this new guidance for its annual goodwill impairment assessment in 2017.
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

The Company plans to adopt this standard on January 1, 2018, consistent with its adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales in the six months ended June 30, 2017.
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
Merger Consideration
As the Merger is accounted for as a reverse acquisition, the fair value of the consideration transferred in common stock was measured based upon the number of shares of common stock that Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger, multiplied by the closing price of Colony class A common stock of $21.52 on the Closing Date. As a result, the implied shares of Colony common stock issued in consideration was computed as the number of outstanding shares of NSAM and NRF common stock prior to the Closing Date divided by the exchange ratios of 1.4663 and 1.3335, respectively.
Substantially all NSAM and NRF equity awards outstanding on the Closing Date vested upon consummation of the Merger. As Colony NorthStar issued its common stock upon consummation of the Merger and settlement of these equity awards relate to pre-Merger services, these equity awards were included in the outstanding shares of NSAM and NRF common stock used to determine the merger consideration.
NSAM and NRF equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger were assumed by Colony NorthStar through the conversion of such equity awards into comparable Colony NorthStar equity awards with substantially the same vesting terms pre-Merger. The portion of the replacement awards attributable to pre-Merger services forms part of the merger consideration, while the portion attributable to post-Merger services is recognized prospectively as compensation expense of Colony NorthStar in the post-Merger period.
The Colony NorthStar preferred stock issued as merger consideration upon the closing of the Merger to the holders of NRF preferred stock was on a one-for-one basis.
The Company assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested on the Closing Date. These amounts, net of $260.6 million of cash assumed, are presented as investing cash outflows in the consolidated statement of cash flows.
Fair value of the merger consideration was determined as follows:

(In thousands, except price per share)	NSAM	NRF	Total
Outstanding shares of common stock prior to closing of the Merger	190,202	183,147
Replacement equity-based awards attributable to pre-combination services(i)	300	150
	190,502	183,297
Exchange ratio(ii)	1.4663	1.3335
Implied shares of Colony common stock issued in consideration	129,920	137,456	267,376
Price per share of Colony class A common stock	$21.52	$21.52	$21.52
Fair value of implied shares of Colony common stock issued in consideration	$2,795,890	$2,958,039	$5,753,929
Fair value of Colony NorthStar preferred stock issued(iii)	—	1,010,320	1,010,320
Fair value of NRF stock owned by NSAM (iv)	(43,795)	—	(43,795)
Total merger consideration	$2,752,095	$3,968,359	$6,720,454
__________

(i)	Represents the portion of non-employee restricted stock unit awards that did not vest upon consummation of the Merger and pertains to services rendered prior to the Merger.

(ii)
Represents (a) the pre-determined exchange ratio of one share of Colony common stock for 1.4663 shares of Colony NorthStar common stock; and (b) the derived exchange ratio of one share of Colony common stock for 1.3335 shares of NRF common stock based on the pre-determined exchange ratio of one NRF share of common stock for 1.0996 shares of Colony NorthStar common stock.

(iii)
Fair value of Colony NorthStar preferred stock issued was measured based on the shares of NRF preferred stock outstanding at the Closing Date and the closing traded price of the respective series of NRF preferred stock on the Closing Date, including accrued dividends, as follows:

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

The estimated fair values and allocation of the merger consideration presented below are preliminary and based on information available as of the Closing Date as we continue to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date. During the second quarter of 2017, adjustments were made to the valuation and underlying assumptions pertaining to certain NRF investment-related assets and liabilities, including estimation of tax liabilities, working capital adjustments, as well as the off-market component of the management agreement, and the corresponding effect of these adjustments on noncontrolling interests in investment entities, as applicable.

	As Reported at March 31, 2017			Measurement Period Adjustments		As Reported at June 30, 2017
(In thousands)	NSAM	NRF	Total	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609	$—	$—	$260,609
Restricted cash	18,052	158,762	176,814	—	—	176,814
Real estate assets	—	9,968,026	9,968,026	—	(72,774)	9,895,252
Loans receivable	28,485	336,657	365,142	—	(5,601)	359,541
Investments in unconsolidated ventures	76,671	608,946	685,617	—	(20,578)	665,039
Securities	3,065	433,850	436,915	—	—	436,915
Identifiable intangible assets	661,496	357,797	1,019,293	60	(3,154)	1,016,199
Management agreement between NSAM and NRF	1,683,028	—	1,683,028	(106,775)	—	1,576,253
Assets held for sale	—	2,096,671	2,096,671	—	—	2,096,671
Other assets	79,955	689,703	769,658	13,500	(7,314)	775,844
Total assets	2,703,610	14,758,163	17,461,773	(93,215)	(109,421)	17,259,137
Liabilities
Debt	—	6,720,259	6,720,259	—	2,963	6,723,222
Intangible liabilities	—	219,219	219,219	—	(3,398)	215,821
Management agreement between NSAM and NRF	—	1,683,028	1,683,028	—	(106,775)	1,576,253
Liabilities related to assets held for sale	—	1,281,406	1,281,406	—	—	1,281,406
Tax liabilities	169,387	64,453	233,840	—	4,920	238,760
Accrued and other liabilities	972,755	306,430	1,279,185	7,214	1,425	1,287,824
Total liabilities	1,142,142	10,274,795	11,416,937	7,214	(100,865)	11,323,286
Redeemable noncontrolling interests	78,843	—	78,843	—	—	78,843
Noncontrolling interests—investment entities	—	515,009	515,009	—	(8,556)	506,453
Noncontrolling interests—Operating Company	8,162	—	8,162	—	—	8,162
Fair value of net assets acquired	$1,474,463	$3,968,359	$5,442,822	$(100,429)	$—	$5,342,393

Merger consideration (1)	2,759,965	3,968,359	6,728,324	(7,870)	—	6,720,454
Goodwill	$1,285,502	$—	$1,285,502	$92,559	$—	$1,378,061
__________

(1)	The adjustment of $7.9 million reflects NSAM equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger and that pertain to post-Merger services.
The Merger effectively resulted in the settlement of the pre-merger management agreement between NSAM and NRF. The terms of the management agreement were determined to be off-market when compared to the terms of similar management agreements of other externally managed mortgage and equity REITs. The off-market component was valued at $1.6 billion based on a discounted cash flow analysis using a discount rate of 10%, and recorded as an intangible asset attributed to NSAM and a corresponding intangible liability attributed to NRF, in each case as of the Closing Date. Upon settlement of the management agreement, the intangible asset and the corresponding intangible liability were eliminated. No net gain or loss was recognized by Colony NorthStar from the settlement.
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

Fair value of other assets acquired, liabilities assumed and noncontrolling interests were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on the income approach which includes a direct capitalization method with overall capitalization rates ranging between 4.4% and 12.5%. For real estate held for sale, fair value was determined based on contracted sale price or a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets such as land, building and leaseholds, tenant and land improvements as well as identified intangible assets and liabilities such as above- and below-market leases, below market ground lease obligations and in-place lease value. Useful lives of the intangibles acquired range from 6 to 90 years for ground lease obligations and 1 to 17 years for all other real estate related intangibles.
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
Securities—Fair value is based on quotations from brokers or financial institutions that act as underwriters of the debt securities, third-party pricing service or discounted cash flows depending on the type of debt securities. Fair value of NorthStar Realty Europe Corp ("NRE") common stock is based on the closing stock price on the Closing Date.
Investment Management Related Intangible Assets—These consist primarily of management contracts, customer relationships, trade names and the broker-dealer license, including those related to an 84% interest acquired by NSAM in January 2016 in Townsend, which provides real estate investment management and advisory services. The fair value of management contracts represents the discounted excess earnings attributable to the future management fee income from in-place management contracts, with discount rates ranging between 8% and 10%. The management contracts have useful lives ranging from 2 years to 18 years. The fair value of customer relationships represents the potential fee income from repeat customers through future sponsored investment vehicles, with the useful lives of such vehicles ranging from 20 to 30 years. The trade names of NSAM and Townsend were valued as the discounted savings of royalty fees by applying a royalty rate of 1.5% and 2%, respectively, against expected fee income, and have useful lives of 20 years and 30 years, respectively. The fair value of NSAM's broker-dealer license represents the estimated cost of obtaining a license.
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
Results of NSAM and NRF
The Company's results of operations included contributions from the legacy business of NSAM and NRF as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands)	NSAM	NRF	Total	NSAM	NRF	Total
Total revenues	$45,263	$418,134	$463,397	$90,232	$770,617	$860,849
Net income (loss) attributable to Colony NorthStar, Inc.	(31,367)	13,412	(17,955)	(48,355)	22,378	(25,977)
Merger-Related Costs
Merger-related costs include transactions costs consisting primarily of professional fees for legal, financial advisory, accounting and consulting services, and fees incurred on a bridge facility commitment that was terminated on the Closing Date. Merger-related costs also include costs incurred to transition and integrate the operations of the combined entity, including compensation costs and various administrative costs, such as system integration, lease termination and professional fees paid to third party advisors and consultants. Merger-related costs are expensed as incurred. Costs expensed by NSAM and NRF prior to the Closing Date are excluded from the Company's results of operations.

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Merger-related costs:
Transaction costs
Fees to investment bankers contingent upon consummation of the Merger	$—	$66,800
Other fees	1,498	18,298
	1,498	85,098
Compensation expense
Equity-based compensation for replacement awards to NSAM executives	30,005	56,054
Severance and other employee transition	5,436	20,934
	35,441	76,988
Administrative expense	2,119	6,219
	$39,058	$168,305
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Merger had been consummated on January 1, 2016. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Merger-related transaction costs of $1.5 million and $85.1 million for the three and six months ended June 30, 2017, respectively. The pro forma financial information also gives effect to certain sales initiatives by NRF, cessation of the management agreement between NSAM and NRF, as well as a pay down of NSAM and NRF corporate borrowings. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Merger been completed on January 1, 2016, nor indicative of future results of operations of the Company.

	Six months ended June 30,
(In thousands, except per share data)	2017	2016
Pro forma:
Total revenues	$1,307,974	$1,363,393
Net income (loss) attributable to Colony NorthStar, Inc.	216,575	(140,485)
Net income (loss) attributable to common stockholders	143,635	(206,577)
Earnings (loss) per common share:
Basic	$0.27	$(0.38)
Diluted	$0.27	$(0.38)
Restructuring of Real Estate Loans into Equity Ownership
In the normal course of business, the Company may foreclose on the underlying asset in settlement of its loan receivable or otherwise undertake various restructuring measures in connection with its investments.
On January 25, 2017, the Company and its joint venture partners, through a consolidated investment venture of the Company, acquired a controlling equity interest in a defaulted borrower, a real estate investment group in Europe ("CPI") in connection with a restructuring of the CPI group. Certain entities within the CPI group were in receivership proceedings at the time of the restructuring. The Company acquired CPI's real estate portfolio, consisting of hotels, offices and mixed-use properties, and assumed the underlying mortgage debt, some of which were in payment default, including maturity default. Certain CPI employees responsible for asset and property management became employees of the Company. As a result of the acquisition, the Company's outstanding loans receivable to CPI were deemed to be effectively settled at their carrying value and formed part of the consideration transferred.
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and we continue to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the second quarter of 2017, adjustments were made to the valuation and underlying assumptions pertaining to lease intangibles, debt, real estate related receivables and liabilities as well as estimation of tax liabilities.

(In thousands)	As Reported At March 31, 2017	Measurement Period Adjustments	As Reported At June 30, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644	$—	$182,644
Cash	49,537	—	49,537
Total consideration	$232,181	$—	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303	$—	$303
Real estate assets	539,233	117	539,350
Real estate and related assets held for sale	26,263	—	26,263
Lease intangibles and other assets	38,288	1,679	39,967
Debt	(275,859)	1,472	(274,387)
Tax liabilities	(33,051)	(3,028)	(36,079)
Lease intangibles and other liabilities	(60,208)	(240)	(60,448)
Liabilities related to assets held for sale	(2,788)	—	(2,788)
Fair value of net assets acquired	$232,181	$—	$232,181
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
Debt—Fair value of debt is estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities, applying discount rates ranging between 1.25% and 3.6%, with such debt fair values not exceeding the fair value of their underlying collateral.
Results of operations of CPI as included in the Company's consolidated statement of operations were as follows:

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenues	$12,534	$20,428
Net loss attributable to Colony NorthStar, Inc.	(1,471)	(2,576)
4. Real Estate
The Company's real estate, including foreclosed properties, were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Land and improvements	$2,222,346	$764,365
Buildings, building leaseholds and improvements	11,502,868	2,559,682
Tenant improvements	172,452	87,643
Furniture, fixtures and equipment	288,003	7
Construction in progress	68,754	8,856
	14,254,423	3,420,553
Less: Accumulated depreciation	(370,219)	(176,922)
Real estate assets, net	$13,884,204	$3,243,631

Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Proceeds from sales of real estate	$69,762	$56,262	$973,603	$224,977
Gain on sales of real estate	15,190	5,844	24,160	56,963
Real estate sold through the six months ended June 30, 2017 and 2016 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio acquired through the Merger which qualified as held for sale upon acquisition, as discussed in Note 17.
Real estate held for sale at June 30, 2017 is presented in Note 9.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Six Months Ended June 30, 2017 (2)
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—California, U.S.	1	455,699	93,577	314,590	50,518	(2,986)
Various	Light industrial—Various in U.S.	17	235,649	38,393	189,118	10,141	(2,003)
			$701,722	$135,825	$509,272	$61,614	$(4,989)
Year Ended December 31, 2016
Business Combinations (3)
January	Industrial—Spain	23	$94,403	$33,265	$56,585	$5,318	$(765)
April	Industrial—Massachusetts, U.S. (4)	1	34,900	5,235	27,731	1,934	—
May	Office—France	1	18,203	14,150	3,815	388	(150)
Various	Light industrial—Various in U.S.	18	201,635	36,974	151,689	16,063	(3,091)
Asset Acquisitions
Various	Light industrial—Various in U.S.	12	113,200	20,749	84,724	8,398	(671)
			$462,341	$110,373	$324,544	$32,101	$(4,677)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Transaction costs are included in purchase price for asset acquisitions and excluded for business combinations.

(2)	Useful life of real estate acquired in 2017 ranges from 26 to 39 years for buildings, 3 to 11 years for improvements and 2 to 14 years for other lease intangibles.

(3)	Prior to the adoption of the new definition of a business effective October 1, 2016, real estate acquisitions with existing leases generally met the definition of a business combination.

(4)	Real estate asset was sold in August 2016.
Depreciation and Impairment
Depreciation expense and impairment loss recognized on real estate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Depreciation	$106,567	$26,848	$202,303	$54,368
Impairment loss on real estate held for investment	6,358	—	13,126	—
Impairment loss on real estate held for sale	6,403	2,441	8,154	4,200

Property Operating Income
The components of property operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Rental income	$167,370	$69,832	$318,613	$137,053
Tenant reimbursements	34,244	16,085	65,769	30,830
Resident fee income (1)	74,838	—	140,532	—
Hotel operating income	224,079	9,431	402,471	19,082
	$500,531	$95,348	$927,385	$186,965
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2061. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of June 30, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$295,396
2018	543,135
2019	499,217
2020	457,869
2021	393,374
2022 and after	1,662,306
Total (1)	$3,851,297
__________

(1)	Excludes hotel operating income, as well as resident fee income from healthcare properties and rental income from multifamily properties, both of which are subject to short-term leases.
Commitments and Contractual Obligations
Purchase Commitments—At June 30, 2017, the Company had a deposit of $1.5 million and a remaining unfunded purchase commitment of $199.5 million for the acquisition of a portfolio of 20 buildings in the mid-Atlantic region in the Industrial segment.
Guarantee Agreements—In connection with certain hotel properties acquired through the Merger, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2025 and 2030. At June 30, 2017, the Company did not have any obligations under these guarantees.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates between 2019 and 2252. Certain rents paid under ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $1.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, future minimum rental payments on noncancellable ground leases, excluding any contingent rent payments, on real estate held for investment were as follows.

Year Ending December 31,	(In thousands)
Remaining 2017	$2,746
2018	5,256
2019	5,191
2020	5,230
2021	5,309
2022 and after	126,379
Total (1)	$150,111
__________

(1)	Includes automatically-renewed ground leases related to the Company's hotel properties.
5. Loans Receivable
The following table provides a summary of the Company’s loans held for investment:

	June 30, 2017				December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$1,019,220	$1,013,230	8.9%	3.1	$894,232	$881,755	9.0%	3.5
Securitized loans (1)	53,954	55,272	6.3%	13.3	105,586	107,609	6.4%	15.4
Mezzanine loans	401,149	397,865	11.9%	2.9	372,247	369,207	12.3%	2.8
Corporate loans	53,834	53,501	10.5%	9.2	—	—	—%	—
	1,528,157	1,519,868			1,372,065	1,358,571
Variable rate
Mortgage loans	686,716	688,665	7.1%	1.4	494,797	487,651	8.2%	0.8
Securitized loans (1)	611,648	611,979	6.2%	3.3	775,963	776,156	5.7%	2.7
Mezzanine loans	347,999	347,844	11.6%	0.2	348,035	347,469	11.2%	0.6
	1,646,363	1,648,488			1,618,795	1,611,276
	3,174,520	3,168,356			2,990,860	2,969,847
PCI Loans
Mortgage loans	2,034,899	901,762			748,930	521,905
Securitized mortgage loans	25,709	5,784			8,146	6,836
Mezzanine loans	7,425	3,671			—	—
	2,068,033	911,217			757,076	528,741
Allowance for loan losses		(70,484)				(67,980)
Loans receivable, net	$5,242,553	$4,009,089			$3,747,936	$3,430,608
__________

(1)	Represents loans transferred into securitization vehicles that are consolidated by the Company (Note 14).
Nonaccrual and Past Due Loans
Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
June 30, 2017	$3,101,322	$26,765	$709	$39,560	$3,168,356
December 31, 2016	2,912,023	7,379	1,172	49,273	2,969,847

Troubled Debt Restructuring
The following table provides a summary of non-PCI loan modifications classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. There were no loans modified in TDRs for the six months ended June 30, 2017.

Six Months Ended June 30,
(Dollars in thousands)	2016
Loans modified as TDRs during the period:
Number of loans	1
Carrying value of loans before allowance for loan losses	$37,611
Loss incurred	$1,687
At June 30, 2017 and December 31, 2016, carrying value of TDR loans before allowance for loan losses was $66.2 million. These TDR loans were not in default post-modification. As of June 30, 2017, the Company has no additional commitments to lend to borrowers with TDR loans.
Non-PCI Impaired Loans
Non-PCI loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
June 30, 2017	$106,870	$71,594	$34,968	$106,562	$3,928
December 31, 2016	116,881	56,650	60,025	116,675	6,287
The average carrying value and interest income recognized on non-PCI impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Average carrying value before allowance for loan losses	$106,243	$89,452	$111,742	$71,932
Interest income	1,041	763	1,807	1,565
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments.
In January 2017, the Company acquired additional PCI loans through the Merger as well as a part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Beginning accretable yield	$52,572	$66,639
Additions	23,594	—
Changes in accretable yield	11,074	19,125
Accretion recognized in earnings	(31,823)	(37,759)
Effect of changes in foreign exchange rates	1,495	78
Ending accretable yield	$56,912	$48,083
Interest Income Recognized on Cash Basis
Interest income may be recognized on cash basis when the Company does not have reasonable expectations of the timing and amount of future cash receipts.
For the three and six months ended June 30, 2017, interest income of $0.2 million and $0.4 million, respectively, were recognized on a cash basis on loans with carrying values before allowance for loan losses of $55.6 million. For the three and six months ended June 30, 2016, interest income of $0.4 million and $0.8 million, respectively, were recognized on a cash basis on loans with carrying values before allowance for loan losses of $36.8 million.
Allowance for Loan Losses
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	June 30, 2017		December 31, 2016
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$3,928	$71,594	$6,287	$56,650
PCI loans	66,556	272,207	61,693	243,155
	$70,484	$343,801	$67,980	$299,805
Changes in allowance for loan losses is presented below:

	Six Months Ended June 30,
(In thousands)	2017	2016
Allowance for loan losses at January 1	$67,980	$35,187
Provision for loan losses	7,791	10,702
Charge-off	(5,287)	(1,066)
Allowance for loan losses at June 30	$70,484	$44,823
Included in provision for loan losses in the six months ended June 30, 2017 was a reversal of $1.5 million of provision previously recorded on PCI loans. There was no such reversal in the six months ended June 30, 2016.
Loans Held For Sale
Loans held for sale are presented in Note 9.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2017, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $220.1 million, of which the Company's share was $111.9 million, net of amounts attributable to noncontrolling interests.

6. Investments in Unconsolidated Ventures
The Company's investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows:

(In thousands)	June 30, 2017	December 31, 2016
Equity method investments
Investment ventures	$1,024,852	$933,262
Private funds and retail companies	20,445	19,997
	1,045,297	953,259
Cost method investments
Investment venture	89,261	99,736
Private fund and retail companies	27,199	—
	116,460	99,736
Investments under fair value option
Private funds	338,679	—
Investment ventures	26,371	—
	365,050	—
	$1,526,807	$1,052,995
Investments in unconsolidated ventures acquired in the Merger were recorded at fair value at the Closing Date. Any difference between the Company's carrying value of an equity method investment and the Company's proportionate share of historical carrying value of the underlying net assets of the equity method investee represents a basis difference. Any basis difference not attributed to goodwill is amortized over the remaining weighted average useful life of the underlying identifiable assets of each acquired equity method investment, recorded in earnings from investments in unconsolidated ventures.
Equity Method Investments
Certain equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments, except for the Company's distribution support obligations to retail companies, as discussed below. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2017 and December 31, 2016, respectively.

The Company’s investments accounted for under the equity method are summarized below:

(Dollars in thousands)			Ownership Interest (1)	Carrying Value
Investments	Description		June 30, 2017	June 30, 2017	December 31, 2016
Starwood Waypoint Homes	Common equity in operating company of single family residential REIT		—%	$—	$316,113
Colony American Finance	Common equity in specialty finance company that lends to owners of single family homes for rent	(2)	17.4%	55,996	57,754
NorthStar Realty Europe Corp	Common equity in publicly traded REIT managed by the Company	(2)	8.9%	61,230	—
RXR Realty	Common equity in investment venture with a real estate owner, developer and investment manager	(2)	27.2%	107,788	—
Preferred equity	Preferred equity investments with underlying real estate	(3)	Various	319,090	188,255
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	301,233	271,649
Private funds and retail companies	GP interests in Company sponsored private funds, LP interest in third-party sponsored private fund, as well as seed capital in investment companies	(5)	Various	20,445	19,997
Other investment ventures	Interests in 15 investments, each with less than $61 million carrying value at June 30, 2017		Various	179,515	99,491
				$1,045,297	$953,259
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

(2)	The Company has significant influence over the investees through its voting rights and/or representation on the investees' board of directors or equivalent committee.

(3)
For one investment where the Company has 75% ownership at June 30, 2017, the minority member has control over day-to-day operations of the investment venture, therefore, the Company does not control but has significant influence over the investment venture through its majority interest. Some preferred equity investments may not have stated ownership interest.

(4)	Ownership interests generally range between 34% to 50%. Certain ADC investments have residual profit participation without a stated ownership interest.

(5)
Consists of (i) immaterial general partner ("GP") interests in private funds between 0.1% to 0.3%, (ii) 15% limited partner ("LP") interest in a private fund in which the Company has an equity method investment in the sponsor and (iii) seed capital for a 50% interest in investment companies.

Starwood Waypoint Homes (formerly known as Colony Starwood Homes; NYSE: SFR)—In connection with a secondary offering of common shares in March 2017 by SFR, the Company sold approximately 7.6 million shares for net proceeds of $239.1 million. In June 2017, the Company sold its remaining 7.5 million shares for net proceeds of $261.4 million. The Company recognized total gains of $191.2 million from the sales, which is included in earnings from investments in unconsolidated ventures.
NorthStar Realty Europe Corp—At June 30, 2017, the Company owned 4.9 million shares of NRE common stock or an 8.9% ownership interest, with approximately 4.7 million of the shares acquired in the second quarter of 2017. Prior to May 2017, the Company accounted for its previously immaterial interest in NRE as an investment in marketable equity securities.
Cost Method Investments
Investments that do not qualify for equity method accounting and for which fair value option is not elected are accounted for under the cost method, as follows:
Investment Ventures—The Company funded $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, in common stock of a supermarket chain. Dividends of $10.3 million were received in June 2017 as a return of capital and applied to reduce the cost of investment.
Retail Companies—The Company has immaterial interests in its sponsored non-traded REITs, NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), NorthStar Real Estate Income II, Inc. ("NorthStar Income II") and NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro").

Private Funds—This represents immaterial limited partnership interests in a private real estate fund sponsored by an equity method investee of the Company.
Investments under Fair Value Option
The Company elected the fair value option to account for its limited partnership interests, which range from 0.1% to 22.4%, in third-party sponsored funds acquired through the Merger, as well as equity method investments in certain investment ventures. The Company records earnings from these investments based on a change in fair value of its share of projected future cash flows. Unrealized gains or losses on changes in fair value of these investments is presented in Note 13.
Investment and Other Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At June 30, 2017, the Company’s share of these commitments was $44.2 million.
Private Funds—At June 30, 2017, the Company had unfunded commitments of $121.0 million and $17.9 million to Company-sponsored funds and third party-sponsored funds, respectively, including a private real estate fund sponsored by an equity method investee of the Company.
Retail Companies—The Company has committed to purchase up to $10.0 million in shares of common stock of its retail companies, which consist of non-traded REITs and investment companies, during the period from when each offering was declared effective through the end of their respective offering period, in the event that distributions to their stockholders, on a quarterly basis, exceed certain measures of operating performance. In addition, the Company committed up to $10.0 million to provide as distribution support in future sponsored retail companies, up to a total of five new companies per year. At June 30, 2017, the Company's remaining unfunded commitments to certain of the retail companies totaled $22.0 million.
7. Securities
The following table summarizes the Company's investment in debt and equity securities classified as available for sale. The balance at June 30, 2017 represents securities acquired through the Merger.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
At June 30, 2017
CRE securities of consolidated N-Star CDOs:(1)
CMBS	$206,023	$2,588	$(4,720)	$203,891
Other securities (2)	59,264	5,358	(37)	64,585
N-Star CDO bonds (3)	108,341	3,792	(6,751)	105,382
CMBS and other securities (4)	33,471	2,788	(246)	36,013
	$407,099	$14,526	$(11,754)	$409,871
At December 31, 2016
CMBS	$24,103	$—	$(657)	$23,446
__________
(1) As of June 30, 2017, the carrying value of CDO bonds payable in consolidated N-Star CDOs is $220.9 million.
(2) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.

(3)
Excludes $138.3 million principal amount of N-Star CDO bonds held by the Company in its consolidated CDOs that are eliminated upon consolidation and includes $2.0 million principal amount of N-Star CDO bonds held by a consolidated N-Star CDO.

(4)
Includes $13.5 million of CMBS held by a Company-sponsored retail company, which as of June 30, 2017, is consolidated by the Company through its seed capital. Other securities include a trust preferred security and certain investments in other third party CDO bonds.

N-Star CDOs—The Company acquired, upon the Merger, NRF's legacy CDOs. NRF had sponsored CDOs, collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs are consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs.

At the time of issuance of the sponsored CDOs, NRF retained investment-grade subordinate bonds. NRF also retained equity interests in the form of preferred shares in all of its sponsored CDOs. Additionally, NRF repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained investment-grade subordinate bonds are collectively referred to as N-Star CDO bonds. All N-Star CDOs are past their reinvestment period and are amortizing over time as the underlying assets pay down or are sold.
CMBS and Other Securities—These securities are predominantly commercial mortgage-backed securities (“CMBS”), including investments in mezzanine positions.
At June 30, 2017, contractual maturities of CRE securities ranged from one month to 35 years, with a weighted average expected maturity of 3.9 years.
Disposition of Securities
The sale of CMBS securities in January 2017 generated the following with realized gain recorded in other gain, net:

(In thousands)	Six Months Ended June 30, 2017
Proceeds from sale	$24,788
Gross realized gain	567
There were no sales of securities for the three and six months ended June 30, 2016.
Impairment of AFS Securities
The following table presents AFS securities in a gross unrealized loss position:

	Less Than 12 Months
	June 30, 2017		December 31, 2016
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$124,301	$(4,720)	$—	$—
Other securities	149	(37)	—	—
N-Star CDO bonds	77,264	(6,751)	—	—
CMBS and other securities	72	(246)	23,446	(657)
There were no AFS securities in a gross unrealized loss position for more than 12 months. Any unrealized losses on securities acquired through the Merger were reset on the Closing Date.
For the three and six months ended June 30, 2017, the Company recorded $0.7 million of OTTI loss on N-Star CDO bonds in other gain (loss) in the consolidated statements of operations due to an adverse change in expected cash flows. With the exception of these securities, the Company does not intend to sell any of the AFS securities in a loss position and it is not likely that the Company will be required to sell these securities prior to recovery of their amortized cost, which may be at maturity. The Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income are not other than temporarily impaired at June 30, 2017.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger were considered to be credit impaired at time of acquisition, with the following outstanding balance at June 30, 2017:

(In thousands)	June 30, 2017
Outstanding principal	$494,589
Amortized cost	48,385
Carrying value	48,851

Information about these PCI debt securities upon acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$565,755
Less: Nonaccretable difference	(433,321)
Cash flows expected to be collected	132,434
Less: Accretable yield	(74,848)
Fair value of PCI debt securities acquired	$57,586
The table below presents changes in accretable yield related to these PCI debt securities:

(In thousands)	Six Months Ended June 30, 2017
Beginning accretable yield	$—
Assumed through the Merger	74,848
Accretion recognized in earnings	(6,979)
Changes in accretable yield	1,028
Ending accretable yield	$68,897

8. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill associated with each of the Company's business combinations is attributed to the following reportable segments. This includes $1.4 billion of goodwill arising from the Merger (Note 3), of which $249.8 million was related to the Townsend investment management business that is held for sale at June 30, 2017 (Note 9). The total goodwill amount below is not expected to be deductible for income tax purposes.

(In thousands)	June 30, 2017	December 31, 2016
Industrial	$20,000	$20,000
Investment management	1,788,393	660,127
	$1,808,393	$680,127
No goodwill impairment was recognized during the six months ended June 30, 2017 and 2016.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$302,237	$(84,285)	$217,952	$149,301	$(52,489)	$96,812
Above-market lease values	180,363	(24,698)	155,665	27,731	(13,705)	14,026
Below-market ground lease obligations	33,978	(296)	33,682	34,241	(411)	33,830
Deferred leasing costs	125,263	(32,247)	93,016	88,879	(25,502)	63,377
Trade name (2)	79,700	(1,525)	78,175	15,500	NA	15,500
Investment management contracts	399,091	(48,859)	350,232	39,646	(25,400)	14,246
Customer relationships	59,400	(8,120)	51,280	46,800	(5,850)	40,950
Other (3)	56,756	(991)	55,765	—	—	—
Total deferred leasing costs and intangible assets	$1,236,788	$(201,021)	$1,035,767	$402,098	$(123,357)	$278,741
Intangible Liabilities
Below-market lease values	$233,822	$(25,035)	$208,787	$30,507	$(10,690)	$19,817
Above-market ground lease obligations	13,417	(351)	13,066	172	(12)	160
Total intangible liabilities	$247,239	$(25,386)	$221,853	$30,679	$(10,702)	$19,977
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

The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Above-market lease values	$(6,301)	$(1,823)	$(11,815)	$(4,589)
Below-market lease values	9,755	1,594	17,195	3,533
Net increase (decrease) to rental income	$3,454	$(229)	$5,380	$(1,056)

Above-market ground lease obligations	$(178)	$(1)	$(364)	$(3)
Below-market ground lease obligations	342	120	595	262
Net increase to ground rent expense	$164	$119	$231	$259

In-place lease values	$20,259	$4,629	$40,194	$15,045
Deferred leasing costs	4,577	3,407	8,823	6,755
Trade name	937	—	1,793	—
Investment management contracts	10,996	2,723	19,214	5,632
Customer relationships	3,191	835	6,131	1,671
Other	2,339	—	4,614	—
Amortization expense	$42,299	$11,594	$80,769	$29,103
The following table presents future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

(In thousands)
Year Ending December 31,	Remaining 2017	2018	2019	2020	2021	2022 and after	Total
Above-market lease values	$(11,958)	$(22,564)	$(20,556)	$(19,209)	$(17,695)	$(63,683)	$(155,665)
Below-market lease values	15,165	28,071	25,307	23,380	21,369	95,495	208,787
Increase to rental income	$3,207	$5,507	$4,751	$4,171	$3,674	$31,812	$53,122

Above-market ground lease obligations	$(406)	$(773)	$(773)	$(773)	$(773)	$(9,568)	$(13,066)
Below-market ground lease obligations	524	1,045	1,045	1,045	1,048	28,975	33,682
Increase to rent expense	$118	$272	$272	$272	$275	$19,407	$20,616

In-place lease values	$19,327	$31,819	$26,297	$21,132	$16,764	$102,613	$217,952
Deferred leasing costs	10,189	16,858	13,966	11,232	8,808	31,963	93,016
Trade name	1,605	3,210	3,210	3,210	3,210	48,230	62,675
Investment management contracts	19,714	34,932	33,419	32,476	31,971	197,720	350,232
Customer relationships	2,301	4,572	4,572	4,572	4,572	30,691	51,280
Other	996	862	739	739	739	21,747	25,822
Amortization expense	$54,132	$92,253	$82,203	$73,361	$66,064	$432,964	$800,977

9. Assets and Related Liabilities Held For Sale
The Company's assets and related liabilities held for sale at June 30, 2017 are summarized below:

(In thousands)	June 30, 2017	December 31, 2016
Assets
Cash	$8,437	$—
Real estate	593,042	223,954
Loans receivable	—	29,353
Investments in unconsolidated ventures (1)	23,462	—
Goodwill (2)	249,795	—
Intangible assets, net	269,115	21,239
Other assets	46,271	18,378
Total assets held for sale	$1,190,122	$292,924

Liabilities
Secured debt (3)	$121,697	$—
Lease intangibles and other liabilities	81,851	14,296
Total liabilities related to assets held for sale	$203,548	$14,296
__________

(1)	Represents interests in Townsend-sponsored funds.
In connection with the acquisition of approximately 1% GP interests in the Townsend funds, the Company assumed an obligation to the sellers of Townsend under which the sellers are entitled to approximately 84% of the value of these funds at the closing date of the Townsend acquisition, along with any income related to capital contributed prior to closing. The Company is obligated to fund all future contributions and is entitled to any income on such contributions. The Company's liability to the Townsend sellers of approximately $16.8 million is included within other liabilities above. Certain distributions received from these Townsend funds will be applied against the assumed liability to the Townsend sellers.

(2)	Associated with Townsend investment management business, of which $150.0 million is deductible for income tax purposes as of June 30, 2017.

(3)	Represents only debt that will be assumed by the buyer upon sale of the asset.
Assets held for sale at June 30, 2017 did not constitute discontinued operations, other than those acquired through business combinations which qualified as held for sale upon acquisition, as discussed in Note 17.
10. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	June 30, 2017	December 31, 2016
Capital expenditures reserves (1)	$107,566	$1,502
Real estate escrow reserves (2)	36,010	13,116
Borrower escrow deposits	62,471	61,744
Working capital and other reserves (3)	22,579	27,768
Tenant lock boxes (4)	17,936	—
Cash of consolidated N-Star CDOs (5)	19,774	—
Other	34,344	7,829
	$300,680	$111,959
__________

(1)
Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets. At June 30, 2017, included $18.3 million of pre-funded capital expenditures from a noncontrolling interest in the healthcare portfolio.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)	Represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2017	December 31, 2016
Interest receivable	$31,977	$42,296
Straight-line rents and unbilled rent receivable (1)	47,187	39,955
Hotel operating income receivable	18,576	—
Resident fee income receivable	10,997	—
Hotel-related reserves (2)	32,445	—
Investment deposits and pending deal costs	47,663	66,310
Deferred financing costs, net (3)	12,205	10,533
Contingent consideration account (4)	14,334	10,836
Derivative assets	18,809	36,101
Prepaid taxes and deferred tax assets	33,496	—
Receivables from resolution of investments (5)	63,168	—
Prepaid expenses, accounts receivable and other assets	83,090	9,099
Fixed assets, net	45,755	45,455
	$459,702	$260,585
__________

(1)	Presented net of allowance for bad debt of $10.0 million at June 30, 2017 and $4.1 million at December 31, 2016.

(2)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(3)	Deferred financing costs relate to revolving credit arrangements.

(4)
Contingent consideration account holds certificates of deposit and cash for dividends paid on OP units held in escrow for the contingent consideration that may be earned by certain executives in connection with the Company's acquisition of the investment management business and operations of its former manager (Notes 13 and 15). Upon settlement of the contingent consideration at the end of the earnout period on June 30, 2018, dividends that were paid on OP units earned will be paid to the executives.

(5)	Represents proceeds from loan payoffs held in escrow at June 30, 2017.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2017	December 31, 2016
Tenant security deposits	$31,418	$12,105
Borrower escrow deposits	68,556	64,118
Prepaid and unearned property operating income	43,161	27,575
Interest payable	47,056	19,399
Derivative liabilities	179,221	5,448
Current and deferred tax liability	287,850	41,462
Accrued compensation	38,730	39,697
Accounts payable, accrued expenses and other liabilities	272,876	77,148
	$968,868	$286,952

11. Debt
The Company's debt is made up of the following components:

(In thousands)	Corporate Credit Facility (1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable	Junior Subordinated Notes	Total Debt
June 30, 2017
Principal	$71,000	$619,905	$9,149,646	$654,700	$280,117	$10,775,368
Premium (discount), net	NA	3,784	(107,974)	(94,295)	(83,986)	(282,471)
Deferred financing costs	NA	(9,994)	(62,801)	(1,124)	—	(73,919)
	$71,000	$613,695	$8,978,871	$559,281	$196,131	$10,418,978
December 31, 2016
Principal	$422,600	$602,500	$2,235,022	$497,525	$—	$3,757,647
Premium (discount), net	NA	1,385	(3,560)	—	—	(2,175)
Deferred financing costs	NA	(11,059)	(25,765)	(3,030)	—	(39,854)
	$422,600	$592,826	$2,205,697	$494,495	$—	$3,715,618
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
At June 30, 2017 and December 31, 2016, debt with carrying value of $244.4 million and $108.8 million, respectively, were related to financing of assets held for sale. Debt that will be assumed by a buyer upon the sale of an asset are presented separately in Note 9.

The following table summarizes certain information about the different components of debt:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
June 30, 2017
Recourse
Corporate credit facility	$—	—%	—	$71,000	3.47%	3.5	$71,000	3.47%	3.5
Convertible and exchangeable senior notes	619,905	4.28%	4.6	—	—%	—	619,905	4.28%	4.6
Junior subordinated debt	—	—%	—	280,117	4.16%	18.9	280,117	4.16%	18.9
Secured and unsecured debt (1)	40,170	5.02%	8.4	11,175	3.87%	0.8	51,345	4.77%	6.8
	660,075			362,292			1,022,367
Non-recourse
Securitization bonds payable	55,634	3.05%	31.4	599,066	2.84%	25.2	654,700	2.85%	25.7
Secured and unsecured debt (2)
Healthcare	2,168,956	4.64%	3.4	1,190,792	5.38%	2.1	3,359,748	4.90%	3.0
Industrial	785,119	3.82%	11.7	—	—%	—	785,119	3.82%	11.7
Hospitality	—	—%	—	2,601,432	4.33%	1.3	2,601,432	4.33%	1.3
Other Real Estate Equity (3)	661,456	4.40%	5.9	990,196	3.25%	1.0	1,651,652	3.71%	3.0
Real Estate Debt	—	—%	—	700,350	3.84%	3.0	700,350	3.84%	3.0
	3,671,165			6,081,836			9,753,001
Total debt	$4,331,240			$6,444,128			$10,775,368

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
December 31, 2016
Recourse
Corporate credit facility	$—	—%	—	$422,600	3.02%	3.2	$422,600	3.02%	3.2
Convertible senior notes	602,500	4.25%	4.8	—	—%	—	602,500	4.25%	4.8
Secured and unsecured debt (1)	41,148	5.02%	8.9	45,458	3.36%	0.9	86,606	4.15%	4.7
	643,648			468,058			1,111,706
Non-recourse
Securitization bonds payable	94,408	2.54%	33.2	403,117	2.92%	15.2	497,525	2.85%	18.6
Secured and unsecured debt (2)
Industrial	597,502	3.77%	16.7	413,012	3.02%	2.9	1,010,514	3.46%	11.0
Other Real Estate Equity	487,320	3.74%	8.1	421,177	3.47%	2.4	908,497	3.62%	5.5
Real Estate Debt	—	—%	—	229,405	3.27%	1.7	229,405	3.27%	1.7
	1,179,230			1,466,711			2,645,941
Total debt	$1,822,878			$1,934,769			$3,757,647
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft while the variable rate recourse debt represents warehouse facilities.

(2)
At June 30, 2017, various debt with outstanding principal totaling $580.3 million were either in payment default, including maturity default, primarily related to debt assumed from acquisition of CPI, or were not in compliance with certain covenants, as it relates to mortgage debt in the healthcare and hospitality segments. At December 31, 2016, outstanding principal of $83.0 million on seller-provided financing on a portfolio of properties in the other real estate equity segment was in payment default. The Company is negotiating with the various lenders and seller to restructure the respective financing arrangements and is in the process of refinancing the CPI debt.

(3)	Includes $2.6 million of outstanding principal of non-recourse unsecured debt assumed through the acquisition of CPI.
Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “JPM Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility matures in January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At June 30, 2017, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At June 30, 2017, the Company had outstanding borrowings bearing weighted average interest at 3.47% per annum. The Company also pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at June 30, 2017), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At June 30, 2017, the Company was in compliance with all of the financial covenants.
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
Upon closing of the Merger, the Company assumed NRF's 7.25% exchangeable notes and 5.375% exchangeable notes at their respective fair values.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

				Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal (in thousands)
Description	Issuance Date	Due Date	Interest Rate					June 30, 2017	December 31, 2016
5.00% Convertible Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
7.25% Exchangeable Notes	June 2007 (1)	June 15, 2027	7.250%	21.95	45.5548	46	June 15, 2017	1,000	—
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375%	12.04	83.0837	1,363	June 15, 2023	16,405	—
								$619,905	$602,500
__________

(1)	Represents the initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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

The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged prior to such date in accordance with the terms of their respective governing documents. The convertible and exchangeable senior notes are redeemable at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date.
The Company may redeem the convertible notes for cash at its option at any time on or after their respective redemption dates if the last reported sale price of the Company's common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption.
The exchangeable notes may be exchanged for cash, common stock or a combination thereof, at the Company's election, upon the occurrence of specified events, and at any time on or after their respective redemption dates, and on the second business day immediately preceding their maturity dates. The holders of the exchangeable notes have the right, at their option, to require the Company to repurchase the exchangeable notes for cash on certain specific dates in accordance with the terms of their respective governing documents.
In June 2017, the Company repurchased approximately $12.0 million of the outstanding principal of the 7.25% exchangeable notes at $12.4 million, equal to the sum of outstanding principal and accrued interest, upon exercise of the repurchase option by certain note holders.
Secured and Unsecured Debt
These are primarily investment level financing, which are generally subject to customary non-recourse carve-outs, secured by underlying commercial real estate and mortgage loans receivable.

Securitization Bonds Payable
Securitization bonds payable represent debt issued by securitization vehicles consolidated by the Company (Note 14). This includes CMBS debt as well as collateralized loan obligation debt, which were bonds issued by the consolidated N-Star CDO I and CDO IX that were assumed by the Company at fair value upon the Merger.
Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Company. Payments from underlying collateral loans or securities must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the notes.
Junior Subordinated Debt
The junior subordinated debt was assumed by the Company through the Merger at fair value. Prior to the Merger, subsidiaries of NRF, which were formed as statutory trusts, NRF Realty Trust Financial LLC I through VIII (the “Trusts”), issued trust preferred securities ("TruPS") in private placement offerings. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by NRF at the time of the offerings (the "Junior Notes").
The Company may redeem the Junior Notes at par, in whole or in part, for cash, after five years. To the extent the Company redeems the Junior Notes, the Trusts are required to redeem a corresponding amount of TruPS. The ability of the Trusts to pay dividends depends on the receipt of interest payments on the Junior Notes. The Company has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the Junior Notes for up to six consecutive quarters. If payment of interest on the Junior Notes is deferred, the Trust will defer the quarterly distributions on the TruPS for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the Junior Notes, compounded quarterly.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2017 based on current contractual maturity, except for financing on certain loan portfolios, which are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

(In thousands)	Credit Facilities	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt	Securitization Bonds Payable (2)	Junior Subordinated Notes	Total
Year Ending December 31,
Remaining 2017 (1)	$—	$—	$1,980,298	$—	$—	$1,980,298
2018	—	—	539,541	—	—	539,541
2019	—	—	3,910,241	—	—	3,910,241
2020	—	—	130,901	—	—	130,901
2021	71,000	402,500	859,977	—	—	1,333,477
2022 and after	—	217,405	1,728,688	654,700	280,117	2,880,910
Total	$71,000	$619,905	$9,149,646	$654,700	$280,117	$10,775,368
__________

(1)	At June 30, 2017, $956.8 million in outstanding principal of secured and unsecured debt maturing in 2017 have met their respective qualifying conditions for extension of maturity.

(2)
For securitization bonds payable, principal may be repaid earlier if proceeds from underlying loans and securities are repaid by borrowers. Future estimated principal payments on securitization bonds payable at June 30, 2017, if based on reasonable expectations of cash flows from underlying loans and securities, would be as follows:

(In thousands)	Securitization Bonds Payable
Year Ending December 31,
Remaining 2017	$228,027
2018	267,913
2019	100,000
2020	58,760
Total	$654,700
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
In connection with the Merger, the Company assumed $6.1 billion notional of interest rate contracts, including those held by consolidated N-Star CDOs, all of which are non-designated. This includes a $2.0 billion notional forward starting swap with a 3.39% strike and a maturity date in December 2029, with mandatory settlement at fair value by December 2019. The interest rate swap was intended to hedge the interest rate risk on future refinancing of certain mortgage debt assumed in the Merger. At June 30, 2017, the interest rate swap was out of the money and recorded as a derivative liability of $153.2 million, which was a $5.8 million unfavorable change in fair value from the Closing Date.
Gross fair value of derivative assets and derivative liabilities were as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$17,210	$961	$18,171	$34,715	$1,103	$35,818
Interest rate contracts	—	638	638	—	283	283
Included in other assets	$17,210	$1,599	$18,809	$34,715	$1,386	$36,101
Derivative Liabilities
Foreign exchange contracts	$(23,505)	$(2,475)	$(25,980)	$(5,011)	$(437)	$(5,448)
Interest rate contracts	—	(153,241)	(153,241)	—	—	—
Included in accrued and other liabilities	$(23,505)	$(155,716)	$(179,221)	$(5,011)	$(437)	$(5,448)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $2.0 million of cash collateral on deposit in connection with the notional forward starting swap that was out of the money at June 30, 2017, and none at December 31, 2016.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at June 30, 2017, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)					Range of Expiration Dates
		Designated		Non-Designated		FX Rates ($ per unit of foreign currency)
EUR	FX Collar		€145,702		€273	Min $1.06 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£54,460		£5,540	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€321,987		€3,052	Range from $1.06 to $1.24	July 2017 to January 2022
GBP	FX Forward		£104,077		£24,273	Range from $1.23 to $1.27	December 2018 to December 2020
CHF	FX Forward	CHF	55,545	CHF		Range from $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	851,619	NOK	71,381	$0.12	November 2017
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €512.3 million, £240.2 million, CHF57.8 million and NOK802.8 million, or a total of $1,052.0 million, at June 30, 2017, and €394.4 million, £106.2 million, CHF54.5 million and NOK842.1 million, or a total of $697.4 million, at December 31, 2016.
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
Following the liquidation of underlying investments of foreign subsidiaries, net realized gains on net investment hedges were transferred out of accumulated other comprehensive income into earnings, recorded in other gain (loss), amounting to $1.3 million for the six months ended June 30, 2017 and $0.1 million for the three and six months ended June 30, 2016. There were no such transfers for the three months ended June 30, 2017.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), which was an unrealized loss of $1.6 million and an unrealized gain of $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and an unrealized loss of $2.1 million and an unrealized gain of $52,000 for the six months ended June 30, 2017 and 2016, respectively.
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At June 30, 2017, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate swaps	$3,586	1-Month LIBOR	4.17% - 5.12%	July 2018 to July 2023
Interest rate caps	$6,748,816	1-Month LIBOR	1.75% - 5.63%	August 2017 to November 2020
Interest rate caps	$412,866	3-Month LIBOR	2.50% - 5.00%	September 2017 to March 2019
Interest rate caps	€406,209	3-Month EURIBOR	0.75% - 1.50%	October 2018 to June 2022
Interest rate caps	£431,838	3-Month GBP LIBOR	2.00% - 2.50%	December 2017 to February 2020
Additionally, a consolidated N-Star CDO also held a $10.0 million basis swap, expiring in January 2019, paying 3-month LIBOR plus 1.95% and receiving 1-month LIBOR plus 1.88%, to economically hedge the timing of payments between an asset and corresponding liability held by the consolidated N-Star CDO.
Amounts recorded in other gain (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$—	$68	$—	$101
Non-designated interest rate contracts	$(29,315)	$(330)	$(6,723)	$(1,374)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
June 30, 2017
Derivative Assets
Foreign exchange contracts	$18,171	$(13,475)	$—	$4,696
Interest rate contracts	638	—	—	638
	$18,809	$(13,475)	$—	$5,334
Derivative Liabilities
Foreign exchange contracts	$(25,980)	$13,475	$2,010	$(10,495)
Interest rate contracts	(153,241)	—	—	(153,241)
	$(179,221)	$13,475	$2,010	$(163,736)

December 31, 2016
Derivative Assets
Foreign exchange contracts	$35,818	$(180)	$—	$35,638
Interest rate contracts	283	—	—	283
	$36,101	$(180)	$—	$35,921
Derivative Liabilities
Foreign exchange contracts	$(5,448)	$180	$—	$(5,268)
Interest rate contracts	—	—	—	—
	$(5,448)	$180	$—	$(5,268)
13. Fair Value
Recurring Fair Values
Assets and liabilities carried at recurring fair values include financial instruments for which the Company elected to account for under the fair value option.
Investments in Unconsolidated Ventures
The Company elected the fair value option to account for certain investments in unconsolidated ventures, including investments in private funds acquired in connection with the Merger. The Company determined that recording such investments based on the change in fair value of projected future cash flows better represents the underlying economics of the respective investments in the earnings of the Company.
Fair value of investments in unconsolidated ventures is determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in earnings from investments in unconsolidated ventures. The Company has not elected the practical expedient to measure the fair value of its investments in private funds using the net asset value of the underlying funds.
Securities
N-Star CDO bonds—Fair value of N-Star CDO bonds is based on quotations from financial institutions that generally acted as underwriters of the CDO transactions. These quotations are not adjusted and are generally based on a valuation model using unobservable inputs such as interest rates, expected future cash flows, discount rates, estimated prepayments and projected losses. Fair value of subordinate N-Star CDO bonds is determined using an internal price interpolated based on third-party prices of the senior N-Star CDO bonds of the respective CDOs. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.

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
The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements related to CRE securities (including N-Star CDO bonds). The Company believes such pricing service or broker quotation for such items may be based on a market transaction of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit such as credit support and delinquency rates.
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
Due To Affiliates—Contingent Consideration
Contingent consideration is payable to certain senior executives of the Company in connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015. The contingent consideration is to be paid in a combination of up to approximately 1.50 million shares of class A common stock, 133,420 shares of class B common stock and approximately 5.09 million OP Units (after giving effect to the Colony exchange ratio of 1.4663), subject to multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target and capital-raising thresholds from the funds management business. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. The contingent consideration is remeasured at fair value each reporting period using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in other gain (loss) in the consolidated statement of operations. Fair value of the contingent consideration is measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The Company's class A common stock price and related equity volatilities are applied to convert the contingent consideration payout into shares.

The table below presents a summary of assets and liabilities carried at fair value on a recurring basis, including financial instruments for which fair value option was elected. At June 30, 2017 and December 31, 2016, there were no financial assets and liabilities classified as Level 1 of the fair value hierarchy.

	Fair Value Measurements
(In thousands)	Level 2	Level 3	Total
June 30, 2017
Assets
Investments in unconsolidated ventures	$—	$365,050	$365,050
Securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	203,891	203,891
Other securities	—	64,585	64,585
N-Star CDO bonds	—	105,382	105,382
CMBS and other securities	13,770	22,243	36,013
Other assets—derivative assets	18,809	—	18,809
Liabilities
Other liabilities—derivative liabilities	179,221	—	179,221
Due to affiliates—contingent consideration	—	33,000	33,000

December 31, 2016
Assets
Securities—CMBS	$23,446	$—	$23,446
Other assets—derivative assets	36,101	—	36,101
Liabilities
Other liabilities—derivative liabilities	5,448	—	5,448
Due to affiliates—contingent consideration	—	41,250	41,250
Level 3 Fair Value Measurements
Quantitative information about recurring level 3 fair value measurements are as follows:

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
June 30, 2017
Investments in unconsolidated ventures—private funds	$338,679	Discounted cash flows	Discount rate	13.3% (7.1% - 20.0%)	Decrease
Investments in unconsolidated ventures—others	26,371	Discounted cash flows	Discount rate	18.0% (12.5% - 20.0%)	Decrease
Due to affiliates—contingent consideration	33,000	Monte Carlo simulation	Benchmark FFO volatility	16.3%	Increase
			Equity volatility	22.6%	Increase
			Correlation (2)	80.0%	Increase
December 31, 2016
Due to affiliates—contingent consideration	$41,250	Monte Carlo simulation	Benchmark FFO volatility	16.1%	Increase
			Equity volatility	32.5%	Increase
			Correlation (2)	80.0%	Increase
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income. Any transfers in or out of Level 3 are assumed to occur at the beginning of the year.

	Assets		Liabilities
(In thousands)	Investments in Unconsolidated Ventures	Securities	Due To Affiliates—Contingent Consideration
Fair value at December 31, 2016	$—	$—	$(41,250)
Acquired through the Merger	405,626	433,850	—
Purchases / borrowings / amortization / contributions	27,017	23,779	—
Paydowns or distributions	(79,226)	(62,342)	—
Realized gains (losses) in earnings	—	(2,110)	—
Unrealized gains (losses):
In earnings	11,633	—	8,250
In other comprehensive income	—	2,924	—
Fair value at June 30, 2017	$365,050	$396,101	$(33,000)
Unrealized gains (losses) related to balance at June 30, 2017:
In earnings	$11,633	$—	$8,250
In other comprehensive income	$—	$2,924	$—

Fair value at December 31, 2015	$—	$—	$(52,990)
Unrealized gain in earnings	—	—	9,090
Fair value at June 30, 2016	$—	$—	$(43,900)
Unrealized gain related to balance at June 30, 2016 recorded in earnings	$—	$—	$9,090
Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise real estate held for sale carried at the lower of carrying value and fair value less estimated costs to sell, as follows.

(In thousands)	June 30, 2017	December 31, 2016
Real estate held for sale	$96,807	$67,033
Real estate held for sale written down to fair value at June 30, 2017 was estimated based on auction bid prices, broker price opinions or discounted cash flows with discount rates between 5.6% to 11.0%, and selling costs between 2% to 8% of fair value, classified as level 3 fair value.

Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets
Loans receivable, net	$—	$—	$4,051,565	$4,051,565	$4,009,089
Liabilities
Corporate credit facility	—	71,000	—	71,000	71,000
Convertible and exchangeable senior notes	617,974	20,522	—	638,496	613,695
Secured and unsecured debt	—	—	9,025,151	9,025,151	8,978,871
Securitization bonds payable	—	560,405	—	560,405	559,281
Junior subordinated debt	—	—	211,277	211,277	196,131
December 31, 2016
Assets
Loans receivable, net	$—	$—	$3,471,797	$3,471,797	$3,430,608
Liabilities
Corporate credit facility	—	422,600	—	422,600	422,600
Convertible senior notes	606,698	—	—	606,698	592,826
Secured and unsecured debt	—	—	2,163,094	2,163,094	2,205,697
Securitization bonds payable	—	492,481	—	492,481	494,495
Loans Receivable—Loans receivable consist of first mortgages, subordinated mortgages and corporate loans, including such loans held by securitization vehicles consolidated by the Company. Fair values were determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.
Debt—Fair value of the credit facility approximated carrying value as its prevailing interest rate and applicable terms were renegotiated within the last 12 months. Fair value of convertible notes was determined using the last trade price in active markets. Fair value of exchangeable notes was determined based on unadjusted quoted prices in a non-active market. Fair value of secured and unsecured debt were estimated by discounting expected future cash outlays at interest rates currently available to the Company for instruments with similar terms and remaining maturities; and such fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of securitization bonds payable was based on quotations from brokers or financial institutions that act as underwriters of the securitized bonds. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
Other—The carrying values of cash, interest receivable, accounts receivable, due from and to affiliates and accrued and other liabilities approximate fair value due to their short term nature and credit risk, if any, are negligible.
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
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $478.2 million at June 30, 2017 and $407.0 million at December 31, 2016. The Company is not obligated to provide any financial support to these securitization vehicles, although it may, in its sole discretion, provide support such as protective and other advances as it deems appropriate. The Company did not provide any such financial support in the three months ended June 30, 2017 and 2016.

The following table presents the assets and liabilities recorded in the consolidated balance sheets attributable to securitization vehicles consolidated as VIEs:

(In thousands)	June 30, 2017	December 31, 2016
Assets
Cash	$30,972	$4,320
Loans receivable, net	672,527	885,374
Securities	268,476	—
Real estate, net	8,233	8,873
Other assets	98,235	66,306
Total assets	$1,078,443	$964,873
Liabilities
Debt, net	$559,281	$494,495
Other liabilities	41,006	63,381
Total liabilities	$600,287	$557,876
Unconsolidated VIEs
Securitizations
Prior to the Merger, NRF delegated the collateral management rights for certain sponsored CDOs and two third party-sponsored CDOs to a third-party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third-party collateral manager or collateral manager delegate represents a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to the ability to sell distressed collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities of the CDOs for which the Company does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CDOs, comprising CDO equity and CDO bonds, which aggregate to $145.5 million at June 30, 2017.
Trusts
The Company, through the Merger, acquired the Trusts, which are wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 11). The Company owns all of the common stock of the Trusts, however, the Company's interests in the Trusts do not represent variable interests. The Company determined that the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts, therefore, the Company does not consolidate the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at June 30, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet (Note 6). The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
Company-Sponsored Funds
The Company sponsors funds and other investment vehicles as general partner, for the purpose of providing investment management services in exchange for management fees and performance-based fees. These funds are established as limited partnerships or equivalent structures. For certain sponsored funds, limited partners of the funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights in certain sponsored funds, which represent voting rights in a limited partnership, results in such funds being considered VIEs. The Company may invest alongside certain of its sponsored funds through joint ventures between the Company and its sponsored funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to its sponsored funds. The Company may also have capital commitments satisfied directly through the co-investment joint ventures as an affiliate of the general partner. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements. The Company's equity interests in its sponsored funds absorb insignificant variability. As the Company is considered to be acting in the capacity of an agent of its sponsored funds, the Company is not the primary beneficiary and does not consolidate its sponsored funds. The Company accounts for its equity interests in its sponsored funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in its sponsored funds, totaling $1.6 million at June 30, 2017 and $1.7 million at December 31, 2016, included within investments in unconsolidated ventures on the consolidated balance sheet.
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

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2015	25,030	163,777	801
Repurchase of preferred stock (1)	(964)	—	—
Contribution of preferred stock to an affiliate (1)	964	—	—
Shares issued upon redemption of OP units	—	985	—
Conversion of Class B to Class A common stock	—	28	(28)
Equity-based compensation, net of forfeitures	—	1,505	—
Shares canceled for tax withholding on vested stock awards	—	(216)	—
Shares outstanding at June 30, 2016	25,030	166,079	773

Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (2)	39,466	392,120	—
Issuance of preferred stock	13,800	—	—
Redemption of preferred stock	(12,547)	—	—
Shares canceled (3)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,386	—
Conversion of Class B to Class A common stock	—	28	(28)
Repurchase of common stock	—	(12,934)	—
Equity-based compensation, net of forfeitures	—	7,550	—
Shares canceled for tax withholding on vested stock awards	—	(416)	—
Shares outstanding at June 30, 2017	65,749	551,190	742
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

The table below summarizes the preferred stock issued and outstanding at June 30, 2017:

Description	Dividend Rate Per Annum	Initial Issuance Date(1)	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007	13,999	$140	$349,973	Currently redeemable
Series C	8.875%	October 2012	5,000	50	125,000	October 11, 2017
Series D	8.5%	April 2013	8,000	80	200,000	April 10, 2018
Series E	8.75%	May 2014	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014	3,450	34	86,250	June 19, 2019
Series H	7.125%	April 2015	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
			65,749	$657	$1,643,723
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.
All series of Colony NorthStar preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of Colony NorthStar. Dividends of each series of preferred stock of Colony NorthStar are payable quarterly in arrears, in the case of the Series B, C, D and E preferred stock, in February, May, August and November, and in the case of Series G, H and I preferred stock, in January, April, July and October.
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
Effect of the Merger
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
Issuance and Redemption of Preferred Stock
In June 2017, the Company issued 13.8 million shares of Series I preferred stock with a 7.15% dividend rate per annum, for which the Company received proceeds of $333.5 million, net of underwriting discounts and offering costs payable by the Company. The Company used a portion of the proceeds to redeem all of the outstanding shares of Series A and Series F preferred stock for $318.3 million in aggregate, based on a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to the redemption date. As a result of the redemption, the Company recorded a $5.4 million charge against net income available to common stockholders, equal to the excess of the $25.00 per share liquidation preference over the carrying value of the preferred stock at redemption date.

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
In connection with the consummation of the Merger, on January 20, 2017, the Company paid a dividend of $0.04444 per share of each Colony and NRF common stock to stockholders of record on January 9, 2017, representing a pro rata dividend for the period from January 1, 2017 through January 10, 2017 on a pre-exchange basis (or $0.03 after giving effect to the Colony exchange ratio of 1.4663). Additionally, the Company declared a dividend of $0.24 per share for the period from January 11, 2017 through March 31, 2017. Accordingly, dividends declared for the first quarter of 2017 per common share is equivalent to $0.27 per share after giving effect to the exchange ratio.
On January 27, 2017, the Company paid a one-time special dividend of $1.16 per share of common stock to former NSAM stockholders of record on January 3, 2017.
Common Stock Repurchases
On February 23, 2017, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. During the six months ended June 30, 2017, the Company repurchased 12,933,337 shares of its class A common stock, at an aggregate cost of approximately $168.0 million including commissions, or a weighted-average price of $12.99 per share. This included 2,150,120 shares of class A common stock repurchased for $29.8 million concurrent with the termination of the Call Spread, as discussed below.
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
Dividend Reinvestment and Direct Stock Purchase Plan
Colony’s Dividend Reinvestment and Direct Stock Purchase Plan in effect prior to the Merger (the “Colony DRIP Plan”) provided Colony's existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of Colony’s class A common stock by reinvesting some or all of the cash dividends received on their shares of Colony’s class A common stock or making optional cash purchases within specified parameters. The Colony DRIP Plan involved the acquisition of Colony's class A common stock either in the open market, directly from Colony as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of Colony's class A common stock acquired under the Colony DRIP Plan in 2017 prior to the Merger and the Colony DRIP Plan was terminated upon closing of the Merger. Concurrent with the closing of the Merger, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan (the "Colony NorthStar DRIP Plan") with substantially the same terms and conditions as the Colony DRIP Plan. There were no shares of class A common stock acquired under the Colony NorthStar DRIP Plan for the period from January 10, 2017 through, and including, June 30, 2017.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Unrealized Gain (Loss) on Securities(1)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(245)	$(42,125)	$23,948	$(18,422)
Other comprehensive income (loss) before reclassifications	89	7	(3,059)	(232)	(3,195)
Amounts reclassified from AOCI	—	(102)	(67)	(98)	(267)
AOCI at June 30, 2016	$89	$(340)	$(45,251)	$23,618	$(21,884)

AOCI at December 31, 2016	$(27)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	3,584	41	77,109	(42,373)	38,361
Amounts reclassified from AOCI	(86)	—	934	(216)	632
AOCI at June 30, 2017	$3,471	$—	$1,617	$1,796	$6,884
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities(1)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(149)	$51	$(1)	$(99)
Other comprehensive income (loss) before reclassifications	—	—	(13,574)	7,547	(6,027)
Amounts reclassified from AOCI	—	—	(785)	—	(785)
AOCI at June 30, 2016	$—	$(149)	$(14,308)	$7,546	$(6,911)

AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	60,925	(5,784)	56,122
Amounts reclassified from AOCI	(454)	—	994	1,020	1,560
AOCI at June 30, 2017	$—	$—	$4,706	$7,034	$11,740
__________

(1)	Includes the Company's shares of gain/loss on marketable securities held by equity method investees

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2017	2016	2017	2016
Equity in realized loss on sale of marketable securities of unconsolidated ventures	$(106)	$—	$(106)	$—	Earnings (losses) from investments in unconsolidated ventures
Unrealized gain (loss) on ineffective cash flow hedge	—	58	—	102	Other gain (loss), net
Release of cumulative translation adjustments	934	(264)	934	67	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	—	369	744	98	Other gain (loss), net
Realization of gain on net investment hedges	(960)	—	(960)	—	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	23	—	20	—	Other gain (loss), net
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
The following table presents a summary of changes in redeemable noncontrolling interests:

(In thousands)
Balance at December 31, 2016	$—
Assumed through the Merger	78,843
Distributions	(709)
Net income	1,337
Currency translation adjustment and other	33
Balance at June 30, 2017	$79,504
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
In January 2017, the Company sold an 18.7% noncontrolling interest in its healthcare real estate portfolio through a newly formed joint venture pursuant to a purchase and sale agreement executed in November 2016 based upon terms negotiated prior to the Merger. The net excess of the carrying value of the noncontrolling interest sold over the consideration received resulted in a $51.5 million decrease to additional paid-in capital, including $9.2 million of cost of new capital. Together with existing noncontrolling interests with a 16.4% interest in the healthcare real estate portfolio, noncontrolling interests own approximately 28.7% of the Company's healthcare portfolio.
Through June 30, 2017, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $23.5 million.
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
For the six months ended June 30, 2017, the Company redeemed 1,777,756 OP Units, of which 1,385,712 OP Units were redeemed through the issuance of an equal number of shares of class A common stock on a one-for-one basis, and 392,044 OP units were redeemed for cash of approximately $5.1 million.
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

(In thousands)	Six Months Ended June 30, 2017
Revenues
Property operating income	$33,857
Other income	2,257
Expenses
Property operating expenses	(12,395)
Interest expense	(9,028)
Loss on sale of real estate assets	(2,108)
Other expenses	(23)
Net income from discontinued operations attributable to Colony NorthStar, Inc.	$12,560
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

The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income allocated to common stockholders
Net income from continuing operations	$105,192	$103,136	$144,822	$194,167
Income from discontinued operations	—	—	12,560	—
Net income	105,192	103,136	157,382	194,167
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	(720)	—	(1,337)	—
Investment entities	(23,800)	(40,169)	(50,859)	(97,764)
Operating Company	(2,330)	(7,918)	(1,247)	(11,339)
Net income attributable to Colony NorthStar, Inc.	78,342	55,049	103,939	85,064
Preferred stock redemption	(5,448)	—	(5,448)	—
Preferred dividends	(34,339)	(12,093)	(65,152)	(23,973)
Net income attributable to common stockholders	38,555	42,956	33,339	61,091
Net income allocated to participating securities (nonvested shares)	(2,546)	(577)	(4,784)	(1,146)
Net income allocated to common stockholders—basic	36,009	42,379	28,555	59,945
Interest expense attributable to convertible notes (1)	—	6,833	—	8,382
Net income allocated to common stockholders—diluted	$36,009	$49,212	$28,555	$68,327
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	544,023	164,674	525,318	164,203
Weighted average effect of dilutive shares (3)	—	36,583	—	24,026
Weighted average number of common shares outstanding—diluted	544,023	201,257	525,318	188,229

Basic earnings per share
Net income from continuing operations	$0.07	$0.26	$0.03	$0.37
Income from discontinued operations	—	—	0.02	—
Net income per basic common share	$0.07	$0.26	$0.05	$0.37

Diluted earnings per share
Net income from continuing operations	$0.07	$0.24	$0.03	$0.36
Income from discontinued operations	—	—	0.02	—
Net income per diluted common share	$0.07	$0.24	$0.05	$0.36
__________

(1)
For the three months ended June 30, 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $7.4 million of interest expense and 38,839,200 weighted average dilutive common share equivalents for the assumed conversion or the exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For the six months ended June 30, 2017 and 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $14.6 million and $5.3 million of interest expense, respectively, and 38,778,400 and 12,556,900 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of Colony NorthStar. Accordingly, the historical data related to quarterly earnings per share for the periods ended before June 30, 2017 have been adjusted by the exchange ratio of 1.4663.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At June 30, 2017 and 2016, there were 32,580,900 and 30,681,300 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

Additionally, the computation of diluted earnings per share excluded shares of the Company's class A common stock that are contingently issuable pursuant to the contingent consideration arrangement (Note 13) as the pre-defined performance thresholds would not have been met had the measurement period ended at June 30, 2017.

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
Fee income earned by the Company consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Base management fees ($42,276, $15,072, $81,552 and $31,423 from affiliates, respectively)	$46,837	$15,072	$89,403	$31,423
Asset management fees—from affiliates	2,747	433	9,491	691
Incentive fees—from affiliates	—	—	270	—
Advisory fees	3,499	—	6,653	—
Selling commission and dealer manager fees	1,236	—	1,752	—
Total fee income ($44,900, $15,505, $90,688 and $32,114 from affiliates, respectively)	$54,319	$15,505	$107,569	$32,114
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

•
Non-Traded REITs (except NorthStar/RXR NY Metro)—1% to 2.25% of the amount funded or allocated by the non-traded REITs to originate or acquire an investment, and 1% to 2% of the contractual sales price for disposition of an investment.

Incentive Fees—The Company may earn incentive fees from its sponsored private funds, traded and non-traded REITs, certain investment companies and Townsend private funds. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return levels, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements.
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
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI Venture, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of June 30, 2017, no incremental awards have been granted.

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
At June 30, 2017, an aggregate of 20,822,493 shares of the Company’s class A common stock were reserved for the issuance of awards under the CLNS Equity Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st.

Equity-based compensation expense was included in the following line items in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$37,412	$3,423	$68,989	$6,842
Earnings from investments in unconsolidated ventures	—	—	61	—
Investment, servicing and commission expense	502	—	1,048	—
	$37,914	$3,423	$70,098	$6,842
Changes in the Company’s unvested equity awards are summarized below:

	Restricted Stock	RSUs	LTIP Units	Total	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2016 (1)	2,089,007	—	—	2,089,007	$14.44
Awards assumed in the Merger	592,504	774,900	—	1,367,404	14.68
Granted	7,685,246	—	3,506,387	11,191,633	14.43
Vested	(1,085,109)	—	—	(1,085,109)	15.02
Forfeited	(135,692)	—	—	(135,692)	14.71
Unvested shares at June 30, 2017	9,145,956	774,900	3,506,387	13,427,243	14.61
__________

(1)	The number of unvested shares at December 31, 2016 and weighted average grant date fair value have been adjusted to give effect to the Colony exchange ratio of 1.4663 at the individual award level.
Fair value of equity awards that vested during the three months ended June 30, 2017 was $1.5 million and was $16.3 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively. There were no awards that vested during the three months ended June 30, 2016. Fair value of vested awards is determined based on the closing price of the Company's class A common stock on the date of grant or date of remeasurement for employee awards, and vesting date for non-employee awards. For awards granted during the six months ended June 30, 2017 and 2016, the weighted average grant-date fair value per share was $14.43 and $13.14, respectively.
At June 30, 2017, aggregate unrecognized compensation cost for all unvested equity awards was $119.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
21. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies in which the Company manages or sponsors and has an equity interest in or co-invests with; (ii) the Company's investments in unconsolidated ventures; as well as (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2017	December 31, 2016
Due from affiliates
Investment vehicles and unconsolidated ventures
Fee income	$19,368	$9,074
Cost reimbursements and recoverable expenses	30,813	606
Advances	11,500	—
N-Star CDOs	1,614	—
Employees and other affiliates	482	291
	$63,777	$9,971
Due to affiliates
Investment vehicles and unconsolidated ventures	$1,945	$—
Employees—contingent consideration	33,000	41,250
	$34,945	$41,250
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

•	certain expenses incurred on behalf of the clients of Townsend such as legal, due diligence and investment advisory team travel expenses;

•	services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties;

•	administrative services provided to an equity method investee; and

•	administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Retail Companies	$5,335	$—	$10,670	$—
Townsend	394	—	1,059	—
Other	1,244	806	1,947	2,061
	$6,973	$806	$13,676	$2,061
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of the retail companies and certain private funds that it manages, for which the Company recovers from these investment vehicles, such as:

•	cost incurred in performing investment due diligence;

•	costs incurred for the administration of certain investment companies; and

•
organization and offering costs associated with formation and offering of the retail companies, with reimbursement amounts of up to 1% of the proceeds expected to be raised from the offering (excluding shares offered pursuant to distribution reinvestment plans).

Advances on behalf of Co-Investors—As of June 30, 2017, the Company, as mezzanine lender, made protective advances to certain senior lenders on behalf of its borrowers, in order for these borrowers to meet their respective debt covenant ratios. This included advances made on behalf of the Company's co-investors, who represent noncontrolling interests in the Company's investment entities.
N-Star CDOs—The Company earns collateral management fees as the collateral manager or collateral manager delegate of the N-Star CDOs. Such fees are included in other income and are immaterial for the three and six months ended June 30, 2017. The Company holds N-Star CDO bonds that it repurchased from the market as well as retained equity interests in the N-Star CDOs. Amounts related to the two consolidated N-Star CDOs, including interest, have been eliminated upon consolidation.
Healthcare Strategic Partnership—In connection with a strategic partnership with Mr. Flaherty to expand the Company’s healthcare business, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare (Note 20). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. For the three and six months ended June 30, 2017, there were no incentive fees earned by the Healthcare Strategic Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI Ventures, jointly held with the principals of AHI and Mr. Flaherty (Note 20). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. For the three and six months ended June 30, 2017, the Company incurred property management fees and sub-advisory fees totaling $1.2 million and $2.3 million, respectively.
Distribution Support—The Company committed up to $10.0 million to invest as distribution support in future sponsored retail companies, as discussed in Note 6.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three months ended June 30, 2017 and 2016 as well as the six months ended June 30, 2017 and 2016 were immaterial as they relate primarily to the Company's share of the private fund's deferred financing costs which was capitalized.
Contingent Consideration—Contingent consideration is payable to certain senior executives of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, as discussed in Note 13.
Selling Commissions—Certain NorthStar Securities employees earn selling commissions related to the sale of equity in the retail companies. For the three and six months ended June 30, 2017, commissions paid or payable to these employees were immaterial.
Advances to Employees—Certain employees are permitted to participate in co-investment vehicles which generally invest in private funds managed by the Company. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at June 30, 2017 and December 31, 2016.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $0.5 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
22. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2028. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $3.3 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $6.0 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. Future contractual minimum rental payments for office leases at June 30, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$5,025
2018	7,040
2019	8,007
2020	7,588
2021	7,223
2022 and after	43,223
Total (1)	$78,106
__________

(1)	Excludes contractual minimum rental payments on Townsend office leases.

Contingent Consideration
The consideration for the Company's acquisition of substantially all of the real estate investment management business and operations of its former manager in April 2015 included a contingent portion payable in shares of class A and class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Note 13.
Litigation
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2017, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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

•
Other Equity and Debt—The Company's other equity and debt includes our portfolios of net lease, multifamily and multi-tenant office properties, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

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

Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2017
Total revenues	$159,357	$56,125	$221,522	$179,973	$60,531	$1,864	$679,372
Property operating expenses	72,460	16,195	139,818	25,244	—	—	253,717
Interest expense	47,844	7,934	35,884	35,630	—	12,968	140,260
Depreciation and amortization	49,577	25,804	33,508	26,894	15,594	1,734	153,111
Provision for loan loss	—	—	—	1,067	—	—	1,067
Impairment loss	—	—	—	12,761	—	—	12,761
Gain on sale of real estate assets	—	8,695	—	6,495	—	—	15,190
Earnings from investments in unconsolidated ventures	—	28	—	119,554	2,812	—	122,394
Income tax benefit (expense)	210	(2,746)	(909)	(705)	6,279	(2,043)	86
Net income (loss)	(11,394)	9,100	5,750	185,630	26,084	(109,978)	105,192
Net income (loss) attributable to Colony NorthStar, Inc.	(8,071)	3,303	4,796	156,011	23,962	(101,659)	78,342

Three Months Ended June 30, 2016
Total revenues	$—	$48,663	$—	$152,676	$15,505	$684	$217,528
Property operating expenses	—	13,746	—	16,034	—	—	29,780
Interest expense	—	9,956	—	21,663	—	10,949	42,568
Depreciation and amortization	—	21,818	—	13,064	3,559	1,100	39,541
Provision for loan loss	—	—	—	6,213	—	—	6,213
Impairment loss	—	137	—	2,304	—	—	2,441
Gain on sale of real estate assets	—	19	—	5,825	—	—	5,844
Earnings (losses) from investments in unconsolidated ventures	—	—	—	53,606	(493)	—	53,113
Income tax benefit (expense)	—	59	—	(1,879)	227	(167)	(1,760)
Net income (loss)	—	947	—	138,625	3,130	(39,566)	103,136
Net income (loss) attributable to Colony NorthStar, Inc.	—	2,995	—	81,217	2,639	(31,802)	55,049

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2017
Total revenues	$298,170	$113,167	$397,235	$355,059	$120,171	$2,735	$1,286,537
Property operating expenses	133,146	32,692	258,309	45,919	—	—	470,066
Interest expense	88,936	20,360	63,133	66,449	—	27,660	266,538
Depreciation and amortization	90,458	50,443	63,549	55,112	28,077	2,892	290,531
Provision for loan losses	—	—	—	7,791	—	—	7,791
Impairment loss	—	—	—	21,280	—	—	21,280
Gain on sale of real estate assets	—	8,695	—	15,465	—	—	24,160
Earnings (losses) from investments in unconsolidated ventures	—	28	—	228,391	7,967	—	236,386
Income tax benefit (expense)	(2,032)	(2,148)	(947)	(2,038)	4,210	(668)	(3,623)
Net income (loss) from continuing operations	(20,660)	9,619	2,134	365,538	46,073	(257,882)	144,822
Income from discontinued operations	—	—	—	—	—	12,560	12,560
Net income (loss)	(20,660)	9,619	2,134	365,538	46,073	(245,322)	157,382
Net income (loss) attributable to Colony NorthStar, Inc.	(16,509)	3,241	1,803	299,923	42,222	(226,741)	103,939

Six Months Ended June 30, 2016
Total Revenue	$—	$94,462	$—	$289,772	$32,114	$1,969	$418,317
Property operating expenses	—	27,715	—	32,851	—	—	60,566
Interest expense	—	19,374	—	42,628	—	22,437	84,439
Depreciation and amortization	—	43,166	—	33,001	7,304	2,212	85,683
Provision for loan losses	—	—	—	10,843	—	—	10,843
Impairment loss	—	137	—	4,063	320	—	4,520
Gain on sale of real estate assets	—	800	—	56,163	—	—	56,963
Earnings (losses) from investments in unconsolidated ventures	—	—	—	56,384	(842)	—	55,542
Income tax benefit (expense)	—	(6)	—	(5,907)	3,653	(284)	(2,544)
Net income (loss)	—	213	—	249,607	8,607	(64,260)	194,167
Net income (loss) attributable to Colony NorthStar, Inc.	—	3,135	—	125,374	7,247	(50,692)	85,064
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2017
Total assets	$5,947,907	$2,502,172	$4,131,267	$9,315,938	$3,172,738	$218,310	$25,288,332
Equity method investments	—	1,080	—	850,480	189,995	3,742	1,045,297
December 31, 2016
Total assets	$—	$2,267,672	$—	$6,623,064	$781,852	$88,404	$9,760,992
Equity method investments	—	—	—	921,732	13,187	18,340	953,259
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Total income by geography:
United States	$715,304	$214,316	$1,358,432	$372,591
Europe	78,586	53,363	149,013	96,142
Other	903	2,157	1,802	3,066
Total (1)	$794,793	$269,836	$1,509,247	$471,799

(In thousands)	June 30, 2017	December 31, 2016
Long-lived assets by geography:
United States	$14,125,036	$2,951,290
Europe	2,247,571	1,242,272
Total (2)	$16,372,607	$4,193,562
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, intangible assets other than investment management contracts and customer relationships, goodwill and fixed assets; and exclude financial instruments and assets held for sale.

24. Subsequent Events
Restructuring of Real Estate Loan into Equity Ownership
In May 2013, the Company and certain investment vehicles managed by the Company originated a junior mezzanine loan secured by a limited service hospitality portfolio, primarily located across the Southwest and Midwest United States. On July 1, 2017, the Company and certain investment vehicles managed by the Company took control of the approximately $1.3 billion limited service hospitality portfolio of 148 assets through a consensual foreclosure following a maturity default on the borrower's remaining approximately $289 million junior mezzanine loan. The Company is in the process of assessing the fair value of assets acquired and liabilities assumed and completing the allocation of purchase price.

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
Overview
We are a leading global real estate and investment management firm, principally located in Los Angeles, California and New York, New York, with more than 500 employees in offices across 18 cities in ten countries. We have significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. We currently have assets under management, including both our balance sheet investments and third party managed investments, of $56 billion, and manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. We also own NorthStar Securities, LLC, a captive broker-dealer platform that raises capital in the retail market.
We were organized on May 31, 2016 as a Maryland corporation, and intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ending December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct all of our activities and hold substantially all of our assets and liabilities through the OP, the Company's operating subsidiary. As of June 30, 2017, certain of our employees owned a 5.6% noncontrolling interest in the OP.
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

Our Business
Our vision is to establish Colony NorthStar as the leading global equity REIT, with a unique and powerful embedded investment management platform, resulting in multiple avenues to drive growth and create value for stockholders. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns to stockholders. In addition, we have third-party investor participation in sponsored investment vehicles that serve as a potential enhancement to stockholder returns through fee income and as an additional source of liquidity and growth. We expect our embedded investment management platform to allow us to scale our core segments while providing revenue diversification.
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

•
Other Equity and Debt—Our other equity and debt segment includes our portfolios of net lease, multifamily and multi-tenant office properties, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—We generate fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
Highlights
Significant developments affecting our business and results of operations for the six months ended June 30, 2017 include:

•	Consummated the Merger with NSAM and NRF on January 10, 2017 in an all stock transaction valued at $6.7 billion at closing;

•	Increased the borrowing capacity of our credit facility from $850 million to $1 billion and extended its maturity to January 2021, with two six-month extension options, at our election;

•
Closed on two strategic asset sales initiated by NRF pre-Merger: (i) sale of an 18.7% minority interest in our healthcare platform for $350 million (including $20 million of pre-funded capital items); and (ii) sale of our manufactured housing portfolio for $2.0 billion with proceeds of $664 million net of financing assumed by the buyer;

•	Acquired a controlling interest in our CPI investment, resulting in the assumption of $566 million of real estate with underlying debt of $276 million;

•	Sold all of our interest in SFR, generating net proceeds of $501 million and a gain of $191 million;

•	Acquired an additional 4.7 million shares of NRE common stock, increasing our ownership interest in NRE to approximately 9%;

•	Repurchased approximately 12.9 million shares of our class A common stock at an aggregate cost of $168 million under our stock repurchase program;

•	Refinanced debt with outstanding principal of $1.6 billion in our hotel portfolio at a moderately reduced interest rate and extended their maturity dates;

•	Repurchased approximately $12 million of outstanding principal of our 7.25% exchangeable notes;

•
Issued 13.8 million shares of our new Series I preferred stock with a 7.15% dividend rate per annum for net proceeds of $333.5 million, the proceeds of which were used to redeem all of the outstanding shares of our Series A and Series F preferred stock for $318 million as well as for other general corporate purposes; and

•	Closed on approximately $1.4 billion of additional third party institutional and retail capital commitments, including our pro rata share from equity method investments in third party asset managers.

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
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenue		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Healthcare	$159,357	$—	$(11,394)	$—	$(8,071)	$—
Industrial	56,125	48,663	9,100	947	3,303	2,995
Hospitality	221,522	—	5,750	—	4,796	—
Other Equity and Debt	179,973	152,676	185,630	138,625	156,011	81,217
Investment Management	60,531	15,505	26,084	3,130	23,962	2,639
Amounts not allocated to segments	1,864	684	(109,978)	(39,566)	(101,659)	(31,802)
	$679,372	$217,528	$105,192	$103,136	$78,342	$55,049

(in thousands)	Total Revenue		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Healthcare	$298,170	$—	$(20,660)	$—	$(16,509)	$—
Industrial	113,167	94,462	9,619	213	3,241	3,135
Hospitality	397,235	—	2,134	—	1,803	—
Other Equity and Debt	355,059	289,772	365,538	249,607	299,923	125,374
Investment Management	120,171	32,114	46,073	8,607	42,222	7,247
Amounts not allocated to segments	2,735	1,969	(245,322)	(64,260)	(226,741)	(50,692)
	$1,286,537	$418,317	$157,382	$194,167	$103,939	$85,064
Selected Balance Sheet Data

(in thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2017
Real estate, net	$5,216,075	$2,165,719	$3,901,782	$2,600,628	$—	$—	$13,884,204
Loans receivable, net	70,249	—	—	3,938,840	—	—	4,009,089
Investments in unconsolidated ventures	—	1,081	—	1,331,989	189,995	3,742	1,526,807
Securities available for sale, at fair value	—	—	—	409,871	—	—	409,871
Debt, net	3,300,578	775,740	2,542,970	2,878,694	—	920,996	10,418,978
December 31, 2016
Real estate, net	$—	$1,969,247	$—	$1,274,384	$—	$—	$3,243,631
Loans receivable, net	—	—	—	3,430,608	—	—	3,430,608
Investments in unconsolidated ventures	—	1,027	—	1,038,781	13,187	—	1,052,995
Securities available for sale, at fair value	—	—	—	23,446	—	—	23,446
Debt, net	—	999,560	—	1,659,484	—	1,056,574	3,715,618

Consolidated Results of Operations
Our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Revenues
Property operating income	$500,531	$95,348	$405,183	$927,385	$186,965	$740,420
Interest income	111,263	103,860	7,403	226,807	193,221	33,586
Fee income	54,319	15,505	38,814	107,569	32,114	75,455
Other income	13,259	2,815	10,444	24,776	6,017	18,759
Total revenues	679,372	217,528	461,844	1,286,537	418,317	868,220
Expenses
Property operating expense	253,717	29,780	223,937	470,066	60,566	409,500
Interest expense	140,260	42,568	97,692	266,538	84,439	182,099
Investment, servicing and commission expense	13,740	5,402	8,338	25,547	12,333	13,214
Transaction costs	2,440	7,958	(5,518)	89,780	12,448	77,332
Depreciation and amortization	153,111	39,541	113,570	290,531	85,683	204,848
Provision for loan loss	1,067	6,213	(5,146)	7,791	10,843	(3,052)
Impairment loss	12,761	2,441	10,320	21,280	4,520	16,760
Compensation expense	80,759	24,240	56,519	172,577	51,107	121,470
Administrative expenses	30,145	13,098	17,047	56,059	25,869	30,190
Total expenses	688,000	171,241	516,759	1,400,169	347,808	1,052,361
Other income
Gain on sale of real estate assets	15,190	5,844	9,346	24,160	56,963	(32,803)
Other gain (loss), net	(23,850)	(348)	(23,502)	1,531	13,697	(12,166)
Earnings from investments in unconsolidated ventures	122,394	53,113	69,281	236,386	55,542	180,844
Income before income taxes	105,106	104,896	210	148,445	196,711	(48,266)
Income tax benefit (expense)	86	(1,760)	1,846	(3,623)	(2,544)	(1,079)
Net income from continuing operations	105,192	103,136	2,056	144,822	194,167	(49,345)
Income from discontinued operations	—	—	—	12,560	—	12,560
Net income	105,192	103,136	2,056	157,382	194,167	(36,785)
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	720	—	720	1,337	—	1,337
Investment entities	23,800	40,169	(16,369)	50,859	97,764	(46,905)
Operating Company	2,330	7,918	(5,588)	1,247	11,339	(10,092)
Net income (loss) attributable to Colony NorthStar, Inc.	78,342	55,049	23,293	103,939	85,064	18,875
Preferred stock redemption	5,448	—	5,448	5,448	—	5,448
Preferred stock dividends	34,339	12,093	22,246	65,152	23,973	41,179
Net income attributable to common stockholders	$38,555	$42,956	$(4,401)	$33,339	$61,091	$(27,752)

Three Months Ended June 30, 2017 and 2016
Property Operating Income and Property Operating Expenses

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$157,561	$—	$157,561
Industrial	55,674	48,124	7,550
Hospitality	221,392	—	221,392
Other Equity and Debt	65,904	47,224	18,680
	$500,531	$95,348	405,183
Property operating expenses:
Healthcare	$72,460	$—	$72,460
Industrial	16,195	13,746	2,449
Hospitality	139,818	—	139,818
Other Equity and Debt	25,244	16,034	9,210
	$253,717	$29,780	223,937
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of $393.0 million and property operating expenses of $217.6 million for the three months ended June 30, 2017.
Industrial—In our industrial portfolio, increases in total property operating income and expenses reflect continued growth of our portfolio with a net addition of 26 buildings between June 30, 2016 and June 30, 2017.
Comparing our industrial portfolio on a same store basis between the three months ended June 30, 2017 and 2016, property operating income increased marginally, reflecting an increase in average occupancy from 93.5% to 94.4%, and generally, higher rental rates on new and renewal leases as well as contractual rental rate increases within existing leases. Property operating expenses was largely consistent period over period.

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change %
Industrial: (1)
Same store property operating income	$46,366	$45,808	1.2%
Same store property operating expenses	13,119	13,133	(0.1)%
__________

(1)
Our same store portfolio consisted of 309 buildings, which included the same buildings that were owned during the three months ended June 30, 2017 and 2016, and excluded buildings that were acquired or sold at any time during these periods.

Other Equity and Debt—Excluding properties acquired through the Merger, property operating income and expenses related to our remaining other equity and debt portfolio increased $4.6 million and $3.9 million, respectively, between the three months ended June 30, 2017 and 2016. Additional property income and expenses from new acquisitions, in particular, CPI, were partially offset by sales, primarily in our non-core portfolio of limited service hotels.
Interest Income
The increase in interest income in 2017 can be attributed to interest earning assets acquired from NRF and NSAM, specifically $16.5 million and $7.3 million of interest income from CRE securities and loans receivable, respectively, for the three months ended June 30, 2017. Interest income from the Colony portfolio of loans receivable decreased $16.2 million between the second quarter of 2017 and 2016 due to loan repayments, pay-offs, sales as well as foreclosures, which more than offset income from new loans and additional draw downs.

Fee Income
Fee income earned was made up of the following:

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Institutional funds	$15,459	$15,505	$(46)
Retail Companies	20,789	—	20,789
Broker-dealer	744	—	744
Public company—NRE	3,555	—	3,555
Townsend private funds and clients	13,772	—	13,772
	$54,319	$15,505	38,814
In the second quarter of 2017, we earned $38.9 million of additional fee income following the Merger, consisting of: (i) management fees from the retail companies and NRE; (ii) selling commissions and dealer manager fees from NorthStar Securities; and (iii) management fees and advisory fees from Townsend private funds and clients.
Fee income from Colony private funds was consistent at $15.5 million between the second quarter of 2017 and 2016 as $2.0 million of additional fee income from our sponsored credit fund and open end industrial fund offset decreases due to fee concession and continued liquidation of investments.
Other Income
The majority of other income for the three months ended June 30, 2017 consisted of $7.0 million of cost reimbursements, of which $5.3 million was from managing the operations of the retail companies. For the same period in 2016, other income was made up primarily of expense recoveries from borrowers, mainly legal costs incurred in administering non-performing loans and foreclosed properties.
Interest Expense

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$47,844	$—	$47,844
Industrial	7,934	9,956	(2,022)
Hospitality	35,884	—	35,884
Other Equity and Debt	35,630	21,663	13,967
Corporate-level debt	12,968	10,949	2,019
	$140,260	$42,568	97,692
Net increase in interest expense between the second quarter of 2017 and 2016 resulted from the following:

•
$6.7 billion of debt assumed in the Merger, including both investment level financing and corporate level debt, which resulted in $96.3 million of additional interest expense, attributable primarily to mortgage financing in our healthcare and hospitality portfolios;

•
$2.0 million of lower interest expense in our industrial portfolio consistent with lower average debt balances of $0.7 billion compared to $1.2 billion between the three months ended June 30, 2017 and 2016, respectively;

•
$5.2 million net increase in interest expense on legacy Colony debt in the other equity and debt segment from new investment level financing as well as debt assumed from acquisition of CPI, which were partially offset by the paydown of debt, primarily from sales of our loan and real estate investments, particularly in our non-core portfolio of limited service hotels; and

•
$1.8 million decrease in interest expense on our corporate credit facility due to lower utilization of our credit line, with average outstanding balance of $28 million compared to $392 million between the three months ended June 30, 2017 and 2016, respectively. In 2017, we have utilized some of the net proceeds from the sale of our manufactured housing portfolio and preferred stock offering for working capital purposes.

Investment, Servicing and Commission Expense
This includes costs incurred by the Company for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, and unconsummated deal costs. The increase in the second quarter of 2017 can be attributed to $8.4 million of expenses from NSAM and NRF following the Merger, primarily asset management, portfolio management and other third-party fees in connection with our real estate portfolios.
Transaction Costs
There was a decrease in transaction costs as the second quarter of 2016 included $6.4 million of transaction costs related to the Merger, while in the second quarter of 2017, there was only $1.5 million of such costs as the majority of Merger-related transaction costs in 2017 were incurred in the first quarter. The remaining transaction costs in the second quarter of 2017 were related primarily to the CPI transaction.
Depreciation and Amortization
Depreciation and amortization was significantly higher for the three months ended June 30, 2017 as a result of the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $104.6 million in aggregate. Depreciation and amortization on Colony real estate and intangible assets increased $9.0 million, attributable largely to the continued growth of our industrial portfolio as well as acquisition of CPI, and partially offset by decreases due to sales or classification of real estate as held for sale in our hotel and European portfolios.
Provision for Loan Losses

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Non-PCI loans	$451	$881	$(430)
PCI loans	616	5,332	(4,716)
Total provision for loan losses	$1,067	$6,213	(5,146)
Provision for loan losses in both periods pertain to Colony's loan portfolio and reflected primarily a decrease in expected cash flows on PCI loans. In the three months ended June 30, 2017 and 2016, $0.6 million and $4.0 million of provision for loan losses, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$—	$137	$(137)
Other Equity and Debt	12,761	2,304	10,457
	$12,761	$2,441	10,320
Impairment loss in both periods relate to Colony real estate assets.
In the three months ended June 30, 2017, $6.4 million of impairment loss can be attributed to certain real estate assets in Europe due to negative performance or a decline in value of properties to be sold, while $3.9 million relates to a write-down of four of our remaining non-core limited service hotels that are held for sale. We also recorded $2.5 million and $2.3 million of impairment loss on foreclosed properties from our loan portfolios in 2017 and 2016, respectively.
Impairment loss of $9.8 million and $1.7 million in the three months ended June 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Compensation Expense
In addition to a significantly larger workforce following the Merger, the three months ended June 30, 2017 also included Merger-related compensation expense as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$37,911	$20,817	$17,094
Equity-based compensation	7,407	3,423	3,984
	45,318	24,240	21,078
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives—one year vesting	30,005	—	30,005
Severance and other employee transition	5,436	—	5,436
	35,441	—	35,441
	$80,759	$24,240	56,519
Administrative Expense
In addition to operating a much larger organization following the Merger, the three months ended June 30, 2017 also included $2.1 million of administrative costs in connection with integrating the operations of the combined entities, including but not limited to system integration, legal fees and other professional fees paid to third party advisors and consultants. Such costs are not expected to recur and do not represent the on-going costs of a fully integrated combined organization.
Gain on Sale of Real Estate Assets

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$8,695	$19	$8,676
Other Equity and Debt	6,495	5,825	670
	$15,190	$5,844	9,346
The second quarter of 2017 recorded higher gains, driven by the sale of nine properties in our industrial portfolio, primarily in the Chicago market. The remaining gain in our other equity and debt segment consisted largely of $6.0 million from a net lease property in Arizona.
The gain in the second quarter of 2016 was from the sale of 15 properties in our non-core portfolio of limited service hotels.
Gain on sale of $5.6 million and $4.0 million in the three months ended June 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
The significant loss of $23.9 million in the second quarter of 2017 can be attributed to $28.4 million of fair value loss on an undesignated out-of-money interest rate swap assumed through the Merger that is intended to hedge the future refinancing risk on certain NRF mortgage debt, as well as $2.5 million of other unrealized derivative losses. These losses were partially offset by a $4.9 million gain from a decrease in fair value of the contingent consideration liability and $2.6 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment.
In contrast, in the second quarter of 2016, there was a $0.7 million loss from the increase in fair value of the contingent consideration liability, which was partially offset by derivative gains, resulting in a net loss of $0.3 million.
Earnings from Investments in Unconsolidated Ventures

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$28	$—	$28
Other Equity and Debt	119,554	53,606	65,948
Investment Management	2,812	(493)	3,305
	$122,394	$53,113	69,281
The significant net increase in earnings from investments in unconsolidated ventures in the second quarter of 2017 was driven by a $101.2 million gain from the sale of our remaining 6.3% interest in SFR.

In the same period in 2016, we recorded a $45.0 million gain from the redemption of our preferred equity in a joint venture investment, of which $7.5 million was attributed to noncontrolling interests in investment entities.
Additionally, through the Merger, we acquired approximately $0.7 billion of investments in unconsolidated ventures, which include interests in a healthcare investment manager, real estate investment managers, various real estate joint ventures and limited partnership interests in third party sponsored private equity funds. These investments contributed $5.2 million in earnings in the second quarter of 2017.
Income Tax Expense
A net income tax benefit of $0.1 million was recorded in the second quarter of 2017. This comprised primarily deferred tax benefit related to our investment management business, partially offset by income tax expense on the gain on sale of the Chicago properties in our industrial portfolio.
In the same period in 2016, we incurred an income tax expense of $1.8 million, of which $1.5 million was attributed to the net operating income of our properties in the United Kingdom.
Preferred Stock Redemption
A $5.4 million charge against net income available to common stockholders was recorded in the second quarter of 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A and Series F preferred stock, which we redeemed in full in June 2017.
Six Months Ended June 30, 2017 and 2016
Property Operating Income and Property Operating Expenses

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$294,992	$—	$294,992
Industrial	112,353	93,437	18,916
Hospitality	397,062	—	397,062
Other Equity and Debt	122,978	93,528	29,450
	$927,385	$186,965	740,420
Property operating expenses:
Healthcare	$133,146	$—	$133,146
Industrial	32,692	27,715	4,977
Hospitality	258,309	—	258,309
Other Equity and Debt	45,919	32,851	13,068
	$470,066	$60,566	409,500
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of $718.0 million and property operating expenses of $401.6 million for the six months ended June 30, 2017.
Industrial—In our industrial portfolio, increases in total property operating income and expenses reflect continued growth in our portfolio with a net addition of 26 buildings between June 30, 2016 and June 30, 2017.
Comparing our industrial portfolio on a same store basis between the six months ended June 30, 2017 and 2016, the increase in property operating income reflects an increase in average occupancy from 93.2% to 94.5%, and generally, higher rental rates on new and renewal leases as well as contractual rental rate increases within existing leases. Same store property operating expenses also increased during this period due to higher real estate taxes and bad debt expense, partially offset by lower repair and maintenance costs.

	Six Months Ended June 30,
($ in thousands)	2017	2016	Change %
Industrial: (1)
Same store property operating income	$92,749	$89,628	3.5%
Same store property operating expenses	26,845	25,950	3.4%
__________

(1)
Our same store portfolio consisted of 307 buildings, which included the same buildings that were owned during the six months ended June 30, 2017 and 2016, and excluded buildings that were acquired or sold at any time during these periods.

Other Equity and Debt—Excluding properties acquired through the Merger, property operating income and expenses related to our remaining other equity and debt portfolio increased $3.5 million and $3.1 million, respectively, between the six months ended June 30, 2017 and 2016. Additional property income and expenses from new acquisitions, in particular, CPI, were largely offset by sales, primarily in our non-core portfolio of limited service hotels.
Interest Income
The increase in interest income in 2017 can be attributed to interest earning assets acquired from NRF and NSAM, specifically $37.1 million and $13.7 million of interest income from CRE securities and loans receivable, respectively. Interest income from the Colony portfolio of loans receivable decreased $17.2 million between the six months ended June 30, 2017 and 2016 due to loan repayments, pay-offs, sales as well as foreclosures, which more than offset income from new loans and additional draw downs.
Fee Income
Fee income earned was made up of the following:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Institutional funds	$30,286	$32,114	$(1,828)
Retail Companies	43,026	—	43,026
Broker-dealer	1,260	—	1,260
Public company—NRE	6,725	—	6,725
Townsend private funds and clients	26,272	—	26,272
	$107,569	$32,114	75,455
For the period following the Merger through June 30, 2017, we earned $77.3 million of additional fee income, consisting of: (i) management fees from the retail companies and NRE; (ii) selling commissions and dealer manager fees from NorthStar Securities; and (iii) management fees, incentive income and advisory fees from Townsend private funds and clients.
Fee income from Colony private funds decreased $1.8 million between year to date 2017 and 2016. While our sponsored credit fund and open end industrial fund, which had their first closings in December 2015 and September 2016, respectively, contributed a $3.3 million increase in fee income, this was more than offset by fee concession on a liquidating fund, which reduced fee income by $3.4 million and continued realization of investments by various funds.
Other Income
The majority of other income for the six months ended June 30, 2017 consisted of $13.7 million of cost reimbursements, of which $10.7 million was from managing the operations of the retail companies. For the same period in 2016, other income was made up primarily of expense recoveries from borrowers, mainly legal costs incurred in administering non-performing loans and foreclosed properties.

Interest Expense

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$88,936	$—	$88,936
Industrial	20,360	19,374	986
Hospitality	63,133	—	63,133
Other Equity and Debt	66,449	42,628	23,821
Corporate-level debt	27,660	22,437	5,223
	$266,538	$84,439	182,099
The significant net increase in interest expense between the six months ended June 30, 2017 and 2016 was a result of the following:

•
$6.7 billion of debt assumed in the Merger, including both investment level financing and corporate level debt, which resulted in $175.9 million of additional interest expense, attributable primarily to mortgage financing in our healthcare and hospitality portfolios;

•
$1.0 million of higher interest expense in our industrial segment due to an acceleration of deferred financing costs as we paid down the majority of our variable rate acquisition debt in March 2017 with the remaining balance paid off in May 2017, partially offset by lower interest expense on a lower average debt balance in 2017;

•
$7.1 million net increase in interest expense on legacy Colony debt in the other equity and debt segment from additional investment level financing as well as debt assumed from acquisition of CPI, which were partially offset by decreases in interest expense due to the paydown of debt resulting primarily from sales of our loans and real estate investments, particularly in our non-core portfolio of limited service hotels; and

•
$1.9 million decrease in interest expense on our corporate credit facility with lower utilization of our credit line as we applied some of the net proceeds from the sale of our manufactured housing portfolio in March 2017 and preferred stock offering in June 2017 for working capital purposes.

Investment, Servicing and Commission Expense
This includes costs incurred by the Company for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, and unconsummated deal costs. The six months ended June 30, 2017 included $15.2 million of expenses from NSAM and NRF following the Merger, primarily asset management, portfolio management and other third-party fees in connection with our real estate portfolios. The Colony business incurred approximately $9.8 million of expenses in the six months ended June 30, 2017, which was lower compared to the same period in 2016 due to $2.2 million of unconsummated deal costs expensed in 2016.
Transaction Costs
For the six months ended June 30, 2017, transaction costs of $85.1 million were incurred in connection with the Merger. These costs consisted primarily of professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Approximately $66.8 million of transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Merger. Excluding Merger-related costs, other transaction costs were related predominantly to our acquisition of a distressed loan portfolio in Ireland and a restructuring of the CPI investment.
For the six months ended June 30, 2016, we incurred $6.4 million of transaction costs related to the Merger, with remaining costs pertaining primarily to new investments.
Depreciation and Amortization
The significant increase in the six months ended June 30, 2017 was driven by the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $196.0 million of depreciation and amortization in aggregate. Colony real estate and intangible assets recorded an $8.9 million increase in depreciation and amortization resulting largely from the continued growth in our industrial portfolio as well as acquisition of CPI, and partially offset by real estate sales or classification as held for sale in our hotel and European portfolios.

Provision for Loan Losses

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Non-PCI loans	$2,925	$4,065	$(1,140)
PCI loans	4,866	6,637	(1,771)
Total provision for loan losses	$7,791	$10,702	(2,911)
Provision for loan losses in both periods pertain to Colony's loan portfolio and reflected primarily a decrease in expected cash flows on PCI loans. Additionally, in 2016, there was a significant provision for loan losses on non-PCI loans, resulting from a decrease in the value of an underlying collateral and losses on a TDR loan.
In the six months ended June 30, 2017 and 2016, provision for loan losses of $3.8 million and $5.2 million, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$—	$137	$(137)
Other Equity and Debt	21,280	4,063	17,217
Investment Management	—	320	(320)
	$21,280	$4,520	16,760
Impairment loss in the six months ended June 30, 2017 and 2016 relates to Colony real estate assets.
In the six months ended June 30, 2017, $13.1 million of impairment loss can be attributed to certain real estate assets in Europe due to negative performance or a decline in value of properties to be sold, while $3.9 million relates to a writedown of four of our remaining non-core limited service hotels that are held for sale. We also recorded $4.3 million and $4.0 million of impairment loss on foreclosed properties from our loan portfolios in 2017 and 2016, respectively. Additionally, the six months ended June 30, 2016 included $0.3 million of impairment loss on our investment management contract intangible due to a change in fee basis on a liquidating fund.
Impairment loss of $15.5 million and $3.2 million in the six months ended June 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Compensation Expense
In addition to a significantly larger workforce following the Merger, the six months ended June 30, 2017 also included Merger-related compensation expense as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$82,654	$44,265	$38,389
Equity-based compensation	12,935	6,842	6,093
	95,589	51,107	44,482
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives—one year vesting	56,054	—	56,054
Severance and other employee transition	20,934	—	20,934
	76,988	—	76,988
	$172,577	$51,107	121,470
Administrative Expense
In addition to operating a much larger organization following the Merger, in the six months ended June 30, 2017, we also incurred $6.2 million of administrative costs in connection with integrating the operations of the combined entities, including but not limited to system integration, office lease rationalization, legal costs as well as other professional fees paid to third party advisors and consultants. Such costs are not expected to recur and do not represent the on-going costs of a fully integrated combined organization.

Gain on Sale of Real Estate Assets

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$8,695	$800	$7,895
Other Equity and Debt	15,465	56,163	(40,698)
	$24,160	$56,963	(32,803)
In the six months ended June 30, 2017, gains were generated predominantly from sales of nine properties in our industrial portfolio, primarily in the Chicago market, as well as $7.8 million from our European properties, $1.4 million from seven non-core limited service hotels that were auctioned and $6.0 million from a net lease property in Arizona.
In the six months ended June 30, 2016, a significantly higher gain on sale was recorded, driven by $49.3 million from the sale of a foreclosed property in Germany and $4.1 million from 19 properties in our non-core portfolio of limited service hotels.
Gain on sale of $11.2 million and $40.2 million in the six months ended June 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
During the six months ended June 30, 2017, a net gain of $1.5 million was recorded, resulting primarily from the net impact of the following:

•	$8.3 million gain from a decrease in fair value of the contingent consideration liability; and

•	$4.1 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment; largely offset by

•	unrealized loss of $5.8 million on an undesignated out-of-money interest rate swap assumed through the Merger;

•	a $2.1 million loss due to OTTI on N-Star CDO bonds and write off of basis on certain CRE securities as the underlying securitization tranches continue to wind up; and

•	$1.7 million of other derivative losses, net of realized gains on net investment hedges transferred into earnings.
In the same period in 2016, the gain of $13.7 million was due to a $9.1 million gain from a decrease in fair value of the contingent consideration liability, with other gains from foreign currency and derivative fair value changes. The estimated fair value of the contingent consideration is affected by various factors, including projected performance targets and probabilities of achieving those targets, and as the contingent consideration is payable in shares of the Company, our class A common stock price.
Earnings from Investments in Unconsolidated Ventures

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Industrial	$28	$—	$28
Other Equity and Debt	228,391	56,384	172,007
Investment Management	7,967	(842)	8,809
	$236,386	$55,542	180,844
The significant increase in earnings from investments in unconsolidated ventures in the six months ended June 30, 2017 was driven by a $191.2 million gain from the sale of all of our 14% interest in SFR.
Additionally, through the Merger, we acquired approximately $0.7 billion of investments in unconsolidated ventures, which include interests in a healthcare investment manager, real estate investment managers, various real estate joint ventures and limited partnership interests in third party sponsored private equity funds. These investments contributed $22.5 million in earnings, primarily from the interests in private equity funds.
In the six months ended June 30, 2016, the earnings from investment in unconsolidated ventures was made up predominantly of a $45.0 million gain from the redemption of our preferred equity in a joint venture investment, of which $7.5 million was attributed to noncontrolling interests in investment entities.
Income Tax Expense
In the six months ended June 30, 2017, while we incurred additional income tax expense of $2.0 million in our healthcare business and $2.7 million on the gain on sale of properties in our industrial portfolio, this was partially offset by lower income tax expense related to our properties in Europe as well as a higher deferred tax benefit related to our investment management business following the Merger, which resulted in an overall net income tax expense of $3.6 million.
In the six months ended June 30, 2016, the income tax expense of $2.5 million was largely due to $4.8 million of income tax attributable to the net operating income of our properties in the United Kingdom and a gain on the sale of a property in Germany, with a lower deferred tax benefit recognized in relation to the legacy Colony investment management business.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through the Merger which were classified as held for sale at the time of acquisition. In the six months ended June 30, 2017, a $12.6 million net income from discontinued operations was generated predominantly from the operations of our manufactured housing portfolio during the two month period prior to its disposition in March 2017.
Preferred Stock Redemption
A $5.4 million charge against net income available to common stockholders was recorded in the six months ended June 30, 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A and Series F preferred stock, which we redeemed in full in June 2017.
Segments
The following discussion summarizes key information on each of our five segments.
Net operating income ("NOI") and earnings before interest, income tax, depreciation and amortization ("EBITDA") for our core real estate segments were determined as follows. NOI and EBITDA are discussed further and reconciled to GAAP in "—Non-GAAP Measures."

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Total revenues	$159,357	$56,125	$221,522	$48,663
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(8,385)	(1,150)	(13)	(764)
Property operating expenses (1)	(72,460)	(16,195)	(139,818)	(13,746)
Compensation expense (1)	—	(310)	—	(539)
NOI or EBITDA	$78,512	$38,470	$81,691	$33,614

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Total revenues	$298,170	$113,167	$397,235	$94,462
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(15,384)	(2,813)	(27)	(1,802)
Property operating expenses (1)	(133,146)	(32,692)	(258,309)	(27,715)
Transaction, investment and servicing costs	—	(101)	—	(14)
Compensation expense (1)	—	(893)	—	(1,026)
NOI or EBITDA	$149,640	$76,668	$138,899	$63,905
_______

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
At June 30, 2017, our interest in our healthcare segment was approximately 71.3%.
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on property count) is in the United Kingdom.
The following table presents selected operating metrics of our healthcare segment:

Type	Number of Buildings at June 30, 2017	Capacity at June 30, 2017		Average Occupancy(1)	Average Remaining Lease Term (Years)	NOI for the Three Months Ended June 30, 2017 (In thousands)	NOI for the Six Months Ended June 30, 2017 (In thousands)
Medical office buildings	113	4.02 million	square feet	84.0%	5.0	$14,408	$26,382
Senior housing—operating	109	6,436	units	86.7%	N/A	19,418	35,732
Net lease—senior housing	82	4,065	units	83.6%	11.3	14,407	26,868
Net lease—skilled nursing facilities	107	12,794	beds	83.4%	7.7	24,904	50,288
Net lease—hospitals	14	872	beds	63.4%	11.9	5,375	10,370
Total	425			83.0%	9.4	$78,512	$149,640
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

Revenue mix of our healthcare portfolio weighted by NOI was as follows. This data is presented for the trailing twelve months ended March 31, 2017 as our operators report on a quarter lag and excludes two operating partners who do not track or report payor source data.

Payor Sources	Revenue Mix %
Private Pay	56%
Medicaid	33%
Medicare	11%
Total	100%
Subsequent to the Merger, we sold one medical office building for net proceeds of $3.1 million. At June 30, 2017, we had one portfolio, five medical office buildings and two skilled nursing facilities held for sale, with an aggregate real estate carrying value of $228.8 million and corresponding debt carrying value of $168.7 million. These activities reflect our continued asset monetization initiatives.
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

At June 30, 2017, we owned 41% of our industrial portfolio based on net asset value through our balance sheet investment of $700 million. Our ownership interest decreased from 49% at December 31, 2016 as we continue to expand our industrial portfolio through third party capital.
In the six months ended June 30, 2017, we called an additional $409 million of third party capital and contributed $81.5 million of additional capital from our balance sheet. In May 2017, we fully paid off our variable rate acquisition debt, which had an outstanding balance of $0.4 billion at December 31, 2016, primarily through proceeds from the new capital contributions, and to a lesser extent, refinancing with new fixed rate debt.
Our portfolio is well-diversified with 39 million square feet and over 900 tenants across 16 major U.S. markets, with significant concentrations (by total square feet) in Atlanta (21%) and Dallas (18%).
The following table presents selected operating metrics of our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Annualized Gross Rent (1) (in thousands)
June 30, 2017	354	39,345	95%	3.7	$170,441
December 31, 2016	346	37,613	96%	3.7	161,102
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

At June 30, 2017, 73% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up only 10% of our portfolio based on annualized gross rent.
2017 Activity

•
Total portfolio leased percentage declined marginally from 96% at December 31, 2016 to 95% at June 30, 2017. In the six months ended June 30, 2017, we added 1.7 million of net rentable square feet, taking into account both acquisitions and dispositions during the period.

•
Leasing activity continued at a steady pace with 57 new leases totaling 1.3 million square feet and 54 lease renewals totaling 2.2 million square feet. At June 30, 2017, no more than 17% of existing leases were scheduled to expire in any single year over the next ten years.

•	Acquisitions and dispositions during the six months ended June 30, 2017 are summarized below. We continually recycle capital into newer assets to improve the overall quality of our portfolio.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Occupancy % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Proceeds (in thousands)	Realized Gain (in thousands)
Acquisitions	17	3,035	83%	$235,649	NA	NA
Dispositions	9	1,303	NA	NA	$37,200	$8,695
_________

(1)	Purchase price includes transaction costs for asset acquisitions.
At June 30, 2017, we had a purchase commitment of $201 million on a portfolio of 20 buildings in the mid-Atlantic region, totaling 2.8 million square feet that was 94% leased. Also, at June 30, 2017, one building in Atlanta with carrying value of $3.6 million was held for sale. Both the acquisition and sale closed in July 2017.
Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
NOI—Industrial	$38,470	$33,614	$4,856	14.4%	$76,668	63,905	$12,763	20.0%
The increase in NOI in both the quarter to-date and year to-date periods reflect primarily the continued growth of our portfolio, with a 4 million increase in rentable square footage between June 30, 2016 and June 30, 2017. Additionally, rental rates were higher across new and renewal leases, including contractual rental rate increases within existing leases, which in aggregate, offset the higher real estate taxes incurred. Occupancy rate was stable at 94% across these periods.

Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels.
We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At June 30, 2017, we owned approximately 94.3% of our hospitality segment.
Our hotel portfolio is geographically diverse, located across 26 states, with concentrations (based on EBITDA) in California (15%), Texas (9%) and Florida (8%).
The following table presents selected operating metrics of our hotel portfolio:

	At June 30, 2017		Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	EBITDA (In thousands)	EBITDA (In thousands)
Select service	97	13,193	75.8%	$125	$95	$45,244	$76,442
Extended stay	66	7,936	81.7%	134	110	32,231	55,741
Full service	4	962	80.6%	157	126	4,216	6,716
Total	167	22,091	78.2%	130	102	$81,691	$138,899
__________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period.
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at June 30, 2017 was as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental Hotels Group	1%
Total	100%
In the second quarter of 2017, we refinanced debt with outstanding principal of $1.6 billion in our hotel portfolio at a moderately reduced interest rate and extended their fully extended maturity dates from 2019 to 2022.
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as through unconsolidated ventures. Over time, we intend to recycle capital from our other equity and debt investments and shift our balance sheet exposure to our core real estate segments.
Significant investments in our other equity and debt portfolio at June 30, 2017 were as follows:

Type	Carrying Value (In thousands)
Other real estate equity	$2,600,628
Investments in unconsolidated ventures—third party private equity funds (1)	338,679
Investments in unconsolidated ventures—other (2)	993,310
Loans receivable	3,938,840
CRE securities	409,871
__________

(1)	Carrying value reflects fair value of our limited partnership interests in third party sponsored private equity funds as we elected fair value option accounting.

(2)
Represents various equity method and cost method investments. Significant investments include acquisition, development and construction loans ($301 million) and preferred equity investments ($319 million).

Significant activities during the six months ended June 30, 2017 were as follows:

•	Acquired a portfolio of distressed CRE loans in Ireland for $578 million, at approximately 60% discount to par, utilizing approximately 64% debt financing.

•	Acquired a controlling interest in CPI through a restructuring of our investment, resulting in the assumption of $566 million of real estate with underlying debt of $276 million.

•	Sold all of our interest in SFR for net proceeds of $501 million and a gain of $191 million.

•
Acquired an additional 4.7 million shares of NRE common stock, increasing our ownership interest in NRE to approximately 9%, valued at $63.9 million based on the closing price of NRE on August 4, 2017.

•	Acquired a Class A office building in Los Angeles for $456 million, including transaction costs.

•	At June 30, 2017, we had $361 million of real estate assets held for sale, financed with $197 million of debt.
Subsequent event
In May 2013, the Company and certain investment vehicles managed by the Company originated a junior mezzanine loan secured by a limited service hospitality portfolio, primarily located across the Southwest and Midwest United States. On July 1, 2017, the Company and certain investment vehicles managed by the Company took control of the approximately $1.3 billion limited service hospitality portfolio of 148 assets through a consensual foreclosure following a maturity default on the borrower's remaining approximately $289 million junior mezzanine loan.
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
For the six months ended June 30, 2017, we closed on approximately $1.4 billion of third party capital commitments, including our pro rata share from equity method investments in third party asset managers.
Our total third party assets under management ("AUM") were as follows:

(In billions)	June 30, 2017	December 31, 2016
Third party AUM (1)	$40.3	$10.7
__________

(1)
All references to AUM herein refer to third party investments that we manage, excluding our own balance sheet investments. AUM refers to the assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. AUM is generally based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at June 30, 2017, except that AUM of the retail companies and NRE are presented as of August 4, 2017. AUM further includes a) uncalled capital commitments and b) for corporate investments in affiliates with asset and investment management functions, the Company’s pro rata share of assets of each affiliate as presented and calculated by the affiliate. The Company’s calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Prior to the Merger, the Company's AUM was determined based on the gross fair value of managed investments. The AUM at December 31, 2016 is presented above in accordance with the current definition of AUM based on gross undepreciated carrying value of managed investments.
The acquisition of NSAM's investment management business contributed $30.7 billion of our third party AUM at June 30, 2017. In the six months ended June 30, 2017, Colony's third party AUM decreased $1.1 billion, due to continued realization of investments by liquidating funds, including the sale of shares in SFR held by our managed funds.

Our third party AUM at June 30, 2017 by type is summarized below:

Type	Products	Description	AUM (in billions)
Institutional Funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund, other co-investment vehicles and special accounts	Earns base and asset management fees, potential for incentives on sponsored funds	$10.0
Retail Companies	NorthStar Income I, NorthStar Income II	Public non-traded REITs and investment companies	6.9
	NorthStar Healthcare	Broker-dealer subsidiary acts as dealer-manager for all retail product offerings
	NorthStar/RXR NY Metro (1)
Earns base management fees from all retail companies, acquisition and disposition fees from non-traded REITs (except for NorthStar/RXR NY Metro), and potential for performance fees (except for NorthStar/Townsend)

	NorthStar Capital Fund
	NorthStar/Townsend (1) (2)
Public Companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.1
		Earns base management fees, potential for incentives
Townsend (3)	Commingled funds, segregated mandates, advisory services	84% interest in Townsend group	14.2
		Manage fund-of-funds and custom portfolios primarily invested in direct real estate funds
		Source co-investments and joint ventures alongside GPs
		Earns base management fees, performance fees, advisory fees
Pro Rata Corporate Investments	Joint venture investments	Earns share of earnings from unconsolidated ventures	7.1

Includes investments in RXR Realty (27% interest), a real estate owner, developer and asset manager with AUM over $12 billion; and AHI (43% interest), a healthcare asset manager and sponsor of non-traded vehicles with AUM of $2.9 billion

			$40.3
__________

(1)	Fee income is shared between the Company and its co-advisors, RXR Realty and Townsend.

(2)
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend”) submitted a registration statement on Form N-2 to the SEC in October 2016, which as of August 4, 2017, is not yet effective. Townsend is the advisor for NorthStar/Townsend and an affiliate of Colony NorthStar will act as administrator and sub-advisor for certain investments.

(3)	The Townsend investment management business is held for sale as of June 30, 2017.
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

	Three Months Ended June 30,
(In thousands)	2017	2016
Net income attributable to common stockholders	$38,555	$42,956
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	2,330	7,918
Real estate depreciation and amortization	135,421	41,908
Impairment of real estate	12,816	2,461
Gain on sales of real estate	(15,112)	(5,933)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(44,048)	(12,453)
FFO attributable to common interests in Operating Company and common stockholders	$129,962	$76,857
_________

(1)
For the three months ended June 30, 2017, adjustments attributable to noncontrolling interests in investment entities include $39.8 million of real estate depreciation and amortization, $9.8 million of impairment of real estate, offset by $5.6 million of gain on sales of real estate. For the three months ended June 30, 2016, adjustments attributable to noncontrolling interests in investment entities include $12.9 million of real estate depreciation and amortization, $1.9 million of impairment of real estate, offset by $4.1 million of gain on sales of real estate. The adjustments attributable to noncontrolling interests also reflect the correction of a $1.7 million over-allocation of loss to noncontrolling interests in the three months ended June 30, 2016 that was recorded in the fourth quarter of 2016. The correction was not material to net income attributable to common stockholders or FFO attributable to common interests in the Operating Company for the period presented.

NOI and EBITDA
NOI for healthcare and industrial segments represents total property and related income less property operating expenses, adjusted for the effects of (i) straight-line rental income adjustments; (ii) amortization of acquired above- and below-market lease adjustments to rental income; and (iii) other items such as adjustments for our share of NOI of unconsolidated ventures.
EBITDA for the hospitality segment represents net income from continuing operations of that segment, excluding interest expense, income tax expense or benefit, and depreciation and amortization.
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

The following tables present reconciliations of net income (loss) from continuing operations of the healthcare, industrial and hospitality segments to NOI or EBITDA of the respective segments.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Net income (loss) from continuing operations	$(11,394)	$9,100	$5,750	$947
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(8,385)	(1,150)	(13)	(764)
Interest expense	47,844	7,934	35,884	9,956
Transaction, investment and servicing costs	1,566	26	3,049	170
Depreciation and amortization	49,577	25,804	33,508	21,818
Impairment loss	—	—	—	137
Compensation and administrative expense	2,003	2,733	2,385	1,496
Gain on sale of real estate assets	—	(8,695)	—	(19)
Other (gain) loss, net	(2,489)	—	219	(68)
Earnings from investments in unconsolidated ventures	—	(28)	—	—
Income tax (benefit) expense	(210)	2,746	909	(59)
NOI or EBITDA	$78,512	$38,470	$81,691	$33,614

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Net income (loss) from continuing operations	$(20,660)	$9,619	$2,134	$213
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(15,384)	(2,813)	(27)	(1,802)
Interest expense	88,936	20,360	63,133	19,374
Transaction, investment and servicing costs	3,689	26	4,786	426
Depreciation and amortization	90,458	50,443	63,549	43,166
Impairment loss	—	—	—	137
Compensation and administrative expense	4,523	5,608	4,082	3,284
Gain on sale of real estate assets	—	(8,695)	—	(800)
Other (gain) loss, net	(3,954)	—	295	(99)
Earnings from investments in unconsolidated ventures	—	(28)	—	—
Income tax (benefit) expense	2,032	2,148	947	6
NOI or EBITDA	$149,640	$76,668	$138,899	$63,905

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
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. If our cash available for distribution is less than our net taxable income, we may be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—Our board of directors declared the following dividends in 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 23, 2017	March 31, 2017	April 17, 2017	$0.27	(1)
May 4, 2017	June 30, 2017	July 17, 2017	$0.27
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

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding June 30, 2017 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	13,999	$7,218	$0.5156250
Series C	8.875%	5,000	2,773	0.5546875
Series D	8.5%	8,000	4,250	0.5312500
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
		65,749	$32,615
Common Stock Repurchases
On February 23, 2017, our board of directors authorized a common stock repurchase program, pursuant to which we may repurchase up to $300 million of our outstanding class A common stock over a one-year period, and of which $168.0 million has been repurchased as of June 30, 2017. This is described further in Note 15 to the consolidated financial statements.
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
Corporate Credit Facility
As described in Note 11 to the consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The JPM Credit Agreement matures in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of August 4, 2017, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $965 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. We were in compliance with the financial covenants as of June 30, 2017.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in Note 11 to the consolidated financial statements.

In June 2017, we repurchased approximately $12.0 million of the outstanding principal of the 7.25% exchangeable notes upon exercise of the repurchase option by certain note holders.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
In June 2017, we issued 13.8 million shares of Series I preferred stock with a 7.15% dividend rate per annum, the proceeds of which were used to redeem all of the outstanding shares of our Series A and Series F preferred stock as well as for other general corporate purposes, as discussed in Note 15 to the consolidated financial statements.
Cash Flows
As a result of the Merger, comparisons of the period to period cash flows may not be meaningful. The periods as of and prior to January 10, 2017 represent the pre-merger cash flows of Colony, while the cash flows of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017.
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$184,937	$192,984
Investing activities	254,167	154,968
Financing activities	(213,765)	(306,358)
Operating Activities
Cash inflows from operating activities are generated primarily through property operating income from our real estate portfolio, interest received from loans receivable and securities, distributions of earnings from unconsolidated ventures, and fee income from our investment management business. This is partially offset by payment of operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as compensation and general administrative costs.
Our operating activities generated cash of $184.9 million and $193.0 million for the six months ended June 30, 2017 and 2016, respectively. The six months ended June 30, 2017 included the operating activities of NSAM, primarily its retail investment management business, and the operating activities of NRF's real estate business, predominantly in healthcare and hospitality. Additionally, we incurred significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of properties, disbursements on new and/or existing loan draws, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loan receivables, distributions of capital from unconsolidated ventures, proceeds from sale of properties, as well as proceeds from maturity or sale of securities.
Although the Merger was completed in an all-stock exchange, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes, representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. These amounts, net of $260.6 million of cash assumed, are presented as investing cash outflows in the consolidated statement of cash flows.
Investing activities in the six months ended June 30, 2017 generated net cash inflow of $254.2 million. Significant cash inflows include net proceeds of $664.4 million from the sale of our manufactured housing portfolio and $500.5 million from the sale of all of our interest in SFR. A majority of cash outlays comprised loan acquisitions of $538.1 million, which related primarily to a loan portfolio in Ireland, property acquisitions and capital expenditures of $791.8 million and contributions to investments in unconsolidated ventures, including new investments, of $211.7 million.
In the six months ended June 30, 2016, investing activities generated net cash inflow of $155.0 million as receipts from loan repayments and proceeds from sale of a loan totaling $329.7 million exceeded cash outflows from loan disbursements of $154.1 million. Our real estate investing activities resulted in immaterial net cash outflow in aggregate with receipts from sale proceeds of $225.0 million and acquisitions and capital expenditures totaling $228.9 million.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated co-investors. We also have the ability to raise capital in the public markets through issuances of preferred stock, common stock and debt such as our convertible and exchangeable notes, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on our corporate debt and third party debt, as well as dividends to our preferred and common stockholders and noncontrolling interests. In 2017, we have a common stock repurchase program in place that allows us to repurchase up to $300 million of our outstanding class A common stock through February 2018.
Net cash used in financing activities for the six months ended June 30, 2017 was $213.8 million.
In the second quarter of 2017, we refinanced debt with $1.6 billion of outstanding principal in our hotel portfolio at a moderately reduced interest rate and extended their maturity dates.
In addition to financing activities related to our third party borrowings, which are used primarily to fund our real estate and loan investments, other significant financing activities during the six months ended June 30, 2017 included the following:

•	sold a minority interest in our healthcare platform for $330 million (excluding pre-funded capital expenditures);

•	terminated a call spread arrangement assumed through the Merger in which we received $21.9 million in settlement, including the release of $15.0 million of cash pledged as collateral;

•	repurchased 12.9 million shares of our class A common stock for $168.0 million (including commissions);

•	repurchased almost all of our 7.25% exchangeable notes for $12.4 million; and

•
issued 13.8 million shares of our new Series I preferred stock with a 7.15% per annum dividend rate for net proceeds of $333.5 million, with the proceeds used to redeem all of the outstanding shares of our Series A and Series F preferred stock for $318.3 million as well as for other general corporate purposes.

In the second quarter of 2017, the availability of cash from asset sales and remaining proceeds from our Series I preferred stock offering resulted in a lower utilization of our corporate credit facility for working capital purposes.
For the six months ended June 30, 2016, our net cash used in financing activities was $306.4 million, driven largely by $289.1 million of distributions made to noncontrolling interests in investment entities, of which a significant portion was related to proceeds from sale of a foreclosed property in Germany.
Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations and contingencies on an undiscounted basis as of June 30, 2017 and the future periods in which we expect to settle such obligations and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to June 30, 2017 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2017	2018-2019	2020-2021	2022 and after
Corporate credit facility (1)	$91,460	$2,923	$11,594	$76,943	$—
Convertible and exchangeable senior notes (2)	747,921	13,275	53,104	440,657	240,885
Secured and unsecured debt (3)	10,282,574	1,962,211	5,132,978	1,157,510	2,029,875
Securitization bonds payable (4)	674,834	235,476	379,440	59,918	—
Junior subordinated notes	499,493	5,838	23,166	23,198	447,291
Ground lease obligations (5)	150,111	2,746	10,447	10,539	126,379
Office lease obligations (6)	78,106	5,025	15,047	14,811	43,223
	12,524,499	$2,227,494	$5,625,776	$1,783,576	$2,887,653
Contingent consideration (7)	33,000
Lending commitments (8)	111,864
Investment commitments (9)	382,693
Total	$13,052,056
__________

(1)
Future interest payments on our corporate credit facility were estimated based on the applicable index at June 30, 2017 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the initial maturity date of January 2021. See “—Liquidity and Capital Resources."

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 11 to the Consolidated Financial Statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity date of the respective secured and unsecured debt. Interest on floating rate debt was determined based on the applicable index at June 30, 2017. See Note 11 to the Consolidated Financial Statements.

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

(7)
Contingent consideration liability is in connection with our acquisition of the investment management business and operations of our former external manager. The amount is payable to certain senior executives of the Company in shares of class A and class B common stock, as well as OP Units, subject to achievement of multi-year performance targets. Although the earnout period expires on June 30, 2018, portions of contingent consideration related to capital raising targets may become due upon achieving those targets. The amount presented reflects the estimated fair value of the contingent consideration at June 30, 2017.

(8)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding as of June 30, 2017 are not included. See Note 5 to the Consolidated Financial Statements.

(9)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to Company-sponsored private funds and third party-sponsored private funds. Potential future commitments that we have approved but are not yet legally binding as of June 30, 2017 are not included. See Notes 4 and 6 to the Consolidated Financial Statements.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of June 30, 2017.
In connection with certain hotel acquisitions, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2025 and 2030. At June 30, 2017, the Company did not have any obligations under these guarantees.
We have off-balance sheet arrangements with respect to our retained interests in certain deconsolidated N-Star CDOs. In each case, our exposure to loss is limited to the carrying value of our investment.

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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of August 4, 2017, the termination value was approximately $166 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of August 4,

2017, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $175 million or unrealized loss of $202 million.
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
At June 30, 2017, we had approximately €512.3 million, £240.2 million, CHF57.8 million and NOK 802.8 million or a total of $1,052.0 million, in European investments. A 1% change in these foreign currency rates would result in a $10 million increase or decrease in translation gain or loss on our real estate assets, investments in loans receivable and unconsolidated ventures. At June 30, 2017, our share of net tax-effected accumulated foreign exchange gain on the European investments was approximately $3.6 million, net of effect of hedging.
A summary of the foreign exchange contracts in place at June 30, 2017, including notional amount and key terms, is included in Note 12 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2017, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2017.
Changes in Internal Control over Financial Reporting
As a result of the Merger, we are in the process of integrating the systems, processes and internal controls of Colony, NSAM and NRF. We will continue to review our internal control practices for the combined company in consideration of future integration and post-merger activities.
Except as described above in the preceding paragraph, during the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2017, the Company was not involved in any material legal proceedings.
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
On May 3, 2017, we issued 287,035 shares of our class A common stock upon redemption of an equal number of our OP Units held collectively by an educational institution and a religious institution, who in turn had received such units as charitable contributions from Colony Capital, LLC (which is controlled by certain members of our senior management).
Such shares of class A common stock were issued and sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Repurchase of Equity Securities
The number and weighted average price per share of shares purchased in the quarter ended June 30, 2017 is set forth in the table below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2017 through April 30, 2017	8,000,000	$12.72	8,000,000	$132,014,594
May 1, 2017 through May 31, 2017	—	N/A	—	132,014,594
June 1, 2017 through June 30, 2017	—	N/A	—	132,014,594
Total	8,000,000	$12.72	8,000,000	$132,014,594
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

3.1
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on June 5, 2017)

4.1
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on June 5, 2017)

10.1*	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of June 23, 2017
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony NorthStar, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

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
Dated: August 9, 2017

COLONY NORTHSTAR, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)