Form 10-Q
period 2017-09-30
Colony NorthStar, Inc.
filed 2017-11-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017, 545,526,393 shares of the Registrant's class A common stock and 741,874 shares of class B common stock were outstanding.

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
The transaction is accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. The financial information for Colony NorthStar as set forth herein represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective January 11, 2017.
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

COLONY NORTHSTAR, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$877,928	$376,005
Restricted cash	394,052	111,959
Real estate, net	14,354,541	3,243,631
Loans receivable, net	3,455,902	3,430,608
Investments in unconsolidated ventures ($314,274 and $0 at fair value, respectively)	1,572,592	1,052,995
Securities, at fair value	408,663	23,446
Goodwill	1,828,816	680,127
Deferred leasing costs and intangible assets, net	932,498	278,741
Assets held for sale ($70,455 and $67,033 at fair value, respectively)	1,603,933	292,924
Other assets ($10,829 and $36,101 at fair value, respectively)	470,600	260,585
Due from affiliates	91,239	9,971
Total assets	$25,990,764	$9,760,992
Liabilities
Debt, net	$10,791,975	$3,715,618
Accrued and other liabilities ($216,921 and $5,448 at fair value, respectively)	1,019,816	286,952
Intangible liabilities, net	206,484	19,977
Liabilities related to assets held for sale	328,809	14,296
Due to affiliates ($26,910 and $41,250 at fair value, respectively)	32,384	41,250
Dividends and distributions payable	187,145	65,972
Preferred stock redemptions payable	322,118	—
Total liabilities	12,888,731	4,144,065
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	108,990	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,636,605 and $625,750 liquidation preference, respectively; 250,000 and 50,000 shares authorized, respectively; 65,464 and 25,030 shares issued and outstanding, respectively	1,606,996	607,200
Common stock, $0.01 par value per share
Class A, 949,000 and 658,369 shares authorized, respectively; 547,844 and 166,440 shares issued and outstanding, respectively	5,479	1,664
Class B, 1,000 shares authorized; 742 and 770 shares issued and outstanding, respectively	7	8
Additional paid-in capital	7,947,994	2,443,100
Distributions in excess of earnings	(650,135)	(246,064)
Accumulated other comprehensive income (loss)	25,831	(32,109)
Total stockholders’ equity	8,936,172	2,773,799
Noncontrolling interests in investment entities	3,627,353	2,453,938
Noncontrolling interests in Operating Company	429,518	389,190
Total equity	12,993,043	5,616,927
Total liabilities, redeemable noncontrolling interests and equity	$25,990,764	$9,760,992

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

The following table presents the assets and liabilities of securitization vehicles and an investment fund consolidated as variable interest entities for which the Company is determined to be the primary beneficiary:

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash	$28,792	$4,320
Loans receivable, net	623,375	885,374
Securities	258,948	—
Real estate, net	8,139	8,873
Other assets	71,966	66,306
Total assets	$991,220	$964,873
Liabilities
Debt, net	$443,872	$494,495
Other liabilities	35,532	63,381
Total liabilities	$479,404	$557,876

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Property operating income	$613,665	$92,505	$1,541,050	$279,470
Interest income	106,479	98,275	333,286	291,496
Fee income	59,693	17,233	167,262	49,347
Other income ($5,966, $1,441, $19,642 and $3,502 from affiliates, respectively)	10,016	4,054	34,792	10,071
Total revenues	789,853	212,067	2,076,390	630,384
Expenses
Property operating expense	332,006	28,903	802,072	89,469
Interest expense	152,054	42,196	418,592	126,635
Investment, servicing and commission expense	18,421	5,115	43,968	17,448
Transaction costs	4,636	6,190	94,416	18,638
Depreciation and amortization	162,694	43,593	453,225	129,276
Provision for loan loss	5,116	6,569	12,907	17,412
Impairment loss	24,073	941	45,353	5,461
Compensation expense (including $38,184, $3,484, $107,173 and $10,326 of equity-based compensation, respectively)	85,022	29,582	257,599	80,689
Administrative expenses	26,502	12,891	82,561	38,760
Total expenses	810,524	175,980	2,210,693	523,788
Other income
Gain on sale of real estate	72,541	11,151	96,701	68,114
Other gain (loss), net	(8,822)	4,573	(7,291)	18,270
Earnings from investments in unconsolidated ventures	17,447	16,684	253,833	72,226
Income before income taxes	60,495	68,495	208,940	265,206
Income tax benefit	10,613	3,409	6,990	865
Net income from continuing operations	71,108	71,904	215,930	266,071
Income from discontinued operations	1,481	—	14,041	—
Net income	72,589	71,904	229,971	266,071
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,678	—	3,015	—
Investment entities	36,906	32,744	87,765	130,508
Operating Company	97	4,189	1,344	15,528
Net income attributable to Colony NorthStar, Inc.	33,908	34,971	137,847	120,035
Preferred stock redemption (Note 15)	(918)	—	4,530	—
Preferred stock dividends	33,176	12,093	98,328	36,066
Net income attributable to common stockholders	$1,650	$22,878	$34,989	$83,969
Basic earnings per share
Net income from continuing operations per basic common share	$0.00	$0.14	$0.03	$0.50
Net income per basic common share	$0.00	$0.14	$0.05	$0.50
Diluted earnings per share
Net income from continuing operations per diluted common share	$0.00	$0.14	$0.03	$0.50
Net income per diluted common share	$0.00	$0.14	$0.05	$0.50
Weighted average number of shares
Basic	542,855	164,846	531,251	164,420
Diluted	542,855	164,846	531,251	164,420
Dividends declared per common share (Note 15)	$0.27	$0.27	$0.81	$0.81
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$72,589	$71,904	$229,971	$266,071
Other comprehensive income (loss), net of tax:
Other comprehensive income from investments in unconsolidated ventures, net	3,283	287	3,888	393
Net change in fair value of available-for-sale securities	(4,357)	—	(699)	—
Net change in fair value of cash flow hedges	—	(114)	—	(227)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	61,306	4,827	196,379	(13,107)
Change in fair value of net investment hedges	(19,822)	(4,795)	(64,916)	2,248
Net foreign currency translation adjustments	41,484	32	131,463	(10,859)
Other comprehensive income (loss)	40,410	205	134,652	(10,693)
Comprehensive income	112,999	72,109	364,623	255,378
Comprehensive income attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,678	—	3,015	—
Investment entities	57,286	35,331	165,827	126,283
Operating Company	1,014	3,820	4,555	14,535
Comprehensive income attributable to stockholders	$53,021	$32,958	$191,226	$114,560

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2015	$607,200	$1,646	$2,387,770	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	120,035	—	120,035	130,508	15,528	266,071
Other comprehensive loss	—	—	—	—	(5,475)	(5,475)	(4,225)	(993)	(10,693)
Repurchase of preferred stock	(19,998)	—	—	—	—	(19,998)	—	—	(19,998)
Contribution of preferred stock to an affiliate	19,998	—	—	—	—	19,998	—	—	19,998
Equity-based compensation	—	15	10,311	—	—	10,326	—	—	10,326
Redemption of units in Operating Company for cash Class A common stock	—	12	16,122	—	—	16,134	—	(18,691)	(2,557)
Shares canceled for tax withholding on vested stock awards	—	(3)	(2,859)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	596,427	—	596,427
Distributions to noncontrolling interests	—	—	—	—	—	—	(428,394)	(25,384)	(453,778)
Acquisition of noncontrolling interests	—	—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(36,066)	—	(36,066)	—	—	(36,066)
Common stock dividends declared ($0.81 per share)	—	—	—	(136,276)	—	(136,276)	—	—	(136,276)
Reallocation of equity (Note 2 and 16)	—	—	19,866	—	—	19,866	(21,800)	1,934	—
Balance at September 30, 2016	$607,200	$1,670	$2,431,935	$(183,585)	$(23,897)	$2,833,323	$2,406,753	$402,793	$5,642,869

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927
Net income	—	—	—	137,847	—	137,847	87,765	1,344	226,956
Other comprehensive income	—	—	—	—	53,379	53,379	78,062	3,211	134,652
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	505,685	8,162	513,847
Issuance of Cumulative Redeemable Perpetual Preferred Stock (Note 15)	660,000	—	—	—	—	660,000	—	—	660,000
Offering costs	(21,870)	—	—	—	—	(21,870)	—	—	(21,870)
Redemption of preferred stock (Note 15)	(635,785)	—	—	—	—	(635,785)	—	—	(635,785)
Common stock repurchases	—	(173)	(224,439)	—	—	(224,612)	—	—	(224,612)
Redemption of units in Operating Company for cash and Class A common stock	—	17	22,771	—	—	22,788	—	(27,873)	(5,085)
Exchange of notes for Class A common stock	—	2	2,966	—	—	2,968	—	—	2,968
Equity-based compensation	—	81	74,655	—	—	74,736	—	37,045	111,781
Shares canceled for tax withholding on vested stock awards	—	(4)	(5,664)	—	—	(5,668)	—	—	(5,668)
Deconsolidation of investment entity	—	—	—	—	—	—	(4,000)	—	(4,000)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,087,717	—	1,087,717
Distributions to noncontrolling interests	—	—	—	—	—	—	(601,476)	(26,667)	(628,143)
Preferred stock dividends	—	—	—	(105,375)	—	(105,375)	—	—	(105,375)
Common stock dividends declared ($0.81 per share; Note 15)	—	—	—	(436,543)	—	(436,543)	—	—	(436,543)
Reallocation of equity (Notes 2 and 16)	—	—	(69,329)	—	4,561	(64,768)	19,662	45,106	—
Balance at September 30, 2017	$1,606,996	$5,486	$7,947,994	$(650,135)	$25,831	$8,936,172	$3,627,353	$429,518	$12,993,043

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$229,971	$266,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(50,542)	(19,081)
Accretion in excess of cash receipts on purchased credit impaired loan	—	(8,515)
Paid-in-kind interest added to loan principal	(26,492)	(34,889)
Straight-line rents	(25,633)	(9,665)
Amortization of above- and below-market lease values, net	(6,976)	1,693
Amortization of deferred financing costs and debt discount and premium	59,774	19,306
Earnings from investments in unconsolidated ventures	(253,833)	(72,226)
Distributions of income from equity method investments	50,523	62,761
Provision for loan losses	12,907	17,412
Impairment loss	45,353	5,461
Depreciation and amortization	453,225	129,276
Equity-based compensation	111,304	10,326
Change in fair value of contingent consideration—Internalization	(14,340)	(13,640)
Gain on sales of real estate, net	(94,593)	(68,114)
Other loss, net	21,631	—
Payment on cash collateral on derivative	(5,415)	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash related to operating activities	(23,971)	—
(Increase) decrease in due from affiliates	(24,719)	(4,268)
(Increase) decrease in other assets	(39,078)	7,236
Increase (decrease) in accrued and other liabilities	(44,350)	16,171
Increase (decrease) in due to affiliates	5,474	—
Other adjustments, net	5,273	(4,596)
Net cash provided by operating activities	385,493	300,719
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(364,820)	(150,168)
Distributions from investments in unconsolidated ventures	166,173	79,028
Acquisition of loans receivable	(538,136)	(101,606)
Payment of Merger-related liabilities, net of cash acquired (Note 3)	(44,437)	—
Net disbursements on originated loans	(283,696)	(328,835)
Repayments of loans receivable	520,253	461,335
Proceeds from sales of loans receivable	114,836	188,551
Cash receipts in excess of accretion on purchased credit impaired loans	150,877	81,414
Acquisition of real estate, related intangibles and leasing commission, and improvements of real estate	(1,194,244)	(373,005)
Proceeds from sales of real estate, net of debt assumed by buyers	1,340,059	344,271
Acquisition of securities	(21,199)	(23,324)
Proceeds from sales of securities	26,737	—
Proceeds from paydown and maturity of securities	91,780	—
Proceeds from sale of investments in unconsolidated venture	553,327	—
Proceeds from syndication of investment, net of cash deconsolidated (Note 4)	138,420	—
Cash assumed from consolidation of sponsored fund (Note 14)	6,685	—
Acquisition of CPI, net of cash acquired (Note 3)	(35,711)	—
Acquisition of THL Hotel Portfolio, net of cash acquired (Note 3)	(27,455)	—
Investment deposits	(2,934)	—
Increase in restricted cash related to investing activities	18,617	—
Net payments on settlement of derivative instruments	(3,065)	7,840
Other investing activities, net	(4,357)	(2,023)
Net cash provided by investing activities	607,710	183,478

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$638,130	$—
Dividends paid to preferred stockholders	(99,954)	(36,279)
Dividends paid to common stockholders	(333,896)	(135,656)
Repurchase of common stock	(224,612)	—
Borrowings from corporate credit facility	780,000	505,000
Repayment of borrowings from corporate credit facility	(1,202,600)	(459,900)
Borrowings from secured debt	3,196,554	735,280
Repayments of secured debt	(3,301,110)	(895,067)
Increase in escrow deposits related to financing arrangements	16,216	12,724
Settlement of call spread option	6,900	—
Payment of deferred financing costs	(64,439)	(17,346)
Contributions from noncontrolling interests	1,087,119	517,927
Distributions to noncontrolling interests	(629,876)	(447,599)
Redemption of preferred stock	(313,667)	(19,998)
Reissuance of preferred stock to an equity method investee	—	19,998
Redemption of units in Operating Company	(5,085)	—
Acquisition of noncontrolling interests	—	(3,963)
Repurchase of exchangeable senior notes	(15,455)	—
Other financing activities, net	(12,602)	(5,417)
Net cash used in financing activities	(478,377)	(230,296)
Effect of exchange rates on cash and cash equivalents	10,447	418
Net increase in cash and cash equivalents	525,273	254,319
Total cash and cash equivalents, beginning of period	376,005	185,854
Cash and cash equivalents included in assets held for sale	(23,350)	—
Cash and cash equivalents, end of period	$877,928	$440,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$334,749	$99,562
Cash paid for income taxes	$36,747	$4,451
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$187,145	$65,924
Assets acquired in Merger (Note 3)	$17,214,515	$—
Liabilities assumed in Merger (Note 3)	$11,299,855	$—
Noncontrolling interests assumed in Merger (Note 3)	$592,690	$—
Common stock issued for acquisition of NSAM and NRF (Note 3)	$5,710,134	$—
Preferred stock issued for acquisition of NRF (Note 3)	$1,010,320	$—
Debt assumed by buyer of real estate reported as discontinued operations	$1,258,558	$—
Net assets acquired in CPI restructuring (Note 3)	$232,181	$—
Net assets acquired in THL Hotel Portfolio (Note 3)	$361,346	$—
Preferred stock redemption payable	$322,118	$—
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	$66,020	$—
Share repurchase payable (Note 10)	$6,588	$—
Loan payoff and real estate sale proceeds held in escrow (Note 10)	$21,263	$11,550
Net settlement of redemption and investment in equity method investee	$—	$117,241
Redemption of OP Units for common stock	$22,788	$—
Proceeds from secured financing in other assets	$22,856	$—
Foreclosure of collateral assets underlying loans receivable	$14,576	$121,694
Amounts payable relating to improvements in operating real estate	$5,033	$—
Contributions receivable from noncontrolling interests	$4,734	$78,500
Exchange of note for class A common shares	$2,968	$—
Net assets of investment entity deconsolidated (Note 4)	$156,491	$—
Net assets of sponsored fund consolidated, net of cash assumed (Note 14)	$13,370	$—
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company was organized in May 2016 as a Maryland corporation, and intends to elect to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”), which was previously the operating subsidiary of Colony and survived the Merger. At September 30, 2017, the Company owned approximately 94.4% of the OP, as its sole managing member. The remaining 5.6% is owned primarily by certain employees of the Company as noncontrolling interests.
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
Commercial Real Estate Credit REIT
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar Income I”), NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), publicly registered non-traded real estate investment trusts sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company will contribute their ownership interests ranging from 38% to 100% in certain investment entities (which interests represent the “CLNS Contributed Portfolio”) to Colony NorthStar Credit Real Estate, Inc. ("Colony NorthStar Credit") and its operating company, and NorthStar Income I and NorthStar Income II will merge in all-stock mergers into Colony NorthStar Credit (collectively, the “Combination”). The closing of the Combination is conditioned upon a listing of Colony NorthStar Credit's class A common stock on a national securities exchange (through an initial public offering or otherwise), which may be effected up to nine months following the later of the approval of the transaction by the stockholders of NorthStar Income I and NorthStar Income II.
The CLNS Contributed Portfolio comprises the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represent a select portfolio of U.S. investments within the Company’s Other Equity and Debt segment that are transferable assets consistent with Colony NorthStar Credit's strategy.
Certain subsidiaries of the Company will receive a fixed number of shares of Colony NorthStar Credit's class A common stock (or, in the event of a listing without an initial public offering of Colony NorthStar Credit’s class A common stock, the Company will receive shares of Colony NorthStar Credit’s class B common stock) and membership units in Colony NorthStar Credit's operating company in exchange for their contribution of the CLNS Contributed Portfolio. The subsidiaries of the Company that receive common stock of Colony NorthStar Credit in the Combination or upon redemption of membership units in Colony NorthStar Credit's operating company on a one-for-one basis will be subject to limitations on their ability to sell their shares of common stock of Colony NorthStar Credit for a one year period from the closing date of the Combination. NorthStar Income I stockholders and NorthStar Income II stockholders will receive shares of Colony NorthStar Credit's class B common stock based on pre-determined exchange ratios, and such shares of class B common stock will convert to Colony NorthStar Credit's class A common stock on a one-for-one basis over a one-year period from the closing date of the Combination. Upon completion of the Combination, the Company and its affiliates, NorthStar Income I stockholders and NorthStar Income II stockholders will each own approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit on a fully diluted basis, subject to certain adjustments as set forth in the combination agreement.
The Combination has been approved by the board of directors of the Company, as well as the special committees and boards of directors of NorthStar Income I and NorthStar Income II.
The Combination is expected to close in the first quarter of 2018, conditioned upon, among other things, approval by NorthStar Income I and NorthStar Income II stockholders, and an initial public offering of Colony NorthStar Credit's class A common stock or a listing without an initial public offering of Colony NorthStar Credit's class A common stock on a national securities exchange.
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
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represents interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company and membership interests in OP primarily held by certain employees of the Company.
To the extent the Company consolidates a subsidiary that is subject to industry-specific guidance, the Company retains the industry-specific guidance applied by that subsidiary in its consolidated financial statements.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in (i) an investment management subsidiary, Townsend Holdings, LLC ("Townsend"); and (ii) a consolidated open-end fund sponsored by the Company.
The Townsend noncontrolling interests have the ability to require the Company to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. Redemptions by the Townsend noncontrolling interests may be settled in cash, the Company’s common stock, or a combination thereof, at the Company's option, subject to certain conditions, and payable by the end of the fiscal quarter following the exercise of the redemption.
The limited partners in the consolidated open-end fund who represent noncontrolling interests generally have the ability to withdraw all or a portion of their interests in cash with 30 days' notice.
Redeemable noncontrolling interests is presented outside of permanent equity. Allocation of net income or loss to redeemable noncontrolling interests is based upon their ownership percentage during the period. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital.
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by private investment funds or retail companies managed by the Company or held by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
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
Future Application of Accounting Standards
Revenue Recognition—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). ASU No. 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard.
The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach, to be applied to contracts not yet completed as of date of adoption. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of the Company, including accounting for financial instruments and leases. However, non-lease service components within a gross lease such as common area maintenance reimbursed by tenants as well as resident service charges embedded within resident fee income and other separate resident charges will be considered individual performance obligations and be subject to the new revenue recognition standard, with such revenue recognized over the period in which the related services are performed. The Company expects to apply the new revenue guidance to non-lease components within gross tenant leases upon adoption of the lease standard effective January 1, 2019. Evaluation of the impact of this guidance to the Company is on-going.
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
The Company plans to adopt the new guidance on its required effective date of January 1, 2018. Upon adoption, unrealized holding gains or losses on the Company's investment in equity securities, classified as available for sale, will no longer be recorded in other comprehensive income but in earnings. As it relates to cost method investments, the Company has elected the fair value option to account for its limited partnership interests in private funds while its interests in non-traded REITs in aggregate are not material. The Company does not have any other cost method investments as of September 30, 2017 that would have readily determinable fair values and would be affected by this new guidance. The Company continues to evaluate the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
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
As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. The Company expects to apply the new revenue guidance to non-lease components within gross tenant leases upon adoption of the lease standard effective January 1, 2019. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right-of-use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases, which as of September 30, 2017, have future contractual payments of $186.2 million and $76.0 million, respectively. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
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
The Company plans to adopt this standard on January 1, 2018, consistent with its adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales in the nine months ended September 30, 2017.
Hedge Accounting—In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplifies and expands the application of hedge accounting. This standard amends hedge accounting recognition and presentation, including eliminating the requirement to separately measure and present hedge ineffectiveness as well as presenting the entire fair value change of a hedging instrument in the same income statement line as the hedged item. The new guidance also provides alternatives for applying hedge accounting to additional hedging strategies, and easing requirements for effectiveness testing and hedging documentation, although the "highly effective" threshold for a qualifying hedging relationship has not changed. Revised disclosures include tabular disclosures that focus on the effect of hedge accounting by income statement line item. Transition will generally be on a modified retrospective basis applied to existing hedging relationships as of date of adoption, with prospective application for income statement presentation and disclosure, and specific transition elections are available to modify existing hedge documentation. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, with adjustments to be reflected as of the beginning of the fiscal year of adoption if early adopted in an interim period.
The Company plans to adopt the standard on its effective date. Upon adoption, as it relates to the Company’s cash flow and net investment hedges, the Company will record the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and there will be no hedge ineffectiveness recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company may elect to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. The Company continues to evaluate the impact of this new guidance but at this time, does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
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
The estimated fair values and allocation of the merger consideration presented below are preliminary and based on information available as of the Closing Date as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date. During the third quarter of 2017, adjustments were made to the valuation and underlying assumptions pertaining to certain NRF real estate and related assets and liabilities, NRF equity method investment, and the off-market component of the management agreement, including the corresponding effect of these adjustments on noncontrolling interests in investment entities, as applicable.

	As Reported at June 30, 2017			Measurement Period Adjustments		As Reported at September 30, 2017
(In thousands)	NSAM	NRF	Total	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609	$—	$—	$260,609
Restricted cash	18,052	158,762	176,814	—	—	176,814
Real estate	—	9,895,252	9,895,252	—	(20,340)	9,874,912
Loans receivable	28,485	331,056	359,541	—	—	359,541
Investments in unconsolidated ventures	76,671	588,368	665,039	—	(900)	664,139
Securities	3,065	433,850	436,915	—	—	436,915
Identifiable intangible assets	661,556	354,643	1,016,199	—	(2,907)	1,013,292
Management agreement between NSAM and NRF	1,576,253	—	1,576,253	(20,423)	—	1,555,830
Assets held for sale	—	2,096,671	2,096,671	—	—	2,096,671
Other assets	93,455	682,389	775,844	—	(52)	775,792
Total assets	2,610,395	14,648,742	17,259,137	(20,423)	(24,199)	17,214,515
Liabilities
Debt	—	6,723,222	6,723,222	—	—	6,723,222
Intangible liabilities	—	215,821	215,821	—	(2,603)	213,218
Management agreement between NSAM and NRF	—	1,576,253	1,576,253	—	(20,423)	1,555,830
Liabilities related to assets held for sale	—	1,281,406	1,281,406	—	—	1,281,406
Tax liabilities	169,387	69,373	238,760	—	—	238,760
Accrued and other liabilities	979,969	307,855	1,287,824	—	(405)	1,287,419
Total liabilities	1,149,356	10,173,930	11,323,286	—	(23,431)	11,299,855
Redeemable noncontrolling interests	78,843	—	78,843	—	—	78,843
Noncontrolling interests—investment entities	—	506,453	506,453	—	(768)	505,685
Noncontrolling interests—Operating Company	8,162	—	8,162	—	—	8,162
Fair value of net assets acquired	$1,374,034	$3,968,359	$5,342,393	$(20,423)	$—	$5,321,970

Merger consideration	2,752,095	3,968,359	6,720,454	—	—	6,720,454
Goodwill	$1,378,061	$—	$1,378,061	$20,423	$—	$1,398,484
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
Fair value of other assets acquired, liabilities assumed and noncontrolling interests were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on the income approach which includes a direct capitalization method, applying overall capitalization rates ranging between 4.4% and 12.5%. For real estate held for sale, fair value was determined based on contracted sale price or a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets such as land, building and leaseholds, tenant and land improvements as well as identified intangible assets and liabilities such as above- and below-market leases, below market ground lease obligations and in-place lease value. Useful lives of the intangibles acquired range from 6 to 90 years for ground lease obligations and 1 to 17 years for all other real estate related intangibles.
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

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Merger-related costs:
Transaction costs
Fees to investment bankers contingent upon consummation of the Merger	$—	$66,800
Other fees	204	18,502
	204	85,302
Compensation expense
Equity-based compensation for replacement awards to NSAM executives	30,336	86,390
Severance and other employee transition	2,869	23,803
	33,205	110,193
Administrative expense	4,861	11,080
	$38,270	$206,575

Results of NSAM and NRF
The combined results of operations included contributions from the legacy business of NSAM and NRF as follows:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues	$468,433	$1,329,282
Net loss attributable to Colony NorthStar, Inc.	(17,970)	(43,947)
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Merger had been consummated on January 1, 2016. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Merger-related transaction costs of $0.2 million and $85.3 million for the three and nine months ended September 30, 2017, respectively. The pro forma financial information also gives effect to certain sales initiatives by NRF, cessation of the management agreement between NSAM and NRF, as well as a pay down of NSAM and NRF corporate borrowings. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Merger been completed on January 1, 2016, nor indicative of future results of operations of the Company.

	Nine months ended September 30,
(In thousands, except per share data)	2017	2016
Pro forma:
Total revenues	$2,103,134	$1,971,733
Net income (loss) attributable to Colony NorthStar, Inc.	270,322	(192,288)
Net income (loss) attributable to common stockholders	165,124	(291,532)
Earnings (loss) per common share:
Basic	$0.31	$(0.53)
Diluted	$0.31	$(0.53)
Restructuring of Real Estate Loans into Equity Ownership
In the normal course of business, the Company may foreclose on the underlying asset in settlement of its loan receivable or otherwise undertake various restructuring measures in connection with its investments.
CPI Group
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
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the third quarter of 2017, adjustments were made to the valuation and underlying assumptions pertaining to real estate and related assets, debt and estimation of tax liabilities.

(In thousands)	As Reported At June 30, 2017	Measurement Period Adjustments	As Reported At September 30, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644	$—	$182,644
Cash	49,537	—	49,537
Total consideration	$232,181	$—	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303	$—	$303
Real estate	539,350	5,057	544,407
Real estate held for sale	26,263	(4,658)	21,605
Lease intangibles and other assets	39,967	—	39,967
Debt	(274,387)	(3,203)	(277,590)
Tax liabilities	(36,079)	3,141	(32,938)
Lease intangibles and other liabilities	(60,448)	(337)	(60,785)
Liabilities related to assets held for sale	(2,788)	—	(2,788)
Fair value of net assets acquired	$232,181	$—	$232,181
Fair value of assets acquired and liabilities assumed were estimated as follows:
Real Estate and Related Intangibles—Fair value of real estate is based upon a discounted cash flow analysis with a weighted average discount rate of 6.6% or direct capitalization analysis with weighted average capitalization rate of 13.5%. For real estate held for sale, fair value was determined based upon a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building and tenant and site improvements and identified intangibles, such as above- and below-market leases and in-place lease values.
Debt—Fair value of debt is estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities, applying discount rates ranging between 1.25% and 3.6%, with such debt fair values not exceeding the fair value of their underlying collateral, or estimated based upon expected payoff amounts.
Results of operations of CPI as included in the Company's consolidated statement of operations were as follows:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues	$11,723	$32,151
Net loss attributable to Colony NorthStar, Inc.	(561)	(3,138)
THL Hotel Portfolio
In May 2013, the Company and certain investment vehicles managed by the Company participated in the refinancing of a limited service hospitality portfolio, primarily located across the Southwest and Midwest U.S. (the "THL Hotel Portfolio"), through the origination of a junior and senior mezzanine loan. On July 1, 2017, the Company and certain investment vehicles managed by the Company took control of the THL Hotel Portfolio of 148 limited service hotels through a consensual foreclosure following a maturity default by the borrower on the Company's outstanding junior mezzanine loan. Through the consensual foreclosure, the Company assumed the borrower's in-place hotel management contracts with third party operators, which were determined to be at market, the borrower's in-place franchise obligations, primarily with Marriott, as well as the borrower's outstanding senior mortgage debt and senior mezzanine debt.
The consideration for the consensual foreclosure consisted of the following:

•	Carrying value of the Company’s junior mezzanine loan to the borrower which is considered to be effectively settled upon the consensual foreclosure;

•
Cash to pay down principal and accrued interest on the borrower’s senior mortgage and senior mezzanine debt to achieve a compliant debt yield, and payment of an extension fee to exercise an extension option on the senior mortgage debt; and

•
In consideration of the former preferred equity holder of the borrower providing certain releases, waivers and covenants to and in favor of the Company and certain investment vehicles managed by the Company in executing the consensual foreclosure, the former preferred equity holder is entitled to an amount up to $13.0 million based on the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company (and certain investment vehicles managed by the Company).
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(In thousands)	July 1, 2017
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932
Cash	43,643
Contingent consideration (Note 13)	6,771
Total consideration	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188
Real estate	1,190,613
Real estate held for sale	69,099
Intangible and other assets	37,031
Debt	(907,867)
Other liabilities	(43,718)
Fair value of net assets acquired	$361,346
Fair value of assets acquired and liabilities assumed were estimated as follows:
Real Estate and Related Intangibles—Fair value of real estate was based on a combination of the cost, income and market approaches which applies capitalization rates between 7.0% and 11.5% (weighted average rate of 11.1%) as well as discount rates between 8.3% and 13.0% (weighted average rate of 9.5%), and also considers future capital expenditure needs of the hotels. For real estate held for sale, fair value was determined based on a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building, site improvements and furniture, fixtures and equipment as well as identified intangibles for below-market ground lease obligations.
Debt—The assumed senior mortgage and senior mezzanine debt had carrying values that approximated fair values based on current market rates and recent rates on the Company's refinancing of its other hotel portfolios.
Results of operations of the THL Hotel Portfolio as included in the Company's consolidated statement of operations and in other equity and debt segment for segment reporting were as follows:

(In thousands)	Three and Nine Months Ended September 30, 2017
Total revenues	$105,065
Net income attributable to Colony NorthStar, Inc.	2,690
4. Real Estate
The Company's real estate, including foreclosed properties, were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Land and improvements	$2,297,586	$764,365
Buildings, building leaseholds and improvements	11,938,562	2,559,682
Tenant improvements	128,998	87,643
Furniture, fixtures and equipment	360,279	7
Construction in progress	86,747	8,856
	14,812,172	3,420,553
Less: Accumulated depreciation	(457,631)	(176,922)
Real estate assets, net	$14,354,541	$3,243,631

Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Proceeds from sales of real estate	$366,456	$119,294	$1,340,059	$344,271
Gain on sale of real estate	72,541	11,151	96,701	68,114
Real estate sold through the nine months ended September 30, 2017 and 2016 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition, as discussed in Note 17.
Real estate held for sale at September 30, 2017 is presented in Note 9.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Nine Months Ended September 30, 2017 (2)
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—California, U.S.(3)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Light industrial—Various in U.S.	52	603,591	129,093	449,021	29,745	(4,268)
			$1,069,664	$226,525	$769,175	$81,218	$(7,254)
Year Ended December 31, 2016
Business Combinations (4)
January	Industrial—Spain	23	$94,403	$33,265	$56,585	$5,318	$(765)
April	Industrial—Massachusetts, U.S. (5)	1	34,900	5,235	27,731	1,934	—
May	Office—France	1	18,203	14,150	3,815	388	(150)
Various	Light industrial—Various in U.S.	18	201,635	36,974	151,689	16,063	(3,091)
Asset Acquisitions
Various	Light industrial—Various in U.S.	12	113,200	20,749	84,724	8,398	(671)
			$462,341	$110,373	$324,544	$32,101	$(4,677)
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

(3)
In September 2017, 90% of equity in the property holding entity was syndicated to third party investors. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The Company's remaining interest is reflected as an equity method investment.

(4)	Prior to the adoption of the new definition of a business effective October 1, 2016, real estate acquisitions with existing leases generally met the definition of a business combination.

(5)	Real estate was sold in August 2016.

Depreciation and Impairment
Depreciation expense and impairment loss recognized on real estate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Depreciation on real estate	$121,886	$27,005	$328,756	$81,373
Impairment loss on real estate held for investment	1,756	—	11,507	—
Impairment loss on real estate held for sale	13,256	941	24,786	5,141
Property Operating Income
The components of property operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Rental income	$172,846	$69,120	$491,459	$206,173
Tenant reimbursements	36,764	17,637	102,533	48,467
Resident fee income (1)	75,882	—	216,414	—
Hotel operating income	328,173	5,748	730,644	24,830
	$613,665	$92,505	$1,541,050	$279,470
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2070. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of September 30, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$136,149
2018	512,293
2019	467,725
2020	424,354
2021	359,927
2022 and after	1,431,535
Total (1)	$3,331,983
__________

(1)	Excludes hotel operating income, as well as resident fee income from healthcare properties and rental income from multifamily properties, both of which are subject to short-term leases.
Commitments and Contractual Obligations
Purchase Commitments—At September 30, 2017, the Company had a deposit of $0.2 million and a remaining unfunded purchase commitment of $8.3 million for the acquisition of one building in Las Vegas in the Industrial segment.
Guarantee Agreements—In connection with certain hotel properties acquired through the Merger, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2025 and 2030. At September 30, 2017, the Company did not have any obligations under these guarantees.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates between 2019 and 2252. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $2.3 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, future minimum rental payments on noncancellable ground leases, excluding any contingent rent payments, on real estate held for investment were as follows.

Year Ending December 31,	(In thousands)
Remaining 2017	$1,592
2018	6,493
2019	6,427
2020	6,466
2021	6,545
2022 and after	158,705
Total (1)	$186,228
__________

(1)	Includes automatically-renewed ground leases related to the Company's hotel properties.
Impact of Hurricanes
A small number of the Company's properties were affected by Hurricanes Harvey and Irma in the third quarter of 2017, as follows:
Healthcare—Certain medical office buildings and net lease properties in Texas and Florida suffered some physical damage, resulting in the closure of one hospital in Texas, which is expected to re-open in December 2017. The Company's senior housing operating facilities, however, experienced only minor damage.
Industrial—The impact to properties in the Industrial segment was immaterial.
Hospitality—In our core hotel portfolio, there was only minor damage and business interruption to a small number of our hotels. Business interruption losses were fully offset by incremental revenue from hurricane-related demand.
Other Equity and Debt—Twenty-five non-core hotels in the THL Hotel Portfolio in Texas, Florida and Georgia suffered varying degrees of damage, with certain hotels experiencing business interruption. One hotel in Florida was forced to close and is expected to re-open in January 2018.
The Company has insurance policies that provide coverage for property damage and business interruption, subject to deductibles. Based upon claims filed and management's estimates as of September 30, 2017, the Company recognized $1.4 million of impairment loss in aggregate for damage on its properties, after taking into consideration $8.2 million of anticipated insurance recoveries for property damage. As of September 30, 2017, the Company is still assessing the estimated business interruption losses affecting certain hotels in its THL Hotel Portfolio. While the Company believes that, through its insurance policies, losses above and beyond its deductible will be recoverable, there can be no assurance that such insurance will be sufficient to compensate the Company for all lost revenue and expenses incurred.
5. Loans Receivable
The following table provides a summary of the Company’s loans held for investment:

	September 30, 2017				December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$1,029,753	$1,027,935	9.0%	3.1	$894,232	$881,755	9.0%	3.5
Securitized loans (1)	42,686	43,924	6.1%	16.1	105,586	107,609	6.4%	15.4
Mezzanine loans	435,095	431,933	11.9%	2.6	372,247	369,207	12.3%	2.8
Corporate loans	47,343	47,039	9.9%	10.2	—	—	—%	—
	1,554,877	1,550,831			1,372,065	1,358,571
Variable rate
Mortgage loans	581,254	588,259	7.2%	1.4	494,797	487,651	8.2%	0.8
Securitized loans (1)	576,153	576,877	6.3%	3.1	775,963	776,156	5.7%	2.7
Mezzanine loans	34,391	34,258	9.6%	1.5	348,035	347,469	11.2%	0.6
	1,191,798	1,199,394			1,618,795	1,611,276
	2,746,675	2,750,225			2,990,860	2,969,847
PCI Loans
Mortgage loans	1,939,757	748,247			748,930	521,905
Securitized mortgage loans	23,313	3,390			8,146	6,836
Mezzanine loans	7,425	3,671			—	—
	1,970,495	755,308			757,076	528,741
Allowance for loan losses		(49,631)				(67,980)
Loans receivable, net	$4,717,170	$3,455,902			$3,747,936	$3,430,608
__________

(1)	Represents loans transferred into securitization trusts that are consolidated by the Company (Note 14).
Nonaccrual and Past Due Loans
Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
September 30, 2017	$2,558,938	$990	$—	$190,297	$2,750,225
December 31, 2016	2,912,023	7,379	1,172	49,273	2,969,847
Troubled Debt Restructuring
The following table provides a summary of non-PCI loan modifications classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. There were no loans modified as TDRs in the nine months ended September 30, 2017.

(Dollars in thousands)	Nine Months Ended September 30, 2016
Loans modified as TDRs during the period:
Number of loans	1
Carrying value of loans before allowance for loan losses	$37,611
Loss incurred	$1,687
At September 30, 2017 and December 31, 2016, carrying value of TDR loans before allowance for loan losses was $66.3 million and $66.2 million, respectively. These TDR loans were not in default post-modification. As of September 30, 2017, the Company has no additional commitments to lend to borrowers with TDR loans.

Non-PCI Impaired Loans
Non-PCI loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
September 30, 2017	$293,319	$124,288	$171,641	$295,929	$7,926
December 31, 2016	116,881	56,650	60,025	116,675	6,287
The average carrying value and interest income recognized on non-PCI impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Average carrying value before allowance for loan losses	$201,600	$104,000	$156,450	$83,891
Total interest income recognized	2,546	—	4,343	—
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments.
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745
Changes in accretable yield of PCI loans were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Beginning accretable yield	$52,572	$66,639
Additions	23,594	6,595
Changes in accretable yield	26,008	21,228
Accretion recognized in earnings	(46,426)	(50,012)
Effect of changes in foreign exchange rates	2,217	105
Ending accretable yield	$57,965	$44,555
At September 30, 2017 and December 31, 2016, the Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $195.5 million and $32.0 million, respectively, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
Allowance for Loan Losses
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	September 30, 2017		December 31, 2016
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$7,926	$124,288	$6,287	$56,650
PCI loans	41,705	217,055	61,693	243,155
	$49,631	$341,343	$67,980	$299,805

Changes in allowance for loan losses is presented below:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Allowance for loan losses at January 1	$67,980	$35,187
Provision for loan losses	12,907	17,271
Charge-off	(31,256)	(1,066)
Allowance for loan losses at September 30	$49,631	$51,392
Included in provision for loan losses in the nine months ended September 30, 2017 was a recovery of $4.4 million of provision previously recorded on PCI loans. There was no such reversal in the nine months ended September 30, 2016.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2017, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $137.6 million, of which the Company's share was $71.0 million, net of amounts attributable to noncontrolling interests.
6. Investments in Unconsolidated Ventures
The Company's investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows:

(In thousands)	September 30, 2017	December 31, 2016
Equity method investments
Investment ventures	$1,118,537	$933,262
Private funds and retail companies	23,638	19,997
	1,142,175	953,259
Cost method investments
Investment venture	89,261	99,736
Private fund and retail companies	26,882	—
	116,143	99,736
Investments under fair value option
Private funds	287,886	—
Investment ventures	26,388	—
	314,274	—
	$1,572,592	$1,052,995
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

The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2017 and December 31, 2016, respectively.
The Company’s investments accounted for under the equity method are summarized below:

(Dollars in thousands)			Ownership Interest (1)	Carrying Value
Investments	Description		September 30, 2017	September 30, 2017	December 31, 2016
Starwood Waypoint Homes	Common equity in operating company of single family residential REIT		—%	$—	$316,113
Colony American Finance	Common equity in specialty finance company that lends to owners of single family homes for rent		—%	—	57,754
NorthStar Realty Europe Corp	Common equity in publicly traded REIT managed by the Company	(2)	8.9%	63,075	—
RXR Realty	Common equity in investment venture with a real estate owner, developer and investment manager	(2)	27.2%	103,510	—
Preferred equity	Preferred equity investments with underlying real estate	(3)	Various	432,937	188,255
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	330,160	271,649
Private funds and retail companies	GP interests in Company sponsored private funds, LP interest in third-party sponsored private fund, as well as seed capital in investment companies	(5)	Various	23,638	19,997
Other investment ventures	Interests in 16 investments, each with less than $62 million carrying value at September 30, 2017		Various	188,855	99,491
				$1,142,175	$953,259
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

(3)
For one investment where the Company has 75% ownership at September 30, 2017, the minority member has control over day-to-day operations of the investment venture, therefore, the Company does not control but has significant influence over the investment venture through its majority interest. Some preferred equity investments may not have stated ownership interest.

(4)	Ownership interests generally range between 34% to 50%. Certain ADC investments have residual profit participation without a stated ownership interest.

(5)
Consists of (i) immaterial general partner ("GP") interests in private funds between 0.1% to 2.1%, (ii) 15% limited partner ("LP") interest in a private fund in which the Company has an equity method investment in the sponsor and (iii) seed capital for a 50% interest in investment companies.

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
Colony American Finance—The Company sold its entire 17.4% ownership interest in July 2017, with immaterial income statement impact resulting from the sale transaction.
NorthStar Realty Europe Corp—At September 30, 2017, the Company owned 4.9 million shares of NRE common stock or an 8.9% ownership interest, with approximately 4.7 million of the shares acquired in the second quarter of 2017. Prior to May 2017, the Company accounted for its previously immaterial interest in NRE as an investment in marketable equity securities.
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
Retail Companies—The Company has immaterial interests in its sponsored non-traded REITs, NorthStar Income I, NorthStar Income II, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro").
Private Funds—This represents immaterial limited partnership interests in a private real estate fund sponsored by an equity method investee of the Company.
Investments under Fair Value Option
The Company elected the fair value option to account for its limited partnership interests, which range from 0.1% to 22.2%, in third-party sponsored funds acquired through the Merger, as well as equity method investments in certain investment ventures. The Company records earnings from these investments based on a change in fair value of its share of projected future cash flows. Unrealized gains or losses on changes in fair value of these investments is presented in Note 13.
Investment and Other Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At September 30, 2017, the Company’s share of these commitments was $45.0 million.
Private Funds—At September 30, 2017, the Company had unfunded commitments of $121.8 million and $17.5 million to Company-sponsored funds that are not consolidated and third party-sponsored funds, respectively, including a private real estate fund sponsored by an equity method investee of the Company.
Retail Companies—The Company has committed to purchase up to $10.0 million in shares of common stock of its retail companies, which consist of non-traded REITs and investment companies, during the period from when each offering was declared effective through the end of their respective offering period, in the event that distributions to their stockholders, on a quarterly basis, exceed certain measures of operating performance. In addition, the Company committed up to $10.0 million to provide as distribution support in future sponsored retail companies, up to a total of five new companies per year. At September 30, 2017, the Company's remaining unfunded commitments to certain of the retail companies totaled $15.8 million.
7. Securities
The following table summarizes the Company's investment in debt securities classified as available for sale and equity securities held by a consolidated fund that are accounted for at fair value through earnings.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2017
Available for sale debt securities:
CRE securities of consolidated N-Star CDOs:(1)
CMBS	$174,164	$3,518	$(8,619)	$169,063
Other securities (2)	59,379	6,132	(71)	65,440
N-Star CDO bonds (3)	112,578	4,814	(10,127)	107,265
CMBS and other securities (4)	39,796	3,046	(392)	42,450
	385,917	17,510	(19,209)	384,218
Equity securities of consolidated fund				24,445
				$408,663
December 31, 2016
Available for sale debt securities:
CMBS	$24,103	$—	$(657)	$23,446

__________
(1) As of September 30, 2017, the carrying value of CDO bonds payable in consolidated N-Star CDOs is $189.9 million.
(2) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.

(3)	Excludes $140.2 million principal amount of N-Star CDO bonds held by the Company in its consolidated CDOs that are eliminated upon consolidation.

(4)
Includes $20.6 million of CMBS held by a sponsored investment company, which as of September 30, 2017, is consolidated by the Company through its seed capital. Other securities include a trust preferred security and certain investments in other third party CDO bonds.

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
At September 30, 2017, contractual maturities of CRE securities ranged from ten months to 35 years, with a weighted average expected maturity of 3.9 years.
Equity securities of consolidated fund—These are publicly traded equity securities held by a consolidated open-end fund. At September 30, 2017, these equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Disposition of Securities
Realized gains (losses) from sale of securities are recorded in other gain (loss), net, as follows:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Available for sale debt securities:
Proceeds from sale	$—	$24,788
Gross realized gain	—	567

Equity securities of consolidated fund:
Realized loss, net	(86)	(86)
Impairment of AFS Securities
The following table presents AFS securities in a gross unrealized loss position:

	Less Than 12 Months
	September 30, 2017		December 31, 2016
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$76,108	$(8,619)	$—	$—
Other securities	17	(71)	—	—
N-Star CDO bonds	70,061	(10,127)	—	—
CMBS and other securities	19,512	(392)	23,446	(657)
There were no AFS securities in a gross unrealized loss position for more than 12 months. Any unrealized losses on securities acquired through the Merger were reset on the Closing Date.
For the three and nine months ended September 30, 2017, the Company recorded $7.2 million and $7.9 million, respectively, of OTTI loss in other gain (loss) in the consolidated statements of operations due to an adverse change in expected cash flows, primarily on CMBS held by consolidated N-Star CDOs. With the exception of these securities, the Company does not intend to sell any of the AFS securities in a loss position and it is not likely that the Company will be required to sell these securities prior to recovery of their amortized cost, which may be at maturity. The Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income are not other than temporarily impaired at September 30, 2017.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger were considered to be credit impaired at time of acquisition, with the following outstanding balance at September 30, 2017:

(In thousands)	September 30, 2017
Outstanding principal	$440,602
Amortized cost	37,179
Carrying value	37,025
Information about these PCI debt securities upon acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$565,755
Less: Nonaccretable difference	(433,321)
Cash flows expected to be collected	132,434
Less: Accretable yield	(74,848)
Fair value of PCI debt securities acquired	$57,586
The table below presents changes in accretable yield related to these PCI debt securities:

(In thousands)	Nine Months Ended September 30, 2017
Beginning accretable yield	$—
Assumed through the Merger	74,848
Accretion recognized in earnings	(2,321)
Reduction due to payoffs or disposals	(8,784)
Net reclassifications from (to) nonaccretable difference	(17,503)
Ending accretable yield	$46,240

8. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill associated with each of the Company's business combinations is attributed to the following reportable segments. Goodwill of $1.4 billion in the investment management segment arose from the Merger (Note 3), of which $0.2 billion is excluded below as it relates to the Townsend investment management business that is held for sale at September 30, 2017 (Note 9). The total goodwill amount below is not expected to be deductible for income tax purposes.

(In thousands)	September 30, 2017	December 31, 2016
Industrial	$20,000	$20,000
Investment management	1,808,816	660,127
	$1,828,816	$680,127
No impairment was recognized on goodwill in connection with the industrial and investment management segments above during the nine months ended September 30, 2017 and 2016. However, impairment was recorded on the Townsend goodwill in the three months ended September 30, 2017, as discussed in Note 9.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$240,520	$(79,648)	$160,872	$149,301	$(52,489)	$96,812
Above-market lease values	165,705	(29,564)	136,141	27,731	(13,705)	14,026
Below-market ground lease obligations	32,979	(345)	32,634	34,241	(411)	33,830
Deferred leasing costs	114,281	(33,846)	80,435	88,879	(25,502)	63,377
Trade name (2)	79,700	(2,327)	77,373	15,500	NA	15,500
Investment management contracts	397,980	(57,763)	340,217	39,646	(25,400)	14,246
Customer relationships	59,400	(9,271)	50,129	46,800	(5,850)	40,950
Other (3)	56,162	(1,465)	54,697	—	—	—
Total deferred leasing costs and intangible assets	$1,146,727	$(214,229)	$932,498	$402,098	$(123,357)	$278,741
Intangible Liabilities
Below-market lease values	$224,834	$(31,234)	$193,600	$30,507	$(10,690)	$19,817
Above-market ground lease obligations	13,417	(533)	12,884	172	(12)	160
Total intangible liabilities	$238,251	$(31,767)	$206,484	$30,679	$(10,702)	$19,977
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

The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Above-market lease values	$(6,060)	$(2,145)	$(17,875)	$(6,734)
Below-market lease values	7,539	1,874	24,734	5,407
Net increase (decrease) to rental income	$1,479	$(271)	$6,859	$(1,327)

Above-market ground lease obligations	$(209)	$(4)	$(573)	$(7)
Below-market ground lease obligations	300	113	894	373
Net increase to ground rent expense	$91	$109	$321	$366

In-place lease values	$18,520	$8,072	$58,714	$23,117
Deferred leasing costs	5,076	3,515	13,899	10,270
Trade name	945	—	2,738	—
Investment management contracts	10,013	2,966	29,227	8,598
Customer relationships	3,192	836	9,323	2,507
Other	1,609	—	6,223	—
Amortization expense	$39,355	$15,389	$120,124	$44,492

The following table presents future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

(In thousands)
Year Ending December 31,	Remaining 2017	2018	2019	2020	2021	2022 and after	Total
Above-market lease values	$(4,821)	$(19,409)	$(17,591)	$(16,674)	$(15,929)	$(61,717)	$(136,141)
Below-market lease values	7,338	26,981	24,693	22,700	20,584	91,304	193,600
Increase to rental income	$2,517	$7,572	$7,102	$6,026	$4,655	$29,587	$57,459

Above-market ground lease obligations	$(194)	$(773)	$(773)	$(773)	$(773)	$(9,598)	$(12,884)
Below-market ground lease obligations	205	741	741	741	744	29,462	32,634
Increase to rent expense	$11	$(32)	$(32)	$(32)	$(29)	$19,864	$19,750

In-place lease values	$9,240	$27,707	$22,861	$16,807	$12,237	$72,020	$160,872
Deferred leasing costs	4,627	16,239	13,515	10,714	8,031	27,309	80,435
Trade name	803	3,210	3,210	3,210	3,210	48,230	61,873
Investment management contracts	9,583	34,990	33,478	32,545	31,903	197,718	340,217
Customer relationships	1,151	4,572	4,572	4,572	4,572	30,690	50,129
Other	919	2,150	2,027	2,027	2,027	16,066	25,216
Amortization expense	$26,323	$88,868	$79,663	$69,875	$61,980	$392,033	$718,742

9. Assets and Related Liabilities Held For Sale
The Company's assets and related liabilities held for sale at September 30, 2017 are summarized below:

(In thousands)	September 30, 2017	December 31, 2016
Assets
Cash	$23,350	$—
Real estate	1,004,993	223,954
Loans receivable	—	29,353
Investments in unconsolidated ventures (1)	22,773	—
Goodwill (2)	240,734	—
Intangible assets, net	280,915	21,239
Other assets	31,168	18,378
Total assets held for sale	$1,603,933	$292,924

Liabilities
Secured debt (3)	$203,129	$—
Lease intangibles and other liabilities	125,680	14,296
Total liabilities related to assets held for sale	$328,809	$14,296
__________

(1)	Represents interests in Townsend-sponsored funds.
In connection with the acquisition of approximately 1% GP interests in the Townsend funds, the Company assumed an obligation to the sellers of Townsend under which the sellers are entitled to approximately 84% of the value of these funds at the closing date of the Townsend acquisition, along with any income related to capital contributed prior to closing of the Townsend acquisition by NSAM in January 2016. The Company is obligated to fund all future contributions and is entitled to any income on such contributions. The Company's liability to the Townsend sellers of approximately $12.5 million at September 30, 2017 is included within other liabilities above. Distributions received from these Townsend funds of $4.2 million was applied against the assumed liability to the Townsend sellers in the third quarter of 2017.

(2)
Associated with Townsend investment management business. Impairment of $9.1 million was recorded in the three months ended September 30, 2017 based on the net asset value of the Townsend business in relation to its contracted selling price. As of September 30, 2017, $147.2 million of the Townsend goodwill is deductible for income tax purposes.

(3)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.
Assets held for sale at September 30, 2017 did not constitute discontinued operations, other than those acquired through business combinations which qualified as held for sale upon acquisition, as discussed in Note 17.

10. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	September 30, 2017	December 31, 2016
Capital expenditures reserves (1)	$109,515	$1,502
Real estate escrow reserves (2)	55,018	13,116
Borrower escrow deposits	54,281	61,744
Working capital and other reserves (3)	22,795	27,768
Tenant lock boxes (4)	16,360	—
Cash of consolidated N-Star CDOs (5)	13,247	—
Other	122,836	7,829
	$394,052	$111,959
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)	Represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2017	December 31, 2016
Interest receivable	$24,662	$42,296
Straight-line rents and unbilled rent receivable (1)	41,682	39,955
Hotel operating income receivable (1)	28,027	—
Resident fee income receivable (1)	10,506	—
Hotel-related reserves (2)	30,929	—
Investment deposits and pending deal costs	3,964	66,310
Deferred financing costs, net (3)	11,204	10,533
Contingent consideration escrow account (4)	14,157	10,836
Derivative assets (Note 12)	10,829	36,101
Prepaid taxes and deferred tax assets	64,654	—
Receivables from resolution of investments (5)	26,948	—
Prepaid expenses	39,924	6,725
Accounts receivable and other assets	115,679	2,374
Fixed assets, net	47,435	45,455
	$470,600	$260,585
__________

(1)	Presented net of allowance for bad debt of $13.3 million at September 30, 2017 and $4.1 million at December 31, 2016.

(2)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(3)	Deferred financing costs relate to revolving credit arrangements.

(4)
Contingent consideration account holds certificates of deposit and cash for dividends paid on OP units held in escrow for the contingent consideration that may be earned by certain executives in connection with the Company's acquisition of the investment management business of its former manager (Notes 13 and 15). Upon settlement of the contingent consideration in connection with the Internalization at the end of the earnout period on June 30, 2018, dividends that were paid on OP units earned will be paid to the executives.

(5)	Represents primarily proceeds from loan payoffs held in escrow at September 30, 2017.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2017	December 31, 2016
Tenant security deposits	$30,343	$12,105
Borrower escrow deposits	60,229	64,118
Deferred income	41,419	27,575
Interest payable	34,866	19,399
Derivative liabilities (Note 12)	210,150	5,448
Contingent consideration—THL Hotel Portfolio (Note 3)	6,771	—
Share repurchase payable (1)	6,588	—
Current and deferred income tax liability	263,594	41,462
Accrued compensation	61,650	39,697
Accrued real estate and other taxes	110,815	23,310
Other accrued expenses	88,558	43,975
Accounts payable and other liabilities	104,833	9,863
	$1,019,816	$286,952
__________

(1)	Represents settlement payable for 520,422 shares of common stock repurchased by the Company in September 2017 that were settled in October 2017 (Note 15).
11. Debt
The Company's debt is made up of the following components:

(In thousands)	Corporate Credit Facility (1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable	Junior Subordinated Notes	Total Debt
September 30, 2017
Principal	$—	$616,405	$9,701,250	$534,937	$280,117	$11,132,709
Premium (discount), net	NA	3,260	(91,206)	(90,360)	(83,339)	(261,645)
Deferred financing costs	NA	(9,453)	(68,931)	(705)	—	(79,089)
	$—	$610,212	$9,541,113	$443,872	$196,778	$10,791,975
December 31, 2016
Principal	$422,600	$602,500	$2,235,022	$497,525	$—	$3,757,647
Premium (discount), net	NA	1,385	(3,560)	—	—	(2,175)
Deferred financing costs	NA	(11,059)	(25,765)	(3,030)	—	(39,854)
	$422,600	$592,826	$2,205,697	$494,495	$—	$3,715,618
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
At September 30, 2017 and December 31, 2016, debt with carrying value of $304.1 million and $108.8 million, respectively, was related to financing on assets held for sale. Debt that will be assumed by a buyer upon the sale of an asset is presented in Note 9.

The following table summarizes certain information about the different components of debt:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
September 30, 2017
Recourse
Corporate credit facility	$—	—%	—	$—	—%	—	$—	—%	—
Convertible and exchangeable senior notes	616,405	4.27%	4.3	—	—%	—	616,405	4.27%	4.3
Junior subordinated debt	—	—%	—	280,117	4.20%	18.7	280,117	4.20%	18.7
Secured debt (1)	39,711	5.02%	8.2	—	—%	—	39,711	5.02%	8.2
	656,116			280,117			936,233

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
Non-recourse
Securitization bonds payable	38,131	3.28%	30.6	496,806	2.93%	25.7	534,937	2.95%	26.0
Secured and unsecured debt (2)
Healthcare	2,168,946	4.64%	3.2	1,146,627	5.43%	1.9	3,315,573	4.91%	2.7
Industrial	861,025	3.82%	11.3	10,000	2.93%	2.6	871,025	3.81%	11.2
Hospitality	—	—%	—	2,604,243	4.34%	1.1	2,604,243	4.34%	1.1
Other Real Estate Equity (3)	407,399	4.47%	5.7	1,749,475	3.86%	1.7	2,156,874	3.97%	2.5
Real Estate Debt	—	—%	—	713,824	3.87%	2.8	713,824	3.87%	2.8
	3,475,501			6,720,975			10,196,476
Total debt	$4,131,617			$7,001,092			$11,132,709

December 31, 2016
Recourse
Corporate credit facility	$—	—%	—	$422,600	3.02%	3.2	$422,600	3.02%	3.2
Convertible senior notes	602,500	4.25%	4.8	—	—%	—	602,500	4.25%	4.8
Secured debt (1)	41,148	5.02%	8.9	45,458	3.36%	0.9	86,606	4.15%	4.7
	643,648			468,058			1,111,706
Non-recourse
Securitization bonds payable	94,408	2.54%	33.2	403,117	2.92%	15.2	497,525	2.85%	18.6
Secured debt (2)
Industrial	597,502	3.77%	16.7	413,012	3.02%	2.9	1,010,514	3.46%	11.0
Other Real Estate Equity	487,320	3.74%	8.1	421,177	3.47%	2.4	908,497	3.62%	5.5
Real Estate Debt	—	—%	—	229,405	3.27%	1.7	229,405	3.27%	1.7
	1,179,230			1,466,711			2,645,941
Total debt	$1,822,878			$1,934,769			$3,757,647
__________

(1)
The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft, while the variable rate recourse debt at December 31, 2016 represents outstanding amounts from warehouse facilities, which were terminated upon full payoff in 2017.

(2)
At September 30, 2017, mortgage debt with aggregate outstanding principal of $611.6 million, primarily in the healthcare and hospitality segments, was either in payment default, including maturity default, or was not in compliance with certain covenants. At December 31, 2016, outstanding principal of $83.0 million on seller-provided financing on a portfolio of properties in the other real estate equity segment was in payment default. The Company is negotiating with the various lenders and seller to restructure the respective financing arrangements, as applicable.

(3)	Includes $2.7 million of outstanding principal of non-recourse unsecured fixed rate debt assumed through the acquisition of CPI.
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
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At September 30, 2017, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At September 30, 2017, the Company had no outstanding borrowings. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2017), depending upon the amount of facility utilization.

Some of the Company’s subsidiaries guarantee the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At September 30, 2017, the Company was in compliance with all of the financial covenants.
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
Upon closing of the Merger, the Company assumed NRF's 7.25% exchangeable notes and 5.375% exchangeable notes at their respective fair values.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

				Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal (in thousands)
Description	Issuance Date	Due Date	Interest Rate					September 30, 2017	December 31, 2016
5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,155	June 15, 2023	13,905	—
								$616,405	$602,500
__________

(1)	Represents the initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
In June 2017 and July 2017, the Company repurchased all $13.0 million of the outstanding principal of the 7.25% exchangeable notes for $13.4 million in aggregate, equal to the sum of outstanding principal and accrued interest, upon exercise of the repurchase option by note holders.

In August 2017, the Company exchanged $2.5 million of the outstanding principal of the 5.375% exchangeable notes into 207,739 shares of the Company's class A common stock. The excess of fair value of the class A common stock issued over carrying value of the corresponding notes on the exchange date resulted in an immaterial charge to earnings.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2017 based on current contractual maturity, except for financing on certain loan portfolios, which are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

(In thousands)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt	Securitization Bonds Payable (2)	Junior Subordinated Notes	Total
Year Ending December 31,
Remaining 2017 (1)	$—	$891,120	$—	$—	$891,120
2018	—	2,002,741	—	—	2,002,741
2019	—	3,905,040	—	—	3,905,040
2020	—	142,221	—	—	142,221
2021	402,500	873,160	—	—	1,275,660
2022 and after	213,905	1,886,968	534,937	280,117	2,915,927
Total	$616,405	$9,701,250	$534,937	$280,117	$11,132,709
__________

(1)	At September 30, 2017, $635.6 million in outstanding principal of secured and unsecured debt maturing in 2017 have met their respective qualifying conditions for extension of maturity.

(2)
For securitization bonds payable, principal may be repaid earlier if proceeds from underlying loans and securities are repaid by borrowers. Future estimated principal payments on securitization bonds payable at September 30, 2017, if based on reasonable expectations of cash flows from underlying loans and securities, would be as follows:

(In thousands)	Securitization Bonds Payable
Year Ending December 31,
Remaining 2017	$140,378
2018	245,641
2019	100,000
2020	48,918
Total	$534,937

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
In connection with the Merger, the Company assumed $6.1 billion notional of interest rate contracts, including those held by consolidated N-Star CDOs, all of which are non-designated. This includes a $2.0 billion notional forward starting swap with a 3.39% strike and a maturity date in December 2029, with mandatory settlement at fair value by December 2019. The interest rate swap was intended to hedge the interest rate risk on future refinancing of certain mortgage debt assumed in the Merger. At September 30, 2017, the interest rate swap was out of the money and recorded as a derivative liability of $161.7 million, which was a $14.3 million unfavorable change in fair value from the Closing Date.
Gross fair value of derivative assets and derivative liabilities were as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$9,466	$939	$10,405	$34,715	$1,103	$35,818
Interest rate contracts	—	424	424	—	283	283
Included in other assets	$9,466	$1,363	$10,829	$34,715	$1,386	$36,101
Derivative Liabilities
Foreign exchange contracts	$(43,028)	$(5,368)	$(48,396)	$(5,011)	$(437)	$(5,448)
Interest rate contracts	—	(161,754)	(161,754)	—	—	—
Included in accrued and other liabilities	$(43,028)	$(167,122)	$(210,150)	$(5,011)	$(437)	$(5,448)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $8.8 million of cash collateral on deposit in connection with the notional forward starting swap and certain foreign currency contracts that were out of the money at September 30, 2017, and none at December 31, 2016.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at September 30, 2017, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)					Range of Expiration Dates
		Designated		Non-Designated		FX Rates ($ per unit of foreign currency)
EUR	FX Collar		€117,963		€—	Min $1.06 / Max $1.53	December 2018 to January 2021
GBP	FX Collar		£53,528		£2,472	Min $1.45 / Max $1.82	December 2018 to December 2019
EUR	FX Forward		€331,429		€4,530	Range from $1.06 to $1.27	October 2017 to January 2022
GBP	FX Forward		£101,921		£45,229	Range from $1.23 to $1.35	June 2018 to December 2020
NOK	FX Forward	NOK	802,816	NOK	120,184	$0.12	November 2017
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €498.2 million, £237.7 million, CHF0.2 million and NOK802.4 million, or a total of $1,008.1 million at September 30, 2017, and €394.4 million, £106.2 million, CHF54.5 million and NOK842.1 million, or a total of $697.4 million at December 31, 2016.
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
Following the liquidation of underlying investments of foreign subsidiaries, net realized losses on net investment hedges were transferred out of accumulated other comprehensive income into earnings, recorded in other gain (loss), amounting to $5.2 million for the three months ended September 30, 2017, $3.9 million for the nine months ended September 30, 2017 and $0.1 million for the nine months ended September 30, 2016. There were no such transfers in the three months ended September 30, 2016.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), which were unrealized losses of $1.9 million and $24,000 for the three months ended September 30, 2017 and 2016, respectively, and an unrealized loss of $4.0 million and an unrealized gain of $28,000 for the nine months ended September 30, 2017 and 2016, respectively.
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At September 30, 2017, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate swaps	$3,254	1-Month LIBOR	4.17% - 5.12%	July 2018 to July 2023
Interest rate caps	$6,537,135	1-Month LIBOR	2.50% - 5.63%	October 2017 to November 2020
Interest rate caps	$336,828	3-Month LIBOR	2.50% - 3.50%	December 2017 to March 2019
Interest rate caps	€405,759	3-Month EURIBOR	0.75% - 1.50%	October 2018 to June 2022
Interest rate caps	£431,278	3-Month GBP LIBOR	2.00% - 2.50%	December 2017 to February 2020
Basis swap	$10,000	(1)	(1)	January 2019
Deliverable swap futures	$7,000	(2)	(2)	December 2017
__________

(1)
Basis swap is held by a consolidated N-Star CDO, paying 3-month LIBOR plus 1.95% and receiving 1-month LIBOR plus 1.88%, used to economically hedge the timing of payments between certain underlying securities and corresponding bonds issued by the consolidated N-Star CDO.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
Amounts recorded in other gain (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$—	$114	$—	$215
Non-designated interest rate contracts	$(8,790)	$(191)	$(15,513)	$(1,565)
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
September 30, 2017
Derivative Assets
Foreign exchange contracts	$10,405	$(9,661)	$—	$744
Interest rate contracts	424	(4)	—	420
	$10,829	$(9,665)	$—	$1,164
Derivative Liabilities
Foreign exchange contracts	$(48,396)	$9,661	$3,420	$(35,315)
Interest rate contracts	(161,754)	4	5,415	(156,335)
	$(210,150)	$9,665	$8,835	$(191,650)

December 31, 2016
Derivative Assets
Foreign exchange contracts	$35,818	$(180)	$—	$35,638
Interest rate contracts	283	—	—	283
	$36,101	$(180)	$—	$35,921
Derivative Liabilities
Foreign exchange contracts	$(5,448)	$180	$—	$(5,268)
Interest rate contracts	—	—	—	—
	$(5,448)	$180	$—	$(5,268)
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
Equity securities of consolidated fund—Fair value of equity securities held by a consolidated open-end fund is based on listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Derivatives
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider, except for exchange traded futures contracts which are Level 1 fair values. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. If a significant credit valuation adjustment is applied to a derivative instrument to account for the risk of non-performance, such fair value measurement is classified as Level 3 of the fair value hierarchy. For derivatives held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
Due To Affiliates—Contingent Consideration for Internalization
In connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015 (the "Internalization"), contingent consideration is payable to certain senior executives of the Company. Contingent consideration for the Internalization is to be paid in a combination of up to approximately 1.29 million shares of class A common stock, 115,226 shares of class B common stock and approximately 4.40 million OP Units (after giving effect to the Colony exchange ratio of 1.4663), subject to multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target and capital-raising thresholds from the funds management business, adjusted for certain targets that have not been met and that have expired. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. The contingent consideration is remeasured at fair value each reporting period using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in other gain (loss) in the consolidated statement of operations. Fair value of the contingent consideration is measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The Company's class A common stock price and related equity volatilities are applied to convert the contingent consideration payout into shares.
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million (Note 3). Fair value of the contingent consideration is measured using a discounted cash flow based on the probability of the former preferred equity holder receiving such payment.

The table below presents a summary of assets and liabilities carried at fair value on a recurring basis, including financial instruments for which fair value option was elected.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets
Investments in unconsolidated ventures	$—	$—	$314,274	$314,274
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	169,063	169,063
Other securities	—	—	65,440	65,440
N-Star CDO bonds	—	—	107,265	107,265
CMBS and other securities	—	20,625	21,825	42,450
Equity securities of consolidated fund	24,445	—	—	24,445
Other assets—derivative assets	76	10,753	—	10,829
Liabilities
Other liabilities—derivative liabilities	—	210,150	—	210,150
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	6,771	6,771
Due to affiliates—contingent consideration for Internalization	—	—	26,910	26,910

December 31, 2016
Assets
Securities—CMBS	$—	$23,446	$—	$23,446
Other assets—derivative assets	—	36,101	—	36,101
Liabilities
Other liabilities—derivative liabilities	—	5,448	—	5,448
Due to affiliates—contingent consideration for Internalization	—	—	41,250	41,250
Level 3 Fair Value Measurements
Quantitative information about recurring level 3 fair value measurements are as follows:

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
September 30, 2017
Investments in unconsolidated ventures—private funds	$287,886	Discounted cash flows	Discount rate	14.2% (11.1% - 20.0%)	Decrease
Investments in unconsolidated ventures—others	26,388	Discounted cash flows	Discount rate	18.6% (12.5% - 20.1%)	Decrease
Due to affiliates—contingent consideration for Internalization	26,910	Monte Carlo simulation	Benchmark FFO volatility	16.1%	Increase
			Equity volatility	22.0%	Increase
			Correlation (2)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	6,771	Discounted cash flows	Discount rate	20.0%	Decrease
December 31, 2016
Due to affiliates—contingent consideration for Internalization	$41,250	Monte Carlo simulation	Benchmark FFO volatility	16.1%	Increase
			Equity volatility	32.5%	Increase
			Correlation (2)	80.0%	Increase
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

	Level 3 Assets		Level 3 Liabilities
(In thousands)	Investments in Unconsolidated Ventures	Securities	Due To Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2016	$—	$—	$(41,250)	$—
Acquired through the Merger	405,626	433,850	—	—
Consideration for business combination	—	—	—	6,771
Purchases / borrowings / amortization / contributions	29,053	35,878	—	—
Paydowns or distributions	(125,680)	(92,266)	—	—
Realized gains (losses) in earnings	—	(12,349)	—	—
Unrealized gains (losses):
In earnings	5,275	—	14,340	—
In other comprehensive income	—	(1,520)	—	—
Fair value at September 30, 2017	$314,274	$363,593	$(26,910)	$6,771
Unrealized gains (losses) related to balance at September 30, 2017:
In earnings	$5,275	$—	$14,340	$—
In other comprehensive income	$—	$(1,520)	$—	$—

Fair value at December 31, 2015	$—	$—	$(52,990)	$—
Unrealized gain in earnings	—	—	13,640	—
Fair value at September 30, 2016	$—	$—	$(39,350)	$—
Unrealized gain related to balance at September 30, 2016 recorded in earnings	$—	$—	$13,640	$—
Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise real estate held for sale carried at the lower of carrying value and fair value less estimated costs to sell, as follows.

(In thousands)	September 30, 2017	December 31, 2016
Real estate held for sale	$70,455	$67,033
Real estate held for sale written down to fair value at September 30, 2017 was estimated based on broker price opinions, bid price or discounted cash flows with a discount rate of 10%, and net of selling costs between 2% to 8% of fair value, classified as level 3 fair value.

Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets
Loans receivable, net	$—	$—	$3,495,661	$3,495,661	$3,455,902
Liabilities
Convertible and exchangeable senior notes	614,033	14,966	—	628,999	610,212
Secured and unsecured debt	—	—	9,584,988	9,584,988	9,541,113
Securitization bonds payable	—	444,577	—	444,577	443,872
Junior subordinated debt	—	—	213,735	213,735	196,778
December 31, 2016
Assets
Loans receivable, net	$—	$—	$3,471,797	$3,471,797	$3,430,608
Liabilities
Corporate credit facility	—	422,600	—	422,600	422,600
Convertible senior notes	606,698	—	—	606,698	592,826
Secured and unsecured debt	—	—	2,163,094	2,163,094	2,205,697
Securitization bonds payable	—	492,481	—	492,481	494,495
Loans Receivable—Loans receivable consist of first mortgages, subordinated mortgages and corporate loans, including such loans held by securitization trusts consolidated by the Company. Fair values were determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.
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
Other—The carrying values of cash, interest receivable, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible.
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
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $511.8 million at September 30, 2017 and $407.0 million at December 31, 2016. The Company is not obligated to provide any financial support to these securitization vehicles, although it may, in its sole discretion, provide support such as protective and other advances as it deems appropriate. The Company did not provide any such financial support in the three months ended September 30, 2017 and 2016.
Company-Sponsored Fund
The Company sponsors certain funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and performance-based fees. These funds are established as limited partnerships or equivalent structures. For certain sponsored private funds, limited partners of the funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights in certain sponsored private funds, which represent voting rights in a limited partnership, results in such funds being considered VIEs. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements.
The Company's equity interest in one of its sponsored open-end private funds is deemed to absorb more than insignificant variability during the early stages of the fund while additional third party capital is being raised. As of September 30, 2017, the Company is considered to be acting in the capacity of a principal of the fund, therefore the Company is the primary beneficiary and currently consolidates the fund. The Company’s exposure to the obligation of its consolidated fund is limited to the value of its outstanding investment in the fund of $5.2 million at September 30, 2017. The Company, as general partner, is not obligated to provide any financial support to its consolidated fund.

Unconsolidated VIEs
Securitizations
Prior to the Merger, NRF delegated the collateral management rights for certain sponsored CDOs and two third party-sponsored CDOs to a third-party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third-party collateral manager or collateral manager delegate represents a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to the ability to sell distressed collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities of the CDOs for which the Company does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CDOs, comprising CDO equity and CDO bonds, which aggregate to $149.7 million at September 30, 2017.
Trusts
The Company, through the Merger, acquired the Trusts, which are wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 11). The Company owns all of the common stock of the Trusts, however, the Company's interests in the Trusts do not represent variable interests. The Company determined that the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts, therefore, the Company does not consolidate the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at September 30, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet (Note 6). The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
Company-Sponsored Funds
The Company may invest alongside certain of its sponsored funds through joint ventures between the Company and its sponsored funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to these sponsored funds. The Company may also have capital commitments satisfied directly through the co-investment joint ventures as an affiliate of the general partner. The Company's equity interests in these sponsored funds absorb insignificant variability. As the Company is considered to be acting in the capacity of an agent of these sponsored funds, the Company is not the primary beneficiary and does not consolidate these sponsored funds. The Company accounts for its equity interests in these sponsored funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in these sponsored funds, totaling $5.1 million at September 30, 2017 and $1.7 million at December 31, 2016, included within investments in unconsolidated ventures on the consolidated balance sheet.
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

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2015	25,030	163,777	801
Repurchase of preferred stock (1)	(964)	—	—
Contribution of preferred stock to an affiliate (1)	964	—	—
Shares issued upon redemption of OP units	—	1,186	—
Conversion of Class B to Class A common stock	—	28	(28)
Equity-based compensation, net of forfeitures	—	1,504	—
Shares canceled for tax withholding on vested stock awards	—	(216)	—
Shares outstanding at September 30, 2016	25,030	166,279	773

Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (2)	39,466	392,120	—
Issuance of preferred stock	26,400	—	—
Redemption of preferred stock (3)	(25,432)	—	—
Shares canceled (4)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,680	—
Conversion of Class B to Class A common stock	—	28	(28)
Repurchase of common stock (5)	—	(17,296)	—
Exchange of notes for Class A common stock	—	208	—
Equity-based compensation, net of forfeitures	—	8,075	—
Shares canceled for tax withholding on vested stock awards	—	(427)	—
Shares outstanding at September 30, 2017	65,464	547,844	742
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

(2)
Shares were legally issued by Colony NorthStar, as the surviving combined company, as consideration for the Merger. However, as the Merger is accounted for as a reverse acquisition, the consideration transferred was measured based upon the number of shares of common stock and preferred stock that Colony, as the accounting acquirer, would theoretically have to issue to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger (Note 3).

(3)	Includes 12,884,700 shares of preferred stock for which redemption requests were made in September 2017 and settled in October 2017.

(4)	Represents NRF shares held by NSAM that were canceled upon consummation of the Merger, after giving effect to the exchange ratio.

(5)	Includes 520,422 shares of common stock repurchased by the Company in September 2017 and settled in October 2017
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at September 30, 2017:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007(1)	6,114	$61	$152,855	Currently redeemable
Series D	8.5%	April 2013(1)	8,000	80	200,000	April 10, 2018
Series E	8.75%	May 2014(1)	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014(1)	3,450	35	86,250	June 19, 2019
Series H	7.125%	April 2015(1)	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			65,464	$655	$1,636,605
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.
All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends on each series of preferred stock of Colony NorthStar are payable quarterly in arrears, in the case of the Series B, D and E preferred stock, in February, May, August and November, and in the case of Series G, H, I and J preferred stock, in January, April, July and October.
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
Issuance and Redemption of Preferred Stock
The Company issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. Proceeds received for Series I and Series J preferred stock totaled $637.9 million, net of underwriting discounts and offering costs payable by the Company. The Company applied the proceeds from the offerings, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock for $644.9 million in aggregate, based on a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to the respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders, respectively. For the three and nine months ended September 30, 2017, a $0.9 million increase and a $4.5 million decrease to net income available to common stockholders, respectively, was recorded as a result of the redemptions of Series A and Series F preferred stock in June 2017 and Series C and Series B preferred stock in September 2017. The redemption notices for Series B and Series C preferred stock were issued in September 2017 and settled in October 2017. At September 30, 2017, settlement of the redemptions was pending and presented as preferred stock redemptions payable of $322.1 million on the consolidated balance sheet.
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
Common Stock Repurchases
On February 23, 2017, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. During the nine months ended September 30, 2017, the Company repurchased 17,295,914 shares of its class A common stock, at an aggregate cost of approximately $224.6 million including commissions, or a weighted-average price of $12.99 per share. This included 2,150,120 shares of class A common stock repurchased for $29.8 million concurrent with the termination of the Call Spread, as discussed below.
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
Dividend Reinvestment and Direct Stock Purchase Plan
Colony’s Dividend Reinvestment and Direct Stock Purchase Plan in effect prior to the Merger (the “Colony DRIP Plan”) provided Colony's existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of Colony’s class A common stock by reinvesting some or all of the cash dividends received on their shares of Colony’s class A common stock or making optional cash purchases within specified parameters. The Colony DRIP Plan involved the acquisition of Colony's class A common stock either in the open market, directly from Colony as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of Colony's class A common stock acquired under the Colony DRIP Plan in 2017 prior to the Merger and the Colony DRIP Plan was terminated upon closing of the Merger. Concurrent with the closing of the Merger, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan (the "Colony NorthStar DRIP Plan") with substantially the same terms and conditions as the Colony DRIP Plan. There were no shares of class A common stock acquired under the Colony NorthStar DRIP Plan for the period from January 10, 2017 through, and including, September 30, 2017.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$—	$(245)	$(42,125)	$23,948	$(18,422)
Other comprehensive income (loss) before reclassifications	234	21	7	130	(5,654)	(5,262)
Amounts reclassified from AOCI	(8)		(162)	(67)	24	(213)
AOCI at September 30, 2016	$226	$21	$(400)	$(42,062)	$18,318	$(23,897)

AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	3,711	(1,065)	41	116,545	(64,752)	54,480
Amounts reclassified from AOCI	(29)	(106)	—	(2,232)	5,827	3,460
AOCI at September 30, 2017	$3,767	$(1,283)	$—	$37,887	$(14,540)	$25,831
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(149)	$51	$(1)	$(99)
Other comprehensive income (loss) before reclassifications	100	—	(12,520)	9,143	(3,277)
Amounts reclassified from AOCI	—	(43)	(785)	(120)	(948)
AOCI at September 30, 2016	$100	$(192)	$(13,254)	$9,022	$(4,324)

AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	86,501	(9,018)	78,464
Amounts reclassified from AOCI	(454)	—	(1,678)	1,730	(402)
AOCI at September 30, 2017	$—	$—	$27,610	$4,510	$32,120

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2017	2016	2017	2016
Equity in realized gain on sale of marketable securities of unconsolidated ventures	$—	$—	$106	$—	Earnings (losses) from investments in unconsolidated ventures
Unrealized gain on ineffective cash flow hedge	—	60	—	162	Other gain (loss), net
Release of cumulative translation adjustments	3,166	—	2,232	67	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	(1,365)	(122)	(2,109)	(76)	Other gain (loss), net
Realization of gain (loss) on net investment hedges	(4,678)	—	(3,718)	52	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	49	8	29	8	Other gain (loss), net
16. Noncontrolling Interests
Redeemable Noncontrolling Interests
Certain members of Townsend management own interests in the form of class B units in Townsend (which is an investment management subsidiary of the Company that is held for sale at September 30, 2017) where they have the ability to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. Redemptions may be settled in cash, the Company’s common stock, or a combination thereof, at the Company's option, subject to certain conditions, and payable by the end of the fiscal quarter following the exercise of the redemption.
In connection with an open-end fund sponsored and consolidated by the Company, limited partners of the fund have the right to withdraw a portion or all of their interests in the fund for cash.
The following table presents a summary of changes in redeemable noncontrolling interests:

(In thousands)
Balance at December 31, 2016	$—
Assumed through the Merger	78,843
Assumed through consolidation of sponsored fund	24,763
Contributions	4,200
Distributions	(1,731)
Net income	3,015
Currency translation adjustment and other	(100)
Balance at September 30, 2017	$108,990
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture parties.
In January 2017, the Company sold an 18.7% noncontrolling interest in its healthcare real estate portfolio through a newly formed joint venture pursuant to a purchase and sale agreement executed in November 2016 based upon terms negotiated prior to the Merger. The net excess of the carrying value of the noncontrolling interest sold over the consideration received resulted in a $41.4 million decrease to additional paid-in capital, including $9.2 million of cost of new capital. Together with existing noncontrolling interests with a 16.4% interest in the healthcare real estate portfolio, noncontrolling interests own approximately 28.7% of the Company's healthcare portfolio.
For the nine months ended September 30, 2017, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $21.9 million.

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
For the nine months ended September 30, 2017, the Company redeemed 2,072,957 OP Units, of which 1,680,913 of OP Units were redeemed through the issuance of an equal number of shares of class A common stock on a one-for-one basis, and 392,044 OP units were redeemed for cash of approximately $5.1 million to satisfy tax obligations.
For the year ended December 31, 2016, the Company redeemed 1,594,475 OP Units through the issuance of 1,369,911 shares of class A common stock (adjusted for the Merger exchange ratio) on a one-for-one basis and cash settlement of approximately $2.6 million to satisfy tax obligations.
17. Discontinued Operations
Asset groups acquired in connection with purchase business combinations that meet the criteria to be accounted for as held for sale at the date of acquisition are reported as discontinued operations.
Discontinued operations consisted primarily of a manufactured housing portfolio acquired through the Merger and certain properties acquired through consensual foreclosure of the THL Hotel Portfolio.
The manufactured housing portfolio was valued at its contracted sale price of $2.0 billion upon closing of the Merger, with $1.3 billion of related mortgage financing assumed by the buyer. The sale of the manufactured housing portfolio closed in March 2017, with the Company having received approximately $664.4 million in net proceeds, as adjusted for prorations and other reimbursements, for its interest in the portfolio.
Net income generated from operations of these held for sale asset groups for the three and nine months ended September 30, 2017 (or through their disposition dates, if earlier) is presented below. There were no discontinued operations in the three and nine months ended September 30, 2016.

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues
Property operating income	$6,446	$40,303
Other income	95	2,352
Expenses
Property operating expenses	(5,056)	(17,451)
Interest expense	—	(9,028)
Loss on sale of real estate assets	—	(2,108)
Other expenses	(4)	(27)
Net income from discontinued operations	1,481	14,041
Net income from discontinued operations attributable to:
Noncontrolling interests—investments	(648)	(648)
Noncontrolling interests—Operating Company	(46)	(46)
Net income from discontinued operations attributable to Colony NorthStar, Inc.	$787	$13,347

18. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income allocated to common stockholders
Net income from continuing operations	$71,108	$71,904	$215,930	$266,071
Income from discontinued operations	1,481	—	14,041	—
Net income	72,589	71,904	229,971	266,071
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	(1,678)	—	(3,015)	—
Investment entities	(36,906)	(32,744)	(87,765)	(130,508)
Operating Company	(97)	(4,189)	(1,344)	(15,528)
Net income attributable to Colony NorthStar, Inc.	33,908	34,971	137,847	120,035
Preferred stock redemption	918	—	(4,530)	—
Preferred dividends	(33,176)	(12,093)	(98,328)	(36,066)
Net income attributable to common stockholders	1,650	22,878	34,989	83,969
Net income allocated to participating securities	(2,677)	(577)	(7,461)	(1,723)
Net income allocated to common stockholders—basic	(1,027)	22,301	27,528	82,246
Interest expense attributable to convertible notes (1)	—	—	—	—
Net income allocated to common stockholders—diluted	$(1,027)	$22,301	$27,528	$82,246
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	542,855	164,846	531,251	164,420
Weighted average effect of dilutive shares (3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	542,855	164,846	531,251	164,420

Basic earnings per share
Net income from continuing operations	$0.00	$0.14	$0.03	$0.50
Income from discontinued operations	0.00	0.00	0.02	0.00
Net income per basic common share	$0.00	$0.14	$0.05	$0.50

Diluted earnings per share
Net income from continuing operations	$0.00	$0.14	$0.03	$0.50
Income from discontinued operations	0.00	0.00	0.02	0.00
Net income per diluted common share	$0.00	$0.14	$0.05	$0.50
__________

(1)
For the three months ended September 30, 2017 and 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million and $6.8 million of interest expense and 38,246,500 and 36,582,700 weighted average dilutive common share equivalents, respectively, for the assumed conversion or the exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For the nine months ended September 30, 2017 and 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $21.8 million and $20.5 million of interest expense, respectively, and 38,599,200 and 36,582,700 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of Colony NorthStar. Accordingly, the historical data related to quarterly earnings per share for the periods ended before September 30, 2017 have been adjusted by the exchange ratio of 1.4663.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At September 30, 2017 and 2016, there were 32,285,700 and 30,480,500 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

Additionally, the computation of diluted earnings per share excluded shares of the Company's class A common stock that are contingently issuable pursuant to the contingent consideration arrangement (Note 13) as the pre-defined performance thresholds would not have been met had the measurement period ended at September 30, 2017.

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
Fee income earned by the Company consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Base management fees ($42,786, $16,450, $123,959 and $47,873 from affiliates, respectively)	$47,633	$16,450	$137,036	$47,873
Asset management fees—from affiliates	7,440	783	16,931	1,474
Incentive fees ($69, $0, $93 and $0 from affiliates, respectively)	414	—	684	—
Other fee income	4,206	—	12,611	—
Total fee income ($50,294, $17,233, $140,983 and $49,347 from affiliates, respectively)	$59,693	$17,233	$167,262	$49,347
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, non-traded REITs, investment companies, NRE and Townsend private funds, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•	Non-Traded REITs—1% to 2% per annum of gross assets or equity;

•	Investment Companies—1.25% per annum of average net assets;

•	NRE—a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement; and

•	Townsend private funds—at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital.
Asset Management Fees—The Company also earns asset management fees, including fees related to acquisition and disposition of investments, as follows:

•	Private Funds—a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment; and

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
Other Fee Income—Other fees include advisory fees from Townsend clients at a fixed annual retainer, advisory fee in connection with real estate acquisitions by a third party client, as well as selling commission and dealer manager fees. The Company, through NorthStar Securities, earns fees for selling equity in certain classes of shares in the retail companies, calculated as a percentage of the gross offering proceeds raised, up to 7% for selling commissions and up to 3% for dealer manager fees, depending on the share classes of the retail companies. All or a portion of selling commission and dealer manager fees may be reallowed to participating broker-dealers.
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
American Healthcare Investors Joint Venture
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors, LLC (“AHI") and AHI Newco, LLC (“AHI Venture”), a direct wholly owned subsidiary of AHI. NSAM’s investment in AHI Venture was structured as a joint venture between NSAM and the principals of AHI, a healthcare-focused real estate investment management firm, and James F. Flaherty III, former Chief Executive Officer of HCP, Inc., that is accounted for as an equity method investment.
In connection with this arrangement, NSAM was obligated to issue $2.0 million in equity awards over a two year period to certain AHI employees. As the award is for a fixed dollar amount with a variable number of shares, it is classified as a liability award. Equity-based compensation is recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations as it is a non-employee award granted to an equity method investee, with a corresponding liability on the consolidated balance sheet. At the time of consummation of the Merger, equity awards issued to certain AHI employees for $1.0 million in shares of NSAM's common stock were outstanding and did not accelerate in the Merger. In March 2017, in full satisfaction of this obligation, $1.0 million in shares of the Company's class A common stock were issued in settlement of the equity award to certain AHI employees, equivalent to 70,261 shares of class A common stock issued, and the corresponding $1.0 million outstanding liability was relieved.
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI Venture, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of September 30, 2017, no incremental awards have been granted.

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
In September 2017, the RSU award became fully vested upon the occurrence of a vesting event under the terms of the applicable governing agreement.
CLNS Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and renamed such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan (the "CLNS Equity Incentive Plan"). The CLNS Equity Incentive Plan provides for the grant of restricted stock, Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards.
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
Certain non-employee directors may elect to defer the receipt of annual base fees and/or awards of restricted stock, and in lieu of such fees or awards, receive awards of DSUs. DSUs are not shares of the Company’s stock and do not entitle the holders to the rights of a shareholder of common stock. However, a holder of a DSU is entitled to a dividend equivalent, which is the right to receive an additional number of DSUs based on dividends declared and paid on common stock, and any such additional DSUs will also be credited with additional DSUs as cash dividends are subsequently paid, subject to the same restrictions and conditions as the original DSUs with respect to which it was credited, including vesting conditions, if any. DSUs awarded in lieu of annual base director fees are fully vested upon their grant date, while DSUs awarded in lieu of awards of restricted stock vest on the first anniversary of their grant date. Upon separation of service from the Company, DSUs are to be settled in shares of the Company’s class A common stock or cash, at the option of the Company.
Other than awards issued as equity incentives to employees and non-employee directors in the normal course of business in 2017, the Company issued certain awards, which have a service condition only, in connection with the Merger. This included replacement equity awards issued in January 2017 to certain executives of NSAM, consisting of an aggregate of 4,669,518 shares of restricted common stock and 3,506,387 LTIP units. The number of shares and units issued for the replacement awards were generally determined based on the volume-weighted average price of the Company's class A common stock over the first five trading days following the Closing Date, subject to a floor of $15.00 per share, and where applicable, actual number of shares and units issued were determined based on the per share floor of $15.00. The replacement equity awards will vest on the one-year anniversary of the Closing Date. Additional shares of restricted class A common stock were also granted to certain employees as retention awards, which are subject to graded vesting through January 2020. The restricted stock and LTIP units issued for the replacement and retention awards were valued based on the price of the Company's class A common stock on the date of grant.

At September 30, 2017, an aggregate of 20,208,270 shares of the Company’s class A common stock were reserved for the issuance of awards under the CLNS Equity Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st.
Equity-based compensation expense was included in the following line items in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Compensation expense	$38,184	$3,484	$107,173	$10,326
Earnings from investments in unconsolidated ventures	—	—	61	—
Investment, servicing and commission expense	3,022	—	4,070	—
	$41,206	$3,484	$111,304	$10,326
Changes in the Company’s unvested equity awards are summarized below:

	Restricted Stock	RSUs	LTIP Units	DSUs	Total	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2016 (1)	2,089,007	—	—	—	2,089,007	$14.44
Awards assumed in the Merger	592,504	774,900	—	—	1,367,404	14.68
Granted	8,210,647	—	3,506,387	100,548	11,817,582	14.38
Vested	(1,124,421)	(774,900)	—	(23,940)	(1,923,261)	14.87
Forfeited	(135,692)	—	—	—	(135,692)	14.71
Unvested shares at September 30, 2017	9,632,045	—	3,506,387	76,608	13,215,040	14.54
__________

(1)	The number of unvested shares at December 31, 2016 and weighted average grant date fair value have been adjusted to give effect to the Colony exchange ratio of 1.4663 at the individual award level.
Fair value of equity awards that vested during the three months ended September 30, 2017 and 2016 was $11.1 million and $22,000, respectively. Fair value of equity awards that vested during the nine months ended September 30, 2017 and 2016 was $27.4 million and $9.9 million, respectively. Fair value of vested awards is determined based on the closing price of the Company's class A common stock on the date of grant or date of remeasurement for employee awards, and vesting date for non-employee awards. For awards granted during the nine months ended September 30, 2017 and 2016, the weighted average grant-date fair value per share was $14.38 and $13.14, respectively.
At September 30, 2017, aggregate unrecognized compensation cost for all unvested equity awards was $86.7 million, which is expected to be recognized over a weighted-average period of 1.2 years.
21. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies in which the Company manages or sponsors and has an equity interest in or co-invests with; (ii) the Company's investments in unconsolidated ventures; as well as (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
Due from affiliates
Investment vehicles and unconsolidated ventures
Fee income	$26,011	$9,074
Cost reimbursements and recoverable expenses	37,013	606
Advances	26,332	—
N-Star CDOs	1,508	—
Employees and other affiliates	375	291
	$91,239	$9,971
Due to affiliates
Investment vehicles and unconsolidated ventures	$5,474	$—
Employees—contingent consideration for Internalization	26,910	41,250
	$32,384	$41,250
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

•	certain expenses incurred on behalf of the clients of Townsend such as legal, due diligence and investment advisory team travel expenses;

•	services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties;

•	administrative services provided to an equity method investee (only through July 2017); and

•	administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Retail Companies	$4,324	$—	$14,994	$—
Townsend	693	—	1,752	—
Other	949	1,441	2,896	3,502
	$5,966	$1,441	$19,642	$3,502
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

Advances—The balance at September 30, 2017 includes protective advances made by the Company, on behalf of noncontrolling interests, to certain senior lenders in order to meet the debt covenant ratios of its investment venture, and bridge financing to an equity method investee.
N-Star CDOs—The Company earns collateral management fees as the collateral manager or collateral manager delegate of the N-Star CDOs. Such fees are included in other income and are immaterial for the nine months ended September 30, 2017. The Company holds N-Star CDO bonds that it repurchased from the market as well as retained equity interests in the N-Star CDOs. Amounts related to the two consolidated N-Star CDOs, including interest, have been eliminated upon consolidation.
Healthcare Strategic Partnership—The Healthcare Strategic Partnership was formed to expand the Company’s healthcare business (Note 20). In connection with this arrangement, the Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. For the nine months ended September 30, 2017, there were no incentive fees earned by the Healthcare Strategic Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI Ventures, jointly held with the principals of AHI and Mr. Flaherty (Note 20). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. For the three and nine months ended September 30, 2017, the Company incurred property management fees and sub-advisory fees totaling $1.3 million and $3.5 million, respectively.
Distribution Support—The Company committed up to $10.0 million to invest as distribution support in future sponsored retail companies, as discussed in Note 6.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the nine months ended September 30, 2017 and 2016 were immaterial and they relate primarily to the Company's share of deferred financing costs on borrowings of the fund.
Contingent Consideration for Internalization—Contingent consideration for Internalization is payable to certain senior executives of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, as discussed in Note 13.
Selling Commissions—Certain NorthStar Securities employees earn selling commissions related to the sale of equity in the retail companies. For the nine months ended September 30, 2017, commissions paid or payable to these employees were immaterial.
Advances to Employees—Certain employees are permitted to participate in co-investment vehicles which generally invest in private funds managed by the Company. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at September 30, 2017 and December 31, 2016.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.
22. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2028. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $3.9 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $9.9 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. Future contractual minimum rental payments for office leases at September 30, 2017 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2017	$2,493
2018	6,978
2019	7,983
2020	7,659
2021	7,287
2022 and after	43,572
Total (1)	$75,972
__________

(1)	Excludes contractual minimum rental payments on Townsend office leases.
Contingent Consideration
The consideration for the Company's acquisition of substantially all of the real estate investment management business and operations of its former manager in April 2015 included a contingent portion payable in shares of class A and class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Note 13.
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million, as discussed in Notes 3 and 13.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2017, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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

•
Other Equity and Debt—The Company's other equity and debt includes our portfolios of net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

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
In the second quarter of 2017, the Company determined that all non-core investments in unconsolidated ventures, previously included in the investment management segment or otherwise not allocated to a business segment, would form part of the other equity and debt segment. This included the Company's nominal interest as sponsor of its various investment vehicles, except that the Company's interest in its industrial fund is attributed to the industrial segment.

Remaining investments in unconsolidated ventures in the investment management segment represent the Company's interests in third party asset managers. The reclassification of investments in unconsolidated ventures and corresponding earnings of investments in unconsolidated ventures was applied retrospectively to all prior periods presented, as applicable, and the amounts reclassified in each period were not material.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2017
Total revenues	$157,732	$63,410	$221,987	$279,952	$64,918	$1,854	$789,853
Property operating expenses	73,217	16,620	143,042	99,127	—	—	332,006
Interest expense	48,586	8,803	35,351	46,333	—	12,981	152,054
Depreciation and amortization	44,646	29,010	34,549	38,579	14,457	1,453	162,694
Provision for loan loss	1,588	—	—	3,528	—	—	5,116
Impairment loss	8,250	44	—	6,718	9,061	—	24,073
Gain on sale of real estate	—	—	—	72,541	—	—	72,541
Earnings from investments in unconsolidated ventures	—	34	—	13,071	4,342	—	17,447
Income tax benefit (expense)	408	(16)	(1,262)	(982)	9,552	2,913	10,613
Net income (loss) from continuing operations	(22,318)	5,775	4,169	145,077	30,723	(92,318)	71,108
Income from discontinued operations	—	—	—	1,481	—	—	1,481
Net income (loss)	(22,318)	5,775	4,169	146,558	30,723	(92,318)	72,589
Net income (loss) attributable to Colony NorthStar, Inc.	(17,219)	1,636	3,319	103,123	28,450	(85,401)	33,908

Three Months Ended September 30, 2016
Total revenues	$—	$49,494	$—	$143,874	$17,233	$1,466	$212,067
Property operating expenses	—	13,921	—	14,982	—	—	28,903
Interest expense	—	11,532	—	19,475	—	11,189	42,196
Depreciation and amortization	—	22,295	—	16,332	3,779	1,187	43,593
Provision for loan loss	—	—	—	6,569	—	—	6,569
Impairment loss	—	—	—	941	—	—	941
Gain on sale of real estate	—	1,949	—	9,202	—	—	11,151
Earnings (losses) from investments in unconsolidated ventures	—	—	—	12,805	3,879	—	16,684
Income tax benefit (expense)	—	(31)	—	1,507	1,711	222	3,409
Net income (loss)	—	439	—	100,321	8,433	(37,289)	71,904
Net income (loss) attributable to Colony NorthStar, Inc.	—	1,169	—	56,326	7,128	(29,652)	34,971

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2017
Total revenues	$455,902	$176,577	$619,222	$635,011	$185,089	$4,589	$2,076,390
Property operating expenses	206,363	49,312	401,351	145,046	—	—	802,072
Interest expense	137,522	29,163	98,484	112,782	—	40,641	418,592
Depreciation and amortization	135,104	79,453	98,098	93,691	42,534	4,345	453,225
Provision for loan losses	1,588	—	—	11,319	—	—	12,907
Impairment loss	8,250	44	—	27,998	9,061	—	45,353
Gain on sale of real estate	—	8,695	—	88,006	—	—	96,701
Earnings (losses) from investments in unconsolidated ventures	—	62	—	241,462	12,309	—	253,833
Income tax benefit (expense)	(1,624)	(2,164)	(2,209)	(3,020)	13,762	2,245	6,990
Net income (loss) from continuing operations	(42,978)	15,394	6,303	510,615	76,796	(350,200)	215,930
Income from discontinued operations	—	—	—	1,481	—	12,560	14,041
Net income (loss)	(42,978)	15,394	6,303	512,096	76,796	(337,640)	229,971
Net income (loss) attributable to Colony NorthStar, Inc.	(33,728)	4,877	5,122	403,046	70,672	(312,142)	137,847

Nine Months Ended September 30, 2016
Total revenues	$—	$143,956	$—	$433,646	$49,347	$3,435	$630,384
Property operating expenses	—	41,636	—	47,833	—	—	89,469
Interest expense	—	30,906	—	62,103	—	33,626	126,635
Depreciation and amortization	—	65,461	—	49,333	11,083	3,399	129,276
Provision for loan losses	—	—	—	17,412	—	—	17,412
Impairment loss	—	137	—	5,004	320	—	5,461
Gain on sale of real estate	—	2,749	—	65,365	—	—	68,114
Earnings (losses) from investments in unconsolidated ventures	—	—	—	69,189	3,037	—	72,226
Income tax benefit (expense)	—	(37)	—	(4,400)	5,364	(62)	865
Net income (loss)	—	652	—	349,928	17,040	(101,549)	266,071
Net income (loss) attributable to Colony NorthStar, Inc.	—	4,304	—	181,712	14,375	(80,356)	120,035
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2017
Total assets	$5,839,055	$2,676,964	$4,131,809	$9,676,262	$3,163,848	$502,826	$25,990,764
Equity method investments	—	1,073	—	946,382	190,978	3,742	1,142,175
December 31, 2016
Total assets	$—	$2,268,699	$—	$6,640,377	$781,852	$70,064	$9,760,992
Equity method investments	—	1,027	—	939,045	13,187	—	953,259
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Total income by geography:
United States	$714,518	$177,898	$2,072,950	$550,488
Europe	85,909	47,622	234,922	143,764
Other	907	1,790	2,709	4,856
Total (1)	$801,334	$227,310	$2,310,581	$699,108

(In thousands)	September 30, 2017	December 31, 2016
Long-lived assets by geography:
United States	$14,990,692	$2,951,290
Europe	1,782,251	1,242,272
Total (2)	$16,772,943	$4,193,562
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, intangible assets other than investment management contracts and customer relationships, goodwill and fixed assets; and exclude financial instruments and assets held for sale.

24. Subsequent Events
Common Stock Repurchases
Between October 1, 2017 and November 8, 2017, the Company repurchased 3,498,278 shares of its class A common stock at an aggregate cost of $43.8 million including commissions, or a weighted average price of $12.53 per share. As of November 8, 2017, $31.6 million of the previously authorized $300.0 million was remaining in its stock repurchase program.
Exchangeable Senior Notes
On November 2, 2017, the Company exchanged $0.3 million of the outstanding principal of the 5.375% exchangeable notes into 24,930 shares of the Company's class A common stock.
NRE Management Agreement
On November 9, 2017, the Company agreed to amend and restate its management agreement with NRE effective January 1, 2018. Key terms of the amendment include, among other terms: 1) the restructuring of the base management fee, which will change from a fixed base fee to a variable fee based on the European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in the agreement); 2) modification of the incentive fee, which will change from being based on Cash Available for Distribution ("CAD" as defined in the agreement) per share to 20% over the excess of the total stockholder return (defined as dividends and stock price appreciation, and subject to a high water mark established when a prior incentive is realized) over a cumulative 10% annual hurdle rate; and 3) reduction of term from an initial twenty year term to a five year term. Under the terms of the amended and restated management agreement, beginning with NRE's 2018 annual stockholders' meeting, the Company will have the right to nominate one director (who is expected to be one of NRE's current directors employed by the Company) to NRE's Board of Directors. In addition, NRE provided the Company with an ownership waiver under NRE’s charter, which allows the Company to purchase up to 45% of NRE’s common stock. In connection with the waiver, the Company agreed that for all matters submitted to a vote of NRE’s stockholders, to the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted. The amendments to NRE’s management agreement and the ownership waiver were approved by a strategic review committee formed earlier this year by NRE's Board of Directors.

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
Overview
We are a leading global real estate and investment management firm, principally located in Los Angeles, California and New York, New York, with more than 500 employees in offices across 18 cities in ten countries. We have significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. We currently have assets under management, including both our balance sheet investments and third party managed investments, of $57 billion, and manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. We also own NorthStar Securities, LLC, a captive broker-dealer platform that raises capital in the retail market.
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
We conduct all of our activities and hold substantially all of our assets and liabilities through the OP, the Company's operating subsidiary. As of September 30, 2017, certain of our employees owned a 5.6% noncontrolling interest in the OP.
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
Commercial Real Estate Credit REIT
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Income I, NorthStar Income II and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company will contribute the CLNS Contributed Portfolio to Colony NorthStar Credit and its operating company, and NorthStar Income I and NorthStar Income II will merge in all-stock mergers into Colony NorthStar Credit. The closing of the Combination is conditioned upon a listing of Colony NorthStar Credit's class A common stock on a national securities exchange (through an initial public offering or otherwise), which may be effected up to nine months following the later of the approval of the transaction by the stockholders of NorthStar Income I and NorthStar Income II.
The CLNS Contributed Portfolio comprises the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represent a select portfolio of U.S. investments within the Company’s Other Equity and Debt segment that are transferable assets consistent with Colony NorthStar Credit's strategy.
The contribution of the CLNS Contributed Portfolio is intended to be tax-free to the Company and the mergers of NorthStar Income I and NorthStar Income II are intended to qualify as tax-free reorganizations.

Upon closing of the Combination, the Company and its affiliates, NorthStar Income I stockholders and NorthStar Income II stockholders will each own approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit in the Combination on a fully diluted basis, subject to certain adjustments as set forth in the combination agreement.
The Combination will create a prominent publicly-listed commercial real estate credit REIT. It is expected that Kevin Traenkle, the Company’s Chief Investment Officer, and Sujan Patel, the Company's Co-Head of U.S. Investment Management, will be Chief Executive Officer and Chief Financial Officer, respectively, of Colony NorthStar Credit. The board of directors of Colony NorthStar Credit will be comprised of seven directors, four of whom will be independent.
The Combination has been approved by the board of directors of the Company, as well as the special committees and boards of directors of NorthStar Income I and NorthStar Income II.
The Combination is expected to close in the first quarter of 2018, conditioned upon, among other things, approval by NorthStar Income I and NorthStar Income II stockholders, and an initial public offering of Colony NorthStar Credit's class A common stock or a listing without an initial public offering of Colony NorthStar Credit's class A common stock on a national securities exchange.
Refer to Note 1 to the Consolidated Financial Statements for further information related to the Combination. Additional details about the Combination is set forth in the Company's Current Report on Form 8-K filed with the SEC on August 28, 2017.
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

•
Other Equity and Debt—Our other equity and debt segment includes our portfolios of net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—We generate fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
Highlights
Significant developments affecting our business and results of operations for the nine months ended September 30, 2017 include:

•	Consummated the Merger with NSAM and NRF on January 10, 2017 in an all stock transaction valued at $6.7 billion at closing;

•
Entered into a definitive agreement in August 2017 with NorthStar Income I and Northstar Income II to create Colony NorthStar Credit, a publicly traded commercial real estate credit REIT to be externally managed by us, with the proposed transaction subject to the approval of NorthStar Income I and Northstar Income II stockholders;

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

•
Acquired a controlling interest in CPI, a real estate investment group in Europe, through a restructuring of our loan receivable, resulting in the assumption of $566 million of real estate with underlying debt of $278 million;

•	Sold all of our interest in SFR, generating net proceeds of $501 million and a gain of $191 million;

•	Acquired an additional 4.7 million shares of NRE common stock, increasing our ownership interest in NRE to approximately 9%;

•
Acquired the THL Hotel Portfolio consisting of 148 limited service hotels across the Southwest and Midwest U.S. in July 2017 through a consensual foreclosure of our loan receivable, resulting in the assumption of $1.3 billion of real estate with underlying debt of $908 million;

•	Sold two net lease properties in Switzerland that were acquired in January 2015 for a gain of $68 million;

•
Entered into a definitive agreement to sell the Townsend business for $475 million (subject to certain purchase price adjustments), with net proceeds for our 84% interest after transaction and other expenses estimated to be approximately $379 million. The sale is expected to close in the fourth quarter of 2017 or first quarter of 2018;

•	Repurchased approximately 17.3 million shares of our class A common stock at an aggregate cost of $225 million under our stock repurchase program;

•	Refinanced debt with outstanding principal of $1.6 billion in our hotel portfolio at a moderately reduced interest rate and extended their maturity dates;

•
Repurchased all $13 million of outstanding principal of our 7.25% exchangeable notes and exchanged $2.5 million of outstanding principal of our 5.375% exchangeable notes into 0.2 million shares of our class A common stock;

•
Issued 13.8 million shares of our new Series I preferred stock and 12.6 million shares of our new Series J preferred stock with dividend rates of 7.15% and 7.125% per annum, respectively, for total net proceeds of $637.9 million. A portion of the proceeds was used to redeem all of the outstanding shares of our Series A, Series F and Series C preferred stock and some of the outstanding shares of our Series B preferred stock for $645 million in aggregate; and

•	Closed on approximately $1.7 billion of additional third party institutional and retail capital commitments, including our pro rata share from equity method investments in third party asset managers.
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
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenue		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Healthcare	$157,732	$—	$(22,318)	$—	$(17,219)	$—
Industrial	63,410	49,494	5,775	439	1,636	1,169
Hospitality	221,987	—	4,169	—	3,319	—
Other Equity and Debt	279,952	143,874	146,558	100,321	103,123	56,326
Investment Management	64,918	17,233	30,723	8,433	28,450	7,128
Amounts not allocated to segments	1,854	1,466	(92,318)	(37,289)	(85,401)	(29,652)
	$789,853	$212,067	$72,589	$71,904	$33,908	$34,971

(in thousands)	Total Revenue		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Healthcare	$455,902	$—	$(42,978)	$—	$(33,728)	$—
Industrial	176,577	143,956	15,394	652	4,877	4,304
Hospitality	619,222	—	6,303	—	5,122	—
Other Equity and Debt	635,011	433,646	512,096	349,928	403,046	181,712
Investment Management	185,089	49,347	76,796	17,040	70,672	14,375
Amounts not allocated to segments	4,589	3,435	(337,640)	(101,549)	(312,142)	(80,356)
	$2,076,390	$630,384	$229,971	$266,071	$137,847	$120,035
Selected Balance Sheet Data

(in thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2017
Real estate, net	$5,162,548	$2,439,209	$3,892,081	$2,860,703	$—	$—	$14,354,541
Loans receivable, net	72,763	—	—	3,383,139	—	—	3,455,902
Investments in unconsolidated ventures	—	1,073	—	1,376,799	190,978	3,742	1,572,592
Securities, at fair value	—	—	—	408,663	—	—	408,663
Debt, net	3,263,901	860,413	2,551,882	3,269,078	—	846,701	10,791,975
December 31, 2016
Real estate, net	$—	$1,969,247	$—	$1,274,384	$—	$—	$3,243,631
Loans receivable, net	—	—	—	3,430,608	—	—	3,430,608
Investments in unconsolidated ventures	—	1,027	—	1,038,781	13,187	—	1,052,995
Securities, at fair value	—	—	—	23,446	—	—	23,446
Debt, net	—	999,560	—	1,659,484	—	1,056,574	3,715,618

Consolidated Results of Operations
Our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Revenues
Property operating income	$613,665	$92,505	$521,160	$1,541,050	$279,470	$1,261,580
Interest income	106,479	98,275	8,204	333,286	291,496	41,790
Fee income	59,693	17,233	42,460	167,262	49,347	117,915
Other income	10,016	4,054	5,962	34,792	10,071	24,721
Total revenues	789,853	212,067	577,786	2,076,390	630,384	1,446,006
Expenses
Property operating expense	332,006	28,903	303,103	802,072	89,469	712,603
Interest expense	152,054	42,196	109,858	418,592	126,635	291,957
Investment, servicing and commission expense	18,421	5,115	13,306	43,968	17,448	26,520
Transaction costs	4,636	6,190	(1,554)	94,416	18,638	75,778
Depreciation and amortization	162,694	43,593	119,101	453,225	129,276	323,949
Provision for loan loss	5,116	6,569	(1,453)	12,907	17,412	(4,505)
Impairment loss	24,073	941	23,132	45,353	5,461	39,892
Compensation expense	85,022	29,582	55,440	257,599	80,689	176,910
Administrative expenses	26,502	12,891	13,611	82,561	38,760	43,801
Total expenses	810,524	175,980	634,544	2,210,693	523,788	1,686,905
Other income
Gain on sale of real estate	72,541	11,151	61,390	96,701	68,114	28,587
Other gain (loss), net	(8,822)	4,573	(13,395)	(7,291)	18,270	(25,561)
Earnings from investments in unconsolidated ventures	17,447	16,684	763	253,833	72,226	181,607
Income before income taxes	60,495	68,495	(8,000)	208,940	265,206	(56,266)
Income tax benefit (expense)	10,613	3,409	7,204	6,990	865	6,125
Net income from continuing operations	71,108	71,904	(796)	215,930	266,071	(50,141)
Income from discontinued operations	1,481	—	1,481	14,041	—	14,041
Net income	72,589	71,904	685	229,971	266,071	(36,100)
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,678	—	1,678	3,015	—	3,015
Investment entities	36,906	32,744	4,162	87,765	130,508	(42,743)
Operating Company	97	4,189	(4,092)	1,344	15,528	(14,184)
Net income (loss) attributable to Colony NorthStar, Inc.	33,908	34,971	(1,063)	137,847	120,035	17,812
Preferred stock redemption	(918)	—	(918)	4,530	—	4,530
Preferred stock dividends	33,176	12,093	21,083	98,328	36,066	62,262
Net income attributable to common stockholders	$1,650	$22,878	$(21,228)	$34,989	$83,969	$(48,980)

Three Months Ended September 30, 2017 and 2016
Property Operating Income and Property Operating Expenses

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$156,107	$—	$156,107
Industrial	62,711	49,256	13,455
Hospitality	221,965	—	221,965
Other Equity and Debt	172,882	43,249	129,633
	$613,665	$92,505	521,160
Property operating expenses:
Healthcare	$73,217	$—	$73,217
Industrial	16,620	13,921	2,699
Hospitality	143,042	—	143,042
Other Equity and Debt	99,127	14,982	84,145
	$332,006	$28,903	303,103
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of $392.6 million and incurred property operating expenses of $222.1 million for the three months ended September 30, 2017.
Industrial—Increases in total property operating income and expenses in our industrial portfolio reflect continued growth of the portfolio through acquisitions and increase in base rents. As of September 30, 2017 and 2016, the industrial portfolio consisted of 388 and 336 buildings, respectively, with a net addition of 52 buildings between September 30, 2016 and September 30, 2017.
Comparing our industrial portfolio on a same store basis for the three months ended September 30, 2017 and 2016, property operating income increased as a result of higher rental rates on new and renewal leases as well as contractual rental rate increases within existing leases. Property operating expenses decreased marginally due to lower repair and maintenance costs.

	Three Months Ended September 30,
($ in thousands)	2017	2016	% change
Industrial: (1)
Same store property operating income	$48,335	$47,050	2.7%
Same store property operating expenses	13,251	13,449	(1.5)%
__________

(1)	Our same store portfolio consisted of 312 buildings, which consisted of the same buildings that were owned during the three months ended September 30, 2017 and 2016.
Other Equity and Debt—Excluding properties acquired through the Merger, property operating income and property operating expenses related to our remaining other equity and debt portfolio increased $115.1 million and $78.3 million, respectively, for the three months ended September 30, 2017 compared to the same period in 2016. The increases were driven by $105.0 million of property operating income and $70.9 million of property operating expenses from the THL Hotel Portfolio which we acquired through a consensual foreclosure in July 2017.
Interest Income
The increase in interest income in 2017 can be attributed to interest earning assets acquired from NRF and NSAM, specifically $19.2 million and $6.7 million of interest income from CRE securities and loans receivable, respectively, for the three months ended September 30, 2017. Excluding interest earning assets from the Merger, remaining interest income decreased $17.7 million between the third quarter of 2017 and 2016 due to loan repayments, pay-offs, sales as well as foreclosures, which more than offset income from new loans and additional draws on existing loans.

Fee Income
Fee income was earned from the following sources:

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Institutional funds	$16,001	$17,233	$(1,232)
Retail Companies	25,142	—	25,142
Public company—NRE	3,770	—	3,770
Broker dealer, Townsend funds and other clients	14,780	—	14,780
	$59,693	$17,233	42,460
In the third quarter of 2017, we earned $43.7 million of additional fee income following the Merger, primarily management fees from the retail companies and NRE, as well as management fees and advisory fees from Townsend private funds and clients.
Fee income from Colony private funds decreased $1.2 million in the third quarter of 2017 compared to the third quarter of 2016 as $2.4 million of additional fee income from private funds that we sponsor was offset by fee concessions and the continued liquidation of investments by various legacy private funds that we manage.
Other Income
The majority of other income for the three months ended September 30, 2017 consisted of $6.0 million of cost reimbursements, of which $4.3 million was from managing the operations of the retail companies. For the same period in 2016, other income was made up of $1.4 million of cost reimbursements, with the remainder attributed primarily to expense recoveries from borrowers and other recoveries from resolution of our loan investments.
Interest Expense

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$48,586	$—	$48,586
Industrial	8,803	11,532	(2,729)
Hospitality	35,351	—	35,351
Other Equity and Debt	46,333	19,475	26,858
Corporate-level debt	12,981	11,189	1,792
	$152,054	$42,196	109,858
Net increase in interest expense between the third quarter of 2017 compared to the same period in 2016 resulted from the following:

•	$93.1 million of interest expense on $6.5 billion of investment level debt assumed in the Merger, financing NRF assets in the healthcare, hospitality as well as other equity and debt segments;

•
$2.7 million of lower interest expense in our industrial portfolio as (i) the three months ended September 30, 2016 included approximately $1.0 million of accelerated deferred financing costs, and (ii) lower average debt balance in the three months ended September 30, 2017 compared to the same period in 2016 as we paid off the remaining balance on our variable rate acquisition debt in 2017;

•
$17.7 million net increase in interest expense on legacy Colony debt in the other equity and debt segment from new investment level financing as well as debt assumed from acquisitions of CPI and THL Hotel Portfolio. These increases were partially offset by the paydown of debt, primarily from sales of our loan and real estate investments, particularly in our non-core portfolio of limited service hotels; and

•
$1.8 million net increase in interest expense on corporate level debt driven by (i) $3.4 million of interest expense on NRF exchangeable notes and junior subordinated debt assumed in the Merger, largely offset by (ii) $1.9 million decrease in interest expense on our corporate credit facility due to lower utilization of our credit line as we applied some of the net proceeds from sale of our manufactured housing portfolio for working capital purposes.

Investment, Servicing and Commission Expense
This includes on-going costs incurred by the Company for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, and unconsummated deal costs. The

$13.3 million increase between the three months ended September 30, 2017 compared to the same period in 2016 can be attributed largely to $9.5 million of expenses incurred in relation to assets and service arrangements acquired from NSAM and NRF, and $1.6 million in connection with special servicing and hotel management fees on the THL Hotel Portfolio.
Transaction Costs
The higher transaction costs in the third quarter of 2016 was due to $4.9 million related to the Merger. In the same period in 2017, the majority of transaction costs were incurred in connection with the foreclosure of the THL Hotel Portfolio and the potential Combination transaction to create a new publicly traded commercial real estate credit REIT.
Depreciation and Amortization
Depreciation and amortization was significantly higher for the three months ended September 30, 2017 as a result of the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $97.7 million in aggregate. Depreciation and amortization on Colony real estate and intangible assets increased $21.4 million, attributable largely to the acquisition of the THL Hotel Portfolio and continued growth of our industrial portfolio, partially offset by decreases due to sales or classification of real estate as held for sale, mainly in our non-core hotel and European portfolios.
Provision for Loan Losses

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Non-PCI loans	$3,965	$36	$3,929
PCI loans	1,151	6,533	(5,382)
Total provision for loan losses	$5,116	$6,569	(1,453)
While provision for loan losses in both periods reflected largely a decrease in expected cash flows on PCI loans, the three months ended September 30, 2017 also included a $1.8 million reversal of provision following higher recoveries upon the bulk sale of a portfolio of PCI loans, as well as provision on non-PCI loans, specifically $1.8 million on a development loan based on revised cash flow projections and $1.6 million on a loan in the healthcare segment due to a decline in collateral value.
For the three months ended September 30, 2017 and 2016, $2.5 million and $5.4 million of provision for loan losses, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Healthcare	$8,250	$—	$8,250
Industrial	44	—	44
Other Equity and Debt	6,718	941	5,777
Investment Management	9,061	—	9,061
	$24,073	$941	23,132
Healthcare—Impairment of $7.6 million was recorded on three net lease properties in Illinois which were classified as held for sale in September 2017. The remaining $0.6 million of impairment, net of expected insurance recoveries, was taken on four senior housing operating facilities in Texas as a result of Hurricane Harvey.
Other Equity and Debt—Impairment in both periods pertained largely to properties that were sold or held for sale. The higher impairment in the three months ended September 30, 2017 can be attributed primarily to $3.2 million on three net lease warehouses in Ohio based on their contracted selling price, $1.2 million from the sale of our remaining two non-core limited service hotels, and a $0.8 million increase in impairment on our European properties. Additionally, twenty-five hotels in our THL Hotel Portfolio located in Texas, Florida and Georgia suffered varying degrees of physical damage from Hurricanes Harvey and Irma in the third quarter of 2017, resulting in estimated impairment loss of approximately $0.8 million, net of insurance recoveries.
Investment Management—The $9.1 million impairment represents a write-down of goodwill allocated to the Townsend operating segment based on the net asset value of the Townsend business compared to its contracted sale price. The sale is expected to close in the fourth quarter of 2017 or the first quarter of 2018.

Impairment loss of $4.7 million and $0.8 million in the three months ended September 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Compensation Expense
The following table provides the components of compensation expense. In addition to a significantly larger workforce following the Merger, the three months ended September 30, 2017 also included Merger-related compensation expense.

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$43,969	$26,098	$17,871
Equity-based compensation	7,848	3,484	4,364
	51,817	29,582	22,235
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	30,336	—	30,336
Severance and other employee transition	2,869	—	2,869
	33,205	—	33,205
	$85,022	$29,582	55,440
Administrative Expense
In addition to operating a much larger organization following the Merger, the three months ended September 30, 2017 also included $4.9 million of administrative costs in connection with integrating the operations of the combined entities, including but not limited to system integration, legal fees and other professional fees paid to third party advisors and consultants. Such costs are not expected to recur and do not represent the on-going costs of a fully integrated combined organization.
Gain on Sale of Real Estate

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Industrial	$—	$1,949	$(1,949)
Other Equity and Debt	72,541	9,202	63,339
	$72,541	$11,151	61,390
Industrial—In the third quarter of 2017, there was no gain resulting from the sale of one industrial property in Atlanta, while the gain in the third quarter of 2016 arose largely from the sale of our industrial properties in Memphis.
Other Equity and Debt—The significantly higher gain in the third quarter of 2017 was driven by a $68.1 million gain from the sale of two net lease properties in Switzerland which we acquired in January 2015. In the same period last year, we recorded gains primarily from the sale of our non-core limited service hotels and a net lease property.
Gain on sale of $3.1 million and $4.4 million in the three months ended September 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
Net loss of $8.8 million in the third quarter of 2017 can be attributed primarily to the combined effect of the following:

•
$8.5 million unrealized loss on an undesignated out-of-money interest rate swap assumed through the Merger. The swap was intended to economically hedge future refinancing risk on certain NRF mortgage debt; and

•	$10.4 million loss due to OTTI and write off of basis, primarily on CMBS securities held by consolidated N-Star CDOs, as the underlying securitization tranches continue to wind up.
These losses were offset by:

•	$6.1 million gain due to a decrease in fair value of the contingent consideration liability from the Internalization transaction in 2015;

•	$2.0 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment; and

•
approximately $2.0 million gain resulting from the syndication of 90% of the equity in a California office building in September 2017. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The deconsolidation resulted in a gain, which represents the excess of proceeds from the syndication over the carrying value of our equity that was sold.

In contrast, in the third quarter of 2016, we recorded a net gain of $4.6 million due to the decrease in fair value of the contingent consideration liability from the Internalization. The estimated fair value of the contingent consideration from the Internalization is affected by various factors, including projected performance targets and probabilities of achieving those targets, and as the contingent consideration is payable in shares of the Company, our class A common stock price.
Earnings from Investments in Unconsolidated Ventures

	Three Months Ended September 30,
(In thousands)	2017	2016	Change
Industrial	$34	$—	$34
Other Equity and Debt	13,071	12,805	266
Investment Management	4,342	3,879	463
	$17,447	$16,684	763
Through the Merger, we acquired approximately $0.7 billion of investments in unconsolidated ventures, which include interests in a healthcare investment manager, real estate investment managers, various real estate joint ventures and limited partnership interests in third party sponsored private equity funds. These investments contributed $6.3 million in net losses in the third quarter of 2017, driven by decreases in expected future cash flows of certain investments in private funds accounted for under the fair value option.
The legacy Colony investments contributed $23.7 million in earnings in the three months ended September 30, 2017, a $7.1 million increase from the same period in 2016, resulting from new investments since the third quarter of 2016 and additional preferred equity investments in July 2017.
Income Tax Benefit
A net income tax benefit of $10.6 million was recorded in the three months ended September 30, 2017 compared to a $3.4 million net income tax benefit in the same period in 2016. The higher income tax benefit can be attributed in part to a net loss in the Townsend investment management business as a result of an impairment charge taken in the third quarter of 2017.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through the business combinations which were classified as held for sale at the time of acquisition. In the three months ended September 30, 2017, net income from discontinued operations of $1.5 million relates to hotels held for sale in our THL Hotel Portfolio acquired in July 2017.
Preferred Stock Redemption
In the three months ended September 30, 2017, $0.9 million was recorded to increase net income available to common stockholders, representing the excess in aggregate carrying value of the legacy NRF Series B and Series C preferred stock, for which redemption notices were delivered in September 2017, over their redemption price of $25.00 per share. This was because the Series C preferred stock carrying value included a premium that was recognized based on its trading price at the closing of the Merger.

Nine Months Ended September 30, 2017 and 2016
Property Operating Income and Property Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$451,099	$—	$451,099
Industrial	175,064	142,693	32,371
Hospitality	619,027	—	619,027
Other Equity and Debt	295,860	136,777	159,083
	$1,541,050	$279,470	1,261,580
Property operating expenses:
Healthcare	$206,363	$—	$206,363
Industrial	49,312	41,636	7,676
Hospitality	401,351	—	401,351
Other Equity and Debt	145,046	47,833	97,213
	$802,072	$89,469	712,603
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of $1,110.6 million and incurred property operating expenses of $623.5 million for the nine months ended September 30, 2017.
Industrial—Increases in total property operating income and expenses in our industrial portfolio reflect continued growth of the portfolio through acquisitions and increase in base rents. As of September 30, 2017 and 2016, the industrial portfolio consisted of 388 and 336 buildings, respectively, with a net addition of 52 buildings between September 30, 2016 and September 30, 2017.
Comparing our industrial portfolio on a same store basis for the nine months ended September 30, 2017 and 2016, the increase in property operating income reflects an increase in average occupancy from 93.6% to 94.6%, and generally, higher rental rates on new and renewal leases as well as contractual rental rate increases within existing leases. Same store property operating expenses also increased during this period due to higher real estate taxes, bad debt expense and property management fees, partially offset by lower repair and maintenance costs.

	Nine Months Ended September 30,
($ in thousands)	2017	2016	% change
Industrial: (1)
Same store property operating income	$139,413	$134,778	3.4%
Same store property operating expenses	39,693	38,838	2.2%
__________

(1)	Our same store portfolio consisted of 306 buildings, which consisted of the same buildings that were owned during the nine months ended September 30, 2017 and 2016.
Other Equity and Debt—Excluding properties acquired through the Merger, property operating income and property operating expenses related to our remaining other equity and debt portfolio increased $118.6 million and $81.4 million, respectively, for the nine months ended September 30, 2017 compared to the same period in 2016. The increases were driven by $105.0 million of property operating income and $70.9 million of property operating expenses from the THL Hotel Portfolio which we acquired through a consensual foreclosure in July 2017.
Interest Income
The increase in interest income in 2017 can be attributed to interest earning assets acquired from NRF and NSAM, specifically $56.4 million and $20.4 million of interest income from CRE securities and loans receivable, respectively. Excluding interest earning assets from the Merger, remaining interest income from the Colony portfolio of loans receivable decreased $35.0 million between the nine months ended September 30, 2017 and 2016 due to loan repayments, pay-offs, sales as well as foreclosures, which more than offset income from new loans and additional draws on existing loans.

Fee Income
Fee income was earned from the following sources:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Institutional funds	$46,287	$49,347	$(3,060)
Retail Companies	67,674	—	67,674
Public company—NRE	10,495	—	10,495
Broker dealer, Townsend funds and other clients	42,806	—	42,806
	$167,262	$49,347	117,915
For the period following the Merger through September 30, 2017, we earned $121.0 million of additional fee income, primarily management fees from the retail companies and NRE, as well as management fees, incentive income and advisory fees from Townsend private funds and clients.
Fee income from Colony private funds decreased $3.1 million in the year-to-date 2017 compared to the same period in 2016. While the private funds that we sponsor contributed a $5.8 million increase in fee income, predominantly from our distressed credit and industrial funds, this was more than offset by fee concessions and continued realization of investments by various legacy private funds that we manage.
Other Income
The majority of other income for the nine months ended September 30, 2017 consisted of $19.6 million of cost reimbursements, of which $15.0 million was from managing the operations of the retail companies, as well as approximately $6.4 million of expense recoveries from borrowers and other recoveries from loan resolutions. For the same period in 2016, other income was made up of $3.5 million of cost reimbursements, with the remainder attributed primarily to recoveries related to our loan investments.
Interest Expense

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$137,522	$—	$137,522
Industrial	29,163	30,906	(1,743)
Hospitality	98,484	—	98,484
Other Equity and Debt	112,782	62,103	50,679
Corporate-level debt	40,641	33,626	7,015
	$418,592	$126,635	291,957
The significant net increase in interest expense between the nine months ended September 30, 2017 and 2016 was a result of the following:

•	$261.9 million of interest expense on $6.5 billion of investment level debt assumed in the Merger, financing NRF assets in the healthcare, hospitality as well as other equity and debt segments;

•	$1.7 million decrease in interest expense in our industrial segment due to a lower average debt balance in 2017 as we paid off the remaining balance on our variable rate acquisition debt in 2017;

•
$24.8 million net increase in interest expense on legacy Colony debt in the other equity and debt segment from additional investment level financing as well as debt assumed from acquisition of CPI and THL Hotel Portfolio. These increases were partially offset by decreases in interest expense due debt paydowns, primarily from sales of our loans and real estate investments, particularly in our non-core hotel portfolio; and

•
$7.0 million net increase in interest expense on corporate level debt driven by (i) $10.5 million of interest expense on NRF exchangeable notes and junior subordinated debt assumed in the Merger, partially offset by (iii) $3.6 million decrease in interest expense on our corporate credit facility with lower utilization of our credit line as we applied some of the net proceeds from sale of our manufactured housing portfolio for working capital purposes.

Investment, Servicing and Commission Expense
This includes costs incurred by the Company for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, and unconsummated deal costs. The $26.5 million increase in costs between the nine months ended September 30, 2017 compared to the same period in 2016 can be attributed predominantly to expenses incurred in relation to assets and service arrangements acquired from NSAM and NRF.
Transaction Costs
For the nine months ended September 30, 2017, transaction costs of $85.3 million were incurred in connection with the Merger. These costs consisted primarily of professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Approximately $66.8 million of transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Merger. Excluding Merger-related costs, other transaction costs were related predominantly to new acquisitions and the potential Combination transaction to create a new publicly traded commercial real estate credit REIT.
For the nine months ended September 30, 2016, we incurred $11.3 million of transaction costs related to the Merger, with remaining costs pertaining primarily to new investments.
Depreciation and Amortization
The significant increase in the nine months ended September 30, 2017 was driven by the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $293.7 million of depreciation and amortization in aggregate. Colony real estate and intangible assets recorded an $30.2 million increase in depreciation and amortization resulting largely from the acquisitions of CPI and THL Hotel Portfolio as well as continued growth in our industrial portfolio, partially offset by real estate sales or classification as held for sale, mainly in our non-core hotel and European portfolios.
Provision for Loan Losses

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Non-PCI loans	$6,890	$4,101	$2,789
PCI loans	6,017	13,311	(7,294)
Total provision for loan losses	$12,907	$17,412	(4,505)
Provision for loan losses in both periods reflected primarily a decrease in expected cash flows on PCI loans. In 2017, this was net of a $2.1 million reversal of provision following higher recoveries upon the bulk sale of a portfolio of PCI loans.
Significant drivers of provision for loan losses on non-PCI loans in 2017 included $1.8 million on a development loan based on revised cash flow projections, $1.6 million on a loan in the healthcare segment due to a decline in collateral value and $1.5 million on certain securitized loans which were subsequently resolved. In 2016, provision for loan losses on non-PCI loans reflected primarily a decrease in underlying collateral value and losses on a TDR loan.
For the nine months ended September 30, 2017 and 2016, provision for loan losses of $6.3 million and $10.6 million, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Healthcare	$8,250	$—	$8,250
Industrial	44	137	(93)
Other Equity and Debt	27,998	5,004	22,994
Investment Management	9,061	320	8,741
	$45,353	$5,461	39,892
Healthcare—Impairment of $7.6 million was recorded on three net lease properties in Illinois which were classified as held for sale in September 2017. The remaining $0.6 million of impairment, net of expected insurance recoveries, was taken on four senior housing operating facilities in Texas as a result of Hurricane Harvey.
Industrial—Impairment loss reflects selling costs on properties sold.

Other Equity and Debt—The higher impairment in 2017 can be attributed to a $13.9 million increase in impairment on our European real estate due to declining performance or decreases in value of properties to be sold, $5.1 million from the sale of our remaining six non-core limited service hotels, and $3.2 million on three net lease warehouses in Ohio based on their contracted selling price. Additionally, twenty-five hotels in our THL Hotel Portfolio located in Texas, Florida and Georgia suffered varying degrees of physical damage from Hurricanes Harvey and Irma in the third quarter of 2017, resulting in estimated impairment loss of approximately $0.8 million, net of insurance recoveries.
Investment Management—The $9.1 million impairment in 2017 represents a write-down of goodwill allocated to the Townsend operating segment based on the net asset value of the Townsend business compared to its contracted sale price. The sale is expected to close in the fourth quarter of 2017 or the first quarter of 2018. In 2016, our investment management contract intangible was written down by $0.3 million due to a change in fee basis on a liquidating fund.
Impairment loss of $20.2 million and $4.0 million in the nine months ended September 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.
Compensation Expense
The following table provides the components of compensation expense. In addition to a significantly larger workforce following the Merger, the nine months ended September 30, 2017 also included Merger-related compensation expense:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$126,623	$70,363	$56,260
Equity-based compensation	20,783	10,326	10,457
	147,406	80,689	66,717
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	86,390	—	86,390
Severance and other employee transition	23,803	—	23,803
	110,193	—	110,193
	$257,599	$80,689	176,910
Administrative Expense
In addition to operating a much larger organization following the Merger, in the nine months ended September 30, 2017, we also incurred $11.1 million of administrative costs in connection with integrating the operations of the combined entities, including but not limited to system integration, office lease rationalization, legal costs as well as other professional fees paid to third party advisors and consultants. Such costs are not expected to recur and do not represent the on-going costs of a fully integrated combined organization.
Gain on Sale of Real Estate

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Industrial	$8,695	$2,749	$5,946
Other Equity and Debt	88,006	65,365	22,641
	$96,701	$68,114	28,587
Industrial—The higher gain in the nine months ended September 30, 2017 was driven by the sale of eight industrial properties in the Chicago market in May 2017.
Other Equity and Debt—We recorded significant gains from a single sale transaction in each of the nine months ended September 30, 2017 and 2016, comprised of a $68.1 million gain from the sale of two net lease properties in Switzerland in July 2017 and a $49.3 million gain from the sale of a foreclosed property in Germany in February 2016, respectively.
Gain on sale of $14.3 million and $44.7 million in the nine months ended September 30, 2017 and 2016, respectively, were attributed to noncontrolling interests in investment entities.

Other Gain (Loss), Net
During the nine months ended September 30, 2017, a net loss of $7.3 million was recorded, resulting primarily from the net impact of the following:

•	$14.3 million unrealized loss on an undesignated out-of-money interest rate swap assumed through the Merger; and

•	$12.5 million loss due to OTTI and write off of basis, primarily on CMBS securities held by consolidated N-Star CDOs, as the underlying securitization tranches continue to wind up.
These losses were offset by:

•	$14.3 million gain due to a decrease in fair value of the contingent consideration liability from the Internalization transaction in 2015;

•	$6.2 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment; and

•
approximately $2.0 million gain resulting from the syndication of 90% of the equity in a California office building in September 2017. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The deconsolidation resulted in a gain, which represents the excess of proceeds from the syndication over the carrying value of our equity that was sold.

In the same period in 2016, the gain of $18.3 million was due to a $13.6 million decrease in fair value of the contingent consideration liability from the Internalization, with other unrealized gains from derivative fair value changes.
Earnings from Investments in Unconsolidated Ventures

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Industrial	$62	$—	$62
Other Equity and Debt	241,462	69,189	172,273
Investment Management	12,309	3,037	9,272
	$253,833	$72,226	181,607
The significant increase in earnings from investments in unconsolidated ventures in the nine months ended September 30, 2017 was driven by a $191.2 million gain from the sale of all of our 14% interest in SFR and $22.5 million of net earnings from investments acquired through the Merger. This was partially offset by a $45.0 million gain from the redemption of our preferred equity in a joint venture investment in the nine months ended September 30, 2016.
Income Tax Expense
While we incurred additional income tax expense on the healthcare, industrial and hospitality segments, there was a larger income tax benefit in the investment management segment post Merger, which resulted in an overall higher net income tax benefit of $7.0 million in the nine months ended September 30, 2017 compared to a $0.9 million income tax benefit in the same period in 2016.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations which were classified as held for sale at the time of acquisition. In the nine months ended September 30, 2017, net income from discontinued operations included $12.6 million from the operations of our manufactured housing portfolio during the two month period prior to its disposition in March 2017 and $1.5 million from the operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017.
Preferred Stock Redemption
A $4.5 million charge against net income available to common stockholders was recorded in the nine months ended September 30, 2017, representing the excess of the redemption price of $25.00 per share over the carrying value of our Series A and F preferred stock which we redeemed in June 2017 and Series B and C preferred stock for which redemption notices were delivered in September 2017 and settled in October 2017.

Segments
The following discussion summarizes key information on each of our five segments.
Net operating income ("NOI") and earnings before interest, income tax, depreciation and amortization ("EBITDA") for our core real estate segments were determined as follows. NOI and EBITDA are discussed further and reconciled to GAAP in "—Non-GAAP Measures."

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Total revenues	$157,732	$63,410	$221,987	$49,494
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(6,513)	(2,011)	(3)	(608)
Interest income	—	(165)	—	—
Property operating expenses (1)	(73,217)	(16,620)	(143,042)	(13,921)
Compensation expense (1)	—	(336)	—	(238)
NOI or EBITDA	$78,002	$44,278	$78,942	$34,727

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Total revenues	$455,902	$176,577	$619,222	$143,956
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(21,897)	(4,824)	(30)	(2,410)
Interest income	—	(165)	—	—
Property operating expenses (1)	(206,363)	(49,312)	(401,351)	(41,636)
Transaction, investment and servicing costs	—	(101)	—	(14)
Compensation expense (1)	—	(1,229)	—	(1,264)
NOI or EBITDA	$227,642	$120,946	$217,841	$98,632
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
In connection with our on-going sales initiative, subsequent to the Merger, we closed on the sale of an 19% noncontrolling interest in our healthcare real estate portfolio through a newly formed joint venture for $350 million (including $20 million of certain pre-funded capital items). Our healthcare joint venture in turn owns approximately 88% of our healthcare portfolio, with the remaining 12% owned by existing minority interest holders. We act as the manager of our healthcare joint venture and are responsible for the day-to-day business and affairs of our healthcare portfolio.
At September 30, 2017, our interest in our healthcare segment was approximately 71%.
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on property count) is in the United Kingdom.

The following table presents selected operating metrics of our healthcare segment:

Type	Number of Buildings at September 30, 2017	Capacity at September 30, 2017		Average Occupancy(1)	Average Remaining Lease Term (Years)	NOI for Three Months Ended September 30, 2017 (In thousands)	NOI for Nine Months Ended September 30, 2017 (In thousands)
Medical office buildings	109	3.9 million	square feet	83.5%	4.9	$13,843	$40,225
Senior housing—operating	109	6,436	units	87.8%	N/A	18,704	54,436
Net lease—senior housing	82	4,065	units	82.3%	11.1	14,638	41,506
Net lease—skilled nursing facilities	103	12,420	beds	82.1%	7.2	25,513	75,801
Net lease—hospitals	14	872	beds	61.5%	11.7	5,304	15,674
Total	417			82.9%	9.0	$78,002	$227,642
__________

(1)
Occupancy represents property operator's patient occupancy for all types except medical office buildings. Average occupancy is based on the number of units, beds or square footage by type of facility. Occupancy percentage is as of the last day of the quarter presented for medical office buildings, average of the quarter presented for senior housing—operating, and average of the prior quarter for net lease properties.

Revenue mix of our healthcare portfolio weighted by NOI was as follows. This data is presented for the trailing twelve months ended June 30, 2017 as our operators report on a quarter lag and excludes two operating partners who do not track or report payor source data.

Payor Sources	Revenue Mix %
Private Pay	56%
Medicaid	33%
Medicare	11%
Total	100%
Subsequent to the Merger, we sold five medical office buildings totaling 0.2 million square feet and four skilled nursing facilities totaling 374 beds for aggregate net proceeds of $2.8 million. At September 30, 2017, we had one portfolio, one medical office building and four skilled nursing facilities held for sale, with an aggregate real estate carrying value of $197.5 million and corresponding debt carrying value of $143.4 million. These activities reflect our continued monetization initiatives on non core assets.
As a result of Hurricanes Harvey and Irma in the third quarter of 2017, a small number of medical office buildings and net lease properties in Texas and Florida suffered some physical damage. This includes the closure of one hospital in Texas, which is expected to re-open in December 2017. Our senior housing operating facilities, however, experienced only minor damage. As of September 30, 2017, we have recognized $0.6 million of impairment loss for damage on our properties, after taking into consideration approximately $7.0 million of anticipated insurance recoveries for property damage.
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
At September 30, 2017, we owned 41% of our industrial portfolio based on net asset value through our capital contributions of $750.0 million. Our ownership interest decreased from 49% at December 31, 2016 as we continue to expand our industrial portfolio through third party capital.
In the nine months ended September 30, 2017, we called an additional $457.3 million of third party capital and contributed $131.5 million of additional capital from our balance sheet. In May 2017, we fully paid off our variable rate acquisition debt, which had an outstanding principal balance of $413.0 million at December 31, 2016, primarily through proceeds from new capital contributions and refinancing with new fixed rate debt.
Our portfolio is well-diversified with over 44 million square feet and over 1,000 tenants across 17 major U.S. markets, with significant concentrations (by total square feet) in Atlanta (18%) and Dallas (17%).
The following table presents selected operating metrics of our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Annualized Gross Rent (1) (in thousands)
September 30, 2017	388	44,146	95%	3.6	$194,885
December 31, 2016	346	37,613	96%	3.7	161,102
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

At September 30, 2017, 75% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up only 9% of our portfolio based on annualized gross rent.
2017 Activity

•
Total portfolio leased percentage declined marginally from 96% at December 31, 2016 to 95% at September 30, 2017. In the nine months ended September 30, 2017, we added 6.5 million of net rentable square feet, taking into account both acquisitions and dispositions during the period.

•
Leasing activity continued at a steady pace with 80 new leases totaling 2.1 million square feet and 74 lease renewals totaling 3.3 million square feet. At September 30, 2017, no more than 18% of existing leases were scheduled to expire in any single year over the next ten years.

•	Acquisitions and dispositions during the nine months ended September 30, 2017 are summarized below. We continually recycle capital into newer assets to improve the overall quality of our portfolio.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Occupancy % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Proceeds (in thousands)	Realized Gain (in thousands)
Acquisitions	52	7,971	90%	$603,591	NA	NA
Dispositions	10	1,438	NA	NA	$41,021	$8,695
_________

(1)	Purchase price includes transaction costs for asset acquisitions.
At September 30, 2017, we had a purchase commitment of $8.5 million on one property in Las Vegas totaling 103,000 square feet that was 100% leased. The acquisition closed in November 2017. Also, at September 30, 2017, 12 buildings in Atlanta and one building in Dallas with aggregate carrying value of $62.8 million were held for sale.

•
None of our light industrial properties suffered structural damage as a result of Hurricanes Harvey and Irma in the third quarter of 2017. Certain properties in Orlando experienced minor damage. All of these properties remain fully operational.

Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
NOI—Industrial	$44,278	$34,727	$9,551	27.5%	$120,946	98,632	$22,314	22.6%
The increase in NOI in both the quarter to-date and year to-date periods reflect primarily the continued growth of our portfolio, with a 7.7 million net increase in rentable square feet between September 30, 2016 and September 30, 2017, taking into account both acquisitions and dispositions during this period. Additionally, rental rates were higher across new and renewal leases, including contractual rental rate increases within existing leases, which in aggregate, offset the higher real estate taxes incurred. Occupancy rate was largely stable at 95% across these periods.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels.
We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At September 30, 2017, we owned approximately 94% of our hospitality segment.
Our hotel portfolio is geographically diverse, located across 26 states, with concentrations (based on EBITDA) in California (17%), Texas (9%) and New Jersey (9%).
The following table presents selected operating metrics of our hotel portfolio:

	At September 30, 2017		Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	EBITDA (In thousands)	EBITDA (In thousands)
Select service	97	13,193	74.5%	$123	$92	$40,944	$117,386
Extended stay	66	7,936	84.4%	138	117	35,337	91,078
Full service	4	962	74.2%	153	114	2,661	9,377
Total	167	22,091	78.1%	130	102	$78,942	$217,841
__________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period.
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at September 30, 2017 was as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%
In the second quarter of 2017, we refinanced debt with outstanding principal of $1.6 billion in our hotel portfolio at a moderately reduced interest rate and extended their fully extended maturity dates from 2019 to 2022.
There was only minor damage and business interruption to a small number of our hotels in the hospitality segment caused by Hurricanes Harvey and Irma in the third quarter of 2017. Business interruption losses were fully offset by incremental revenue from hurricane-related demand.
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as through unconsolidated ventures. Over time, we intend to recycle capital from our other equity and debt investments and shift our balance sheet exposure to our core real estate segments.

Significant investments in our other equity and debt portfolio at September 30, 2017 were as follows:

Type	Carrying Value (In thousands)
Other real estate equity	$2,860,703
Investments in unconsolidated ventures—third party private equity funds (1)	287,886
Investments in unconsolidated ventures—other (2)	1,088,913
Loans receivable	3,383,139
Securities	408,663
__________

(1)	Carrying value reflects fair value of our limited partnership interests in third party sponsored private equity funds as we elected fair value option accounting.

(2)
Represents various equity method and cost method investments. Significant investments include acquisition, development and construction loans ($330 million) and preferred equity investments ($433 million).

Significant activities during the nine months ended September 30, 2017 were as follows:

•	Acquired a portfolio of distressed CRE loans in Ireland for $578 million, at approximately 60% discount to par, utilizing approximately 64% debt financing.

•
Acquired a controlling interest in CPI, a real estate investment group in Europe, through a restructuring of our loan receivable, resulting in the assumption of $566 million of real estate with underlying debt of $278 million.

•	Sold all of our interest in SFR for net proceeds of $501 million and a gain of $191 million.

•
Acquired an additional 4.7 million shares of NRE common stock, increasing our ownership interest in NRE to approximately 9%, valued at $66 million based on the closing price of NRE on November 7, 2017.

•
Acquired a Class A office building in Los Angeles in June 2017 for $456 million, including transaction costs. In September 2017, we syndicated 90% of the equity to third party investors and deconsolidated the property holding entity, with our remaining interest reflected as an equity method investment.

•
Acquired the THL Hotel Portfolio of 148 limited service hotels across the Southwest and Midwest U.S. in July 2017 through a consensual foreclosure of our loan receivable, resulting in the assumption of $1,260 million of real estate with underlying debt of $908 million. As a result of Hurricanes Harvey and Irma in the third quarter of 2017, 25 hotels in the THL Hotel Portfolio suffered varying degrees of damage, with certain hotels experiencing business interruption. One hotel was forced to close and is expected to re-open in January 2018. As of September 30, 2017, we have recognized $0.8 million of impairment loss for property damage, after taking into consideration $1.2 million of anticipated insurance recoveries for property damage. We are still assessing the estimated business interruption losses affecting certain of our hotels.

•	Sold two net lease properties in Switzerland that were acquired in January 2015 for a gain of $68 million.

•	At September 30, 2017, we had $713 million of real estate held for sale, financed with $364 million of debt.
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
For the nine months ended September 30, 2017, we closed on approximately $1.7 billion of third party capital commitments, including our pro rata share from equity method investments in third party asset managers.
Our total third party assets under management ("AUM") were as follows:

(In billions)	September 30, 2017	December 31, 2016
Third party AUM (1)	$41.7	$10.7
__________

(1)
All references to AUM herein refer to third party investments that we manage, excluding our own balance sheet investments. AUM refers to the assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. AUM is generally based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at September 30, 2017, except that AUM of the retail companies and NRE are presented as of November 3, 2017. AUM further includes a) uncalled capital commitments and b) for corporate investments in affiliates with asset and investment management functions, the Company’s pro rata share of assets of each affiliate as presented and calculated by the affiliate. The Company’s calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Prior to the Merger, the Company's AUM was determined based on the gross fair value of managed investments. The AUM at December 31, 2016 is presented above in accordance with the current definition of AUM based on gross undepreciated carrying value of managed investments.
The acquisition of NSAM's investment management business, including Townsend and NSAM's investments in third party asset managers, contributed $31.5 billion of our third party AUM at September 30, 2017. Colony's third party AUM of $10.2 billion at September 30, 2017 decreased $0.4 billion from December 31, 2016 due to continued realization of investments by liquidating funds, including the sale of shares in SFR held by our managed funds, partially offset by the July 2017 acquisition of the THL Hotel Portfolio which is co-invested with our managed funds, as well as the acquisition and subsequent syndication of a California office building investment to third party investors in September 2017.
Our third party AUM at September 30, 2017 by type is summarized below:

Type	Products	Description	AUM (in billions)
Institutional Funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund, other co-investment vehicles and special accounts	Earns base and asset management fees, potential for incentives on sponsored funds	$10.6
Retail Companies	NorthStar Income I, NorthStar Income II	Public non-traded REITs and investment companies	7.0
	NorthStar Healthcare	Broker-dealer subsidiary acts as dealer-manager for non-traded REIT product offerings or wholesale marketing agent for investment company product offerings
	NorthStar/RXR NY Metro (1)
Earns base management fees from all retail companies, acquisition and disposition fees from non-traded REITs (except for NorthStar/RXR NY Metro), and potential for performance fees (except for NorthStar/Townsend)

	NorthStar Capital Fund
	NorthStar/Townsend (2)
Public Companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.1
		Earns base management fees, potential for incentives
Townsend (3)	Commingled funds, segregated mandates, advisory services	84% interest in Townsend Group	14.8
		Manage fund-of-funds and custom portfolios primarily invested in direct real estate funds
		Source co-investments and joint ventures alongside GPs
		Earns base management fees, performance fees, advisory fees
Pro Rata Corporate Investments	Joint venture investments	Earns share of earnings from unconsolidated ventures	7.2

Includes investments in RXR Realty (27% interest), a real estate owner, developer and asset manager with AUM over $12 billion; and AHI (43% interest), a healthcare asset manager and sponsor of non-traded vehicles with AUM of $2.9 billion

			$41.7
__________

(1)	Fee income is shared between the Company and its co-advisor, RXR Realty.

(2)
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend”) submitted a registration statement on Form N-2 to the SEC in May 2017, which as of November 7, 2017, is not yet effective. Townsend is the advisor for NorthStar/Townsend and an affiliate of Colony NorthStar will act as administrator and sub-advisor for certain investments.

(3)	The Townsend investment management business is held for sale as of September 30, 2017.
Sale of Townsend Business
In September 2017, we entered into a definitive agreement to sell the Townsend business for $475 million, subject to certain purchase price adjustments. Net proceeds for our 84% interest after transaction and other expenses is estimated to be approximately $379 million. The sale is expected to close in the fourth quarter of 2017 or first quarter of 2018.
NRE Management Agreement Amendment
On November 9, 2017, the Company agreed to amend and restate its management agreement with NRE effective January 1, 2018. Key terms of the amendment include, among other terms: 1) the restructuring of the base management fee, which will change from a fixed base fee to a variable fee based on the European Public Real Estate Association Net

Asset Value ("EPRA NAV" as defined in the agreement); 2) modification of the incentive fee, which will change from being based on Cash Available for Distribution ("CAD" as defined in the agreement) per share to 20% over the excess of the total stockholder return (defined as dividends and stock price appreciation, and subject to a high water mark established when a prior incentive is realized) over a cumulative 10% annual hurdle rate; and 3) reduction of term from an initial twenty year term to a five year term. Under the terms of the amended and restated management agreement, beginning with NRE's 2018 annual stockholders' meeting, the Company will have the right to nominate one director (who is expected to be one of NRE's current directors employed by the Company) to NRE's Board of Directors. In addition, NRE provided the Company with an ownership waiver under NRE’s charter, which allows the Company to purchase up to 45% of NRE’s common stock. In connection with the waiver, the Company agreed that for all matters submitted to a vote of NRE’s stockholders, to the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted. The amendments to NRE’s management agreement and the ownership waiver were approved by a strategic review committee formed earlier this year by NRE's Board of Directors.
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

	Three Months Ended September 30,
(In thousands)	2017	2016
Net income attributable to common stockholders	$1,650	$22,878
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	97	4,189
Real estate depreciation and amortization	146,026	46,239
Impairment of real estate	19,610	991
Gain on sales of real estate	(72,541)	(14,970)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(46,160)	(13,049)
FFO attributable to common interests in Operating Company and common stockholders	$48,682	$46,278
_________

(1)
For the three months ended September 30, 2017, adjustments attributable to noncontrolling interests in investment entities include $44.0 million of real estate depreciation and amortization, $4.9 million of impairment of real estate, offset by $2.7 million of gain on sales of real estate. For the three months ended September 30, 2016, adjustments attributable to noncontrolling interests in investment entities include $16.0 million of real estate depreciation and amortization, $0.8 million of impairment of real estate, offset by $4.4 million of gain on sales of real estate. The adjustments attributable to noncontrolling interests also reflect the correction of a $0.7 million over-allocation of loss to noncontrolling interests in the three months ended September 30, 2016 that was recorded in the fourth quarter of 2016. The correction was not material to net income attributable to common stockholders or FFO attributable to common interests in the Operating Company for the period presented.
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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Net income (loss) from continuing operations	$(22,318)	$5,775	$4,169	$439
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(6,513)	(2,011)	(3)	(608)
Interest income	—	(165)	—	—
Interest expense	48,586	8,803	35,351	11,532
Transaction, investment and servicing costs	4,631	7	1,784	612
Depreciation and amortization	44,646	29,010	34,549	22,295
Provision for loan losses	1,588	—	—	—
Impairment loss	8,250	44	—	—
Compensation and administrative expense	1,511	2,833	1,681	2,489
Gain on sale of real estate	—	—	—	(1,949)
Other (gain) loss, net	(1,971)	—	149	(114)
Earnings from investments in unconsolidated ventures	—	(34)	—	—
Income tax (benefit) expense	(408)	16	1,262	31
NOI or EBITDA	$78,002	$44,278	$78,942	$34,727

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In thousands)	Healthcare	Industrial	Hospitality	Industrial
Net income (loss) from continuing operations	$(42,978)	$15,394	$6,303	$652
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(21,897)	(4,824)	(30)	(2,410)
Interest income	—	(165)	—	—
Interest expense	137,522	29,163	98,484	30,906
Transaction, investment and servicing costs	9,052	33	6,570	1,038
Depreciation and amortization	135,104	79,453	98,098	65,461
Provision for loan losses	1,588	—	—	—
Impairment loss	8,250	44	—	137
Compensation and administrative expense	5,302	8,441	5,763	5,773
Gain on sale of real estate	—	(8,695)	—	(2,749)
Other (gain) loss, net	(5,925)	—	444	(213)
Earnings from investments in unconsolidated ventures	—	(62)	—	—
Income tax (benefit) expense	1,624	2,164	2,209	37
NOI or EBITDA	$227,642	$120,946	$217,841	$98,632

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
Common Stock—Our board of directors declared the following dividends in 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 23, 2017	March 31, 2017	April 17, 2017	$0.27	(1)
May 4, 2017	June 30, 2017	July 17, 2017	0.27
August 3, 2017	September 30, 2017	October 16, 2017	0.27
November 2, 2017	December 29, 2017	January 15, 2018	0.27
__________

(1)
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

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding September 30, 2017 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series D	8.5%	8,000	4,250	0.5312500
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		65,464	$31,388
Common Stock Repurchases
On February 23, 2017, our board of directors authorized a common stock repurchase program, pursuant to which we may repurchase up to $300 million of our outstanding class A common stock over a one-year period, and of which $224.6 million has been repurchased as of September 30, 2017. This is described further in Note 15 to the consolidated financial statements.

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
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of November 7, 2017, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $971.0 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. We were in compliance with the financial covenants as of September 30, 2017.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in Note 11 to the consolidated financial statements.
In June 2017 and July 2017, we repurchased all $13.0 million of the outstanding principal of the 7.25% exchangeable notes upon exercise of the repurchase option by the note holders.
On November 2, 2017, we exchanged $2.8 million of the outstanding principal of the 5.375% exchangeable notes into shares of our class A common stock.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
We issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. We applied the proceeds from the offerings, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock. This is discussed in Note 15 to the consolidated financial statements.
Cash Flows
As a result of the Merger, comparisons of the period to period cash flows may not be meaningful. The periods as of and prior to January 10, 2017 represent the pre-merger cash flows of Colony, while the cash flows of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$385,493	$300,719
Investing activities	607,710	183,478
Financing activities	(478,377)	(230,296)
Operating Activities
Cash inflows from operating activities are generated primarily through property operating income from our real estate portfolio, interest received from loans receivable and securities, distributions of earnings received from unconsolidated ventures, and fee income from our investment management business. This is partially offset by payment of operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as compensation and general administrative costs.
Our operating activities generated cash of $385.5 million and $300.7 million for the nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2017 included the operating activities of NSAM's investment management business, and the operating activities of NRF's real estate business, primarily in healthcare and hospitality. Additionally, we incurred significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loan receivables, distributions of capital received from unconsolidated ventures, proceeds from sale of real estate, as well as proceeds from maturity or sale of securities.
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
Investing activities in the nine months ended September 30, 2017 generated net cash inflow of $607.7 million, resulting from our initiative to monetize non-core investments in 2017. This included the sale of all of our interest in SFR for $500.5 million, net of amounts held in escrow, and proceeds from the sale of various non-core real estate investments totaling $1,340.1 million, of which $664.4 million was from the sale of our manufactured housing portfolio. This was partially offset by various property acquisitions and capital expenditures of $1,194.2 million, including the continuous recycle of capital into newer assets in our industrial portfolio, as well as net cash outlay of $198.6 million on additional contributions and/or new investments in unconsolidated ventures, net of distributions received. Our loan investments generated minimal net cash outflows with receipts, primarily from repayments and sales proceeds totaling $786.0 million and cash outflows for loan disbursements and acquisitions of $821.8 million, of which $538.1 million, net of deposits, was for the acquisition of a distressed loan portfolio in Ireland.
In the nine months ended September 30, 2016, investing activities generated net cash inflow of $183.5 million as receipts from our loan portfolios, primarily from repayments and proceeds from sales totaling $731.3 million exceeded cash outflows for loan disbursements and acquisitions of $430.4 million. Our real estate investing activities resulted in minimal net cash outflow in aggregate with receipts from sale proceeds of $344.3 million and acquisitions and capital expenditures totaling $373.0 million.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated co-investors. We also have the ability to raise capital in the public markets through issuances of preferred stock, common stock and debt such as our convertible and exchangeable notes, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on our corporate debt and third party debt, as well as dividends to our preferred and common stockholders as well as distributions to our noncontrolling interests. We have a common stock repurchase program approved in 2017 that allows us to repurchase up to $300 million of our outstanding class A common stock through February 2018.
Net cash used in financing activities for the nine months ended September 30, 2017 was $478.4 million.
In the second quarter of 2017, we refinanced debt with $1.6 billion of outstanding principal in our hotel portfolio at a moderately reduced interest rate and extended their maturity dates.
In addition to financing activities related to our third party borrowings, which are used primarily to fund our real estate and loan investments, other significant financing activities during the nine months ended September 30, 2017 included the following:

•	sold a minority interest in our healthcare platform for $330 million (excluding pre-funded capital expenditures);

•	terminated a call spread arrangement assumed through the Merger in which we received $21.9 million in settlement, including the release of $15.0 million of cash pledged as collateral;

•	repurchased 17.3 million shares of our class A common stock for $224.6 million (including commissions);

•	repurchased all of our 7.25% exchangeable notes for $13.4 million; and

•
issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. We applied proceeds from the offerings totaling $637.9 million, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock for $644.9 million in aggregate.

In 2017, the availability of cash from asset sales resulted in a lower utilization of our corporate credit facility for working capital purposes.
For the nine months ended September 30, 2016, our net cash used in financing activities was $230.3 million, driven largely by $447.6 million of distributions made to noncontrolling interests in investment entities, of which a significant portion was related to proceeds from sale of a foreclosed property in Germany.
Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations and contingencies on an undiscounted basis as of September 30, 2017 and the future periods in which we expect to settle such obligations and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to September 30, 2017 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	Remaining 2017	2018-2019	2020-2021	2022 and after
Corporate credit facility (1)	$11,647	$894	$7,097	$3,656	$—
Convertible and exchangeable senior notes (2)	734,932	6,586	52,688	440,241	235,417
Secured and unsecured debt (3)	10,582,803	890,502	6,553,334	1,048,240	2,090,727
Securitization bonds payable (4)	550,711	143,659	356,879	50,173	—
Junior subordinated notes	501,261	2,983	23,670	23,702	450,906
Ground lease obligations (5)	186,228	1,592	12,920	13,011	158,705
Office lease obligations (6)	75,972	2,493	14,961	14,946	43,572
	12,643,554	$1,048,709	$7,021,549	$1,593,969	$2,979,327
Contingent consideration (7)	33,681
Lending commitments (8)	71,038
Investment commitments (9)	192,696
Total	$12,940,969
__________

(1)
Future interest payments on our corporate credit facility were estimated based on the applicable index at September 30, 2017 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the initial maturity date of January 2021. See “—Liquidity and Capital Resources." There was no outstanding principal on the corporate credit facility at September 30, 2017.

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 11 to the Consolidated Financial Statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity date of the respective secured and unsecured debt. Interest on floating rate debt was determined based on the applicable index at September 30, 2017. Excludes investment-level debt financing related to assets held for sale. See Note 11 to the Consolidated Financial Statements.

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

(6)
We lease office space under noncancellable operating leases. The amounts reflect only minimum lease payments and do not project any potential escalation or other lease-related payments. Excludes contractual minimum rental payments on Townsend office leases.

(7)	Contingent consideration liability is in connection with the following:
(i) our acquisition of the investment management business and operations of our former external manager. The amount is payable to certain senior executives of the Company in shares of class A and class B common stock, as well as OP Units, subject to achievement of multi-year performance targets. Although the earnout period expires on June 30, 2018, portions of contingent consideration related to capital raising targets may become due upon achieving those targets. See Note 13 to the Consolidated Financial Statements.
(ii) our acquisition of the THL Hotel Portfolio through a consensual foreclosure. An amount up to $13.0 million is payable to a preferred equity holder of the former borrower based on performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds. See Note 3 to the Consolidated Financial Statements.
The amount presented reflects the aggregate estimated fair value of the contingent considerations at September 30, 2017:

(8)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding as of September 30, 2017 are not included. See Note 5 to the Consolidated Financial Statements.

(9)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to third party-sponsored funds and Company-sponsored funds that are not consolidated. Potential future commitments that we have approved but are not yet legally binding as of September 30, 2017 are not included. See Notes 4 and 6 to the Consolidated Financial Statements.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of September 30, 2017.
In connection with certain hotel acquisitions, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2025 and 2030. At September 30, 2017, the Company did not have any obligations under these guarantees.
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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of November 7, 2017, the termination value was approximately $171.9 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of November 7, 2017, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $173.8 million or unrealized loss of $199.7 million.
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
At September 30, 2017, we had approximately €498.2 million, £237.7 million, CHF0.2 million and NOK 802.4 million or a total of $1,008.1 million, in European investments. A 1% change in these foreign currency rates would result in a $10.1 million increase or decrease in translation gain or loss included in other comprehensive income. At September 30, 2017, our share of net tax-effected accumulated foreign exchange gain on the European investments was approximately $24.7 million, net of effect of hedging.
A summary of the foreign exchange contracts in place at September 30, 2017, including notional amount and key terms, is included in Note 12 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2017, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2017.
Changes in Internal Control over Financial Reporting
As a result of the Merger, we are in the process of integrating the systems, processes and internal controls of Colony, NSAM and NRF, and we expect the integration to be sufficiently completed at the end of the current fiscal year. We will continue to review our internal control practices for the combined company in consideration of future integration and post-merger activities.

Except as described above in the preceding paragraph, during the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2017, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors.
Risks Related to the Proposed Combination among the Company, NorthStar I and NorthStar II
We cannot be sure of the market price of the Colony NorthStar Credit common stock we will receive as consideration for our contribution of the CLNS Contributed Portfolio.
Upon completion of the Combination, we will receive shares of Colony NorthStar Credit's Class A common stock (or Class B common stock in the event of a listing without an initial public offering). We anticipate that Colony NorthStar Credit’s Class A common stock will be traded on a national securities exchange; however, prior to the Combination, there has not been and will not be an established public trading market for Colony NorthStar Credit's common stock. The market price of Colony NorthStar Credit's class A common stock following the Combination will be unknown until the commencement of trading of Colony NorthStar Credit's class A common stock upon the consummation of the Combination. The value of Colony NorthStar Credit's class B common stock will be based on the market price of Colony NorthStar Credit's class A common stock at the time that the applicable class of Colony NorthStar Credit's class B common stock converts to Colony NorthStar Credit's class A common stock.
The number of Colony NorthStar Credit shares we will receive in consideration for our contribution of the CLNS Contributed Portfolio is fixed and generally will not be adjusted for changes in the value of the assets and liabilities that comprise the CLNS Contributed Portfolio.
If the Combination is completed, we will receive a fixed number of Colony NorthStar Credit's class A common stock (or Colony NorthStar Credit's class B common stock in the event of a listing without an initial public offering) in consideration for the CLNS Contributed Portfolio.
The number of shares of Colony NorthStar Credit's class A common stock (or Colony NorthStar Credit's class B common stock in the event of a listing without an initial public offering) is fixed and may be adjusted only under certain limited circumstances as set forth in the combination agreement and will not be adjusted to reflect any changes in the value of the assets and liabilities that comprise the CLNS Contributed Portfolio between the signing of the combination agreement and the closing of the Combination. However, immediately prior to the closing of the Combination, Colony NorthStar Credit will, if necessary, declare a special distribution to us in an amount that is intended to provide us a true up for the difference between (i) the sum of (a) the loss in value of NorthStar I and NorthStar II as a result of the distributions made by NorthStar I and NorthStar II in excess of funds from operations from July 1, 2017 through the day immediately preceding the closing date of the Combination (excluding the dividend payment made by each of NorthStar I and NorthStar II on July 1, 2017), (b) funds from operations of the investment entities in which subsidiaries of the Company own interests to be contributed to Colony NorthStar Credit (the “CLNS Investment Entities”) from July 1, 2017 through the day immediately preceding the closing date of the Combination, (c) cash contributions or contributions of certain intercompany receivables made to the CLNS Investment Entities from July 1, 2017 through the day immediately preceding the closing date of the Combination and (d) the expected present value of certain unreimbursed operating expenses of NorthStar I and NorthStar II paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the CLNS Investment Entities from July 1, 2017 through the day immediately preceding the closing date of the Combination, excluding that certain distribution made by the CLNS Investment Entities in July 2017 relating to the partial repayment of a certain investment.
Completion of the Combination is subject to many conditions and if these conditions are not satisfied or waived, the Combination will not be completed.
Completion of the Combination is subject to many conditions that must be satisfied or waived under the combination agreement for the Combination to be completed including, among others, receipt of approval of the stockholders of NorthStar I and NorthStar II.
In addition, each of the parties may terminate the combination agreement under certain circumstances, including, among other reasons, if the Combination is not completed by the outside date (as set forth in the combination agreement).

There can be no assurance that the conditions to the closing of the Combination will be satisfied or waived. For example, Colony NorthStar Credit’s ability to qualify as a REIT depends, in part, on its acquisition of NorthStar I’s and NorthStar II’s qualifying REIT assets in the Combination. Accordingly, for Colony NorthStar Credit’s counsel to deliver the REIT qualification opinion that is a condition to the closing of the Combination, Colony NorthStar Credit must be able to project, and its counsel to reasonably assume, that Colony NorthStar Credit will satisfy the REIT income and asset tests for the entire taxable year of the Combination. Accordingly, there can be no assurance that the Combination will be completed.
If the Combination does not occur, we may incur payment obligations to the others.
If the combination agreement is terminated under certain circumstances, we may be required to pay NorthStar I and NorthStar II certain termination fees or transaction expenses of up to $10 million each (depending on the specific circumstances), NorthStar I may be required to pay us and NorthStar II certain termination fees or transaction expenses of up to $10 million each (depending on the specific circumstances) and NorthStar II may be required to pay us or NorthStar I certain termination fees, as applicable, or transaction expenses of up to $10 million each (depending on the specific circumstances).
If the Combination is approved by the NorthStar I and NorthStar II stockholders, the date on which we will receive Colony NorthStar Credit common stock is uncertain.
Even if the Combination is approved by the NorthStar I and NorthStar II stockholders, the date on which the Combination is consummated and we receive Colony NorthStar Credit common stock will remain uncertain, and may not occur at all. Although it is expected that the Combination will be consummated the first quarter of 2018, the completion date of the Combination might be later than expected due to delays in satisfying the conditions to the closing of the Combination (including the listing by Colony NorthStar Credit of its class A common stock on a national securities exchange) or other unforeseen events. In addition, there can be no assurance that the Combination will be completed even if the required stockholder approvals are obtained.
Failure to complete the Combination could negatively affect our value and our future business and financial results.
If the combination agreement is terminated and the Combination is not completed for any reason, including as a result of the NorthStar I stockholders’ or NorthStar II stockholders’ failing to approve the necessary proposals, our ongoing business could be adversely affected and, without realizing any of the benefits of having completed the Combination, may be subject to several risks, including that:

•	we may experience negative reactions from our investors;

•
we will be required to pay certain costs relating to the Combination, whether or not the Combination is completed, and, depending on the circumstances relating to a termination, may be required to pay certain termination fees or transaction expenses; and

•	our management’s focus and resources may be diverted from operational matters and other strategic opportunities while working to implement the Combination.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuance of Equity Securities Upon Redemption of OP Units
In February 2017, we issued 45,371 shares of our class A common stock upon redemption of an equal number of our OP Units, of which 31,171 OP Units were held by FHB Holding LLC (which is controlled by certain of our employees) and 14,200 OP Units were allocated between two educational institutions that held the OP Units prior to their respective redemption requests. Such institutions received the OP Units as a charitable contribution from FHB Holdings LLC.
In April 2017, we issued 1,053,306 shares of our class A common stock upon redemption of an equal number of our OP Units, of which 607,841 OP Units were held by limited liability companies controlled by Thomas J. Barrack, Jr. and 445,465 OP Units were held by FHB Holdings LLC. In connection with such redemption of OP Units, we issued 28,166 shares of our class A common stock upon conversion of an equal number of shares of our class B common stock.
In May 2017, we issued 287,035 shares of our class A common stock upon redemption of an equal number of our OP Units held collectively by an educational institution and a religious institution, who in turn had received such units as charitable contributions from Colony Capital, LLC (which is controlled by certain members of our senior management).
In August 2017, we issued 295,201 shares of our class A common stock upon redemption of an equal number of our OP Units held by certain of our employees.

Such shares of class A common stock were issued and sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
Issuance of Equity Securities Upon Exchange of Notes
In August 2017, we issued 207,739 shares of our class A common stock to a holder of the 5.375% exchangeable notes upon exchange by such holder of $2,500,000 of outstanding principal on the 5.375% exchangeable notes. No consideration was received by the Company upon exchange of the 5.375% exchangeable notes for shares of our class A common stock. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.
Issuer Repurchase of Equity Securities
The number and weighted average price per share of shares purchased in the quarter ended September 30, 2017 is set forth in the table below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2017 through July 31, 2017	—	N/A	—	$132,014,594
August 1, 2017 through August 31, 2017	1,388,432	$13.08	1,388,432	113,855,223
September 1, 2017 through September 30, 2017	2,974,145	12.93	2,974,145	75,387,959
Total	4,362,577	$12.98	4,362,577	75,387,959
__________

(1)
The Company's common stock repurchase program was announced by the Company on February 28, 2017. Pursuant to the common stock repurchase program, the Company may repurchase up to $300 million of the Company's class A common stock over a one-year period.

ITEM 3.	Defaults Upon Senior Securities.
None.
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 7, 2017, David Hamamoto delivered a Notice of Resignation to the Company, effective as of January 11, 2018, by which Mr. Hamamoto tendered his voluntary resignation of all director and officer positions held with the Company, its affiliates, subsidiaries and any other entity in which the Company or its affiliates is the manager or serves in a similar capacity. Mr. Hamamoto’s resignation did not involve a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.
On November 7, 2017, the Board of Directors appointed Richard B. Saltzman, the Company’s Chief Executive Officer & President, as a director to fill the vacancy created by Mr. Hamamoto’s resignation. The appointment of Mr. Saltzman will be effective concurrently with the effective date of Mr. Hamamoto’s resignation.

ITEM 6. Exhibits.

Exhibit Number	Description

2.1
Master Combination Agreement, dated as of August 25, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on August 28, 2017)

3.1
Articles Supplementary designating Colony NorthStar, Inc.’s 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

10.1*	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 13, 2017
10.2*	Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 18, 2017
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony NorthStar, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 9, 2017

COLONY NORTHSTAR, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)