Form 10-K
period 2017-12-31
Colony NorthStar, Inc.
filed 2018-03-01
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37980

COLONY NORTHSTAR, INC. (Exact Name of Registrant as Specified in Its Charter)
Maryland	46-4591526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
515 South Flower Street, 44th Floor
Los Angeles, California 90071
(Address of Principal Executive Offices, Including Zip Code)

(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.25% Series B Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.50% Series D Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.75% Series E Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.50% Series G Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.125% Series H Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.15% Series I Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 7.125% Series J Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

			Emerging Growth Company	☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, was approximately $7.64 billion. As of February 26, 2018, 539,745,466 shares of the Registrant's class A common stock and 736,240 shares of class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Colony NorthStar, Inc. ("Colony NorthStar" or the “Company”) was formed through a tri-party merger (the "Merger") which closed on January 10, 2017 (the "Closing Date"), among:

•
NorthStar Asset Management Group Inc. ("NSAM"), a real estate focused asset management firm which commenced operations in July 2014 upon the spin-off by NorthStar Realty Finance Corp. ("NorthStar Realty" or "NRF") of its asset management business;

•	Colony Capital, Inc. ("Colony"), an internally managed real estate investment trust ("REIT") with investment management capabilities, established in June 2009; and

•	NRF, a diversified REIT with investments in multiple classes of commercial real estate, established in October 2004, which was externally managed by NSAM subsequent to the spin-off.
The transaction was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. The financial information for Colony NorthStar as set forth this Annual Report on Form 10-K (this "Annual Report") represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective January 11, 2017.
As used throughout this document, the terms "Colony NorthStar," the "Company," "we," "our" and "us" mean:

•	Colony NorthStar, Inc. beginning January 11, 2017, following the closing of the Merger; and

•	Colony for all periods on or prior to the closing of the Merger on January 10, 2017.
Accordingly, comparisons of the period to period financial information of Colony NorthStar may not be meaningful.

COLONY NORTHSTAR, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the market, economic and environmental conditions in the healthcare, hospitality and industrial real estate, other commercial real estate equity and debt, and investment management sectors;

•	any decrease in our net income and funds from operations as a result of the Merger or otherwise, or our other acquisition activity;

•
our ability to integrate and maintain consistent standards and controls following the Merger, including our ability to manage our acquisitions effectively and to realize the anticipated benefits of such acquisitions;

•	our ability to realize substantial efficiencies and synergies as well as anticipated strategic and financial benefits of the Merger;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Merger and our other acquisitions;

•
our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony NorthStar Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•
our ability to complete the proposed combination of our captive broker-dealer with S2K Financial Holdings, LLC within the contemplated timeframe or at all, including the ability to achieve any of the anticipated benefits of such transaction;

•	our ability to satisfy and manage our capital requirements;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
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

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms "Colony NorthStar," the "Company," "we," "our" and "us" refer to Colony NorthStar, Inc. beginning January 11, 2017, following the closing of the Merger, and Colony Capital, Inc. for all periods on or prior to the closing of the Merger on January 10, 2017. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to Colony Capital Operating Company, LLC, a Delaware limited liability company and the operating company of the Company.
Overview
We are a leading global real estate and investment management firm, principally located in Los Angeles, California and New York, New York, with more than 500 employees in offices across 18 cities in ten countries. We have significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. We currently have assets under management, including both our balance sheet investments and third party managed investments, of $43 billion, and manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, traded and non-traded REITs and registered investment companies.
We were organized on May 31, 2016 as a Maryland corporation, and intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As of December 31, 2017, the Company owned 94.4% of the Operating Company, as its sole managing member.
Colony NorthStar Merger
On January 10, 2017, the Merger among NSAM, Colony and NRF to form Colony NorthStar was completed in an all-stock exchange. The Merger created a significantly larger, more scalable and diversified, internally-managed equity REIT that includes an established institutional and retail investment management platform.
The senior management of Colony NorthStar includes Thomas J. Barrack, Jr. as the Executive Chairman and Richard B. Saltzman as the President and Chief Executive Officer. The board of directors of Colony NorthStar consists of ten members, eight of whom are independent.
Refer to Note 3 to the consolidated financial statements for further details on the Merger.
Commercial Real Estate Credit REIT
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar Income I”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), both publicly registered non-traded real estate investment trusts sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute their ownership interests ranging from 38% to 100% in certain investment entities (which interests represent the “CLNS Contributed Portfolio”) to Colony NorthStar Credit Real Estate, Inc. ("Colony NorthStar Credit") and its operating company, and NorthStar Income I and NorthStar Income II agreed to merge with and into Colony NorthStar Credit, with, in each case, Colony NorthStar Credit surviving, in all-stock mergers (collectively, the “Combination”). In consideration for the Company’s contribution of the CLNS Contributed Portfolio, the Company received approximately 44.4 million shares of Colony NorthStar Credit’s Class B-3 common stock (the “CLNC B-3 Common Stock”) and approximately 3.1 million common membership units in Colony NorthStar Credit’s operating company ("CLNC OP Units"). The CLNC B-3 Common Stock will automatically convert to Class A common stock of Colony NorthStar Credit upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Class A common stock of Colony NorthStar Credit, in Colony NorthStar Credit’s sole discretion.
The CLNS Contributed Portfolio comprises the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represent a select portfolio of U.S.

investments within the Company’s other equity and debt segment that are transferable assets consistent with Colony NorthStar Credit's strategy.
On January 18, 2018, the Combination was approved by the stockholders of NorthStar Income I and NorthStar Income II. The Combination closed on January 31, 2018 and Colony NorthStar Credit's class A common stock began trading on the New York Stock Exchange ("NYSE") on February 1, 2018 under the symbol "CLNC."
The contribution of the CLNS Contributed Portfolio was structured as a tax-free transaction to the Company and the mergers of NorthStar Income I and NorthStar Income II qualify as tax-free reorganizations.
Upon closing of the Combination, the Company and its affiliates, NorthStar Income I stockholders and NorthStar Income II stockholders each own approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit on a fully diluted basis.
The Combination created a prominent publicly-listed commercial real estate credit REIT. Kevin P. Traenkle, the Company’s Chief Investment Officer, and Sujan S. Patel, the Company's Co-Head of U.S. Investment Management, assumed the roles of Chief Executive Officer and President and Chief Financial Officer of Colony NorthStar Credit, respectively. The board of directors of Colony NorthStar Credit is composed of seven directors, four of whom are independent, and the remaining three directors are senior executives of the Company.
Refer to Note 26 to the consolidated financial statements for further information related to the Combination.
Retail Distribution Business
On February 16, 2018, the Company entered into a definitive agreement with S2K Financial Holdings, LLC ("S2K") to combine NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform acquired through the Merger that raises capital in the retail market, with S2K to create a leading retail distribution business, which will be renamed Colony S2K Holdings, LLC ("Colony S2K") (the "Proposed Transaction"). Colony S2K will distribute both the current and future investment products of Colony NorthStar and S2K. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles. Subject to customary closing conditions, including completion of required regulatory filings, the Proposed Transaction is expected to close in the second quarter of 2018.
Our Business
Our vision is to establish Colony NorthStar as a leading global equity REIT, with a unique embedded investment management platform, resulting in multiple avenues to drive growth and create value for stockholders. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns to stockholders. In addition, we have third party investor participation in sponsored investment vehicles that serve as a potential enhancement to stockholder returns through fee income and as an additional source of liquidity and growth. We expect our embedded investment management platform will allow us to scale our core segments while providing revenue diversification.
We conduct our business through the following five segments:

•
Healthcare—Our healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing facilities and other healthcare properties, including hospitals. We earn rental income from medical office buildings as well as senior housing and skilled nursing facilities structured under net leases to healthcare operators, and resident fee income from senior housing operating facilities that operate through management agreements with independent third party operators.

•
Industrial—Our industrial segment is composed primarily of light industrial assets in infill locations throughout the U.S. that are vital for e-commerce and other tenants that require increasingly quick delivery times.

•
Hospitality—Our hotel portfolio is geographically diverse and is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets, with the majority affiliated with top hotel brands.

•
Other Equity and Debt—Our other equity and debt segment includes our portfolios of net lease, multifamily and multi-tenant office properties, a limited service hospitality portfolio primarily located across the Southwest and Midwest United States (the “THL Hotel Portfolio”), our interest in a portfolio of commercial real estate ("CRE") loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—We generate fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
Refer to Note 24 to the consolidated financial statements for further information about our reportable segments.
Investment Strategy
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep real estate experience, having invested through multiple economic cycles, as more fully described below. These processes have been developed to implement a flexible yet disciplined investment strategy, which may involve any of the following:

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
Financing Strategy
Our financing strategy is to employ investment-specific financing principally on a non-recourse basis with matching terms and currencies, as available and applicable, through first mortgages, senior loan participations or securitizations. In addition to investment-specific financing, we may use and have used credit facilities on a shorter term basis and repurchase facilities and public and private, secured and unsecured debt issuances on a longer term basis. The amount of leverage we use is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the income earned on our assets and financial covenants within our credit facilities.
Our decision to use leverage to finance our assets is at our discretion and not subject to the approval of our stockholders. We currently expect to target an overall leverage of approximately 50% or less. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings. In connection with the Merger, the Operating Company entered into a revolving credit facility with an aggregate principal amount of up to $1 billion with JP Morgan Chase Bank, N.A. as administrative agent and the several lenders that are parties thereto. This facility is scheduled to mature in January 2021 and includes two six month extension options. On January 12, 2018, our Operating Company entered into the first amendment to the revolving credit facility. The principal purpose of the amendment is to provide the Operating Company with the option, subject to certain conditions, to designate any wholly-owned subsidiary as a subsidiary borrower in a manner that permits such designated subsidiary to directly borrow funds under the revolving credit facility. No other material terms of the revolving credit facility were changed. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.
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
Underwriting
Prior to making any equity or debt investment, our underwriting team, in conjunction with third party providers, undertakes an asset-level due diligence process, involving data collection and analysis, to ensure that we understand the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business issues surrounding such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.
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
Portfolio Management
The comprehensive portfolio management process generally includes day-to-day oversight by the Company's portfolio management and servicing team, regular management meetings and quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis for both assets on our balance sheet and assets of the companies within our investment management business. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews.
We use many methods to actively manage our credit risk to preserve our income and capital, in order to minimize credit losses that could decrease income and portfolio value. For commercial real estate equity and debt investments, frequent re-underwriting and dialogue with tenants, operators, partners and/or borrowers and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During a quarterly credit review, or more frequently as necessary, investments are monitored and identified for possible asset impairment and loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management.

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
Operating and Regulatory Structure
REIT Qualification
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2017.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a "TRS"), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest, our TRSs may have a material amount of assets and net taxable income.
1940 Act Exemption
We intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act.  Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the definition of investment securities under the 1940 Act, among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which relate to “private” investment companies.
We are organized as a holding company that conducts its businesses primarily through wholly owned or majority owned subsidiaries. We expect that many of our subsidiaries will qualify for an exception from the definition of investment company under Section 3(c)(5)(C) or Section 3(c)(6) of the 1940 Act. Section 3(c)(5)(C) provides an exception for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC staff has taken the position that this exemption generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). Section 3(c)(6) provides an exception for entities that are primarily engaged, directly or through majority owned subsidiaries, in, among other things, the business of purchasing mortgages or other real estate interests. We intend to limit the investment securities we hold in our wholly owned or majority owned subsidiaries that rely solely on the exception from the definition of investment company contained in Section 3(c)(1) or 3(c)(7) of the 1940 Act, with the result that, combined with any other investment securities we may hold directly, the value of such securities do not exceed 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.

We intend to monitor our holdings to ensure ongoing compliance with the 40% test. In addition, we believe we are not an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not and will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned and majority owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.
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
We classify our investments for purposes of testing for these exemptions based in large measure on no-action letters issued by the Staff of the SEC and other SEC interpretive guidance. These positions were based upon facts that may be different from ours, and many of these no-action positions were issued more than twenty years ago. To the extent that the Staff of the Division of Investment Management of the SEC provides more specific guidance regarding any of the matters bearing upon any exemption on which we may rely, we may be required to adjust our holdings and strategies accordingly. Additional guidance from the Staff of the Division of Investment Management of the SEC could provide us with additional flexibility, or it could further inhibit our ability to pursue strategies we have chosen. For example, on August 31, 2011, the SEC issued a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities should continue to be allowed to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. If the SEC takes action with respect to this exclusion, these changes could result in certain of our securitization vehicles and other subsidiaries being no longer able to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. In such a case, we would either need to conform our activities to one or more other exemptions from the 1940 Act or lose our status as exempt from registration under the 1940 Act, either of which could result in an adverse effect on us.
If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company under the 1940 Act. Either of (i) or (ii) could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.
Regulation under the Investment Advisers Act of 1940
We have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
U.S. Healthcare Regulation—Overview
Assisted living, memory care, independent living, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and fines; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under "Item 1A. Risk Factors” in this report.
Healthcare Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility; any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but Congress was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (CMS) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2018. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Healthcare Reimbursement
Federal, state and private payor reimbursement methodologies applied to healthcare providers continue to evolve. Federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. Additionally, Congress and the current presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in an adverse effect on our tenants, managers and operators, which in turn may adversely impact us.
Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (assisted living, independent living and memory care facilities) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative financial impact on such property. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity.

Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.

•
Medicare Reimbursement—Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which create a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes could reduce payments and patient volumes for some facilities. The current presidential administration could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program which, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

•
Medicaid Reimbursement—Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS, in part as a result of the change in leadership in the executive branch, has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us.

Healthcare Licensure, CON, Certification and Accreditation
Hospitals, skilled nursing facilities, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability of our tenants and operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new tenant, operator or manager. The failure of our tenants and operators to obtain, maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility; any of which could have an adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
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
For additional information regarding regulations applicable to Colony NorthStar, refer to "Item 1A. Risk Factors.”
Competition
Colony NorthStar is engaged in a competitive multifaceted business and competes for numerous types of target assets and capital from investors. Our competition for investments includes a variety of institutional investors, including other REITs and/or investment managers, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of industrial, healthcare, hospitality, commercial debt and equity real estate and other real estate-related assets suitable for purchase or origination. Some competitors may have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to Colony NorthStar, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets.
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
Employees
At December 31, 2017 we employed 544 full-time employees worldwide. None of our employees are subject to a collective bargaining agreement.

Seasonality

Operations of our hotel portfolio acquired in the Merger and in the THL Hotel Portfolio are affected by seasonal patterns resulting from overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, we expect our hotel portfolio to have higher revenue, operating income and cash flow in the second and third quarters of each year and lower revenue, operating income and cash flow in the first and fourth quarters of each year.
Available Information and Corporate Governance
Our principal executive offices are located at 515 South Flower Street, 44th Floor, Los Angeles, California, 90071 and at 590 Madison Avenue, 34th Floor, New York, New York 10022. Our website address is www.clns.com.
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
Colony NorthStar emphasizes the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation, nominating and corporate governance, and risk committees of the board of directors are composed exclusively of independent directors. Additionally, the following documents relating to corporate governance are available on our website under “Public Shareholders—Corporate Governance”:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers

•	Complaint Procedures for Accounting and Audit Matters

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Risk Committee Charter
These corporate governance documents are also available in print free of charge to any security holder who requests them in writing to: Colony NorthStar, Inc., Attention: Investor Relations, 515 South Flower Street, 44th Floor, Los Angeles, California, 90071. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to such corporate governance documents.
Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.
Item 1A. Risk Factors.
The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Company
Adverse changes in general economic conditions can negatively affect our business, which could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and in international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
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
We have only a limited ability to change our portfolio promptly in response to changing economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.
We require capital in order to continue to operate and grow our business, and the failure to obtain such capital, either through the public or private markets or other third party sources of capital, would have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT which generally require that we distribute to our stockholders 90% of our taxable income and that we pay tax on any undistributed income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we may have to rely on third party sources of capital, including public and private offerings of securities and debt financings.

Our ability to raise capital through the public and private capital markets depends on a number of factors, including many that are outside our control, such as the general economic environment, the regulatory environment, competition in the marketplace and investor investment allocation preferences. Poor performance by our Company or our managed companies could also make it more difficult for us to raise new capital. Investors in our managed companies may decline to invest in future companies we raise, and investors may withdraw their investments in our managed companies (subject to the terms of such managed company) as a result of poor performance. In addition, third party financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
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

•
some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our managed companies, particularly our managed companies that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;

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

•	some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange;

•	some investors may prefer to pursue investments directly instead of investing through one of our managed companies;

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us; and

•
other investment managers may offer more products and services than we do, have more diverse sources of revenue or be more adept at developing, marketing and managing new products and services than we are.

We may find it harder to raise managed companies, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future managed companies, either of which would adversely impact our business, revenues, results of operations and cash flow.
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations (including those under our revolving credit facility, pursuant to which we may incur significant indebtedness), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative, and regulatory conditions, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.
Furthermore, our obligations under the terms of our borrowings could impact us negatively. For example, such obligations could:

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

We may also need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, core funds from operations ("Core FFO") prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.
If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.
We depend on our key personnel, and the loss of their services, through the termination of their employment agreements, or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Executive Chairman, Thomas J. Barrack, Jr., and our President and Chief Executive Officer, Richard B. Saltzman, in particular, and the services of the other members of our senior management team, including Ronald M. Sanders, Darren J. Tangen and Kevin P. Traenkle, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of the continued employment of these individuals with the Company. The loss of services of certain of our executive officers could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business. Furthermore, our key personnel possess substantial experience and expertise and have strong business relationships with investors in certain of our managed companies and other members of the business community. As a result, the loss of these key personnel could jeopardize such business relationships and result in the reduction of capital raising or fewer investment opportunities.
Our board of directors has adopted, and will likely continue to adopt, certain incentive plans to establish incentives that will allow us to retain and attract the services of key personnel. These incentive plans may be tied to the performance of our Class A common stock. Further, the agreements we entered into with certain members of our senior management team contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If our executives were to terminate their employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.
We continue to be subject to business uncertainties following the Merger and we could fail to achieve synergies anticipated in the Merger, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on us following the Merger. These uncertainties could disrupt our business and impair our ability to attract, retain and motivate key personnel and other experienced real estate professionals, and cause clients and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new clients to delay doing business with us. Retention and motivation of employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with us.
Additionally, we could fail to achieve beneficial synergies expected from the Merger, or it may take longer to achieve such synergies than anticipated. Such failure could have a material adverse effect on our business, results of operations and financial condition.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities and the failure to successfully manage such risks could have a material adverse effect on our business, results of operations and financial condition.
We often pursue unusually complex investment opportunities involving substantial business, regulatory or legal complexity that would deter other investors. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute, it can be more difficult to manage or realize value from the assets acquired in such transactions, and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.
Many of our investments may be illiquid and we may not be able to vary our investment portfolio in response to changes in economic and other conditions.
Equity investments in real estate, as well as investments in mortgage-related assets, are relatively illiquid. As a result, our ability to vary our investment portfolio promptly in response to changed economic and other conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the liquidity of our investments may also be impacted by, among other things, restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies, other legal or contractual restrictions, the lack of available financing for assets, the absence of a willing buyer or an established market and turbulent market conditions. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
Changes in the debt financing markets could negatively impact our ability to obtain attractive financing or re-financing for our investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009, or other adverse changes relating to the terms of such debt financing with, for example, higher interest rates, higher capital requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real assets transactions, could have a material adverse impact on our business. In the event that we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, we may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by us. Similarly, we regularly utilize the corporate debt markets in order to obtain financing for our operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Our significant operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
A significant portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:

•	our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;

•	restrictions and limitations relating to the repatriation of profits;

•	complexity and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	changes in relative interest rates;

•	translation and transaction risks related to fluctuations in foreign currency and exchange rates;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States ("GAAP"));

•	unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•
legal and logistical barriers to enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	share ownership restrictions on foreign operations; and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.
Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to qualify and remain qualified as a REIT. In addition, there is generally less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from our investments necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
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
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, among others, regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation or shareholder activism. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of Class A common stock.
In addition, even in the absence of misconduct, we may be exposed to litigation or other adverse consequences where investments perform poorly and investors in or alongside our managed companies experience losses. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for us and our managed companies. As a result, allegations of improper conduct by private litigants (including investors in or alongside our managed companies) or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
The historical financial information included in this Annual Report is not necessarily indicative of our future performance.
The historical financial information included in this Annual Report is not necessarily indicative of our future financial results, in particular because the historical financial information is related only to Colony. This financial information does not purport to represent or predict the results of any future periods.
Further, the results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company, an adviser and a company within an extensively regulated industry; and

•	the transitions we continue to undergo as a result of the Merger.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. For example, a significant portion of the assets that were acquired in the Merger were acquired during periods of increased competition in 2014 and 2015. To the extent we paid higher prices for such investments or originated loans on less advantageous terms to us, or are required to do so in the future, due to increased competition, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. Further, as we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past due to decreased competition for such investments or otherwise. If such events occur, we may experience lower returns on our investments.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. Furthermore, as an asset manager our business is highly dependent on information technology systems, including systems provided by third parties over which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
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
The value of our investments in certain assets may decline if long-term interest rates increase. Declines in the value of our investments may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. Significant increases in interest rates may, among other things, increase the credit risk of our assets by negatively impacting the ability of the borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity, negatively impact the value of the real estate collateralizing our investments (or the real estate we own directly) through the impact such increases can have on property valuation capitalization rates and decrease the value of our fixed-rate debt investments.
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
Rising interest rates may also affect the yield on our investments or target investments and the financing cost of our debt. If rising interest rates cause us to be unable to acquire a sufficient volume of our target investments with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. Due to the foregoing, significant fluctuations in interest rates could materially and adversely affect our results of operations, financial conditions and our ability to make distributions to our stockholders.
Risks Related to Ownership of Our Securities
The market price of our Class A common stock has been and may continue to be volatile and holders of our Class A common stock could lose all or a significant portion of their investment due to drops in the market price of our Class A common stock.
The market price of our Class A common stock has been and may continue to be volatile, especially as a result of the Merger. Our stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock pursuant to the merger agreement or otherwise due to fluctuations in the market price of our Class A common stock, including changes in market price caused by factors unrelated to our operating performance or prospects. This volatility and other factors may also induce stockholder activism, which has been increasing in publicly traded companies in recent years and could materially disrupt our business, operations and ability to make distributions to our stockholders.
Specific factors that may have a significant effect on the market price of our Class A common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our Class A common stock, other companies comparable to it or companies in the industries we serve;

•	actual or anticipated fluctuations in our operating results or future prospects;

•	reactions to public announcements by us;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our investments;

•	strategic actions taken by our company or our competitors, such as the intended business separations, acquisitions or restructurings;

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
Our Articles of Amendment and Restatement (our "Charter") authorizes our board of directors to, without stockholder approval, classify any unissued shares of common stock or preferred stock; reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock; and issue such shares of stock so classified or reclassified. Our board of directors may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights (voting or otherwise) senior to the rights of current holders of our Class A common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Risks Related to Our Organizational Structure and Business Operations
At the closing of the Merger, we assumed liabilities and obligations of NSAM, Colony and NRF.
In connection with the Merger, we assumed the liabilities and obligations of NSAM, Colony and NRF, including NRF’s obligations under its exchangeable senior notes and Colony’s obligations under its convertible notes. These liabilities could have a material adverse effect on our business to the extent each of NSAM, Colony and NRF did not identify such liabilities or underestimated the nature, amount or significance, based on amount or otherwise, of such liabilities.
Thomas J. Barrack, Jr., our Executive Chairman, controls a significant number of votes in any matter presented to our stockholders for approval, including the election of directors.
In connection with the acquisition on April 2, 2015 by Colony’s operating partnership of substantially all of the real estate and investment management businesses and operations of Colony Capital, LLC ("CCLLC"), Mr. Barrack was issued shares of Colony's class B common stock which had additional voting rights. In the Merger, such Colony class B common stock was exchanged for shares of our Class B Common Stock. Mr. Barrack controls a significant number of votes in matters submitted to a vote of stockholders, including the election of directors, as a result of his beneficial ownership of our Class B Common Stock. Mr. Barrack may have interests that differ from our other stockholders and may vote in ways that may not be consistent with the interests of those other stockholders.
Our tax protection agreement could limit our ability to sell certain properties, engage in a strategic transaction or reduce our level of indebtedness, which could materially and adversely affect us.
At the closing of the Merger, CCLLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman, each of which we refer to as a protected member, entered into a tax protection agreement with the Company and the OP (the "TPA"). The TPA provides that each protected member is indemnified on an after-tax basis for any Section 704(c) gain, calculated as provided in the TPA, as a result of a transaction occurring during the period commencing on June 3, 2016 and ending on the fifth anniversary of the closing of the Merger and that is considered to be a sale of the tax goodwill, going concern value or airplane owned by the OP and contributed (directly or indirectly) by such protected members, which we refer to, collectively, as the protected property, other than on transfers to the protected members or persons or entities related to the protected members. The TPA also applies to a merger or other transaction that would convert interests in the OP held by the protected members to cash or otherwise result in a taxable disposition of such interests, but does not apply to a transaction in which the equity interests of the protected members are maintained in a manner that does not trigger gain or offers the protected members the option to roll over their investment into an equity interest that is substantially equivalent (including value, profit and loss share, distribution rights and liquidity) to the equity interests exchanged in such transaction.
If our tax indemnification obligations are triggered under these agreements, we will be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. The OP estimates that if all of its assets subject to the TPA are sold in a taxable transaction, its indemnification obligations (based on tax rates applicable for the taxable year ended December 31, 2017 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) would be approximately $410 million.
We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support the significant growth of our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. In connection with our investments, our partners provide, among other things, property management, investment advisory, sub-advisory and other services to us and certain of the companies that we manage. We may not realize any of the anticipated benefits of our strategic partnerships and joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and the companies we manage to risks and uncertainties not otherwise present with other methods of investment. In addition, the controlling partner(s) may be able to take actions which are not in our best interests or the best interests of the investments we manage because of our lack of full control. Furthermore, to the extent that our joint venture partner provides services to the companies we manage, certain conflicts of interest will exist. Moreover, we may decide to terminate a strategic relationship or joint venture partner, which could be costly and time-consuming for our management team. Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
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
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our Charter, with certain exceptions, authorizes our board of directors to take those actions that are necessary and desirable to preserve our qualification as a REIT. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Code, our Charter generally prohibits any person (other than a person who has been granted an exemption) from actually or constructively owning more than 9.8% of the aggregate of the outstanding shares of our capital stock (as defined in our Charter) by value or 9.8% of the aggregate of the outstanding shares of our common stock (as defined in our Charter) by value or by number of shares, whichever is more restrictive. Our board of directors may, in its sole discretion, grant an exemption to the ownership limits, subject to certain conditions and the receipt by our board of directors of certain representations and undertakings. The ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our Charter are based on the ownership at any time by any “person,” which term includes entities. These ownership limitations are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders, and the proposed reduction in the ownership limit could further restrict such transactions that may otherwise not be so delayed or prevented.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL"), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our board of directors has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder,” provided that any such business combination is first approved by our board of directors (including a majority of the directors of our company who are not affiliates or associates of such person). Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked or repealed in whole or in part at any time and we may opt back into the business combination provisions of the MGCL. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. In the case of the control share provisions of the MGCL, we have elected to opt out of these provisions of the MGCL pursuant to a provision in our bylaws.
Conflicts of interest may exist or could arise in the future with the OP and its members, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, Colony NorthStar, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
Risks Related to Our Managed Companies
Our ability to raise capital and attract investors at our current and any future managed companies is critical to their success and consequently our ability to grow our investment management business.
The fee income generated from or expected to be generated from our current and future managed companies is driven, both directly and indirectly, by the ability to raise capital at such companies, which is dependent on a number of factors, certain of which are substantially the same as those that may impact the ability to raise capital at our company. In addition, for our managed companies that raise capital through the retail market, the ability to raise capital has been and is expected to continue to be negatively impacted by regulatory changes, changes in market receptivity to illiquid investments with similar fee or compensation structures and regulatory scrutiny. In addition, the poor performance of our Company and any of our current or future managed companies could also make it more difficult for our managed companies to raise new capital. In the event that our current and future managed companies are not able to raise new capital, our ability to grow our investment management business will be materially adversely affected.
Poor performance of our current and future managed companies could cause a decline in our revenue, income and cash flow.
The fee arrangements we have with certain of our managed companies are based on the respective performance of such companies. As a result, poor performance or a decrease in value of assets under management of such managed companies (or any companies we may manage in the future with similar performance-based fees) would result in a reduction of our investment management and other fees, carried interest and/or other incentive fees and consequently cause our revenue, income and cash flow to decline. Further, to the extent that we have an investment in a managed company, poor performance at such company could cause us to suffer losses on such investments of our own capital.
Investors in our current or future managed companies may negotiate less favorable terms to us than those of managed companies we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with sponsoring new managed companies or securing additional capital commitments in existing managed companies, we will negotiate terms for such managed companies and commitments from investors. In addition, we have agreed and may in the future agree to re-negotiate terms in the agreements with our managed companies due to performance of such managed companies or other market conditions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us economically than the existing terms of our managed companies or companies advised by our competitors. In addition, we may need to record an impairment in the goodwill associated with such agreement. Further, we may also agree to terms that could restrict our ability to sponsor competing managed companies, increase our obligations as the manager or require us to take on additional potential liabilities. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.

Certain of the management agreements with our managed companies are subject to limitation or termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to companies that raise capital through the retail market are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. These agreements may generally be terminated by such managed company immediately for cause, or upon 60 days’ written notice, without cause or for good reason, and expire on an annual basis, unless otherwise renewed. Further, we anticipate that our managed retail companies will pursue a liquidity transaction in the future and, if successful, certain liquidity transactions could result in termination or expiration of these agreements. There can be no assurance that these agreements will not expire or be terminated. Any such termination or expiration could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are subject to risks and liabilities in connection with sponsoring, investing in and managing new institutional funds.
We sponsor, manage and serve as general partner and/or manager of new institutional funds. Such sponsorship and management of, and investment in, these institutional funds may involve risks not otherwise present with a direct investment in such fund’s target investments, including, for example:

•	the possibility that investors in the institutional funds might become bankrupt or otherwise be unable to meet their capital commitment obligations;

•	that operating and/or management agreements of an institutional fund often restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and manager (with or without cause), and in such event, we may not continue to manage or invest in the applicable institutional fund;

•
that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable institutional fund to additional risk; and

•	that we may incur liability for obligations of an institutional fund by reason of being its general partner or manager.
Valuation methodologies for certain assets in our managed institutional funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of performance and accrued performance fees of an institutional fund.
There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our managed institutional funds. We determine the fair value of the investments of each of our institutional funds at least quarterly based on the fair value guidelines set forth by GAAP. The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
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
Because there is significant uncertainty in the valuation of, or stability of the value of, illiquid investments, the fair values of such investments as reflected in an institutional fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the institutional fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior institutional fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees and in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior institutional fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional institutional funds.
Misconduct by third party selling broker-dealers or our broker-dealer sales force could have a material adverse effect on our business.
We rely on selling broker-dealers and our broker-dealer sales force to properly offer equity securities in our current and future sponsored companies raising capital through retail markets to investors in compliance with the applicable selling agreements and with applicable legal and regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us. These actions could also directly or indirectly harm the industry generally or our reputation specifically, which could have a material adverse effect on our business. While we may have indemnification obligations under certain selling agreements and dealer agreements for misconduct by such broker-dealers, such indemnification may not fully cover our losses and any such shortfall or delay in receiving any indemnification proceeds could have a material adverse effect on our business.
The organization and management of our current and future managed companies may create conflicts of interest.
We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to investment opportunities, potential purchasers, sellers and lessees of properties, and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and our managed companies, including the following:

•
allocating investment opportunities based on numerous factors, including investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life;

•
all co-investment transactions with managed companies are subject to the approval of the independent directors of such managed company or previously approved in applicable company documentation, as the case may be; and

•
investment allocations are reviewed at least annually by the chief compliance officer of our applicable registered investment adviser and/or the board of directors of the applicable managed company, as the case may be.

In addition, subject to compliance with the rules promulgated under the Investment Advisers Act, we may allow a managed company to enter into principal transactions with us or cross-transactions with other managed companies or strategic vehicles. For certain cross-transactions, we may receive a fee from the managed company and conflicts may exist. If our interests and those of our managed companies are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our managed companies, our strategic partnerships or our joint ventures.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business and our ability to raise capital in future managed companies.
Conflicts of interest may also arise in the allocation of fees and costs among our managed companies that we incur in connection with the management of their assets. This allocation sometimes requires us to exercise discretion and there is no guarantee that we will allocate these fees and costs appropriately.

In addition to the management fees we receive from our managed companies, we are reimbursed by the publicly traded and retail companies we manage for costs and expenses we incur on their behalf, including certain indirect personnel and employment costs that we may allocate to such managed companies and disputes could arise in connection with those allocations.
We are paid substantial fees for the services we and our subsidiaries provide to our managed companies and we are also reimbursed by the publicly-traded and retail companies we manage for certain costs and expenses we incur and pay on their behalf. Such managed companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs. The costs and expenses that we allocate to our publicly-traded and retail companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations. These conflicts of interest, as well as the loyalties of our executives and other real estate and finance professionals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation. For the year ended December 31, 2017, we allocated $19.5 million in costs to NorthStar Realty Europe Corp. and our retail companies, in the aggregate. These managed companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts. Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that such managed companies could seek to terminate their relationship with us.
The adoption by the U.S. Department of Labor ("DOL"), of certain amendments to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974 ("ERISA"), could adversely affect our ability to raise capital through public offerings of our retail companies.
In 2016, the DOL adopted certain amendments to the definition of “fiduciary” under ERISA and the Code. The proposed amendments have broadened the definition of “fiduciary” and made a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or IRAs). The amendments became effective in 2016, with implementation commencing in April 2017 and continuing through January 2018. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the fiduciary duty rule to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and ultimate impact of the amendments are not yet known, but if the amendments are implemented, they, could negatively impact our ability to raise funds through public offerings of our managed retail companies and our operations, which could adversely affect our financial condition and results of operations.
Non-traded REITs and business development companies are subject to significant scrutiny by federal and state regulators, including FINRA, the DOL and the SEC, and have been subjected to significant regulatory changes in recent years which have inhibited capital raising. These changes and any future changes in regulations could negatively impact the ability of our non-traded sponsored companies to raise substantial funds which will limit the number and type of investments they may make and their ability to diversify their assets.
In recent years regulators have scrutinized non-traded REITs and business development companies and their capital raising practices. This scrutiny has resulted in changes in regulations which have adversely impacted capital raising by non-traded companies. For example, amendments to FINRA rules regarding customer account statements were approved by the SEC and became effective on April 11, 2016. These amendments have significantly affected the manner in which non-traded companies raise capital and may have contributed to a significant reduction in capital raised by non-traded companies. In addition, recent amendments adopted by the DOL to fiduciary and other standards on sales practices of broker-dealers and the impact of such rules, if implemented, could adversely affect the ability of our managed companies to raise additional capital. Furthermore, if we or the non-traded companies we manage become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and distracting to our management.
Future regulations, including possible SEC rules requiring fiduciary standards for broker-dealers, could also adversely affect the ability of our sponsored companies to raise additional capital. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially adversely affect the fee income generated from our broker-dealer that acts as the dealer manager of these offerings as well as the asset management and other fees we earn and the nature of the transactions undertaken by the non-traded companies we manage which would adversely affect our ability to grow our business.

Our ownership of approximately 37% of Colony NorthStar Credit, on a fully diluted basis, subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
In consideration for our contribution of the CLNS Contributed Portfolio, we received approximately 44.4 million shares of Class B-3 Common Stock of Colony NorthStar Credit and approximately 3.1 million CLNC OP Units, which represents approximately 37% of Colony NorthStar Credit’s total outstanding shares on a fully diluted basis. The Class B-3 Common Stock will automatically convert, on a one-for-one basis, into shares of Colony NorthStar Credit’s Class A common stock, which is listed on the NYSE, upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Class A common stock of Colony NorthStar Credit, in Colony NorthStar Credit’s sole discretion. Subject to certain limited exceptions, we have agreed not to make any transfers of the CLNC OP Units to non-affiliates until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of Colony NorthStar Credit’s board of directors, including a majority of the independent directors.
Based on the trading price of Colony NorthStar Credit’s Class A common shares as of February 26, 2018, our investment in Colony NorthStar Credit has a value of approximately $968 million. Although we are the external manager to Colony NorthStar Credit and have three representatives who are our senior executives on Colony NorthStar Credit’s board of directors, our role as manager is under the supervision and direction of Colony NorthStar Credit’s board of directors, which has a total of seven members, a majority of whom are independent. In addition, until the later of the two year anniversary of the closing of the Combination and the second annual meeting of stockholders of Colony NorthStar Credit, we have agreed to cause our shares of Colony NorthStar Credit common stock to be voted in favor of the director nominees recommended by the Colony NorthStar Credit board. Therefore, the value of our investment is subject to the strategies and management decisions of the Colony NorthStar Credit board of directors as a whole, as well as the trading price of Colony NorthStar Credit’s Class A common shares on the NYSE.
Moreover, Colony NorthStar Credit owns and expects to continue to originate, acquire, finance and manage a diversified portfolio of commercial real estate debt and net lease real estate investments predominantly in the United States. As a result, our investment in Colony NorthStar Credit exposes us to the same risks that we are subject to as a result of our other equity and debt segment, as further described in “Risk Factors—Risks Related to Our Other Equity and Debt Business.” If any of the foregoing risks were to occur, our investment in Colony NorthStar Credit could decline in value and our results of operations could be materially and adversely affected.
Risks Related to Our Healthcare Business
Approximately 37% of our real estate investments are concentrated in healthcare properties, which increases the likelihood of risks related to owning healthcare real estate properties becoming more material to our business and results of operations.
Healthcare real estate properties currently represent approximately 37% of our real estate portfolio. As a result of this concentration of healthcare real estate properties, our exposure to the risks inherent in investments in the healthcare sector has also increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. We also cannot assure you that future changes in government regulation will not adversely affect the healthcare industry. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We do not control the operations of our healthcare properties and are therefore dependent on the tenants/operators/managers of our healthcare properties to successfully operate their businesses.
Our healthcare properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by the tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could result in defaults under our borrowings and otherwise affect adversely our results of operations. As of December 31, 2017, $341.9 million in aggregate principal amount of our nonrecourse borrowings were in default as a result of the failure of our tenants, operators or managers to satisfy certain performance thresholds or other covenants. Furthermore, if our tenants/operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.

Senior Lifestyle Corporation and its affiliates (“SLC”) manage a significant portion of our senior housing facilities pursuant to management agreements. Because SLC manages our properties in exchange for a management fee from us, we are not exposed to its credit risk. However, failure of SLC to manage our properties efficiently and effectively could have a significant adverse impact on us. We monitor and assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations, in determining whether to pursue any rights or remedies under our management agreements with SLC, including termination. If we elected to terminate the management agreements for any properties, we would attempt to reposition the properties, but there can be no assurance that we will be able to locate a suitable replacement manager or that the replacement manager would manage the properties effectively.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
We operate a substantial number of healthcare properties pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, government reimbursement, if applicable, private pay rates, economic conditions, competition, federal, state, local and industry-regulated licensure, certification, fraud and abuse and privacy and security laws, regulations and standards and related audits, investigations and litigation, the availability and increases in cost of general and professional liability insurance coverage, and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could negatively affect our financial results.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions, and state budget shortfalls. Operating costs, including labor costs, continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our tenants and operators may not be able to make payments to us. For our properties operated pursuant to management agreements, we may be directly exposed to operating shortfalls. Failure of our tenants, operators or managers to perform could result in defaults under our borrowings. As a result, we may need to negotiate new leases or management agreements with our tenants, operators or managers or replace such tenants, operators or managers, which may subject us to significant liabilities and expense. Under these circumstances, we have recorded and may need to further record impairment for such assets. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.
If we must replace any of our tenants, operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
Following expiration of a lease term or if we exercise our right to replace a tenant, operator or manager in default, we will attempt to reposition properties. However, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant, operator or manager. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, operator or manager. Once a suitable replacement tenant/operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

Increased competition may affect our tenants’ and operators’ ability to meet their obligations to us.
The healthcare industry is highly competitive, and our tenants, operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. Our tenants, operators and managers compete for labor, making their results sensitive to changes in the labor market and/or wages and benefits offered to their employees. If our tenants, operators and managers are unable to successfully compete with other tenants, operators and managers by maintaining profitable occupancy and rate levels or controlling labor costs, their ability to meet their respective obligations to us may be materially adversely affected, potentially decreasing our revenues or impairing our assets.
Failure to comply with certain healthcare laws and regulations could adversely affect the operations of our tenants/operators/managers, which could jeopardize our tenants/operators/managers’ abilities to meet their obligations to us.
Our tenants, operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. Our tenants/operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may have an effect on our tenants/operators/managers’ ability to meet all of their obligations to us, including obligations to make lease payments, and, therefore, adversely impact us. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect patient eligibility for Medicaid. See “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
Efforts by Congress and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the current presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.

The hospitals on or near whose campuses many of our medical office buildings ("MOBs") are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
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
Risks Related to Our Hospitality Business
Approximately 27% of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the hospitality industry.
Hotels represent approximately 27% of our real estate portfolio. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and upscale select service that generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the hospitality industry, including:

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
Island Hospitality Group, Inc. ("Island") manages the majority of our hotels pursuant to management agreements. Although we have various rights as the property owner under our management agreements, we rely on Island’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our hotel operations efficiently and effectively. Any adverse developments in Island’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a materially adverse effect on us.
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
Risks Related to Our Other Equity and Debt Business
Our commercial real estate equity, debt and mortgage loans underlying our commercial real estate securities investments are subject to the risks typically associated with commercial real estate ("CRE").
Our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the asset;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction, including escalations in such expenses;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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
Our business is subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations and state securities commissions in the United States, are empowered to grant, and in specific circumstances to cancel, permissions to carry on particular activities, and to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. For example, in recent years the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds, or agents acting on their behalf, have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with the state pension funds (i.e., “ pay to play” practices). Such “pay to play” practices are subject to extensive federal and state regulation, and any failure on our part to comply with rules surrounding “pay to play” practices could expose us to significant penalties and reputational damage. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us.
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the Commodity Exchange Act and ERISA in conducting our investment activities in the United States. Similarly, in conducting our investment activities outside the United States, we rely on available exemptions from the regulatory regimes of various foreign jurisdictions. These exemptions from regulation within the United States and abroad are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes as a result of, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds. Moreover, as calls for additional regulation have increased as a result of heightened regulatory focus in the financial industry, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed companies. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
We have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with our managed companies. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our managed companies' investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We or our registered investment adviser subsidiaries will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements under the Investment Advisers Act include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

Risks Related to Taxation

Our qualification as a REIT involves complying with highly technical and complex provisions of the Code.
We intend to elect to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. Our qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
Our qualification as a REIT depends on our satisfaction of certain gross asset, gross income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:

•
With respect to the gross asset test, our compliance depends upon our analysis of the characterization and valuation of our assets, some of which are not susceptible to a precise determination, and for which we have not and will not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs are particularly difficult to interpret or to apply, including, but not limited to, the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the IRS challenged our treatment of these assets as real estate assets for purposes of the REIT asset tests, and if such a challenge were sustained, we could fail to meet the asset tests applicable to REITs and thus fail to qualify as a REIT.

•
The fact that we own direct or indirect interests in a number of entities that have elected (or intend to elect with the filing of their tax return) to be taxed as REITs under the U.S. federal income tax laws, each a Subsidiary REIT, further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

•
Our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or funds.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax (for our taxable year ended December 31, 2017), on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our Class A Common Stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
We may incur adverse tax consequences if Colony or NRF were to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
In connection with the closing of the Mergers, we received an opinion of counsel to each of Colony and NRF to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither Colony nor NRF, however, requested a ruling from the Internal Revenue Service (the “IRS”) that it qualified as a REIT. If, notwithstanding these opinions, Colony’s or NRF’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences that would substantially reduce our Core FFO and cash available for distribution, or CAD, including cash available to pay dividends to our stockholders, because:

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

•
even if we were eligible to elect REIT status, we would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of Colony or NRF, as applicable, existing at the time of the Mergers if we were to dispose of such asset for up to five years following the Mergers; and

•
we would succeed to any earnings and profits accumulated by Colony or NRF, as applicable, for tax periods that such entity did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

As a result of these factors, Colony’s or NRF’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock . In addition, even if they qualified as REITs for the duration of their existence, if there is an adjustment to Colony’s or NRF’s taxable income or dividends-paid deductions for periods prior to the Mergers, we could be required to elect to use the deficiency dividend procedure to maintain Colony’s or NRF’s, as applicable, REIT status for periods prior to the Mergers. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
The maximum rate applicable to "qualified dividend income" paid by non-REIT "C" corporations to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. stockholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary, or TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations but still lower than the effective rate that applied prior to 2018, which is the first year that this special deduction for REIT dividends is available. Although the reduced rates applicable to dividend income from non-REIT "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT "C" corporations that pay dividends, which could adversely affect the value of our Common Stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In addition, from time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example,

•
we may be required to accrue income from mortgage loans, mortgage-backed securities, or MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;

•	we may acquire distressed debt investments that are subsequently modified by agreement with the borrower, which could cause us to have to recognize gain in certain circumstances;

•
we may recognize substantial amounts of "cancellation of debt" income for U.S. federal income tax purposes (but not for GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our GAAP income;

•
we or our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRSs may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark-to-market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets;

•	we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year;

•
certain of our assets and liabilities are marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income; and under the “Tax Cut and Jobs Act of 2017” (the “TCJA”), we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. Furthermore, the TCJA places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. These changes may have the effect of increasing or accelerating our REIT taxable income.

As a result of both the requirement to distribute 90% of our REIT taxable income each year (and to pay tax on any REIT taxable income that we do not distribute) and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult to meet the REIT distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of Common Stock as part of a distribution in which stockholders may elect to receive shares of Common Stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our Common Stock.
We might elect to distribute our common stock in a taxable distribution in order to satisfy the REIT distribution requirements, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
In order to reduce the amount of cash that we are required to distribute to stockholders, we might elect to make taxable distributions that are payable partly in cash and partly in shares of our common stock. If we made a taxable dividend payable in cash and shares of our common stock, taxable stockholders receiving such distributions will be taxed on the full amount of the distribution that otherwise would be a dividend for tax purposes, even though part is paid in stock. If we made a taxable dividend payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. We also are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. Due to the nature of the assets in which we invest, we expect our TRSs will have a material amount of assets and net taxable income. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries - those taxes, unless incurred by a TRS, are not likely to generate an offsetting credit for taxes in the U.S.. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes that is subject to the prohibited transactions tax. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by stock or securities of one or more TRSs. Debt instruments issued by “publicly offered REITs,” to the extent not secured by real property or interests in real property, qualify for the 75% asset test but the value of such debt instruments cannot exceed 25% of the value of our total assets. Finally, in connection with the Mergers and the prior combination of Colony’s business, we were treated as having acquired substantial amounts of goodwill that may not qualify for the 75% asset test assets. The compliance with these limitations, particularly given the nature of some of our investments and the goodwill that we have that is not a qualifying real estate asset, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset tests requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or UBTI, as defined in Section 512 of the Code. If, however, we realize excess inclusion income and allocate it to stockholders, then this income would be fully taxable as UBTI to a tax-exempt entity under Section 512 of the Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this excess inclusion income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.
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
Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues debt with two or more maturities and the terms of the payments of those debt instruments bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those liabilities. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, non-U.S. stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge certain of our liabilities. Under these provisions, any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to manage the risk of certain currency fluctuations, and that is properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques that do not qualify for the exclusion from the REIT gross income tests or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
There is a risk of changes in the tax law applicable to REITs.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders.  In particular, the TCJA makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.
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
Our ownership of assets and conduct of operations through our TRSs is limited and involves certain risks for us.
We use our TRSs to hold assets and earn income that would not be qualifying assets or income if held or earned directly by us. Apart from the fact that income from those TRSs may be subject to U.S. federal, foreign, state and local income tax on their taxable income and only their after-tax net income is available for distribution to us, our use of the TRS for this purpose is subject to certain costs, risks and limitations:

•	No more than 20% of the value of our gross assets may consist of stock or securities of one or more TRSs.

•
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

•
Our leases of hotel and healthcare property leases with our TRSs must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement in order for us to qualify as a REIT.

•
The hotel and healthcare property managers for the properties that we lease to our TRSs must qualify as “eligible independent contractors” under the rules applicable to REITs or we could fail to qualify as a REIT.

•
We treat income that we earn from certain foreign TRSs, including issuers in CDO transactions, as qualifying dividend income for purposes of the REIT income tests, based on several private letter rulings that the IRS has issued to other taxpayers (which technically may be relied upon only by those taxpayers), but there can be no assurance that the IRS might not successfully challenge our treatment of such income as qualifying income, in which event we might not satisfy the REIT 95% gross income test, and we either could be subject to a penalty tax with respect to some or all of that income we could fail to continue to qualify as a REIT;.

•
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.

We are mindful of all of these limitations and analyze and structure the income and operations of our TRSs to mitigate these costs and risks to us to the extent practicable, but we may not always be successful in all cases.
We could fail to continue to qualify as a REIT and/or pay additional taxes if the IRS recharacterizes certain of our international investments.
We have made, and intend to continue to make additional property investments in international jurisdictions. Our equity in such investments is funded through the use of instruments that we believe should be treated as equity for U.S. tax purposes. If the IRS disagreed with such characterization and was successful in recharacterizing the nature of our investments in international jurisdictions, we could fail to satisfy one or more of the REIT asset and income tests. Additionally, if the IRS recharacterized the nature of our investments and we were to take action to prevent such REIT test failures, the actions we would take could expose us to increased taxes both internationally and in the United States.
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
We will be subject to corporate income tax on the sale of assets acquired from or previously held by a non-REIT “C” corporation within five years of our acquisition of those assets or our becoming a REIT.
If a REIT previously was a non-REIT “C” corporation, or it acquires any asset from a non-REIT “C” corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which it acquires a basis in the asset that is determined by reference either to the non-REIT “C” corporation’s basis in the asset or to another asset, the REIT generally will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the five-year period after it becomes a REIT or it acquires the asset. Because NSAM previously was a non-REIT “C” corporation, this tax will generally apply to gain recognized with respect to assets that were held by NSAM as of the effective date of our REIT election (January 1, 2017) if such gain is recognized during the five-year period following such effective date or it may apply if we were to engage in an merger transaction with another non-REIT “C” corporation in the future. The amount of gain on which we would pay tax in the foregoing circumstances is the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the asset at the time we acquired it (or in the case of NSAM assets, on January 1, 2017).
We are restricted in our ability to transfer cash from the Operating Partnership to the Company within two years following the Mergers without incurring adverse tax consequences.
Under the “disguised sale” rules that apply when a partner transfers property to a partnership and the partnership transfers cash to the partner within two years of that transfer, we are restricted in our ability to transfer cash from the Operating Partnership to the Company within two years following the Mergers, unless that transfer can qualify for an exception provided for the applicable regulations or was not contemplated at the time of the Mergers, without incurring adverse tax consequences. We do not anticipate that these rules will limit our ability to pay regular dividends from the operating cash flow of the Operating Partnership, but they could restrict our ability to make repurchases of our common stock and/or our preferred stock pursuant to our previously announced stock repurchase program. We believe that we will have the capacity to make substantial repurchases, but we may not have the flexibility to repurchase as much stock as we would otherwise elect, depending upon future market conditions.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Investment Properties
Information regarding our investment properties at December 31, 2017 are included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Segments" and "Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation" of this Annual Report.
Corporate Offices
We have 18 offices across ten countries. Our principal executive offices are located at 515 South Flower Street, 44th Floor, Los Angeles, CA, 90071 and at 590 Madison Avenue, 33th Floor, New York, New York 10022. Additional offices are located in Atlanta, Bethesda, Boston, Dallas, Denver, Irvine, Orlando, London, Paris, Luxembourg, Madrid, Rome, Berlin, Beirut, Hong Kong and Seoul. All of our office spaces are under operating leases. We believe our offices are suitable for conducting our business.
Item 3.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of December 31, 2017, the Company was not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “CLNS.” The following table presents the highest and lowest intraday sales prices and closing prices of our class A common stock as well as cash dividends per share of class A common stock during each quarter of the two most recent years. Share prices and dividends declared prior to the closing of the Merger on January 10, 2017 reflect Colony data, adjusted for the 1.4663 Colony exchange ratio.

		Class A Common Stock Price
Year	Quarter Ended	High	Low	Close	Dividends Per Common Share
2016	March 31	$13.51	$10.23	$11.44	$0.27
	June 30	12.96	10.33	10.47	0.27
	September 30	12.97	10.05	12.43	0.27
	December 31	14.37	12.11	13.82	0.27
2017	March 31	14.97	12.77	12.91	0.27	(1)
	June 30	14.61	12.52	14.09	0.27
	September 30	14.74	12.37	12.56	0.27
	December 31	12.77	11.34	11.41	0.27
__________

(1)
In connection with the consummation of the Merger, on January 20, 2017, the Company paid a dividend of $0.04444 per share of each Colony common stock to stockholders of record on January 9, 2017, representing a pro rata dividend for the period from January 1, 2017 through January 10, 2017 on a pre-exchange basis (or $0.03 after giving effect to the Colony exchange ratio). Additionally, the Company paid a dividend of $0.24 per share for the period from January 11, 2017 through March 31, 2017. Accordingly, dividends for the first quarter of 2017 per common share is equivalent to $0.27 per share after giving effect to the exchange ratio.

On February 26, 2018, the closing price of our class A common stock was $7.99 and there were 3,191 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. No distributions can be paid on our class A and class B common stock unless we have paid all cumulative dividends on our Series B, Series D, Series E, Series G, Series H, Series I and Series J preferred stock. We cannot assure our stockholders that we will make any future distributions.
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends per share of common and preferred stock. There were no dividends paid to stockholders in 2016 and 2017 that were treated as a return of capital for income tax purposes. Dividends prior to the closing of the Merger on January 10, 2017 reflect Colony data, with dividends per share of common stock adjusted for the 1.4663 Colony exchange ratio.

	Common Stock	Preferred Stock (1)
		Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Series J
2017
Ordinary income	$0.23	$0.28	$0.59	$0.43	$0.45	$0.47	$0.20	$0.40	$0.38	$0.23	$0.12
Capital gains	0.85	1.04	2.17	1.59	1.67	1.72	0.73	1.47	1.40	0.86	0.44
Total	$1.08	$1.32	$2.76	$2.02	$2.12	$2.19	$0.93	$1.87	$1.78	$1.09	$0.56
2016
Ordinary income	$0.72	NA	NA	NA	NA	NA	$1.42	$1.26	$1.19	NA	NA
Capital gains	0.36	NA	NA	NA	NA	NA	0.70	0.62	0.59	NA	NA
Total	$1.08	NA	NA	NA	NA	NA	$2.12	$1.88	$1.78	NA	NA
2015
Ordinary income	$0.63	NA	NA	NA	NA	NA	$1.29	$1.14	$0.81	NA	NA
Capital gains	0.40	NA	NA	NA	NA	NA	0.83	0.74	0.53	NA	NA
Return of capital	0.01	NA	NA	NA	NA	NA	—	—	—	NA	NA
Total	$1.04	NA	NA	NA	NA	NA	$2.12	$1.88	$1.34	NA	NA
__________

(1)
Upon consummation of the Merger, the Series A, B, C, D and E preferred stock of NRF and the Series A, B and C preferred stock of Colony were converted into Series A, B, C, D, E, F, G and H preferred stock of Colony NorthStar, respectively. During the year ended December 31, 2017, we issued Series I and J preferred stock, as well as redeemed all of Series A, C and F preferred stock and a portion of Series B preferred stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of OP Units—In November 2017, we issued 3,257 shares of our class A common stock upon redemption of an equal number of OP Units held by certain of our employees.
Conversion of Class B Shares—In connection with a charitable donation of 200,000 OP units by Mr. Barrack in November 2017, 5,634 shares of class B common stock were converted to class A common stock in accordance with terms of the class B common stock.
Exchangeable Notes—In November 2017, we issued 24,930 shares of our class A common stock to a holder of the 5.375% exchangeable notes upon exchange by such holder of $300,000 of outstanding principal on the 5.375% exchangeable notes. No consideration was received by the Company upon exchange of the 5.375% exchangeable notes for shares of our class A common stock.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
The following table presents information related to our purchases of our class A common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program(1)
October 1, 2017 to October 31, 2017	2,747,578	$12.55	2,747,578	$41,030,725
November 1, 2017 to November 30, 2017	2,379,612	12.39	2,379,612	11,539,045
December 1, 2017 to December 31, 2017	947,967	12.17	947,967	—
Total	6,075,157	$12.43	6,075,157	$—
__________

(1)
On February 23, 2017, our board of directors authorized a common stock repurchase program pursuant to which we could repurchase up to $300 million of our outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. As of December 31, 2017, the entire $300 million authorized under the repurchase program has been utilized.

Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index") from December 31, 2012 to December 31, 2017, with stock prices prior to the closing of the Merger representing Colony share prices adjusted for the 1.4663 exchange ratio. The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2012 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.
Item 6. Selected Financial Data.
The selected financial data set forth below are derived from our audited consolidated financial statements, other than non-GAAP financial measures and selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in "Item 15. Exhibits and Financial Statement Schedules" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
The selected historical financial data below as of and for periods on or prior to January 10, 2017 represents the pre-Merger financial information of Colony on a stand-alone basis. The financial information of NSAM and NRF are incorporated into Colony NorthStar effective January 11, 2017.
Additionally, the historical per share data for periods on or prior to January 10, 2017 have been adjusted to give effect to the exchange ratio of one share of Colony common stock for 1.4663 shares of Colony NorthStar common stock.

Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Statements of Operations Data:
Total revenues	$2,796,734	$838,857	$794,371	$226,820	$83,091
Income (loss) from continuing operations	(78,168)	290,726	256,036	159,711	125,923
Income from discontinued operations	13,555	—	—	—	—
Net income (loss)	(64,613)	290,726	256,036	159,711	125,923
Net income (loss) attributable to Colony NorthStar, Inc.	(197,891)	115,318	149,980	123,149	101,765
Net income (loss) attributable to common stockholders	(333,093)	67,159	107,411	98,279	80,345
Per Share Data:
Income (loss) from continuing operations per share
Basic	$(0.66)	$0.39	$0.65	$0.69	$0.82
Diluted	$(0.66)	$0.39	$0.65	$0.69	$0.82
Net income (loss) attributable to common stockholders per share
Basic	$(0.64)	$0.39	$0.65	$0.69	$0.82
Diluted	$(0.64)	$0.39	$0.65	$0.69	$0.82
Dividends per common share (1)	$1.08	$1.08	$1.04	$0.98	$0.96
Balance Sheet Data—At Year End:
Total assets	$24,785,650	$9,760,992	$10,039,310	$5,825,449	$2,620,860
Total debt (2)	11,024,715	3,715,618	4,178,803	2,701,764	608,415
Total liabilities	12,402,114	4,144,065	4,623,070	2,889,656	666,633
Total stockholders' equity	8,407,925	2,773,799	2,846,916	2,417,480	1,684,310
Total equity	12,349,392	5,616,927	5,416,240	2,935,793	1,954,227
Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$549,617	$408,361	$373,126	$132,759	$125,289
Investing activities	1,331,542	251,812	(1,458,814)	(2,874,771)	(1,313,220)
Financing activities	(1,346,505)	(465,957)	1,060,674	2,841,764	1,060,738
__________

(1)
Dividends for 2017 include a $0.04444 per share dividend paid to Colony stockholders of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, representing a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017.

(2)	Includes debt presented within liabilities related to assets held for sale on the consolidated balance sheet at December 31, 2017.

Selected Quarterly Financial Information (Unaudited)

For the three months ended	2017				2016
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$720,344	$789,853	$679,372	$607,165	$208,473	$212,067	$217,528	$200,789
Income (loss) from continuing operations	(294,098)	71,108	105,192	39,630	24,655	71,904	103,136	91,031
Income (loss) from discontinued operations	(486)	1,481	—	12,560	—	—	—	—
Net income (loss)	(294,584)	72,589	105,192	52,190	24,655	71,904	103,136	91,031
Net income (loss) attributable to Colony NorthStar, Inc.	(335,738)	33,908	78,342	25,597	(4,717)	34,971	55,049	30,015
Net income (loss) attributable to common stockholders	(368,082)	1,650	38,555	(5,216)	(16,810)	22,878	42,956	18,135
Per Share Data:
Income (loss) from continuing operations per share:
Basic	$(0.69)	$0.00	$0.07	$(0.03)	$(0.11)	$0.14	$0.26	$0.11
Diluted	$(0.69)	$0.00	$0.07	$(0.03)	$(0.11)	$0.14	$0.24	$0.11
Net income (loss) attributable to common stockholders per share:
Basic	$(0.69)	$0.00	$0.07	$(0.01)	$(0.11)	$0.14	$0.26	$0.11
Diluted	$(0.69)	$0.00	$0.07	$(0.01)	$(0.11)	$0.14	$0.24	$0.11
Dividends per common share (1)	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27
__________

(1)
Dividends in the first quarter of 2017 consisted of (i) $0.04444 per share of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, that was paid to Colony stockholders and represented a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017; and (ii) $0.24 per share of common stock paid to Colony NorthStar stockholders for the period from January 11, 2017 through March 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report.
Our Business
We are a leading global real estate and investment management firm, with significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. We currently have assets under management of $43 billion, including both our balance sheet and third-party managed investments. We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, traded and non-traded REITs and registered investment companies.
Our business is organized into five segments as described below:

•
Healthcare—Our healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties, including hospitals. We earn rental income from medical office buildings as well as senior housing and skilled nursing facilities structured under net leases to healthcare operators, and resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators.

•
Industrial—Our industrial segment is composed primarily of light industrial assets in infill locations throughout the U.S. that are vital for e-commerce and other tenants that require increasingly quick delivery times.

•
Hospitality—Our hotel portfolio is geographically diverse within the U.S. and is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets, with the majority affiliated with top hotel brands.

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
Highlights
During 2017, significant developments affecting our business and results of operations included the following:
Acquisitions and Dispositions

•	Consummated the Merger with NSAM and NRF on January 10, 2017 in an all stock transaction valued at $6.7 billion at closing;

•
Closed on two strategic asset sales initiated by NRF pre-Merger: (i) sale of an 18.7% noncontrolling interest in our healthcare real estate portfolio for $350 million (including $20 million of pre-funded capital items); and (ii) sale of our manufactured housing portfolio for $2.0 billion with proceeds of $664 million net of financing assumed by the buyer;

•
Acquired a controlling interest in CPI, a real estate investment group in Europe, through a restructuring of our loan receivable, resulting in the assumption of $565 million of real estate with underlying debt of $278 million;

•	Sold all of our interest in Starwood Waypoint Homes (fka Colony Starwood Homes) (NYSE: SFR), a single family residential REIT, generating net proceeds of $501 million and a gain of $191 million;

•	Acquired 5.4 million shares of NorthStar Realty Europe Corp (“NRE”) common stock, increasing our ownership interest in NRE to over 10%;

•
Acquired the THL Hotel Portfolio consisting of 148 limited service hotels across the Southwest and Midwest U.S. in July 2017 through a consensual foreclosure of our loan receivable, resulting in the assumption of $1.3 billion of real estate with underlying debt of $908 million;

•	Sold two net lease properties in Switzerland that were acquired in January 2015 for a gain of $68 million; and

•
Closed on the sale of our interest in Townsend, an investment management subsidiary acquired through the Merger, for $475 million. Net proceeds for our 84% interest after transaction and other expenses was approximately $379 million.

Financing and Capital Transactions

•	Increased the borrowing capacity of our credit facility from $850 million to $1 billion and extended its maturity to January 2021, with two six-month extension options, at our election;

•	Repurchased 23.4 million shares of our class A common stock under the $300 million stock repurchase program announced in February 2017;

•	Repurchased all $13.0 million of our 7.25% exchangeable notes and exchanged $2.8 million of our 5.375% exchangeable notes into 0.2 million shares of our class A common stock;

•
Issued 13.8 million shares of our new Series I preferred stock and 12.6 million shares of our new Series J preferred stock with dividend rates of 7.15% and 7.125% per annum, respectively, for total net proceeds of$638 million. The proceeds, combined with available cash, were used to redeem all of the outstanding shares of our Series A, Series F and Series C preferred stock and a portion of the outstanding shares of our Series B preferred stock for $645 million in aggregate;

•
Refinanced $1.6 billion of debt in our hospitality portfolio at reduced interest rates and extended their maturities; separately, modified and cured default on $0.2 billion of debt affiliated with a hotel portfolio concentrated in energy dependent markets; and

•
Refinanced approximately $0.9 billion of assumed debt in the THL Hotel Portfolio with a $1.0 billion 5-year facility at a reduced interest rate, which will facilitate our strategic value-add plan by providing excess proceeds for capital expenditures.

Other

•
Closed on approximately $2 billion of additional third-party institutional and retail capital commitments, including our pro rata share from equity method investments in third-party asset managers and $0.3 billion from the Townsend business that was sold in December 2017.

Subsequent to 2017, significant events affecting our business included the following:

•
Closed on the Combination transaction on January 31, 2018 to create Colony NorthStar Credit, a publicly traded commercial real estate credit REIT listed on the NYSE. Upon closing of the Combination, we own approximately 37% of Colony NorthStar Credit on a fully diluted basis;

•
Entered into a definitive agreement on February 16, 2018 with S2K to combine NorthStar Securities with S2K to create a leading retail distribution business, which will distribute both the current and future investment products of Colony NorthStar and S2K;

•	On February 26, 2018, the Company's Board of Directors authorized a new $300 million common stock repurchase program; and

•
The Company, in partnership with Digital Bridge, held a closing for a new co-sponsored digital real estate infrastructure fund on February 28, 2018, with total callable commitments of $1.4 billion, inclusive of approximately $117 million of capital commitments by certain subsidiaries of the Company.

Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Colony NorthStar, Inc.
Year Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Healthcare	$613,169	$—	$—	$(64,767)	$—	$—	$(51,428)	$—	$—
Industrial	243,172	196,357	162,540	39,340	(2,976)	(21,178)	14,380	(884)	(9,560)
Hospitality	815,831	—	—	(9,863)	—	—	(9,199)	—	—
Other Equity and Debt	873,046	569,780	561,307	568,747	431,903	376,110	426,052	226,202	243,636
Investment Management	244,654	68,331	65,594	(172,011)	21,202	21,023	(183,881)	17,876	17,645
Amounts not allocated to segments	6,862	4,389	4,930	(426,059)	(159,403)	(119,919)	(393,815)	(127,876)	(101,741)
	$2,796,734	$838,857	$794,371	$(64,613)	$290,726	$256,036	$(197,891)	$115,318	$149,980
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(in thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2017
Real estate, net	$5,298,168	$2,451,091	$3,881,857	$2,833,142	$—	$—	$14,464,258
Loans receivable, net	70,641	—	—	3,153,121	—	—	3,223,762
Investments in unconsolidated ventures	—	2,840	—	1,447,937	200,720	3,742	1,655,239
Securities, at fair value	—	—	—	383,942	—	—	383,942
Debt, net	3,242,837	1,001,458	2,560,485	3,126,428	—	896,602	10,827,810
December 31, 2016
Real estate, net	$—	$1,969,247	$—	$1,274,384	$—	$—	$3,243,631
Loans receivable, net	—	—	—	3,430,608	—	—	3,430,608
Investments in unconsolidated ventures	—	1,027	—	1,038,781	13,187	—	1,052,995
Securities, at fair value	—	—	—	23,446	—	—	23,446
Debt, net	—	999,560	—	1,659,484	—	1,056,574	3,715,618

Comparison of 2017 to 2016
As a result of the Merger, comparisons between 2017 and 2016 financial information of Colony NorthStar may not be meaningful. The historical financial information included in this Annual Report as of any date, or for any periods, on or prior to January 10, 2017, represents the pre-Merger financial information of Colony on a stand-alone basis. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017. Following the Merger, the healthcare and hotel real estate portfolios acquired from NRF formed the Company's new healthcare and hospitality segments, respectively, while the investment management business acquired from NSAM has expanded Colony's existing investment management segment.
Consolidated Results of Operations
Our consolidated results of operations were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	Change
Revenues
Property operating income	$2,113,837	$371,082	$1,742,755
Interest income	416,625	385,851	30,774
Fee income	220,789	67,731	153,058
Other income	45,483	14,193	31,290
Total revenues	2,796,734	838,857	1,957,877
Expenses
Property operating expense	1,113,509	118,461	995,048
Interest expense	574,822	170,083	404,739
Investment, servicing and commission expense	67,597	23,666	43,931
Transaction costs	95,859	40,605	55,254
Depreciation and amortization	617,779	171,682	446,097
Provision for loan loss	19,741	35,005	(15,264)
Impairment loss	420,360	11,717	408,643
Compensation expense	346,885	111,838	235,047
Administrative expenses	113,456	51,699	61,757
Total expenses	3,370,008	734,756	2,635,252
Other income
Gain on sale of real estate	137,370	73,616	63,754
Earnings from investments in unconsolidated ventures	285,151	99,375	185,776
Other gain (loss), net	(25,814)	18,416	(44,230)
Income before income taxes	(176,567)	295,508	(472,075)
Income tax benefit (expense)	98,399	(4,782)	103,181
Income from continuing operations	(78,168)	290,726	(368,894)
Income from discontinued operations	13,555	—	13,555
Net income	(64,613)	290,726	(355,339)
Net income attributable to noncontrolling interests:
Redeemable noncontrolling interests	23,543	—	23,543
Investment entities	129,996	163,084	(33,088)
Operating Company	(20,261)	12,324	(32,585)
Net income attributable to Colony NorthStar, Inc.	(197,891)	115,318	(313,209)
Preferred stock redemption	4,530	—	4,530
Preferred stock dividends	130,672	48,159	82,513
Net income attributable to common stockholders	$(333,093)	$67,159	$(400,252)

Property Operating Income and Expenses

	Year Ended December 31,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$606,992	$—	$606,992
Industrial	240,782	194,670	46,112
Hospitality	815,413	—	815,413
Other Equity and Debt	450,650	176,412	274,238
	$2,113,837	$371,082	1,742,755
Property operating expenses:
Healthcare	$274,528	$—	$274,528
Industrial	67,196	55,924	11,272
Hospitality	537,884	—	537,884
Other Equity and Debt	233,901	62,537	171,364
	$1,113,509	$118,461	995,048
Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of approximately $1,478 million and incurred property operating expenses of $834.5 million in 2017.
Industrial—Increases in total property operating income and expenses in our industrial portfolio reflect the continued growth of our portfolio. As of December 31, 2017 and 2016, our industrial portfolio consisted of 369 and 346 buildings, respectively, with a net addition of 23 buildings and 5.7 million rentable square feet in 2017.
Comparing our industrial portfolio on a same store basis between 2017 and 2016, the increase in property operating income reflects an increase in average occupancy from 93.2% to 93.9%, and generally higher rental rates on new and renewal leases. Same store property operating expenses also increased during this period, primarily due to higher real estate taxes, partially offset by lower repair and maintenance costs.

	Year Ended December 31,		Change
($ in thousands)	2017	2016	Amount	%
Industrial: (1)
Same store property operating income	$178,815	$173,505	$5,310	3.1%
Same store property operating expenses	51,132	49,253	1,879	3.8%
__________

(1)	Our same store portfolio consisted of the same 284 buildings that were owned during 2017 and 2016.
Other Equity and Debt—Excluding properties acquired through the Merger, property operating income and property operating expenses related to our remaining other equity and debt portfolio increased $219.0 million and $149.2 million, respectively, in 2017. The increases were driven by $194.1 million of hotel operating income and $137.9 million of hotel operating expenses from the THL Hotel Portfolio which we acquired through a consensual foreclosure in July 2017.
Interest Income
Interest income increased by $30.8 million in 2017 compared to 2016. The increase can be attributed to interest earning assets acquired through the Merger, which contributed $89.1 million of interest income from commercial real estate ("CRE") debt securities and loans receivable. Excluding interest earning assets from the Merger, the remaining interest income decreased $58.3 million between 2017 and 2016 due to loan repayments, sales and foreclosures, which more than offset income from new loans and additional draws on existing loans.

Fee Income
Fee income was earned from the following sources:

	Year Ended December 31,
(In thousands)	2017	2016	Change
Institutional funds	$60,988	$67,731	$(6,743)
Non-traded REITs	88,081	—	88,081
Public company—NRE	14,003	—	14,003
Broker-dealer, Townsend private funds and other clients	57,717	—	57,717
	$220,789	$67,731	153,058
For the period following the Merger, we earned $104.4 million of additional fee income from the businesses acquired from NSAM, primarily management fees from non-traded REITs and NRE, as well as $55.4 million of management fees, incentive income and advisory fees from Townsend private funds and clients. We sold our interest in Townsend on December 29, 2017.
Fee income from Colony private funds decreased $6.7 million in 2017 compared to 2016 as additional fee income from private funds that we sponsor, predominantly from our distressed credit and industrial funds, was more than offset by fee concessions and continued realization of investments by various legacy private funds that we manage.
Other Income
The majority of other income in 2017 consisted of: (i) $25.6 million of cost reimbursements, of which $19.5 million was from managing the operations of the retail companies, and (ii) $8.2 million of expense recoveries from borrowers and other recoveries from loan resolutions. In 2016, other income was made up of $4.3 million of cost reimbursements, with the remainder attributed primarily to recoveries related to our loan investments.
Interest Expense

	Year Ended December 31,
(In thousands)	2017	2016	Change
Investment-level financing:
Healthcare	$185,256	$—	$185,256
Industrial	38,566	44,834	(6,268)
Hospitality	134,729	—	134,729
Other Equity and Debt	161,993	80,503	81,490
Corporate-level debt	54,278	44,746	9,532
	$574,822	$170,083	404,739
The significant net increase in interest expense in 2017 compared to 2016 was a result of the following:

•
$354.7 million of interest expense on $6.5 billion of investment-level non-recourse debt assumed in the Merger, financing NRF assets in the healthcare, hospitality as well as other equity and debt segments;

•
$6.3 million decrease in interest expense in our industrial segment due to (i) lower average debt balance in 2017 as we utilized more third party capital to fund the growth in our industrial portfolio in 2017, and (ii) lower financing costs on new fixed rate debt relative to our variable rate acquisition debt which was paid off in 2017;

•
$46.7 million net increase in interest expense on legacy Colony debt in the other equity and debt segment resulting from debt assumed through the acquisition of CPI and THL Hotel Portfolio as well as additional investment-level financing. These increases were partially offset by decreases in interest expense due to debt paydowns, primarily from loan resolutions and sales of real estate investments, particularly in our non-core hotel portfolio; and

•
$9.5 million net increase in interest expense on corporate-level debt driven by interest expense incurred in 2017 on NRF exchangeable notes and junior subordinated debt assumed in the Merger, partially offset by a decrease in interest expense on our corporate credit facility. There was lower utilization of our credit line in 2017 as we applied some of the net proceeds from the sale of our manufactured housing portfolio for working capital purposes.

Investment, Servicing and Commission Expense
Investment, servicing and commission expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to debt refinancing or restructuring, and unconsummated deal costs. The $43.9 million increase in costs between 2017 and 2016 can be attributed predominantly to expenses incurred in relation to assets and service arrangements acquired from NRF and NSAM.
Transaction Costs
In 2017, transaction costs of $86.2 million were incurred in connection with the Merger. These costs consisted primarily of professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Approximately $66.8 million of transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Merger. Excluding Merger-related costs, remaining $9.6 million of transaction costs were related mainly to new acquisitions, restructuring of investments and the Combination transaction to form Colony NorthStar Credit, a new publicly-traded commercial real estate credit REIT.
In 2016, transaction costs included primarily (i) $19.4 million related to the Merger; and (ii) $12.4 million on the settlement of a foreign administrative tax assessment pertaining to an investment held by a legacy fund that has been liquidated. Remaining transaction costs pertained to acquisition and restructuring of investments in our other equity and debt segment.
Depreciation and Amortization
The significant increase in 2017 was driven by the real estate and related intangible assets as well as the investment management intangible assets acquired from NRF and NSAM, respectively, which contributed $394.3 million of depreciation and amortization expense in aggregate. Excluding assets acquired in the Merger, the remaining real estate and intangible assets recorded a $51.8 million increase in depreciation and amortization, resulting largely from acquisitions of CPI and THL Hotel Portfolio as well as continued growth in our industrial portfolio. This increase was partially offset by decreases in depreciation and amortization as a result of real estate classified as held for sale or sold in 2017, mainly in our non-core hotel and European portfolios.
Provision for Loan Losses

	Year Ended December 31,
(In thousands)	2017	2016	Change
Non-PCI loans	$7,534	$5,815	$1,719
PCI loans	12,207	29,190	(16,983)
Total provision for loan losses (1)	$19,741	$35,005	(15,264)
__________
(1) Excludes immaterial provision on interest receivable in 2016.
Provision for loan losses in both years primarily reflected a decrease in expected cash flows on purchased credit-impaired ("PCI") loans. In 2017, this was net of a $6.3 million reversal of provision following higher recoveries, mainly upon the bulk sale of a portfolio of PCI loans. Our PCI loan portfolio has continued to resolve over time and outstanding loan balances have correspondingly declined.
Provision for loan losses on non-PCI loans in 2017 related primarily to a development loan due to revised cash flow projections, decline in collateral value on a loan in the healthcare segment, as well as certain defaulted loans and securitized loans that were subsequently resolved. In 2016, provision for loan losses on non-PCI loans were driven primarily by a decrease in underlying collateral values and losses on a troubled debt restructure ("TDR") loan.
Of the total provision for loan losses, $10.9 million in 2017 and $21.2 million in 2016 were attributed to noncontrolling interests in investment entities.

Impairment Loss

	Year Ended December 31,
(In thousands)	2017	2016	Change
Healthcare	$14,375	$—	$14,375
Industrial	44	407	(363)
Other Equity and Debt	30,867	10,990	19,877
Investment Management	375,074	320	374,754
	$420,360	$11,717	408,643
Healthcare—Impairment loss of approximately $9.8 million was recorded on six properties that were sold or held for sale in 2017 based on their contracted sales prices, consisting of a medical office building, hospitals and skilled nursing facilities. Remaining impairment loss was incurred upon the conversion of three RIDEA properties into net lease arrangements as well as due to property damage resulting from hurricanes Harvey and Irma, net of insurance recoveries.
Industrial—Impairment loss in the industrial segment in both years reflect selling costs on properties sold.
Other Equity and Debt—Impairment in 2017 was $19.9 million higher than 2016, attributable mainly to: (i) a $15.7 million increase in impairment on our European real estate due to a reduction in estimated holding period, tenant vacancy and exposure to the retail and leisure markets in the United Kingdom or otherwise decreases in value of properties sold or held for sale; and (ii) $4.0 million of higher impairment on our remaining non-core limited service hotels which were fully disposed of in 2017.
Investment Management—The impairment recognized in 2017 consisted of the following:

•
$316.0 million write-down in goodwill, which represents the excess in carrying value of our investment management reporting unit, including its assigned goodwill, over its estimated fair value (refer to Note 8 to the consolidated financial statements); and

•
write-down of management contract intangibles for non-traded REITs that were acquired through the Merger, specifically $55.3 million for NorthStar Healthcare Income Inc. ("NorthStar Healthcare") based on an amendment to its advisory agreement as part of our efforts to preserve liquidity in NorthStar Healthcare and $3.7 million for NorthStar/RXR NY Metro Real Estate Inc ("NorthStar/RXR NY Metro") based on revised capital raising projections. Effective January 1, 2018, the base management fee for NorthStar Healthcare changed from 1% of gross assets to 1.5% of its most recently published net asset value, and we will no longer earn an acquisition fee for new investments (refer to Note 19 to the consolidated financial statements).

In 2016, the management contract intangible for a Colony private fund that was in liquidation was written down by $0.3 million due to a change in its fee basis.
Of the total impairment loss, $23.2 million in 2017 and $8.5 million in 2016 were attributed to noncontrolling interests in investment entities.
Compensation Expense
In addition to a significantly larger workforce following the Merger, 2017 also included Merger-related compensation expense as well as $4.8 million of equity-based compensation that accelerated upon vesting of the Townsend equity awards following the sale of Townsend. The table below provides the components of compensation expense:

	Year Ended December 31,
(In thousands)	2017	2016	Change
Cash compensation and benefits	$167,606	$98,200	$69,406
Equity-based compensation	33,095	13,638	19,457
	200,701	111,838	88,863
Merger-related compensation expense:
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	116,725	—	116,725
Severance and other employee transition	29,459	—	29,459
	146,184	—	146,184
Total compensation expense	$346,885	$111,838	235,047

Administrative Expense
In addition to operating a much larger organization following the Merger, we also incurred $15.4 million of administrative costs in 2017 in connection with integrating the operations of the combined entities, including but not limited to system integration, combination or renegotiation of office lease, legal costs as well as other professional fees paid to third party advisors and consultants. We believe that such costs would not be expected to recur and do not represent the ongoing costs of our fully integrated combined organization.
Gain on Sale of Real Estate

	Year Ended December 31,
(In thousands)	2017	2016	Change
Industrial	$24,612	$2,888	$21,724
Other Equity and Debt	112,758	70,728	42,030
	$137,370	$73,616	63,754
Industrial—There were more dispositions in 2017, with the higher gain in 2017 driven by the sale of two industrial portfolios totaling 26 buildings in the Chicago and Atlanta markets, which contributed gains of $17.1 million in aggregate.
Other Equity and Debt—We recorded significant gains from a single sale transaction in each of 2017 and 2016, consisting of $68.1 million gain from the sale of two net lease properties in Switzerland in 2017 and $49.3 million gain from the sale of a foreclosed property in Germany in 2016. Excluding these two dispositions, the higher gain in 2017 is driven primarily by a $26.7 million increase in gains from sales of our various European properties, particularly in the United Kingdom. This was partially offset by lower gains in 2017 from real estate sales in the U.S. as we had sold and realized gains on the bulk of our non-core limited service hotel portfolio in 2016.
Gain on sale of $38.2 million in 2017 and $48.1 million in 2016 were attributed to noncontrolling interests in investment entities.
Earnings from Investments in Unconsolidated Ventures
The significant increase in earnings from investments in unconsolidated ventures in 2017 of $185.8 million from 2016 was driven by a $191.2 million gain from the sale of all of our 14% interest in SFR and $24.7 million of net earnings from investments in unconsolidated ventures acquired through the Merger. This increase was partially offset by a $45.0 million gain from the redemption of a preferred equity investment and $13.9 million gain from the sale of a hotel property by an investee in 2016.
Earnings from investments in unconsolidated ventures of $27.1 million in 2017 and $26.6 million in 2016 were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
The net loss of $25.8 million in 2017 resulted primarily from the net impact of the following:

•	$13.0 million unrealized loss on an undesignated out-of-the-money interest rate swap assumed through the Merger; and

•
$37.6 million loss due to other-than-temporary impairment and write-off of basis in commercial mortgage-backed securities held by consolidated N-Star collateralized debt obligations ("CDOs") and N-Star CDO bonds, as the underlying securitization tranches continue to wind up. These N-Star CDOs refer to NRF sponsored CDOs collateralized by commercial real estate ("CRE") debt and securities as well as third party sponsored CRE CDOs acquired by NRF;

which were partially offset by:

•
$20.6 million gain due to a decrease in fair value of the contingent consideration liability in connection with Colony's management internalization in 2015 (refer to Note 3 of the consolidated financial statements); and

•	$6.7 million gain on remeasurement of a foreign currency loan receivable in our healthcare segment.
In 2016, the net gain of $18.4 million can be attributed primarily to an $11.7 million decrease in fair value of the contingent consideration liability in connection with Colony's management internalization in 2015, and $5.4 million related to the dedesignation of a net investment hedge.

Income Tax Expense
We recorded an income tax benefit of $98.4 million in 2017 compared to an income tax expense of $4.8 million in 2016.
In 2017, a significant deferred tax benefit was recognized in connection with amortization of our investment management intangible assets acquired through the Merger, which more than offset income tax expense on the operations of our TRS and foreign taxable entities. Additionally, the Tax Cuts and Jobs Act that was enacted in December 2017 provided for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Accordingly, we remeasured certain of our existing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, resulting in the recognition of a provisional net deferred tax benefit of $24.9 million in 2017.
In 2016, deferred tax benefit was recognized related to the amortization of investment management intangible assets that were acquired in connection with Colony's management internalization in 2015. However, this was more than offset by income tax expense incurred on gains from sale of real estate, in particular, the sale of a property in Germany, as well as on net operating income from our real estate investments in the United Kingdom.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition in 2017. Net income from discontinued operations in 2017 included (i) $12.6 million from the operations of our manufactured housing portfolio that was acquired through the Merger, during the approximately two month period prior to its disposition in March 2017; and (ii) $0.9 million from the operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017.
Preferred Stock Redemption
A $4.5 million charge against net income available to common stockholders was recorded in 2017, representing the excess of the redemption price of $25.00 per share over the respective carrying values of our Series A, B, C and F preferred stock at the time of redemption.
Comparison of 2016 to 2015
Following the internalization of our manager on April 2, 2015, our business expanded to include fee income from the private funds investment management business acquired from our manager and we replaced management fee expense with directly incurred costs such as compensation, overhead costs and other administrative expenses. Refer to note 3 to the consolidated financial statements included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report for further information related to our management internalization.
Additionally, as we became the investment manager of private funds sponsored by our former manager, we were deemed to hold a controlling financial interest in 52 real estate investment entities that have participating interests from these funds. We previously accounted for our interests in these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose of any existing interests in these investment entities in conjunction with the internalization transaction. Beginning April 2, 2015, we consolidated these 52 investments entities which hold loans receivable and/or real estate. Consequently, our results for the periods before and after the internalization transaction are not directly comparable. Upon consolidation, we remeasured the assets and liabilities of these consolidated investment entities at fair value, and the increase in value of our interests in these consolidated investment entities resulted in the recognition of a gain of $41.5 million, net of cumulative translation adjustments reclassified to earnings, and a related deferred income tax expense of $3.5 million. The consolidation of these investment entities resulted in a gross-up of total income, before the effect of lower equity in income of unconsolidated joint ventures, as well as total expenses, with a corresponding increase in net income attributable to noncontrolling interests in investment entities, effective April 2, 2015.

Consolidated Results of Operations
Our consolidated results of operations were as follows:

	Year Ended December 31,		Change
(In thousands)	2016	2015
Revenues
Property operating income	$371,082	$299,871	$71,211
Interest income	385,851	417,305	(31,454)
Fee income	67,731	65,813	1,918
Other income	14,193	11,382	2,811
Total revenues	838,857	794,371	44,486
Expenses
Management fee	—	15,062	(15,062)
Property operating expense	118,461	117,713	748
Interest expense	170,083	133,094	36,989
Investment, servicing and commission expense	23,666	20,985	2,681
Transaction costs	40,605	38,888	1,717
Depreciation and amortization	171,682	140,977	30,705
Provision for loan loss	35,005	39,859	(4,854)
Impairment loss	11,717	11,192	525
Compensation expense	111,838	84,506	27,332
Administrative expenses	51,699	38,238	13,461
Total expenses	734,756	640,514	94,242
Other income
Gain on sale of real estate	73,616	8,962	64,654
Earnings from investments in unconsolidated ventures	99,375	47,605	51,770
Gain on remeasurement of consolidated investment entities, net	—	41,486	(41,486)
Other gain (loss), net	18,416	(5,170)	23,586
Income before income taxes	295,508	246,740	48,768
Income tax (expense) benefit	(4,782)	9,296	(14,078)
Net income	290,726	256,036	34,690
Net income attributable to noncontrolling interests:
Investment entities	163,084	86,123	76,961
Operating Company	12,324	19,933	(7,609)
Net income attributable to Colony NorthStar, Inc.	115,318	149,980	(34,662)
Preferred stock dividends	48,159	42,569	5,590
Net income attributable to common stockholders	$67,159	$107,411	$(40,252)
Property Operating Income and Expenses

	Year Ended December 31,		Change
(In thousands)	2016	2015
Property operating income:
Industrial	$194,670	$161,863	$32,807
Other Equity and Debt	176,412	138,008	38,404
	$371,082	$299,871	71,211
Property operating expenses:
Industrial	$55,924	$54,581	$1,343
Other Equity and Debt	62,537	63,132	(595)
	$118,461	$117,713	748
Industrial—Total property operating income increased 20.3% to $194.7 million, while total property operating expenses increased a minimal 2.5% to $55.9 million. Overall improvements in operating results stemmed from continued growth and scalability of the portfolio with increased leasing activity and rental rates across the portfolio. Most markets continued to lean in favor of the landlord, providing for rising rental rates on renewals, and the ability to minimize incentives such as tenant improvements and rental abatements.
On a same store basis, property operating income increased 4.3%, while property operating expenses decreased 8.0%.

	Year Ended December 31,		% change
($ in thousands)	2016	2015
Industrial: (1)
Same store property operating income	$152,465	$146,197	4.3%
Same store property operating expenses	45,582	49,554	(8.0)%
__________

(1)	Our same store portfolio consisted of the same 245 properties that were owned in 2016 and 2015, and excluded properties that were acquired or sold during those years.
The increase in same store property operating income resulted from a combination of increased occupancy, higher negotiated market rental rates on new and renewal lease transactions, and contractual rental rate increases within existing leases in 2016. Lower same store property operating expenses can be attributed in part to cost savings from bundling of insurance policies in 2016.
Other Equity and Debt—The increase in property operating income by $38.4 million or 27.8% was due to the following: (i) approximately $62.0 million of income from new investments in 2016, including foreclosures; (ii) an additional quarter of income in 2016 from consolidation of investments post-Internalization in April 2015; partially offset by (iii) decrease in income from dispositions in 2016, predominantly from sales in our non-core hotel portfolio which resulted in a decrease of approximately $36.0 million.
Property operating expenses decreased marginally in 2016 as a result of dispositions in 2016, primarily from sales in our hotel portfolio, which was largely offset by increases in expenses from new investments and an additional quarter of expenses in 2016 from investments consolidated post-Internalization.
Interest Income
Interest income in 2016 was $31.5 million lower from $417.3 million in 2015. The higher interest income in 2015 was due to (i) $59.7 million from payoff of two loans collateralized by real estate in Spain; and (ii) $39.9 million from foreclosure of a loan in which the foreclosed land was sold thereafter. Excluding the $99.6 million impact from these two investments that had resolved in 2015, year over year interest income increased $68.2 million, with higher interest income from new loans, including draws on revolving loans, as well as prepayments on securitized or warehoused loans in 2016.
Fee Income
Fee income in both years were derived from Colony institutional funds. Fee income of $67.7 million in 2016 was $1.9 million higher than 2015, which can be attributed to the following: (i) an additional quarter of fee income in 2016 of $16.6 million; and (ii) $2.7 million increase in fee income from our sponsored global real estate credit fund; largely offset by (iii) a $15.7 million decrease due to fee concessions on three funds, as well as (iv) decreases resulting from continued realization of investments by liquidating funds.
Other Income
Other income in 2016 and 2015 consisted primarily of $4.3 million and $4.8 million, respectively, of cost reimbursements as well as $7.0 million and $5.9 million, respectively, related to recoveries related to our loan investments. The $0.5 million decrease in cost reimbursements in 2016 was due to the absence of reimbursements from our single family residential rental business subsequent to its merger with Starwood Waypoint Residential Trust in January 2016 (combined entity renamed Colony Starwood Homes in 2016, thereafter renamed Starwood Waypoint Homes in 2017), partially offset by an additional quarter of other cost reimbursements in 2016 relative to 2015, which reflected only activities post-Internalization. The $1.1 million increase in recovery income was due largely to income from the legal settlement of a loan in 2016, partially offset by decreases in income from a loan portfolio that was resolved in 2015.
Management Fee Expense
Subsequent to the internalization of Colony's former manager on April 2, 2015, management fee expense was replaced with directly incurred costs such as compensation, overhead costs and other administrative expenses. The management fee expense in 2015 included equity-based compensation expense for stock grants made to the manager.

Interest Expense

	Year Ended December 31,		Change
(In thousands)	2016	2015
Investment level financing:
Industrial	$44,834	$37,338	$7,496
Other Equity and Debt	80,503	50,990	29,513
Corporate level debt	44,746	44,766	(20)
	$170,083	$133,094	36,989
The $37.0 million net increase in interest expense between 2016 and 2015 can be attributed to the following:

•
$7.5 million higher interest expense in the industrial segment as a result of higher effective interest rate in 2016 and accelerated recognition of debt financing costs resulting from debt refinancing in 2016; and

•
$29.5 million increase in interest expense on debt in the other equity and debt segment from a combination of (i) an additional quarter of interest expense in 2016 on debt consolidated post-Internalization, (ii) a full year of interest incurred in 2016 on various investment level financing obtained during the year in 2015, including a new securitization transaction in September 2015 that is treated as a secured financing, and (iii) financing on new acquisitions in 2016, partially offset by (iv) decreases from payoff of loans and their corresponding financing.

Investment, Servicing and Commission Expense
Investment, servicing and commission expense of $23.7 million in 2016 was fairly consistent with the $21.0 million incurred in 2015. These costs relate primarily to the servicing and management of our loan portfolios and foreclosed properties, as sponsor and/or manager of our funds, diligence costs in connection with unconsummated investments as well as fund offering costs in excess of reimbursable thresholds.
Transaction Costs
Transaction costs were $40.6 million in 2016 and $38.9 million in 2015. In 2016, transaction and integration costs of $19.4 million were incurred in connection with the Merger, which consisted primarily of legal, financial advisory, accounting and consulting costs. Additionally, a $12.4 million settlement of a foreign administrative tax assessment was incurred in 2016 pertaining to an investment previously held by a legacy fund that has been liquidated. Remaining transaction costs incurred in 2016 were related to acquisition and restructuring of investments in our other equity and debt segment. In 2015, transaction costs consisted primarily of $15.1 million incurred in connection with our Internalization as well as $20.0 million incurred in the acquisition of a portfolio of commercial properties in the United Kingdom.
Depreciation and Amortization
Depreciation and amortization expense increased $30.7 million in 2016 compared to 2015 due to new acquisitions as we grew our real estate portfolio and the consolidation of previous equity method investments post-Internalization in April 2015.
Provision for Loan Losses

	Year Ended December 31,		Change
(In thousands)	2016	2015
Non-PCI loans	$5,815	$846	$4,969
PCI loans	29,190	39,013	(9,823)
Total provision for loan losses (1)	$35,005	$39,859	(4,854)
__________
(1) Excludes immaterial provision on interest receivable in 2016.
Provision for loan losses in both years relate primarily to PCI loans and reflected a decrease in expected cash flows from these loans, including a decrease in collateral values. In relation to provision for loan losses on non-PCI loans, the $5.0 million increase in 2016 can be attributed to two loans, and reflects a decrease in collateral value on a loan affected by the decline in oil and gas prices as well as expected losses on a loan modified in a TDR in 2016.
In 2016 and 2015, provision for loan losses of $21.2 million and $28.3 million were attributed to noncontrolling interests in investment entities, respectively.

Impairment Loss

	Year Ended December 31,		Change
(In thousands)	2016	2015
Industrial	$407	$450	$(43)
Other Equity and Debt	10,990	6,639	4,351
Investment Management	320	4,103	(3,783)
	$11,717	$11,192	525
Industrial—Impairment loss in both years reflect selling costs on properties sold.
Other Equity and Debt—The increase in impairment loss in 2016 relate primarily to subsequent write-downs in the value of properties foreclosed from our loan portfolios, including selling costs. In 2015, we started to hold foreclosed properties only upon consolidation of previous equity method investments post-Internalizaton in April 2015.
Investment Management—Impairment loss in both years relate to a write down in the value of our investment management contract intangible due to a change in fee basis on a liquidating fund in 2016 and fee concessions as well as earlier realization of investments on liquidating funds in 2015.
Impairment loss of $8.5 million in 2016 and $4.6 million in 2015 were attributed to noncontrolling interests in investment entities.
Compensation Expense
Compensation expense was higher in 2016 as it reflects a full year of cost compared to nine months in 2015 post-Internalization, as well as higher bonus expense in 2016. Prior to the Internalization, compensation costs were borne directly by our manager and charged to us through a management fee.
Administrative Expense
Administrative expense was higher in 2016 as it reflects a full year of cost compared to nine months of cost in 2015 post-Internalization. Additional administrative expense was also incurred in 2016 at the investment level, largely due to the growth in our real estate portfolio.
Gain on Sale of Real Estate
We recorded gain on sale of real estate of $73.6 million in 2016 compared to approximately $9.0 million in 2015. The significantly higher gain in 2016 can be attributed to $49.3 million from the sale of a foreclosed office property in Germany, $8.1 million from the sale of certain non-core limited service hotels, $3.6 million from the sale of a net lease property in Massachusetts, $2.8 million of additional gains from an increased number of properties sold in our Industrial segment as well as $4.8 million from the sale of properties foreclosed from our loan portfolios. In 2015, the gain consisted primarily of $6.0 million from sale of three properties in Europe and $1.0 million from the sale of certain non-core limited service hotels.
Gain on sale of real estate of $48.1 million in 2016 and $5.8 million in 2015 were attributed to noncontrolling interests in investment entities.
Earnings from Investments in Unconsolidated Ventures
The significant increase of $51.8 million in earnings from investments in unconsolidated ventures in 2016 can be attributed primarily to a $45.0 million gain from redemption of a preferred equity investment, including our profit participation in the investment, and $13.9 million of gain from the sale of a hotel property by an investee. These were partially offset by additional earnings recognized from equity method investments in 2015 prior to the consolidation of these investments post-Internalization in April 2015.
Earnings from investment in unconsolidated ventures of $26.6 million in 2016 and $14.9 million in 2015 were attributed to noncontrolling interests in investment entities.
Gain on Remeasurement of Consolidated Investment Entities, Net
There was a one-time gain of $41.5 million recorded upon remeasurement at fair value of our interests in previous equity method investments that we were deemed to control as a result of our management internalization, and consolidated effective April 2015.

Other Gain (Loss), Net
We recorded other gain of $18.4 million in 2016 compared to a net loss of $5.2 million in 2015.
The net gain in 2016 consisted primarily of an $11.7 million decrease in fair value of the contingent consideration in connection with the Internalization, and $5.4 million related to a net investment hedge that was partially dedesignated as the net investment in our foreign subsidiary decreased over time due to depreciation of underlying real estate assets.
In 2015, other loss arose primarily from a $23.4 million foreign currency translation loss, net of hedging, that was recorded upon payoff of two loans held by a subsidiary in Spain, partially offset by a $16.5 million gain from a decrease in fair value of the contingent consideration related to the Internalization.
Income Tax Expense
We recorded an income tax expense of $4.8 million in 2016 and an income tax benefit of $9.3 million in 2015.
In both years, we recognized deferred tax benefit in connection with amortization of our investment management intangible assets acquired through the Internalization. Additionally, in 2015, we also recorded a large deferred tax benefit arising from net operating loss in our investment management business, which was partially offset by $3.4 million of deferred tax expense in connection with the remeasurement gain upon consolidation of previous equity method investments. In 2016, we utilized the net operating loss and our deferred tax benefit was more than offset by income tax expense incurred in relation to gains on sale of real estate as well as increases in net operating income from our real estate investments in the United Kingdom.
Segments
The following discussion summarizes key information on each of our five segments.
Net operating income ("NOI") and earnings before interest, income tax, depreciation and amortization ("EBITDA") for our core real estate segments were determined as follows. NOI and EBITDA are discussed further and reconciled to GAAP in "—Non-GAAP Supplemental Financial Measures."

	Healthcare	Industrial			Hospitality
	Year Ended December 31, 2017	Year Ended December 31,			Year Ended December 31, 2017
(In thousands)		2017	2016	2015
Total revenues	$613,169	$243,172	$196,357	$162,540	$815,831
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(34,229)	(6,665)	(3,798)	(4,742)	(74)
Interest income	—	(391)	(2)	(7)	—
Other income	—	(121)	—	—	—
Property operating expenses (1)	(274,528)	(67,196)	(55,924)	(54,581)	(537,884)
Transaction, investment and servicing costs	—	(101)	—	—	—
Compensation expense (1)	—	(1,753)	(1,873)	(850)	—
NOI or EBITDA	$304,412	$166,945	$134,760	$102,360	$277,873
_______

(1)
For healthcare and hospitality, fees paid to third parties for property management are included in property operating expenses. For industrial, compensation costs of employees engaged in property management and operations are included in compensation expense.

Healthcare
Our healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. Over half of our healthcare properties are medical office buildings as well as senior housing and skilled nursing facilities structured under net leases to healthcare operators for which we earn rental income. Substantially all of our net leases include annual escalating rent provisions. We also earn resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators, predominantly through structures permitted by REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which allows us, through a TRS, to directly receive resident fee income and incur customary operating expenses.
In January 2017, we sold a 19% noncontrolling interest in our healthcare real estate portfolio for $350 million (including $20 million of certain pre-funded capital items) through a newly formed joint venture pursuant to terms negotiated prior to the Merger. We act as the manager of the healthcare joint venture and are responsible for our healthcare portfolio day-to-day business affairs. At December 31, 2017, our interest in our healthcare segment was approximately 71%.

In 2017, our healthcare segment generated total revenues of $613.2 million and net loss attributable to us of $51.4 million.
During 2017, we sold four medical office buildings totaling 0.2 million square feet and five skilled nursing facilities totaling 494 beds for aggregate net proceeds of $5.4 million. At December 31, 2017, we had one medical office building, three skilled nursing facilities and seven senior housing operating facilities held for sale, with an aggregate real estate carrying value of $42.3 million and corresponding debt carrying value of $34.6 million. These activities reflect our continued monetization initiatives on non-core assets.
As a result of hurricanes Harvey and Irma in the third quarter of 2017, a small number of our medical office buildings and net lease properties in Texas and Florida suffered some physical damage. This includes the closure of one hospital in Texas that reopened in February 2018. Our senior housing operating facilities, however, experienced only minor damage. We recognized $1.2 million of impairment loss in 2017 for damage on our properties, after taking into consideration approximately $10.1 million of anticipated insurance recoveries for property damage.
Healthcare Portfolio
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on property count) is in the United Kingdom.
The following table presents selected operating metrics of our healthcare segment as of and for the year ended December 31, 2017:

	Number of Buildings	Capacity		Average Occupancy(1)	Average Remaining Lease Term (Years)	NOI (In thousands)
Medical office buildings	109	3.9 million	square feet	82.9%	4.7	$53,550
Senior housing—operating	109	6,436	units	87.4%	N/A	70,224
Net lease—senior housing	83	4,135	units	82.9%	12.0	56,732
Net lease—skilled nursing facilities	102	12,300	beds	82.1%	6.9	103,051
Net lease—hospitals	14	872	beds	58.4%	11.4	20,855
Total	417			82.8%	9.0	$304,412
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

Revenue mix of our healthcare portfolio weighted by NOI for the twelve months ended September 30, 2017 (as our operators report on a quarter lag) is as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	58%
Medicaid	31%
Medicare	11%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data, representing approximately 2% of revenues for the trailing twelve month period.
Industrial
Our industrial segment is composed primarily of light industrial assets. Our strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector.
Light industrial buildings are generally either multi-tenant buildings of up to 500,000 square feet or single tenant buildings of up to 250,000 square feet with an office build out of less than 20%. They are typically located in supply constrained locations and are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms, by providing smaller industrial distribution spaces located closer to a company's customer base.
Our investment in the industrial portfolio is made alongside third party limited partners through a joint venture, composed of two sponsored and managed partnerships, including an open end industrial fund. We also have a wholly owned industrial operating platform which provides vertical integration from acquisition and development to asset management and property management of the industrial assets.
At December 31, 2017, we owned 41.5% of our industrial portfolio based on net asset value through our capital contributions of $750.0 million. Our ownership interest decreased from 49.3% at December 31, 2016 as we continue to expand our industrial portfolio through third party capital.
In 2017, we raised an additional $460.7 million of third party capital, net of redemptions, and contributed $131.5 million of additional capital from our balance sheet.
Our Industrial segment generated total revenues of $243.2 million and net income attributable to us of $14.4 million in 2017.
In May 2017, we fully paid off our variable rate acquisition debt, which had an outstanding principal balance of $413.0 million at December 31, 2016, primarily through proceeds from new capital contributions and refinancing with new fixed rate debt.
None of our light industrial properties suffered structural damage as a result of Hurricanes Harvey and Irma in the third quarter of 2017. Certain properties in Orlando experienced only minor damage and remain fully operational.
Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
NOI—Industrial	$166,945	$134,760	$102,360	$32,185	23.9%	$32,400	31.7%
The increase in NOI from 2015 through 2017 reflect primarily the continued growth of our portfolio, with net increase in rentable square feet of 2.9 million in 2016 and 5.7 million in 2017, taking into account both acquisitions and dispositions during these periods. Average occupancy rates have increased over time, from 89.2% in 2015 to 93.3% in 2016 to 94.1% in 2017. Additionally, rental rates were higher across new and renewal leases, and leasing incentives, including rental abatements and tenant incentives, have seen a decline. These factors, in part, have resulted in increases in rental income, which more than offset higher property operating expenses generated by the growth in our portfolio, in particular, real estate taxes.
Industrial Portfolio
Our industrial portfolio is well-diversified with over 43 million square feet and over 900 tenants across 17 major U.S. markets, with significant concentrations (by total square feet) in Dallas (17%) and Atlanta (16%).
We present and discuss below certain key metrics related to our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
December 31, 2017	369	43,325	95.1%	3.7
December 31, 2016	346	37,613	95.7%	3.7

•	At December 31, 2017, 75% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up 9% of our portfolio based on annualized gross rent.

•
Total portfolio leased percentage declined marginally year over year from 95.7% at December 31, 2016 to 95.1% at December 31, 2017, primarily due to acquisition of vacant or unstabilized properties. Notwithstanding, leasing activity and tenant demand continue to remain strong, with base rents on new leases recording a 6.9% increase year over year and tenant retention rate on contractual and early lease renewals was slightly higher at 68.6% for 2017 compared to 68.1% for 2016 based on square footage.

•	At December 31, 2017, no more than 18% of existing leases were scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in 2017 are summarized below. We continually attempt to recycle capital to improve the overall quality of our portfolio.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions	55	8,425	89%	$636,690	NA	NA
Dispositions	32	2,848	NA	NA	$126,221	$24,612
_________

(1)	Purchase price includes transaction costs for asset acquisitions.
At December 31, 2017, we funded a $0.5 million deposit, with remaining unfunded purchase commitment of $24.8 million for the acquisition of three buildings in Florida totaling approximately 305,000 square feet that were 100% leased.
Also, at December 31, 2017, one building in Orlando with carrying value of $8.0 million was held for sale. The building was sold in February 2018.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels. We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At December 31, 2017, we owned approximately 94% of our Hospitality segment.
In 2017, our Hospitality segment generated total revenues of $815.8 million and net loss attributable to us of $9.2 million.
In the second quarter of 2017, we refinanced $1.6 billion of debt in our hotel portfolio at reduced interest rates and extended their fully extended maturity dates from 2019 to 2022. Additionally, in December 2017, we modified and cured default on $0.2 billion of debt in a hotel portfolio concentrated in energy dependent markets.
As a result of Hurricanes Harvey and Irma in the third quarter of 2017, there was only minor damage and business interruption to a few of our hotels in the Hospitality segment and we generated incremental revenues from hurricane-related demand.
Hotel Portfolio
Our hotel portfolio is geographically diverse, located across 26 states, with concentrations (based on EBITDA) in California (23%), Florida (17%) and Texas (15%).
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at December 31, 2017 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%
The following table presents selected operating metrics of our hotel portfolio as of and for the year ended December 31, 2017:

Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	EBITDA (In thousands)
Select service	97	13,193	68.0%	$120	$81	$149,331
Extended stay	66	7,936	75.2%	131	98	116,597
Full service	4	962	65.4%	158	104	11,982
Total	167	22,091	70.5%	126	88	$277,910
__________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period.

Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as through unconsolidated ventures. Over time, we intend to recycle capital from our other equity and debt investments and shift our balance sheet exposure to our core real estate segments.
Significant investments in our other equity and debt portfolio at December 31, 2017 were as follows. This included certain of our U.S. commercial real estate loans, net lease properties, limited partnership interests in third party private equity funds as well as acquisition, development and construction ("ADC") loans accounted for as equity method investments, aggregating to $1.7 billion in carrying value as of December 31, 2017, that were contributed to Colony NorthStar Credit upon closing of the Combination on January 31, 2018.

Type	Carrying Value (In thousands)
Real estate	$2,833,142
Investments in unconsolidated ventures—third party private equity funds (1)	204,773
Investments in unconsolidated ventures—other (2)	1,243,164
Loans receivable	3,153,121
Securities	383,942
_________

(1)	Carrying value reflects fair value of our limited partnership interests in third party sponsored private equity funds as we elected fair value option accounting.

(2)	Represents various equity method and cost method investments. Significant investments include ADC loans ($331 million) and preferred equity investments ($441 million).
In 2017, our other equity and debt segment generated total revenues of $873.0 million and net income attributable to us of $426.1 million.
Significant activities in our other equity and debt segment in 2017 were as follows:

•	Acquired a portfolio of distressed CRE loans in Ireland for $578 million, at approximately 60% discount to par, utilizing approximately 64% debt financing.

•
Acquired a controlling interest in CPI, a real estate investment group in Europe, through a restructuring of our loan receivable, resulting in the assumption of $565.3 million of real estate with underlying debt of $277.6 million.

•	Sold our entire interest in SFR for net proceeds of $501 million and a gain of $191.2 million.

•	Acquired an additional 5.4 million shares of NRE common stock, increasing our ownership interest in NRE to over 10%, valued at $59.1 million based on the closing price of NRE on February 26, 2018.

•
Acquired a Class A office building in Los Angeles in June 2017 for $455.7 million, including transaction costs. In September 2017, we syndicated 90% of the equity to third party investors and deconsolidated the property holding entity, with our remaining interest reflected as an equity method investment.

•
Acquired the THL Hotel Portfolio of 148 limited service hotels across the Southwest and Midwest U.S. in July 2017 through a consensual foreclosure of our loan receivable, resulting in the assumption of $1.3 billion of real estate with underlying debt of $0.9 billion. In November 2017, we refinanced the assumed debt with a $1.0 billion 5-year facility at a reduced interest rate, which will facilitate our strategic value-add plan by providing excess proceeds for capital expenditures.

As a result of Hurricanes Harvey and Irma in the third quarter of 2017, 25 hotels in the THL Hotel Portfolio suffered varying degrees of damage, with certain hotels experiencing business interruption. One hotel was forced to close and is expected to re-open in the second quarter 2018. As of December 31, 2017, we have recognized $1.0 million of impairment loss for property damage, after taking into consideration $1.5 million of anticipated insurance recoveries for property damage. We are still assessing the estimated business interruption losses affecting certain of our hotels.
The THL portfolio contributed total revenues of $194.1 million and net loss attributable to us of $7.3 million for the six months in 2017 subsequent to our acquisition.

•	Sold two net lease properties in Switzerland that were acquired in January 2015 for a gain of $68.1 million.

•	At December 31, 2017, we had $670.3 million of real estate held for sale, financed with $365.1 million of debt.

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
In 2017, our Investment Management segment generated total revenues of $244.7 million and net loss attributable to us of $183.9 million, which included impairment losses of $316.0 million on the investment management goodwill and$59.1 million on management contract intangible assets.
Capital Raising and Assets Under Management
In 2017, we closed on $2.0 billion of third party capital commitments, including our pro rata share from equity method investments in third party asset managers and $0.3 billion from the Townsend business that was subsequently sold in December 2017.
Below is our total third party assets under management ("AUM"), adjusted to include Colony NorthStar Credit as of December 31, 2017:

	December 31,
(In billions)	2017	2016
Third party AUM (1)	$26.9	$10.7
__________

(1)
All references to AUM refer to third party investments that we manage, excluding our own balance sheet investments. AUM refers to the assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. AUM is generally based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at December 31, 2017, except that AUM of the retail companies and NRE are presented as of February 26, 2018. AUM further includes a) uncalled capital commitments and b) for corporate investments in affiliates with asset and investment management functions, the Company’s pro rata share of assets of each affiliate as presented and calculated by the affiliate. The Company’s calculation of AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers.

Prior to the Merger, the Company's AUM was determined based on the gross fair value of managed investments. The AUM at December 31, 2016 is presented above in accordance with the current definition of AUM based on gross undepreciated carrying value of managed investments.
The acquisition of NSAM's investment management business, including NSAM's investments in third party asset managers, contributed $17.4 billion of our third party AUM as of December 31, 2017. Excluding NSAM, the Company's third party AUM at December 31, 2017 decreased $1.2 billion from December 31, 2016 due to continued realization of investments by liquidating funds, including the sale of shares in SFR held by our managed funds. This was partially offset by the July 2017 acquisition of the THL Hotel Portfolio, which is co-invested with our managed funds, as well as the acquisition and subsequent syndication of a California office building investment to third party investors in September 2017.

Below is a summary of our third party AUM at December 31, 2017, adjusted to include Colony NorthStar Credit upon closing of the Combination:

Type	Products	Description	AUM (in billions)
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund, other co-investment vehicles and special accounts	Earns base and asset management fees, potential for incentives on sponsored funds	$9.9
Retail Companies	NorthStar Healthcare	Broker-dealer subsidiary acts as dealer-manager for non-traded REIT product offerings or wholesale marketing agent for investment company product offerings	3.7
	NorthStar/RXR NY Metro (1)
Earns base management fees from all retail companies, acquisition and disposition fees from non-traded REITs (except for NorthStar/RXR NY Metro), and potential for performance fees (except for NorthStar/Townsend)

	NorthStar Capital Fund
	NorthStar/Townsend (2)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.2
	Colony NorthStar Real Estate Credit, Inc. (3)	NYSE-listed credit REIT	3.2
		Earns base management fees, potential for incentives
Pro rata corporate investments	Joint venture investments	Earns share of earnings from unconsolidated ventures	7.9

Includes investments in RXR Realty (27% interest), a real estate owner, developer and asset manager with AUM over $12 billion; and AHI (43% interest), a healthcare asset manager and sponsor of non-traded vehicles with AUM of $2.9 billion

			$26.9
__________

(1)	Fee income is shared between the Company and its co-advisor, RXR Realty.

(2)
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend”) submitted a registration statement on Form N-2 to the SEC in May 2017, which as of February 26, 2017, is not yet effective. Townsend is the advisor for NorthStar/Townsend and an affiliate of Colony NorthStar will act as administrator and sub-advisor for certain investments. Fee income will be shared between Townsend and Colony NorthStar.

(3)	Reflects our management of 63% of third party capital in Colony NorthStar Credit based on its gross asset value of $5.1 billion as of September 30, 2017.
Significant Developments in the Investment Management Segment
Sale of Townsend Business
On December 29, 2017, we closed on the sale of the Townsend business for $475 million. Net proceeds for our 84% interest after transaction and other expenses was approximately $379 million. The Townsend business had AUM of $14.8 billion at September 30, 2017 and had generated $55.4 million of fee income in 2017.
Amendment of Management and Advisory Agreements
NRE—On November 9, 2017, the Company amended and restated its management agreement with NRE effective January 1, 2018. Key terms of the amendment include, among other terms: 1) the restructuring of the base management fee, which changed from a fixed base fee to a variable fee based on the European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in the agreement); 2) modification of the incentive fee, which will change from being based on Cash Available for Distribution ("CAD" as defined in the agreement) per share to 20% over the excess of the total stockholder return (defined as dividends and stock price appreciation, and subject to a high water mark established when a prior incentive is realized) over a cumulative 10% annual hurdle rate; and 3) reduction of term from an initial twenty year term to a five year term. Under the terms of the amended and restated management agreement, beginning with NRE's 2018 annual stockholders' meeting, the Company will have the right to nominate one director (who is expected to be one of NRE's current directors employed by the Company) to NRE's Board of Directors. In addition, NRE provided the Company with an ownership waiver under NRE’s charter, which allows the Company to purchase up to 45% of NRE’s common stock. In connection with the waiver, the Company agreed that for all matters submitted to a vote of NRE’s stockholders, to the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted. The amendments to NRE’s management agreement and the ownership waiver were approved by a strategic review committee that was formed by NRE's Board of Directors.
NorthStar Healthcare—On December 20, 2017, the Company agreed to amend its advisory agreement with NorthStar Healthcare effective January 1, 2018 as part of its efforts to preserve liquidity in NorthStar Healthcare. Key terms of the amendment include, among other terms: (1) the Company will no longer receive an acquisition fee in connection with NorthStar Healthcare’s acquisitions of real property or debt investments; and (2) the Company’s monthly asset management fee will be equal to one-twelfth of 1.5% of NorthStar Healthcare’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the Board of Directors of NorthStar Healthcare in connection with a sale, transfer or other disposition of a substantial portion of NorthStar Healthcare’s assets (such distribution, a “Special Distribution”), with $2.5 million per calendar quarter of such fee paid in shares of NorthStar Healthcare common stock at a price per share equal to the most recently published net asset value per share, as may be subsequently adjusted for any Special Distribution. The Company also agreed that all shares of NorthStar Healthcare common stock issued to it in consideration of the asset management fee will be subordinate in the share repurchase program to shares of NorthStar Healthcare common stock held by third party stockholders for a period of two years, unless the advisory agreement is earlier terminated.
Colony NorthStar Real Estate Credit
In connection with the closing of the Combination on January 31, 2018, the Company entered into a management agreement with Colony NorthStar Credit. The management agreement provides for a base management fee of 1.5% per annum of Colony NorthStar Credit's stockholders' equity (as defined in the management agreement) and incentive fees subject to the achievement of minimum return levels in accordance with terms set out in the management agreement, each payable quarterly in arrears in cash. The management agreement has an initial term of three years and will be automatically renewed for a one-year term thereafter unless earlier terminated.
Retail Distribution Business
On February 16, 2018, the Company entered into a definitive agreement with S2K to combine NorthStar Securities with S2K to create Colony S2K, a leading retail distribution business. Colony S2K will distribute both the current and future investment products of Colony NorthStar and S2K. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles. Subject to customary closing conditions, including completion of required regulatory filings, the Proposed Transaction is expected to close in the second quarter of 2018.
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

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income (loss) attributable to common stockholders	$(333,093)	$67,159	$107,411
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	(20,261)	12,324	19,933
Real estate depreciation and amortization	560,922	181,015	153,824
Impairment of real estate	49,933	11,491	10,857
Gain on sales of real estate	(134,979)	(92,088)	(9,024)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(148,329)	(21,439)	(45,270)
FFO attributable to common interests in Operating Company and common stockholders	$(25,807)	$158,462	$237,731
__________

(1)
For the year ended December 31, 2017, adjustments attributable to noncontrolling interests in investment entities include $162.7 million of real estate depreciation and amortization, $23.4 million of impairment of real estate, offset by $37.8 million of gain on sales of real estate. For the year ended December 31, 2016, adjustments attributable to noncontrolling interests in investment entities include $64.8 million of real estate depreciation and amortization, $8.7 million of impairment of real estate, offset by $50.5 million of gain on sales of real estate. For the year ended December 31, 2015, adjustments attributable to noncontrolling interests in investment entities include $44.7 million of real estate depreciation and amortization, $4.9 million of impairment of real estate, offset by $5.8 million of gain on sales of real estate.

NOI and EBITDA
NOI for healthcare and industrial segments represents total property and related income less property operating expenses, adjusted for the effects of (i) straight-line rental income adjustments; (ii) amortization of acquired above- and below-market lease adjustments to rental income; and (iii) other items such as adjustments for our share of NOI of unconsolidated ventures.
EBITDA for the hospitality segment represents income from continuing operations of that segment, excluding interest expense, income tax expense or benefit, and depreciation and amortization.
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

	Healthcare	Industrial			Hospitality
	Year Ended December 31, 2017	Year Ended December 31,			Year Ended December 31, 2017
(In thousands)		2017	2016	2015
Income (loss) from continuing operations	$(64,767)	$39,340	$(2,976)	$(21,178)	$(9,863)
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(34,229)	(6,665)	(3,798)	(4,742)	(74)
Interest income	—	(391)	(2)	(7)	—
Other income	—	(121)	—	—	—
Interest expense	185,256	38,566	44,834	37,338	134,729
Transaction, investment and servicing costs	11,941	41	1,088	4,038	9,152
Depreciation and amortization	183,897	109,265	88,854	82,447	133,269
Provision for loan losses	1,588	—	—	—	—
Impairment loss	14,375	44	407	450	—
Compensation and administrative expense	7,011	11,069	8,682	4,414	7,370
Gain on sale of real estate	—	(24,612)	(2,888)	(108)	—
Other (gain) loss, net	(6,299)	—	—	192	511
Earnings from investments in unconsolidated ventures	—	(1,843)	(27)	—	—
Income tax (benefit) expense	5,639	2,252	586	(484)	2,779
NOI or EBITDA	$304,412	$166,945	$134,760	$102,360	$277,873

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
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	principal and interest payments on our borrowings, including interest obligation on our corporate level debt;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	acquisitions of common stock under our common stock repurchase program; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.

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
Common Stock—Our board of directors declared the following dividends in 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 23, 2017	March 31, 2017	April 17, 2017	$0.27	(1)
May 4, 2017	June 30, 2017	July 17, 2017	0.27
August 3, 2017	September 30, 2017	October 16, 2017	0.27
November 2, 2017	December 29, 2017	January 16, 2018	0.27
__________

(1)
In connection with the consummation of the Merger, on January 20, 2017, the Company paid a dividend of $0.04444 per share of each Colony common stock to stockholders of record on January 9, 2017, representing a pro rata dividend for the period from January 1, 2017 through January 10, 2017 on a pre-exchange basis (or $0.03 after giving effect to the Colony exchange ratio of 1.4663). Additionally, the Company declared a dividend of $0.24 per share for the period from January 11, 2017 through March 31, 2017. Accordingly, dividends declared for the first quarter of 2017 per common share is equivalent to $0.27 per share after giving effect to the exchange ratio.

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding December 31, 2017 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series D	8.5%	8,000	4,250	0.5312500
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		65,464	$31,388
Common Stock Repurchases
On February 23, 2017, our board of directors authorized a common stock repurchase program, pursuant to which we may repurchase up to $300 million of our outstanding class A common stock over a one-year period. As of December 31, 2017, the entire authorized amount has been repurchased. This is described further in note 15 to the consolidated financial statements.

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
Corporate Credit Facility
As described in note 11 to the consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The JPM Credit Agreement is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of February 26, 2018, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $932.0 million was available to be drawn.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. We were in compliance with the financial covenants as of December 31, 2017.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in note 11 to the consolidated financial statements.
In June 2017 and July 2017, we repurchased all $13.0 million of the outstanding principal of the 7.25% exchangeable notes upon exercise of the repurchase option by the note holders.
In August and November 2017, we exchanged an aggregate $2.8 million of the outstanding principal of the 5.375% exchangeable notes into 232,669 shares of our class A common stock.
Public Offerings
We may offer and sell various types of securities under our effective shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
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
Cash Flows
As a result of the Merger, comparisons of the year over year cash flows may not be meaningful. The periods as of and on or prior to January 10, 2017 represent the pre-Merger cash flows of Colony, while the cash flows of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	549,617	408,361	373,126
Investing activities	1,331,542	251,812	(1,458,814)
Financing activities	(1,346,505)	(465,957)	1,060,674
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
Our operating activities generated cash of $549.6 million, $408.4 million and $373.1 million in 2017, 2016 and 2015, respectively. 2017 included the operating activities of NSAM's investment management business, and the operating activities of NRF's real estate business, primarily in healthcare and hospitality. Additionally, we incurred significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
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
Investing activities in 2017 generated net cash inflow of $1.3 billion, resulting from our initiative to monetize non-core investments during the year. This included the sale of all of our interest in SFR for $500.5 million, net of amounts held in escrow, the sale of Townsend for $446.1 million, net of cash assumed by the buyer, and proceeds from the sale of various non-core real estate investments totaling $1.6 billion, of which $664.4 million was from the sale of our manufactured housing portfolio. This was partially offset by various property acquisitions and capital expenditures of $1.3 billion, as well as net cash outlay of $297.5 million on additional contributions and/or new investments in unconsolidated ventures, net of distributions received. Our loan investments generated a net cash inflow with receipts, primarily from repayments, totaling $1.3 billion and cash outflows for disbursements of originated loans and loan acquisitions of $983.3 million, of which $538.1 million, net of deposits, was for the acquisition of a distressed loan portfolio in Ireland.
In 2016, investing activities generated net cash inflow of $251.8 million. Receipts from our loan portfolios, primarily from repayments and proceeds from sales totaling $1.1 billion exceeded cash outflows for loan disbursements and acquisitions of $585.3 million. Our real estate investing activities resulted in minimal net cash outflow in aggregate with acquisitions and capital expenditures totaling $501.2 million, while inflows through sale proceeds was $390.9 million.
In 2015, net cash used in investing activities of $1.5 billion was driven by our real estate acquisition activities of approximately $1.4 billion, as well as continued loan originations and acquisitions, net of repayments of $384.8 million. This was partially offset by receipt of $323.4 million of proceeds from sales of real estate.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated co-investors. We also have the ability to raise capital in the public markets through issuances of preferred stock, common stock and debt such as our convertible and exchangeable notes, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on our corporate debt and third party debt, dividends to our preferred and common stockholders as well as distributions to our noncontrolling interests.
Net cash used in financing activities in 2017 was $1.3 billion.
During 2017, we refinanced $1.6 billion of debt in our hotel portfolio as well as refinanced the debt in our THL Hotel Portfolio with a $1.0 billion 5-year term loan facility, both at reduced interest rates.
In addition to financing activities related to our third party borrowings, which are used primarily to fund our real estate and loan investments, as well as draws from our corporate credit facility for working capital purposes, other significant financing activities during 2017 included the following:

•	sold a minority interest in our healthcare platform for $330 million (excluding pre-funded capital expenditures);

•	terminated a call spread arrangement assumed through the Merger in which we received $21.9 million in settlement, including the release of $15.0 million of cash pledged as collateral;

•	utilized the full $300 million authorized under our stock repurchase program through the repurchase of 23.4 million shares of our class A common stock;

•	repurchased all of our 7.25% exchangeable notes for $13.4 million;

•
issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. We applied proceeds from the offerings totaling $637.9 million, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock for $644.9 million in aggregate; and

•	in connection with the sale of Townsend, redeemed the Townsend redeemable noncontrolling interests for $97.7 million.
In 2016, net cash used in financing activities was $466.0 million, largely driven by repayments on investment level financing which exceeded additional borrowings during the year.
In 2015, our financing activities provided net cash of $1.1 billion, which were sourced primarily from secured borrowings and draws from our credit facility. We also issued 11.5 million shares of our Series C preferred stock with dividend rate of 7.125% in April 2015 for net proceeds of $277.9 million.

Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations, commitments and contingencies on an undiscounted basis as of December 31, 2017 and the future periods in which we expect to settle such obligations, commitments and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to December 31, 2017 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2018	2019-2020	2021-2022	2023 and Thereafter
Corporate credit facility (1)	$65,752	$5,151	$10,315	$50,286	$—
Convertible and exchangeable senior notes (2)	727,413	26,683	53,438	424,240	223,052
Secured and unsecured debt (3)	11,421,350	680,164	4,249,106	4,444,889	2,047,191
Securitization bonds payable (4)	403,440	192,502	208,927	2,011	—
Junior subordinated notes	509,285	12,292	24,906	24,872	447,215
Ground lease obligations (5)	185,035	6,495	12,894	13,521	152,125
Office lease obligations (6)	74,198	7,443	15,783	14,585	36,387
	13,386,473	$930,730	$4,575,369	$4,974,404	$2,905,970
Contingent consideration (7)	28,069
Lending commitments (8)	92,232
Investment commitments (9)	264,090
Total (10)	$13,770,864

__________

(1)
Future interest payments on our corporate credit facility were estimated based on the applicable index at December 31, 2017 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the initial maturity date of January 2021. See “—Liquidity and Capital Resources."

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 11 to the consolidated financial statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity date of the respective secured and unsecured debt. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral. Interest on floating rate debt was determined based on the applicable index at December 31, 2017. Excludes investment-level debt financing related to assets held for sale. See Note 11 to the consolidated financial statements.

(4)
The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.

(5)
We assumed noncancelable operating ground leases as lessee or sublessee in connection with certain properties acquired. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments, as well as exclude ground leases which require only nominal annual payments and those associated with real estate held for sale. Rents paid under ground leases are recoverable from tenants.

(6)	We lease office space under noncancelable operating leases. The amounts reflect only minimum lease payments and do not project any potential escalation or other lease-related payments.

(7)	Contingent consideration liability is in connection with the following:
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
The amount presented reflects the aggregate estimated fair value of the contingent considerations at December 31, 2017:

(8)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding as of December 31, 2017 are not included. See Note 5 to the consolidated financial statements.

(9)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to third party-sponsored funds and Company-sponsored funds that are not consolidated. Potential future commitments that we have approved but are not yet legally binding as of December 31, 2017 are not included. See Notes 4 and 6 to the consolidated financial statements.

(10)
Total includes $494.0 million of contractual obligations and commitments at December 31, 2017 related to loans receivable, net lease properties and debt that were contributed to Colony NorthStar Credit on January 31, 2018.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of December 31, 2017.
In connection with the THL Hotel Portfolio, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2018 and 2037. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $100 million.
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
See Note 14 for a discussion of our consolidation assessment of VIEs.
Property Operating Income
Property operating income includes the following.
Rental Income—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed from the tenants, is capitalized. For Company owned tenant improvements, the amount funded by or reimbursed from the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
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
Resident Fee Income—Resident fee income is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges, included in lease agreements. Revenue for ancillary fees is recognized as services are provided.
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

Incentive Fees—The Company may earn incentive fees from its managed private funds, traded and non-traded REITs and investment companies. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in the respective governing agreements. Incentive fees that take the form of a contractual arrangement with the investment vehicle and does not represent an allocation of returns among equity holders of the investment vehicle (or “contractual incentive fees”) are recognized when fixed or determinable and related contingencies have been resolved, which is generally at the end of the incentive measurement period of the respective investment vehicles. Any contractual incentive fees received prior to that date are recorded as deferred income.
Incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method, as discussed in the Company's accounting policy for investments in unconsolidated ventures.
A portion of the incentive fees earned by the Company is allocated to senior management, investment professionals and certain other employees of the Company, generally at 40%, consistent with market terms.
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
Fair Value Measurement
The Company carries certain loans receivable, debt, real estate, investments in private equity funds, securities and derivatives on a fair value basis.
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company's own credit-worthiness.
The estimated fair value of financial assets and financial liabilities are categorized into a three tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:
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
See Note 13 for further discussion of our fair value methodology.
Fair Value Option
The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs.
The Company has elected the fair value option for financial assets and financial liabilities of certain consolidated securitization trusts, and adopted the measurement alternative to measure both the financial assets and financial liabilities of the securitization trusts using the fair value of either the financial assets or financial liabilities, whichever is more observable. The Company has also elected to account for certain cost and equity method investments at fair value.
See Note 13 for further discussion of our fair value methodology.

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
Prior to the Company's adoption of the new definition of a business effective October 1, 2016, the concentration of acquired fair values in a single or group of similar identifiable assets did not preclude the acquisition of such assets from meeting the definition of a business. As a result, acquisition of real estate assets with existing in-place leases, other than sale leaseback transactions, were generally recognized as business combinations.
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
See Note 3 for a discussion of our assessment of business combination transactions that closed during the periods presented.
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion. Indefinite lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles are periodically reviewed for impairment and an impairment loss is recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.
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
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below market, which is amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
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
Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value. If so, a quantitative assessment is performed to determine if an impairment has occurred and to measure the impairment loss.
On October 1, 2017, the Company early adopted the new guidance which simplifies goodwill impairment assessment. Goodwill impairment is measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit.
Prior to October 1, 2017, the quantitative assessment was performed in a two-step process. In the first step, if the fair value of the reporting unit is less than its carrying value (including goodwill), then goodwill is considered to be impaired. In the second step, the implied fair value of goodwill is determined by comparing the fair value of the reporting unit determined in step one to the fair value of the net assets of the reporting unit as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill exceeds the resulting implied fair value of goodwill, then an impairment charge is recognized for the excess.
An impairment establishes a new basis for goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
See Note 8 for discussion of our assessment of goodwill impairment in 2017.
Real Estate Assets
Real Estate Acquisitions—Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	13 to 44 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of useful life or remaining life of the building
Land improvements	8 to 30 years
Tenant improvements	Lesser of useful life or remaining term of the lease
Furniture, fixtures and equipment	3 to 20 years
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.
Real Estate Held for Sale
Classification as Held for Sale—Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.
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

Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring ("TDR")—A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company's collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company's allowance for loan losses methodology.

Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
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
Income Taxes
A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year and if the statutory relief provisions were not to apply, the Company would be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for our taxable year ended December 31, 2017) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, such as investment management, property management including hotel and healthcare operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.

Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss carryforwards and the income tax effect of accumulated other comprehensive income items of the TRS and foreign taxable entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS and foreign taxable entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company periodically evaluates whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations.
Recent Accounting Updates
Recent accounting updates are included in Note 2 to our consolidated financial statements in Item 15 of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
For more information, see “Item 1. Business—Risk Management.”
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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of February 26, 2018, the termination value was approximately $80.0 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of February 26, 2018, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $162.9 million or unrealized loss of $186.3 million.
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
At December 31, 2017, we had approximately €499.2 million, £250.6 million, CHF0.0 million and NOK 771.2 million or a total of $1,139.0 million, in European investments. A 1% change in these foreign currency rates would result in a $11.4 million increase or decrease in translation gain or loss included in other comprehensive income. At December 31, 2017, our share of net tax-effected accumulated foreign exchange gain on the European investments was approximately $28.9 million, net of effect of hedging.
A summary of the foreign exchange contracts in place at December 31, 2017, including notional amount and key terms, is included in Note 12 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2017, we do not expect any counterparty to default on its obligations.
Inflation
Many of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions as determined by our board of directors will be primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8.    Financial Statements.
The financial statements and the supplementary financial data required by this item appear in Item 6 and Item 15 of this Annual Report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2017.
Changes in Internal Control over Financial Reporting
We have substantially completed the process of integrating the systems, processes and internal controls of Colony, NSAM and NRF. We will continue to review our internal control practices for the combined company in consideration of future integration and post-merger activities.
The Company acquired the THL Hotel Portfolio on July 1, 2017. Management is currently evaluating the policies, processes, systems and operations of the THL Hotel Portfolio.
Except as described above, during the quarter ended December 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the THL Hotel Portfolio, which is included in our 2017 consolidated financial statements and constituted $1.4 billion of total assets and $0.3 billion of net assets, respectively, as of December 31, 2017, and $194.1 million of revenues and $7.3 million of net loss attributable to the Company, respectively, for the year then ended. Based on our evaluation, except as it relates to the THL Hotel Portfolio, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Ernst & Young LLP, our independent registered accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony NorthStar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Colony NorthStar, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colony NorthStar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the THL Hotel Portfolio, which is included in the 2017 consolidated financial statements of the Company and constituted $1.4 billion and $0.3 billion of total assets and net assets, respectively, as of December 31, 2017 and $194.1 million and $7.3 million of revenues and net loss attributable to the Company, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the THL Hotel Portfolio.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony NorthStar, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2018

Item 9B. Other Information.

Common Stock Dividends
On February 26, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share of Class A and Class B common stock for the first quarter of 2018, which will be paid on April 16, 2018 to respective stockholders of record on March 29, 2018.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a real estate investment trust, which we refer to as a REIT, and the acquisition, holding, and disposition of our Class A common stock, preferred stock, and depositary shares (for purposes of this section only, collectively referred to as “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only Colony NorthStar, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended, which we refer to as the Code, the regulations promulgated by the U.S. Treasury Department, which we refer to as the Treasury Regulations, rulings and other administrative interpretations and practices of the Internal Revenue Service, which we refer to as the IRS (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. We have not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Company and its subsidiaries and affiliated entities in accordance with their applicable organizational documents. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:

•	insurance companies;

•	tax-exempt organizations (except to the extent discussed in “—Taxation of Tax-Exempt Stockholders” below);

•	financial institutions or broker-dealers;

•	non-U.S. individuals and foreign corporations (except to the extent discussed in “—Taxation of Non-U.S. Stockholders” below);

•	U.S. expatriates;

•	persons who mark-to-market our stock;

•	subchapter S corporations;

•	U.S. stockholders, as defined below, whose functional currency is not the U.S. dollar;

•	regulated investment companies;

•	REITs;

•	trusts and estates;

•	holders who receive our stock through the exercise of employee stock options or otherwise as compensation;

•	persons holding our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;

•	persons subject to the alternative minimum tax provisions of the Code;

•	persons holding our stock through a partnership or similar pass-through entity; and

•	persons holding a 10% or more (by vote or value) beneficial interest in our stock.

This summary assumes that stockholders hold shares of our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investment.
The statements in this section are based on the current U.S. federal income tax laws, are for general information purposes only and are not tax advice. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this section to be inaccurate.
THE U.S. FEDERAL INCOME TAX TREATMENT OF US AS A REIT AND OF YOU AS A HOLDER OF OUR STOCK DEPENDS IN SOME INSTANCES ON DETERMINATIONS OF FACT AND INTERPRETATIONS OF COMPLEX PROVISIONS OF U.S. FEDERAL INCOME TAX LAW FOR WHICH NO CLEAR PRECEDENT OR AUTHORITY MAY BE AVAILABLE. IN ADDITION, THE TAX CONSEQUENCES TO ANY PARTICULAR HOLDER OF OUR STOCK WILL DEPEND ON SUCH HOLDER’S PARTICULAR TAX CIRCUMSTANCES.
YOU SHOULD CONSULT YOUR TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES TO YOU OF THE OWNERSHIP AND SALE OF OUR STOCK AND OF ITS INTENDED ELECTION TO BE TAXED AS A REIT. SPECIFICALLY, YOU SHOULD CONSULT YOUR TAX ADVISOR REGARDING THE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF SUCH OWNERSHIP, SALE AND ELECTION, AND REGARDING POTENTIAL CHANGES IN APPLICABLE TAX LAWS.
Taxation of Colony NorthStar
We intend to elect to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. We believe that we are organized and have operated, and we intend to continue to operate, in a manner so as to qualify for taxation as a REIT under the Code. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its stockholders. These laws are highly technical and complex.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of ownership by holders of our securities and asset ownership, and various other qualification requirements imposed upon REITs by the Code. In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination, whether for past, current, or future periods, and based upon the types of assets that we own and intend to own, such values can vary rapidly, significantly and unpredictably. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Similarly, the income we earn from our assets may not be earned when or in the proportions anticipated. For example, we may encounter situations in which a relatively small investment generates a higher than expected return in a particular year (or vice versa). A discussion of the tax consequences of the failure to qualify as a REIT and certain alternatives is included below in the section entitled “—Failure to Qualify.”
As indicated above, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “—Requirements for Qualification.” While we intend to operate so that we qualify as a REIT, no assurance can be given that the IRS will not challenge our qualification, or that we have been or will be able to operate in accordance with the REIT requirements in the future. See “—Requirements for Qualification—Failure to Qualify.”
New Tax Reform Legislation Enacted December 22, 2017
On December 22, 2017, the President signed into law H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018. This legislation makes many changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both non-REIT C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. These changes are generally effective for taxable years beginning after December 31, 2017. However, a number of changes that reduce the tax rates applicable to non-corporate taxpayers (including a new 20% deduction for qualified REIT dividends that reduces the effective rate of regular income tax on such income), and also limit the ability of such taxpayers to claim certain deductions, will expire for taxable years beginning after 2025, unless Congress acts to extend them.

These changes will impact us and our stockholders in various ways, some of which are adverse relative to prior law, and this summary of material U.S. federal income tax considerations incorporates these changes where material. To date, the IRS has issued only limited guidance with respect to certain provisions of the new law. There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the Conference Report that accompanied H.R. 1. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon.
Taxation of REITs in General
Provided that we qualify as a REIT, we will be entitled at the REIT level to a deduction from our taxable income for dividends that we pay and, therefore, will not be subject to U.S. federal corporate income tax at the REIT level on our taxable income that is currently distributed to holders of our securities. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from an investment in a non-REIT C corporation. A non-REIT C corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when the income is distributed. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
U.S. stockholders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “—Taxation of Taxable U.S. Stockholders of Colony NorthStar—Taxation of U.S. Stockholders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders of our securities, subject to special rules for certain items such as the capital gains that we recognize. See “—Taxation of Taxable U.S. Stockholders of Colony NorthStar.”
Even if the Company qualifies for taxation as a REIT, the Company will be subject to U.S. federal tax in the following circumstances:

•
the Company will pay U.S. federal income tax on any taxable income, including net capital gain, that it does not distribute to stockholders during, or within a specified time period after, the calendar year in which the income is earned.

•	for our taxable year ended December 31, 2017, the Company may be subject to the “alternative minimum tax” on any items of tax preference that it does not distribute or allocate to stockholders.

•	the Company will pay income tax at the highest corporate rate on:

•	net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that it holds primarily for sale to customers in the ordinary course of business; and

•	other non-qualifying income from foreclosure property.

•
the Company will pay a 100% tax on net income earned from sales or other dispositions of property, other than foreclosure property, by an entity other than a taxable REIT subsidiary, which we refer to as a TRS, if such property is held primarily for sale to customers in the ordinary course of business.

•
if the Company fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “—Requirements for Qualification—Gross Income Tests,” and nonetheless continues to qualify as a REIT because it meets other requirements, it will pay a 100% tax on: the greater of the amount by which it fails the 75% gross income test or the 95% gross income test, multiplied, in either case, by

•	a fraction intended to reflect its profitability.

•
if the Company fails any of the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below in the section entitled “—Requirements for Qualification—Asset Tests”), as long as the failure was due to reasonable cause and not to willful neglect, the Company files a description of each asset that caused such failure with the IRS, and the Company disposes of the assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure, it will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 21%) on the net income from the non-qualifying assets during the period in which it failed to satisfy the asset tests in order to remain qualified as a REIT.

•
if the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, it will be required to pay a penalty of $50,000 for each such failure in order to remain qualified as a REIT.

•
if the Company fails to distribute during a calendar year at least the sum of: (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income required to be distributed from earlier periods, the Company will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount it actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.

•
the Company may elect to retain and pay income tax on its net long-term capital gain. In that case, to the extent that the Company made a timely designation of such gain, a U.S. stockholder would be taxed on its proportionate share of the Company’s undistributed long-term capital gain and would receive a credit or refund for its proportionate share of the tax the Company paid.

•	the Company will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.

•
if the Company acquires any asset from a non-REIT C corporation in a merger or other transaction in which the Company acquires a basis in the asset that is determined by reference either to the non-REIT C corporation’s basis in the asset or to another asset, the Company will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the five-year period after it acquires the asset, provided no election is made for the transaction to be taxable on a current basis. This tax will generally apply to gain recognized with respect to assets that the Company holds as of the effective date of its REIT election (January 1, 2017) if such gain is recognized during the five-year period following such effective date or it may apply if the Company were to engage in (or, potentially, become a successor to an entity that had engaged in) a tax-free spin-off transaction under Section 355 of the Code within 5 years of such effective date. The amount of gain on which the Company would pay tax in the foregoing circumstances is the lesser of:

•
the amount of gain that the Company recognizes at the time of the sale or disposition (or would have recognized if, at the time of a spin-off transaction described above, the Company had disposed of the applicable asset); and

•
the amount of gain that the Company would have recognized if it had sold the asset at the time the Company acquired it, assuming that the non-REIT C corporation will not elect in lieu of this treatment an immediate tax when the asset is acquired.

•
the Company may be required to pay monetary penalties to the IRS in certain circumstances, including if it fails to meet recordkeeping requirements intended to monitor its compliance with rules relating to the composition of a REIT’s stockholders, as described below in the section entitled “—Requirements for Qualification—Recordkeeping Requirements.”

•
the earnings of the Company’s lower-tier entities that are subchapter C corporations, excluding any qualified REIT subsidiaries, which we refer to as QRSs, but including domestic TRSs, are subject to U.S. federal corporate income tax.

•
if the Company owns a residual interest in a real estate mortgage investment conduit, which we refer to as a REMIC, it will be taxable at the highest corporate rate on the portion of any excess inclusion income that it derives from the REMIC residual interests equal to the percentage of our stock that is held in record name by “disqualified organizations.” Although the law is unclear, IRS guidance indicates that similar rules may apply to a REIT that owns an equity interest in a taxable mortgage pool. To the extent that the Company owns a REMIC residual interest or a taxable mortgage pool through a TRS, it will not be subject to this tax. For a discussion of “excess inclusion income,” refer below to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” A “disqualified organization” includes:

•	the United States;

•	any state or political subdivision of the United States;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

•
any other tax-exempt organization, other than a farmer’s cooperative described in Section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

•	any rural electrical or telephone cooperative.
In addition, the Company and its subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local and foreign income, property and other taxes on its assets and operations. The Company could also be subject to tax in situations and on transactions not presently contemplated. Moreover, as described further below, the Company’s TRSs will be subject to U.S. federal, state and local corporate income tax on their taxable income. Due to the nature of the assets in which the Company invests, the Company’s TRSs have, and the Company expects the TRSs will continue to have, a material amount of assets and net taxable income.
Requirements for Qualification
A REIT is a corporation, trust or association that meets each of the following requirements:

1.	It is managed by one or more trustees or directors.

2.	Its beneficial ownership is evidenced by transferable shares or by transferable certificates of beneficial interest.

3.	It would be taxable as a domestic corporation but for the REIT provisions of the U.S. federal income tax laws.

4.	It is neither a financial institution nor an insurance company subject to special provisions of the U.S. federal income tax laws.

5.	At least 100 persons are beneficial owners of its shares or ownership certificates.

6.
Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the Code defines to include certain entities, during the last half of any taxable year.

7.
It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.

8.	It meets certain other qualification tests, described below, regarding the nature of its income and assets and the amount of its distributions to stockholders.
9.    It uses a calendar year for U.S. federal income tax purposes.
The Company must meet requirements 1 through 4, 8 and 9 during its entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 began applying to the Company with its 2018 taxable year. If the Company complies with all the requirements for ascertaining the ownership of its outstanding shares in a taxable year and has no reason to know that it violated requirement 6, it will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining share ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit-sharing trust under the U.S. federal income tax laws, and beneficiaries of such a trust will be treated as holding our stock in proportion to their actuarial interests in the trust for purposes of requirement 6. The Company expects to issue sufficient stock with sufficient diversity of ownership to satisfy requirements 5 and 6. In addition, the Company’s charter restricts the ownership and transfer of our stock so that it should continue to satisfy these requirements. To monitor compliance with the stock ownership requirements, we are generally required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include in gross income the dividends paid by us). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. A stockholder that fails or refuses to comply with the demand is required by Treasury Regulations to submit a statement with its tax return disclosing the actual ownership of our stock and other information. For purposes of requirement 9, we have adopted December 31 as our year end, and thereby satisfy this requirement.
Relief from Violations; Reasonable Cause
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under “—Requirements for Qualification—Gross Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see “—Requirements for Qualification—Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we did not have reasonable cause for a failure, we would fail to qualify as a REIT. Whether we would have reasonable cause for any such failure cannot be known with certainty because the determination of whether reasonable cause exists depends on the facts and circumstances at the time and we cannot provide any assurance that we in fact would have reasonable cause for a particular failure or that the IRS would not successfully challenge our view that a failure was due to reasonable cause. Moreover, we may be unable to actually rectify a failure and restore asset test compliance within the required timeframe due to the inability to transfer or otherwise dispose of assets, including as a result of restrictions on transfer imposed by our lenders or undertakings with our co-investors and/or the inability to acquire additional qualifying assets due to transaction risks, access to additional capital or other considerations. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Subsidiary Entities
Qualified REIT Subsidiaries. A corporation that is a QRS is not treated as a corporation separate from its parent REIT. All assets, liabilities and items of income, deduction and credit of a QRS are treated as assets, liabilities and items of income, deduction and credit of the REIT. A QRS is a corporation, other than a TRS, all the stock of which is owned by the REIT. Thus, in applying the requirements described herein, any QRS that the Company owns will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiary will be treated as the Company’s assets, liabilities and items of income, deduction and credit.
Other Disregarded Entities and Partnerships. An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner for U.S. federal income tax purposes generally is not treated as an entity separate from its owner for U.S. federal income tax purposes. An unincorporated domestic entity with two or more owners is generally treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, the Company’s proportionate share of the assets, liabilities and items of income of Colony Capital Operating Company, LLC, which we refer to as the Operating Partnership, and any other partnership, joint venture or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which it has acquired or will acquire an interest, directly or indirectly, or a subsidiary partnership, will be treated as its assets and gross income for purposes of applying the various REIT qualification requirements. For purposes of the 10% value test (described in the section entitled “—Asset Tests”), the Company’s proportionate share is based on its proportionate interest in the equity interests and certain debt securities issued by the partnership. For all of the other asset and income tests, the Company’s proportionate share is based on its proportionate interest in the capital of the partnership.
The Company holds and expects to acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which the Company owns a direct or indirect interest takes or expects to take actions that could jeopardize its qualification as a REIT or require it to pay tax, the Company may be forced to dispose of its interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause the

Company to fail a REIT gross income or asset test, and that the Company would not become aware of such action in time to dispose of its interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, the Company could fail to qualify as a REIT unless it was able to qualify for a statutory REIT “savings” provision, which may require it to pay a significant penalty tax to maintain its REIT qualification.
Taxable REIT Subsidiaries. A REIT may own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by its parent REIT or through a disregarded or partnership subsidiary. The subsidiary corporation and the REIT must jointly elect to treat the subsidiary as a TRS. Any corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.
A REIT is not treated as holding the assets of a TRS or as receiving any income that the TRS earns. Rather, the stock issued by the TRS is an asset in the hands of the parent REIT and the REIT recognizes as income the dividends, if any, that it receives from the TRS. This treatment can affect the income and asset test calculations that apply to the REIT. Because a parent REIT does not include the assets and income of such TRSs in determining the parent REIT’s compliance with the REIT requirements, TRSs may be used by the parent REIT to undertake indirectly activities that the REIT rules might otherwise preclude it from doing directly or through pass-through subsidiaries (for example, activities that give rise to certain categories of income such as management fees).
However, an entity will not qualify as a TRS if it directly or indirectly operates or manages a lodging or health care facility or, generally, provides rights to any brand name under which any lodging or health care facility is operated, unless such rights are provided to an “eligible independent contractor” to operate or manage a lodging facility or a health care facility if such rights are held by the TRS as a franchisee, licensee or in a similar capacity and such lodging facility or health care facility is either owned by the TRS or leased to the TRS by its parent REIT. A TRS will not be considered to operate or manage a qualified lodging facility or a qualified health care property solely because the TRS directly or indirectly possesses a license, permit or similar instrument enabling it to do so. Additionally, a TRS will not be considered to operate or manage a qualified lodging facility or qualified health care property located outside of the United States, as long as an “eligible independent contractor” is responsible for the daily supervision and direction of such individuals on behalf of the TRS pursuant to a management agreement or similar service contract. An “eligible independent contractor” is, generally, with respect to any qualified lodging facility or qualified health care property, any independent contractor (as defined in Section 856(d)(3) of the Code) if, at the time such contractor enters into a management agreement or other similar service contract with the TRS to operate such qualified lodging facility or qualified health care property, such contractor (or any related person) is actively engaged in the trade or business of operating qualified lodging facilities or qualified health care properties, respectively, for any person who is not a related person with respect to the parent REIT or the TRS. The Company expects to acquire equity interests in health care properties and lodging facilities. The Company may lease qualified health care properties or qualified lodging facilities to a TRS of the Company, which TRS will, in turn, engage “eligible independent contractors” to operate such properties. We may also own health care properties or lodging facilities through a TRS, which would engage “eligible independent contractors” to operate such facilities. We have taken, and will continue to take, all steps reasonably practicable to ensure that no TRS will engage in “operating” or “managing” its health care properties or lodging facilities and that the management companies engaged to operate such health care properties or lodging facilities will qualify as “eligible independent contractors.”
Domestic TRSs are subject to U.S. federal income tax, and state and local income tax, where applicable, on their taxable income. To the extent that a domestic TRS is required to pay taxes, it will have less cash available for distribution to the Company. If dividends are paid to the Company by its domestic TRSs, then the dividends it pays to our stockholders who are taxed at individual rates, up to the amount of dividends it receives from its domestic TRSs, will generally be eligible to be taxed at the reduced 20% rate applicable to qualified dividend income.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “—New Interest Deduction Limitation Enacted by H.R. 1.”
We hold a significant amount of assets in one or more TRSs, and are subject to the limitation that securities in TRSs may not represent more than 20% (25% with respect our taxable year ended December 31, 2017) of the value of the Company’s total assets. There can be no assurance that we will be able to comply with the 20% or 25% limitations.

In general, the Company intends that any loans that are originated or acquired with an intention of selling such loans in a manner that might expose us to a 100% tax on “prohibited transactions” if originated or acquired by us directly, will instead be originated or acquired by a TRS. Refer to the section entitled “—Gross Income Tests—Prohibited Transactions.” It is possible that such a TRS through which sales of securities are made may be treated as a “dealer” for U.S. federal income tax purposes. As a dealer, a TRS would generally mark all the securities it holds on the last day of each taxable year to their market value, and will recognize ordinary income or loss on such securities with respect to such taxable year as if they had been sold for that value on that day. In addition, a TRS may further elect to be subject to the mark-to-market regime described above in the event that the TRS is properly classified as a “trader” as opposed to a “dealer” for U.S. federal income tax purposes.
We have made, and expect to continue to make, TRS elections with respect to certain foreign TRSs, including any issuers of collateralized debt obligations and other foreign TRSs. The Code and Treasury Regulations promulgated thereunder provide a specific exemption from U.S. federal income tax to non-U.S. corporations that restrict their activities in the United States to trading in stocks and securities (or any other activity closely related thereto) for their own account, whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. The Company’s foreign TRSs intend to rely on such exemption and do not intend to operate so as to be subject to U.S. federal income tax on their net income. Therefore, despite their status as TRSs, the Company’s foreign TRSs generally would not be subject to U.S. federal corporate income tax on their earnings. No assurance can be given, however, that the IRS will not challenge this treatment. If the IRS were to succeed in such a challenge, then it could greatly reduce the amounts that the Company’s foreign TRSs would have available to distribute to the Company and to pay to their creditors. Notwithstanding these rules, any gain recognized by a foreign corporation with respect to U.S. real property is subject to U.S. tax as if the foreign corporation were a U.S. taxpayer. It is not anticipated that our foreign TRSs will hold U.S. real property other than by foreclosure. Nevertheless, gain (if any) realized on foreclosed U.S. real property would be subject to U.S. tax.
Certain U.S. stockholders of certain non-U.S. corporations, such as the Company’s foreign TRSs, are required to include in their income currently their proportionate share of the earnings of such a corporation, whether or not such earnings are distributed. We generally will be required to include in income, on a current basis, the earnings of its foreign TRSs. For a discussion of the treatment of the income inclusions from the Company’s foreign TRSs under the gross income tests, refer to the section entitled “—Gross Income Tests.”
Subsidiary REITs. We own interests (directly or indirectly) in one or more entities that qualify as REITs. We believe that each such REIT has operated, and will continue to operate, in a manner to permit us to qualify for taxation as a REIT for U.S. federal income tax purposes and that stock in any such REIT will thus be a qualifying asset for purposes of the 75% asset test. However, if any such REIT fails to qualify as a REIT then (i) the entity would become subject to regular corporate income tax, as described herein (refer below to the section entitled “—Failure to Qualify”) and (ii) the Company’s equity interest in such entity would cease to be a qualifying real estate asset for purposes of the 75% asset test and, if our protective TRS elections were ineffective, would become subject to the 5% asset test and the 10% vote or value test generally applicable to the Company’s ownership in corporations other than REITs, QRSs or TRSs (refer below to the section entitled “—Asset Tests”). If such an entity failed to qualify as a REIT, it is possible that we would not meet the 75% asset test, the 5% asset test, and/or the 10% vote or value test with respect to its interest in such entity, in which event we would fail to qualify as a REIT, unless we qualify for certain relief provisions.
Taxable Mortgage Pools. An entity, or a portion of an entity, may be classified as a taxable mortgage pool, which we refer to as a TMP, under the Code if:

•	substantially all of its assets consist of debt obligations or interests in debt obligations;

•	more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;

•	the entity has issued debt obligations that have two or more maturities; and

•	the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.
Under the Treasury Regulations, if less than 80% of the assets of an entity (or a portion of an entity) consists of debt obligations, these debt obligations are considered not to comprise “substantially all” of its assets and therefore the entity would not be treated as a TMP. Financing arrangements entered into, directly or indirectly, by the Company may give rise to TMPs, with the consequences described in the next paragraph.

A TMP generally is treated as a corporation for U.S. federal income tax purposes. However, special rules apply to a REIT, a portion of a REIT, or a QRS that is a TMP. If a REIT owns directly, or indirectly through one or more QRSs or other entities that are disregarded as separate entities for U.S. federal income tax purposes, 100% of the equity interests in the TMP, the TMP will be a QRS and, therefore, ignored as an entity separate from the REIT for U.S. federal income tax purposes and would not generally affect the tax qualification of the REIT. It is possible that, based on future financing structures or investments, we would have a QRS that is a TMP or a subsidiary that is a REIT and a TMP or a separate corporation that is taxable as a corporation.
If the Company has an investment in an arrangement that is classified as a TMP, that TMP arrangement will be subject to tax as a separate corporation unless the Company owns 100% of the equity in such TMP arrangement so that it is treated as a QRS, as discussed above. Whether an arrangement is or is not a TMP may not be susceptible to precise determination. If an investment in which the Company owns an interest is characterized as a TMP and thus as a separate corporation, the Company will satisfy the 100% ownership requirement only so long as it owns all classes of securities that for tax purposes are characterized as equity, which is often an uncertain factual issue and in any event is unlikely in the Company’s case given that it expects to generally hold its assets through the Company’s Operating Partnership. Accordingly, if an investment in which the Company owns an interest is characterized as a TMP that does not qualify as a QRS, the Company may be unable to comply with the REIT asset tests that restrict its ability to own most corporations. In addition, a portion of the REIT’s income from a TMP arrangement that is not taxed as a separate corporation, which might be non-cash accrued income, could be treated as “excess inclusion income.” The manner in which excess inclusion income is calculated is not clear under current law. However, as required by IRS guidance, the Company intends to make such determinations based on what it believes to be a reasonable method. Under the IRS guidance, a REIT’s excess inclusion income, including any excess inclusion income from a residual interest in a REMIC, must be allocated among its stockholders in proportion to dividends paid. A REIT is required to notify stockholders of the amount of “excess inclusion income” allocated to them. A stockholder’s share of excess inclusion income:

•	cannot be offset by any net operating losses otherwise available to the stockholder;

•	in the case of a stockholder that is a REIT, a regulated investment company or a common trust fund or other pass-through entity, is considered excess inclusion income of such entity;

•	is subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from U.S. federal income tax;

•
results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of non-U.S. stockholders; and

•
is taxable (at the highest corporate tax rate, currently 21%) to the REIT, rather than its stockholders, to the extent allocable to the REIT’s stock held in record name by stockholders that are disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations).

Tax-exempt investors, regulated investment company or REIT investors, non-U.S. investors and taxpayers with net operating losses should carefully consider the tax consequences described above, and are urged to consult their tax advisors.
Gross Income Tests
The Company must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of the Company’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property;

•	dividends or other distributions on, and gain from the sale of, shares in other REITs;

•	gain from the sale of real estate assets;

•	income and gain derived from foreclosure property;

•
income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•
income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years that is received during the one-year period beginning on the date on which we received such new capital.

Although a debt instrument issued by a “publicly offered REIT” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) is treated as a “real estate asset” for purposes of the asset tests, the interest income and gain from the sale of such debt instruments is not treated as qualifying income for the 75% gross income test unless the debt instrument is secured by real property or an interest in real property.
Second, in general, at least 95% of the Company’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. For purposes of the 95% gross income test, gain from the sale of securities includes gain from the sale of a debt instrument issued by a “publicly offered REIT” even if not secured by real property or an interest in real property. Gross income from the sale of property that the Company holds primarily for sale to customers in the ordinary course of business and cancellation of indebtedness, which we refer to as COD, income is excluded from both the numerator and the denominator in both income tests. Income and gain from “qualified hedging transactions,” as defined below in “—Hedging Transactions,” that are clearly and timely identified as such are excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. In addition, certain foreign currency gains are excluded from gross income for purposes of one or both of the gross income tests. Refer below to the section entitled “—Foreign Currency Gain.” The following paragraphs discuss the specific application of the gross income tests to the Company.
Rents from Real Property
Rent that the Company receives from its real property will qualify as “rents from real property” which is qualifying income for purposes of the 75% and 95% gross income tests, only if the following conditions are met:

•
First, the rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•
Second, rents the Company receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to

•
the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “—Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•
Third, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.

•
Fourth, the Company generally must not operate or manage its real property or furnish or render services to its tenants, other than through an “independent contractor” who is adequately compensated and from whom the Company does not derive revenue. However, the Company may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, the Company may provide a minimal amount of “noncustomary” services to the tenants of a property, other than through an independent contractor, as long as its income from the services (valued at not less than 150% of the Company’s direct cost of performing such services) does not exceed 1% of its income from the related property. Furthermore, the Company may own up to 100% of the stock of a TRS which may provide customary and noncustomary services to its tenants without tainting the rental income for the related properties. Refer to the section entitled “—Taxable REIT Subsidiaries.”

Unless the Company determines that the resulting non-qualifying income under any of the following circumstances, taken together with all other non-qualifying income earned by it in the taxable year, will not jeopardize its qualification as a REIT, the Company does not intend to:

•
derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease;

•	rent any property to a related party tenant, including, except with respect to qualified health care properties and qualified lodging facilities, a TRS;

•
charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a fixed percentage or percentages of receipts or sales, as described above; or

•	directly perform services considered to be noncustomary or provided for the tenant’s convenience.
With respect to the Company’s health care properties and lodging facilities leased to one of its TRSs, for the rent paid pursuant to the leases to constitute “rents from real property,” the leases must be respected as true leases for U.S. federal income tax purposes. Accordingly, the leases cannot be treated as service contracts, joint ventures or some other type of arrangement. The determination of whether the leases are true leases for U.S. federal income tax purposes depends upon an analysis of all the surrounding facts and circumstances. In making such a determination, courts have considered a variety of factors, including the following:

•	the intent of the parties;

•	the form of the agreement;

•
 the degree of control over the property that is retained by the property owner (for example, whether the lessee has substantial control over the operation of the property or whether the lessee was required simply to use its best efforts to perform its obligations under the agreement); and

•
the extent to which the property owner retains the risk of loss with respect to the property (for example, whether the lessee bears the risk of increases in operating expenses or the risk of damage to the property) or the potential for economic gain with respect to the property.

In addition, Section 7701(e) of the Code provides that a contract that purports to be a service contract or a partnership agreement is treated instead as a lease of property if the contract is properly treated as such, taking into account all relevant factors. Since the determination of whether a service contract should be treated as a lease is inherently factual, the presence or absence of any single factor may not be dispositive in every case.
The Company has structured, and will continue to structure, its health care property and lodging facility leases to qualify as true leases for U.S. federal income tax purposes. For example, with respect to the leases, generally:

•	the property owning entity and the lessee intend for their relationship to be that of a lessor and lessee, and such relationship will be documented by a lease agreement;

•	the lessee has the right to exclusive possession and use and quiet enjoyment of the property covered by the lease during the term of the lease;

•
the lessee bears the cost of, and is responsible for, day-to-day maintenance and repair of the property other than the cost of certain capital expenditures, and dictates through the property manager, who works for the lessee during the terms of the lease, how the property is operated and maintained;

•
the lessee bears all of the costs and expenses of operating the property, including the cost of any inventory used in their operation, during the term of the lease, other than the cost of certain furniture, fixtures and equipment, and certain capital expenditures;

•	the lessee benefits from any savings and bears the burdens of any increases in the costs of operating the property during the term of the lease;

•
in the event of damage or destruction to a property, the lessee will be at economic risk because it will bear the economic burden of the loss in income from operation of the property subject to the right, in certain circumstances, to terminate the lease if the lessor does not restore the property to its prior condition;

•
the lessee generally indemnifies the lessor against all liabilities imposed on the lessor during the term of the lease by reason of (A) injury to persons or damage to property occurring at the property or (B) the lessee’s use, management, maintenance or repair of the property;

•	the lessee is obligated to pay, at a minimum, substantial base rent for the period of use of the property under the lease;

•
the lessee stands to incur substantial losses or reap substantial gains depending on how successfully it, through the property manager, who works for the lessee during the terms of the leases, operates the property;

•
the lease enables the tenant to derive a meaningful profit, after expenses and taking into account the risks associated with the lease, from the operation of the property during the term of the lease; and

•
upon termination of the lease, the property will be expected to have a remaining useful life equal to at least 20% of its expected useful life on the date the lease is entered into, and a fair market value equal to at least 20% of its fair market value on the date the lease was entered into.

If, however, a lease were recharacterized as a service contract or partnership agreement, rather than a true lease, or disregarded altogether for tax purposes, all or part of the payments that the lessor receives from the lessee would not be considered rent and would not otherwise satisfy the various requirements for qualification as “rents from real property.”
As indicated above, “rents from real property” must not be based in whole or in part on the income or profits of any person. The Company intends to structure its health care property and lodging facility leases such that the leases provide for periodic payments of a specified base rent plus, to the extent that it exceeds the base rent, additional rent which is calculated based upon the gross revenues of the facilities subject to the lease, plus certain other amounts. Payments made pursuant to these leases should qualify as “rents from real property” since they are generally based on either fixed dollar amounts or on specified percentages of gross sales fixed at the time the leases were entered into. The foregoing assumes that the leases will not be renegotiated during their term in a manner that has the effect of basing either the percentage rent or base rent on income or profits.
The foregoing also assumes that the leases are not in reality used as a means of basing rent on income or profits. More generally, the rent payable under the leases will not qualify as “rents from real property” if, considering the leases and all the surrounding circumstances, the arrangement does not conform with normal business practice. It is the Company’s intention not to renegotiate the percentages used to determine the percentage rent during the terms of the leases in a manner that has the effect of basing rent on income or profits. In addition, the Company intends to structure its leases to ensure that the rental provisions and other terms of the leases conform with normal business practice and are not intended to be used as a means of basing rent on income or profits.
The Company expects to lease certain items of personal property to its TRS lessees in connection with its lodging facility leases. Under the Code, if a lease provides for the rental of both real and personal property and the portion of the rent attributable to personal property is 15% or less of the total rent due under the lease, then all rent paid pursuant to such lease qualifies as “rents from real property.” If, however, a lease provides for the rental of both real and personal property, and the portion of the rent attributable to personal property exceeds 15% of the total rent due under the lease, then no portion of the rent that is attributable to personal property will qualify as “rents from real property.” The amount of rent attributable to personal property is the amount that bears the same ratio to total rent for the taxable year as the average of the fair market value of the personal property at the beginning and end of the year bears to the average of the aggregate fair market value of both the real and personal property at the beginning and end of such year. The Company expects that, with respect to its lodging facility leases, either the amount of rent attributable to personal property will not exceed 15% of the total rent due under the lease (determined under the law in effect for the applicable period), or, if the rent attributable to personal property constitutes non-qualifying income, such amounts, when taken together with all other non-qualifying income earned by the Company, will not jeopardize its qualification as a REIT.
Interest
The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based, in whole or in part, on the income or profits of any person. However, interest generally includes the following:

•	an amount that is based on a fixed percentage or percentages of receipts or sales; and

•
an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests, provided that the property is not inventory or dealer property in the hands of the borrower or the REIT.
Interest on debt secured by mortgages on real property or on interests in real property (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan), including, for this purpose, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of: (i) the date the Company agreed to acquire or originate the loan; or (ii) as discussed further below, in the event of a “significant modification,” the date the Company modified the loan, then a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property—that is, the amount by which the loan exceeds the value of the real property that is security for the loan. As discussed further below, IRS guidance provides that the Company does not need to redetermine fair market value of the real property securing the loan in connection with a loan modification that is occasioned by a borrower default or made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the loan.
The Company may invest in loans secured by real property that is under construction or being significantly improved, in which case the value of the real estate that is security for the loan will be the fair market value of the land plus the reasonably estimated cost of the improvements or developments (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan) which will secure the loans and which are to be constructed from proceeds of the loan.
The Company holds certain mezzanine loans and may originate or acquire other mezzanine loans. Mezzanine loans are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests described below, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied.
Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, the Company expects that some of its mezzanine loans may not meet all of the requirements for reliance on the safe harbor. To the extent any mezzanine loans that the Company originates or acquires do not qualify for the safe harbor described above, the interest income from the loans will be qualifying income for purposes of the 95% gross income test, but there is a risk that such interest income will not be qualifying income for purposes of the 75% gross income test. We believe that we currently invest in mezzanine loans, and intend to continue to invest in mezzanine loans, in a manner that will enable us to satisfy the REIT gross income and asset tests.
The Company and its subsidiaries hold certain participation interests, or subordinated mortgage interests, in mortgage loans and mezzanine loans originated by other lenders. A subordinated mortgage interest is an interest created in an underlying loan by virtue of a participation or similar agreement, to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of a participant’s investment depends upon the performance of the underlying loan and if the underlying borrower defaults, the participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan and grants junior participations, which will be a first loss position in the event of a default by the borrower. The Company expects that its (and its subsidiaries’) participation interests generally will qualify as real estate assets for purposes of the REIT asset tests described below and that interest derived from such investments generally will be treated as qualifying interest for purposes of the 75% gross income test. The appropriate treatment of participation interests for U.S. federal income tax purposes is not entirely certain, however, and no assurance can be given that the IRS will not challenge the Company’s treatment of its participation interests.
Many of the terms of the mortgage loans, mezzanine loans and subordinated mortgage interests and the loans supporting the mortgage-backed securities that the Company holds or expects to acquire have been modified and may in the future be modified. Under the Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. Revenue Procedure 2014-51 provides a safe harbor pursuant to which the Company will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of the Company’s loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent the Company significantly modifies loans in a manner that does not qualify for that safe harbor, it will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, the Company generally will not obtain third-party appraisals but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge the Company’s internal valuations. If the terms of the Company’s mortgage loans, mezzanine loans and subordinated mortgage interests and loans supporting its mortgage-backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, the Company could fail the 75% gross income test, the 75% asset test and/or the 10% value test.
The Company and its subsidiaries also hold, and may in the future, acquire distressed mortgage loans. Revenue Procedure 2014-51 provides that the IRS will treat distressed mortgage loans acquired by a REIT that are secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on such a distressed mortgage loan will be treated as qualifying income based on the ratio of: (i) the fair market value of the real property securing the debt determined as of the date the REIT committed to acquire the loan; and (ii) the face amount of the loan (and not the purchase price or current value of the debt). The face amount of a distressed mortgage loan will typically exceed the fair market value of the real property securing the mortgage loan on the date the REIT commits to acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of personal property securing a mortgage loan. The Company intends to invest in distressed mortgage loans in a manner that consistent with qualifying as a REIT.
The Company and its subsidiaries have entered into certain sale and repurchase agreements under which it nominally sells certain mortgage assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets. Based on positions the IRS has taken in analogous situations, the Company believes that it will be treated for purposes of the REIT gross income and asset tests (refer below to the section entitled “—Asset Tests”) as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that record ownership of the assets is transferred to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that the Company does not own the mortgage assets during the term of the sale and repurchase agreement, in which case its ability to qualify as a REIT could be adversely affected.
The Company may invest in other agency securities that are pass-through certificates. The Company expects that any such agency securities will be treated as either interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from such agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, the Company would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that such loan is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from such REMIC interests generally will be treated as qualifying income for purposes of the 75% gross income test. As discussed above, however, if less than 95% of the assets of the REMIC are real estate assets then only a proportionate part of the income derived from the Company’s interest in the REMIC will qualify for purposes of the 75% gross income tests. To the extent that a REMIC interest includes an imbedded interest swap or cap contract or other derivative instrument, such derivative instrument could produce non-qualifying income for purposes of the 75% gross income test. The Company expects that substantially all of its income from agency securities will be qualifying income for purposes of the 75% and 95% gross income tests.

Dividends; Subpart F Income
The Company’s share of any dividends received from any corporation (including any TRS, but excluding any REIT) in which it owns an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. The Company’s share of any dividends received from any other REIT in which it owns an equity interest, including any subsidiary REIT, will be qualifying income for purposes of both gross income tests.
In addition, the Company may be required to include in gross income its share of “Subpart F income” of one or more foreign (non-U.S.) corporations in which it invests, including its foreign TRSs, regardless of whether it receives distributions from such corporations. The Company will treat certain income inclusions received with respect to equity investments in foreign TRSs as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The IRS has issued private letter rulings to other taxpayers concluding that similar income inclusions will be treated as qualifying income for purposes of the 95% gross income test. Those private letter rulings can only be relied upon by the taxpayers to whom they were issued. No assurance can be provided that the IRS will not successfully challenge the Company’s treatment of such income inclusions.
Fee Income
The Company expects to receive various fees in connection with its operations. Fee income will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for entering into an agreement to make a loan secured by mortgages on or interests in real property, and the fees are not determined by the income and profits of any person. Other fees, such as origination and servicing fees, fees for acting as a broker-dealer and fees for managing investments for third parties, are not qualifying income for purposes of either gross income test. Any fees earned by a TRS are not included for purposes of the gross income tests.
Hedging Transactions
From time to time, the Company and its subsidiaries expect to enter into hedging transactions with respect to one or more of its assets or liabilities. The Company’s hedging activities may include entering into interest rate swaps, caps and floors, options to purchase such items and futures and forward contracts. Income and gain from “qualified hedging transactions” are excluded from gross income for purposes of the 75% and 95% gross income tests. A “qualified hedging transaction” includes: (i) any transaction entered into in the normal course of the Company’s trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets; (ii) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain); and (iii) any transaction entered into to “offset” a transaction described in (i) or (ii) if a portion of the hedged indebtedness is extinguished or the related property disposed of. The Company will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into and to satisfy other identification requirements in order to be treated as a qualified hedging transaction. The Company intends to structure any hedging transactions in a manner that does not jeopardize its qualification as a REIT.
COD Income
From time to time, the Company and its subsidiaries may recognize COD income, in connection with repurchasing debt at a discount. COD income is excluded from gross income for purposes of both the 75% and 95% gross income tests.
Foreign Currency Gain
Certain foreign currency gain is excluded from gross income for purposes of one or both of the gross income tests. “Real estate foreign exchange gain” is excluded from gross income for purposes of the 75% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations and certain foreign currency gain attributable to certain “qualified business units” of a REIT. “Passive foreign exchange gain” is excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or on interests in real property. Because passive foreign exchange gain includes real estate foreign exchange gain, real estate foreign exchange gain is excluded from gross income for purposes of both the 75% and 95% gross income tests. These exclusions for real estate foreign exchange gain and passive foreign exchange gain do not apply to certain foreign currency gain derived from dealing, or engaging in substantial and regular trading, in securities, which is treated as non-qualifying income for purposes of both the 75% and 95% gross income tests.
Prohibited Transactions
A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. The Company believes that none of its assets are held or will be held primarily for sale to customers and that a sale of any of its assets has not been, and will not be, in the ordinary course of its business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•	the REIT has held the property for not less than two years;

•
the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the selling price of the property;

•
either: (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or sales to which Section 1031 or 1033 of the Code applies; (ii) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of the year; (iii) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year; (iv)(A) the aggregate adjusted tax bases of all such properties sold by the REIT during the year did not exceed 20% of the aggregate adjusted bases of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by adjusted bases) taking into account the current and two prior years did not exceed 10%; or (v)(A) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 20% of the aggregate fair market value of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by fair market value) taking into account the current and two prior years did not exceed 10%;

•	in the case of property not acquired through foreclosure or lease termination, the REIT has held the property for at least two years for the production of rental income; and

•
if the REIT has made more than seven sales of non-foreclosure property during the taxable year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income or a TRS.

No assurance can be given that any property that the Company sells will not be treated as property held “primarily for sale to customers in the ordinary course of a trade or business” or that the Company will be able to comply with the safe harbor when disposing of assets. The 100% tax will not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be taxed to the corporation at regular corporate income tax rates. The Company intends to structure its activities to avoid transactions that would result in a material amount of prohibited transaction tax.
Foreclosure Property
The Company will be subject to tax at the maximum corporate rate on any income from foreclosure property, which includes certain foreign currency gains and related deductions recognized, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.
A REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

The Company may acquire properties as a result of foreclosure or otherwise reducing the property to ownership when default has occurred or is imminent and may make foreclosure property elections with respect to some or all of those properties if such election is available (which may not be the case with respect to acquired “distressed loans”).
Cash/Income Differences/Phantom Income
Due to the nature of the assets in which the Company invests, the Company may be required to recognize taxable income from those assets in advance of its receipt of cash flow on or proceeds from disposition of such assets, and may be required to report taxable income in early periods that exceeds the economic income ultimately realized on such assets.
The Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount generally will be treated as “market discount” for U.S. federal income tax purposes. The Company may elect to include in taxable income accrued market discount as it accrues rather than as it is realized for economic purposes, resulting in phantom income. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on the debt instrument than its purchase price plus the market discount it had previously reported as income, it may not be able to benefit from any offsetting loss deductions.
The Company may acquire mortgage-backed securities that have been issued with original issue discount. In general, the Company will be required to accrue original issue discount based on the constant yield to maturity of the mortgage-backed security, and to treat it as taxable income in accordance with applicable U.S. federal income tax rules even though smaller or no cash payments are received on such debt instrument. As in the case of the market discount discussed in the preceding paragraph, the constant yield in question will be determined and the Company will be taxed based on the assumption that all future payments due on the mortgage-backed security in question will be made. If all payments on the mortgage-backed securities are not made, the Company may not be able to benefit from any offsetting loss deductions.
In addition, pursuant to its investment strategy, the Company may acquire distressed debt instruments and subsequently modify such instruments by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt exchange with the borrower. In that event, the Company may be required to recognize income to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, and would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes. To the extent that such modifications are made with respect to a debt instrument held by a TRS treated as a dealer, as described above, such a TRS would be required at the end of each taxable year, including the taxable year in which such modification was made, to mark the modified debt instrument to its fair market value as if the debt instrument were sold. In that case, the TRS generally would recognize a loss at the end of the taxable year in which the modifications were made to the extent the fair market value of such debt instrument were less than its principal amount after the modification.
In addition, in the event that any debt instruments or mortgage-backed securities acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, the Company may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received.
The Company may also be required under the terms of indebtedness that it incurs to private lenders or otherwise to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to holders of its securities.
Due to each of these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that the Company may have substantial taxable income in excess of cash available for distribution. In that event, the Company may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Refer below to the section entitled “—Distribution Requirements.”
Failure to Satisfy the Gross Income Tests
If the Company fails to satisfy one or both of the gross income tests for any taxable year, it nevertheless may qualify as a REIT for that year if it qualifies for relief under certain provisions of the U.S. federal income tax laws. Those relief provisions are available if:

•	the Company’s failure to meet those tests is due to reasonable cause and not to willful neglect; and

•	following such failure for any taxable year, the Company files a schedule of the sources of its income with the IRS.
The Company cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “—Taxation of Colony NorthStar,” even if the relief provisions apply, the Company would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
Asset Tests
To qualify as a REIT, the Company also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of its total assets must consist of:

•	cash or cash items, including certain receivables and money market funds;

•	government securities;

•
interests in real property, including leaseholds, options to acquire real property and leaseholds, and personal property to the extent such personal property is leased in connection with real property and rents attributable to such personal property are treated as “rents from real property”;

•	interests in mortgage loans secured by real property;

•	stock in other REITs and debt instruments issued by “publicly offered REITs”;

•
investments in stock or debt instruments during the one-year period following the Company’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and

•
regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if the Company held such assets, the Company will be treated as holding directly its proportionate share of the assets of such REMIC.

Second, of the Company’s investments not included in the 75% asset class, the value of its interest in any one issuer’s securities may not exceed 5% of the value of its total assets, which we refer to as the 5% asset test.
Third, of the Company’s investments not included in the 75% asset class, it may not own more than 10% of the voting power or value of any one issuer’s outstanding securities, which we refer to as the 10% vote or value test.
Fourth, no more than 20% (25% for our taxable year ended December 31, 2017) of the value of the Company’s total assets may consist of the securities of one or more TRSs.
Fifth, no more than 25% of the value of the Company’s total assets may consist of securities that are not qualifying assets for purposes of the 75% asset test described above, which we refer to as the 25% securities test.
Sixth, no more than 25% of the value of the Company’s total assets may consist of debt instruments issued by “publicly offered REITs” to the extent such debt instruments are not secured by real property or interests in real property.
For purposes of the 5% asset test, the 10% vote or value test and the 25% securities test, the term “securities” does not include stock in another REIT, debt of a “publicly offered REIT,” equity or debt securities of a QRS or, in the case of the 5% asset test and 10% vote or value test, TRS debt or equity, mortgage loans or mortgage-backed securities that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT (other than a “publicly offered REIT”), except, for purposes of the 10% value test, the term “securities” does not include:

•
“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which the Company or any TRS in which the Company owns more than 50% of the voting power or value of the shares hold non-“straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•
a contingency relating to the time of payment of interest or principal, as long as either: (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield; or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by the Company exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice;

•	Any loan to an individual or an estate;

•	Any “section 467 rental agreement” other than an agreement with a related party tenant;

•	Any obligation to pay “rents from real property”;

•	Certain securities issued by governmental entities;

•	Any security issued by a REIT;

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which the Company is a partner to the extent of its proportionate interest in the equity and debt securities of the partnership; and

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in the section entitled “—Gross Income Tests.”

For purposes of the 10% value test, the Company’s proportionate share of the assets of a partnership is its proportionate interest in any securities issued by the partnership, without regard to the securities described in the last two bullet points above.
The Company’s holdings of securities and other assets have complied, and will continue to comply, with the foregoing asset tests, and the Company intends to monitor its compliance on an ongoing basis. However, independent appraisals have not been obtained to support the Company’s conclusions as to the value of its assets or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in collateralized debt obligation transactions, may not be susceptible to a precise determination, and values are subject to change in the future.
Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the asset tests. Accordingly, there can be no assurance that the IRS will not contend that the Company’s interests in its subsidiaries or in the securities of other issuers will not cause a violation of the asset tests.
As described above, Revenue Procedure 2003-65 provides a safe harbor pursuant to which certain mezzanine loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% asset test (and therefore, are not subject to the 5% asset test and the 10% vote or value test). Refer to the section entitled “—Gross Income Tests.” The Company expects that some of its mezzanine loans may not qualify for that safe harbor. To the extent that the Company determines that a mezzanine loan likely would not qualify for the safe harbor and also would not be excluded from the definition of securities for purposes of the 10% vote or value test or could cause the Company not to satisfy the 75% or 5% assets tests, it would hold that mezzanine loan through a taxable REIT subsidiary.
The Company owns stock in several REITS and expects to invest in the stock of other entities that intend to qualify as REITs in the future. The Company believes that any stock that it has acquired or will acquire in other REITs has been, or will be, qualifying assets for purposes of the 75% asset test. If a REIT in which the Company owns stock fails to qualify as a REIT in any year, however, the stock in such REIT will not be a qualifying asset for purposes of the 75% asset test. Instead, the Company would be subject to the 5% asset test, the 10% vote or value test and the 25% securities test described above with respect to its investment in such a disqualified REIT. Consequently, if a REIT in which the Company owns stock fails to qualify as a REIT, the Company could fail one or more of the asset tests described above. To the extent the Company invests in other REITs, it intends to do so in a manner that will enable it to continue to satisfy the REIT asset tests.
As discussed above in the section entitled “—Gross Income Tests,” the Company and its subsidiaries may invest in distressed mortgage loans. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of: (i) the date the Company agreed to acquire or originate the loan; or (ii) in the event of a significant modification, the date the Company modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% vote or value test. IRS Revenue Procedure 2014-51 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the loan on the relevant quarterly REIT asset testing date; or (ii) the greater of (A) the fair market value of the real property securing the loan on the relevant quarterly REIT asset testing date or (B) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of loans secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and the personal property securing the loan. There can be no assurance that later interpretations of or any clarifications to this Revenue Procedure will be consistent with how the Company currently is applying it to its REIT compliance analysis. The Company intends to invest in distressed mortgage loans in a manner consistent with qualifying as a REIT.
Also as discussed above, the Company intends to invest in agency securities that are pass-through certificates. The Company expects that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for U.S. federal income tax purposes. In the case of agency securities treated as interests in grantor trusts, the Company would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally will qualify as real estate assets to the extent that they are secured by real property. The Company expects that substantially all of its agency securities treated as interests in a grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests generally will qualify as real estate assets. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of the Company’s interest in the REMIC will qualify as a real estate asset. To the extent that the Company holds mortgage participations or mortgage-backed securities that do not represent interests in a grantor trust or REMIC interests, such assets may not qualify as real estate assets depending upon the circumstances and the specific structure of the investment.
Failure to Satisfy the Asset Tests
The Company has monitored, and will continue to monitor, the status of its assets for purposes of the various asset tests. If the Company fails to satisfy the asset tests at the end of a calendar quarter, it will not lose its REIT qualification if:

•	the Company satisfied the asset tests at the end of the preceding calendar quarter; and

•
the discrepancy between the value of the Company’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If the Company does not satisfy the condition described in the second item, above, it still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.
If at the end of any calendar quarter the Company violates the 5% asset test or the 10% vote or value test described above, it will not lose its REIT qualification if: (i) the failure is de minimis (up to the lesser of 1% of its assets or $10 million); and (ii) it disposes of assets causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure. In the event of a failure of any of the asset tests (other than de minimis failures described in the preceding sentence), as long as the failure was due to reasonable cause and not to willful neglect, the Company will not lose its REIT status if it: (i) disposes of assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies the failure; (ii) it files a description of each asset causing the failure with the IRS; and (iii) pays a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which the Company failed to satisfy the asset tests.
Distribution Requirements
Each taxable year, the Company must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of:

•	90% of its “REIT taxable income,” computed without regard to the dividends paid deduction and its net capital gain or loss; and

•	90% of its after-tax net income, if any, from foreclosure property; minus

•	the sum of certain items of non-cash income.
Generally, the Company must pay such distributions in the taxable year to which they relate, or in the following taxable year if: (i) the Company declares the distribution before it timely files its U.S. federal income tax return for the year and pays the distribution on or before the first regular dividend payment date after such declaration; or (ii) the Company declares the distribution in October, November or December of the taxable year, payable to stockholders of record on a specified day in any such month, and it actually pays the dividend before the end of January of the following year. The distributions under clause (i) are taxable to the stockholders in the year in which paid and the distributions in clause (ii) are treated as paid on December 31 of the prior taxable year. In both instances, these distributions relate to the Company’s prior taxable year for purposes of the 90% distribution requirement.
Unless the Company qualifies as a “publicly offered REIT,” in order for its distributions to be counted as satisfying the annual distribution requirement for REITs and to provide it with the REIT-level tax deduction, such distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if that distribution is: (i) pro rata among all outstanding shares within a particular class; and (ii) in accordance with the preferences among different classes of stock as set forth in the Company’s organizational documents. The Company expects to qualify as “publicly offered REIT,” and so long as it qualifies as a “publicly offered REIT,” the preferential dividend rule will not apply to it.
The Company will pay U.S. federal income tax on taxable income, including net capital gain, that it does not distribute to stockholders. Furthermore, if the Company fails to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•	85% of its REIT ordinary income for such year;

•	95% of its REIT capital gain income for such year; and

•	any undistributed taxable income from prior periods,
The Company will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts it actually distributes.
The Company may elect to retain and pay income tax on the net long-term capital gain it receives in a taxable year. If the Company so elects, it will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.
It is possible that, from time to time, the Company may experience timing differences between the actual receipt of income and or payment of deductible expenses and the inclusion of that income or deduction in arriving at its REIT taxable income. Refer to, for example, the discussion of excess inclusion income above in the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” Other potential sources of non-cash taxable income include gain recognized on the deemed exchange of distressed debt that has been modified, real estate and securities that have been financed through securitization structures, such as the collateralized debt obligation structure, which require some or all of available cash flow to be used to service borrowings, loans or mortgage-backed securities that the Company holds that have been issued at a discount and require the accrual of taxable economic interest in advance of its receipt in cash and distressed loans on which the Company may be required to accrue taxable interest income even though the borrower is unable to make current servicing payments in cash. Furthermore, under amendments to Section 451 of the Code made by H.R. 1, subject to certain exceptions, the Company must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. Recent changes to Section 162(m) made by H.R. 1 eliminated an exception that formerly permitted certain performance-based compensation to be deducted even if in excess of $1 million, which may have the effect of increasing our REIT taxable income. In the event that such timing differences occur, it might be necessary to arrange borrowings or other means of raising capital to meet the distribution requirements. Additionally, the Company may, if possible, pay taxable dividends of our stock or debt to meet the distribution requirements.
The IRS recently issued Revenue Procedure 2017-45, authorizing elective stock dividends to be made by public REITs. Pursuant to this revenue procedure, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
Under certain circumstances, the Company may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our stockholders in a later year. The Company may include such deficiency dividends in its deduction for dividends paid for the earlier year. Although the Company may be able to avoid income tax on amounts distributed as deficiency dividends, it will be required to pay interest to the IRS based upon the amount of any deduction it takes for deficiency dividends.
In addition, a REIT is required to distribute all accumulated earnings and profits attributable to non-REIT years by the close of its first taxable year in which it has non-REIT earnings and profits to distribute.
New Interest Deduction Limitation Enacted by H.R. 1
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by H.R. 1, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.
Recordkeeping Requirements
The Company is required to maintain certain records under the REIT rules. In addition, to avoid a monetary penalty, the Company must request on an annual basis information from our stockholders designed to disclose the actual ownership of its outstanding shares of beneficial interest. The Company intends to continue to comply with these requirements.
Foreign Investments
The Company and its subsidiaries have acquired, and expect to acquire in the future, investments in foreign countries that will require it to pay taxes to foreign countries. Taxes that the Company pays in foreign jurisdictions may not be passed through to, or used by, our stockholders as a foreign tax credit or otherwise. The Company could be subject to U.S. federal income tax rules intended to prevent or minimize the value of the deferral of the recognition by it of passive-type income of foreign entities in which it owns a direct or indirect interest. As a result, the Company could be required to recognize taxable income for U.S. federal income tax purposes prior to receiving cash distributions with respect to that income or, in certain circumstances, pay an interest charge on U.S. federal income tax that it is deemed to have deferred. The Company’s foreign investments might also generate foreign currency gains and losses. Certain foreign currency gains may be excluded from gross income for purposes of one or both of the gross income tests, as discussed above. Refer above to the section entitled “—Requirements for Qualification—Gross Income Tests.”
Failure to Qualify
If the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, it could avoid disqualification if its failure is due to reasonable cause and not to willful neglect and the Company pays a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in the sections entitled “—Gross Income Tests—Failure to Satisfy the Gross Income Tests” and “—Asset Tests—Failure to Satisfy the Asset Tests.”
If the Company fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to U.S. federal income tax and any applicable alternative minimum tax (only for its taxable year ended December 31, 2017) on its taxable income at regular corporate rates. In calculating its taxable income in a year in which it fails to qualify as a REIT, the Company would not be able to deduct amounts paid out to stockholders. In fact, the Company would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of the Company’s current and accumulated earnings and profits, distributions to most stockholders taxed at individual rates would generally be taxable at capital gains tax rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally U.S. stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. stockholders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.
Unless the Company qualified for relief under specific statutory provisions, it also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. The Company cannot predict whether in all circumstances it would qualify for such statutory relief. In addition, the rule against re-electing REIT status following a loss of such status could also apply to the Company if it were determined that Colony or NRF failed to qualify as REITs and the Company were treated as a successor to Colony Capital Inc. or NorthStar Realty Finance Corp., as applicable.
Taxation of Taxable U.S. Stockholders of Colony NorthStar
The term “U.S. stockholder” means a beneficial owner of our stock that for U.S. federal income tax purposes is:

•	a citizen or resident of the United States;

•
a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any of its states or the District of Columbia;

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•
a trust if: (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust; or (ii) it has a valid election in place to be treated as a U.S. person.

If a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. If you are a partner in a partnership holding our stock, you should consult your tax advisor regarding the consequences of the purchase, ownership and disposition of our stock by the partnership.
Taxation of U.S. Stockholders on Distributions on Our Stock
As long as the Company qualifies as a REIT, a taxable U.S. stockholder must generally take into account as ordinary income distributions made out of the Company’s current or accumulated earnings and profits that the Company does not designate as capital gain dividends or retained long-term capital gain. However, for tax years prior to 2026, generally U.S. stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. For purposes of determining whether a distribution is made out of its current or accumulated earnings and profits, the Company’s earnings and profits will be allocated first to its preferred stock dividends and then to its common stock dividends.
Dividends paid to U.S. stockholders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. stockholder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. stockholders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because the Company will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to our stockholders (refer above to the section entitled “—Taxation of Colony NorthStar”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, the Company’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to the Company’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that the Company distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a stockholder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
A U.S. stockholder generally will take into account as long-term capital gain any distributions that the Company designates as capital gain dividends without regard to the period for which the U.S. stockholder has held our stock. The Company generally will designate its capital gain dividends as either 20% or 25% rate distributions. Refer below to the section entitled “—Capital Gains and Losses.” A corporate U.S. stockholder, however, may be required to treat up to 20% of certain capital gain dividends as ordinary income.
The Company may elect to retain and pay income tax on the net long-term capital gain that it receives in a taxable year. In that case, to the extent that the Company designates such amount in a timely notice to such stockholder, a U.S. stockholder would be treated as receiving its proportionate share of the Company’s undistributed long-term capital gain and would receive a credit for its proportionate share of the tax the Company paid. The U.S. stockholder would increase the basis in its stock by the amount of its proportionate share of the Company’s undistributed long-term capital gain, minus its share of the tax the Company paid.
To the extent that the Company makes a distribution in excess of its current and accumulated earnings and profits, such distribution will not be taxable to a U.S. stockholder to the extent that it does not exceed the adjusted tax basis of the U.S. stockholder’s stock. Instead, such distribution will reduce the adjusted tax basis of such stock. To the extent that the Company makes a distribution in excess of both its current and accumulated earnings and profits and the U.S. stockholder’s adjusted tax basis in its stock, such stockholder will recognize long-term capital gain or short-term capital gain if the stock has been held for one year or less, assuming the stock is a capital asset in the hands of the U.S. stockholder. In addition, if the Company declares a distribution in October, November or December of any year that is payable to a U.S. stockholder of record on a specified date in any such month, such distribution shall be treated as both paid by the Company and received by the U.S. stockholder on December 31 of such year, provided that the Company actually pays the distribution during January of the following calendar year.
Stockholders may not include in their individual income tax returns any of the Company’s net operating losses or capital losses. Instead, the Company would carry over such losses for potential offset against the Company’s future income. Under amendments made by H.R. 1 to Section 172 of the Code, the Company’s deduction for any net operating loss carryforwards arising from losses it sustains in taxable years beginning after December 31, 2017, is limited to 80% of its REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of losses arising in taxable years ending after December 31, 2017, may not be carried back, but may be carried forward indefinitely.
Taxable distributions from the Company and gain from the disposition of our stock will not be treated as passive activity income, and, therefore, stockholders generally will not be able to apply any “passive activity losses,” such as losses from certain types of limited partnerships in which the stockholder is a limited partner, against such income. In addition, taxable distributions from the Company and gain from the disposition of our stock generally may be treated as investment income for purposes of the investment interest limitations (although any capital gains so treated will not qualify for the lower 20% tax rate applicable to capital gains of U.S. stockholders taxed at individual rates). The Company will notify stockholders after the close of the Company’s taxable year as to the portions of its distributions attributable to that year that constitute ordinary income, return of capital and capital gain.
If excess inclusion income from a TMP or REMIC residual interest is allocated to any U.S. stockholder, that income will be taxable in the hands of the U.S. stockholder and would not be offset by any net operating losses of the U.S. stockholder that would otherwise be available. Refer to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” As required by IRS guidance, the Company intends to notify its U.S. stockholders if a portion of a dividend paid by it is attributable to excess inclusion income.
Distributions to Holders of Depositary Shares. Owners of depositary shares will be treated for U.S. federal income tax purposes as if they were owners of the underlying preferred stock represented by such depositary shares. Accordingly, such owners will be entitled to take into account, for U.S. federal income tax purposes, income and deductions to which they would be entitled if they were direct holders of the underlying preferred shares. In addition, (1) no gain or loss will be recognized for U.S. federal income tax purposes upon the withdrawal of certificates evidencing the underlying preferred stock in exchange for depositary receipts, (2) the tax basis of each share of the underlying preferred stock to an exchanging owner of depositary shares will, upon such exchange, be the same as the aggregate tax basis of the depositary shares exchanged therefore, and (3) the holding period for the underlying preferred stock in the hands of an exchanging owner of depositary shares will include the period during which such person owned such depositary shares.
Taxation of U.S. Stockholders on the Disposition of Our Stock
In general, a U.S. stockholder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our stock as long-term capital gain or loss if the U.S. stockholder has held the stock for more than one year and otherwise as short-term capital gain or loss. However, a U.S. stockholder must treat any loss upon a sale or exchange of stock held by such stockholder for six months or less as a long-term capital loss to the extent of any actual or deemed distributions from the Company that such U.S. stockholder previously has characterized as long-term capital gain. All or a portion of any loss that a U.S. stockholder realizes upon a taxable disposition of the stock may be disallowed if the U.S. stockholder purchases other substantially identical 264 shares of our stock within 30 days before or after the disposition (in which case, the basis of the shares acquired would be adjusted to reflect the disallowed loss).
Taxation of U.S. Stockholders on a Redemption of Preferred Stock and Depositary Shares
A redemption of the Company’s preferred stock and depositary shares will be treated under Section 302 of the Code as a distribution that is taxable as dividend income (to the extent of its current or accumulated earnings and profits), unless the redemption satisfies certain tests set forth in Section 302(b) of the Code enabling the redemption to be treated as a sale of the preferred stock or depositary shares (in which case the redemption will be treated in the same manner as a sale described above in the section entitled “—Taxation of U.S. Stockholders on the Disposition of Our Stock”). The redemption will satisfy such tests if it: (i) is “substantially disproportionate” with respect to the U.S. stockholder’s interest in our stock; (ii) results in a “complete termination” of the U.S. stockholder’s interest in all classes of our stock; or (iii) is “not essentially equivalent to a dividend” with respect to the stockholder, all within the meaning of Section 302(b) of the Code. In determining whether any of these tests have been met, stock considered to be owned by the holder by reason of certain constructive ownership rules set forth in the Code, as well as stock actually owned, generally must be taken into account. Because the determination as to whether any of the three alternative tests of Section 302(b) of the Code described above will be satisfied with respect to any particular U.S. stockholder of the preferred stock or depositary shares depends upon the facts and circumstances at the time that the determination must be made, prospective investors are urged to consult their tax advisors to determine such tax treatment. If a redemption of the Company’s preferred stock or depositary shares does not meet any of the three tests described above, the redemption proceeds will be treated as a distribution, as described above in the section entitled “—Taxation of U.S. Stockholders on Distributions on Our Stock.” In that case, a U.S. stockholder’s adjusted tax basis in the redeemed preferred stock or depositary shares will be transferred to such U.S. stockholder’s remaining stock holdings in the Company. If the U.S. stockholder does not retain any of the Company’s shares, such basis could be transferred to a related person that holds our stock or it may be lost.
Under proposed Treasury Regulations, if any portion of the amount received by a U.S. stockholder on a redemption of any class of the Company’s preferred stock or depositary shares is treated as a distribution with respect to our stock but not as a taxable dividend, then such portion will be allocated to all stock of the redeemed class held by the redeemed stockholder just before the redemption on a pro-rata, share-by-share, basis. The amount applied to each share will first reduce the redeemed U.S. stockholder’s basis in that share and any excess after the basis is reduced to zero will result in taxable gain. If the redeemed stockholder has different bases in its shares, then the amount allocated could reduce some of the basis in certain shares while reducing all the basis and giving rise to taxable gain in others. Thus, the redeemed U.S. stockholder could have gain even if such U.S. stockholder’s basis in all its shares of the redeemed class exceeded such portion.
The proposed Treasury Regulations permit the transfer of basis in the redeemed preferred or depositary shares to the redeemed U.S. stockholder’s remaining, unredeemed preferred or depositary shares of the same class, if any, but not to any other class of shares held, directly or indirectly, by the redeemed U.S. stockholder. Instead, any unrecovered basis in the redeemed preferred or depositary shares would be treated as a deferred loss to be recognized when certain conditions are satisfied. The proposed Treasury Regulations would be effective for transactions that occur after the date the regulations are published as final Treasury Regulations. There can, however, be no assurance as to whether, when and in what particular form such proposed Treasury Regulations will ultimately be finalized.
Capital Gains and Losses
A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss. The highest marginal individual income tax rate is currently 37%. However, the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%. The maximum tax rate on long-term capital gain from the sale or exchange of “Section 1250 property,” which we refer to as depreciable real property, is 25% computed on the lesser of the total amount of the gain or the accumulated Section 1250 depreciation. In addition, capital gains recognized by certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax. With respect to distributions that the Company designates as capital gain dividends and any retained capital gain that it is deemed to distribute, the Company generally may designate whether such a distribution is taxable to its U.S. stockholders taxed at individual rates at a 20% or 25% rate. Thus, the tax rate differential between capital gain and ordinary income for those taxpayers may be significant. In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses. A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000. A non-corporate taxpayer may carry forward unused capital losses indefinitely. A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates. A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.
Expansion of Medicare Tax
The Health Care and Reconciliation Act of 2010 requires that, in certain circumstances, certain U.S. holders that are individuals, estates, and trusts pay a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. The temporary 20% deduction allowed by Section 199A of the Code, as added by H.R. 1, with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.
Taxation of Tax-Exempt Stockholders
Tax-exempt entities, including qualified employee pension and profit-sharing trusts and individual retirement accounts and annuities, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, which we refer to as UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that the Company distributes to tax-exempt stockholders generally should not constitute UBTI. However, if a tax-exempt stockholder were to finance its investment in our stock with debt, a portion of the income that it receives from the Company would constitute UBTI pursuant to the “debt-financed property” rules. In addition, the Company’s dividends that are attributable to excess inclusion income will constitute UBTI in the hands of most tax-exempt stockholders. Refer to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from the Company as UBTI. Finally, in certain circumstances, a qualified employee pension or profit-sharing trust that owns more than 10% of our stock is required to treat a percentage of the dividends that it receives from the Company as UBTI if the Company is a “pension-held REIT.” Such percentage is equal to the gross income that the Company derives from an unrelated trade or business, determined as if the Company were a pension trust, divided by the Company’s total gross income for the year in which the Company pays the dividends. That rule applies to a pension trust holding more than 10% of our stock only if:

•	the percentage of the Company’s dividends that the tax-exempt trust would be required to treat as UBTI is at least 5%;

•
the Company qualifies as a REIT by reason of the modification of the rule requiring that no more than 50% of our stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our stock in proportion to its actuarial interests in the pension trust (refer to the section entitled “—Requirements for Qualification”); and

•
either: (i) one pension trust owns more than 25% of the value of our stock; or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively owns more than 50% of the value of our stock.

Taxation of Non-U.S. Stockholders
The term “non-U.S. stockholder” means a beneficial owner of our stock that is not a U.S. stockholder or a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes). The rules governing U.S. federal income taxation of non-U.S. stockholders are complex. This section is only a summary of such rules. Non-U.S. stockholders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on the ownership of our stock, including any reporting requirements.
A non-U.S. stockholder that receives a distribution that is not attributable to gain from the Company’s sale or exchange of a “United States real property interest,” which we refer to as USRPI, and that the Company does not designate as a capital gain dividend or retained capital gain, will recognize ordinary income to the extent that the Company pays such distribution out of its current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. The Company’s dividends that are attributable to excess inclusion income will be subject to the 30% withholding tax, without reduction for any otherwise applicable income tax treaty. Refer to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” If a distribution is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distribution, and a non-U.S. stockholder that is a corporation also may be subject to the 30% branch profits tax with respect to the distribution. The Company plans to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. stockholder unless either:

•	a lower treaty rate applies and the non-U.S. stockholder provides an IRS Form W-8BEN or W-8BEN-E to the Company evidencing eligibility for that reduced rate; or

•	the non-U.S. stockholder files an IRS Form W-8ECI with the Company claiming that the distribution is effectively connected income.
A non-U.S. stockholder will not incur tax on a distribution in excess of the Company’s current and accumulated earnings and profits if the excess portion of such distribution does not exceed the stockholder’s adjusted basis of its stock. Instead, the excess portion of such distribution will reduce the adjusted basis of such stock. A non-U.S. stockholder will be subject to tax on a distribution that exceeds both the Company’s current and accumulated earnings and profits and the stockholder’s adjusted basis of its stock, if the non-U.S. stockholder otherwise would be subject to tax on gain from the sale or disposition of its stock, as described below. Because the Company generally cannot determine at the time it makes a distribution whether the distribution will exceed its current and accumulated earnings and profits, the Company normally will withhold tax on the entire amount of any distribution at the same rate as it would withhold on a dividend. However, a non-U.S. stockholder may claim a refund of amounts that the Company withholds if the Company later determines that a distribution in fact exceeded the Company’s current and accumulated earnings and profits.
If the Company is treated as a “United States real property holding corporation,” as described below, it will be required to withhold 15% of any distribution that exceeds its current and accumulated earnings and profits. Consequently, although the Company intends to withhold at a rate of 30% on the entire amount of any distribution, to the extent that it does not do so, the Company may withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.
For any year in which the Company qualifies as a REIT, a non-U.S. stockholder will incur tax on distributions that are attributable to gain from the Company’s sale or exchange of a USRPI under the Foreign Investment in Real Property Tax Act of 1980, which we refer to as FIRPTA. A USRPI includes certain interests in real property and stock in “United States real property holding corporations,” which are corporations at least 50% of whose assets consist of interests in real property. Under FIRPTA, a non-U.S. stockholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. business of the non-U.S. stockholder. A non-U.S. stockholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate stockholder not entitled to treaty relief or an exemption also may be subject to the 30% branch profits tax on such a distribution. The Company must withhold 21% of any distribution that it could designate as a capital gain dividend. A non-U.S. stockholder may receive a credit against its tax liability for the amount the Company withholds.
Capital gain distributions to a non-U.S. stockholder that are attributable to the Company’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI, as long as: (i)(A) such class of our stock is “regularly traded” on an established securities market in the United States; and (B) the non-U.S. stockholder did not own more than 10% of the applicable class of our stock at any time during the one-year period prior to the distribution; or (ii) the non-U.S. stockholder was treated as a “qualified shareholder” as discussed below. As a result, non-U.S. stockholders owning 10% or less of the applicable class of our stock that is “regularly traded” generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. If a class of our stock is not regularly traded on an established securities market in the United States or the non-U.S. stockholder owned more than 10% of our stock at any time during the one-year period prior to the distribution, capital gain distributions that are attributable to the Company’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. Moreover, if a non-U.S. stockholder disposes of our stock during the 30-day period preceding a dividend payment, and such non-U.S. stockholder (or a person related to such non-U.S. stockholder) acquires or enters into a contract or option to acquire our stock within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. stockholder, then such non-U.S. stockholder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.
Although the law is not clear on the matter, it appears that amounts the Company designates as retained capital gains in respect of the stock held by U.S. stockholders generally should be treated with respect to non-U.S. stockholders in the same manner as actual distributions by the Company of capital gain dividends. Under this approach, a non-U.S. stockholder would be able to offset as a credit against its U.S. federal income tax liability its proportionate share of the tax paid by the Company on such retained capital gains, and to receive from the IRS a refund to the extent the non-U.S. stockholder’s proportionate share of such tax paid by the Company exceeds its actual U.S. federal income tax liability, provided that the non-U.S. stockholder furnishes required information to the IRS on a timely basis, which may require the filing of a tax return with the IRS.
A non-U.S. stockholder generally will not incur tax under FIRPTA with respect to gain realized upon a disposition of our stock as long as the Company: (i) is not a “United States real property holding corporation” during a specified testing period; or (ii) is a domestically controlled qualified investment entity. A domestically controlled qualified investment entity includes a REIT, less than 50% of the value of which is held directly or indirectly by foreign persons at all times during a specified testing period. The Company believes that it will be a domestically controlled qualified investment entity, but because our stock will be publicly traded, it cannot assure you that it in fact will be a domestically controlled qualified investment entity. However, even if the Company were a “United States real property holding corporation” and it were not a domestically controlled qualified investment entity, a non-U.S. stockholder that owned, actually or constructively, 10% or less of the applicable class of our stock at all times during a specified testing period would not incur tax under FIRPTA if that class of our stock is “regularly traded” on an established securities market. Because the Company expects that its common and preferred stock will be regularly traded on an established securities market, a non-U.S. stockholder will not incur tax under FIRPTA with respect to any such gain unless it owns, actually or constructively, more than 10% of the applicable class of our stock. If the gain on the sale of our stock were taxed under FIRPTA, a non-U.S. stockholder would be taxed in the same manner as U.S. stockholders with respect to such gain, subject to applicable alternative minimum tax or a special alternative minimum tax in the case of nonresident alien individuals. Furthermore, a non-U.S. stockholder will incur tax on gain not subject to FIRPTA if: (i) the gain is effectively connected with the non-U.S. stockholder’s U.S. trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain; or (ii) the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. stockholder will incur a 30% tax on his capital gains.
Qualified Shareholders
Subject to the exception discussed below, any distribution to a “qualified shareholder,” as defined below, who holds our stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. While a “qualified shareholder” will not be subject to FIRPTA withholding on REIT distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of our stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding.
In addition, a sale of our stock by a “qualified shareholder” who holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA. As with distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of our stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding on a sale of our stock.
A “qualified shareholder” is a foreign person that: (i) either is eligible for the benefits of a comprehensive income tax treaty which includes an exchange of information program and whose principal class of interests is listed and regularly traded on one or more recognized stock exchanges (as defined in such comprehensive income tax treaty), or is a foreign partnership that is created or organized under foreign law as a limited partnership in a jurisdiction that has an agreement for the exchange of information with respect to taxes with the United States and has a class of limited partnership units representing greater than 50% of the value of all the partnership units that are regularly traded on the NYSE or NASDAQ markets; (ii) is a qualified collective investment vehicle, as defined below; and (iii) maintains records on the identity of each person who, at any time during the foreign person’s taxable year, is the direct owner of 5% or more of the class of interests or units, as applicable, described in (i), above.
A qualified collective investment vehicle is a foreign person that: (i) would be eligible for a reduced rate of withholding under the comprehensive income tax treaty described above, even if such entity holds more than 10% of the stock of such REIT; (ii) is publicly traded, is treated as a partnership under the Code, is a withholding foreign partnership, and would be treated as a “United States real property holding corporation” if it were a domestic corporation; or (iii) is designated as such by the Secretary of the Treasury and is either (A) fiscally transparent within the meaning of Section 894 of the Code or (B) required to include dividends in its gross income, but is entitled to a deduction for distributions to its investors.
Qualified Foreign Pension Funds
Any distribution to a “qualified foreign pension fund” (or an entity all of the interests of which are held by a “qualified foreign pension fund”) who holds our stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. In addition, a sale of our stock by a “qualified foreign pension fund” that holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA.
A qualified foreign pension fund is any trust, corporation or other organization or arrangement: (i) which is created or organized under the law of a country other than the United States; (ii) which is established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered; (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income; (iv) which is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates; and (v) with respect to which, under the laws of the country in which it is established or operates, (A) contributions to such organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or taxed at a reduced rate or (B) taxation of any investment income of such organization or arrangement is deferred or such income is taxed at a reduced rate.
FATCA Withholding
Under the Foreign Account Tax Compliance Act, which we refer to as FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2018 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect of any amounts withheld.
Information Reporting Requirements and Backup Withholding; Shares Held Offshore
The Company will report to its stockholders and to the IRS the amount of distributions it pays during each calendar year, and the amount of tax it withholds, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:

•	is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.
A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any U.S. stockholders who fail to certify their non-foreign status to the Company.

Backup withholding will generally not apply to payments of dividends made by the Company or its paying agents, in their capacities as such, to a non-U.S. stockholder, provided that the non-U.S. stockholder furnishes to the Company or its paying agent the required certification as to its non-U.S. status, such as providing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or certain other requirements are met. Notwithstanding the foregoing, backup withholding may apply if either the Company or its paying agent has actual knowledge, or reason to know, that the holder is a U.S. person that is not an exempt recipient. Payments of the net proceeds from a disposition or a redemption effected outside the United States by a non-U.S. stockholder made by or through a foreign office of a broker generally will not be subject to information reporting or backup withholding. However, information reporting (but not backup withholding) generally will apply to such a payment if the broker has certain connections with the U.S. unless the broker has documentary evidence in its records that the beneficial owner is a non-U.S. stockholder and specified conditions are met or an exemption is otherwise established. Payment of the net proceeds from a disposition by a non-U.S. stockholder of our stock made by or through the U.S. office of a broker is generally subject to information reporting and backup withholding unless the non-U.S. stockholder certifies under penalties of perjury that it is not a U.S. person and satisfies certain other requirements or otherwise establishes an exemption from information reporting and backup withholding.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be refunded or credited against the stockholder’s U.S. federal income tax liability if certain required information is furnished to the IRS. Stockholders are urged to consult their own tax advisors regarding application of backup withholding to them and the availability of, and procedure for obtaining an exemption from, backup withholding.
Under FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2018 by U.S. stockholders who own their shares through foreign accounts or foreign intermediaries. The Company will not pay any additional amounts in respect of any amounts withheld.
Other Tax Consequences
Tax Aspects of Colony NorthStar’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes, which we refer to, individually, as a Partnership and, collectively, as the Partnerships. The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.
Classification as Partnerships. The Company is entitled to include in its income its distributive share of each Partnership’s income and to deduct its distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) rather than as a corporation or an association taxable as a corporation. An unincorporated domestic entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:

•	is treated as a partnership under the Treasury Regulations relating to entity classification or the check-the-box regulations, as described below; and

•	is not a “publicly traded” partnership, as defined below.
Under the check-the-box regulations, an unincorporated domestic entity with at least two owners or members may elect to be classified either as an association taxable as a corporation or as a partnership. If such an entity fails to make an election, it generally will be treated as a partnership (or as an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) for U.S. federal income tax purposes. Each Partnership intends to be classified as a partnership for U.S. federal income tax purposes and no Partnership will elect to be treated as an association taxable as a corporation under the check-the-box regulations.
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987 in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest and dividends, or the 90% passive income exception. Treasury Regulations provide additional limited safe harbors from the definition of a publicly traded partnership. Pursuant to the private placement exclusion safe harbor, interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if: (i) all interests in the partnership were issued in a transaction or transactions that were not required to be registered under the Securities Act; and (ii) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a partnership, grantor trust or S corporation that owns an interest in the partnership is treated as a partner in such partnership only if: (i) substantially all of the value of the owner’s interest in the entity is attributable to the entity’s direct or indirect interest in the partnership; and (ii) a principal purpose of the use of the entity is to permit the partnership to satisfy the 100-partner limitation. Each Partnership is expected to qualify for treatment as a partnership for U.S. federal income tax purposes pursuant to the 90% passive income exception or the private placement safe harbor. The Company has not requested, and does not intend to request, a ruling from the IRS that the Partnerships will be classified as partnerships for U.S. federal income tax purposes.
If, for any reason, a Partnership in which the Company owned more than 10% of the equity were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, the Company likely would not be able to qualify as a REIT unless it qualified for certain relief provisions. Refer to the sections entitled “—Requirements for Qualification—Gross Income Tests” and “—Requirements for Qualification—Asset Tests.” In addition, any change in a Partnership’s status for tax purposes might be treated as a taxable event, in which case the Company might incur tax liability without any related cash distribution. Refer to the section entitled “—Requirements for Qualification—Distribution Requirements.” Further, items of income and deduction of such Partnership would not pass through to its partners, and its partners would be treated as stockholders for tax purposes. Consequently, such Partnership would be required to pay income tax at corporate rates on its net income and distributions to its partners would constitute dividends that would not be deductible in computing such Partnership’s taxable income.
Income Taxation of the Partnerships and their Partners
Partners, Not the Partnerships, Subject to Tax. A partnership generally is not a taxable entity for U.S. federal income tax purposes. Rather, the Company is required to take into account its allocable share of each Partnership’s income, gains, losses, deductions and credits for any taxable year of such Partnership ending within or with the Company’s taxable year, without regard to whether the Company has received or will receive any distribution from such Partnership. For taxable years beginning after December 31, 2017, however, the tax liability for adjustments to a Partnership’s tax returns made as a result of an audit by the IRS will be imposed on the Partnership itself in certain circumstances absent an election to the contrary.
Partnership Allocations. Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the U.S. federal income tax laws governing partnership allocations. If an allocation is not recognized for U.S. federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. Each Partnership’s allocations of taxable income, gain and loss are intended to comply with the requirements of the U.S. federal income tax laws governing partnership allocations.
Tax Allocations With Respect to Contributed Properties. Income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in a tax-deferred transaction or contributed property in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of such unrealized gain or unrealized loss, or built-in gain or built-in loss, respectively, is generally equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution, or a book-tax difference. Such allocations are solely for U.S. federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. The U.S. Treasury Department has issued regulations requiring partnerships to use a “reasonable method” for allocating items with respect to which there is a book-tax difference and outlining several reasonable allocation methods.
Basis in Partnership Interest. The Company’s adjusted tax basis in any Partnership generally is equal to:

•	the amount of cash and the basis of any other property contributed by the Company to the Partnership;

•	increased by the Company’s allocable share of the Partnership’s income and its allocable share of indebtedness of the Partnership; and

•
reduced, but not below zero, by the Company’s allocable share of the Partnership’s loss and the amount of cash distributed to the Company and by constructive distributions resulting from a reduction in the Company’s share of indebtedness of the Partnership.

If the allocation of the Company’s distributive share of the Partnership’s loss would reduce the adjusted tax basis of the Company’s partnership interest below zero, the recognition of such loss will be deferred until such time as the recognition of such loss would not reduce the Company’s adjusted tax basis below zero. To the extent that the Partnership’s distributions or any decrease in the Company’s share of the indebtedness of the Partnership, which is considered a constructive cash distribution to the partners, would reduce the Company’s adjusted tax basis below zero, such distributions or decreases will constitute taxable income to the Company. Such distributions and constructive distributions normally will be characterized as long-term capital gain.
Depreciation Deductions Available to Partnerships. The initial tax basis of property is the amount of cash and the basis of property given as consideration for the property. The Partnership’s initial basis in contributed properties acquired in exchange for units of the Partnership should be the same as the transferor’s basis in such properties on the date of acquisition. Although the law is not entirely clear, the Partnership generally will depreciate such property for U.S. federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors. The Partnership’s tax depreciation deductions will be allocated among the partners in accordance with their respective interests in the Partnership, except to the extent that the Partnership is required under the U.S. federal income tax laws governing partnership allocations to use another method for allocating tax depreciation deductions attributable to contributed or revalued properties, which could result in the Company receiving a disproportionate share of such deductions.
Sale of a Partnership’s Property
Generally, any gain realized by a Partnership on the sale of property held by the Partnership for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Any gain or loss recognized by a Partnership on the disposition of contributed properties will be allocated first to the partners of the Partnership who contributed such properties to the extent of their built-in gain or loss on those properties for U.S. federal income tax purposes. The partners’ built-in gain or loss on such contributed properties will equal the difference between the partners’ proportionate share of the book value of those properties and the partners’ tax basis allocable to those properties at the time of the contribution. Any remaining gain or loss recognized by the Partnership on the disposition of the contributed properties, and any gain or loss recognized by the Partnership on the disposition of the other properties, will be allocated among the partners in accordance with their respective percentage interests in the Partnership.
The Company’s share of any gain realized by a Partnership on the sale of any property held by the Partnership as inventory or other property held primarily for sale to customers in the ordinary course of the Partnership’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Such prohibited transaction income also may have an adverse effect upon the Company’s ability to satisfy the income tests for REIT status. Refer to the section entitled “—Requirements for Qualification—Gross Income Tests.” The Company, however, does not presently intend to acquire or hold or to allow any Partnership to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of the Company’s or such Partnership’s trade or business.

Treatment of Depositary Shares
Owners of depositary shares will be treated for U.S. federal income tax purposes as if they were owners of the preferred stock represented by such depositary shares. Accordingly, such owners will be entitled to take into account, for U.S. federal income tax purposes, income and deductions to which they would be entitled if they were holders of such preferred stock. In addition, (i) no gain or loss will be recognized for U.S. federal income tax purposes upon the withdrawal of preferred stock to an exchange owner of depositary shares, (ii) the tax basis of each share of preferred stock to an exchanging owner of depositary shares will, upon such exchange, be the same as the aggregate tax basis of the depositary shares exchanged therefor, and (iii) the holding period for preferred stock in the hands of an exchanging owner of depositary shares will include the period during which such person owned such depositary shares.
Legislative or Other Actions Affecting REITs
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Company cannot give you any assurances as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in the Company’s stock. Stockholders should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws and on an investment in our stock.
State, Local and Foreign Taxes
The Company and/or you may be subject to taxation by various states, localities and foreign jurisdictions, including those in which the Company or a stockholder transacts business, owns property or resides. The state, local and foreign tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, you are urged to consult your tax advisors regarding the effect of state, local and foreign tax laws upon an investment in our stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2). Financial Statements and Schedules of Colony NorthStar, Inc.
All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony NorthStar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony NorthStar, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
March 1, 2018

COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$921,822	$376,005
Restricted cash	471,078	111,959
Real estate, net	14,464,258	3,243,631
Loans receivable, net ($45,423 and $0 at fair value, respectively)	3,223,762	3,430,608
Investments in unconsolidated ventures ($363,901 and $0 at fair value, respectively)	1,655,239	1,052,995
Securities, at fair value	383,942	23,446
Goodwill	1,534,561	680,127
Deferred leasing costs and intangible assets, net	852,872	278,741
Assets held for sale ($49,498 and $67,033 at fair value, respectively)	781,630	292,924
Other assets ($10,150 and $36,101 at fair value, respectively)	444,968	260,585
Due from affiliates	51,518	9,971
Total assets	$24,785,650	$9,760,992
Liabilities
Debt, net ($44,542 and $0 at fair value, respectively)	$10,827,810	$3,715,618
Accrued and other liabilities ($212,267 and $5,448 at fair value, respectively)	898,161	286,952
Intangible liabilities, net	191,109	19,977
Liabilities related to assets held for sale	273,298	14,296
Due to affiliates ($20,650 and $41,250 at fair value, respectively)	23,534	41,250
Dividends and distributions payable	188,202	65,972
Total liabilities	12,402,114	4,144,065
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	34,144	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,636,605 and $625,750 liquidation preference, respectively; 250,000 and 50,000 shares authorized, respectively; 65,464 and 25,030 shares issued and outstanding, respectively	1,606,966	607,200
Common stock, $0.01 par value per share
Class A, 949,000 and 658,369 shares authorized, respectively; 542,599 and 166,440 shares issued and outstanding, respectively	5,426	1,664
Class B, 1,000 shares authorized; 736 and 770 shares issued and outstanding, respectively	7	8
Additional paid-in capital	7,913,622	2,443,100
Distributions in excess of earnings	(1,165,412)	(246,064)
Accumulated other comprehensive income (loss)	47,316	(32,109)
Total stockholders’ equity	8,407,925	2,773,799
Noncontrolling interests in investment entities	3,539,072	2,453,938
Noncontrolling interests in Operating Company	402,395	389,190
Total equity	12,349,392	5,616,927
Total liabilities, redeemable noncontrolling interests and equity	$24,785,650	$9,760,992

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

The following table presents the assets and liabilities of securitization vehicles and an investment fund consolidated as variable interest entities for which the Company is determined to be the primary beneficiary:

	December 31,
	2017	2016
Assets
Cash	$10,969	$4,320
Loans receivable, net	546,306	885,374
Securities	250,526	—
Real estate, net	8,073	8,873
Other assets	53,755	66,306
Total assets	$869,629	$964,873
Liabilities
Debt, net	$348,250	$494,495
Other liabilities	31,299	63,381
Total liabilities	$379,549	$557,876

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Property operating income	$2,113,837	$371,082	$299,871
Interest income	416,625	385,851	417,305
Fee income ($184,914, $67,731 and $64,585 from affiliates, respectively)	220,789	67,731	65,813
Other income ($25,630, $4,296 and $4,843 from affiliates, respectively)	45,483	14,193	11,382
Total revenues	2,796,734	838,857	794,371
Expenses
Management fees to former manager (Note 3)	—	—	15,062
Property operating expense	1,113,509	118,461	117,713
Interest expense	574,822	170,083	133,094
Investment, servicing and commission expense	67,597	23,666	20,985
Transaction costs	95,859	40,605	38,888
Depreciation and amortization	617,779	171,682	140,977
Provision for loan loss	19,741	35,005	39,859
Impairment loss	420,360	11,717	11,192
Compensation expense	346,885	111,838	84,506
Administrative expenses	113,456	51,699	38,238
Total expenses	3,370,008	734,756	640,514
Other income (loss)
Gain on sale of real estate	137,370	73,616	8,962
Other gain (loss), net	(25,814)	18,416	(5,170)
Earnings from investments in unconsolidated ventures	285,151	99,375	47,605
Gain on remeasurement of consolidated investment entities, net (Note 3)	—	—	41,486
Income (loss) before income taxes	(176,567)	295,508	246,740
Income tax benefit (expense)	98,399	(4,782)	9,296
Income (loss) from continuing operations	(78,168)	290,726	256,036
Income from discontinued operations	13,555	—	—
Net income (loss)	(64,613)	290,726	256,036
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	23,543	—	—
Investment entities	129,996	163,084	86,123
Operating Company	(20,261)	12,324	19,933
Net income (loss) attributable to Colony NorthStar, Inc.	(197,891)	115,318	149,980
Preferred stock redemption (Note 15)	4,530	—	—
Preferred stock dividends	130,672	48,159	42,569
Net income (loss) attributable to common stockholders	$(333,093)	$67,159	$107,411
Basic earnings (loss) per share
Income (loss) from continuing operations per basic common share	$(0.66)	$0.39	$0.65
Net (loss) income per basic common share	$(0.64)	$0.39	$0.65
Diluted earnings (loss) per share
Income (loss) from continuing operations per diluted common share	$(0.66)	$0.39	$0.65
Net income (loss) per diluted common share	$(0.64)	$0.39	$0.65
Weighted average number of shares
Basic	532,600	164,570	162,658
Diluted	532,600	164,570	162,658
The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(64,613)	$290,726	$256,036
Other comprehensive income (loss):
Other comprehensive income from investments in unconsolidated ventures, net	5,849	101	(451)
Net change in fair value of available-for-sale securities	15,918	(659)	—
Net change in fair value of cash flow hedges	—	389	(236)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	216,262	(97,681)	25,287
Change in fair value of net investment hedges	(70,661)	35,833	(5,604)
Net foreign currency translation adjustments	145,601	(61,848)	19,683
Other comprehensive income (loss)	167,368	(62,017)	18,996
Comprehensive income	102,755	228,709	275,032
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	23,543	—	—
Investment entities	218,013	117,241	89,693
Operating Company	(15,789)	9,837	25,290
Comprehensive income (loss) attributable to stockholders	$(123,012)	$101,631	$160,049

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2014	$329,106	$1,607	$2,183,261	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	149,980	—	149,980	86,123	19,933	256,036
Other comprehensive income	—	—	—	—	10,069	10,069	3,570	5,357	18,996
Issuance of Cumulative Redeemable Perpetual Preferred Stock	287,500	—	—	—	—	287,500	—	—	287,500
Issuance of class A common stock	—	21	37,368	—	—	37,389	—	—	37,389
Issuance of class B common stock	—	8	14,763	—	—	14,771	—	—	14,771
Issuance of OP Units	—	—	—	—	—	—	—	568,794	568,794
Offering costs	(9,406)	—	—	—	—	(9,406)	—	—	(9,406)
Equity-based compensation	—	10	13,704	—	—	13,714	—	—	13,714
Consolidation of investment entities	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	486,152	—	486,152
Distributions to noncontrolling interests	—	—	—	—	—	—	(655,347)	(25,011)	(680,358)
Preferred stock dividends	—	—	—	(43,365)	—	(43,365)	—	—	(43,365)
Common stock dividends declared ($0.81 per share)	—	—	—	(169,890)	—	(169,890)	—	—	(169,890)
Reallocation of equity (Note 2 and 16)	—	—	138,674	—	—	138,674	—	(138,674)	—
Balance at December 31, 2015	607,200	1,646	2,387,770	(131,278)	(18,422)	2,846,916	2,138,925	430,399	5,416,240
Net income	—	—	—	115,318	—	115,318	163,084	12,324	290,726
Other comprehensive loss	—	—	—	—	(13,687)	(13,687)	(45,843)	(2,487)	(62,017)
Repurchase of preferred stock	(19,998)	—	—	—	—	(19,998)	—	—	(19,998)
Contribution of preferred stock to an affiliate	19,998	—	—	—	—	19,998	—	—	19,998
Equity-based compensation	—	15	13,623	—	—	13,638	—	—	13,638
Redemption of OP Units for cash and class A common stock	—	14	18,557	—	—	18,571	—	(21,128)	(2,557)
Shares canceled for tax withholding on vested stock awards	—	(3)	(2,859)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	819,033	—	819,033
Distributions to noncontrolling interests	—	—	—	—	—	—	(587,539)	(33,668)	(621,207)
Acquisition of noncontrolling interests	—	—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(48,159)	—	(48,159)	—	—	(48,159)
Common stock dividends declared ($1.08 per share)	—	—	—	(181,945)	—	(181,945)	—	—	(181,945)
Reallocation of equity (Note 2 and 16)	—	—	25,284	—	—	25,284	(29,034)	3,750	—
Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927
Net income (loss)	—	—	—	(197,891)	—	(197,891)	129,996	(20,261)	(88,156)
Other comprehensive income	—	—	—	—	74,879	74,879	88,017	4,472	167,368
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	505,685	8,162	513,847
Issuance of Cumulative Redeemable Perpetual Preferred Stock (Note 15)	660,000	—	—	—	—	660,000	—	—	660,000
Offering costs	(21,900)	—	—	—	—	(21,900)	—	—	(21,900)
Redemption of preferred stock (Note 15)	(635,785)	—	—	—	—	(635,785)	—	—	(635,785)
Common stock repurchases	—	(234)	(299,943)	—	—	(300,177)	—	—	(300,177)
Redemption of OP Units for cash and class A common stock	—	17	22,814	—	—	22,831	—	(27,916)	(5,085)
Exchange of notes for class A common stock	—	2	3,277	—	—	3,279	—	—	3,279
Equity-based compensation	—	81	104,293	—	—	104,374	—	50,055	154,429
Shares canceled for tax withholding on vested stock awards	—	(4)	(5,664)	—	—	(5,668)	—	—	(5,668)
Redemption of restricted stock units	—	8	(8)	—	—	—	—	—	—
Deconsolidation of investment entity	—	—	—	—	—	—	(4,000)	—	(4,000)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,190,383	—	1,190,383
Distributions to noncontrolling interests	—	—	—	—	—	—	(844,502)	(35,387)	(879,889)
Preferred stock dividends	—	—	—	(138,196)	—	(138,196)	—	—	(138,196)
Common stock dividends declared ($1.08 per share; Note 15)	—	—	—	(583,261)	—	(583,261)	—	—	(583,261)
Reallocation of equity (Notes 2 and 16)	—	—	(58,181)	—	4,546	(53,635)	19,555	34,080	—
Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(64,613)	$290,726	$256,036
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(55,059)	(27,038)	(21,109)
Accretion in excess of cash receipts on purchased credit-impaired loan	—	(8,515)	(39,886)
Paid-in-kind interest added to loan principal, net of interest received	(25,152)	(29,844)	(30,211)
Straight-line rents	(32,664)	(12,617)	(11,929)
Amortization of above- and below-market lease values, net	(15,319)	2,045	3,240
Amortization of deferred financing costs and debt discount and premium	83,719	28,936	21,222
Earnings from investments in unconsolidated ventures	(285,151)	(99,375)	(47,605)
Distributions of income from equity method investments	72,197	79,361	66,418
Provision for loan losses	19,741	35,005	39,859
Impairment of real estate and management contract intangibles	104,360	11,717	11,192
Goodwill impairment	316,000	—	—
Depreciation and amortization	617,779	171,682	140,977
Equity-based compensation	154,429	13,638	13,714
Net gain on remeasurement of net assets of consolidated investment entities	—	—	(41,486)
Change in fair value of contingent consideration—Internalization	(20,600)	(11,740)	(16,510)
Gain on sales of real estate, net	(135,262)	(73,616)	(8,962)
Deferred income tax benefit	(138,459)	(7,618)	(11,613)
Foreign currency loss recognized on repayment of loans receivable	—	—	31,268
Other loss, net	45,360	—	—
(Increase) decrease in other assets, operating restricted cash and due from affiliates	(88,511)	4,653	1,072
Increase (decrease) in accrued and other liabilities and due to affiliates	(7,272)	45,954	23,306
Other adjustments, net	4,094	(4,993)	(5,867)
Net cash provided by operating activities	549,617	408,361	373,126
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(522,935)	(226,665)	(356,051)
Return of capital from investments in unconsolidated ventures	225,477	113,491	357,307
Acquisition of loans receivable and securities	(590,536)	(199,638)	(135,194)
Payment of Merger-related liabilities, net of cash acquired (Note 3)	(44,437)	—	—
Net disbursements on originated loans	(392,790)	(385,702)	(984,840)
Repayments of loans receivable	831,074	732,393	335,446
Proceeds from sales of loans receivable and securities	117,540	220,900	—
Cash receipts in excess of accretion on purchased credit-impaired loans	343,654	140,057	399,783
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,325,122)	(501,221)	(1,377,344)
Proceeds from sales of real estate, net of debt assumed by buyers	1,607,806	390,943	323,430
Proceeds from paydown and maturity of securities	112,939	—	—
Proceeds from sale of investments in unconsolidated venture	553,327	—	—
Proceeds from syndication of investment, net of cash deconsolidated (Note 4)	160,020	—	—
Proceeds from sale of Townsend, net of cash assumed by buyer (Note 16)	446,129	—	—
Internalization of manager, net of cash acquired	—	—	(56,335)
Acquisition of CPI, net of cash acquired (Note 3)	(35,711)	—	—
Acquisition of THL Hotel Portfolio, net of cash acquired (Note 3)	(27,455)	—	—
Investment deposits	(480)	(67,693)	(1,380)
Increase in restricted cash related to investing activities	(121,818)	—	—
Net (payments) receipts on settlement of derivative instruments	(11,800)	34,471	45,024
Other investing activities, net	6,660	476	(8,660)
Net cash provided by (used in) investing activities	1,331,542	251,812	(1,458,814)

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$638,100	$—	$277,945
Dividends paid to preferred stockholders	(130,182)	(48,372)	(38,244)
Dividends paid to common stockholders	(482,156)	(181,172)	(165,559)
Repurchase of common stock	(300,177)	—	—
Borrowings from corporate credit facility	1,041,000	694,000	1,345,900
Repayment of borrowings from corporate credit facility	(1,413,600)	(586,400)	(1,194,900)
Borrowings from secured debt	4,573,099	1,072,556	1,936,043
Repayments of secured debt	(4,733,640)	(1,601,423)	(871,788)
Increase in escrow deposits related to financing arrangements	17,876	12,724	—
Payment of deferred financing costs	(96,069)	(22,464)	(27,670)
Contributions from noncontrolling interests	1,173,432	819,033	486,152
Distributions to and redemptions of noncontrolling interests	(970,615)	(615,059)	(671,659)
Redemption of preferred stock	(635,785)	(19,998)	—
Reissuance of preferred stock to an equity method investee	—	19,998	—
Redemption of OP Units for cash	(5,085)	(2,557)	—
Acquisition of noncontrolling interests	—	(3,963)	—
Repurchase of exchangeable senior notes	(15,455)	—	—
Other financing activities, net	(7,248)	(2,860)	(15,546)
Net cash provided by (used in) financing activities	(1,346,505)	(465,957)	1,060,674
Cash held by investment entities consolidated	—	—	75,412
Effect of exchange rates on cash and cash equivalents	11,163	(4,065)	(6,480)
Net increase in cash and cash equivalents	545,817	190,151	43,918
Total cash and cash equivalents, beginning of period	376,005	185,854	141,936
Cash and cash equivalents included in assets held for sale	—	—	—
Cash and cash equivalents, end of period	$921,822	$376,005	$185,854

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
1. Business and Organization
Colony NorthStar, Inc. (the "Company") is a leading global real estate and investment management firm. The Company has significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies.
The Company was organized in May 2016 as a Maryland corporation, and intends to elect to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”), which was previously the operating subsidiary of Colony and survived the Merger (as defined below). At December 31, 2017, the Company owned approximately 94.4% of the OP, as its sole managing member. The remaining 5.6% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Company was formed through a tri-party merger (the “Merger”) between Colony Capital, Inc. (“Colony”), NorthStar Asset Management Group Inc. (“NSAM”) and NorthStar Realty Finance Corp. (“NRF”). The Merger among Colony, NSAM and NRF was completed in an all-stock exchange on January 10, 2017. The Merger is accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. Consequently, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. Accordingly, comparisons of the period to period financial information of Colony NorthStar as set forth herein may not be meaningful. Details of the Merger are described more fully in Note 3.
Commercial Real Estate Credit REIT
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar Income I”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute the CLNS Contributed Portfolio, represented by their ownership interests ranging from 38% to 100% in certain investment entities, to Colony NorthStar Credit Real Estate, Inc. ("Colony NorthStar Credit") and its operating company, and NorthStar Income I and NorthStar Income II agreed to merge in all-stock mergers with and into Colony NorthStar Credit (collectively, the “Combination”).
The CLNS Contributed Portfolio comprises the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represent a select portfolio of U.S. investments within the Company’s other equity and debt segment that are transferable assets consistent with Colony NorthStar Credit's strategy.
On January 18, 2018, the Combination was approved by the stockholders of NorthStar Income I and NorthStar Income II. The Combination closed on January 31, 2018 and Colony NorthStar Credit's class A common stock began trading on the New York Stock Exchange ("NYSE") on February 1, 2018 under the symbol "CLNC." See additional information in Note 26.
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
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of Colony NorthStar is adjusted to reflect the equity structure of the legal acquirer, including for comparative periods, by applying the Colony share exchange ratio of 1.4663. The historical financial information as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by Colony NorthStar at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF are incorporated into Colony NorthStar effective from January 11, 2017. Accordingly, comparison of period to period results of operations and financial positions may not be meaningful.
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
The Townsend noncontrolling interests have the ability to require the Company to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. Redemptions by the Townsend noncontrolling interests may be settled in cash, the Company’s common stock, or a combination thereof, at the Company's option, subject to certain conditions, and payable by the end of the fiscal quarter following the exercise of the redemption. The Company sold its interest in Townsend on December 29, 2017.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
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
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the latest balance sheet date.

Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company's own credit-worthiness.
The estimated fair value of financial assets and financial liabilities are categorized into a three tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:
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
Fair Value Option
The fair value option provides an option to elect fair value as a measurement alternative for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs.
The Company has elected the fair value option for financial assets and financial liabilities of certain consolidated securitization trusts, and adopted the measurement alternative to measure both the financial assets and financial liabilities of the securitization trusts using the fair value of either the financial assets or financial liabilities, whichever is more observable. The Company has also elected to account for certain cost and equity method investments at fair value.
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
Prior to the Company's adoption of the new definition of a business effective October 1, 2016, the concentration of acquired fair values in a single or group of similar identifiable assets did not preclude the acquisition of such assets from meeting the definition of a business. As a result, acquisition of real estate assets with existing in-place leases, other than sale-leaseback transactions, were generally recognized as business combinations.
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	13 to 44 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of useful life or remaining life of the building
Land improvements	8 to 30 years
Tenant improvements	Lesser of useful life or remaining term of the lease
Furniture, fixtures and equipment	3 to 20 years
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates impairments on an individual property basis. If an impairment indicator exists, the Company evaluates whether the future undiscounted cash flows that is expected to be generated by the property, including any estimated proceeds from the eventual sale of the property, is less than the carrying value of the property; and if so, the carrying value of the property is determined to not be recoverable. Impairment loss is then measured as the excess of the carrying value of the property over the estimated fair value of the property. In estimating the fair value of the property, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors.
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
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring ("TDR")—A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company's collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company's allowance for loan losses methodology.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
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
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. This includes carried interests earned by the Company, which are incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of investment vehicles sponsored by the Company as general partner and investment manager. The Company's share of both proportionate and disproportionate allocation of returns from its interests in investment vehicles, which are accounted for under the equity method, may reflect fair value changes in the underlying investments if the investment vehicles qualify for investment company accounting. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.

Investments that do not qualify for equity method accounting are accounted for under the cost method. Dividends from cost method investments, when received, are recorded as dividend income to the extent they are not considered a return of capital; otherwise such amounts are recorded as a reduction of the cost of investment.
The Company elected the fair value option for certain cost method and equity method investments. The Company records the change in fair value of such investments in earnings from investments in unconsolidated ventures in the statements of operations.
Impairment—If indicators of impairment exist, the Company performs an evaluation of its equity method and cost method investments to assess whether the fair value of its investment is less than its carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded within earnings from investments in unconsolidated ventures.
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
Dividend income—Dividend income from marketable equity securities is recognized on the ex dividend date.
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
If the Company intends to sell the impaired security or more likely than not will be required to sell the impaired security before recovery of its amortized cost, the entire impairment amount is recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company further evaluates the security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the security. The credit component of OTTI is recognized in earnings within other gain (loss), while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
PCI Debt Securities—Debt securities acquired that are deemed to be credit-impaired at acquisition date are recorded at their initial investment and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured at acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the security using the effective yield method. The difference between contractually required payments at the acquisition date and the cash flows expected to be collected ("nonaccretable difference"), which reflects estimated future credit losses expected to be incurred over the life of the security, is not accreted to interest income nor recorded on the balance sheet. Subsequent decreases in undiscounted expected cash flows attributable to further credit deterioration as well as changes in expected timing of future cash flows can result in recognition of OTTI. Subsequent increases in expected cash flows, other than due to interest rate changes on variable rate securities, are recognized prospectively over the remaining life of the security as an adjustment to accretable yield.
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles are periodically reviewed for impairment and an impairment loss is recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.
Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs. In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below market, which is amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
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
Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value. If so, a quantitative assessment is performed to determine if an impairment has occurred and to measure the impairment loss.

On October 1, 2017, the Company early adopted the new guidance which simplifies goodwill impairment assessment. Goodwill impairment is measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit.
Prior to October 1, 2017, the quantitative assessment was performed in a two-step process. In the first step, if the fair value of the reporting unit is less than its carrying value (including goodwill), then goodwill is considered to be impaired. In the second step, the implied fair value of goodwill is determined by comparing the fair value of the reporting unit determined in step one to the fair value of the net assets of the reporting unit as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill exceeds the resulting implied fair value of goodwill, then an impairment charge is recognized for the excess.
An impairment establishes a new basis for goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
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
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed from the tenants, is capitalized. For Company owned tenant improvements, the amount funded by or reimbursed from the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
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
Resident Fee Income—Resident fee income is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges, included in lease agreements. Revenue for ancillary fees is recognized as services are provided.
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
Incentive Fees—The Company may earn incentive fees from its managed private funds, traded and non-traded REITs and investment companies. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in the respective governing agreements. Incentive fees that take the form of a contractual arrangement with the investment vehicle and does not represent an allocation of returns among equity holders of the investment vehicle (or “contractual incentive fees”) are recognized when fixed or determinable and related contingencies have been resolved, which is generally at the end of the incentive measurement period of the respective investment vehicles. Any contractual incentive fees received prior to that date are recorded as deferred income.
Incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method, as discussed in the Company's accounting policy for investments in unconsolidated ventures.
A portion of the incentive fees earned by the Company is allocated to senior management, investment professionals and certain other employees of the Company, generally at 40%, consistent with market terms.
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
Income Taxes
A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year and if the statutory relief provisions were not to apply, the Company would be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax for the taxable year ended December 31, 2017) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, such as investment management, property management including hotel and healthcare operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.

Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss carryforwards and the income tax effect of accumulated other comprehensive income items of the TRS and foreign taxable entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS and foreign taxable entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company periodically evaluates whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations.
Earnings Per Share
The Company calculates basic earnings per share using the two-class method which defines unvested share based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.
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
Reclassifications
Certain prior period amounts on the balance sheet and statement of cash flows have been reclassified to conform to current period presentation for the combined company. Significant reclassifications include presentation of all assets held for sale and related liabilities separately on the consolidated balance sheet as well as the presentation of preferred stock at carrying value, which was previously presented at par. Additionally, $2.4 million was reclassified in 2015 from bad debt expense included in investment, servicing and commission expense to provision for loan losses on the consolidated statement of operations. On the consolidated balance sheet, the same amount was reclassified from allowance for bad debts, which was netted against other assets, to allowance for loan losses, which is netted against loans receivable. Such reclassifications did not have a material effect on the Company's financial position, results of operations or its cash flows.
Accounting Standards Adopted in 2017
Equity-Based Compensation—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Share-Based Payment Accounting, which amends certain aspects of accounting for share based payments to employees. This includes accounting for income tax effects in the income statement, increasing the fair value of shares applied for income tax withholding without triggering liability accounting, allowing forfeitures related to service condition to be recognized upon occurrence, as well as changes in cash flow classifications. This guidance may be adopted prospectively or on a modified retrospective transition basis depending on the requirements of each provision. ASU No. 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this new guidance prospectively on January 1, 2017. The Company has made a policy election to account for forfeitures upon occurrence. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows.

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
Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The one step impairment test will also be applied to goodwill at reporting units that have zero or negative carrying values, with a disclosure of the amount of goodwill at the reporting units. The Company early adopted this new guidance as of October 1, 2017 for its annual goodwill impairment assessment.
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
The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach, to be applied to contracts not yet completed as of date of adoption. The standard excludes from its scope accounting for financial instruments and leases, but is applicable to certain property operating income and fee income streams of the Company as discussed below. Separately, the Company continues to evaluate the principal versus agent considerations under the guidance which would affect whether certain cost reimbursement arrangements with investment vehicles managed by the Company would be reported gross or net on the statement of operations.
Resident Fee Income—The Company operates a portfolio of independent living, assisted living and skilled nursing facilities in its healthcare segment. The Company has determined that independent living and assisted living agreements are leases subject to the leasing standard, while certain agreements within skilled nursing facilities, which entitle residents to reside in the community rather than an explicitly or implicitly identified unit, are not leases. Revenue for services provided within skilled nursing facilities, whether they are routine services such as room and bed maintenance, nursing, dietary services, and resident activities or programs, or separately covered services such as those ordered by physicians, are satisfied over the duration of care. These services are a series of distinct services satisfied over time, and revenue is recognized monthly based on the number of days in the month services are provided. The Company does not expect any significant changes to revenue recognized for such services provided within the skilled nursing facilities.
Hotel Operating Income—Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services. The Company does not expect any significant change to revenue recognized under the new guidance as revenue is recognized over time based on the transaction price.
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITS and investment companies. The Company determined that there would be no change to revenue recognition for base management fees as the underlying services consist of a series of distinct services satisfied over time, in which revenue is recognized monthly over the life of the fund based on the number of days in the month services are provided.
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. Currently, a portion of asset management fees is recognized upon completion of initial underwriting, with remaining fees deferred and recognized over the holding period of each investment. Under the new guidance, the Company determined that the underlying service of managing the investments of the funds consist of a series of distinct services satisfied over time, in which revenue will be recognized monthly over the life of each investment based on the number of days in the month the service is provided. As a result of the change in revenue recognition under the new standard, the Company estimated a cumulative impact of approximately $1.6 million to be adjusted as a reduction to retained earnings on January 1, 2018.
The Company also receives fees related to acquisition and disposition of investments by certain managed non-traded REITs. The Company determined that there would be no change to revenue recognition as acquisition and disposition fees are earned at a point in time upon closing of the respective acquisition or disposition of underlying investments.
Incentive Fees—The Company may earn incentive fees from its managed private funds, traded and non-traded REITs. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of certain return hurdles.
Incentive fees that take the form of a contractual arrangement with the investment vehicle and does not represent an allocation of returns among equity holders of the investment vehicle (or “contractual incentive fees”) are within the scope of the new revenue standard. The Company currently recognizes contractual incentive fees when it is fixed or determinable and related contingencies have been resolved, which is generally at the end of the incentive measurement period of the respective investment vehicles. Under the new revenue guidance, contractual incentive fees are a form of variable consideration and will be recognized when it is probable that a significant reversal of the cumulative revenue recognized will not occur, which may result in earlier recognition of revenue relative to the Company’s existing policy. There is no cumulative impact as of January 1, 2018.
Incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are outside the scope of the new revenue standard. Carried interests are financial instruments and accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method. As carried interest represents income from equity method investments, it is presented, along with other proportionate allocation of returns based on the Company’s ownership interests in the investment vehicles, in earnings from unconsolidated investment ventures on the statement of operations. Adoption of the new standard does not have an impact to the Company's recognition of carried interests.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes, unless these equity securities qualify for the net asset value ("NAV") practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company's own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
The Company plans to adopt the new guidance on its required effective date of January 1, 2018. In connection with the adoption, the Company will elect the NAV practical expedient to measure its current cost method investments in non-traded REITs and partnership interests in Townsend private funds based on their respective NAV per share. The Company is currently quantifying the cumulative impact of this adjustment to its retained earnings on January 1, 2018. The new standard does not affect equity securities held by the Company's consolidated fund in which the Company has retained the fund's investment company accounting, and limited partnership interests in third party private funds in which the Company had elected fair value option, as in both instances, unrealized fair value gains or losses are currently recorded in earnings. The Company's remaining cost method investments do not have readily determinable fair values, and to the extent the Company becomes aware of observable price changes in the future, the Company will adjust the carrying value of these cost method investments through earnings.
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. The FASB has subsequently issued and proposed several amendments to the standard, including a proposal to provide optional transitional relief to apply the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented, as well as to provide certain practical expedients, which include not segregating non-lease components from the related lease components but to account for those components as a single lease component by class of underlying assets.
The Company will adopt the new lease standard on its effective date of January 1, 2019 and adopt the package of practical expedients under the guidance, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.
If the proposed amendments by the FASB are approved, the Company expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date (i.e., on January 1, 2019) rather than as of the earliest period presented, and similarly, new disclosures under the standard will be made for periods beginning January 1, 2019, and not required for prior comparative periods. In addition, the Company expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.
As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right of use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases, which as of December 31, 2017, have future contractual payments of $185.0 million and $74.2 million, respectively. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit-impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit-impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other than temporarily impaired debt securities and purchased credit-impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
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
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company has restricted cash of $471.1 million and $112.0 million at December 31, 2017 and 2016, respectively, that will be subject to changes in presentation in the statement of cash flows upon adoption of the new standard on January 1, 2018.
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
The Company plans to adopt this standard on January 1, 2018, consistent with its adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the Company's results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales in the year ended December 31, 2017.
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

The following table presents the final allocation of the merger consideration to assets acquired, liabilities assumed and noncontrolling interests of NSAM and NRF based on their respective estimated fair values as of the Closing Date. The resulting goodwill represents the value expected from the economies of scale and synergies created through combining the operations of the merged entities, and is assigned to the investment management segment.

The estimated fair values and allocation of the merger consideration are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date. During the fourth quarter of 2017, adjustments were made to the valuation and underlying assumptions pertaining to certain NRF assets and liabilities, in particular investments in third party funds, securities and tax liabilities based on tax returns, and the corresponding effect on the estimated fair value of the off-market component of the management agreement.

	As Reported at September 30, 2017			Measurement Period Adjustments		Final Adjusted Amounts at December 31, 2017
(In thousands)	NSAM	NRF	Total	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609	$—	$—	$260,609
Restricted cash	18,052	158,762	176,814	—	—	176,814
Real estate	—	9,874,912	9,874,912	—	(506)	9,874,406
Loans receivable	28,485	331,056	359,541	—	—	359,541
Investments in unconsolidated ventures	76,671	587,468	664,139	—	(43,357)	620,782
Securities	3,065	433,850	436,915	—	(6,290)	430,625
Identifiable intangible assets	661,556	351,736	1,013,292	—	815	1,014,107
Management agreement between NSAM and NRF	1,555,830	—	1,555,830	(41,745)	—	1,514,085
Assets held for sale	—	2,096,671	2,096,671	—	—	2,096,671
Other assets	93,455	682,337	775,792	—	(1,334)	774,458
Total assets	2,589,972	14,624,543	17,214,515	(41,745)	(50,672)	17,122,098
Liabilities
Debt	—	6,723,222	6,723,222	—	—	6,723,222
Intangible liabilities	—	213,218	213,218	—	—	213,218
Management agreement between NSAM and NRF	—	1,555,830	1,555,830	—	(41,745)	1,514,085
Liabilities related to assets held for sale	—	1,281,406	1,281,406	—	—	1,281,406
Tax liabilities	169,387	69,373	238,760	—	(8,927)	229,833
Accrued and other liabilities	979,969	307,450	1,287,419	—	—	1,287,419
Total liabilities	1,149,356	10,150,499	11,299,855	—	(50,672)	11,249,183
Redeemable noncontrolling interests	78,843	—	78,843	—	—	78,843
Noncontrolling interests—investment entities	—	505,685	505,685	—	—	505,685
Noncontrolling interests—Operating Company	8,162	—	8,162	—	—	8,162
Fair value of net assets acquired	$1,353,611	$3,968,359	$5,321,970	$(41,745)	$—	$5,280,225

Merger consideration	2,752,095	3,968,359	6,720,454	—	—	6,720,454
Goodwill	$1,398,484	$—	$1,398,484	$41,745	$—	$1,440,229
The Merger effectively resulted in the settlement of the pre-merger management agreement between NSAM and NRF. The terms of the management agreement were determined to be off-market when compared to the terms of similar management agreements of other externally managed mortgage and equity REITs. The off-market component was valued at $1.5 billion based on a discounted cash flow analysis using a discount rate of 10%, and recorded as an intangible asset attributed to NSAM and a corresponding intangible liability attributed to NRF, in each case as of the Closing Date. Upon settlement of the management agreement, the intangible asset and the corresponding intangible liability were eliminated. No net gain or loss was recognized by Colony NorthStar from the settlement.
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
Fair value of other assets acquired, liabilities assumed and noncontrolling interests were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on the income approach which includes a direct capitalization method, applying overall capitalization rates ranging between 4.4% and 12.5%. For real estate held for sale, fair value was determined based on contracted sale price or a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets such as land, building and leaseholds, tenant and land improvements as well as identified intangible assets and liabilities such as above- and below-market leases, below-market ground lease obligations and in-place lease value. Useful lives of the intangibles acquired range from 6 to 90 years for ground lease obligations and 1 to 17 years for all other real estate related intangibles.
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
Investment Management Related Intangible Assets—These consist primarily of management contracts, customer relationships, trade names and the broker-dealer license, including those related to an 84% interest acquired by NSAM in January 2016 in Townsend, which provides real estate investment management and advisory services. The fair value of management contracts represents the discounted excess earnings attributable to the future management fee income from in-place management contracts, with discount rates ranging between 8% and 10%. The management contracts have useful lives ranging from 2 years to 18 years. The fair value of customer relationships represents the potential fee income from repeat customers through future sponsored investment vehicles, with the useful lives of such vehicles ranging from 20 to 30 years. The trade names of NSAM and Townsend were valued as the discounted savings of royalty fees by applying a royalty rate of 1.5% and 2%, respectively, against expected fee income, and have useful lives of 20 years and 30 years, respectively. The fair value of NSAM's broker-dealer license represents the estimated cost of obtaining a license. On December 29, 2017, the Company sold its 84% interest in Townsend.
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

(In thousands)	Year Ended December 31, 2017
Transaction costs
Fees to investment bankers contingent upon consummation of the Merger	$66,800
Other fees	19,442
86,242
Compensation expense
Equity-based compensation for replacement awards to NSAM executives	116,725
Severance and other employee transition	29,459
146,184
Administrative expense	15,353
Total Merger-related costs	$247,779

Results of NSAM and NRF
The combined results of operations included contributions from the legacy business of NSAM and NRF as follows:

(In thousands)	Year Ended December 31, 2017
Total revenues	$1,754,225
Net loss attributable to Colony NorthStar, Inc.	(442,948)
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Merger had been consummated on January 1, 2016. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Merger-related transaction costs of $86.2 million for the year ended December 31, 2017. The pro forma financial information also gives effect to certain sales initiatives by NRF, cessation of the management agreement between NSAM and NRF, as well as a pay down of NSAM and NRF corporate borrowings. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Merger.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Merger been completed on January 1, 2016, nor indicative of future results of operations of the Company.

	Year ended December 31,
(In thousands, except per share data)	2017	2016
Pro forma:
Total revenues	$2,821,212	$2,709,122
Net income (loss) attributable to Colony NorthStar, Inc.	(14,441)	(117,777)
Net income (loss) attributable to common stockholders	(151,983)	(250,174)
Earnings (loss) per common share:
Basic	$(0.29)	$(0.48)
Diluted	$(0.29)	$(0.48)
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
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the fourth quarter of 2017, adjustments were made to the estimation of tax liabilities and working capital as well as valuation of real estate.

(In thousands)	As Reported At September 30, 2017	Measurement Period Adjustments	As Reported At December 31, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644	$—	$182,644
Cash	49,537	—	49,537
Total consideration	$232,181	$—	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303	$—	$303
Real estate	544,407	(758)	543,649
Real estate held for sale	21,605	—	21,605
Lease intangibles and other assets	39,967	318	40,285
Debt	(277,590)	—	(277,590)
Tax liabilities	(32,938)	860	(32,078)
Lease intangibles and other liabilities	(60,785)	(420)	(61,205)
Liabilities related to assets held for sale	(2,788)	—	(2,788)
Fair value of net assets acquired	$232,181	$—	$232,181
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
Results of operations of CPI as included in the Company's consolidated statement of operations were as follows:

(In thousands)	Year Ended December 31, 2017
Total revenues	$43,608
Net loss attributable to Colony NorthStar, Inc.	(1,572)
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
The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the fourth quarter of 2017, adjustments were made to the allocation of values between franchise intangible assets and real estate.

(In thousands)	As Reported At September 30, 2017	Measurement Period Adjustments	As Reported At December 31, 2017
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932	—	$310,932
Cash	43,643	—	43,643
Contingent consideration (Note 13)	6,771	—	6,771
Total consideration	$361,346	$—	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188	—	$16,188
Real estate	1,190,613	2,592	1,193,205
Real estate held for sale	69,099	(474)	68,625
Intangible and other assets	37,031	(2,118)	34,913
Debt	(907,867)	—	(907,867)
Other liabilities	(43,718)	—	(43,718)
Fair value of net assets acquired	$361,346	$—	$361,346
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
Results of operations of the THL Hotel Portfolio as included in the Company's consolidated statement of operations and in other equity and debt segment for segment reporting were as follows:

(In thousands)	Year Ended December 31, 2017
Total revenues	$194,097
Net loss attributable to Colony NorthStar, Inc.	(7,292)
Management Internalization
Prior to April 2, 2015, the Company was externally managed and advised by a wholly-owned subsidiary of Colony Capital, LLC ("CCLLC"), a privately held global real estate investment firm. On April 2, 2015, the Operating Company acquired substantially all of the real estate investment management business and operations of CCLLC and the Company became an internally-managed REIT, with CCLLC's personnel becoming employees of the Company (the "Internalization").
The consideration for the Internalization consisted of (i) upfront payments in a combination of class A and class B common stock, OP units and cash; and (ii) contingent consideration to be paid in a combination of class A and class B common stock and OP Units, subject to multi-year performance targets. Estimated fair value of the contingent consideration is subject to remeasurement each reporting period, as discussed in Note 13.

The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed at April 2, 2015.

(In thousands)	Final Amounts At March 31, 2016
Consideration
Cash	$61,350
Class A and Class B common stock issued	52,160
OP Units issued	558,794
Estimated fair value of contingent consideration	69,500
$741,804
Identifiable assets acquired and liabilities assumed
Cash	$5,015
Other assets	69,696
Intangible asset:
Investment management contracts	44,100
Customer relationships	46,800
Trade name	15,500
Notes payable	(44,337)
Deferred tax liability	(35,191)
Other liabilities	(19,906)
81,677
Goodwill	660,127
$741,804
Payments to Former Manager
Prior to the Internalization, the Company incurred $15.1 million of management fee expense, including equity-based compensation paid to the former manager. Additionally, the Company reimbursed the former manager for compensation costs pursuant to a secondment agreement, direct and indirect cost reimbursements for investment-related costs and an allocation of administrative costs incurred by the manager, totaling $2.7 million.
Consolidation of Previous Equity Method Investments
Following the Internalization, as the Company became the investment manager of private funds sponsored by its former manager, the Company was deemed to hold a controlling financial interest in 52 investment entities that have participating interests from these funds. The Company previously accounted for its interests in these investment entities under the equity method. Accordingly, the Company consolidated the 52 investment entities that hold loans receivable and/or real estate effective April 2, 2015. Upon consolidation, the assets and liabilities of these consolidated investment entities were remeasured at fair value, and the increase in value of the Company's interests in these consolidated investment entities resulted in the recognition of a gain of $41.5 million, net of cumulative translation adjustments reclassified to earnings. This is presented as gain on remeasurement of consolidated investment entities on the consolidated statements of operations. The Company did not acquire any additional interests nor dispose any existing interests in these investment entities in conjunction with the Internalization. The consolidation of the investment entities resulted in an increase of approximately $3.1 billion of assets, $0.3 billion of liabilities and $1.7 billion of noncontrolling interests in investment entities to the Company's consolidated balance sheet.

4. Real Estate
The Company's real estate, including foreclosed properties, were as follows:

	December 31,
(In thousands)	2017	2016
Land	$2,011,794	$630,540
Buildings and improvements	12,403,794	2,693,507
Tenant improvements	134,709	87,643
Furniture, fixtures and equipment	383,855	7
Construction in progress	108,403	8,856
	15,042,555	3,420,553
Less: Accumulated depreciation	(578,297)	(176,922)
Real estate assets, net	$14,464,258	$3,243,631
Real Estate Sales
Results from sales of real estate were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Proceeds from sales of real estate	$1,607,806	$390,943	$323,430
Gain on sale of real estate	137,370	73,616	8,962
Real estate sold through the year ended December 31, 2017 and 2016 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition, as discussed in Note 17.
Real estate held for sale at December 31, 2017 is presented in Note 9.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Year Ended December 31, 2017
Asset Acquisitions(2)
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—California, U.S.(3)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)
Year Ended December 31, 2016
Business Combinations(4)
January	Industrial—Spain	23	$94,403	$33,265	$56,585	$5,318	$(765)
April	Industrial—Massachusetts, U.S.(5)	1	34,900	5,235	27,731	1,934	—
May	Office—France	1	18,203	14,150	3,815	388	(150)
Various	Industrial—Various in U.S.	18	201,635	36,974	151,689	16,063	(3,091)
Asset Acquisitions
Various	Industrial—Various in U.S.	12	113,200	20,749	84,724	8,398	(671)
			$462,341	$110,373	$324,544	$32,101	$(4,677)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Transaction costs are included in purchase price for asset acquisitions and excluded for business combinations.

(2)
Useful life of real estate acquired in 2017 (excluding real estate deconsolidated as of December 31, 2017) ranges from 26 to 34 years for buildings, 7 to 14 years for site improvements, 2 to 9 years for tenant improvements and 2 to 11 years for lease intangibles.

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
Depreciation and Impairment
Depreciation expense of $453.3 million, $108.3 million and $83.2 million was recognized on real estate during the years ended December 31, 2017, 2016 and 2015.
Refer to Note 13 for discussion of impairment on real estate.
Property Operating Income
The components of property operating income were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rental income	$672,292	$276,404	$193,293
Tenant reimbursements	138,433	65,657	51,530
Resident fee income (1)	286,818	—	—
Hotel operating income	1,016,294	29,021	55,048
	$2,113,837	$371,082	$299,871
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) permits us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2070. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of December 31, 2017 are as follows. Amounts include $77.5 million of future contractual minimum rents related to certain net lease properties that were contributed to Colony NorthStar Credit on January 31, 2018.

Year Ending December 31,	(In thousands)
2018	$514,763
2019	473,016
2020	431,663
2021	370,236
2022	322,460
2023 and thereafter	1,196,270
Total (1)	$3,308,408
__________

(1)	Excludes hotel operating income, as well as resident fee income from healthcare properties and rental income from multifamily properties, both of which are subject to short-term leases.
Commitments and Contractual Obligations
Purchase Commitments—At December 31, 2017, the Company funded a $0.5 million deposit and a remaining unfunded purchase commitment of $24.8 million for the acquisition of three buildings in Florida in the industrial segment.
Guarantee Agreements—In connection with the THL Hotel Portfolio, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2018 and 2037. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $100 million. The Company had similar provisions related to its core hotel portfolio in the hospitality segment but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to the franchisors.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates between 2019 and 2252. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $6.7 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, future minimum rental payments on noncancelable ground leases, excluding any contingent rent payments, on real estate held for investment were as follows. Amounts include $12.8 million of future minimum rental payments on noncancelable ground leases related to certain net lease properties that were contributed to Colony NorthStar Credit on January 31, 2018.

Year Ending December 31,	(In thousands)
2018	$6,495
2019	6,429
2020	6,465
2021	6,551
2022	6,970
2023 and thereafter	152,125
Total (1)	$185,035
__________

(1)	Includes automatically-renewed ground leases related to the Company's hotel properties.
Impact of Hurricanes
A small number of the Company's properties were affected by Hurricanes Harvey and Irma in the third quarter of 2017, as follows:
Healthcare—Certain medical office buildings and net lease properties in Texas and Florida suffered some physical damage, resulting in the closure of one hospital in Texas that reopened in February 2018. The Company's senior housing operating facilities, however, experienced only minor damage.
Industrial—The impact to properties in the Industrial segment was immaterial.
Hospitality—In the core hotel portfolio, there was only minor damage and business interruption to a small number of hotels and incremental revenue was generated from hurricane-related demand.
Other Equity and Debt—Twenty-five non-core hotels in the THL Hotel Portfolio in Texas, Florida and Georgia suffered varying degrees of damage, with certain hotels experiencing business interruption. One hotel in Florida was forced to close and is expected to re-open in the second quarter of 2018.
The Company has insurance policies that provide coverage for property damage and business interruption, subject to deductibles. Based upon claims filed and management's estimates as of December 31, 2017, the Company recognized a net loss of $1.2 million in aggregate for damage on its properties, after taking into consideration anticipated insurance recoveries for property damage. As of December 31, 2017, the Company is still assessing the estimated business interruption losses affecting certain hotels in its THL Hotel Portfolio. While the Company believes that, through its insurance policies, losses above and beyond its deductible will be recoverable, there can be no assurance that such insurance will be sufficient to compensate the Company for all lost revenue and expenses incurred.

5. Loans Receivable
The following table provides a summary of the Company’s loans held for investment:

	December 31, 2017				December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$1,081,030	$1,082,513	9.1%	2.8	$894,232	$881,755	9.0%	3.5
Securitized loans (1)	35,566	36,603	5.9%	16.8	105,586	107,609	6.4%	15.4
Mezzanine loans	459,433	456,463	12.2%	2.3	372,247	369,207	12.3%	2.8
Corporate loans	46,840	46,592	9.9%	10.0	—	—	—%	—
	1,622,869	1,622,171			1,372,065	1,358,571
Variable rate
Mortgage loans	414,428	423,199	6.0%	1.7	494,797	487,651	8.2%	0.8
Securitized loans (1)	461,489	462,203	6.4%	3.5	775,963	776,156	5.7%	2.7
Mezzanine loans	34,391	34,279	9.8%	1.3	348,035	347,469	11.2%	0.6
	910,308	919,681			1,618,795	1,611,276
	2,533,177	2,541,852			2,990,860	2,969,847
PCI Loans
Mortgage loans	1,865,423	682,125			748,930	521,905
Securitized loans	23,298	3,400			8,146	6,836
Mezzanine loans	7,425	3,671			—	—
	1,896,146	689,196			757,076	528,741
Allowance for loan losses		(52,709)				(67,980)
	4,429,323	3,178,339			3,747,936	3,430,608
Loans at fair value
Securitized loans (2)	72,511	45,423			—	—
Total loans receivable	$4,501,834	$3,223,762			$3,747,936	$3,430,608
__________

(1)	Represents loans transferred into securitization trusts that are consolidated by the Company (Note 14).

(2)
Represents loans held by a securitization trust that is consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The Company elected the fair value option and adopted the measurement alternative to value the loans receivable at the same fair value as the bonds payable issued by the consolidated securitization trust. (Note 13)

Nonaccrual and Past Due Loans
Non-PCI loans, excluding loans carried at fair value, that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses, excluding loans carried at fair value.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
December 31, 2017	$2,268,599	$145,986	$9,410	$117,857	$2,541,852
December 31, 2016	2,912,023	7,379	1,172	49,273	2,969,847
Troubled Debt Restructuring
The following table provides a summary of non-PCI loans, excluding loans carried at fair value, that were modified and classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. There were no loans modified as TDRs during the year ended December 31, 2017.

	Year ended December 31,
(Dollars in thousands)	2016	2015
Loans modified as TDRs during the period:
Number of loans	1	1
Carrying value of loans before allowance for loan losses	$37,611	$26,667
Loss incurred	$1,687	$278
At December 31, 2017 and 2016, carrying value of TDR loans before allowance for loan losses was $66.4 million and $66.2 million, respectively. These TDR loans were not in default post-modification. As of December 31, 2017, the Company has no additional commitments to lend to borrowers with TDR loans.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default. The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
December 31, 2017	$383,594	$138,136	$248,759	$386,895	$7,425
December 31, 2016	116,881	56,650	60,025	116,675	6,287
The average carrying value and interest income recognized on non-PCI impaired loans were as follows. There was no cash basis interest income recognized on non-PCI impaired loans in all periods presented.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Average carrying value before allowance for loan losses	$202,397	$90,447	$19,676
Total interest income recognized during the period impaired	10,192	3,929	766
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
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745
Changes in accretable yield of PCI loans were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning accretable yield	$52,572	$66,639	$98,523
Additions	23,594	22,493	—
Changes in accretable yield	25,720	31,171	12,199
Accretion recognized in earnings	(61,809)	(65,911)	(158,468)
Consolidation of PCI loans held by investment entities (Note 3)	—	—	121,130
Effect of changes in foreign exchange rates	2,358	(1,820)	(6,745)
Ending accretable yield	$42,435	$52,572	$66,639

At December 31, 2017 and 2016, the Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $196.5 million and $32.0 million, respectively, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
Allowance for Loan Losses
The allowance for loan losses and related carrying values of loans held for investment, excluding loans carried at fair value, were as follows:

	December 31, 2017		December 31, 2016
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$7,424	$135,902	$6,287	$56,650
PCI loans	45,285	169,789	61,693	243,155
	$52,709	$305,691	$67,980	$299,805
Changes in allowance for loan losses is presented below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Allowance for loan losses at January 1	$67,980	$37,571	$197
Provision for loan losses, net	19,741	34,864	39,859
Charge-off	(35,012)	(4,455)	(2,485)
Allowance for loan losses at December 31	$52,709	$67,980	$37,571
Included in the $12.2 million of provision for loan losses on PCI loans for the year ended December 31, 2017 was a recovery of $6.3 million of provision previously recorded. There were no recoveries in provision for loan losses on PCI loans, which totaled $29.0 million and $39.0 million, for the years ended December 31, 2016 and 2015, respectively.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2017, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $112.4 million, of which the Company's share was $92.2 million, net of amounts attributable to noncontrolling interests. The amount includes $19.2 million of lending commitments in connection with loans receivable that were contributed to Colony NorthStar Credit on January 31, 2018, of which the Company's share of commitments was $18.2 million, net of amounts attributable to noncontrolling interests.

6. Investments in Unconsolidated Ventures
The Company's investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows:

	December 31,
(In thousands)	2017	2016
Equity method investments
Investment ventures	$1,138,052	$933,262
Private funds and retail companies	25,101	19,997
	1,163,153	953,259
Cost method investments
Investment venture	89,261	99,736
Private fund and retail companies	38,924	—
	128,185	99,736
Investments under fair value option
Private funds	204,773	—
Investment ventures	159,128	—
	363,901	—
	$1,655,239	$1,052,995
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments, except for the Company's distribution support obligations to retail companies, as discussed below. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2017 and 2016, respectively.

The Company’s investments accounted for under the equity method are summarized below:

(Dollars in thousands)			Ownership Interest(1) at	Carrying Value at
			December 31, 2017	December 31,
Investments	Description			2017	2016
Starwood Waypoint Homes	Common equity in operating company of single family residential REIT		—%	$—	$316,113
Colony American Finance	Common equity in specialty finance company that lends to owners of single family homes for rent		—%	—	57,754
NorthStar Realty Europe Corp	Common equity in publicly traded REIT managed by the Company	(2)	10.2%	73,578	—
RXR Realty	Common equity in investment venture with a real estate owner, developer and investment manager	(2)	27.2%	105,082	—
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	440,704	188,255
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	331,268	271,649
Private funds	General partner and/or limited partner interests in private funds		Various	25,101	19,997
Other investment ventures	Interests in 15 investments, each with less than $62 million carrying value at December 31, 2017		Various	187,420	99,491
				$1,163,153	$953,259
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

(2)	The Company has significant influence over the investees through its voting rights and/or representation on the investees' board of directors or equivalent committee.

(3)	Some preferred equity investments may not have a stated ownership interest.

(4)
The Company owns varying levels of stated equity interests in certain ADC investments as well as profit participation interests in real estate ventures without a stated ownership interest in other ADC investments.

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
Colony American Finance—The Company sold its entire 17.4% ownership interest in July 2017, with immaterial income statement impact resulting from the sale.
NorthStar Realty Europe Corp.—At December 31, 2017, the Company owned 5.6 million shares of NRE common stock or a 10.2% ownership interest, with approximately 5.4 million of the shares acquired in the second and fourth quarters of 2017. Prior to May 2017, the Company accounted for its previously immaterial interest in NRE as an investment in marketable equity securities. Under the terms of NRE's management agreement that was amended and restated on November 9, 2017, the Company was provided an ownership waiver under NRE’s charter which allows the Company to own up to 45% of NRE’s common stock. To the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted.
The following tables present selected combined financial information of the Company's equity method investees:
Selected Combined Balance Sheet Information

	December 31,
(In thousands)	2017	2016
Total assets	$9,537,068	$9,319,122
Total liabilities	5,357,936	5,517,514
Owners' equity	3,662,777	3,473,358
Noncontrolling interests	516,368	328,269

Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total revenues	$1,519,728	$819,726	$518,085
Net income (loss)	174,222	(32,493)	(40,372)
Net income (loss) attributable to noncontrolling interests	(18,381)	(3,494)	(433)
Net income (loss) attributable to owners	192,603	(28,999)	(39,939)
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
Investment and Other Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At December 31, 2017, the Company’s share of these commitments was $107.9 million.
Private Funds—At December 31, 2017, the Company had unfunded commitments of $113.4 million to a Company-sponsored fund that is not consolidated and $14.5 million to a private real estate fund sponsored by an equity method investee of the Company.
Retail Companies—The Company has committed to purchase up to $10.0 million in shares of common stock of each of its retail companies, which consist of non-traded REITs and investment companies, during the period from when each offering was declared effective through a period of two years, in the event that distributions to their stockholders, on a quarterly basis, exceed certain measures of operating performance. In addition, the Company committed up to $10.0 million to provide as distribution support in future sponsored retail companies, up to a total of five new companies per year. At December 31, 2017, the Company's remaining unfunded commitments to certain of the retail companies totaled $14.0 million.

7. Securities
The following table summarizes the Company's investment in debt securities classified as available-for-sale and equity securities held by a consolidated fund that are accounted for at fair value through earnings.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2017
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (1):
CMBS	$144,476	$3,999	$(530)	$147,945
Other securities (2)	61,302	5,994	(313)	66,983
N-Star CDO bonds (3)	88,374	2,778	(219)	90,933
CMBS and other securities (4)	38,928	3,739	(186)	42,481
	333,080	16,510	(1,248)	348,342
Equity securities of consolidated fund				35,600
				$383,942
December 31, 2016
Available-for-sale debt securities:
CMBS	$24,103	$—	$(657)	$23,446
__________
(1) As of December 31, 2017, the carrying value of CDO bonds payable in consolidated N-Star CDOs is $215.5 million.
(2) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.

(3)	Excludes $140.1 million principal amount of N-Star CDO bonds held by the Company in its consolidated CDOs that are eliminated upon consolidation.

(4)
Includes $25.1 million of CMBS held by a sponsored investment company, which as of December 31, 2017, is consolidated by the Company through its seed capital. Other securities include a trust preferred security and certain investments in other third party CDO bonds.

N-Star CDOs—The Company acquired, upon the Merger, NRF's legacy CDOs. NRF had sponsored collateralized debt obligations ("CDOs"), collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs are consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs.
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
At December 31, 2017, contractual maturities of CRE securities ranged from six months to 43 years, with a weighted average expected maturity of 6.5 years.
Equity Securities of Consolidated Fund—These are publicly traded equity securities held by a consolidated open-end fund. At December 31, 2017, these equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.

Disposition of Securities
Realized gains (losses) from sale of securities are recorded in other gain (loss) for the year ended December 31, 2017, as follows. There were no sales of securities in the year ended December 31, 2016 and the Company did not hold any securities in the year ended December 31, 2015.

(In thousands)	Year Ended December 31, 2017
Available-for-sale debt securities:
Proceeds from sale	$30,279
Gross realized gain (including $0.4 million of unrealized gains transferred from AOCI)	951

Equity securities of consolidated fund:
Realized gain, net	155
Impairment of AFS Securities
The following table presents AFS securities in a gross unrealized loss position for less than 12 months:

	December 31, 2017		December 31, 2016
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$2,229	$(530)	$—	$—
Other securities	8,218	(313)	—	—
N-Star CDO bonds	13,392	(219)	—	—
CMBS and other securities	12,956	(186)	23,446	(657)
There were no AFS securities in a gross unrealized loss position for more than 12 months. Any unrealized losses on securities acquired through the Merger were reset on the Closing Date.
For the year ended December 31, 2017, the Company recorded $33.0 million of OTTI loss in other gain (loss) in the consolidated statements of operations due to an adverse change in expected cash flows on N-Star CDOs and CMBS held by consolidated N-Star CDOs. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them. At December 31, 2017, there were no AFS securities with unrealized loss in accumulated other comprehensive income that have not been other than temporarily impaired.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger were considered to be credit-impaired at time of acquisition, with the following outstanding balance at December 31, 2017:

(In thousands)	December 31, 2017
Outstanding principal	$411,174
Amortized cost	26,761
Carrying value	31,789
Information about these PCI debt securities upon acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$574,088
Less: Nonaccretable difference	(449,261)
Cash flows expected to be collected	124,827
Less: Accretable yield	(70,283)
Fair value of PCI debt securities acquired	$54,544

The table below presents changes in accretable yield related to these PCI debt securities:

(In thousands)	Year Ended December 31, 2017
Beginning accretable yield	$—
Assumed through the Merger	70,283
Accretion recognized in earnings	(12,461)
Reduction due to payoffs or disposals	(8,963)
Net reclassifications to nonaccretable difference	(4,249)
Ending accretable yield	$44,610
8. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the carrying value of goodwill and the goodwill balance by reporting segment.

	December 31,
(In thousands)	2017	2016	2015
Balance at January 1	$680,127	$678,267	$20,000
Business combinations (1)	1,440,229	1,860	658,267
Transfer to held for sale (2)	(20,000)	—	—
Disposition (3)	(249,795)	—	—
Impairment	(316,000)	—	—
Balance at December 31 (4)	$1,534,561	$680,127	$678,267

Balance by reporting segment:
Industrial	$20,000	$20,000	$20,000
Investment management	1,514,561	660,127	658,267
	$1,534,561	$680,127	$678,267
__________

(1)	Includes the effects of measurement period adjustments within a one year period following the consummation of a business combination.

(2)	Represents goodwill assigned to the broker-dealer reporting unit that was acquired as part of the Merger and classified as held for sale as of December 31, 2017.

(3)	Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger and sold on December 29, 2017.

(4)	Total goodwill amount is not deductible for income tax purposes.
Impairment Assessment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. On October 1, 2017, the Company early adopted the new guidance which simplifies goodwill impairment testing.
Industrial—In all years presented, the Company performed qualitative assessments and determined that goodwill in the industrial segment was not impaired.
Investment Management—In the Company's annual impairment test for 2017, the Company performed a quantitative assessment which indicated that the carrying value of the investment management reporting unit, including its assigned goodwill, exceeded its estimated fair value. As a result of this assessment, the Company recognized an impairment to the investment management goodwill of $316.0 million.
In determining the carrying value of the investment management reporting unit for goodwill impairment testing, the Company used the net book value of its investment management subsidiary at September 30, 2017, adjusted to (i) exclude the Townsend and broker-dealer businesses; (ii) account for measurement period adjustments in the fourth quarter of 2017; and (iii) account for impairments recorded on management contract intangible assets in the fourth quarter of 2017 as well as expected write-off of the management contract intangible assets for NorthStar Income I and NorthStar Income II as a result of the Combination in 2018.

The fair value of the investment management reporting unit was estimated using the income approach. Projections of discounted cash flows were based on various factors, including, but not limited to, assumptions around forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, incentive fee multiples, operating profit margins and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles. The Company applied terminal year residual multiples on fee related earnings ranging from 6.5x to 20x, incentive fee multiples ranging from 3x to 5x and discount rates ranging from 9% to 25%. The Company considered a range of fee related earnings multiples, incentive fee multiples and discount rates for a peer group of alternative asset managers as indicators to assess for reasonableness, noting that direct comparison generally cannot be drawn due to differences that exist between the Company's business and those of other asset managers. The Company also considered the hypothetical value of its investment management business in a spin-off that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's balance sheet assets based on market terms of management contracts of externally-managed REITs that otherwise engage in similar real estate operations. As a final step, the Company assessed the reasonableness of the valuation as a whole by comparing the aggregate fair value of its reporting units to its market capitalization, and considered in its assessment the impact of short-term market volatility and other market factors that may not directly affect the value of the Company's individual reporting units.
Due to the inherently judgmental nature of the various projections and assumptions used as well as the unpredictability of economic or market conditions, actual results may differ from estimates, and negative changes to these variables may result in further decline in the fair value of the investment management reporting unit, which would result in further impairment charge to goodwill in the future.
For the years ended December 31, 2016 and 2015, the Company performed qualitative assessments for its annual impairment tests and determined that the investment management goodwill was not impaired.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows:

	December 31, 2017			December 31, 2016
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$243,037	$(98,021)	$145,016	$149,301	$(52,489)	$96,812
Above-market lease values	166,571	(34,968)	131,603	27,731	(13,705)	14,026
Below-market ground lease obligations	29,625	(316)	29,309	34,241	(411)	33,830
Deferred leasing costs	121,765	(38,389)	83,376	88,470	(25,415)	63,055
Lease incentives	14,565	(298)	14,267	409	(87)	322
Trade name (2)	79,700	(3,131)	76,569	15,500	NA	15,500
Investment management contracts	342,127	(70,394)	271,733	39,646	(25,400)	14,246
Customer relationships	59,400	(10,421)	48,979	46,800	(5,850)	40,950
Other (3)	54,061	(2,041)	52,020	—	—	—
Total deferred leasing costs and intangible assets	$1,110,851	$(257,979)	$852,872	$402,098	$(123,357)	$278,741
Intangible Liabilities
Below-market lease values	$214,833	$(36,426)	$178,407	$30,507	$(10,690)	$19,817
Above-market ground lease obligations	13,417	(715)	12,702	172	(12)	160
Total intangible liabilities	$228,250	$(37,141)	$191,109	$30,679	$(10,702)	$19,977
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

(3)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized, franchise agreements associated with certain hotel properties which are amortized over 10 to 15 years and the NorthStar Securities broker-dealer license which is not amortized.

The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Above-market lease values	$(25,235)	$(8,658)	$(7,647)
Below-market lease values	40,079	7,089	4,427
Lease incentives	(218)	—	—
Net increase (decrease) to rental income	$14,626	$(1,569)	$(3,220)

Above-market ground lease obligations	$(835)	$482	$25
Below-market ground lease obligations	7,493	(6)	(5)
Net increase to ground rent expense	$6,658	$476	$20

In-place lease values	$74,560	$30,193	$25,865
Deferred leasing costs	19,046	13,777	12,130
Trade name	3,682	—	—
Investment management contracts	38,640	11,446	13,985
Customer relationships	12,514	3,343	2,507
Other	10,215	—	—
Amortization expense	$158,657	$58,759	$54,487
The following table presents future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

	Year Ending December 31,
(In thousands)	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Above-market lease values	$(19,065)	$(17,337)	$(16,421)	$(15,625)	$(12,885)	$(50,270)	$(131,603)
Below-market lease values	25,305	23,777	21,575	19,960	18,472	69,318	178,407
Lease incentives	1,059	1,059	1,063	1,125	1,125	8,836	14,267
Increase to rental income	$7,299	$7,499	$6,217	$5,460	$6,712	$27,884	$61,071

Above-market ground lease obligations	$(773)	$(773)	$(773)	$(773)	$(773)	$(8,837)	$(12,702)
Below-market ground lease obligations	697	707	707	709	707	25,782	29,309
Increase to rent expense	$(76)	$(66)	$(66)	$(64)	$(66)	$16,945	$16,607

In-place lease values	$28,455	$20,495	$15,987	$11,623	$9,121	$59,335	$145,016
Deferred leasing costs	16,799	14,009	11,464	8,928	7,042	25,134	83,376
Trade name	3,214	3,214	3,214	3,214	3,214	44,999	61,069
Investment management contracts	32,172	30,360	29,520	28,911	28,493	122,277	271,733
Customer relationships	4,607	4,607	4,607	4,607	4,607	25,944	48,979
Other	2,339	1,879	2,027	2,027	2,027	14,038	24,337
Amortization expense	$87,586	$74,564	$66,819	$59,310	$54,504	$291,727	$634,510

9. Assets and Related Liabilities Held For Sale
The Company's assets and related liabilities held for sale are summarized below:

	December 31,
(In thousands)	2017	2016
Assets
Real estate, net	$720,686	$223,954
Loans receivable, net	—	29,353
Goodwill (1)	20,000	—
Intangible assets, net	37,337	21,239
Other assets	3,607	18,378
Total assets held for sale	$781,630	$292,924

Liabilities
Secured debt, net (2)	$196,905	$—
Lease intangibles and other liabilities, net	76,393	14,296
Total liabilities related to assets held for sale	$273,298	$14,296
__________

(1)	Associated with the broker-dealer business that is held for sale.

(2)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.
Assets held for sale at December 31, 2017 did not constitute discontinued operations, other than those acquired through business combinations that qualified as held for sale upon acquisition, as discussed in Note 17.
10. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

	December 31,
(In thousands)	2017	2016
Capital expenditures reserves (1)	$249,612	$1,502
Real estate escrow reserves (2)	42,420	13,116
Borrower escrow deposits	41,545	61,744
Working capital and other reserves (3)	23,043	27,768
Tenant lock boxes (4)	16,486	—
Cash of consolidated N-Star CDOs (5)	13,656	—
Other	84,316	7,829
Total restricted cash	$471,078	$111,959
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)	Represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

	December 31,
(In thousands)	2017	2016
Interest receivable	$21,529	$42,296
Straight-line rents	45,598	22,352
Hotel-related reserves (1)	29,208	—
Investment deposits and pending deal costs	1,706	66,310
Deferred financing costs, net (2)	10,068	10,533
Contingent consideration escrow account (3)	15,730	10,836
Derivative assets (Note 12)	10,152	36,101
Prepaid taxes and deferred tax assets, net (4)	79,063	—
Receivables from resolution of investments (5)	15,215	—
Contributions receivable (6)	25,501	—
Accounts receivable (7)	87,744	19,986
Prepaid expenses	29,526	3,864
Other assets	20,296	2,852
Fixed assets, net	53,632	45,455
Total other assets	$444,968	$260,585
__________

(1)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)
Contingent consideration escrow account holds certificates of deposit and cash for dividends paid on OP units held in escrow for the contingent consideration that may be earned by certain executives in connection with the acquisition of the investment management business of Colony's former manager (Notes 3 and 13). Upon settlement of the contingent consideration in connection with the Internalization at the end of the earnout period on June 30, 2018, dividends that were paid on OP units earned will be paid to the executives.

(4)	Presented net of valuation allowance of $23.9 million and $0.7 million on deferred tax assets at December 31, 2017 and 2016, respectively (Note 22).

(5)	Represents primarily proceeds from loan payoffs held in escrow at December 31, 2017.

(6)	Represents contributions receivable from noncontrolling interests in investment entities as a result of a capital call made in December 2017 for which cash was received in January 2018.

(7)
Includes receivables for hotel operating income and resident fees as well as rent and other tenant receivables. Presented net of total allowance for bad debt of $5.6 million and $1.7 million at December 31, 2017 and 2016, respectively.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

	December 31,
(In thousands)	2017	2016
Tenant security deposits	$27,560	$12,105
Borrower escrow deposits	46,231	64,118
Deferred income	42,457	27,575
Interest payable	42,462	19,399
Derivative liabilities (Note 12)	204,848	5,448
Contingent consideration—THL Hotel Portfolio (Note 3)	7,419	—
Current and deferred income tax liability	166,276	41,462
Accrued compensation	77,483	39,697
Accrued real estate and other taxes	77,060	23,310
Other accrued expenses	107,508	43,975
Accounts payable and other liabilities	98,857	9,863
Total accrued and other liabilities	$898,161	$286,952

11. Debt
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility (1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable	Junior Subordinated Notes	Total Debt
December 31, 2017
Debt at amortized cost
Principal	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
Premium (discount), net	NA	3,131	(78,634)	(87,319)	(83,064)	(245,886)
Deferred financing costs	NA	(8,905)	(91,360)	(203)	—	(100,468)
	50,000	610,331	9,622,175	303,709	197,053	10,783,268
Debt at fair value (3)	—	—	—	44,542	—	44,542
	$50,000	$610,331	$9,622,175	$348,251	$197,053	$10,827,810
December 31, 2016
Debt at amortized cost
Principal	$422,600	$602,500	$2,235,022	$497,525	$—	$3,757,647
Premium (discount), net	NA	1,385	(3,560)	—	—	(2,175)
Deferred financing costs	NA	(11,059)	(25,765)	(3,030)	—	(39,854)
	$422,600	$592,826	$2,205,697	$494,495	$—	$3,715,618
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
At December 31, 2017 and 2016, debt with carrying value of $202.8 million and $108.8 million, respectively, was related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 9).

(3)
Represents a securitization trust that is consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The Company elected the fair value option to value the bonds payable issued by the consolidated securitization trust (Note 13).

The following table summarizes certain information about the different components of debt carried at amortized cost:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
December 31, 2017
Recourse
Corporate credit facility	$—	—%	—	$50,000	3.51%	3.0	$50,000	3.51%	3.0
Convertible and exchangeable senior notes	616,105	4.27%	4.0	—	—%	—	616,105	4.27%	4.0
Junior subordinated debt	—	—%	—	280,117	4.56%	18.4	280,117	4.56%	18.4
Secured debt (1)	39,219	5.02%	7.9	—	—%	—	39,219	5.02%	7.9
	655,324			330,117			985,441
Non-recourse
Securitization bonds payable	30,132	3.45%	29.9	361,099	3.02%	28.4	391,231	3.05%	28.5
Secured debt (2)
Healthcare	2,168,936	4.65%	2.9	1,119,320	5.75%	2.0	3,288,256	5.03%	2.6
Industrial	1,014,229	3.50%	11.4	—	—%	0.0	1,014,229	3.50%	11.4
Hospitality	9,038	11.00%	0.6	2,599,681	4.67%	1.1	2,608,719	4.69%	1.1
Other Real Estate Equity	374,789	4.07%	5.5	1,841,209	4.02%	2.3	2,215,998	4.03%	2.8
Real Estate Debt	—	—%	—	625,748	4.05%	2.6	625,748	4.05%	2.6
	3,597,124			6,547,057			10,144,181
Total debt	$4,252,448			$6,877,174			$11,129,622

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
December 31, 2016
Recourse
Corporate credit facility	$—	—%	—	$422,600	3.02%	3.2	$422,600	3.02%	3.2
Convertible senior notes	602,500	4.25%	4.8	—	—%	—	602,500	4.25%	4.8
Secured debt (1)	41,148	5.02%	8.9	45,458	3.36%	0.9	86,606	4.15%	4.7
	643,648			468,058			1,111,706
Non-recourse
Securitization bonds payable	94,408	2.54%	33.2	403,117	2.92%	15.2	497,525	2.85%	18.6
Secured debt (2)
Industrial	597,502	3.77%	16.7	413,012	3.02%	2.9	1,010,514	3.46%	11.0
Other Real Estate Equity	487,320	3.74%	8.1	421,177	3.47%	2.4	908,497	3.62%	5.5
Real Estate Debt	—	—%	—	229,405	3.27%	1.7	229,405	3.27%	1.7
	1,179,230			1,466,711			2,645,941
Total debt	$1,822,878			$1,934,769			$3,757,647
__________

(1)
The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft, while the variable rate recourse debt at December 31, 2016 represents outstanding amounts from warehouse facilities that were terminated upon full payoff in 2017.

(2)
At December 31, 2017, mortgage debt with aggregate outstanding principal of $384.5 million in the healthcare and other real estate equity segments, was either in payment default, including maturity default, or was not in compliance with certain covenants. The Company is negotiating with the various lenders to restructure the respective financing arrangements, as applicable. At December 31, 2016, outstanding principal of $83.0 million on seller-provided financing on a portfolio of properties in the other real estate equity segment was in payment default. The default was cured through a debt modification in 2017.

Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “JPM Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At December 31, 2017, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at December 31, 2017), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At December 31, 2017, the Company was in compliance with all of the financial covenants.
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
Upon closing of the Merger, the Company assumed NRF's 7.25% exchangeable notes and 5.375% exchangeable notes at their respective fair values.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal (in thousands)
								December 31,
								2017	2016
5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,155	June 15, 2023	13,605	—
								$616,105	$602,500
__________

(1)	Represents the initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
In August 2017 and November 2017, the Company exchanged a combined $2.8 million of the outstanding principal of the 5.375% exchangeable notes into 232,669 shares of the Company's class A common stock. The excess of fair value of the class A common stock issued over carrying value of the corresponding notes on the exchange date resulted in an immaterial charge to earnings.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt carried at amortized cost at December 31, 2017, generally based on current contractual maturity. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral. Future minimum principal payments at December 31, 2017 include $463.0 million related to debt financing on certain loans receivable and net lease properties that were contributed to Colony NorthStar Credit on January 31, 2018.

(In thousands)	Credit Facilities	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt	Securitization Bonds Payable (2)	Junior Subordinated Notes	Total
Year Ending December 31,
2018 (1)	$—	$—	$335,868	$—	$—	$335,868
2019	—	—	3,114,899	—	—	3,114,899
2020	—	—	427,990	—	—	427,990
2021	50,000	402,500	1,157,120	—	—	1,609,620
2022	—	—	3,002,972	—	—	3,002,972
2023 and thereafter	—	213,605	1,753,320	391,231	280,117	2,638,273
Total	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
__________

(1)	At December 31, 2017, $1,512.5 million in outstanding principal of secured and unsecured debt maturing in 2018 have met their respective qualifying conditions for extension of maturity.

(2)
For securitization bonds payable, principal may be repaid earlier if proceeds from underlying loans and securities are repaid by borrowers. Future estimated principal payments on securitization bonds payable at December 31, 2017, if based on reasonable expectations of cash flows from underlying loans and securities, would be as follows:

(In thousands)	Securitization Bonds Payable
Year Ending December 31,
2018	$188,180
2019	147,634
2020	53,800
2021	1,617
Total	$391,231

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
In connection with the Merger, the Company assumed $6.1 billion notional of interest rate contracts, including those held by consolidated N-Star CDOs, all of which are non-designated. This includes a $2.0 billion notional forward starting swap with a 3.39% strike and a maturity date in December 2029, with mandatory settlement at fair value by December 2019. The interest rate swap was intended to hedge the interest rate risk on future refinancing of certain mortgage debt assumed in the Merger. At December 31, 2017, the interest rate swap was out of the money and recorded as a derivative liability of $160.4 million, which was a $13.0 million unfavorable change in fair value from the Closing Date.
Fair value of derivative assets and derivative liabilities were as follows:

	December 31, 2017			December 31, 2016
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$8,009	$975	$8,984	$34,715	$1,103	$35,818
Interest rate contracts	—	1,168	1,168	—	283	283
Included in other assets	$8,009	$2,143	$10,152	$34,715	$1,386	$36,101
Derivative Liabilities
Foreign exchange contracts	$(39,101)	$(5,307)	$(44,408)	$(5,011)	$(437)	$(5,448)
Interest rate contracts	—	(160,440)	(160,440)	—	—	—
Included in accrued and other liabilities	$(39,101)	$(165,747)	$(204,848)	$(5,011)	$(437)	$(5,448)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $1.9 million of cash collateral on deposit in connection with the notional forward starting swap that was out of the money at December 31, 2017. There was no cash collateral on deposit at December 31, 2016.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at December 31, 2017, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)					Range of Expiration Dates
		Designated		Non-Designated		FX Rates ($ per unit of foreign currency)
EUR	FX Collar		€117,963		€—	Min $1.06 / Max $1.53	December 2018 to January 2021
GBP	FX Collar		£51,977		£2,223	Min $1.45 / Max $1.82	December 2018 to December 2019
EUR	FX Forward		€330,182		€4,726	Range from $1.10 to $1.27	January 2018 to January 2022
GBP	FX Forward		£100,517		£42,633	Range from $1.23 to $1.28	December 2018 to December 2020
NOK	FX Forward	NOK	802,417	NOK	120,583	$0.12	February 2018
PEN	Option	PEN		PEN	321,930	0.28	February 2018
CLP	Option	CLP		CLP	64,635,000	0.0014	February 2018
COP	Option	COP		COP	43,121,000	0.0003	February 2018

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €499.2 million, £250.6 million and NOK771.2 million, or a total of $1,139.0 million at December 31, 2017, and €394.4 million, £106.2 million, CHF54.5 million and NOK842.1 million, or a total of $697.4 million at December 31, 2016.
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
Following the liquidation of underlying investments of foreign subsidiaries, net realized loss of $3.9 million and net realized gain of $62,000 on net investment hedges were transferred out of accumulated other comprehensive income into earnings, recorded in other gain (loss) for the years ended December 31, 2017 and 2016, respectively.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss). For the years ended December 31, 2017 and 2016, dedesignated net investment hedges yielded unrealized losses of $3.9 million and unrealized gains of $1.6 million, respectively.
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At December 31, 2017, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate swaps	$2,917	1-Month LIBOR	4.17% - 5.12%	July 2018 to July 2023
Interest rate caps	$5,351,682	1-Month LIBOR	2.46% - 5.70%	June 2018 to November 2020
Interest rate caps	$220,466	3-Month LIBOR	3.50%	August 2018 to March 2019
Interest rate caps	€621,799	3-Month EURIBOR	0.75% - 1.50%	October 2018 to September 2022
Interest rate caps	£429,904	3-Month GBP LIBOR	2.0% - 2.5%	November 2018 to February 2020
Basis swap	$10,000	(1)	(1)	January 2019
Deliverable swap futures	$14,735	(2)	(2)	March 2018
__________

(1)
Basis swap is held by a consolidated N-Star CDO, paying 3-month LIBOR plus 1.95% and receiving 1-month LIBOR plus 1.88%, used to economically hedge the timing of payments between certain underlying securities and corresponding bonds issued by the consolidated N-Star CDO.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.

Amounts recorded in other gain (loss) were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$—	$(401)	$(98)
Non-designated interest rate contracts	(15,080)	(1,455)	(841)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
December 31, 2017
Derivative Assets
Foreign exchange contracts	$8,984	$(8,944)	$—	$40
Interest rate contracts	1,168	(4)	—	1,164
	$10,152	$(8,948)	$—	$1,204
Derivative Liabilities
Foreign exchange contracts	$(44,408)	$8,944	$—	$(35,464)
Interest rate contracts	(160,440)	4	1,900	(158,536)
	$(204,848)	$8,948	$1,900	$(194,000)

December 31, 2016
Derivative Assets
Foreign exchange contracts	$35,818	$(180)	$—	$35,638
Interest rate contracts	283	—	—	283
	$36,101	$(180)	$—	$35,921
Derivative Liabilities
Foreign exchange contracts	$(5,448)	$180	$—	$(5,268)
Interest rate contracts	—	—	—	—
	$(5,448)	$180	$—	$(5,268)
13. Fair Value
Recurring Fair Values
Assets and liabilities carried at recurring fair values include financial instruments for which the Company elected to account for under the fair value option.
Loans Receivable and Debt
The Company elected the fair value option for loans receivable and bonds payable issued by a securitization trust consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The financial assets of the securitization trust can be used only to settle its financial liabilities, and the financial liabilities of the securitization trust can be settled only with its financial assets. As such, the Company has adopted the measurement alternative to measure the fair value of the loans receivable held by the securitization trust using the fair value of the bonds payable issued by the securitization trust as the latter represents the more observable fair value. Accordingly, the net gain or loss reflected in earnings is limited to changes in fair value of the beneficial interest held by the Company in the consolidated securitization trust, and not as a result of a remeasurement of the loans receivable and bonds payable held by third parties in the consolidated securitization trust.
Fair value of the bonds payable issued by the securitization trust is determined based on broker quotes, which are generally derived from unobservable inputs, and therefore classified as Level 3 of the fair value hierarchy. Correspondingly, the fair value of the loans receivable held by the securitization trust is also classified as Level 3. Management determines the quotes are representative of fair value through a review of available data, including recent transactions as well as its knowledge of and experience in the market.
Investments in Unconsolidated Ventures
The Company elected the fair value option to account for certain investments in unconsolidated ventures, including investments in private funds acquired in connection with the Merger. Fair value of investments in unconsolidated ventures is classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in earnings from investments in unconsolidated ventures. Fair values are determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, transaction price for recently acquired investments, or pending sales price on an investment, as applicable. The Company considers cash flow and NAV information provided by general partners of private funds and the implied yields of those funds in valuing its investments in private funds. However, the Company has not elected the practical expedient to measure the fair value of its investments in private funds using the NAV of the underlying funds.
Securities
N-Star CDO bonds—Fair value of N-Star CDO bonds are determined internally based on recent trades, if any with such securitizations, the Company's knowledge of the underlying collateral and are determined using an internal price interpolated based on third party prices of the senior N-Star CDO bonds of the respective CDOs. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
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
Derivatives
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider, except for exchange traded futures contracts which are Level 1 fair values. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Due To Affiliates—Contingent Consideration for Internalization
In connection with the Internalization, contingent consideration is payable to certain senior executives of the Company, to be paid in a combination of up to approximately 1.29 million shares of class A common stock, 115,226 shares of class B common stock and approximately 4.40 million OP Units (after giving effect to the Colony exchange ratio of 1.4663). The contingent consideration is subject to multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target and capital-raising thresholds from the funds management business, adjusted for certain targets that have not been met and that have expired. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. The contingent consideration is remeasured at fair value each reporting period using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in other gain (loss) in the consolidated statement of operations. Fair value of the contingent consideration is measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital-raising component. The Company's class A common stock price and related equity volatilities are applied to convert the contingent consideration payout into shares.

Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million (Note 3). Fair value of the contingent consideration is measured using discounted cash flows based on the probability of the former preferred equity holder receiving such payment.
The table below presents a summary of assets and liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets
Loans receivable—securitized loans	$—	$—	$45,423	$45,423
Investments in unconsolidated ventures	—	—	363,901	363,901
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	147,945	147,945
Other securities	—	—	66,983	66,983
N-Star CDO bonds	—	—	90,933	90,933
CMBS and other securities	—	25,099	17,382	42,481
Equity securities of consolidated fund	35,600	—	—	35,600
Other assets—derivative assets	—	10,152	—	10,152
Liabilities
Debt—securitization bonds payable	—	—	44,542	44,542
Other liabilities—derivative liabilities	—	204,848	—	204,848
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,419	7,419
Due to affiliates—contingent consideration for Internalization	—	—	20,650	20,650

December 31, 2016
Assets
Securities—CMBS	$—	$23,446	$—	$23,446
Other assets—derivative assets	—	36,101	—	36,101
Liabilities
Other liabilities—derivative liabilities	—	5,448	—	5,448
Due to affiliates—contingent consideration for Internalization	—	—	41,250	41,250
Level 3 Fair Value Measurements
The Company relies on the third party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements for CRE debt securities, except for N-Star CDO bonds, as well as for loans receivable and bonds payable issued by a consolidated securitization trust held by a consolidated N-Star CDO. The Company believes that the pricing service or broker quotations for these instruments may be based on market transactions of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit, such as credit support and delinquency rates.

Quantitative information about other recurring level 3 fair value measurements are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
December 31, 2017
Investments in unconsolidated ventures—private funds	$204,774	Discounted cash flows	Discount rate	14.6% (11.0% - 20.0%)	Decrease
Investments in unconsolidated ventures—others	26,408	Discounted cash flows	Discount rate	14.2% (8.8% - 14.8%)	Decrease
Investments in unconsolidated ventures—others	132,719	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	90,933	Discounted cash flows	Discount rate	24.0% (10.8% - 87.4%)	Decrease
Due to affiliates—contingent consideration for Internalization	20,650	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (3)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,419	Discounted cash flows	Discount rate	20.0%	Decrease
December 31, 2016
Due to affiliates—contingent consideration for Internalization	$41,250	Monte Carlo simulation	Benchmark FFO volatility	16.1%	Increase
			Equity volatility	32.5%	Increase
			Correlation (3)	80.0%	Increase
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Represents transacted price for investments acquired in the fourth quarter of 2017.

(3)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income. Any transfers in or out of Level 3 are assumed to occur at the beginning of the year.

		Level 3 Assets			Level 3 Liabilities
(In thousands)		Loans Receivable	Investments in Unconsolidated Ventures	Securities	Debt	Due To Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2014		$—	$—	$—	$—	$—	$—
Acquired through Internalization		—	—	—	—	(69,500)	—
Unrealized gain in earnings		—	—	—	—	16,510	—
Fair value at December 31, 2015		$—	$—	$—	$—	$(52,990)	$—
Unrealized gain on ending balance—in earnings		$—	$—	$—	$—	$16,510	$—

Fair value at December 31, 2015		$—	$—	$—	$—	$(52,990)	$—
Unrealized gain in earnings		—	—	—	—	11,740	—
Fair value at December 31, 2016		$—	$—	$—	$—	$(41,250)	$—
Unrealized gain on ending balance—in earnings		$—	$—	$—	$—	$11,740	$—

Fair value at December 31, 2016		$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger		—	362,269	427,560	—	—	—
Consideration for business combination		—	—	—	—	—	(6,771)
Consolidation of securitization trust	Consolidation of securitization trust	58,296	—	—	(56,928)	—	—
Purchases / borrowings / amortization / contributions		—	162,192	40,035	10,564	—	—
Paydowns or distributions		(10,564)	(166,795)	(120,728)	—	—	—
Realized gains (losses) in earnings		—	—	(38,885)	—	—	—
Unrealized gains (losses):
In earnings		(2,309)	6,104	—	1,822	20,600	(648)
In other comprehensive income		—	—	15,261	—	—	—
Fair value at December 31, 2017		$45,423	$363,770	$323,243	$(44,542)	$(20,650)	$(7,419)
Unrealized gains (losses) on ending balance:
In earnings		$(2,309)	$6,104	$—	$1,822	$20,600	$(648)
In other comprehensive income		$—	$—	$15,261	$—	$—	$—
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis, generally when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	Nonrecurring fair value measured during year ended December 31,
(In thousands)	2017			2016
	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$13,252	$36,246	$49,498	$33,074	$33,960	$67,034
Real estate held for investment	—	224,935	224,935	—	226	226
Intangible assets—investment management contracts	—	51,100	51,100	—	2,181	2,181
Investments in unconsolidated ventures	—	11,871	11,871	—	—	—

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Year Ended December 31,
(In thousands)	2017	2016
Impairment loss
Real estate held for sale	$25,619	$11,334
Real estate held for investment	19,668	57
Intangible assets—investment management contracts	59,073	320
Earnings from investments in unconsolidated ventures	6,774	—
Real Estate Held For Sale—The write down to fair value less cost to sell was estimated based on contracted sales prices, or auction bid prices, classified as Level 2 of the fair value hierarchy, or based on broker price opinions or discounted cash flows, classified as Level 3 of the fair value hierarchy, with discount rates between 5.6% and 11%, and net of selling costs between 2% to 8% of the respective fair values.
Real Estate Held For Investment—In 2017, impairment loss of $14.1 million pertained to properties held for investment in the Company's European portfolio and resulted from a combination of a reduction in the estimated holding period of these properties, tenant vacancy as well as exposure to the retail and leisure markets in the United Kingdom. Fair value of impaired properties in the European portfolio were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price based on broker price opinions, and applying terminal capitalization rates ranging from 8% to 13%, with longer term cash flow projections discounted at 10%. Remaining impairment loss was incurred upon conversion of three RIDEA properties into net lease properties in the healthcare segment as well as due to property damage from hurricanes Harvey and Irma, net of insurance recoveries (as discussed in Note 4). Impairment on the latter was based on the extent of damage to each affected property, determined through insurance appraisers and estimated costs to repair.
In 2016, there was one property in Italy that was impaired based on an updated appraised value.
Investment In Unconsolidated Ventures—In 2017, impairment loss was recorded in earnings from investment in unconsolidated ventures on an ADC loan accounted for as an equity method investment. The residential land development project was impaired based on a projection of future cash flows that include the incurrence of additional engineering costs and an estimated residual land value in an as-is sale to a developer.
Investment Management Contract Intangibles—In the fourth quarter of 2017, impairment loss was recorded on investment management contracts of non-traded REITs acquired through the Merger, with $55.3 million related to NorthStar Healthcare following an amendment to its advisory agreement with the Company (as discussed in Note 19), and $3.7 million on NorthStar/RXR NY Metro based on revised capital raising projections. In the first quarter of 2016, impairment loss was recognized on an investment management contract for a Colony private fund that was in liquidation, resulting from a change in its fee basis. Fair value of management contract intangibles were estimated based on an analysis of discounted excess earnings attributable to future fee income from each management contract, utilizing a discount rate of 9% in 2017 and 8% in 2016.
Refer to Note 8 for a discussion of goodwill impairment in 2017.

Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets
Loans at amortized cost	$—	$—	$3,232,301	$3,232,301	$3,178,339
Liabilities
Debt at amortized cost
Corporate credit facility	—	50,000	—	50,000	50,000
Convertible and exchangeable senior notes	608,491	13,979	—	622,470	610,331
Secured and unsecured debt	—	—	9,703,680	9,703,680	9,622,175
Securitization bonds payable	—	132,815	169,908	302,723	303,709
Junior subordinated debt	—	—	216,316	216,316	197,053
December 31, 2016
Assets
Loans at amortized cost	$—	$—	$3,471,797	$3,471,797	$3,430,608
Liabilities
Debt at amortized cost
Corporate credit facility	—	422,600	—	422,600	422,600
Convertible senior notes	606,698	—	—	606,698	592,826
Secured and unsecured debt	—	—	2,163,094	2,163,094	2,205,697
Securitization bonds payable	—	492,481	—	492,481	494,495
Loans Receivable—Loans receivable carried at amortized cost consist of first mortgages, subordinated mortgages and corporate loans, including such loans held by securitization trusts consolidated by the Company. Fair values were determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment carried at amortized cost are presented net of allowance for loan losses, where applicable.
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
14. Variable Interest Entities
Consolidated VIEs
Operating Subsidiary
The Company's operating subsidiary, OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in OP, acts as the managing member of OP and exercises full responsibility, discretion and control over the day-to-day management of OP. The noncontrolling interests in OP do not have substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities of OP represent substantially all of the total consolidated assets and liabilities of the Company.
Securitizations
The Company securitizes loans receivable and CRE debt securities using VIEs. The Company may also acquire securities issued by securitization trusts that are VIEs. The securitization vehicles are structured as pass-through entities that receive principal and interest on the underlying mortgage loans and debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of any other consolidated entities, nor to the Company.
The Company retains beneficial interests in the securitization vehicles, usually in the form of equity tranches or subordinate securities. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans and the Company acts as collateral manager of two N-Star CDOs. Additionally, the Company's acquired investment in securitization trusts, in certain cases, may become the controlling class, which would then give the Company the right to appoint or remove the special servicer. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Company, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. The Company, as collateral manager of the two N-Star CDOs, has the power to invest in additional or replacement collateral during the investment period and subsequent to the investment period, has the power to identify an asset as distressed or credit risk and sell certain distressed collateral. As the Company’s rights as the directing holder and controlling class representative or as the collateral manager of the CDOs provide the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, the Company maintains effective control over the loans and debt securities transferred into the securitization vehicles. Considering the interests retained by the Company in the securitization vehicles together with its role as controlling class representative or directing holder or collateral manager of the two N-Star CDOs, the Company is deemed to be the primary beneficiary and consolidates these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans and debt securities pledged as collateral.
All of the underlying assets, liabilities, equity, revenues and expenses of these securitization vehicles are consolidated within the Company's consolidated financial statements. Consolidation of these securitization vehicles does not have an economic impact to the Company. The Company’s exposure to the obligations of these securitization vehicles is generally limited to its investment in these entities, which was $490.1 million and $407.0 million at December 31, 2017 and 2016, respectively. The Company is not obligated to provide any financial support to these securitization vehicles, although it may, in its sole discretion, provide support such as protective and other advances as it deems appropriate. For the years ended December 31, 2017 and 2016, the Company did not provide any such financial support to these securitization vehicles.
Company-Sponsored Private Fund
The Company sponsors certain private funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and performance-based fees. These funds are established as limited partnerships or equivalent structures. For certain sponsored private funds, limited partners of the funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights in certain sponsored private funds, which represent voting rights in a limited partnership, results in such funds being considered VIEs. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements.
The Company's equity interest in one of its sponsored open-end private funds is deemed to absorb more than insignificant variability during the early stages of the fund while additional third party capital is being raised. As of December 31, 2017, the Company is considered to be acting in the capacity of a principal of the fund, therefore the

Company is the primary beneficiary and currently consolidates the fund. The Company’s exposure is limited to the value of its outstanding investment in the fund of $10.2 million at December 31, 2017. The Company, as general partner, is not obligated to provide any financial support to the consolidated fund.
Unconsolidated VIEs
Securitizations
Prior to the Merger, NRF delegated the collateral management rights for certain sponsored CDOs and two third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represents a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to the ability to sell distressed collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities of the CDOs for which the Company does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CDOs, comprising CDO equity and CDO bonds, which aggregate to $102.2 million at December 31, 2017.
Trusts
The Company, through the Merger, acquired the Trusts, which are wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 11). The Company owns all of the common stock of the Trusts, however, the Company's interests in the Trusts do not represent variable interests. The Company determined that the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts, therefore, the Company does not consolidate the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at December 31, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet (Note 6). The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
Company-Sponsored Private Funds
The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and its sponsored funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to these sponsored funds. The Company may also have capital commitments satisfied directly through the co-investment joint ventures as an affiliate of the general partner. The Company's equity interests in these sponsored funds absorb insignificant variability. As the Company is considered to be acting in the capacity of an agent of these sponsored funds, the Company is not the primary beneficiary and does not consolidate these sponsored funds. The Company accounts for its equity interests in these sponsored funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in these sponsored funds, totaling $6.9 million and $1.7 million at December 31, 2017 and 2016, respectively, included within investments in unconsolidated ventures on the consolidated balance sheets.
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

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2014	13,530	160,756	—
Issuance of preferred stock	11,500	—	—
Issuance of class A common stock	—	2,093	—
Issuance of class B common stock	—	—	827
Conversion of class B to class A common stock	—	26	(26)
Equity-based compensation, net of forfeitures	—	902	—
Shares canceled for tax withholding on vested stock awards	—	—	—
Shares outstanding at December 31, 2015	25,030	163,777	801
Repurchase of preferred stock (1)	(964)	—	—
Contribution of preferred stock to an affiliate (1)	964	—	—
Shares issued upon redemption of OP units	—	1,370	—
Conversion of class B to class A common stock	—	31	(31)
Equity-based compensation, net of forfeitures	—	1,478	—
Shares canceled for tax withholding on vested stock awards	—	(216)	—
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (2)	39,466	392,120	—
Issuance of preferred stock	26,400	—	—
Redemption of preferred stock	(25,432)	—	—
Shares canceled (3)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,684	—
Conversion of class B to class A common stock	—	34	(34)
Repurchase of common stock	—	(23,371)	—
Exchange of notes for class A common stock	—	233	—
Equity-based compensation, net of forfeitures	—	8,096	—
Redemption of restricted stock units		775
Shares canceled for tax withholding on vested stock awards	—	(428)	—
Shares outstanding at December 31, 2017	65,464	542,599	736
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

The table below summarizes the preferred stock issued and outstanding at December 31, 2017:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007 (1)	6,114	$61	$152,855	Currently redeemable
Series D	8.5%	April 2013 (1)	8,000	80	200,000	April 10, 2018
Series E	8.75%	May 2014 (1)	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014 (1)	3,450	35	86,250	June 19, 2019
Series H	7.125%	April 2015 (1)	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			65,464	$655	$1,636,605
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.
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
Issuance and Redemption of Preferred Stock
The Company issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. Proceeds received for Series I and Series J preferred stock totaled $637.9 million, net of underwriting discounts and offering costs payable by the Company. The Company applied the proceeds from the offerings, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock for $644.9 million in aggregate, based on a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to the respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders, respectively. For the year ended December 31, 2017, a $4.5 million decrease to net income available to common stockholders was recorded as a result of the preferred stock redemptions.

Common Stock
Except with respect to voting rights, class A common stock and class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class A common stock has one vote per share and class B common stock has thirty-six and one-half votes per share. This gives the holders of class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units) attributable to class B common stock holders and therefore, does not provide any disproportionate voting rights. Each share of class B common stock shall convert automatically into one share of class A common stock if the Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s class B common stock into an equal number of shares of class A common stock.
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
Common Stock Repurchases
On February 23, 2017, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. During the year ended December 31, 2017, the Company repurchased 23,371,071 shares of its class A common stock, at an aggregate cost of approximately $300.0 million (excluding commissions), or a weighted-average price of $12.84 per share. This included 2,150,120 shares of class A common stock repurchased for $29.8 million concurrent with the termination of the Call Spread, as discussed below.
Dividend Reinvestment and Direct Stock Purchase Plan
Colony’s Dividend Reinvestment and Direct Stock Purchase Plan in effect prior to the Merger (the “Colony DRIP Plan”) provided Colony's existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of Colony’s class A common stock by reinvesting some or all of the cash dividends received on their shares of Colony’s class A common stock or making optional cash purchases within specified parameters. The Colony DRIP Plan involved the acquisition of Colony's class A common stock either in the open market, directly from Colony as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of Colony's class A common stock acquired under the Colony DRIP Plan in 2017 prior to the Merger and the Colony DRIP Plan was terminated upon closing of the Merger. Concurrent with the closing of the Merger, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan (the "Colony NorthStar DRIP Plan") with substantially the same terms and conditions as the Colony DRIP Plan. There were no shares of class A common stock acquired under the Colony NorthStar DRIP Plan for the period from January 10, 2017 through December 31, 2017 in the form of new issuances.
Call Spread
In September 2015, NSAM entered into a call spread transaction (the “Call Spread”) with a third party counterparty related to its share repurchase program. In connection with the Call Spread, certain subsidiaries of NSAM had purchased and sold a call option on NSAM’s common stock with a notional amount of $100.0 million with various expiration dates beginning in December 2018 and a final maturity date in February 2019. At maturity, NSAM can, at its election, exercise the purchased call option on a cash basis, share basis or a net share basis. In the event there is an early unwind of one or more components of the Call Spread, the amount of cash to be received by NSAM will depend upon the market price of its common stock and the remaining term of the Call Spread.

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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014	$451	$—	$(101)	$(52,643)	$23,802	$(28,491)
Other comprehensive income (loss) before reclassifications	(612)	—	(199)	(56,676)	39,631	(17,856)
Amounts reclassified from AOCI	161	—	55	67,194	(39,485)	27,925
AOCI at December 31, 2015	$—	$—	$(245)	$(42,125)	$23,948	$(18,422)
Other comprehensive income (loss) before reclassifications	131	(112)	7	(34,234)	21,123	(13,085)
Amounts reclassified from AOCI	(46)	—	197	(67)	(686)	(602)
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	5,450	(22,014)	41	124,846	(68,581)	39,742
Amounts reclassified from AOCI	81	36,544	—	(2,489)	5,547	39,683
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014	$—	$(52)	$(3,616)	$(1)	$(3,669)
Other comprehensive income (loss) before reclassifications attributable to:	—	(137)	(1,516)	—	(1,653)
Amounts reclassified from AOCI attributable to:	—	40	5,183	—	5,223
AOCI at December 31, 2015	$—	$(149)	$51	$(1)	$(99)
Other comprehensive income (loss) before reclassifications	(527)	—	(56,479)	12,669	(44,337)
Amounts reclassified from AOCI	—	149	(785)	(870)	(1,506)
AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	97,840	(10,659)	88,162
Amounts reclassified from AOCI	(454)	—	(1,679)	1,988	(145)
AOCI at December 31, 2017	$—	$—	$38,948	$3,127	$42,075

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Year ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2017	2016	2015
Realized gain (loss) on marketable securities	$(5,285)	$46	$(161)	Other gain (loss), net
Other-than-temporary impairment	(31,259)	—	—	Other gain (loss), net
Unrealized gain on ineffective cash flow hedge	—	(197)	(55)	Other gain (loss), net
Release of cumulative translation adjustments	2,489	67	(21,787)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	(1,829)	634	28	Other gain (loss), net
Realization of gain (loss) on net investment hedges	(3,718)	52	6,492	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	(81)	—	—	Earnings from investments in unconsolidated ventures
Release of cumulative translation adjustments	—	—	(45,407)	Gain on remeasurement of consolidated investment entities, net
Realization of net gain on net investment hedges	—	—	32,965	Gain on remeasurement of consolidated investment entities, net

16. Noncontrolling Interests
Redeemable Noncontrolling Interests
The noncontrolling interests in Townsend, an investment management subsidiary acquired through the Merger, consists of certain members of Townsend management who own interests in the form of class B units and incentive units in Townsend and have the ability to redeem a certain percentage of their interests through December 31, 2020 or upon the occurrence of certain triggering events. On December 29, 2017, the Company sold its interest in Townsend. In connection with the sale, $20.0 million of the consideration received was allocated to certain members of Townsend management. Upon sale, the noncontrolling interests in Townsend was fully redeemed.
In connection with an open-end fund sponsored and consolidated by the Company, limited partners of the fund have the right to withdraw a portion or all of their interests in the fund for cash.
The following table presents a summary of changes in redeemable noncontrolling interests:

(In thousands)
Balance at December 31, 2016	$—
Assumed through the Merger	78,843
Assumed through consolidation of sponsored fund	24,763
Contributions	8,550
Distributions	(3,158)
Net income	23,543
Redemption	(97,672)
Currency translation adjustment and other	(725)
Balance at December 31, 2017	$34,144
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture parties.
In January 2017, the Company sold an 18.7% noncontrolling interest in its healthcare real estate portfolio through a newly formed joint venture pursuant to a purchase and sale agreement executed in November 2016 based upon terms negotiated prior to the Merger. The net excess of the carrying value of the noncontrolling interest sold over the consideration received resulted in a $41.2 million decrease to additional paid-in capital, including $9.2 million of cost of new capital. At December 31, 2017, noncontrolling interests own approximately 28.7% of the Company's healthcare portfolio.

For the year ended December 31, 2017, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $21.8 million.
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
For the year ended December 31, 2017, the Company redeemed 2,076,214 OP Units, of which 1,684,170 of OP Units were redeemed through the issuance of an equal number of shares of class A common stock on a one-for-one basis, and 392,044 OP units were redeemed for cash of approximately $5.1 million to satisfy tax obligations of the OP unitholders.
For the year ended December 31, 2016, the Company redeemed 1,594,475 OP Units through the issuance of 1,369,911 shares of class A common stock (adjusted for the Merger exchange ratio) on a one-for-one basis and cash settlement of approximately $2.6 million to satisfy tax obligations of the OP unitholders.
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
Net income generated from operations of these held for sale asset groups for the year ended December 31, 2017 (or through their disposition dates, if earlier) is presented below. There were no discontinued operations in the years ended December 31, 2016 and 2015.

(In thousands)	Year Ended December 31, 2017
Revenues
Property operating income	$43,269
Other income	2,352
Expenses
Property operating expenses	(20,530)
Interest expense	(9,028)
Loss on sale of real estate assets	(2,108)
Other expenses	(400)
Net income from discontinued operations	13,555
Net income from discontinued operations attributable to:
Noncontrolling interests in investment entities	(427)
Noncontrolling interests in Operating Company	(31)
Net income from discontinued operations attributable to Colony NorthStar, Inc.	$13,097

18. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income (loss) allocated to common stockholders
Income (loss) from continuing operations	$(78,168)	$290,726	$256,036
Income from discontinued operations	13,555	—	—
Net income (loss)	(64,613)	290,726	256,036
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	(23,543)	—	—
Investment entities	(129,996)	(163,084)	(86,123)
Operating Company	20,261	(12,324)	(19,933)
Net income (loss) attributable to Colony NorthStar, Inc.	(197,891)	115,318	149,980
Preferred stock redemption	(4,530)	—	—
Preferred dividends	(130,672)	(48,159)	(42,569)
Net income (loss) attributable to common stockholders	(333,093)	67,159	107,411
Net income allocated to participating securities	(9,168)	(2,293)	(1,237)
Net income (loss) allocated to common stockholders—basic	(342,261)	64,866	106,174
Interest expense attributable to convertible notes (1)	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(342,261)	$64,866	$106,174
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	532,600	164,570	162,658
Weighted average effect of dilutive shares (3)	—	—	—
Weighted average number of common shares outstanding—diluted	532,600	164,570	162,658

Basic earnings per share
Income (loss) from continuing operations	$(0.66)	$0.39	$0.65
Income from discontinued operations	0.02	0.00	0.00
Net income (loss) attributable to common stockholders per basic common share	$(0.64)	$0.39	$0.65

Diluted earnings per share
Income (loss) from continuing operations	$(0.66)	$0.39	$0.65
Income from discontinued operations	0.02	0.00	0.00
Net income (loss) attributable to common stockholders per diluted common share	$(0.64)	$0.39	$0.65
__________

(1)
For the years ended December 31, 2017, 2016 and 2015, excluded from the calculation of diluted earnings per share is the effect of adding back $28.9 million, $27.3 million and $27.3 million of interest expense, respectively, and 38,564,400, 36,582,700 and 36,210,000 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of Colony NorthStar. Accordingly, the historical data related to quarterly earnings per share for the periods ended before December 31, 2017 have been adjusted by the exchange ratio of 1.4663.

(3)
For the year ended December 31, 2017, 534,100 weighted average unvested non-participating restricted shares were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive. OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At December 31, 2017, 2016 and 2015, there were 32,282,500, 30,296,100 and 31,890,600 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented. Excluded from the computation of diluted earnings per share are shares of the Company's class A common stock that are contingently issuable pursuant to the contingent consideration arrangement (Note 13) as the pre-defined performance thresholds would not have been met had the measurement period ended at December 31, 2017.

19. Fee Income
The Company's real estate investment management platform manages capital on behalf of institutional and retail investors in private funds, traded and non-traded REITs and investment companies, for which the Company earns fee income. For investment vehicles in which the Company co-sponsors with a third party or for which the Company engages a third party sub-advisor, such fee income is shared with the respective co-sponsor or sub-advisor. The Company also owns NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform which raises capital in the retail market. On December 29, 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger.
Fee income earned by the Company consists of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Base management fees ($165,436, $63,212 and $60,750 from affiliates, respectively)	$183,838	$63,212	$61,082
Asset management fees—from affiliates	19,306	4,519	3,835
Incentive fees ($172, $0 and $0 from affiliates, respectively)	1,043	—	—
Other fee income	16,602	—	896
Total fee income	$220,789	$67,731	$65,813
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, non-traded REITs, investment companies, NRE and Townsend private funds, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•
Non-Traded REITs—1% to 2% per annum of gross assets or equity. Effective January 1, 2018, the base management fee for NorthStar Healthcare will change from 1% of gross assets to 1.5% of its most recently published net asset value (as may be subsequently adjusted for any special distribution declared by its board of directors), with $2.5 million per quarter of such fee to be paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published net asset value per share (as may be subsequently adjusted for any special distribution);

•	Investment Companies—1.25% per annum of average net assets;

•
NRE—a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement. Effective January 1, 2018, base management fees will change from a fixed fee to a variable fee based on the European Public Real Estate Association Net Asset Value, as defined in the management agreement that was amended and restated on November 9, 2017; and

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

•
Non-Traded REITs (except NorthStar/RXR NY Metro)—1% to 2.25% of the amount funded or allocated by the non-traded REITs to originate or acquire an investment, and 1% to 2% of the contractual sales price for disposition of an investment. Effective January 1, 2018, the advisory agreement with NorthStar Healthcare, which was amended on December 20, 2017, no longer provides for an acquisition fee of 2.25% for real property and 1% for other investments.

Incentive Fees—The Company may earn contractual incentive fees from its sponsored traded REITs, Townsend segregated mandate accounts and other investment vehicles. Contractual incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements.
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
Townsend
In connection with NSAM's acquisition of Townsend's investment management business in January 2016, certain members of Townsend’s management team, who are employees of the Company, were granted restricted stock awards. These equity awards did not vest by their terms in connection with the Merger. Upon consummation of the Merger, the outstanding restricted stock awards were converted into Colony NorthStar restricted stock awards on a one-for-one basis. These awards have a service condition only and are subject to graded vesting through December 31, 2020. On December 29, 2017, the outstanding Townsend awards were fully vested upon the sale of the Company's interest in Townsend.
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
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI Venture, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of December 31, 2017, no incremental awards have been granted.
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
At December 31, 2017, an aggregate of 19,401,095 shares of the Company’s class A common stock were reserved for the issuance of awards under the CLNS Equity Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st.
Equity-based compensation expense is included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Compensation expense	$149,820	$13,638	$7,817
Management fee expense (1)	—	—	5,897
Earnings from investments in unconsolidated ventures	61	—	—
Investment, servicing and commission expense	4,070	—	—
	$153,951	$13,638	$13,714
__________

(1)	Represents equity-based compensation paid to the Company's former manager prior to the Internalization on April 2, 2015.
Changes in the Company’s unvested equity awards are summarized below:

	Restricted Stock	RSUs	LTIP Units	DSUs	Total	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2016 (1)	2,089,007	—	—	—	2,089,007	$14.44
Awards assumed in the Merger	592,504	774,900	—	—	1,367,404	14.68
Granted	8,231,848	—	3,506,387	111,622	11,849,857	14.37
Vested	(1,628,151)	(774,900)	—	(33,355)	(2,436,406)	14.82
Forfeited	(135,692)	—	—	—	(135,692)	14.71
Unvested shares at December 31, 2017	9,149,516	—	3,506,387	78,267	12,734,170	$14.53
__________

(1)	The number of unvested shares at December 31, 2016 and weighted average grant date fair value have been adjusted to give effect to the Colony exchange ratio of 1.4663 at the individual award level.
Fair value of equity awards that vested during the year, determined based on their respective fair values at vesting date, was $31.9 million, $9.9 million and $12.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. For awards granted during the years ended December 31, 2017, 2016 and 2015, the weighted average grant-date fair value per share was $14.37, $13.14 and $16.65, respectively.
At December 31, 2017, aggregate unrecognized compensation cost for all unvested equity awards was $44.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.
21. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

	December 31,
(In thousands)	2017	2016
Due from affiliates
Investment vehicles and unconsolidated ventures
Fee income	$19,366	$9,074
Cost reimbursements and recoverable expenses	30,749	606
N-Star CDOs	189	—
Employees and other affiliates	1,214	291
	$51,518	$9,971
Due to affiliates
Investment vehicles and unconsolidated ventures	$2,884	$—
Employees—contingent consideration for Internalization	20,650	41,250
	$23,534	$41,250
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

•	certain expenses incurred on behalf of the clients of Townsend such as legal, due diligence and investment advisory team travel expenses;

•	services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties;

•	administrative services provided to an equity method investee (only through July 2017); and

•	administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Retail Companies	$19,545	$—	$—
Townsend	2,306	—	—
Other	3,779	4,296	4,843
	$25,630	$4,296	$4,843
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

Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures on October 15, 2018, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At December 31, 2017, there were no outstanding advances under the revolving credit facility.
N-Star CDOs—The Company earns collateral management fees as the collateral manager or collateral manager delegate of the N-Star CDOs. Such fees are included in other income and are immaterial for the year ended December 31, 2017. The Company holds N-Star CDO bonds that it repurchased from the market as well as retained equity interests in the N-Star CDOs. Amounts related to the two consolidated N-Star CDOs, including interest, have been eliminated upon consolidation.
Healthcare Strategic Partnership—The Healthcare Strategic Partnership was formed to expand the Company’s healthcare business (see Note 20). In connection with this arrangement, the Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. For the year ended December 31, 2017, there were no incentive fees earned by the Healthcare Strategic Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI Ventures, jointly held with the principals of AHI and Mr. Flaherty (see Note 20). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. For the year ended December 31, 2017, the Company incurred property management fees and sub-advisory fees totaling $4.8 million. In January 2018, the Company provided a notice of termination of its management agreement to AHI.
Distribution Support—The Company committed up to $10.0 million to invest as distribution support in future sponsored retail companies, as discussed in Note 6.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the years ended December 31, 2017, 2016 and 2015 were immaterial and they relate primarily to the Company's share of deferred financing costs on borrowings of the fund.
Contingent Consideration for Internalization—Contingent consideration for Internalization is payable to certain senior executives of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, as discussed in Note 13.
Selling Commissions—Certain NorthStar Securities employees earn selling commissions related to the sale of equity in the retail companies. For the year ended December 31, 2017, commissions paid or payable to these employees were immaterial.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles managed by the Company, either directly or indirectly through co-investment vehicles. These investments are generally not subject to management fees and incentive fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At December 31, 2017, there was $4.8 million of such investments in a consolidated fund of the Company, reflected in redeemable noncontrolling interests on the consolidated balance sheet, and their share of net income, included in net income attributable to redeemable noncontrolling interests on the consolidated statement of operations, was immaterial for the year ended December 31, 2017.
Advances to Employees—The Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at December 31, 2017, 2016 and 2015.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $1.9 million, $0.9 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

22. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and non-U.S. jurisdictions, primarily in Europe. The Company's current primary sources of income subject to tax are income from loan resolutions in some of its loan portfolios, income from interests in asset management companies which manage some of its loan portfolios, hotel and healthcare operations from its real estate equity portfolio and fee income from its investment management business.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recognized a provisional amount of $24.9 million relating to the effects of the tax rate change on our existing deferred tax balances, which is included as a component of income tax benefit. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Income Tax Benefit (Expense)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(20,316)	$(2,720)	$(451)
State and local	(3,606)	(1,436)	(397)
Foreign	(16,138)	(8,244)	(1,469)
Total current tax expense	(40,060)	(12,400)	(2,317)
Deferred
Federal	110,711	6,214	10,428
State and local	18,235	(713)	1,219
Foreign	9,513	2,117	(34)
Total deferred tax benefit	138,459	7,618	11,613
Total income tax benefit (expense)	$98,399	$(4,782)	$9,296
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities, except for deferred tax liability in connection with a property holding entity that is held for sale, which is included in liabilities related to assets held for sale on the consolidated balance sheets.
Through the Merger, the Company assumed approximately $218.2 million of deferred tax liabilities, as well as deferred tax assets which were fully reserved with a valuation allowance of $31.9 million.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows. Valuation allowance was established in 2017 and 2016 against net operating losses where it is more likely than not that these carry forward losses will not be utilized. The valuation allowance from 2016 was subsequently reversed in 2017 based on the Company's reassessment of recoverability.

	December 31,
(In thousands)	2017	2016
Deferred tax assets
Net operating and capital loss carry forwards (1)	$30,019	$2,563
Equity-based compensation	28,071	5,630
Basis difference—investment in partnerships	11,769	4,535
Basis difference—real estate	—	3,404
Foreign tax credits (2)	1,682	1,184
Straight-line and prepaid rent expense	3,601	693
Deferred income	1,932	815
Deferred interest expense	1,924	—
Other	7,947	2,760
Gross deferred tax assets	86,945	21,584
Valuation allowance (3)	(23,852)	(692)
Deferred tax assets, net of valuation allowance	63,093	20,892
Deferred tax liabilities
Management contract intangibles	(106,602)	(25,186)
Gain from remeasurement of consolidated investment entities, net	(1,594)	(2,530)
Basis difference—real estate	(68,687)	(27,546)
Other	(1,643)	(1,394)
Gross deferred tax liabilities	(178,526)	(56,656)
Net deferred tax liability	$(115,433)	$(35,764)
__________

(1)
At December 31, 2017 and 2016, deferred tax asset was recognized on net operating losses of $95.3 million and $11.5 million, respectively. The net operating losses expire beginning 2030, other than those in the United Kingdom and Spain which can be carried forward indefinitely.

(2)	Foreign tax credits expire beginning 2025.

(3)	The ending balance of the valuation allowance at December 31, 2017 reflects a $12.3 million reduction resulting from the impact of the Tax Cuts and Jobs Acts.
Effective Income Tax
The Company's income tax benefit varied from the amount computed by applying the statutory income tax rate to income from continuing operations before income taxes. Income tax expense associated with income from discontinued operations was immaterial. A reconciliation of the statutory U.S. income tax to the Company's effective income tax is presented as follows:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Income (loss) from continuing and discontinued operations before income taxes	$(163,012)	$295,508	$246,740
Pre-tax income attributable to pass-through subsidiaries	(89,104)	(306,644)	(277,902)
Pre-tax loss attributable to taxable subsidiaries	(252,116)	(11,136)	(31,162)
Federal tax benefit at statutory tax rate (35%)	88,241	3,365	10,907
State and local income taxes, net of federal income tax benefit	9,380	88	709
Foreign income tax differential	6	(5,441)	(1,594)
Nondeductible expenses	(20,372)	(1,128)	—
Excess inclusion income tax expense	—	(1,311)	(203)
Valuation allowance, net	(3,555)	(692)	—
Impact of Tax Cuts and Jobs Act	24,908	—	—
Other	(209)	337	(523)
Income tax benefit (expense)	$98,399	$(4,782)	$9,296

Tax Examinations and Uncertainty in Income Taxes
The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2014.
As of December 31, 2017, there were no material unrecognized tax positions. For the years ended December 31, 2017, 2016 and 2015, the Company has not recognized any interest and penalties related to uncertain tax positions.

23. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancelable operating leases with expiration dates through 2028. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $13.7 million, $5.6 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future contractual minimum rental payments for office leases at December 31, 2017 are as follows:

Year Ending December 31,	(In thousands)
2018	7,443
2019	8,059
2020	7,724
2021	7,287
2022	7,298
2023 and thereafter	36,387
Total	$74,198
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
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of December 31, 2017, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
24. Segment Reporting
The Company conducts its business through the following five reportable segments:

•
Healthcare—The Company's healthcare segment is composed of a diverse portfolio of medical office buildings, senior housing, skilled nursing facilities and other healthcare properties, including hospitals. The Company earns rental income from medical office buildings as well as senior housing and skilled nursing facilities structured under net leases to healthcare operators, and resident fee income from senior housing operating facilities that operate through management agreements with independent third party operators.

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

Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2017
Total revenues	$613,169	$243,172	$815,831	$873,046	$244,654	$6,862	$2,796,734
Property operating expenses	274,528	67,196	537,884	233,901	—	—	1,113,509
Interest expense	185,256	38,566	134,729	161,993	—	54,278	574,822
Depreciation and amortization	183,897	109,265	133,269	128,942	56,616	5,790	617,779
Provision for loan losses	1,588	—	—	18,153	—	—	19,741
Impairment loss	14,375	44	—	30,867	375,074	—	420,360
Gain on sale of real estate	—	24,612	—	112,758	—	—	137,370
Earnings from investments in unconsolidated ventures	—	1,843	—	265,079	18,229	—	285,151
Income tax benefit (expense)	(5,639)	(2,252)	(2,779)	(3,950)	111,205	1,814	98,399
Income (loss) from continuing operations	(64,767)	39,340	(9,863)	567,752	(172,011)	(438,619)	(78,168)
Income from discontinued operations	—	—	—	995	—	12,560	13,555
Net income (loss)	(64,767)	39,340	(9,863)	568,747	(172,011)	(426,059)	(64,613)
Net income (loss) attributable to Colony NorthStar, Inc.	(51,428)	14,380	(9,199)	426,052	(183,881)	(393,815)	(197,891)
Year Ended December 31, 2016
Total revenues	$—	$196,357	$—	$569,780	$68,331	$4,389	$838,857
Property operating expenses	—	55,924	—	62,537	—	—	118,461
Interest expense	—	44,834	—	80,503	—	44,746	170,083
Depreciation and amortization	—	88,854	—	63,480	14,767	4,581	171,682
Provision for loan losses	—	—	—	35,005	—	—	35,005
Impairment loss	—	407	—	10,990	320	—	11,717
Gain on sale of real estate	—	2,888	—	70,728	—	—	73,616
Earnings from investments in unconsolidated ventures	—	27	—	97,188	2,160	—	99,375
Income tax benefit (expense)	—	(586)	—	(10,143)	6,608	(661)	(4,782)
Net income (loss)	—	(2,976)	—	431,903	21,202	(159,403)	290,726
Net income (loss) attributable to Colony NorthStar, Inc.	—	(884)	—	226,202	17,876	(127,876)	115,318
Year Ended December 31, 2015
Total revenues	$—	$162,540	$—	$561,307	$65,594	$4,930	$794,371
Property operating expenses	—	54,581	—	63,132	—	—	117,713
Interest expense	—	37,338	—	50,990	—	44,766	133,094
Depreciation and amortization	—	82,447	—	38,704	16,498	3,328	140,977
Provision for loan losses	—	—	—	39,859	—	—	39,859
Impairment loss	—	450	—	6,639	4,103	—	11,192
Gain on sale of real estate	—	108	—	8,846	—	8	8,962
Earnings (losses) from investments in unconsolidated ventures	—	—	—	49,210	(1,605)	—	47,605
Income tax benefit (expense)	—	484	—	(3,796)	12,658	(50)	9,296
Net income (loss)	—	(21,178)	—	376,110	21,023	(119,919)	256,036
Net income (loss) attributable to Colony NorthStar, Inc.	—	(9,560)	—	243,636	17,645	(101,741)	149,980

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2017
Total assets	$5,813,552	$2,812,975	$4,094,596	$9,274,268	$2,689,695	$100,564	$24,785,650
Equity method investments (1)	—	2,840	—	1,319,752	200,720	3,742	1,527,054
December 31, 2016
Total assets	$—	$2,268,699	$—	$6,640,377	$781,852	$70,064	$9,760,992
Equity method investments	—	1,027	—	939,045	13,187	—	953,259
__________

(1)	Includes equity method investments for which fair value option was elected.
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total income by geography:
United States	$2,741,862	$732,928	$660,864
Europe	310,783	194,923	166,948
Other	3,610	6,083	9,367
Total (1)	$3,056,255	$933,934	$837,179

	December 31,
(In thousands)	2017	2016
Long-lived assets by geography:
United States	$13,224,197	$2,255,663
Europe	1,749,282	1,242,272
Total (2)	$14,973,479	$3,497,935
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)	Long-lived assets comprise real estate, real estate related intangible assets and fixed assets, and exclude financial instruments and assets held for sale.
25. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$452,726	$118,365	$105,608
Cash paid for income taxes	53,017	7,190	2,078
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$188,202	$65,972	$65,688
Assets acquired in Merger (Note 3)	17,122,098	—	—
Liabilities assumed in Merger (Note 3)	11,249,183	—	—
Noncontrolling interests assumed in Merger (Note 3)	592,690	—	—
Common stock issued for acquisition of NSAM and NRF (Note 3)	5,710,134	—	—
Preferred stock issued for acquisition of NRF (Note 3)	1,010,320	—	—
Debt assumed by buyer in sale of manufactured housing portfolio (Note 17)	1,258,558	—	—
Net assets acquired in CPI restructuring (Note 3)	232,181	—	—
Net assets acquired in THL Hotel Portfolio (Note 3)	361,346	—	—

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net assets of investment entity deconsolidated (Note 4)	156,491	—	—
Net assets of sponsored fund consolidated, net of cash assumed (Note 14)	13,370	—	—
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	66,020	—	—
Redemption of OP Units for common stock	22,831	18,571	—
Foreclosures on collateral assets of originated or acquired loans receivable	54,615	128,124	—
Improvements in operating real estate in accrued and other liabilities	18,221	—	—
Proceeds from loan repayments and asset sales held in escrow and restricted cash	27,426	—	11,300
Exchange of notes for class A common shares	3,279	—	—
Assets of consolidated securitization trust	58,296	—	—
Liabilities of consolidated securitization trust	56,928	—	—
Distributions payable to noncontrolling interest included in other liabilities	10,786	—	—
Contributions receivable from noncontrolling interests	25,501	—	—
Net settlement of redemption and investment in equity method investee	—	117,241	—
Release of restricted cash in lieu of cash distribution upon buyout of noncontrolling interests	—	6,564	—
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	—	—	407
Deferred tax liability assumed in a real estate acquisition	—	—	27,978
Settlement of debt through issuance of OP Units	—	—	10,000
Issuance of common stock for Internalization (Note 3)	—	—	52,160
Issuance of OP Units for Internalization (Note 3)	—	—	558,794
Assets of investment entities consolidated, net of cash assumed (Note 3)	—	—	2,985,572
Liabilities of investment entities consolidated (Note 3)	—	—	348,294
Noncontrolling interests in investment entities consolidated (Note 3)	—	—	1,700,114
26. Subsequent Events
Commercial Real Estate Credit REIT
On January 18, 2018, the Combination was approved by the stockholders of NorthStar Income I and NorthStar Income II. The Combination closed on January 31, 2018 and Colony NorthStar Credit's class A common stock began trading on the NYSE on February 1, 2018 under the symbol "CLNC."
The Company, through certain of its subsidiaries, received approximately 44.4 million shares of Colony NorthStar Credit's class B-3 common stock and approximately 3.1 million common membership units in Colony NorthStar Credit's operating company (the “CLNC OP Units”) in exchange for its contribution of the CLNS Contributed Portfolio. Each share of the class B-3 common stock will convert into Colony NorthStar Credit's class A common stock on a one for one basis upon close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Colony NorthStar Credit’s Class A common stock on a one-for-one basis into shares of Colony NorthStar Credit's class A common stock, in the sole discretion of Colony NorthStar Credit. Subject to certain limited exceptions, the Company has agreed not to make any transfers of the CLNC OP Units to non-affiliates until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of Colony NorthStar Credit’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar Income I and NorthStar Income II into Colony NorthStar Credit, their respective stockholders received shares of Colony NorthStar Credit's class A common stock based on pre-determined exchange ratios. Upon closing of the Combination, the Company and its affiliates, NorthStar Income I stockholders and NorthStar Income II stockholders each owned approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit on a fully diluted basis.
In connection with the closing, a wholly-owned subsidiary of the Company entered into a management agreement with Colony NorthStar Credit. The management agreement provides for a base management fee of 1.5% per annum of Colony NorthStar Credit's stockholders' equity (as defined in the management agreement) and incentive fees subject to the achievement of minimum return hurdles in accordance with terms set out in the management agreement, each payable quarterly in arrears in cash. The management agreement has an initial term of three years and will be automatically renewed for a one-year term thereafter unless earlier terminated. Following the initial term, the management agreement may be terminated each year if there has been an affirmative vote of at least two-thirds of Colony NorthStar

Credit’s independent directors determining that (1) there has been unsatisfactory performance by the manager that is materially detrimental to Colony NorthStar Credit or (2) the compensation payable to the manager is not fair to Colony NorthStar Credit, subject to the manager’s right to prevent such termination due to unfair fees by accepting reduced compensation as agreed to by at least two-thirds of Colony NorthStar Credit’s independent directors. The Company's role as the manager of Colony NorthStar Credit will be under the supervision and direction of the Board of Directors of Colony NorthStar Credit, which includes representatives from the Company but consists of an overall majority of independent directors.
It is currently estimated that the pro forma effect of the contribution of the CLNS Contributed Portfolio to Colony NorthStar Credit will be a reduction of the Company’s total assets by approximately $1.9 billion, total liabilities by approximately $0.4 billion and noncontrolling interests in investment entities by approximately $0.3 billion as of December 31, 2017.
As a consequence of the Combination, the Company's management contracts with NorthStar I and NorthStar II ceased to exist and in January 2018, the carrying value of management contract intangible assets that were recognized for NorthStar I and NorthStar II at the time of the Merger, which aggregated to approximately $140.0 million, were written off.
Retail Distribution Business
On February 16, 2018, the Company entered into a definitive agreement with S2K Financial Holdings, LLC ("S2K") to combine NorthStar Securities with S2K to create a leading retail distribution business, which will be renamed Colony S2K Holdings, LLC ("Colony S2K") (the "Proposed Transaction"). Colony S2K will distribute both current and future investment products of Colony NorthStar and S2K. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles. Subject to customary closing conditions, including completion of required regulatory filings, the Proposed Transaction is expected to close in the second quarter of 2018.
Common Stock Repurchase
On February 26, 2018, the Company's board of directors authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to $300 million of its outstanding class A common stock in a one-year period.
Digital Real Estate Infrastructure Fund
On February 28, 2018, the Company, in partnership with Digital Bridge, held a closing for a new co-sponsored digital real estate infrastructure fund with total callable commitments of $1.4 billion, inclusive of approximately $117 million of capital commitments by certain subsidiaries of the Company.

COLONY NORTHSTAR, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Healthcare
Assisted Living Facilities
Alabama	1	$4,540	$337	$3,095	$96	$337	$3,191	$3,528	$95	$3,433	2017
Arizona	1	8,998	536	14,478	70	536	14,548	15,084	403	14,681	2017
California	5	37,773	12,157	76,411	389	12,159	76,798	88,957	2,045	86,912	2017
Colorado	2	104,963	7,734	138,635	668	7,734	139,303	147,037	3,679	143,358	2017
Georgia	1	7,436	516	14,220	47	516	14,267	14,783	408	14,375	2017
Illinois	22	165,026	11,434	289,526	1,087	11,530	290,517	302,047	7,481	294,566	2017
Indiana	9	—	7,165	26,950	—	7,165	26,950	34,115	901	33,214	2017
Kansas	1	6,306	915	12,105	27	921	12,126	13,047	354	12,693	2017
Massachusetts	5	10,035	1,336	13,520	39	1,336	13,559	14,895	379	14,516	2017
Minnesota	11	35,333	3,767	66,853	—	3,767	66,853	70,620	1,811	68,809	2017
North Carolina	8	100,916	11,656	151,558	22	11,656	151,580	163,236	4,006	159,230	2017
Nebraska	1	2,677	559	3,161	11	559	3,172	3,731	113	3,618	2017
Ohio	30	189,008	15,609	245,730	3,846	15,681	249,504	265,185	6,257	258,928	2017
Oregon	25	181,661	20,905	270,198	739	20,905	270,937	291,842	7,443	284,399	2017
South Carolina	1	16,183	1,105	18,133	38	1,105	18,171	19,276	493	18,783	2017
Tennessee	2	12,462	2,179	24,880	276	2,179	25,156	27,335	743	26,592	2017
Texas	7	119,813	18,493	138,653	6	18,493	138,659	157,152	3,546	153,606	2017
Washington	6	45,664	3,764	68,226	243	3,764	68,469	72,233	1,847	70,386	2017
United Kingdom	44	291,716	121,647	532,750	(1,923)	121,647	530,827	652,474	12,727	639,747	2017
Hospitals
California	5	105,381	17,079	135,979	—	17,079	135,979	153,058	3,490	149,568	2017
Georgia	1	13,750	2,047	16,650	—	2,047	16,650	18,697	428	18,269	2017
Louisiana	1	12,156	1,591	13,991	—	1,591	13,991	15,582	357	15,225	2017
Missouri	3	31,688	3,586	22,684	—	3,586	22,684	26,270	605	25,665	2017
Oklahoma	1	11,656	536	15,954	—	536	15,954	16,490	406	16,084	2017
Texas	2	35,700	3,191	48,904	—	3,191	48,904	52,095	1,357	50,738	2017
Utah	1	14,660	2,151	7,073	—	2,151	7,073	9,224	187	9,037	2017
Medical Office Buildings
Alabama	2	31,893	—	56,271	1	—	56,272	56,272	1,569	54,703	2017
Arkansas	1	501	—	1,343	—	—	1,343	1,343	100	1,243	2017
California	2	21,192	5,708	33,879	406	5,708	34,285	39,993	1,026	38,967	2017
Colorado	6	38,247	8,330	58,591	1,088	8,330	59,679	68,009	1,960	66,049	2017

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Florida	3	23,616	2,119	41,527	61	2,119	41,588	43,707	1,171	42,536	2017
Georgia	13	57,803	12,976	100,515	730	12,976	101,245	114,221	3,077	111,144	2017
Hawaii	1	8,286	519	14,055	—	519	14,055	14,574	390	14,184	2017
Idaho	1	22,765	—	30,473	—	—	30,473	30,473	887	29,586	2017
Illinois	6	64,105	9,809	98,224	546	9,809	98,770	108,579	2,939	105,640	2017
Indiana	28	183,985	18,106	300,919	1	18,106	300,920	319,026	9,675	309,351	2017
Louisiana	4	33,273	2,406	52,171	—	2,406	52,171	54,577	1,679	52,898	2017
Michigan	3	31,936	3,856	48,738	—	3,856	48,738	52,594	1,423	51,171	2017
Minnesota	2	6,920	1,144	9,363	—	1,144	9,363	10,507	299	10,208	2017
Mississippi	1	11,500	—	21,465	—	—	21,465	21,465	677	20,788	2017
New Mexico	3	14,952	—	16,587	49	—	16,636	16,636	879	15,757	2017
Ohio	5	26,635	5,036	99,979	274	5,036	100,253	105,289	2,866	102,423	2017
Oklahoma	2	11,228	—	18,382	—	—	18,382	18,382	557	17,825	2017
South Carolina	2	9,812	761	22,972	376	761	23,348	24,109	735	23,374	2017
Tennessee	2	11,496	449	20,376	—	449	20,376	20,825	590	20,235	2017
Texas	20	103,400	5,339	169,565	55	5,339	169,620	174,959	6,258	168,701	2017
Washington	1	21,197	998	47,054	24	998	47,078	48,076	1,308	46,768	2017
Skilled Nursing Facilities
Alabama	1	9,197	433	7,169	—	433	7,169	7,602	237	7,365	2017
Arizona	1	10,927	1,043	17,013	—	1,043	17,013	18,056	493	17,563	2017
California	2	20,775	1,936	37,612	—	1,936	37,612	39,548	2,295	37,253	2017
Florida	24	176,863	25,722	348,368	111	25,722	348,479	374,201	9,734	364,467	2017
Georgia	7	101,530	12,140	130,707	—	12,140	130,707	142,847	3,638	139,209	2017
Illinois	7	70,568	6,546	137,591	20	6,546	137,611	144,157	3,883	140,274	2017
Indiana	19	—	5,636	132,825	—	5,636	132,825	138,461	4,151	134,310	2017
Kentucky	1	9,097	361	21,528	34	361	21,562	21,923	557	21,366	2017
Louisiana	1	19,122	1,068	28,675	—	1,068	28,675	29,743	819	28,924	2017
Massachusetts	3	17,378	2,179	2,006	220	2,179	2,226	4,405	63	4,342	2017
Maryland	1	7,060	1,219	14,556	—	1,219	14,556	15,775	412	15,363	2017
Michigan	2	8,368	1,116	13,887	128	1,116	14,015	15,131	680	14,451	2017
North Carolina	1	5,810	286	10,957	—	286	10,957	11,243	316	10,927	2017
Oregon	6	26,546	4,330	38,024	—	4,330	38,024	42,354	1,120	41,234	2017
Pennsylvania	11	191,139	20,010	240,922	1	20,010	240,923	260,933	6,879	254,054	2017
Tennessee	4	41,534	4,236	62,156	—	4,236	62,156	66,392	1,763	64,629	2017
Virginia	8	50,963	7,650	88,135	—	7,650	88,135	95,785	2,550	93,235	2017
Washington	3	14,116	3,647	16,108	—	3,647	16,108	19,755	532	19,223	2017
	406	3,081,236	449,109	4,981,005	9,806	449,285	4,990,635	5,439,920	141,748	5,298,172

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Industrial
Atlanta	54	201,628	47,488	310,492	14,723	47,488	325,215	372,703	36,034	336,669	2014 - 2015
Austin	6	—	9,174	59,387	1,746	9,174	61,133	70,307	3,690	66,617	2014 - 2017
Chicago	26	—	30,586	117,616	6,937	30,586	124,553	155,139	14,898	140,241	2014
Dallas	63	192,007	71,648	342,762	16,317	71,648	359,079	430,727	33,268	397,459	2014 - 2017
Denver	9	38,689	14,910	63,489	4,066	14,910	67,555	82,465	5,510	76,955	2014 - 2017
Houston	11	21,446	27,634	133,200	5,125	27,634	138,325	165,959	12,375	153,584	2014 - 2017
Jacksonville	4	—	4,993	22,108	280	4,993	22,388	27,381	296	27,085	2017
Kansas City	14	49,000	13,423	74,379	3,940	13,423	78,319	91,742	6,718	85,024	2014 - 2017
Las Vegas	2	—	3,666	29,078	280	3,666	29,358	33,024	476	32,548	2017
Maryland-BWI	18	113,198	46,293	152,898	2,445	46,293	155,343	201,636	4,869	196,767	2015 - 2017
Minneapolis	17	102,755	26,311	137,780	10,200	26,311	147,980	174,291	15,496	158,795	2014 - 2016
New Jersey, South / Philadelphia	32	58,852	39,440	163,839	7,338	39,440	171,177	210,617	20,019	190,598	2014 - 2017
Orlando	16	131,500	27,610	175,055	8,432	27,610	183,487	211,097	10,204	200,893	2014 - 2017
Phoenix	22	59,000	31,118	175,210	5,300	31,118	180,510	211,628	10,123	201,505	2014 - 2018
Salt Lake City	18	46,155	19,882	86,354	3,776	19,882	90,130	110,012	7,291	102,721	2014 - 2017
St. Louis	8	—	8,813	42,942	3,772	8,813	46,714	55,527	5,498	50,029	2014
Tampa	4	—	4,278	31,104	2,301	4,278	33,405	37,683	4,082	33,601	2014
	324	1,014,230	427,267	2,117,693	96,978	427,267	2,214,671	2,641,938	190,847	2,451,091
Hospitality
Extended Stay
Arizona	1	13,511	1,897	15,843	186	1,897	16,029	17,926	562	17,364	2017
California	8	239,822	59,120	241,574	5,689	59,120	247,263	306,383	8,817	297,566	2017
Colorado	3	60,994	13,163	67,804	3,695	13,163	71,499	84,662	2,636	82,026	2017
Connecticut	2	16,780	3,454	30,231	305	3,454	30,536	33,990	1,109	32,881	2017
Florida	2	29,929	2,991	50,761	3,788	2,991	54,549	57,540	1,888	55,652	2017
Georgia	2	37,756	7,278	52,967	362	7,278	53,329	60,607	1,845	58,762	2017
Illinois	1	19,755	4,375	34,567	284	4,375	34,851	39,226	1,342	37,884	2017
Kentucky	2	19,145	2,956	29,407	1,061	2,956	30,468	33,424	985	32,439	2017
Louisiana	1	12,931	1,874	15,043	539	1,874	15,582	17,456	816	16,640	2017
Massachusetts	3	53,162	8,274	74,973	600	8,274	75,573	83,847	2,593	81,254	2017
Maryland	1	19,069	3,003	24,644	305	3,003	24,949	27,952	932	27,020	2017
Maine	1	8,850	1,572	15,610	1,555	1,572	17,165	18,737	662	18,075	2017
Michigan	2	27,611	4,521	39,797	605	4,521	40,402	44,923	1,373	43,550	2017
North Carolina	1	22,380	1,693	23,893	341	1,693	24,234	25,927	1,120	24,807	2017
New Hampshire	3	43,092	7,167	59,440	764	7,167	60,204	67,371	2,171	65,200	2017
New Jersey	7	112,673	20,639	145,058	4,000	20,639	149,058	169,697	6,277	163,420	2017
New Mexico	1	18,899	2,125	22,446	697	2,125	23,143	25,268	1,101	24,167	2017

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

New York	3	36,466	4,108	48,124	627	4,108	48,751	52,859	1,717	51,142	2017
Ohio	1	8,952	575	11,747	228	575	11,975	12,550	526	12,024	2017
Pennsylvania	2	20,136	4,526	36,759	305	4,526	37,064	41,590	1,289	40,301	2017
Tennessee	1	21,137	4,118	28,471	307	4,118	28,778	32,896	1,026	31,870	2017
Texas	11	150,347	19,932	165,947	3,970	19,932	169,917	189,849	7,111	182,738	2017
Virginia	3	23,707	5,981	38,545	1,512	5,981	40,057	46,038	1,587	44,451	2017
Washington	4	101,902	22,388	116,391	2,248	22,388	118,639	141,027	3,840	137,187	2017
Full Service
Florida	2	78,163	12,328	133,394	7,520	12,328	140,914	153,242	5,187	148,055	2017
Maryland	1	8,085	3,086	12,964	127	3,086	13,091	16,177	449	15,728	2017
New Jersey	1	36,535	16,282	35,308	924	16,282	36,232	52,514	1,494	51,020	2017
Select Service
Alabama	1	16,165	1,134	19,213	200	1,134	19,413	20,547	676	19,871	2017
Arizona	2	27,417	7,831	34,616	370	7,831	34,986	42,817	1,469	41,348	2017
California	10	166,037	45,970	232,362	2,400	45,970	234,762	280,732	8,865	271,867	2017
Colorado	1	15,169	2,018	20,047	367	2,018	20,414	22,432	762	21,670	2017
Connecticut	3	36,878	6,735	67,148	1,131	6,735	68,279	75,014	2,412	72,602	2017
Florida	8	131,859	16,852	219,288	6,226	16,852	225,514	242,366	7,684	234,682	2017
Georgia	5	50,480	11,505	77,275	1,883	11,505	79,158	90,663	3,265	87,398	2017
Illinois	1	9,319	2,738	22,368	226	2,738	22,594	25,332	809	24,523	2017
Kentucky	1	31,272	6,660	31,618	774	6,660	32,392	39,052	1,164	37,888	2017
Louisiana	2	32,220	2,409	23,780	313	2,409	24,093	26,502	1,145	25,357	2017
Massachusetts	1	26,525	3,272	31,343	507	3,272	31,850	35,122	1,077	34,045	2017
Maryland	5	48,565	10,405	78,892	1,097	10,405	79,989	90,394	2,659	87,735	2017
Michigan	4	59,759	10,430	97,029	2,935	10,430	99,964	110,394	3,583	106,811	2017
North Carolina	6	85,156	13,689	123,653	1,966	13,689	125,619	139,308	4,494	134,814	2017
New Hampshire	3	35,996	6,092	50,557	575	6,092	51,132	57,224	1,753	55,471	2017
New Jersey	4	81,536	18,073	110,251	1,068	18,073	111,319	129,392	4,075	125,317	2017
New York	5	95,850	30,292	107,812	2,675	30,292	110,487	140,779	4,401	136,378	2017
Ohio	3	34,464	7,655	56,496	876	7,655	57,372	65,027	2,151	62,876	2017
Oklahoma	1	7,631	447	5,387	52	447	5,439	5,886	297	5,589	2017
Pennsylvania	3	40,717	7,469	47,626	2,143	7,469	49,769	57,238	1,775	55,463	2017
Tennessee	2	29,242	5,699	42,462	593	5,699	43,055	48,754	1,675	47,079	2017
Texas	17	179,478	27,974	177,156	3,017	27,974	180,173	208,147	8,596	199,551	2017
Virginia	8	99,748	23,071	140,115	4,440	23,071	144,555	167,626	5,233	162,393	2017
Washington	1	25,447	2,125	36,312	273	2,125	36,585	38,710	804	37,906	2017
	167	2,608,719	509,971	3,424,514	78,651	509,971	3,503,165	4,013,136	131,279	3,881,857

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Other Equity and Debt
Hotel—Arizona	7	50,000	12,446	47,503	229	12,446	47,732	60,178	1,319	58,859	2017
Hotel—California	22	303,120	60,568	265,127	1,277	60,568	266,404	326,972	7,490	319,482	2017
Hotel—Florida	3	26,320	8,514	25,666	124	8,514	25,790	34,304	722	33,582	2017
Hotel—Georgia	1	10,960	2,055	6,614	32	2,055	6,646	8,701	217	8,484	2017
Hotel—Iowa	5	23,920	2,053	34,698	167	2,053	34,865	36,918	910	36,008	2017
Hotel—Illinois	10	54,320	11,010	50,522	244	11,010	50,766	61,776	1,769	60,007	2017
Hotel—Indiana	1	9,360	1,339	9,779	47	1,339	9,826	11,165	239	10,926	2017
Hotel—Kansas	1	4,960	541	7,323	35	541	7,358	7,899	194	7,705	2017
Hotel—Kentucky	2	9,200	2,214	10,133	49	2,214	10,182	12,396	283	12,113	2017
Hotel—Massachusetts	1	9,360	1,209	9,910	47	1,209	9,957	11,166	242	10,924	2017
Hotel—Michigan	5	36,160	5,565	42,031	202	5,565	42,233	47,798	1,125	46,673	2017
Hotel—Minnesota	2	7,920	3,988	8,206	39	3,988	8,245	12,233	326	11,907	2017
Hotel—Missouri	4	24,400	2,699	23,497	113	2,699	23,610	26,309	867	25,442	2017
Hotel—Montana	2	7,520	1,476	3,402	16	1,476	3,418	4,894	170	4,724	2017
Hotel—North Dakota	2	1,840	913	4,011	19	913	4,030	4,943	178	4,765	2017
Hotel—New Jersey	2	16,080	3,120	13,316	64	3,120	13,380	16,500	498	16,002	2017
Hotel—New Mexico	3	5,520	1,264	7,183	35	1,264	7,218	8,482	301	8,181	2017
Hotel—Nevada	4	86,320	19,553	59,912	289	19,553	60,201	79,754	1,504	78,250	2017
Hotel—New York	9	32,960	4,298	47,919	231	4,298	48,150	52,448	1,699	50,749	2017
Hotel—Ohio	10	34,880	5,838	43,358	209	5,838	43,567	49,405	1,533	47,872	2017
Hotel—Oklahoma	5	13,040	1,701	22,242	107	1,701	22,349	24,050	729	23,321	2017
Hotel—Oregon	1	16,560	2,599	9,627	47	2,599	9,674	12,273	231	12,042	2017
Hotel—Pennsylvania	9	62,640	10,875	72,772	350	10,875	73,122	83,997	1,990	82,007	2017
Hotel—Rhode Island	1	6,880	955	6,428	31	955	6,459	7,414	223	7,191	2017
Hotel—Tennessee	1	9,760	1,680	7,359	35	1,680	7,394	9,074	204	8,870	2017
Hotel—Texas	16	119,760	21,553	100,458	484	21,553	100,942	122,495	2,862	119,633	2017
Hotel—Virginia	3	39,200	8,665	36,804	178	8,665	36,982	45,647	886	44,761	2017
Hotel—Wisconsin	3	17,040	1,554	17,083	82	1,554	17,165	18,719	502	18,217	2017
Hotel & Mixed—US	1	—	667	7,678	4	667	7,682	8,349	276	8,073	2017
Hotel & Mixed—Spain	2	16,412	49,026	102,654	359	49,026	103,013	152,039	2,824	149,215	2017
Industrial—France	6	26,286	8,682	17,389	—	8,682	17,389	26,071	469	25,602	2017
Industrial—UK	1	8,986	—	11,890	1,135	—	13,025	13,025	1,192	11,833	2015
Industrial—Spain	37	85,406	54,730	103,773	—	54,730	103,773	158,503	9,502	149,001	2015 - 2017
Leisure—UK	6	29,508	14,144	32,469	(4,268)	12,482	29,863	42,345	3,161	39,184	2015
Multifamily—US	2	—	2,833	24,462	—	2,833	24,462	27,295	—	27,295	2017
Office—France	38	196,105	77,110	183,867	2,750	77,110	186,617	263,727	5,321	258,406	2016 - 2017
Office—Italy	7	4,666	6,456	5,001	(772)	6,183	4,502	10,685	438	10,247	2015

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (2)(5)	Gross Cost Basis at December 31, 2017 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Office—UK	11	72,808	21,732	89,159	2,110	21,732	91,269	113,001	10,231	102,770	2015
Office—US	21	222,760	61,952	462,271	24,033	61,952	486,304	548,256	35,954	512,302	2013 - 2017
Office/Retail—Italy	4	6,125	7,346	7,692	(218)	7,346	7,474	14,820	589	14,231	2015
Residential—Italy	1	328	551	253	(609)	122	73	195	6	189	2015
Residential/Retail—Italy	4	2,007	2,464	2,463	(98)	2,464	2,365	4,829	262	4,567	2015
Retail—France	1	5,650	729	6,236	—	729	6,236	6,965	167	6,798	2017
Retail—Italy	33	19,565	36,963	11,070	(1,735)	36,091	10,207	46,298	1,077	45,221	2015
Retail—UK	6	82,393	8,640	115,655	(3,959)	8,341	111,995	120,336	9,609	110,727	2015
Retail—US	9	—	2,543	65,962	1,825	2,543	67,787	70,330	1,831	68,499	2017
Retail—Spain	33	14,094	58,079	29,449	54	58,079	29,503	87,582	685	86,897	2017
Mixed/Retail—Italy	6	13,901	13,914	20,214	872	13,914	21,086	35,000	1,616	33,384	2015
	364	1,847,000	628,806	2,292,490	26,265	625,271	2,322,290	2,947,561	114,423	2,833,138
Real estate held for investment	1,261	$8,551,185	$2,015,153	$12,815,702	$211,700	$2,011,794	$13,030,761	$15,042,555	$578,297	14,464,258
Real estate held for sale
Office—Norway										293,215	2015
Other										427,471	Various
Total real estate assets										$15,184,944
__________

(1)
The purchase price allocations for certain 2017 acquisitions are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	The aggregate gross cost of total real estate assets for federal income tax purposes is $14.4 billion as of December 31, 2017.

(3)	Depreciation is calculated using a useful life of 3 to 44 years for buildings and improvements.

(4)	Properties consolidated upon the Internalization reflect an acquisition date of April 2, 2015, the effective date of consolidation.

(5)	Net of impairment.

The following tables summarize the activity in real estate assets and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Real Estate, at Gross Cost Basis
Balance at January 1	$3,656,094	$3,518,682	$1,650,418
Assumed through the Merger	11,730,087	—	—
Assumed through foreclosures or restructuring of mortgage loans	1,867,655	128,124	155,035
Acquisitions	1,027,889	434,266	1,223,452
Improvements and capitalized costs (1)	237,125	16,072	55,993
Consolidation of real estate held by investment entities (Note 3)	—	—	812,672
Deconsolidation of real estate held by investment entity (Note 4)	(407,653)	—	—
Dispositions (2)	(2,484,616)	(313,982)	(321,173)
Impairment	(59,652)	(11,391)	(7,089)
Measurement period adjustments for real estate acquired in business combination	—	(16,688)	—
Effect of changes in foreign exchange rates	224,215	(98,989)	(50,626)
Balance at December 31	15,791,144	3,656,094	3,518,682
Classified as held for sale, net (3)	(748,589)	(235,541)	(300,244)
Balance at December 31, held for investment	$15,042,555	$3,420,553	$3,218,438

	Year Ended December 31,
(In thousands)	2017	2016	2015
Accumulated Depreciation
Balance at January 1	$188,509	$88,577	$6,421
Depreciation	453,331	108,298	83,156
Deconsolidation of real estate held by investment entity (Note 4)	(3,212)	—	—
Dispositions (2)	(34,854)	(6,025)	(389)
Effect of changes in foreign exchange rates	2,426	(2,341)	(611)
Balance at December 31	606,200	188,509	88,577
Classified as held for sale, net (3)	(27,903)	(11,587)	(2,357)
Balance at December 31, held for investment	$578,297	$176,922	$86,220
__________

(1)	Includes transaction costs capitalized for asset acquisitions.

(2)	Includes amounts classified as held for sale during the year and disposed before the end of the year.

(3)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY NORTHSTAR, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2017

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Loans at amortized cost
First mortgage:
Residential—CA, USA	1	I/O	11.1%	May 2018	$—	$29,090	$29,032	$—
Residential—France	1	I/O	15.0%	October 2020	—	28,511	27,833	—
Multifamily—Various, USA	155	Both	2.9% - 9.9%	October 2017 to April 2038	—	294,519	289,026	14,749
Multifamily—Ireland	1	I/O	2.1%	January 2018	—	78,754	86,938	—
Office—Various, USA	11	I/O	6.2% - 10.5%	October 2017 to August 2018	—	190,211	190,699	—
Office—France	1	I/O	4.0%	December 2017	—	10,159	10,395	—
Office—Ireland	1	I/O	2.0%	December 2017	—	47,121	47,007	—
Retail—Various, USA	11	Both	6.0% - 12.9%	May 2017 to May 2021	—	255,763	255,911	26,500
Retail—France	1	I/O	3.5%	June 2018	—	3,076	2,980	—
Hospitality—NY, USA	1	P&I	2.8%	May 2023	—	50,314	288,225	—
Hospitality—TX, USA	1	I/O	7.5%	October 2019	—	295,000	50,314	—
Hospitality—France	1	I/O	10.0%	December 2021	—	66,786	65,982	—
Hospitality—Spain	1	I/O	11.0%	July 2019	—	42,678	43,113	—
Healthcare—VA, USA	1	I/O	7.3%	March 2015	—	4,180	2,592	4,180
Healthcare—UK	6	I/O	7.5%	March 2022	—	67,960	68,060	—
Land—Various, USA	2	Both	10.0% - 12.0%	May 2018 to September 2019	—	65,775	64,344	—
Other—Various, USA	1	I/O	10.9%	November 2017	—	28,618	28,614	—
Other—France	3	I/O	3.5% - 15.0%	June 2018 to December 2020	—	8,382	8,367	—
	200				—	1,566,897	1,559,432	45,429

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Subordinated mortgage and mezzanine:
Residential—CA, USA	2	I/O	10.0% - 15.0%	February 2018 to March 2018	55,842	36,070	36,051	—
Multifamily—Various, USA	3	I/O	9.5% - 13.0%	March 2018 to August 2024	151,729	29,843	30,043	—
Office—Various, USA	3	I/O	8.0% - 12.0%	July 2019 to April 2025	92,686	36,817	33,450	—
Office—Ireland / France	1	I/O	11.0%	January 2022	30,000	124,709	133,099	—
Retail—Various, USA	2	P&I	5.7% - 10.5%	December 2018 to April 2024	191,597	54,032	52,292	—
Retail—Germany	1	I/O	10.0%	June 2019	112,389	119,795	124,131	—
Retail—UK	1	I/O	12.0%	August 2019	134,926	71,879	71,879	71,879
Hospitality—Various, USA	6	Both	8.7% - 15.0%	April 2019 to May 2023	93,262	153,452	153,340	—
Hospitality—Greece	1	I/O	11.0%	August 2020	34,591	52,613	52,960	—
Hospitality—Mexico	1	I/O	11.5%	January 2019	90,000	40,000	41,168	—
Land—TX, USA	1	I/O	14.0%	May 2018	2,251	37,545	37,439	—
Other—CA, USA	1	I/O	12.0%	July 2019	33,866	111,451	111,872	—
Other—CA, USA	1	I/O	12.5%	July 2019	15,568	51,234	50,680	—
	24				1,038,707	919,440	928,404	71,879
Purchased credit-impaired loans (9)
Residential—Various, USA	64				—	22,840	14,619	—
Residential—France	1				—	3,036	1,083	—
Multifamily—Various, USA	249				—	131,521	92,247	7,766
Multifamily—Ireland	2				—	5,902	919	—
Industrial—Various, USA	50				—	39,246	25,937	—
Industrial—Ireland	3				—	93,657	20,970	—
Office—Various, USA	23				—	22,387	12,156	288
Office—France	1				—	6,314	4,617	—
Office—Ireland	9				—	349,414	268,111	197,318
Office—Spain	1				—	31,239	5,183	—
Retail—Various, USA	53				—	85,063	63,477	6,247
Retail—Ireland	7				—	113,853	32,957	—
Hospitality—Various, USA	32				—	27,362	16,654	—
Hospitality—France	1				—	16,891	17,064	—
Hospitality—Ireland	7				—	57,892	5,409	—
Land—Various, USA	109				—	83,105	11,513	21,273
Land—Ireland	4				—	112,102	27,277	—
Other—Various, USA	81				—	39,553	13,428	1,699
Other—Bahamas	1				—	25,401	3,000	25,401
Other—Ireland	38				—	629,368	7,290	—
	736				—	1,896,146	643,911	259,992

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Corporate loans
Corporate—Various, USA	2	I/O	8.0% - 13.0%	January 2027 to September 2029	—	46,485	46,155	—
Retail—Various, USA	5	P&I	6.8% - 7.0%	February 2018 to June 2018	—	355	437	—
	7				—	46,840	46,592	—
Loans at fair value (10)	10	Both	5.5% - 7.6%	May 2016 to May 2036	—	72,511	45,423	47,239
Total	977				$1,038,707	$4,501,834	$3,223,762	$424,539
__________

(1)	Loans with carrying amounts that are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.

(2)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity

(3)	Variable rate loans are determined based on the applicable index in effect as of December 31, 2017.

(4)	Represents contractual maturity that does not contemplate exercise of extension option.

(5)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(6)	Carrying amounts at December 31, 2017 are presented net of $52.7 million of allowance for loan losses.

(7)	The aggregate cost basis of loans held for investment for federal income tax purposes is approximately $3.2 billion as of December 31, 2017.

(8)
Represents principal balance of loans which are 90 days or more past due as to principal or interest. For purchased credit-impaired loans, amounts represent principal balance of loans on nonaccrual status for which the Company is not able to determine a reasonable expectation of cash flows to be collected.

(9)
Purchased credit-impaired loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. Payment terms, stated interest rate and contractual maturity are not presented as they are not relevant to purchased credit-impaired loans.

(10)
Represents loans held in a securitization trust that is consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The Company elected the fair value option and adopted the measurement alternative to value the loans receivable at the same fair value as the bonds payable issued by the consolidated securitization trust.

Activity in loans held for investment is summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at January 1	$3,430,608	$4,046,093	$2,131,134
Loans acquired in Merger	359,541	—	—
Loan acquisitions and originations	991,239	551,456	1,145,704
Paid-in-kind interest added to loan principal	56,131	43,864	30,211
Discount and net loan fee amortization	43,877	27,038	17,062
Loan repayments	(902,190)	(735,162)	(346,246)
Payments received from PCI loans	(419,232)	(197,453)	(514,818)
Accretion on PCI loans	61,809	65,911	158,468
Transfer to loans held for sale	(50,894)	(56,357)	—
Carrying value of loans sold	—	(118,068)	—
Transfer to real estate assets upon foreclosure	(515,055)	(128,124)	(155,035)
Provision for loan losses	(19,741)	(34,864)	(39,638)
Other gain (loss)	(2,309)	—	—
Consolidation of loans receivable held by investment entities and securitization trusts (Notes 3 and 5)	58,296	—	1,629,496
Effect of changes in foreign exchange rates	131,682	(33,726)	(10,245)
Balance at December 31	3,223,762	3,430,608	4,046,093

Item 16.  Form 10-K Summary
Omitted at Registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY NORTHSTAR, INC.

Dated:	March 1, 2018	By:	/s/ Richard B. Saltzman
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

Signature	Title	Date

/s/ Thomas J. Barrack, Jr.	Executive Chairman of Board of Directors	March 1, 2018
Thomas J. Barrack, Jr.

/s/ Richard B. Saltzman	Chief Executive Officer and President and Director (Principal Executive Officer)	March 1, 2018
Richard B. Saltzman

/s/ Darren J. Tangen	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Darren J. Tangen

/s/ Neale W. Redington	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Neale W. Redington

/s/ Douglas Crocker II	Director	March 1, 2018
Douglas Crocker II

/s/ Nancy A. Curtin	Director	March 1, 2018
Nancy A. Curtin

/s/ Jon A. Fosheim	Director	March 1, 2018
Jon A. Fosheim

/s/ Justin Metz	Director	March 1, 2018
Justin Metz

/s/ George G.C. Parker	Director	March 1, 2018
George G.C. Parker

/s/ Charles W. Schoenherr	Director	March 1, 2018
Charles W. Schoenherr

/s/ John A. Somers	Director	March 1, 2018
John A. Somers

/s/ John L. Steffens	Director	March 1, 2018
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution and Implementation Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 2.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

2.2
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Asset Management Group Inc., Colony Capital, Inc., NorthStar Realty Finance Corp., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.3
Letter Agreement, dated as of July 28, 2016, by and among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.4
Letter Agreement, dated as of October 16, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.3 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.5
Master Combination Agreement, dated as of August 25, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on August 28, 2017)

2.6
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on November 21, 2017)

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
3.2	Amended and Restated Bylaws of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
3.3
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating Colony NorthStar, Inc.’s 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

4.2
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on June 5, 2017)

4.3
Indenture, dated as of April 10, 2013, between Colony Capital, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Colony Financial, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.4
First Supplemental Indenture, dated as of April 10, 2013, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.5
Second Supplemental Indenture, dated as of January 28, 2014, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on January 28, 2014)

4.6
Third Supplemental Indenture, dated as of January 10, 2017, between Colony NorthStar, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

4.7
Form of 3.875% Convertible Senior Notes due 2021 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.6 to Colony Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.8
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated as of June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

Exhibit Number	Description

4.9
Indenture, dated as of June 18, 2007, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007 (File No. 001-32330))

4.10
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.11
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.12
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.3 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.13
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.14
Indenture, dated as of June 19, 2013, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.15
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by referent to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.16
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.17
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.18
Junior Subordinated Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership) and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.17 to NorthStar Realty Finance Corp.’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (File No. 001-32330))

4.19
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.12 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.20
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of April 12, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.21
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.5 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.22
Junior Subordinated Indenture, dated as of May 25, 2005, between NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.19 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001‑32330))

4.23
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.14 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.24
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of May 25, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.25
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.26
Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership) and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-11 (File No. 333-128962))

Exhibit Number	Description

4.27
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.16 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.28
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of November 22, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.29
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.7 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.30
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-32330))

4.31
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.18 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.32
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 10, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.33
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.34
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32330))

4.35
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.20 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.36
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of August 1, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.37
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.9 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.38
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32330))

4.39
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.22 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.40
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of October 6, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.41
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.10 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.42
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32330))

4.43
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.24 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

Exhibit Number	Description

4.44
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 30, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.10 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.45
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.11 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

4.46
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Corporation (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32330))

4.47
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.26 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.48
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of June 7, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.11 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.49
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1
Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.2
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of June 23, 2017 (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.3
Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 13, 2017 (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.4
Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 18, 2017 (incorporated by reference to Exhibit 10.2 to Colony NorthStar, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.5†
Colony NorthStar, Inc. 2014 Omnibus Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 on Form S-8 to Colony NorthStar, Inc.’s Registration Statement on Form S-8 (File No. 333-197104-01))

10.6
Second Amended and Restated Credit Agreement, dated as of January 10, 2017, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.7
First Amendment, dated as of January 12, 2018, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on January 19, 2018)

10.8
Tax Protection Agreement, dated as of January 10, 2017, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.14 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.9
Form of Indemnification Agreement, by and between Colony NorthStar, Inc. and the Officers and Directors of Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.17 to Colony NorthStar, Inc.’s Current Report on Form 8-K12B filed on January 10, 2017)

10.10
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSI Ltd, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.7 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.11
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

Exhibit Number	Description

10.12
Amendment No. 1 to Advisory Agreement, dated as of December 20, 2017, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on December 27, 2017)

10.13
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J- NSII Ltd, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.9 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.14†
Amended and Restated Executive Employment Agreement, dated as of August 5, 2015, by and between NorthStar Asset Management Group Inc. and David T. Hamamoto (incorporated by reference to Exhibit 10.11 to NorthStar Asset Management Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.15*	Amended and Restated Asset Management Agreement, dated as of November 9, 2017, between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC
10.16
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

10.18†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.19†
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

10.24†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.25†
Executive Letter Agreement, dated as of June 2, 2016, by and among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.26†
Side Letter, dated as of October 13, 2016, amending Executive Letter Agreement, dated as of June 2, 2016, by and among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on October 17, 2016)

10.27
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.28†
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

Exhibit Number	Description

10.31†
First Amendment to Employment Agreement, Share Transfer Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony Capital, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.32†
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.33†
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.34
Waiver and Acknowledgment to Contribution and Implementation Agreement, entered into as of April 1, 2015 (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.35†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.36†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.37†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Kevin Traenkle (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.38
Separation Agreement, dated as of October 31, 2015, by and between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.39
Interest Sale Agreement, dated as of May 6, 2016, by and among RHP Western Portfolio Group, LLC, American Home Portfolio Group, LLC, AMC Portfolio Group, LLC, MHC Portfolio IV, LLC and BSREP II MH Holdings LLC (incorporated by reference to Exhibit 10.42 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

10.40
First Amendment to Contribution and Implementation Agreement, dated as of June 2, 2016, by and among Colony, Colony Capital OP, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.41†
NorthStar Realty Finance Corp. Third Amended and Restated 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s definitive Proxy Statement on Schedule 14A filed on May 13, 2016)

10.42†	Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Colony Financial, Inc.’s Form S-8 filed on August 5, 2014)
10.43
Purchase and Sale Agreement, dated as of November 4, 2016, by and among NorthStar Realty Finance Limited Partnership, NorthStar Healthcare JV Holdings, LLC, NorthStar Healthcare REIT, LLC, NorthStar TK Healthcare Operating Company, LLC, NorthStar Healthcare JV, LLC and NRFC Healthcare Holding Company, LLC and Derwood Limited (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on January 25, 2017)

10.44
Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on February 1, 2018)

10.45
Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.2 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on February 1, 2018)

10.46
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to Colony NorthStar, Inc.’s Current Report on Form 8-K filed on February 1, 2018)

21.1*	List of Subsidiaries of Colony NorthStar, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Annual Report on Form 10-K of Colony NorthStar, Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

__________

†	Denotes a management contract or compensatory plan contract or arrangement.
*	Filed herewith
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