Form 10-Q
period 2018-03-31
Colony NorthStar, Inc.
filed 2018-05-10
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, 496,116,196 shares of the Registrant's class A common stock and 708,168 shares of class B common stock were outstanding.

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
The transaction was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. The financial information for Colony NorthStar as set forth in this Quarterly Report on Form 10-Q (this "Quarterly Report") represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF were incorporated into Colony NorthStar effective January 11, 2017.
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

COLONY NORTHSTAR, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$484,827	$921,822
Restricted cash	453,366	471,078
Real estate, net	14,100,874	14,464,258
Loans receivable, net ($44,330 and $45,423 at fair value, respectively)	1,972,179	3,223,762
Investments in unconsolidated ventures ($247,983 and $363,901 at fair value, respectively)	2,549,630	1,655,239
Securities, at fair value	288,900	383,942
Goodwill	1,534,561	1,534,561
Deferred leasing costs and intangible assets, net	691,896	852,872
Assets held for sale ($215,162 and $49,498 at fair value, respectively)	1,002,838	781,630
Other assets ($7,267 and $10,150 at fair value, respectively)	441,839	444,968
Due from affiliates	43,582	51,518
Total assets	$23,564,492	$24,785,650
Liabilities
Debt, net ($44,103 and $44,542 at fair value, respectively)	$10,495,429	$10,827,810
Accrued and other liabilities ($158,558 and $212,267 at fair value, respectively)	791,439	898,161
Intangible liabilities, net	187,864	191,109
Liabilities related to assets held for sale	273,778	273,298
Due to affiliates ($10,170 and $20,650 at fair value, respectively)	13,105	23,534
Dividends and distributions payable	90,791	188,202
Total liabilities	11,852,406	12,402,114
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	31,648	34,144
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,636,605 liquidation preference; 250,000 shares authorized; 65,464 shares issued and outstanding	1,606,966	1,606,966
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 500,643 and 542,599 shares issued and outstanding, respectively	5,007	5,426
Class B, 1,000 shares authorized; 736 shares issued and outstanding	7	7
Additional paid-in capital	7,634,952	7,913,622
Distributions in excess of earnings	(1,294,996)	(1,165,412)
Accumulated other comprehensive income	49,037	47,316
Total stockholders’ equity	8,000,973	8,407,925
Noncontrolling interests in investment entities	3,267,834	3,539,072
Noncontrolling interests in Operating Company	411,631	402,395
Total equity	11,680,438	12,349,392
Total liabilities, redeemable noncontrolling interests and equity	$23,564,492	$24,785,650

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

The following table presents the assets and liabilities of securitization vehicles and an investment fund consolidated as variable interest entities for which the Company is determined to be the primary beneficiary:

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash	$7,988	$10,969
Restricted cash	55,058	40,084
Loans receivable, net	158,383	546,306
Securities	180,313	250,526
Real estate, net	—	8,073
Other assets	719	13,671
Total assets	$402,461	$869,629
Liabilities
Debt, net	$212,928	$348,250
Other liabilities	3,223	31,299
Total liabilities	$216,151	$379,549

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Property operating income	$554,730	$426,854
Interest income	63,854	115,544
Fee income ($36,772 and $45,789 from affiliates, respectively)	36,842	53,250
Other income ($6,793 and $6,703 from affiliates, respectively)	11,238	11,517
Total revenues	666,664	607,165
Expenses
Property operating expense	305,770	216,349
Interest expense	148,889	126,278
Investment, servicing and commission expense	18,653	11,807
Transaction costs	716	87,340
Depreciation and amortization	144,705	137,420
Provision for loan loss	5,375	6,724
Impairment loss	153,398	8,519
Compensation expense	49,484	91,818
Administrative expenses	24,863	25,914
Total expenses	851,853	712,169
Other income (loss)
Gain on sale of real estate	18,444	8,970
Other gain, net	75,256	25,381
Earnings from investments in unconsolidated ventures	32,265	113,992
Income (loss) before income taxes	(59,224)	43,339
Income tax benefit (expense)	32,808	(3,709)
Income (loss) from continuing operations	(26,416)	39,630
Income from discontinued operations	117	12,560
Net income (loss)	(26,299)	52,190
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(696)	617
Investment entities	20,102	27,059
Operating Company	(4,378)	(1,083)
Net income (loss) attributable to Colony NorthStar, Inc.	(41,327)	25,597
Preferred stock dividends	31,387	30,813
Net loss attributable to common stockholders	$(72,714)	$(5,216)
Basic loss per share
Loss from continuing operations per basic common share	$(0.14)	$(0.03)
Net loss per basic common share	$(0.14)	$(0.01)
Diluted loss per share
Loss from continuing operations per diluted common share	$(0.14)	$(0.03)
Net loss per diluted common share	$(0.14)	$(0.01)
Weighted average number of shares
Basic	530,680	506,405
Diluted	530,680	506,405
Dividends declared per common share (Note 16)	$0.11	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(26,299)	$52,190
Other comprehensive income (loss):
Other comprehensive income from investments in unconsolidated ventures, net	1,099	94
Net change in fair value of available-for-sale debt securities	(20,718)	(4,994)
Foreign currency translation adjustments:
Foreign currency translation gain	76,401	28,073
Change in fair value of net investment hedges	(24,378)	(7,189)
Net foreign currency translation adjustments	52,023	20,884
Other comprehensive income	32,404	15,984
Comprehensive income	6,105	68,174
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(696)	617
Investment entities	50,209	38,989
Operating Company	(4,258)	(837)
Comprehensive income (loss) attributable to stockholders	$(39,150)	$29,405

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	607,200	1,672	2,443,100	(246,064)	(32,109)	2,773,799	2,453,938	389,190	5,616,927
Net income	—	—	—	25,597	—	25,597	27,059	(1,083)	51,573
Other comprehensive loss	—	—	—	—	3,808	3,808	11,930	246	15,984
Merger consideration (Note 3)	1,010,320	3,891	5,714,113	—	—	6,728,324	—	—	6,728,324
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	515,009	8,162	523,171
Common stock repurchases	—	(49)	(66,137)	—	—	(66,186)	—	—	(66,186)
Equity-based compensation	—	71	21,418	—	—	21,489	—	11,172	32,661
Redemption of OP Units for cash and class A common stock	—	—	638	—	—	638	—	(5,723)	(5,085)
Shares canceled for tax withholdings on vested stock awards	—	(3)	(4,667)	—	—	(4,670)	—	—	(4,670)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	676,787	—	676,787
Distributions to noncontrolling interests	—	—	—	—	—	—	(269,009)	(9,153)	(278,162)
Preferred stock dividends	—	—	—	(41,342)	—	(41,342)	—	—	(41,342)
Common stock dividends declared ($0.27 per share; Note 16)	—	—	—	(139,260)	—	(139,260)	—	—	(139,260)
Reallocation of equity (Note 2 and 17)	—	—	(111,696)	—	4,551	(107,145)	34,671	72,474	—
Balance at March 31, 2017	$1,604,651	$5,582	$7,994,460	$(401,069)	$(23,750)	$9,179,874	$3,450,385	$465,285	$13,095,544

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(41,327)	—	(41,327)	20,102	(4,378)	(25,603)
Other comprehensive income	—	—	—	—	2,177	2,177	30,107	120	32,404
Common stock repurchases	—	(423)	(246,018)	—	—	(246,441)	—	—	(246,441)
Redemption of OP Units for cash and class A common stock	—	—	24	—	—	24	—	(2,120)	(2,096)
Equity-based compensation	—	33	10,722	—	—	10,755	—	1,414	12,169
Shares canceled for tax withholdings on vested stock awards	—	(29)	(31,723)	—	—	(31,752)	—	—	(31,752)
Deconsolidation of investment entities (Note 4)	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	97,867	—	97,867
Distributions to noncontrolling interests	—	—	—	—	—	—	(82,512)	(3,551)	(86,063)
Preferred stock dividends	—	—	—	(31,387)	—	(31,387)	—	—	(31,387)
Common stock dividends declared ($0.11 per share)	—	—	—	(55,852)	—	(55,852)	—	—	(55,852)
Reallocation of equity (Notes 2 and 17)	—	—	(11,675)	—	(254)	(11,929)	(5,822)	17,751	—
Balance at March 31, 2018	$1,606,966	$5,014	$7,634,952	$(1,294,996)	$49,037	$8,000,973	$3,267,834	$411,631	$11,680,438

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(26,299)	$52,190
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(7,995)	(18,182)
Paid-in-kind interest added to loan principal, net of interest received	(6,486)	(7,572)
Straight-line rents	(7,753)	(7,906)
Amortization of above- and below-market lease values, net	(1,925)	(1,978)
Amortization of deferred financing costs and debt discount and premium	22,802	20,736
Earnings from investments in unconsolidated ventures	(32,265)	(113,992)
Distributions of income from equity method investments	23,307	19,633
Provision for loan losses	5,375	6,724
Impairment of real estate and management contract intangibles	153,398	8,519
Depreciation and amortization	144,705	137,420
Equity-based compensation	12,169	32,184
Change in fair value of contingent consideration—Internalization	(10,480)	(3,400)
Gain on sales of real estate, net	(18,444)	(6,862)
Deferred income tax benefit	(41,465)	(3,571)
Other gain, net	(63,976)	(22,446)
(Increase) decrease in other assets and due from affiliates	(18,742)	(60,719)
Increase (decrease) in accrued and other liabilities and due to affiliates	(30,056)	(6,580)
Other adjustments, net	4,082	(78)
Net cash provided by operating activities	99,952	24,120
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(90,680)	(15,541)
Return of capital from investments in unconsolidated ventures	159,929	26,664
Acquisition of loans receivable and securities	(73,733)	(538,136)
Cash and restricted cash assumed in Merger, net of payments for merger-related liabilities (Note 3)	—	132,377
Net disbursements on originated loans	(11,573)	(109,579)
Repayments of loans receivable	40,085	90,577
Proceeds from sales of loans receivable and securities	95,217	58,788
Cash receipts in excess of accretion on purchased credit-impaired loans	21,463	75,156
Acquisition of and additions to real estate, related intangibles and leasing commissions	(236,392)	(175,197)
Proceeds from sales of real estate, net of debt assumed by buyers	112,562	903,841
Proceeds from paydown and maturity of securities	16,709	31,321
Cash and restricted cash contributed to Colony NorthStar Credit (Note 4)	(141,153)	—
Payment of cash collateral on derivatives	(10,900)	—
Proceeds from sale of investments in unconsolidated venture	—	239,081
Acquisition of CPI, net of cash and restricted cash acquired (Note 3)	—	(23,111)
Investment deposits	(2,383)	(9,143)
Increase in escrow deposits	—	8,374
Net (payments) receipts on settlement of derivative instruments	(18,811)	1,311
Other investing activities, net	(582)	(2,997)
Net cash provided by (used in) investing activities	(140,242)	693,786

COLONY NORTHSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(32,821)	(33,151)
Dividends paid to common stockholders	(146,700)	(50,724)
Repurchase of common stock	(210,274)	(56,009)
Borrowings from corporate credit facility	233,000	458,000
Repayment of borrowings from corporate credit facility	(183,000)	(880,600)
Borrowings from secured debt	90,550	501,890
Repayments of secured debt	(139,471)	(577,568)
Payment of deferred financing costs	(5,112)	(9,439)
Contributions from noncontrolling interests	108,270	676,787
Distributions to and redemptions of noncontrolling interests	(101,426)	(278,162)
Shares canceled for tax withholdings on vested stock awards	(31,752)	(4,670)
Other financing activities, net	—	135
Net cash used in financing activities	(418,736)	(253,511)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,832	1,027
Net increase (decrease) in cash, cash equivalents and restricted cash	(454,194)	465,422
Cash, cash equivalents and restricted cash, beginning of period	1,393,920	497,886
Cash, cash equivalents and restricted cash, end of period	$939,726	$963,308

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$921,822	$376,005
Restricted cash	471,078	121,881
Restricted cash included in assets held for sale	1,020	—
Total cash, cash equivalents and restricted cash, beginning of period	$1,393,920	$497,886

End of the period
Cash and cash equivalents	$484,827	$633,210
Restricted cash	453,366	316,288
Restricted cash included in assets held for sale	1,533	13,810
Total cash, cash equivalents and restricted cash, end of period	$939,726	$963,308

The accompanying notes are an integral part of the consolidated financial statements.

COLONY NORTHSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
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
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”). At March 31, 2018, the Company owned approximately 94.0% of the OP, as its sole managing member. The remaining 6.0% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Merger among Colony, NSAM and NRF was completed in an all-stock exchange on January 10, 2017.
The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. Consequently, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. Accordingly, comparisons of the period to period results of operations of Colony NorthStar as set forth herein may not be meaningful.
Details of the Merger are described more fully in Note 3 and the accounting treatment thereof in Note 2.
Colony NorthStar Credit
On August 25, 2017, as amended and restated on November 20, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar Income I”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute the CLNS Contributed Portfolio (as defined in Note 4), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNS Investment Entities"), to Colony NorthStar Credit Real Estate, Inc. ("Colony NorthStar Credit") and its operating company, and NorthStar Income I and NorthStar Income II agreed to merge in all-stock mergers with and into Colony NorthStar Credit (collectively, the “Combination”).
On January 18, 2018, the Combination was approved by the stockholders of NorthStar Income I and NorthStar Income II. The Combination closed on January 31, 2018. See additional information in Note 4.
Retail Distribution Business
On February 16, 2018, the Company entered into a definitive agreement with S2K Financial Holdings, LLC ("S2K") to combine NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform acquired through the Merger that raises capital in the retail market, with S2K to create a leading retail distribution business, which will be renamed Colony S2K Holdings, LLC ("Colony S2K") (the "Proposed Transaction"). It is expected that Colony S2K will distribute both the current and future investment products sponsored by Colony NorthStar and S2K as well as third-party sponsored products. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles, and S2K Servicing LLC, a provider of administrative services to institutional investment managers. The Proposed Transaction closed on April 30, 2018. See additional information in Note 26.

2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Merger
The Merger was accounted for under the acquisition method for a business combination as a reverse acquisition. NSAM was the legal acquirer in the Merger for certain legal and regulatory matters, however, Colony was determined to be the accounting acquirer in the Merger for financial reporting purposes. While NSAM was the legal entity which initiated the transaction and issued its shares to consummate the Merger, the fact that the senior management of Colony NorthStar primarily consists of Colony senior executives, along with other qualitative considerations, resulted in Colony being designated the accounting acquirer.
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of Colony NorthStar is adjusted to reflect the equity structure of the legal acquirer, including for comparative periods, by applying the Colony share exchange ratio of 1.4663. The historical financial information as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by Colony NorthStar at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF were incorporated into Colony NorthStar effective from January 11, 2017.
Principles of Consolidation
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in (i) a consolidated open-end fund sponsored by the Company beginning in August 2017, and (ii) an investment management subsidiary acquired through the Merger, Townsend Holdings, LLC ("Townsend"), beginning January 11, 2017 through December 29, 2017, the date the Company sold its interest in Townsend.
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
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, fair value option or net asset value ("NAV") practical expedient, if elected, or for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. This includes carried interests earned by the Company, which are incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of investment vehicles sponsored by the Company as general partner and investment manager; and of which a portion of the carried interest, generally at 40% consistent with market terms, is allocated to senior management, investment professionals and certain other employees through their participation in the Company-sponsored investment vehicles. The Company's share of both proportionate and disproportionate allocation of returns from its interests in investment vehicles, which are accounted for under the equity method, may reflect fair value changes in the underlying investments if the investment vehicles qualify for investment company accounting. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.
Fair value changes for equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes on other investments under the fair value option or NAV practical expedient, as well as adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).
Impairment—Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will estimate the fair value of its investment. For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is determined to have occurred. For equity method investments, impairment is assessed in a two-step process in which further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment has occurred. Investments that are impaired are written down to their estimated fair value, recorded in earnings from investments in unconsolidated ventures for equity method investments and in impairment loss for investments under the measurement alternative.
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
Resident Fee Income—The Company earns resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities are recorded when services are rendered based on the terms of their respective lease agreements.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists of the following:
Base Management Fees—The Company earns base management fees for the administration of its managed private funds, and for the management of its traded and non-traded REITs and investment companies, including management of their investments, which constitute a series of distinct services satisfied over time. Base management fees are recognized over the life of the investment vehicle as services are provided.
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. The underlying service of managing the investments of the private funds consist of a series of distinct services satisfied over time, in which asset management fees are recognized ratably over the life of each investment as the service is provided.
Acquisition and Disposition Fees—The Company earns fees related to acquisition and disposition of investments by certain managed non-traded REITs, which are recognized upon closing of the respective acquisition or disposition of underlying investments.
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
Incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method, and addressed in the Company's accounting policy for investments in unconsolidated ventures.
A portion of the incentive fees earned by the Company, generally at 40% consistent with market terms, is allocated to senior management, investment professionals and certain other employees of the Company through their participation in the Company-sponsored investment vehicles.
Selling Commission and Dealer Manager Fees—These fees are earned by the Company for selling equity in the non-traded REITs and investment companies, and are recognized on trade date.
Accounting Standards Adopted in 2018
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. The Company adopted the standard on January 1, 2018 using the modified retrospective approach, applied to contracts not yet completed as of January 1, 2018, with cumulative effect recognized in retained earnings.
The Company evaluated the principal versus agent considerations under the guidance and determined that certain cost reimbursement arrangements with investment vehicles managed by the Company that were previously reported net on the statement of operations would be reported on a gross basis as reimbursement income and expenses on the statement of operations. Such reimbursements include travel and entertainment costs, third party due diligence costs, asset management costs, and other shared costs for which the Company is deemed to the primary obligor, whether or not the payment is made directly by the investment vehicles or initially by the Company on behalf of the investment vehicles. The gross presentation has no impact on the Company's net income to the extent the expense incurred and corresponding cost reimbursement income are recognized in the same period (see Note 22).
The standard excludes from its scope accounting for financial instruments and leases, but is applicable to certain property operating income and fee income streams of the Company, as discussed below.
Resident Fee Income—The Company earns resident fee income from senior housing operating facilities and in 2017, from skilled nursing facilities that operate through management agreements with independent third-party operators. The Company has determined that independent living and assisted living agreements are leases subject to the leasing standard, while certain agreements within skilled nursing facilities, which entitle residents to reside in the community rather than an explicitly or implicitly identified unit, are not leases. Revenue for services provided within skilled nursing facilities, whether they are routine services such as room and bed maintenance, nursing, dietary services, and resident activities or programs, or separately covered services such as those ordered by physicians, are satisfied over the duration of care. These services are a series of distinct services satisfied over time, and revenue is recognized over time as services are provided. The Company determined that there is no change to revenue recognition for such services provided within the skilled nursing facilities in 2017. In 2018, all of the Company's skilled nursing facilities are structured under net leases to healthcare operators and the Company no longer earns resident fee income from skilled nursing facilities, only rental income.
Hotel Operating Income—Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services. The Company determined that there is no change to revenue recognized under the new guidance as revenue is recognized over time based on the transaction price.
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs and investment companies. The Company determined that there is no change to revenue recognition for base management fees as the underlying services consist of a series of distinct services satisfied over time, for which revenue is recognized over the life of the fund as services are provided.
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. Prior to the adoption of the revenue standard, a portion of asset management fees was recognized upon closing of an investment, with remaining fees deferred and recognized over the estimated life of each investment. Under the new guidance, the Company determined that the underlying service of managing the investments of the funds consists of a series of distinct services satisfied over time, for which revenue should be recognized ratably over the estimated life of each investment. As a result of the change in revenue recognition under the new standard, the Company recorded a cumulative impact of approximately $1.6 million as a decrease to retained earnings and an increase to deferred income liability on January 1, 2018. The impact of the change in revenue recognition for the three months ended March 31, 2018 was an increase to asset management fees of $0.2 million.
Acquisition and Disposition Fees—The Company receives fees related to acquisition and disposition of investments by certain managed non-traded REITs. The Company determined that there is no change to revenue recognition as acquisition and disposition fees are earned at a point in time upon closing of the respective acquisition or disposition of underlying investments.
Incentive Fees—The Company may earn incentive fees from its managed private funds, traded and non-traded REITs. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of certain return hurdles.
Incentive fees that take the form of a contractual arrangement with the investment vehicle and do not represent an allocation of returns among equity holders of the investment vehicle (or “contractual incentive fees”) are within the scope of the new revenue standard. The Company currently recognizes contractual incentive fees when it is fixed or determinable and related contingencies have been resolved, which is generally at the end of the incentive measurement period of the respective investment vehicles. Under the new revenue guidance, contractual incentive fees are a form of variable consideration and will be recognized when it is probable that a significant reversal of the cumulative revenue recognized will not occur, which may result in earlier recognition of revenue relative to the Company’s existing policy. There was no cumulative impact as of January 1, 2018.
Incentive fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are outside the scope of the new revenue standard.

Carried interests are financial instruments and accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method. As carried interest represents income from equity method investments, it is presented, along with other proportionate allocation of returns based on the Company’s ownership interests in the investment vehicles, in earnings from unconsolidated investment ventures on the statement of operations. Adoption of the new standard did not have an impact to the Company's recognition of carried interests.
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification ("ASC") 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which would result in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment—Real Estate Sales.
The Company adopted this standard on January 1, 2018, concurrent with the adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard did not have an impact on the Company's financial statements. There were no sales of partial interests in real estate assets in the three months ended March 31, 2018 or for the year ended December 31, 2017.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes, unless these equity securities qualify for the NAV practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company's own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU No. 2016-01 and ASU No. 2018-03 are to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
The Company adopted ASU No. 2016-01 and ASU No. 2018-03 on January 1, 2018, and recorded a cumulative adjustment to increase retained earnings by approximately $0.6 million. This includes $0.2 million of unrealized gains on available for sale equity securities held by an equity method investee that was reclassified from accumulated other comprehensive income. In connection with the adoption, the Company elected the NAV practical expedient to measure its previous cost method investments in non-traded REITs and limited partnership interest in a third party private fund based on their respective NAV per share. The new standard does not affect equity securities held by the Company's consolidated fund for which the Company has retained investment company accounting applied by the fund, and limited partnership interests in third party private funds for which the Company has elected the fair value option, as in both instances, unrealized fair value gains and losses are currently recorded in earnings. The Company's remaining cost method investments do not have readily determinable fair values. To the extent the Company becomes aware of observable price changes in the future, the Company will adjust the carrying value of these investments through earnings.
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. The Company adopted this guidance on January 1, 2018 on a retrospective basis and made an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach, which is largely consistent with its previous accounting policy. The adoption of this standard did not have a material effect on the presentation of the Company's statement of cash flows.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the ASU requires a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. The required retrospective application of this new standard resulted in changes to the previously reported statement of cash flows as follows:

	Three Months Ended March 31, 2017
(In thousands)	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	22,920	24,120
Net cash provided by investing activities	493,865	693,786
Net cash used in financing activities	(246,683)	(253,511)
The increase in net cash provided by investing activities is primarily due to restricted cash assumed in the Merger and the CPI restructuring which was previously reported as noncash investing activities.
Future Application of Accounting Standards
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. In March 2018, the FASB approved an amendment to the standard, providing (i) optional transitional relief to apply the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented; as well as (ii) certain practical expedients which include not segregating non-lease components from the related lease components but to account for those components as a single lease component by class of underlying assets.
The Company will adopt the new lease standard on its effective date of January 1, 2019 and will adopt the package of practical expedients under the guidance, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.
When the amendment approved by the FASB in March 2018 is issued, the Company expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date (i.e., on January 1, 2019) rather than as of the earliest period presented, and similarly, new disclosures under the standard will be made for periods beginning January 1, 2019, and not required for prior comparative periods. In addition, the Company expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of transfer are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.

As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right of use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases. As of December 31, 2017, the Company had future contractual lease payment obligations of $74.2 million on office leases and $172.2 million on ground leases, excluding leases related to net lease properties contributed to Colony NorthStar Credit on January 31, 2018. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment ("OTTI") concept will result in more frequent estimation of credit losses. The accounting model for purchased credit-impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit-impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other than temporarily impaired debt securities and purchased credit-impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
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
The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters and Colony as the accounting acquirer for purposes of the financial information set forth herein. See Note 2 for further discussion on the accounting treatment of the Merger.
Merger Consideration
As the Merger was accounted for as a reverse acquisition, the fair value of the consideration transferred in common stock was measured based upon the number of shares of common stock that Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger, multiplied by the closing price of Colony class A common stock of $21.52 on the Closing Date. As a result, the implied shares of Colony common stock issued in consideration was computed as the number of outstanding shares of NSAM and NRF common stock prior to the Closing Date divided by the exchange ratios of 1.4663 and 1.3335, respectively.
Substantially all NSAM and NRF equity awards outstanding on the Closing Date vested upon consummation of the Merger. As Colony NorthStar issued its common stock upon consummation of the Merger and settlement of these equity awards relate to pre-Merger services, these equity awards were included in the outstanding shares of NSAM and NRF common stock used to determine the merger consideration.
NSAM and NRF equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger were assumed by Colony NorthStar through the conversion of such equity awards into comparable Colony NorthStar equity awards with substantially the same vesting terms pre-Merger. The portion of the replacement awards attributable to pre-Merger services was deemed part of the merger consideration, while the portion attributable to post-Merger services is recognized prospectively as compensation expense of Colony NorthStar in the post-Merger period.
The Colony NorthStar preferred stock issued as merger consideration upon the closing of the Merger to the holders of NRF preferred stock was on a one-for-one basis.
The Company assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested on the Closing Date. Cash and restricted cash assumed of $437.4 million is presented net of these payments as an investing cash inflow in the consolidated statement of cash flows.
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

The following table presents the final allocation of the merger consideration to assets acquired, liabilities assumed and noncontrolling interests of NSAM and NRF based on their respective fair values as of the Closing Date. The resulting goodwill represents the value expected from the economies of scale and synergies created through combining the operations of the merged entities, and is assigned to the investment management segment.

	Final Amounts at December 31, 2017
(In thousands)	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609
Restricted cash	18,052	158,762	176,814
Real estate	—	9,874,406	9,874,406
Loans receivable	28,485	331,056	359,541
Investments in unconsolidated ventures	76,671	544,111	620,782
Securities	3,065	427,560	430,625
Identifiable intangible assets	661,556	352,551	1,014,107
Management agreement between NSAM and NRF	1,514,085	—	1,514,085
Assets held for sale	—	2,096,671	2,096,671
Other assets	93,455	681,003	774,458
Total assets	2,548,227	14,573,871	17,122,098
Liabilities
Debt	—	6,723,222	6,723,222
Intangible liabilities	—	213,218	213,218
Management agreement between NSAM and NRF	—	1,514,085	1,514,085
Liabilities related to assets held for sale	—	1,281,406	1,281,406
Tax liabilities	169,387	60,446	229,833
Accrued and other liabilities	979,969	307,450	1,287,419
Total liabilities	1,149,356	10,099,827	11,249,183
Redeemable noncontrolling interests	78,843	—	78,843
Noncontrolling interests—investment entities	—	505,685	505,685
Noncontrolling interests—Operating Company	8,162	—	8,162
Fair value of net assets acquired	$1,311,866	$3,968,359	$5,280,225

Merger consideration	2,752,095	3,968,359	6,720,454
Goodwill	$1,440,229	$—	$1,440,229
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
Fair value of other assets acquired, liabilities assumed and noncontrolling interests were measured as follows:
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

	Three Months Ended March 31,
(In thousands)	2018	2017
Transaction costs
Fees to investment bankers contingent upon consummation of the Merger	$—	$66,800
Other fees	716	16,828
	716	83,628
Compensation expense
Equity-based compensation for replacement awards to NSAM executives	3,297	26,049
Severance and other employee transition	2,685	15,498
	5,982	41,547
Administrative expense	2,138	3,968
Total Merger-related costs	$8,836	$129,143
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
The following table summarizes the consideration and allocation to assets acquired and liabilities assumed.

(In thousands)	Final Amounts at December 31, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644
Cash	49,537
Total consideration	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303
Real estate	543,649
Real estate held for sale	21,605
Lease intangibles and other assets	40,285
Debt	(277,590)
Tax liabilities	(32,078)
Lease intangibles and other liabilities	(61,205)
Liabilities related to assets held for sale	(2,788)
Fair value of net assets acquired	$232,181
Fair value of assets acquired and liabilities assumed were measured as follows:
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

The following table summarizes the consideration and preliminary allocation to assets acquired and liabilities assumed. The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the first quarter of 2018, adjustments were made to the allocation of values between lease intangible assets, lease intangible liabilities and land.

(In thousands)	As Reported At December 31, 2017	Measurement Period Adjustments	As Reported At March 31, 2018
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932	$—	$310,932
Cash	43,643	—	43,643
Contingent consideration (Note 14)	6,771	—	6,771
Total consideration	$361,346	$—	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188	$—	$16,188
Real estate	1,193,205	(130)	1,193,075
Real estate held for sale	68,625	—	68,625
Intangible and other assets	34,913	3,062	37,975
Debt	(907,867)	—	(907,867)
Intangible and other liabilities	(43,718)	(2,932)	(46,650)
Fair value of net assets acquired	$361,346	$—	$361,346
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

4. Colony NorthStar Credit
The contribution of the CLNS Contributed Portfolio (as described in Note 1) to Colony NorthStar Credit and the concurrent all-stock merger of Colony NorthStar Credit with NorthStar Income I and NorthStar Income II closed on January 31, 2018. Colony NorthStar Credit's class A common stock began trading on the New York Stock Exchange ("NYSE") on February 1, 2018 under the symbol "CLNC."
Upon closing of the Combination, the Company and its affiliates, NorthStar Income I stockholders and NorthStar Income II stockholders each owned approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit on a fully diluted basis.
The Company, through certain of its subsidiaries, received 44,399,444 shares of Colony NorthStar Credit's class B-3 common stock and 3,075,623 common membership units in Colony NorthStar Credit's operating company (the “CLNC OP Units”) in exchange for its contribution of the CLNS Contributed Portfolio to Colony NorthStar Credit.

The CLNS Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony NorthStar Credit's strategy.
Each share of Colony NorthStar Credit's class B-3 common stock will automatically convert into Colony NorthStar Credit's class A common stock on a one for one basis upon close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Colony NorthStar Credit’s Class A common stock on a one-for-one basis, in the sole discretion of Colony NorthStar Credit. Subject to certain limited exceptions, the Company has agreed not to make any transfers of the CLNC OP Units to non-affiliates until the one-year anniversary of the closing of the Combination, unless such transfer is approved by a majority of Colony NorthStar Credit’s board of directors, including a majority of its independent directors.
In connection with the merger of NorthStar Income I and NorthStar Income II with and into Colony NorthStar Credit, their respective stockholders received shares of Colony NorthStar Credit's class A common stock based on pre-determined exchange ratios.
As contemplated in the combination agreement, a certain loan receivable previously held by NorthStar Income I in the original principal amount of $150.2 million was not transferred to Colony NorthStar Credit (the “NorthStar I Excluded Asset”). Upon closing of the Combination, the Company acquired a $65 million senior participation interest in the NorthStar I Excluded Asset at par, and the remaining junior participation interest in the NorthStar I Excluded Asset (the "NorthStar I Retained Asset") was transferred to a liquidating trust in exchange for beneficial interests in the liquidating trust, which was subsequently distributed pro rata to NorthStar Income I stockholders.
As a result of the Combination, the Company's management contracts with NorthStar Income I and NorthStar Income II ceased to exist and the related management contract intangible assets totaling $139.0 million were written off (Note 14). Concurrent with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management agreement with Colony NorthStar Credit.
Upon closing of the Combination, the Company's contribution of the CLNS Contributed Portfolio to Colony NorthStar Credit, and the merger of Colony NorthStar Credit with Northstar Income I and NorthStar Income II, resulted in a deconsolidation of the CLNS Investment Entities. The following table presents the assets, liabilities and noncontrolling interests of the CLNS Investment Entities that were deconsolidated on January 31, 2018:

(In thousands)	January 31, 2018
Assets
Cash and cash equivalents	$99,883
Restricted cash	41,270
Real estate	219,748
Loans receivable	1,287,994
Investments in unconsolidated ventures	208,738
Deferred leasing costs and intangible assets	10,831
Other assets	25,755
1,894,219
Liabilities
Debt	$379,927
Accrued and other liabilities	41,318
421,245
Noncontrolling interests
Noncontrolling interests—investment entities	330,980
Noncontrolling interests—Operating Company	64,294
395,274
Equity attributable to Colony NorthStar, Inc.	$1,077,700
The Company does not control Colony NorthStar Credit as the Company's role as the external manager of Colony NorthStar Credit is under the supervision and direction of the Board of Directors of Colony NorthStar Credit, the majority of whom are independent directors. However, the Company has significant influence over Colony NorthStar Credit through its representation on the Board of Directors and through its role as the external manager. Accordingly, the Company accounts for its approximately 37% ownership interest in Colony NorthStar Credit under the equity method.

The Company measured its interest in Colony NorthStar Credit based upon its proportionate share of Colony NorthStar Credit's fair value at the closing date of the Combination. The excess of fair value over carrying value of the Company's equity interest in the CLNS Investment Entities of $9.9 million was recognized in other gain on the consolidated statement of operations.

5. Real Estate
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNS Investment Entities to Colony NorthStar Credit and deconsolidated these entities, including $219.7 million of primarily net lease properties.
The Company's real estate, including foreclosed properties, was as follows:

(In thousands)	March 31, 2018	December 31, 2017
Land	$2,307,415	$2,011,794
Buildings and improvements	11,848,970	12,403,794
Tenant improvements	148,629	134,709
Furniture, fixtures and equipment	371,059	383,855
Construction in progress	106,001	108,403
	14,782,074	15,042,555
Less: Accumulated depreciation	(681,200)	(578,297)
Real estate assets, net	$14,100,874	$14,464,258
Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Proceeds from sales of real estate	$112,562	$903,841
Gain on sale of real estate	18,444	8,970
Real estate sold or classified as held for sale during the three months ended March 31, 2018 and 2017 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio in 2017 that was acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition in July 2017, as discussed in Note 18.
Real estate held for sale at March 31, 2018 and December 31, 2017 is presented in Note 10.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Three Months Ended March 31, 2018
Asset Acquisitions(2)
Various	Industrial—Various in U.S.(3)	10	$179,203	$39,476	$129,264	$10,903	$(440)
Year Ended Ended December 31, 2017
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—Los Angeles, CA (4)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)	Useful life of real estate acquired in 2018 is 30 years for buildings, 8 to 14 years for site improvements, 4 to 10 years for tenant improvements and 4 to 10 years for lease intangibles.

(3)	Includes acquisition of $11.0 million of land for co-development with operating partners.

(4)
In September 2017, 90% of equity in the property holding entity was syndicated to third party investors. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The interest retained by the Company is reflected as an equity method investment.

Depreciation and Impairment
Depreciation expense on real estate was $118.4 million and $104.3 million for the three months ended March 31, 2018 and 2017, respectively.
Refer to Note 14 for discussion of impairment on real estate.
Property Operating Income
The components of property operating income were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Rental income	$162,614	$151,243
Tenant reimbursements	38,922	31,525
Resident fee income (1)	69,217	65,694
Hotel operating income	283,977	178,392
	$554,730	$426,854
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) allows us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Commitments and Contractual Obligations
Guarantee Agreements—In connection with the THL Hotel Portfolio, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2018 and 2037. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $100 million. The Company had similar provisions related to its core hotel portfolio in the hospitality segment, but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to the franchisors.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $2.0 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

6. Loans Receivable
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNS Investment Entities to Colony NorthStar Credit and deconsolidated these entities, including $1.29 billion of loans receivable.
The following table provides a summary of the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	March 31, 2018				December 31, 2017
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$626,159	$635,516	9.7%	3.3	$1,081,030	$1,082,513	9.1%	2.8
Securitized loans (1)	32,219	33,083	5.8%	17.0	35,566	36,603	5.9%	16.8
Mezzanine loans	337,543	334,861	11.8%	1.7	459,433	456,463	12.2%	2.3
Corporate loans	46,837	46,539	9.9%	9.8	46,840	46,592	9.9%	10.0
	1,042,758	1,049,999			1,622,869	1,622,171
Variable rate
Mortgage loans	212,809	222,920	3.5%	0.8	414,428	423,199	6.0%	1.7
Securitized loans (1)	79,612	78,625	5.2%	17.8	461,489	462,203	6.4%	3.5
Mezzanine loans	—	—	—%	0.0	34,391	34,279	9.8%	1.3
	292,421	301,545			910,308	919,681
	1,335,179	1,351,544			2,533,177	2,541,852
PCI Loans
Mortgage loans	1,817,498	623,434			1,865,423	682,125
Securitized loans	22,986	3,180			23,298	3,400
Mezzanine loans	7,425	3,671			7,425	3,671
	1,847,909	630,285			1,896,146	689,196
Allowance for loan losses		(53,980)				(52,709)
	3,183,088	1,927,849			4,429,323	3,178,339
Loans at fair value
Securitized loans (2)	72,122	44,330			72,511	45,423
Total loans receivable	$3,255,210	$1,972,179			$4,501,834	$3,223,762
__________

(1)	Represents loans held in securitization trusts that are consolidated by the Company (Note 15).

(2)
Represents loans held by a securitization trust that is consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The Company elected the fair value option and adopted the measurement alternative to value the loans receivable at the same fair value as the bonds payable issued by the consolidated securitization trust. (Note 14)

Nonaccrual and Past Due Loans
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

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
March 31, 2018	$1,126,605	$4,251	$89,315	$131,373	$1,351,544
December 31, 2017	2,268,599	145,986	9,410	117,857	2,541,852

Troubled Debt Restructuring
During the three months ended March 31, 2018 and 2017, there were no loans modified as TDRs, in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At March 31, 2018 and December 31, 2017, carrying value of existing TDR loans before allowance for loan losses was $37.8 million and $66.4 million, respectively. These TDR loans were not in default post-modification. As of March 31, 2018, the Company has no additional commitments to lend to borrowers with TDR loans.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
March 31, 2018	$160,684	$84,858	$75,069	$159,927	$6,308
December 31, 2017	383,594	138,136	248,759	386,895	7,424
The average carrying value and interest income recognized on non-PCI impaired loans were as follows. There was no cash basis interest income recognized on non-PCI impaired loans in all periods presented.

	Three Months Ended March 31,
(In thousands)	2018	2017
Average carrying value before allowance for loan losses	$273,410	$103,795
Total interest income recognized during the period impaired	29	756
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected, which represents the nonaccretable difference, is not recognized as an adjustment of yield, loss accrual or valuation allowance.
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
There were no PCI loans acquired in the three months ended March 31, 2018.
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Beginning accretable yield	$42,435	$52,572
Additions	—	23,594
Dispositions	(2,565)	—
Changes in accretable yield	1,989	5,187
Accretion recognized in earnings	(12,579)	(15,809)
Effect of changes in foreign exchange rates	354	81
Ending accretable yield	$29,634	$65,625
The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $195.8 million at March 31, 2018 and $196.5 million at December 31, 2017, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
Allowance for Loan Losses
On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date and is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected or an observable market price for the loan.
For PCI loans, provision for loan losses is recorded if it is assessed that decreases in cash flows expected to be collected would result in a decrease in the estimated fair value of the loan below its amortized cost.
The allowance for loan losses and related carrying values of loans held for investment, excluding loans carried at fair value, were as follows:

	March 31, 2018		December 31, 2017
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$6,308	$84,858	$7,424	$138,136
PCI loans	47,672	161,098	45,285	169,789
	$53,980	$245,956	$52,709	$307,925
Changes in allowance for loan losses is presented below:

	Three Months Ended March 31,
(In thousands)	2018	2017
Allowance for loan losses at January 1	$52,709	$67,980
Contribution to Colony NorthStar Credit (Note 4)	(518)	—
Provision for loan losses, net	5,375	6,724
Charge-off	(3,586)	(5,234)
Allowance for loan losses at March 31	$53,980	$69,470

Included in the $2.7 million and $4.2 million of provision for loan losses on PCI loans for the three months ended March 31, 2018 and 2017, respectively, were recoveries of $0.1 million and $1.0 million, respectively, of provision previously recorded. Additionally, there was $0.8 million of recoveries in provision for loan losses on non-PCI loans of $2.7 million for the three months ended March 31, 2018, while there were no recoveries on the $2.5 million of provision for loan losses on non-PCI loans for the three months ended March 31, 2017.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $88.8 million, of which the Company's share was $81.8 million, net of amounts attributable to noncontrolling interests.

7. Investments in Unconsolidated Ventures
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNS Investment Entities to Colony NorthStar Credit and deconsolidated these entities, which included interests in third party private funds and acquisition, development and construction ("ADC") loans with a combined carrying value of approximately $208.7 million. In consideration for its contribution, the Company received interests in Colony NorthStar Credit, accounted for under the equity method.
The Company's investments in unconsolidated ventures represent noncontrolling equity interests in various entities, including investments for which fair value option was elected, as follows:

(In thousands)	March 31, 2018	December 31, 2017
Equity method investments
Investment ventures	$2,240,057	$1,297,180
Private funds	199,661	229,874
	2,439,718	1,527,054
Other equity investments
Investment ventures	89,129	89,261
Private funds and retail companies	20,783	38,924
	109,912	128,185
	$2,549,630	$1,655,239
Equity Method Investments
The Company owns significant interests in Colony NorthStar Credit and NRE, both publicly-traded REITs that it manages. The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected fair value option to account for its interests in certain investment ventures as well as limited partnership interests in third party private funds acquired through the Merger (see Note 14).
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance.

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at March 31, 2018 (1)	Carrying Value at
Investments	Description			March 31, 2018	December 31, 2017
Colony NorthStar Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.6%	$1,161,930	$—
NorthStar Realty Europe Corp	Common equity in publicly traded equity REIT managed by the Company	(2)	10.3%	73,978	73,578
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	107,468	105,082
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	465,527	440,704
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	166,464	331,268
Private funds	General partner and/or limited partner interests in private funds		Various	27,716	25,101
Other investment ventures	Interests in 16 investments, each with no more than $61 million carrying value at March 31, 2018		Various	188,652	187,420
Fair value option	Interests in initial stage or real estate development ventures and limited partnership interests in private funds		Various	247,983	363,901
				$2,439,718	$1,527,054
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

(2)
The Company's role as manager is under the supervision and direction of the respective board of directors, which includes representatives from the Company but the majority of whom are independent directors. In connection with the Company's investment in NRE, the Company has an ownership waiver under NRE’s charter which allows the Company to own up to 45% of NRE’s common stock, and to the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted.

(3)	Some preferred equity investments may not have a stated ownership interest.

(4)
The Company owns varying levels of stated equity interests in certain ADC investments as well as profit participation interests in real estate ventures without a stated ownership interest in other ADC investments.

In March 2017 and June 2017, the Company sold all of its shares in an equity method investment in Starwood Waypoint Homes (formerly known as Colony Starwood Homes) for total net proceeds of $500.5 million and recognized a gain of $191.2 million in aggregate, included in earnings from investments in unconsolidated ventures.
As of March 31, 2018, the Company has assessed that there are no equity method investments that are other-than-temporarily impaired.
Other Equity Investments
Investments that do not qualify for equity method accounting consist of the following:
Investment Ventures—This represents common equity in the Albertsons/Safeway supermarket chain (with 50% ownership by a co-investment partner) which is carried at cost, adjusted for any impairment and observable price changes, where applicable.
Retail Companies—The Company has immaterial interests in its sponsored non-traded REITs, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro") for which the Company applies the NAV practical expedient (see Note 14).
Private Funds—This represents a limited partnership interest in a third party private fund sponsored by an equity method investee for which the Company elected the NAV practical expedient (see Note 14).

Investment and Other Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At March 31, 2018, the Company’s share of these commitments was $46.6 million.
Private Funds—At March 31, 2018, the Company had unfunded commitments of $274.9 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.

8. Securities
The following table summarizes the Company's investment in debt securities classified as available-for-sale ("AFS") and equity securities held by a consolidated fund that are accounted for at fair value through earnings.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2018
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (1):
CMBS	$136,192	$2,687	$(7,361)	$131,518
Other securities (2)	11,549	2,093	(190)	13,452
N-Star CDO bonds (3)	83,411	2,498	(5,744)	80,165
CMBS and other securities (4)	27,861	568	(6)	28,423
	259,013	7,846	(13,301)	253,558
Equity securities of consolidated fund				35,342
				$288,900
December 31, 2017
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (1):
CMBS	$144,476	$3,999	$(530)	$147,945
Other securities (2)	61,302	5,994	(313)	66,983
N-Star CDO bonds (3)	88,374	2,778	(219)	90,933
CMBS and other securities (4)	38,928	3,739	(186)	42,481
	333,080	16,510	(1,248)	348,342
Equity securities of consolidated fund				35,600
				$383,942
__________
(1) Carrying value of CDO bonds payable in consolidated N-Star CDOs was $196.4 million at March 31, 2018 and $215.5 million at December 31, 2017.
(2) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.

(3)
Excludes principal amount of N-Star CDO bonds held by the Company in its consolidated CDOs that are eliminated upon consolidation of $136.9 million at March 31, 2018 and $140.1 million at December 31, 2017.

(4)
Includes CMBS of $27.6 million at March 31, 2018 and $25.1 million at December 31, 2017 held by a sponsored investment company, which is consolidated by the Company through its seed capital. Other securities include a trust preferred security and certain investments in other third party CDO bonds.

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
At March 31, 2018, contractual maturities of CRE securities ranged from four months to 43 years, with a weighted average expected maturity of 5.9 years.
Equity Securities of Consolidated Fund—These are publicly traded equity securities held by a consolidated open-end fund. These equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Disposition of Securities
Realized gains (losses) from sale of securities are recorded in other gain (loss), as follows.

	Three Months Ended March 31,
(In thousands)	2018	2017
Available-for-sale debt securities:
Proceeds from sale	$63,185	$24,788
Gross realized gain	8,384	567
Equity securities of consolidated fund:
Realized gain, net	499	—
Impairment of AFS Debt Securities
The following table presents AFS debt securities in a gross unrealized loss position:

	March 31, 2018				December 31, 2017
	Less Than 12 Months		More Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$83,214	$(6,930)	$1,966	$(431)	$2,229	$(530)
Other securities	4,603	(190)	—	—	8,218	(313)
N-Star CDO bonds	43,125	(5,744)	—	—	13,392	(219)
CMBS and other securities	—	—	1	(6)	12,956	(186)
	$130,942	$(12,864)	$1,967	$(437)	$36,795	$(1,248)
At December 31, 2017, there were no AFS debt securities in a gross unrealized loss position for more than 12 months. Any unrealized loss on securities acquired through the Merger were reset on the Closing Date.
The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. OTTI exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
For the three months ended March 31, 2018, the Company recorded $4.4 million of OTTI loss in other gain (loss) in the consolidated statements of operations due to an adverse change in expected cash flows on N-Star CDOs, some of which are PCI debt securities, and CMBS held by consolidated N-Star CDOs. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them. There was no OTTI loss recognized in the three months ended March 31, 2017.
At March 31, 2018, the Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired. At December 31, 2017, there were no AFS securities with unrealized loss in accumulated other comprehensive income that have not been other than temporarily impaired.

Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger, consisting of certain N-Star CDOs, other CDOs and CMBS securities, were considered to be credit-impaired at acquisition, with the following outstanding balance:

(In thousands)	March 31, 2018	December 31, 2017
Outstanding principal	$377,993	$411,174
Amortized cost	14,196	26,761
Carrying value	21,599	31,789
PCI debt securities are recorded at their initial investment and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured at acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the security. The difference between contractually required payments at the acquisition date and the cash flows expected to be collected, which represents the nonaccretable difference, reflects the estimated future credit losses expected to be incurred over the life of the security and is not accreted to interest income nor recorded on the balance sheet. Subsequent decreases in undiscounted expected cash flows attributable to further credit deterioration as well as changes in expected timing of future cash flows can result in recognition of OTTI.
Information about these PCI debt securities upon acquisition, including the effect of measurement period adjustments recorded during the year ended December 31, 2017, is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$574,088
Less: Nonaccretable difference	(449,261)
Cash flows expected to be collected	124,827
Less: Accretable yield	(70,283)
Fair value of PCI debt securities acquired	$54,544
The table below presents changes in accretable yield related to these PCI debt securities. The three months ended March 31, 2017 reflects the effect of measurement period adjustments subsequently recorded during the year ended December 31, 2017.

	Three Months Ended March 31,
(In thousands)	2018	2017
Beginning accretable yield	$44,610	$—
Assumed through the Merger	—	70,283
Accretion recognized in earnings	(2,143)	(4,146)
Reduction due to payoffs or disposals	(9,335)	—
Net reclassifications to nonaccretable difference	819	(5,437)
Ending accretable yield	$33,951	$60,700

9. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following tables present changes in the carrying value of goodwill and the goodwill balance by reporting segment.

	Three Months Ended March 31,
(In thousands)	2018	2017
Beginning balance	$1,534,561	$680,127
Business combinations (1)	—	1,285,502
Transfer to held for sale (2)	—	(248,264)
Ending balance (3)	$1,534,561	$1,717,365
__________

(1)	Amount does not reflect the effects of subsequent measurement period adjustments that were made within a one year period following consummation of the Merger.

(2)
Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger, transferred to held for sale as of March 31, 2017 and subsequently sold on December 29, 2017.

(3)	Total goodwill amount is not deductible for income tax purposes.

(In thousands)	March 31, 2018	December 31, 2017
Balance by reporting segment:
Industrial	$20,000	$20,000
Investment management	1,514,561	1,514,561
	$1,534,561	$1,534,561
Impairment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. As a result of the Company's annual impairment test in 2017, the Company recognized an impairment to the investment management goodwill of $316.0 million.
No goodwill impairment was recognized during the three months ended March 31, 2018 and 2017.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows.

	March 31, 2018			December 31, 2017
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$245,989	$(111,770)	$134,219	$243,037	$(98,021)	$145,016
Above-market lease values	163,270	(39,521)	123,749	166,571	(34,968)	131,603
Below-market ground lease obligations	36,100	(524)	35,576	29,625	(316)	29,309
Deferred leasing costs	125,581	(41,809)	83,772	121,765	(38,389)	83,376
Lease incentives	14,578	(560)	14,018	14,565	(298)	14,267
Trade name (2)	79,700	(3,932)	75,768	79,700	(3,131)	76,569
Investment management contracts	201,698	(75,925)	125,773	342,127	(70,394)	271,733
Customer relationships	59,400	(11,572)	47,828	59,400	(10,421)	48,979
Other (3)	53,741	(2,548)	51,193	54,061	(2,041)	52,020
Total deferred leasing costs and intangible assets	$980,057	$(288,161)	$691,896	$1,110,851	$(257,979)	$852,872
Intangible Liabilities
Below-market lease values	$215,866	$(43,057)	$172,809	$214,833	$(36,426)	$178,407
Above-market ground lease obligations	16,019	(964)	15,055	13,417	(715)	12,702
Total intangible liabilities	$231,885	$(44,021)	$187,864	$228,250	$(37,141)	$191,109
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Amounts are presented net of impairments and write-offs, including contracts written off in connection with the Combination (Notes 4 and 14).

(2)	The NSAM trade name is amortized over its useful life of 20 years, while Colony trade name is determined to have an indefinite useful life and not currently subject to amortization.

(3)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with certain hotel properties which are amortized over 10 to 15 years.

Impairment of investment management contracts is discussed in Note 14.

The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended March 31,
(In thousands)	2018	2017
Above-market lease values	$(5,183)	$(5,514)
Below-market lease values	7,108	7,440
Lease incentives	(262)	—
Net increase (decrease) to rental income	$1,663	$1,926

Above-market ground lease obligations	$(286)	$(171)
Below-market ground lease obligations	463	119
Net increase (decrease) to ground rent expense	$177	$(52)

In-place lease values	$12,405	$19,935
Deferred leasing costs	4,171	4,246
Trade name	804	856
Investment management contracts	5,686	8,218
Customer relationships	1,152	2,940
Other	515	2,275
Amortization expense	$24,733	$38,470
The following table presents future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Above-market lease values	$(13,186)	$(16,696)	$(15,823)	$(14,962)	$(13,649)	$(49,433)	$(123,749)
Below-market lease values	19,187	23,962	21,714	19,941	18,510	69,495	172,809
Lease incentives	796	1,061	1,066	1,128	1,127	8,840	14,018
Increase to rental income	$6,797	$8,327	$6,957	$6,107	$5,988	$28,902	$63,078

Above-market ground lease obligations	$(664)	$(867)	$(867)	$(867)	$(867)	$(10,923)	$(15,055)
Below-market ground lease obligations	752	796	796	796	796	31,640	35,576
Increase to rent expense	$88	$(71)	$(71)	$(71)	$(71)	$20,717	$20,521

In-place lease values	$21,224	$21,050	$16,209	$11,112	$8,954	$55,670	$134,219
Deferred leasing costs	12,936	14,730	12,090	9,314	7,327	27,375	83,772
Trade name	2,412	3,214	3,214	3,214	3,214	45,000	60,268
Investment management contracts	12,211	14,586	13,746	13,137	12,719	59,374	125,773
Customer relationships	3,455	4,607	4,607	4,607	4,607	25,945	47,828
Other	1,506	2,013	2,013	2,013	2,014	14,040	23,599
Amortization expense	$53,744	$60,200	$51,879	$43,397	$38,835	$227,404	$475,459

10. Assets and Related Liabilities Held For Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	March 31, 2018	December 31, 2017
Assets
Restricted cash	$1,533	$1,020
Real estate, net	935,096	720,686
Goodwill (1)	20,000	20,000
Intangible assets, net	34,935	37,337
Other assets	11,274	2,587
Total assets held for sale	$1,002,838	$781,630

Liabilities
Secured debt, net (2)	$215,366	$196,905
Lease intangibles and other liabilities, net	58,412	76,393
Total liabilities related to assets held for sale	$273,778	$273,298
__________

(1)	Associated with the broker-dealer business that is held for sale.

(2)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.
Assets held for sale at March 31, 2018 did not constitute discontinued operations, other than those acquired through business combinations that qualified as held for sale upon acquisition, as discussed in Note 18.

11. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	March 31, 2018	December 31, 2017
Capital expenditures reserves (1)	$238,368	$249,612
Real estate escrow reserves (2)	36,441	42,420
Borrower escrow deposits	11,419	41,545
Working capital and other reserves (3)	22,518	23,043
Tenant lock boxes (4)	18,422	16,486
Restricted cash of consolidated N-Star CDOs (5)	55,058	13,656
Other	71,140	84,316
Total restricted cash	$453,366	$471,078
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)	Represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2018	December 31, 2017
Interest receivable	$15,211	$21,529
Straight-line rents	52,522	45,598
Hotel-related reserves (1)	31,603	29,208
Investment deposits and pending deal costs	3,231	1,706
Deferred financing costs, net (2)	9,044	10,068
Contingent consideration escrow account (3)	17,302	15,730
Derivative assets (Note 13)	7,267	10,152
Prepaid taxes and deferred tax assets, net	53,445	79,063
Receivables from resolution of investments (4)	5,539	15,215
Contributions receivable (5)	12,000	25,501
Accounts receivable (6)	95,446	87,744
Prepaid expenses	37,291	29,526
Other assets	49,693	20,296
Fixed assets, net	52,245	53,632
Total other assets	$441,839	$444,968
__________

(1)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)
Contingent consideration escrow account holds certificates of deposit and cash for dividends paid on OP units held in escrow for the contingent consideration that may be earned by certain executives in connection with the acquisition of the investment management business of Colony's former manager (Note 14). Upon settlement of the contingent consideration in connection with the Internalization at the end of the earnout period on June 30, 2018, dividends that were paid on OP units earned will be paid to the executives.

(4)	Represents primarily proceeds from loan payoffs held in escrow at March 31, 2018.

(5)	Represents contributions receivable from noncontrolling interests in investment entities as a result of capital calls made at quarter end.

(6)
Includes receivables for hotel operating income and resident fees as well as rent and other tenant receivables. Presented net of total allowance for bad debt of approximately $7.0 million and $5.6 million at March 31, 2018 and December 31, 2017, respectively.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2018	December 31, 2017
Tenant security deposits	$28,107	$27,560
Borrower escrow deposits	16,925	46,231
Deferred income (1)	47,639	42,457
Interest payable	40,523	42,462
Derivative liabilities (Note 13)	150,798	204,848
Contingent consideration—THL Hotel Portfolio (Note 3)	7,760	7,419
Share repurchase payable (2)	36,166	—
Current and deferred income tax liability	130,444	166,276
Accrued compensation	33,877	77,483
Accrued real estate and other taxes	77,155	77,060
Other accrued expenses	88,394	107,508
Accounts payable and other liabilities	133,651	98,857
Total accrued and other liabilities	$791,439	$898,161
__________

(1)	Represents primarily prepaid rental income and interest income held in reserve accounts.
Includes deferred asset management fee income of $3.7 million and $2.7 million at March 31, 2018 and December 31, 2017, respectively, which will be recognized as fee income on a straightline basis through 2025. Adoption of the new revenue recognition standard had resulted in approximately $1.6 million increase to deferred management fee income on January 1, 2018. For the three months ended March 31, 2018, approximately $0.6 million relating to the deferred asset management fee balance at January 1, 2018 was recognized as fee income.

(2)	Represents the Company's common stock repurchases with trade date in March 2018 and settlement date in April 2018.

12. Debt
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNS Investment Entities to Colony NorthStar Credit and deconsolidated these entities, which included $379.9 million of debt.
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable	Junior Subordinated Notes	Total Debt
March 31, 2018
Debt at amortized cost
Principal	$100,000	$616,105	$9,531,911	$253,829	$280,117	$10,781,962
Premium (discount), net	NA	3,024	(70,648)	(84,971)	(82,552)	(235,147)
Deferred financing costs	NA	(8,351)	(87,104)	(34)	—	(95,489)
	100,000	610,778	9,374,159	168,824	197,565	10,451,326
Debt at fair value (3)	—	—	—	44,103	—	44,103
	$100,000	$610,778	$9,374,159	$212,927	$197,565	$10,495,429
December 31, 2017
Debt at amortized cost
Principal	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
Premium (discount), net	NA	3,131	(78,634)	(87,319)	(83,064)	(245,886)
Deferred financing costs	NA	(8,905)	(91,360)	(203)	—	(100,468)
	50,000	610,331	9,622,175	303,709	197,053	10,783,268
Debt at fair value (3)	—	—	—	44,542	—	44,542
	$50,000	$610,331	$9,622,175	$348,251	$197,053	$10,827,810
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
Debt with carrying value of $168.5 million at March 31, 2018 and $202.8 million at December 31, 2017 were related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 10).

(3)
Represents a securitization trust that is consolidated by a NorthStar CDO. The NorthStar CDO is in turn consolidated by the Company. The Company elected the fair value option to value the bonds payable issued by the consolidated securitization trust (Note 14).

The following table summarizes certain information about the different components of debt carried at amortized cost:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
March 31, 2018
Recourse
Corporate credit facility	$—	—%	0.0	$100,000	4.13%	2.8	$100,000	4.13%	2.8
Convertible and exchangeable senior notes	616,105	4.27%	3.8	—	—%	0.0	616,105	4.27%	3.8
Junior subordinated debt	—	—%	0.0	280,117	5.18%	18.2	280,117	5.18%	18.2
Secured debt (1)	38,714	5.02%	7.7	—	—%	0.0	38,714	5.02%	7.7
	654,819			380,117			1,034,936

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
Non-recourse
Securitization bonds payable	17,279	2.73%	31.5	236,550	2.38%	34.4	253,829	2.41%	34.2
Secured debt (2)
Healthcare	2,168,925	4.65%	2.7	1,109,495	6.30%	1.7	3,278,420	5.21%	2.4
Industrial	1,014,030	3.81%	11.1	—	—%	0.0	1,014,030	3.81%	11.1
Hospitality	9,918	12.78%	0.4	2,599,681	4.99%	0.9	2,609,599	5.02%	0.9
Other Real Estate Equity	272,909	3.96%	4.4	1,809,348	4.25%	2.1	2,082,257	4.21%	2.4
Real Estate Debt	—	—%	0.0	508,891	4.33%	2.6	508,891	4.33%	2.6
	3,483,061			6,263,965			9,747,026
Total debt	$4,137,880			$6,644,082			$10,781,962

December 31, 2017
Recourse
Corporate credit facility	$—	—%	—	$50,000	3.51%	3.0	$50,000	3.51%	3.0
Convertible and exchangeable senior notes	616,105	4.27%	4.0	—	—%	—	616,105	4.27%	4.0
Junior subordinated debt	—	—%	—	280,117	4.56%	18.4	280,117	4.56%	18.4
Secured debt (1)	39,219	5.02%	7.9	—	—%	—	39,219	5.02%	7.9
	655,324			330,117			985,441
Non-recourse
Securitization bonds payable	30,132	3.45%	29.9	361,099	3.02%	28.4	391,231	3.05%	28.5
Secured debt (2)
Healthcare	2,168,936	4.65%	2.9	1,119,320	5.75%	2.0	3,288,256	5.03%	2.6
Industrial	1,014,229	3.50%	11.4	—	—%	0.0	1,014,229	3.50%	11.4
Hospitality	9,038	11.00%	0.6	2,599,681	4.67%	1.1	2,608,719	4.69%	1.1
Other Real Estate Equity	374,789	4.07%	5.5	1,841,209	4.02%	2.3	2,215,998	4.03%	2.8
Real Estate Debt	—	—%	—	625,748	4.05%	2.6	625,748	4.05%	2.6
	3,597,124			6,547,057			10,144,181
Total debt	$4,252,448			$6,877,174			$11,129,622
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare and other real estate equity segments with aggregate outstanding principal of $447.2 million at March 31, 2018 and $384.5 million at December 31, 2017 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders to restructure or otherwise refinance the debt.

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
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At March 31, 2018, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At March 31, 2018, the Company was in compliance with all of the financial covenants.
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
Convertible and Exchangeable Senior Notes
Convertible senior notes and exchangeable senior notes (assumed from NRF at fair value in the Merger) are senior unsecured obligations of the Company and are guaranteed by the Company on a senior unsecured basis.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2018	December 31, 2017

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,155	June 15, 2023	13,605	13,605
								$616,105	$616,105
__________

(1)	Represents initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
Securitization Bonds Payable
Securitization bonds payable represent debt issued by securitization vehicles consolidated by the Company (Note 15). This includes CMBS debt as well as collateralized loan obligation debt, which were bonds issued by the consolidated N-Star CDO I and CDO IX that were assumed by the Company at fair value upon the Merger.
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
Interest Incurred
Total interest incurred on the Company's debt, including interest capitalized on real estate under development or construction, was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Interest expensed	$148,889	$126,278
Interest capitalized	429	—
Total interest incurred	$149,318	$126,278

13. Derivatives
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

Fair value of derivative assets and derivative liabilities were as follows:

	March 31, 2018			December 31, 2017
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$4,594	$1,373	$5,967	$8,009	$975	$8,984
Interest rate contracts	—	1,300	1,300	—	1,168	1,168
Included in other assets	$4,594	$2,673	$7,267	$8,009	$2,143	$10,152
Derivative Liabilities
Foreign exchange contracts	$(39,404)	$(7,854)	$(47,258)	$(39,101)	$(5,307)	$(44,408)
Interest rate contracts	—	(103,540)	(103,540)	—	(160,440)	(160,440)
Included in accrued and other liabilities	$(39,404)	$(111,394)	$(150,798)	$(39,101)	$(165,747)	$(204,848)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $10.9 million and $1.9 million of cash collateral on deposit at March 31, 2018 and December 31, 2017, respectively, included in other assets.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at March 31, 2018, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)					Range of Expiration Dates
		Designated		Non-Designated		FX Rates ($ per unit of foreign currency)
EUR	FX Collar		€117,938		€25	Min $1.06 / Max $1.53	December 2018 to January 2021
GBP	FX Collar		£42,948		£3,802	Min $1.45 / Max $1.82	June 2019 to December 2019
EUR	FX Forward		€271,616		€9,853	Min $1.10 / Max $1.38	April 2018 to January 2022
GBP	FX Forward		£95,729		£47,421	Min $1.23 / Max $1.27	December 2018 to December 2020
NOK	FX Forward	NOK	771,211	NOK	151,789	0.13	August 2018
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €452.5 million, £243.4 million and NOK785.7 million, or a total of $998.9 million at March 31, 2018, and €499.2 million, £250.6 million and NOK771.2 million, or a total of $1,139.0 million at December 31, 2017.
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

Following the liquidation of underlying investments of foreign subsidiaries, net realized gain of $2.6 million and $1.3 million on net investment hedges were transferred out of accumulated other comprehensive income into earnings, recorded in other gain (loss) for the years ended March 31, 2018 and 2017, respectively.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss). For the years ended March 31, 2018 and 2017, dedesignated net investment hedges yielded unrealized losses of $2.9 million and $0.5 million, respectively.
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At March 31, 2018, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate swaps	$229	1-Month LIBOR	5.12%	July 2018
Interest rate caps	$6,427,513	1-Month LIBOR	2.46% - 5.70%	June 2018 to November 2019
Interest rate caps	$221,270	3-Month LIBOR	3.50%	August 2018 to March 2019
Interest rate caps	€555,589	3-Month EURIBOR	0.75% - 1.50%	October 2018 to September 2022
Interest rate caps	£429,904	3-Month GBP LIBOR	2.0% - 2.5%	November 2018 to February 2020
Basis swap	$10,000	(1)	(1)	January 2019
Deliverable swap futures	$16,134	(2)	(2)	June 2018
__________

(1)
Basis swap is held by a consolidated N-Star CDO, paying 3-month LIBOR plus 1.95% and receiving 1-month LIBOR plus 1.88%, used to economically hedge the timing of payments between certain underlying securities and corresponding bonds issued by the consolidated N-Star CDO.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
Amounts recorded in other gain (loss) were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Unrealized gain (loss):
Non-designated interest rate contracts	$56,657	$22,592
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
March 31, 2018
Derivative Assets
Foreign exchange contracts	$5,967	$(5,920)	$—	$47
Interest rate contracts	1,300	(1)	—	1,299
	$7,267	$(5,921)	$—	$1,346
Derivative Liabilities
Foreign exchange contracts	$(47,258)	$5,920	$6,403	$(34,935)
Interest rate contracts	(103,540)	1	4,500	(99,039)
	$(150,798)	$5,921	$10,903	$(133,974)

December 31, 2017
Derivative Assets
Foreign exchange contracts	$8,984	$(8,944)	$—	$40
Interest rate contracts	1,168	(4)	—	1,164
	$10,152	$(8,948)	$—	$1,204
Derivative Liabilities
Foreign exchange contracts	$(44,408)	$8,944	$—	$(35,464)
Interest rate contracts	(160,440)	4	1,900	(158,536)
	$(204,848)	$8,948	$1,900	$(194,000)

14. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected but excluding financial assets under the NAV practical expedient, categorized into the following three tier hierarchy:
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets
Loans receivable—securitized loans	$—	$—	$44,330	$44,330
Investments in unconsolidated ventures	—	—	247,983	247,983
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	131,518	131,518
Other securities	—	—	13,452	13,452
N-Star CDO bonds	—	—	80,165	80,165
CMBS and other securities	—	27,619	804	28,423
Equity securities of consolidated fund	35,342	—	—	35,342
Other assets—derivative assets	—	7,267	—	7,267
Liabilities
Debt—securitization bonds payable	—	—	44,103	44,103
Other liabilities—derivative liabilities	—	150,798	—	150,798
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,760	7,760
Due to affiliates—contingent consideration for Internalization	—	—	10,170	10,170

December 31, 2017
Assets
Loans receivable—securitized loans	$—	$—	$45,423	$45,423
Investments in unconsolidated ventures	—	—	363,901	363,901
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	147,945	147,945
Other securities	—	—	66,983	66,983
N-Star CDO bonds	—	—	90,933	90,933
CMBS and other securities	—	25,099	17,382	42,481
Equity securities of consolidated fund	35,600	—	—	35,600
Other assets—derivative assets	—	10,152	—	10,152
Liabilities
Debt—securitization bonds payable	—	—	44,542	44,542
Other liabilities—derivative liabilities	—	204,848	—	204,848
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,419	7,419
Due to affiliates—contingent consideration for Internalization	—	—	20,650	20,650
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
Investments in Unconsolidated Ventures
Equity investments carried at fair value on a recurring basis consist of investments in certain unconsolidated ventures, including investments in private funds acquired in connection with the Merger, for which fair value option was elected. Fair values are determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, transaction price for recently acquired investments, or pending sales price on an investment, as applicable. The Company considers cash flow provided by general partners of private funds and the implied yields of those funds in valuing its investments in private funds. However, the Company has not elected the practical expedient to measure the fair value of its investments in these private funds using the NAV of the underlying funds. Fair value of investments in unconsolidated ventures is classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in earnings from investments in unconsolidated ventures.
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
Due To Affiliates—Contingent Consideration for Internalization
In connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015 (the "Internalization"), contingent consideration is payable to certain senior executives of the
Company. Contingent consideration is to be paid in a combination of up to approximately 1.29 million shares of class A common stock, 115,226 shares of class B common stock and approximately 4.40 million OP Units. The contingent consideration is subject to multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target and capital-raising thresholds from the funds management business, adjusted for certain targets that have not been met and that have expired. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. The contingent consideration is remeasured at fair value each reporting period using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in other gain (loss) in the consolidated statement of operations. Fair value of the contingent consideration is measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital-raising component. The Company's class A common stock price and related equity volatilities are applied to convert the contingent consideration payout into shares.
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
Level 3 Recurring Fair Value Measurements
The Company relies on the third party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements for CRE debt securities, except for N-Star CDO bonds, loans receivable and bonds payable issued by a consolidated securitization trust held by a consolidated N-Star CDO. The Company believes that the pricing service or broker quotations for these instruments may be based on market transactions of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit, such as credit support and delinquency rates.
Quantitative information about recurring level 3 fair value measurements, for which information about unobservable inputs is reasonably available to the Company, are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
March 31, 2018
Investments in unconsolidated ventures—private funds	$171,945	Discounted cash flows	Discount rate	14.6% (12.0% - 20.0%)	Decrease
Investments in unconsolidated ventures—others	26,712	Discounted cash flows	Discount rate	14.3% (8.8% - 15.5%)	Decrease
Investments in unconsolidated ventures—others	49,326	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	80,165	Discounted cash flows	Discount rate	19.5% (10.6% - 68.3%)	Decrease
Due to affiliates—contingent consideration for Internalization	10,170	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (3)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,760	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2017
Investments in unconsolidated ventures—private funds	$204,774	Discounted cash flows	Discount rate	14.6% (11.0% - 20.0%)	Decrease
Investments in unconsolidated ventures—others	26,408	Discounted cash flows	Discount rate	14.2% (8.8% - 14.8%)	Decrease
Investments in unconsolidated ventures—others	132,719	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	90,933	Discounted cash flows	Discount rate	24.0% (10.8% - 87.4%)	Decrease
Due to affiliates—contingent consideration for Internalization	20,650	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (3)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,419	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Represents transacted price for investments acquired in the fourth quarter of 2017 and first quarter of 2018.

(3)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income. Any transfers in or out of Level 3 are assumed to occur at the beginning of the year.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Loans Receivable	Investments in Unconsolidated Ventures	Securities	Debt	Due To Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2016	$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger	—	416,696	427,560	—	—	—
Purchases or contributions	—	73	21,321	—	—	—
Paydowns or distributions	—	(26,746)	(31,321)	—	—	—
Realized gains (losses) in earnings	—	—	(1,193)	—	—	—
Unrealized gains (losses):
In earnings	—	10,961	—	—	3,400	—
In other comprehensive income (loss)	—	—	(5,652)	—	—	—
Fair value at March 31, 2017	$—	$400,984	$410,715	$—	$(37,850)	$—
Unrealized gains (losses) on ending balance:
In earnings	$—	$10,961	$—	$—	$3,400	$—
In other comprehensive income (loss)	$—	$—	$(5,652)	$—	$—	$—

Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases or contributions	—	60,044	2,969	389	—	—
Paydowns, distributions or sales	(389)	(158,943)	(83,588)	—	—	—
Contribution to Colony NorthStar Credit (Note 4)	—	(26,134)	—	—	—	—
Realized gains (losses) in earnings	—	2,842	4,030	—	—	—
Unrealized gains (losses):
In earnings	(704)	6,273	—	50	10,480	(341)
In other comprehensive income (loss)	—	—	(20,715)	—	—	—
Fair value at March 31, 2018	$44,330	$247,983	$225,939	$(44,103)	$(10,170)	$(7,760)
Unrealized gains (losses) on ending balance:
In earnings	$(704)	$6,021	$—	$50	$10,480	$(341)
In other comprehensive income (loss)	$—	$—	$(5,457)	$—	$—	$—
Investments Carried at Fair Value Using Net Asset Value
Investments in non-traded REITs and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles effective January 1, 2018.

	March 31, 2018
(In thousands)	Fair Value	Unfunded Commitments
Private fund—real estate	$11,630	$14,493
Non-traded REITs—real estate	9,153	—
The Company's limited partnership interest in a third party sponsored closed-end private fund is not subject to redemption, with distributions to be received through liquidation of underlying investments of the fund. The fund has an expected life of eight years at its inception in 2017, which may be extended in one year increments up to two years at the discretion of its general partner, an equity method investee of the Company.

No secondary market currently exists for shares of the non-traded REITs. The Company-sponsored non-traded REITs have each adopted share repurchase programs, which provide for limited share repurchases and such programs may be amended, suspended or terminated at any time at the discretion of their respective Board of Directors. Subject to then-existing market conditions, the Company, as sponsor, expects to consider alternatives for providing liquidity to the non-traded REIT shares beginning five years from completion of the offering stage, but with no definitive date by which it must do so. In addition, the Company has agreed that its right to have its shares redeemed is subordinated to third party stockholders for so long as its advisory agreements are in effect.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of asset values due to impairment.
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	March 31, 2018			December 31, 2017
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$32,842	$157,217	$190,059	$13,252	$36,246	$49,498
Real estate held for investment	—	51,747	51,747	—	224,935	224,935
Intangible assets—investment management contracts	—	—	—	—	51,100	51,100
Investments in unconsolidated ventures	—	—	—	—	11,871	11,871
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended March 31,
(In thousands)	2018	2017
Impairment loss
Real estate held for sale	$8,763	$3,351
Real estate held for investment	4,206	5,168
Intangible assets—investment management contracts	140,429	—
Earnings from investments in unconsolidated ventures	—	2,144
Real Estate Held For Sale—The write down to fair value less cost to sell was estimated based on contracted sales prices, classified as Level 2 of the fair value hierarchy, or based on broker price opinions, discounted cash flows or income capitalization approach, classified as Level 3 of the fair value hierarchy, with discount rates between 8% and 10% or capitalization rate of 7%, and net of selling costs between 2% to 8% of the respective fair values.
Real Estate Held For Investment—Impaired real estate held for investment consisted primarily of properties in the Company's European portfolio, resulting from a combination of a reduction in the estimated holding period of these properties, tenant vacancy as well as exposure to the retail and leisure markets in the United Kingdom. Fair value of the impaired properties were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price based on broker price opinions, and applying terminal capitalization rates ranging from 5.5% to 13.3%, with longer term cash flow projections discounted at 10%. Additionally, as of December 31, 2017, impaired real estate included certain RIDEA properties that were converted into net lease properties in the healthcare segment, as well as certain properties in our healthcare segment and THL portfolio that experienced some damage from hurricanes.
Investment Management Contract Intangibles—Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar Income I and NorthStar Income II ceased to exist. Consequently, the carrying value of management contract intangible assets that were recognized for NorthStar Income I and NorthStar Income II at the time of the Merger, which aggregated to approximately $139.0 million, were written off.
Additionally, in the first quarter of 2018, the remaining balance of the NorthStar/RXR NY Metro management contract intangible of $1.4 million was impaired in consideration of the termination of its offering period effective March 31, 2018.
In 2017, the investment management contracts of non-traded REITs acquired through the Merger were impaired in the fourth quarter, with $55.3 million related to NorthStar Healthcare following an amendment to its advisory agreement and $3.7 million related to NorthStar/RXR NY Metro based on revised capital raising projections. Fair value of management contract intangibles were estimated based on an analysis of discounted excess earnings attributable to future fee income from each management contract, utilizing a discount rate of 9%.
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
Refer to Notes 6 and 9 for impairment on loans receivable and goodwill, respectively.
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below. The carrying values of cash, interest receivable, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,978,977	$1,978,977	$1,927,849
Liabilities
Debt at amortized cost
Corporate credit facility	—	100,000	—	100,000	100,000
Convertible and exchangeable senior notes	565,350	13,979	—	579,329	610,778
Secured and unsecured debt	—	—	9,454,051	9,454,051	9,374,159
Securitization bonds payable	—	16,546	149,254	165,800	168,824
Junior subordinated debt	—	—	199,411	199,411	197,565
December 31, 2017
Assets
Loans at amortized cost	$—	$—	$3,232,301	$3,232,301	$3,178,339
Liabilities
Debt at amortized cost
Corporate credit facility	—	50,000	—	50,000	9,622,175
Convertible senior notes	608,491	13,979	—	622,470	610,331
Secured and unsecured debt	—	—	9,703,680	9,703,680	9,622,175
Securitization bonds payable	—	132,815	169,908	302,723	303,709
Junior subordinated debt	—	—	216,316	216,316	197,053
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

15. Variable Interest Entities
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
All of the underlying assets, liabilities, equity, revenues and expenses of these securitization vehicles are consolidated within the Company's consolidated financial statements. Consolidation of these securitization vehicles does not have an economic impact to the Company. The Company’s exposure to the obligations of these securitization vehicles is generally limited to its investment in these entities, which was $186.3 million and $490.1 million at March 31, 2018 and December 31, 2017, respectively. The Company is not obligated to provide any financial support to these securitization vehicles, although it may, in its sole discretion, provide support such as protective and other advances as it deems appropriate. For the three months ended March 31, 2018 and 2017, the Company did not provide any such financial support to these securitization vehicles.

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
The Company's equity interest in one of its sponsored open-end private funds is deemed to absorb more than insignificant variability during the early stages of the fund while additional third party capital is being raised. The Company is considered to be acting in the capacity of a principal of the fund, therefore the Company is the primary beneficiary and currently consolidates the fund. The Company’s exposure is limited to the value of its outstanding investment in the fund of $10.1 million at March 31, 2018 and $10.2 million at December 31, 2017. The Company, as general partner, is not obligated to provide any financial support to the consolidated fund.
Unconsolidated VIEs
Securitizations
Prior to the Merger, NRF delegated the collateral management rights for certain sponsored CDOs and two third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represents a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to the ability to sell distressed collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities of the CDOs for which the Company does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CDOs, comprising CDO equity and CDO bonds, which aggregate to $83.5 million at March 31, 2018 and $102.2 million at December 31, 2017.
Trusts
The Company, through the Merger, acquired the Trusts, which are wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 12). The Company owns all of the common stock of the Trusts, however, the Company's interests in the Trusts do not represent variable interests. The Company determined that the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts, therefore, the Company does not consolidate the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at both March 31, 2018 and December 31, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet (Note 7). The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
Company-Sponsored Private Funds
As general partner, the Company has capital commitments directly to its sponsored funds. The Company may also invest alongside certain of its sponsored private funds through joint ventures between the Company and its sponsored funds, with the co-investment joint ventures consolidated by the Company, and the Company may have capital commitments satisfied directly through the co-investment joint ventures as an affiliate of the general partner. The Company's equity interests in these sponsored funds absorb insignificant variability. As the Company is considered to be acting in the capacity of an agent of these sponsored funds, the Company is not the primary beneficiary and does not consolidate these sponsored funds. The Company accounts for its equity interests in these sponsored funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in these sponsored funds, totaling $9.1 million at March 31, 2018 and $6.9 million at December 31, 2017, included within investments in unconsolidated ventures on the consolidated balance sheets.

16. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.
As a result of the Merger, each outstanding share of Colony's class A and class B common stock was converted into the right to receive 1.4663 shares of Colony NorthStar's class A and class B common stock, respectively. Accordingly, the Company's common shares outstanding for all periods prior to January 10, 2017 have been adjusted to reflect the Colony exchange ratio of 1.4663.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (1)	39,466	392,120	—
Shares canceled (2)	—	(2,984)	—
Shares issued upon redemption of OP units	—	45	—
Repurchase of common stock	—	(4,933)	—
Equity-based compensation, net of forfeitures	—	7,075	—
Shares canceled for tax withholding on vested stock awards	—	(359)	—
Shares outstanding at March 31, 2017	64,496	557,404	770

Shares outstanding at December 31, 2017	65,464	542,599	736
Shares issued upon redemption of OP Units	—	2	—
Repurchase of common stock	—	(42,306)	—
Equity-based compensation, net of forfeitures	—	3,257	—
Shares canceled for tax withholding on vested stock awards	—	(2,909)	—
Shares outstanding at March 31, 2018	65,464	500,643	736
__________

(1)
Shares were legally issued by Colony NorthStar, as the surviving combined company, as consideration for the Merger. However, as the Merger was accounted for as a reverse acquisition, the consideration transferred was measured based upon the number of shares of common stock and preferred stock that Colony, as the accounting acquirer, would theoretically have to issue to the shareholders of NSAM and NRF to achieve the same ratio of ownership in Colony NorthStar upon completion of the Merger (Note 3).

(2)	Represents NRF shares held by NSAM that were canceled upon consummation of the Merger, after giving effect to the exchange ratio.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2018:

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
Issuance and Redemption of Preferred Stock
There were no issuances or redemptions of preferred stock in the three months ended March 31, 2018.
In 2017, the Company issued 13.8 million shares of Series I preferred stock in June 2017 and 12.6 million shares of Series J preferred stock in September 2017 with dividend rates of 7.15% and 7.125% per annum, respectively. Proceeds received for Series I and Series J preferred stock totaled $637.9 million, net of underwriting discounts and offering costs payable by the Company. The Company applied the proceeds from the offerings, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock for $644.9 million in aggregate, based on a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to the respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders, respectively.
Common Stock
Except with respect to voting rights, class A common stock and class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class A common stock has one vote per share and class B common stock has thirty-six and one-half votes per share. This gives the holders of class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units) attributable to class B common stock holders and therefore, does not provide any disproportionate voting rights. Class B common stock was issued as consideration in the Company's acquisition in April 2015 of the investment management business and operations of its former manager, which was previously controlled by the Company's Executive Chairman. Each share of class B common stock shall convert automatically into one share of class A common stock if the Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s class B common stock into an equal number of shares of class A common stock.
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
Common Stock Repurchases
On February 26, 2018, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. During the three months ended March 31, 2018, the Company repurchased 42,306,294 shares of its class A common stock, at an aggregate cost of approximately $246.0 million (excluding commissions), or a weighted-average price of $5.82 per share.

In 2017, the Company had a similar stock repurchase program in which the Company repurchased the full authorized amount of $300.0 million (excluding commissions) of its outstanding class A common stock, equivalent to a total of 23,371,071 shares, at a weighted-average price of $12.84 per share. This included 2,150,120 shares of class A common stock repurchased for $29.8 million concurrent with the termination of the Call Spread, as discussed below.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the three months ended March 31, 2018 or the year ended December 31, 2017 in the form of new issuances.
Call Spread
Subsequent to the Merger, the Company guaranteed NSAM's obligation to a third party counterparty under a call option previously sold by NSAM, specifically a call spread transaction (the “Call Spread”) in which NSAM had previously purchased and sold a call option on its common stock. In March 2017, the Company terminated the Call Spread and received $21.9 million in settlement, including the release of $15.0 million of cash pledged as collateral. The net settlement was accounted for as a capital transaction.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	76	(5,107)	41	22,271	(8,813)	8,468
Amounts reclassified from AOCI	23	(106)	—	934	(960)	(109)
AOCI at March 31, 2017	$184	$(5,325)	$—	$(53,221)	$34,612	$(23,750)

AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—			(202)
Other comprehensive income (loss) before reclassifications	1,009	(15,736)	—	35,759	(18,534)	2,498
Amounts reclassified from AOCI	—	(3,800)	—	4,163	(938)	(575)
AOCI at March 31, 2018	$6,423	$(5,118)	$—	$85,853	$(38,121)	$49,037

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$(527)	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	12,106	(1,954)	11,133
Amounts reclassified from AOCI	(454)	994	257	797
AOCI at March 31, 2017	$—	$(44,113)	$10,101	$(34,012)

AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	29,242	(4,817)	24,425
Amounts reclassified from AOCI	—	4,415	1,267	5,682
AOCI at March 31, 2018	$—	$72,605	$(423)	$72,182
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2018	2017
Realized gain (loss) on marketable securities	$7,906	$106	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(4,106)	—	Other gain (loss), net
Release of cumulative translation adjustments	(4,163)	(934)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	(1,498)	—	Other gain (loss), net
Realized gain (loss) on net investment hedges	2,436	960	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	(23)	Earnings from investments in unconsolidated ventures

17. Noncontrolling Interests
Redeemable Noncontrolling Interests
This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company beginning in August 2017, and in Townsend for the period from January 10, 2017 through December 29, 2017, the date the Company sold its interest in Townsend. In connection with the Townsend sale, $20.0 million of the consideration received was allocated to certain members of Townsend management and the noncontrolling interests in Townsend was fully redeemed.
The following table presents a summary of changes in redeemable noncontrolling interests:

	Three Months Ended March 31,
(In thousands)	2018	2017
Beginning balance	$34,144	$—
Assumed through the Merger	—	78,843
Contributions	250	—
Distributions	(2,050)	—
Net income	(696)	617
Currency translation adjustment and other	—	12
Ending balance	$31,648	$79,472
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture parties.
In January 2017, the Company sold an 18.7% noncontrolling interest in its healthcare real estate portfolio through a newly formed joint venture pursuant to a purchase and sale agreement executed in November 2016 based upon terms negotiated prior to the Merger. The net excess of the carrying value of the noncontrolling interest sold over the consideration received resulted in a $41.2 million decrease to additional paid-in capital, including $9.2 million of cost of new capital. At March 31, 2018, noncontrolling interests own approximately 28.7% of the Company's healthcare portfolio.
For the three months ended March 31, 2018, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $5.8 million.
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
For the three months ended March 31, 2018, the Company redeemed 1,940 OP Units with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
For the year ended December 31, 2017, the Company redeemed 2,076,214 OP Units through the issuance of 1,684,170 shares of class A common stock (adjusted for the Merger exchange ratio) on a one-for-one basis and cash settlement of approximately $5.1 million to satisfy tax obligations of the OP unitholders.

18. Discontinued Operations
Asset groups acquired in connection with purchase business combinations that meet the criteria to be accounted for as held for sale at the date of acquisition are reported as discontinued operations.
Discontinued operations consisted primarily of a manufactured housing portfolio acquired through the Merger in January 2017 and certain properties acquired through consensual foreclosure of the THL Hotel Portfolio in July 2017.
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
Net income generated from operations of these held for sale asset groups is presented below.

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues
Property operating income	$716	$33,857
Other income	—	2,257
Expenses
Property operating expenses	(589)	(12,395)
Interest expense	—	(9,028)
Loss on sale of real estate assets	—	(2,108)
Other expenses	(10)	(23)
Net income from discontinued operations	117	12,560
Net income from discontinued operations attributable to:
Noncontrolling interests in investment entities	(53)	—
Noncontrolling interests in Operating Company	(3)	—
Net income from discontinued operations attributable to Colony NorthStar, Inc.	$61	$12,560

19. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Net income (loss) allocated to common stockholders
Income (loss) from continuing operations	$(26,416)	$39,630
Income from discontinued operations	117	12,560
Net income (loss)	(26,299)	52,190
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	696	(617)
Investment entities	(20,102)	(27,059)
Operating Company	4,378	1,083
Net income (loss) attributable to Colony NorthStar, Inc.	(41,327)	25,597
Preferred dividends	(31,387)	(30,813)
Net loss attributable to common stockholders	(72,714)	(5,216)
Net income allocated to participating securities	(629)	(2,238)
Net loss allocated to common stockholders—basic	(73,343)	(7,454)
Interest expense attributable to convertible notes (1)	—	—
Net loss allocated to common stockholders—diluted	$(73,343)	$(7,454)
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	530,680	506,405
Weighted average effect of dilutive shares (1)(3)	—	—
Weighted average number of common shares outstanding—diluted	530,680	506,405
Basic loss per share
Loss from continuing operations	$(0.14)	$(0.03)
Income from discontinued operations	0.00	0.02
Net loss attributable to common stockholders per basic common share	$(0.14)	$(0.01)
Diluted loss per share
Loss from continuing operations	$(0.14)	$(0.03)
Income from discontinued operations	0.00	0.02
Net loss attributable to common stockholders per diluted common share	$(0.14)	$(0.01)
__________

(1)
For the three months ended March 31, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million and $7.3 million of interest expense, respectively, and 38,112,100 and 38,717,000 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of Colony NorthStar. Accordingly, the historical share counts used to calculate the weighted average number of shares for the three months ended March 31, 2017 reflect the exchange ratio of 1.4663 applied to shares outstanding prior to the Closing Date.

(3)
For the three months ended March 31, 2018, 662,900 weighted average unvested non-participating restricted shares were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive. OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At March 31, 2018 and 2017, there were 32,280,500 and 34,313,300 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented. Also excluded from the computation of diluted earnings per share are shares of the Company's class A common stock that are contingently issuable pursuant to the contingent consideration arrangement (Note 14) and PSUs (Note 21) as the performance targets would not have been met had the contingency period ended on March 31, 2018.

20. Fee Income
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

On December 29, 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger. Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar Income I and NorthStar Income II ceased to exist; concurrently, the Company entered into a new management agreement with Colony NorthStar Credit.
The Company's fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2018	2017
Institutional funds	$13,141	$14,827
Non-traded REITs	11,459	22,237
Public companies—NRE, Colony NorthStar Credit	12,172	3,170
Broker-dealer, Townsend and other clients	70	13,016
	$36,842	$53,250
The following table presents the Company's fee income by type:

	Three Months Ended March 31,
(In thousands)	2018	2017
Base management fees ($34,176 and $38,984 from affiliates, respectively)	$34,176	$42,775
Asset management fees—from affiliates	674	606
Acquisition and disposition fees—from affiliates	1,922	5,929
Incentive fees—from affiliates	—	270
Other fee income	70	3,670
Total fee income	$36,842	$53,250
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, non-traded REITs, investment companies and NRE, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•
Non-Traded REITs—1% to 1.25% per annum of gross assets for NorthStar/RXR NY Metro and for NorthStar Income I and NorthStar Income II (through January 31, 2018 only), as well as 1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare. Effective January 1, 2018, $2.5 million per quarter of base management fee for NorthStar Healthcare will be paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published net asset value per share (as may be subsequently adjusted for any special distribution);

•	Investment Companies—1.25% per annum of average net assets;

•
NRE—a variable fee based on the European Public Real Estate Association Net Asset Value, as defined in the management agreement. Prior to 2018, it was a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement; and

•	Colony NorthStar Credit—1.5% per annum of Colony NorthStar Credit's stockholders' equity (as defined in its management agreement).
In 2017, the Company also earned base management fees from Townsend private funds at a fixed percentage of either assets under management, net asset value, total assets, committed capital or invested capital.
Asset Management Fees—The Company earns asset management fees from its managed private funds, which represents a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment.
Acquisition and Disposition Fees—The Company earns an acquisition fee of 1% of the amount funded or allocated to originate or acquire an investment by NorthStar Income I and NorthStar Income II (through January 31, 2018 only); and a disposition fee of 1% to 2% of the contractual sales price for disposition of an investment by NorthStar Income I and NorthStar Income II (through January 31, 2018 only) and by NorthStar Healthcare. The amended advisory agreement of NorthStar Healthcare no longer provides for an acquisition fee effective January 1, 2018.

Incentive Fees—The Company may earn contractual incentive fees from NRE and Colony NorthStar Credit (and in 2017, from Townsend segregated mandate accounts). Contractual incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company, generally at 40% consistent with market terms, is allocable to senior management, investment professionals and certain other employees of the Company through their participation in the Company-sponsored investment vehicles.
Other Fee Income—Other fees include advisory fees in connection with real estate acquisitions by a third party client, as well as selling commission and dealer manager fees. The Company, through NorthStar Securities, earns fees for selling equity in certain classes of shares in the retail companies, calculated as a percentage of the gross offering proceeds raised, up to 8% for selling commissions and dealer manager fees, depending on the share classes of the retail companies. All or a portion of selling commission and dealer manager fees may be reallowed to participating broker-dealers. In 2017, other income included advisory fees from Townsend clients at a fixed annual retainer.

21. Equity-Based Compensation
Upon consummation of the Merger, each outstanding Colony employee restricted stock award granted under the 2014 Equity Incentive Plan (the “Colony Equity Incentive Plan”) that did not vest and was not forfeited was assumed by the Company and was converted into an equivalent Colony NorthStar restricted stock award, after giving effect to the Colony exchange ratio. As of January 2, 2017, all shares reserved under the Colony Equity Incentive Plan had been issued. While the Colony Equity Incentive Plan continues to exist following the Merger, no new awards will be granted under this plan.
Outstanding equity awards granted under Colony's 2009 Non-Executive Director Stock Plan (the “Colony Director Stock Plan”) fully vested upon consummation of the Merger and was settled through the issuance of 44,464 shares of Colony NorthStar class A common stock. The Colony Director Stock Plan was assumed by Colony NorthStar upon closing of the Merger.
Substantially all of the outstanding NSAM and NRF equity awards prior to the Merger, except for certain awards as described below, vested upon consummation of the Merger. The vested equity awards were settled in NSAM and NRF shares respectively and converted into Colony NorthStar class A common stock based on their respective exchange ratios. All of the vested NSAM and NRF equity awards relate to pre-combination services and form part of the merger consideration.
NSAM 2014 Stock Plan
Upon consummation of the Merger, the Company assumed the following outstanding awards previously issued under NSAM's 2014 Omnibus Stock Incentive Plan ("NSAM 2014 Stock Plan"). Subsequent to the Merger, the Company adopted the NSAM 2014 Stock Plan, as further described below.
Townsend—Restricted stock awards granted to Townsend’s management team, who were previously employees of the Company, did not vest by their terms in connection with the Merger and were converted into Colony NorthStar restricted stock awards on a one-for-one basis. On December 29, 2017, the outstanding Townsend awards were fully vested upon the sale of the Company's interest in Townsend.
American Healthcare Investors Joint Venture—In December 2014, NSAM acquired a 43% interest in American Healthcare Investors, LLC (“AHI"), structured as a joint venture between NSAM and the principals of AHI, a healthcare-focused real estate investment management firm, and James F. Flaherty III, former Chief Executive Officer of HCP, Inc., that is accounted for as an equity method investment.
In connection with this arrangement, certain AHI employees were granted equity awards for a fixed dollar amount with a variable number of shares, classified as a liability award. The outstanding award to certain AHI employees did not accelerate in the Merger. In March 2017, $1.0 million or the equivalent of 70,261 shares of class A common stock were issued in settlement of the equity award to certain AHI employees, and the corresponding $1.0 million outstanding liability was relieved. This was a non-employee award, with equity-based compensation recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the

Company's common stock, which will vest immediately upon issuance. As of March 31, 2018, no incremental awards have been granted.
NRF Incentive Plan
Upon consummation of the Merger, the Company assumed the following outstanding non-employee stock awards that were previously issued under NRF’s Third Amended and Restated 2004 Omnibus Stock Incentive Plan (the "NRF Incentive Plan"), and which continue to be governed by the terms of the NRF Incentive Plan subsequent to the Merger.
Healthcare Strategic Partnership—In January 2014, NRF entered into a strategic partnership with James F. Flaherty, III, focused on expanding the Company’s healthcare business (“Healthcare Strategic Partnership”). In connection with this arrangement, Mr. Flaherty was granted NRF restricted stock units ("RSUs"), which upon the spin-off of NSAM from NRF in July 2014, were adjusted to also relate to an equal number of units of NSAM RSUs, and continue to be governed by the NRF Incentive Plan. This RSU award did not vest by its terms in connection with the consummation of the Merger and was converted into the right to receive an award in the same form for that number of units of Colony NorthStar RSU, after giving effect to the relevant Merger exchange ratios. As a non-employee award, the RSUs were remeasured each period end based on the closing price of the Company's class A common stock as of such period end, with related equity-based compensation cost recorded in investment, servicing and commission expense on the consolidated statement of operations and in equity on the consolidated balance sheet. In September 2017, the RSU award was fully vested upon the occurrence of a vesting event under the terms of the applicable governing agreement.
CLNS Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and renamed such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan (the "CLNS Equity Incentive Plan"). The CLNS Equity Incentive Plan provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards. Shares reserved for the issuance of awards under the CLNS Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2018, an aggregate of 44.7 million shares of the Company's class A common stock were reserved for the issuance of awards under the CLNS Equity Incentive Plan.
In 2017, the Company issued certain equity awards, which have a service condition only, in connection with the Merger. This included replacement equity awards issued in January 2017 to certain executives of NSAM, consisting of an aggregate of 4,669,518 shares of restricted common stock and 3,506,387 LTIP units. The number of shares and units issued for the replacement awards were determined based on the volume-weighted average price of the Company's class A common stock over the first five trading days following the Closing Date, subject to a floor of $15.00 per share. All of the replacement equity awards vested on January 10, 2018. Additionally, restricted stock awards were also granted to certain employees as retention awards, subject to graded vesting through January 2020.
Restricted Stock—Restricted stock awards relating to the Company's class A common stock are granted to senior executives and certain employees, with a service condition only and time-based vesting annually in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. PSUs vest annually in equal tranches over a three-year period. Upon vesting, the recipient of PSUs will be issued a number of shares of CLNS class A common stock, ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock relative to that of a specified peer group over a three-year measurement period (such measurement metric the "total shareholder return"). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.

Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

2018 PSU Grant
Expected volatility of CLNS class A common stock (1)	38%
Expected CLNS annual dividend yield (2)	7.6%
Risk-free rate (per annum) (3)	2.44%
__________

(1)	Based on a combination of implied volatilities on actively traded stock options and historical volatilities, on the stock of the Company and the specified peer group.

(2)	Based on an average of the Company's current and historical dividend yields.

(3)	Based on the prevailing 3-year zero coupon US Treasury yield on grant date.
Fair value of the PSU award on grant date, excluding dividend equivalent rights, is recognized on a straight-line basis over the three-year measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The dividend equivalent right is accounted for as a liability-classified award. The fair value of the dividend equivalent right is recognized as compensation expense on a straight-line basis over the measurement period, and is subject to adjustment to fair value at each reporting period.
LTIP Units—LTIP units are designated as profits interests for federal income tax purposes. Unvested LTIP units do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder, into one common OP unit and upon conversion, subject to the redemption terms of OP units (Note 17). LTIP units are valued based on the Company's class A common stock price on grant date, with equity-based compensation cost recognized on a straight-line basis over the service period and represent an allocation to noncontrolling interest in the Operating Company.
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock. Any such additional DSUs will also be credited with additional DSUs as cash dividends are paid, subject to the same restrictions and vesting conditions, if any. Upon separation of service from the Company, vested DSUs are to be settled in shares of the Company’s class A common stock or cash, at the option of the Company. Fair value of DSUs are determined based on the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, otherwise, on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation expense is included in the following line items in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2018	2017
Compensation expense (including $22 and $0 amortization of fair value of dividend equivalent right)	$12,191	$31,577
Earnings from investments in unconsolidated ventures	—	61
Investment, servicing and commission expense	—	546
	$12,191	$32,184

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2017	9,149,516	3,506,387	78,267	—	12,734,170	$—	$14.53
Granted	3,257,393		13,659	2,138,858	5,409,910	6.05	6.27
Vested	(6,160,624)	(3,506,387)	(11,615)	—	(9,678,626)	—	14.63
Forfeited	(674)			—	(674)	—	6.08
Unvested shares and units at March 31, 2018	6,245,611	—	80,311	2,138,858	8,464,780	$6.05	$10.11
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $105.0 million and $14.8 million for the three months ended March 31, 2018 and 2017, respectively. For awards granted during the three months ended March 31, 2018 and 2017, the weighted average grant-date fair value per share was $6.27 and $14.59, respectively.
At March 31, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $65.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Awards Granted by Managed Companies
In March 2018, NRE and Colony NorthStar Credit issued restricted stock and performance stock units to the Company or its employees (collectively, "managed company awards"). NRE awards generally have similar terms as the respective CLNS awards, except that the NRE performance stock units measure NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees are entitled to receive shares of NRE common stock if service conditions and/or market condition are met. CLNC awards are primarily restricted stock grants and generally vest over a three-year period, subject to service conditions. The Company generally issues the managed company award it receives in its capacity as the manager to its employees with substantially the same terms and service requirements.
Managed company awards granted to the Company, pending grant to its employees, are recognized based on their fair value at grant date as an investment in unconsolidated ventures and deferred revenue on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company. Awards that are subsequently issued by the Company to its employees are recognized on a straight-line basis as equity-based compensation expense over their vesting period upon grant by the Company. Both types of awards are subject to adjustment to fair value at each reporting period, with changes reflected as an adjustment to equity-based compensation.
Equity-based compensation expense recognized in relation to managed company awards was $0.8 million for the three months ended March 31, 2018. At March 31, 2018, aggregate unrecognized compensation cost for unvested managed company awards was $22.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

22. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2018	December 31, 2017
Due from Affiliates
Investment vehicles and unconsolidated ventures
Fee income	$25,338	$19,366
Cost reimbursements and recoverable expenses	16,823	30,749
Employees and other affiliates	1,421	1,403
	$43,582	$51,518
Due to Affiliates
Investment vehicles and unconsolidated ventures	$2,935	$2,884
Employees—contingent consideration for Internalization	10,170	20,650
	$13,105	$23,534
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles in which the Company manages and/or sponsors, and has an equity interest in or co-invests with, are presented in Note 20.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of the non-traded REITs, investment companies and Colony NorthStar Credit, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

•
direct costs of personnel dedicated solely to NRE plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•
cost incurred in performing investment due diligence for retail companies and private funds managed by the Company (presented gross on the consolidated statement of operations effective January 1, 2018);

•
equity awards granted by NRE and Colony NorthStar Credit to employees of the Company, which are recorded gross on the consolidated statement of operations as other income and compensation expense (see Note 21);

•	certain expenses incurred on behalf of the clients of Townsend such as legal, due diligence and investment advisory team travel expenses (in 2017 only);

•	services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties;

•	administrative services provided to an equity method investee (through July 2017 only); and

•	administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows. This included $1.2 million of costs incurred by the Company which will be reimbursed by its managed private funds for the three months ended March 31, 2018 that were presented gross on the consolidated statement of operations beginning in 2018.

	Three Months Ended March 31,
(In thousands)	2018	2017
Retail companies	$2,387	$5,335
Public companies—NRE and Colony NorthStar Credit	1,750	—
Private funds and other	1,844	703
Equity awards of NRE and Colony NorthStar Credit (Note 21)	812	—
Townsend	—	665
	$6,793	$6,703
Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of the retail companies and private funds sponsored by the Company, for which the Company recovers from these investment vehicles, up to specified thresholds for certain private funds and up to 1% of proceeds expected to be raised from the offering of retail companies (excluding shares offered pursuant to distribution reinvestment plans).
Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures on October 15, 2018, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At March 31, 2018 and December 31, 2017, there were no outstanding advances under the revolving credit facility.
Liquidating Trust—In connection with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management services agreement with the liquidating trust that holds the NorthStar I Retained Asset (as discussed in Note 4). The Company was engaged as an advisor to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services to the liquidating trust on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial.
Healthcare Strategic Partnership—The Healthcare Strategic Partnership was formed to expand the Company’s healthcare business (see Note 21). In connection with this arrangement, the Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. To date, no incentive fees have been earned by the Healthcare Strategic Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI, through a joint venture with the principals of AHI and Mr. Flaherty (see Note 21). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. For the three months ended March 31, 2018 and 2017, the Company incurred property management fees and sub-advisory fees totaling $1.3 million and $1.1 million, respectively. In January 2018, the Company provided a notice of termination of its management agreement to AHI with such termination to be effective October 2018.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three months ended March 31, 2018 and 2017 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Contingent Consideration for Internalization—Contingent consideration for Internalization is payable to certain senior executives of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, as discussed in Note 14.
Selling Commissions—Certain NorthStar Securities employees earn selling commissions related to the sale of equity in the retail companies. Commissions paid or payable to these employees are immaterial.
Equity Awards of NRE and Colony NorthStar Credit—As discussed in Note 21, NRE and Colony NorthStar Credit grant equity awards to employees of the Company, either directly or indirectly through the Company, which are recognized as equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles managed by the Company, either directly or indirectly through co-investment vehicles. These investments are generally not subject to management fees and incentive fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At March 31, 2018 and December 31, 2017, there was $4.8 million of such investments in a consolidated private fund of the Company, reflected in redeemable noncontrolling interests on the consolidated balance sheet, and their share of net income, included in net income attributable to redeemable noncontrolling interests on the consolidated statement of operations, was immaterial for the three months ended March 31, 2018.
Advances to Employees—The Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at March 31, 2018 and December 31, 2017.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

23. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancelable operating leases. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $2.7 million for each of the three months ended March 31, 2018 and 2017.
Contingent Consideration
The consideration for the Company's acquisition of substantially all of the real estate investment management business and operations of its former manager in April 2015 included a contingent portion payable in shares of class A and class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Note 14.
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million, as discussed in Notes 3 and 14.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2018, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

24. Segment Reporting
The Company conducts its business through the following six reportable segments:

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

•
Hospitality—The Company's hotel portfolio is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets in the U.S. with the majority affiliated with top hotel brands.

•
CLNC—This represents the Company's investment in Colony NorthStar Credit, a commercial real estate credit REIT with a diverse portfolio consisting of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties predominantly in the U.S. Following the Combination, the Company presents Colony NorthStar Credit in a separate reportable segment.

•
Other Equity and Debt—The Company's other equity and debt segment includes our portfolios of net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments.

•	Investment Management—The Company generates fee income through investment management services, sponsoring numerous investment products across a diverse set of institutional and retail investors.
In 2018, the Company determined that its equity interests in various investment vehicles as sponsor and general partner, which were previously included in the industrial and other equity and debt segments, would be part of its investment management segment. The reclassification of investments in unconsolidated ventures and corresponding earnings on investments in unconsolidated ventures was applied retrospectively to all prior periods presented. The reclassification was not material to segment results.

Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with certain affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as Merger-related transaction and integration costs.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2018
Total revenues	$152,595	$68,753	$195,782	$—	$205,154	$42,521	$1,859	$666,664
Property operating expenses	66,966	20,811	136,095	—	81,898	—	—	305,770
Interest expense	50,941	10,190	34,361	—	40,280	—	13,117	148,889
Depreciation and amortization	41,127	29,945	35,457	—	28,969	7,676	1,531	144,705
Provision for loan loss	—	—	—	—	5,375	—	—	5,375
Impairment loss	3,780	—	—	—	9,189	140,429	—	153,398
Gain on sale of real estate	—	2,293	—	—	16,151	—	—	18,444
Earnings (losses) from investments in unconsolidated ventures	—	—	—	(3,654)	27,217	8,702	—	32,265
Income tax benefit (expense)	(998)	(3)	1,481	—	(4,539)	36,803	64	32,808
Income (loss) from continuing operations	(12,534)	6,321	(11,886)	(3,654)	68,431	(84,624)	11,530	(26,416)
Income from discontinued operations	—	—	—	—	117	—	—	117
Net income (loss)	(12,534)	6,321	(11,886)	(3,654)	68,548	(84,624)	11,530	(26,299)
Net income (loss) attributable to Colony NorthStar, Inc.	(10,360)	1,278	(10,050)	(3,446)	49,109	(80,520)	12,662	(41,327)

Three Months Ended March 31, 2017
Total revenues	$138,813	$57,042	$175,713	$—	$175,086	$59,640	$871	$607,165
Property operating expenses	60,686	16,497	118,491	—	20,675	—	—	216,349
Interest expense	41,092	12,426	27,249	—	30,819	—	14,692	126,278
Depreciation and amortization	40,881	24,639	30,041	—	28,218	12,483	1,158	137,420
Provision for loan loss	—	—	—	—	6,724	—	—	6,724
Impairment loss	—	—	—	—	8,519	—	—	8,519
Gain on sale of real estate	—	—	—	—	8,970	—	—	8,970
Earnings from investments in unconsolidated ventures	—	—	—	—	108,837	5,155	—	113,992
Income tax benefit (expense)	(2,242)	598	(38)	—	(1,333)	(2,069)	1,375	(3,709)
Income (loss) from continuing operations	(9,266)	519	(3,616)	—	179,908	19,989	(147,904)	39,630
Income from discontinued operations	—	—	—	—	—	—	12,560	12,560
Net income (loss)	(9,266)	519	(3,616)	—	179,908	19,989	(135,344)	52,190
Net income (loss) attributable to Colony NorthStar, Inc.	(8,438)	(62)	(2,993)	—	143,912	18,260	(125,082)	25,597

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2018
Total assets	$5,792,926	$2,852,496	$4,084,845	$1,161,930	$7,395,831	$2,127,652	$148,812	$23,564,492
Equity method investments	—	—	—	1,161,930	1,058,206	215,840	3,742	2,439,718
December 31, 2017
Total assets	$5,813,552	$2,810,135	$4,094,596	$—	$9,251,829	$2,714,974	$100,564	$24,785,650
Equity method investments	—	—	—	—	1,315,629	207,683	3,742	1,527,054
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended March 31,
(In thousands)	2018	2017
Total income by geography:
United States	$613,661	$643,128
Europe	78,173	70,427
Other	302	899
Total (1)	$692,136	$714,454

(In thousands)	March 31, 2018	December 31, 2017
Long-lived assets by geography:
United States	$12,804,315	$13,224,197
Europe	1,791,331	1,749,282
Total (2)	$14,595,646	$14,973,479
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)	Long-lived assets comprise real estate, real estate related intangible assets and fixed assets, and exclude financial instruments and assets held for sale.

25. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $429 and $0, respectively	$121,934	$88,029
Cash paid for income taxes (received for income tax refunds), net	(9,430)	1,249
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$90,791	$175,498
Net assets of CLNS Investment Entities deconsolidated, net of cash and restricted cash contributed (Note 4)	936,547	—
Redemption of OP Units for common stock	24	638
Improvements in operating real estate in accrued and other liabilities	14,274	246
Change in contributions receivable from noncontrolling interests	13,501	—
Redemption of OP Units for cash in accrued and other liabilities	2,096	5,085
Share repurchase payable (Note 11)	36,166	10,177
Assets acquired in Merger, net of cash and restricted cash assumed (Note 3)	—	17,024,350
Liabilities assumed in Merger (Note 3)	—	11,416,937
Noncontrolling interests assumed in Merger (Note 3)	—	602,014
Common stock issued for acquisition of NSAM and NRF (Note 3)	—	5,718,004

	Three Months Ended March 31,
(In thousands)	2018	2017
Preferred stock issued for acquisition of NRF (Note 3)	—	1,010,320
Debt assumed by buyer in sale of manufactured housing portfolio (Note 18)	—	1,258,558
Net assets acquired in CPI restructuring, net of cash and restricted cash assumed (Note 3)	—	219,278
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	—	66,020
Foreclosures on collateral assets of originated or acquired loans receivable	—	8,167
Proceeds from loan repayments and asset sales held in escrow	—	45,870
Costs associated with contributions from noncontrolling interests	—	2,444

26. Subsequent Events
Common Stock Repurchase
Between April 1, 2018 and May 7, 2018, the Company repurchased 5,910,690 shares of its class A common stock at an aggregate cost of $33.4 million excluding commissions, or a weighted average price of $5.65 per share. As of May 7, 2018, $20.6 million of the previously authorized $300.0 million was remaining in its stock repurchase program.
Retail Distribution Business
The Proposed Transaction which combines NorthStar Securities and S2K to create a new retail distribution business, Colony S2K, closed on April 30, 2018.

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to achieve any of the anticipated benefits of the combination of our captive broker-dealer with S2K Financial Holdings, LLC;

•	our ability to satisfy and manage our capital requirements;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC's website at www.sec.gov.
Overview
We are a leading global real estate and investment management firm, principally located in Los Angeles, California and New York, New York, with approximately 500 employees in offices across 18 cities in ten countries. We have significant property holdings in the healthcare, industrial and hospitality sectors, other equity and debt investments, as well as an embedded institutional and retail investment management business. We currently have assets under management, including both our balance sheet investments and third party managed investments, of approximately $43 billion, and manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, traded and non-traded REITs and registered investment companies.
We were organized on May 31, 2016 as a Maryland corporation, and intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As of March 31, 2018, we owned 94% of the Operating Company, and are its sole managing member.
Colony NorthStar Credit
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar Income I”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), both publicly registered non-traded real estate investment trusts sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute the CLNS Contributed Portfolio (as defined below), represented by their ownership interests ranging from 38% to 100% in certain investment entities ("CLNS Investment Entities") to Colony NorthStar Credit Real Estate, Inc. ("Colony NorthStar Credit") and its operating company, and NorthStar Income I and NorthStar Income II agreed to merge with and into Colony NorthStar Credit, with, in each case, Colony NorthStar Credit surviving, in all-stock mergers (collectively, the “Combination”). In consideration for the Company’s contribution of the CLNS Contributed Portfolio, the Company received approximately 44.4 million shares of Colony NorthStar Credit’s class B-3 common stock and approximately 3.1 million common membership units in Colony NorthStar Credit’s operating company ("CLNC OP Units"). Colony NorthStar Credit’s class B-3 Common Stock will automatically convert to class A common stock of Colony NorthStar Credit, which is tradable on the NYSE upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or class A common stock of Colony NorthStar Credit, in Colony NorthStar Credit’s sole discretion.
The CLNS Contributed Portfolio comprised the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony NorthStar Credit's strategy.
On January 18, 2018, the Combination was approved by the stockholders of NorthStar Income I and NorthStar Income II. The Combination closed on January 31, 2018 and Colony NorthStar Credit's class A common stock began trading on the NYSE on February 1, 2018 under the symbol "CLNC."
The contribution of the CLNS Contributed Portfolio was intended to be a tax-free transaction to the Company.
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
Refer to Note 4 to the consolidated financial statements for further information related to the Combination.
Retail Distribution Business
On February 16, 2018, the Company entered into a definitive agreement with S2K Financial Holdings, LLC ("S2K") to combine NorthStar Securities, LLC ("NorthStar Securities"), a captive broker-dealer platform acquired through the Merger that raises capital in the retail market, with S2K to create a leading retail distribution business, which will be renamed Colony S2K Holdings, LLC ("Colony S2K") (the "Proposed Transaction"). Colony S2K will distribute both the current and future investment products of Colony NorthStar and S2K. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles, and S2K Servicing LLC, a provider of administrative services to institutional investment managers. The Proposed Transaction closed on April 30, 2018.
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
We conduct our business through the following six segments:

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

•
Hospitality—Our hotel portfolio is composed of primarily extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets, in the U.S. with the majority affiliated with top hotel brands.

•
CLNC—This represents our investment in Colony NorthStar Credit, a commercial real estate credit REIT with a diverse portfolio consisting primarily of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties predominantly in the U.S.

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
Highlights
During the three months ended March 31, 2018, significant developments affecting our business and results of operations included the following:
Acquisitions and Dispositions

•
Consummated the Combination to create Colony NorthStar Credit, a prominent publicly-listed commercial real estate credit REIT. Colony NorthStar Credit's class A common stock began trading on the NYSE on February 1, 2018; and

•	Syndicated 30% of our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

Financing and Capital Transactions

•	Repurchased 42.3 million shares of our class A common stock for $246 million under our $300 million stock repurchase program announced in February 2018
Other

•
Closed on a new co-sponsored digital real estate infrastructure vehicle on February 28, 2018, in partnership with Digital Bridge. At March 31, 2018, total callable commitments of the fund was $1.95 billion, inclusive of our capital commitments of $162 million.

Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony NorthStar, Inc.
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Healthcare	$152,595	$138,813	$(12,534)	$(9,266)	$(10,360)	$(8,438)
Industrial	68,753	57,042	6,321	519	1,278	(62)
Hospitality	195,782	175,713	(11,886)	(3,616)	(10,050)	(2,993)
CLNC	—	—	(3,654)	—	(3,446)	—
Other Equity and Debt	205,154	175,086	68,548	179,908	49,109	143,912
Investment Management	42,521	59,640	(84,624)	19,989	(80,520)	18,260
Amounts not allocated to segments	1,859	871	11,530	(135,344)	12,662	(125,082)
	$666,664	$607,165	$(26,299)	$52,190	$(41,327)	$25,597
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(in thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2018
Real estate, net	$5,182,736	$2,598,689	$3,861,241	$—	$2,458,208	$—	$—	$14,100,874
Loans receivable, net	74,713	—	—	—	1,897,466	—	—	1,972,179
Investments in unconsolidated ventures	—	—	—	1,161,930	1,161,465	222,493	3,742	2,549,630
Securities, at fair value	—	—	—	—	288,900	—	—	288,900
Debt, net	3,238,668	1,001,506	2,564,648	—	2,743,551	—	947,056	10,495,429
December 31, 2017
Real estate, net	$5,298,168	$2,451,091	$3,881,857	$—	$2,833,142	$—	$—	$14,464,258
Loans receivable, net	70,641	—	—	—	3,153,121	—	—	3,223,762
Investments in unconsolidated ventures	—	—	—	—	1,425,498	225,999	3,742	1,655,239
Securities, at fair value	—	—	—	—	383,942	—	—	383,942
Debt, net	3,242,837	1,001,458	2,560,485	—	3,126,428	—	896,602	10,827,810
Comparison of 2018 to 2017
As a result of the Merger, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony, and the results of operations of NSAM and NRF were incorporated into Colony NorthStar effective from January 11, 2017. Accordingly, comparisons of the period to period results of operations of Colony NorthStar as set forth herein may not be meaningful as the first 10 days of 2017 reflects the pre-Merger activity of Colony.

Consolidated Results of Operations
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$554,730	$426,854	$127,876
Interest income	63,854	115,544	(51,690)
Fee income	36,842	53,250	(16,408)
Other income	11,238	11,517	(279)
Total revenues	666,664	607,165	59,499
Expenses
Property operating expense	305,770	216,349	89,421
Interest expense	148,889	126,278	22,611
Investment, servicing and commission expense	18,653	11,807	6,846
Transaction costs	716	87,340	(86,624)
Depreciation and amortization	144,705	137,420	7,285
Provision for loan loss	5,375	6,724	(1,349)
Impairment loss	153,398	8,519	144,879
Compensation expense	49,484	91,818	(42,334)
Administrative expenses	24,863	25,914	(1,051)
Total expenses	851,853	712,169	139,684
Other income
Gain on sale of real estate	18,444	8,970	9,474
Earnings from investments in unconsolidated ventures	32,265	113,992	(81,727)
Other gain, net	75,256	25,381	49,875
Income before income taxes	(59,224)	43,339	(102,563)
Income tax benefit (expense)	32,808	(3,709)	36,517
Income (loss) from continuing operations	(26,416)	39,630	(66,046)
Income from discontinued operations	117	12,560	(12,443)
Net income (loss)	(26,299)	52,190	(78,489)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(696)	617	(1,313)
Investment entities	20,102	27,059	(6,957)
Operating Company	(4,378)	(1,083)	(3,295)
Net income (loss) attributable to Colony NorthStar, Inc.	(41,327)	25,597	(66,924)
Preferred stock dividends	31,387	30,813	574
Net loss attributable to common stockholders	$(72,714)	$(5,216)	(67,498)

Property Operating Income and Expenses

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$151,137	$137,431	$13,706
Industrial	67,637	56,679	10,958
Hospitality	195,259	175,670	19,589
Other Equity and Debt	140,697	57,074	83,623
	$554,730	$426,854	127,876
Property operating expenses:
Healthcare	$66,966	$60,686	$6,280
Industrial	20,811	16,497	4,314
Hospitality	136,095	118,491	17,604
Other Equity and Debt	81,898	20,675	61,223
	$305,770	$216,349	89,421
Healthcare—Property operating income and expense were higher overall in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the 2017 period including only 80 days of post-Merger results from our healthcare portfolio. The three months ended March 31, 2018 also included additional lease termination income. However, after giving effect to the 10-day period of pre-Merger activity, property operating expenses were lower as a result of three RIDEA properties that were converted into net lease properties in the fourth quarter of 2017.
Industrial—Increases in total property operating income and expenses in our industrial portfolio reflect the continued growth of our portfolio. As of March 31, 2018 and December 31, 2017, our industrial portfolio consisted of 378 and 369 buildings, respectively, with a net addition of 9 buildings and 2.3 million rentable square feet during the three months ended March 31, 2018 compared to the same period in 2017.
Comparing our industrial portfolio on a same store basis between the three months ended March 31, 2018 and 2017, the increase in property operating income reflects higher recoveries of tenant reimbursements, and generally higher rental rates on new and renewal leases, notwithstanding a marginal decrease in average occupancy from 94.6% to 93.8%. Same store property operating expenses also increased during this period, primarily due to higher repair and maintenance costs and bad debt expenses.

	Three Months Ended March 31,		Change
($ in thousands)	2018	2017	Amount	%
Industrial: (1)
Same store property operating income	$52,889	$50,546	$2,343	4.6%
Same store property operating expenses	16,506	14,928	1,578	10.6%
__________

(1)
Our same store portfolio consisted of the same 305 buildings that are stabilized and held for use during the three months ended March 31, 2018 and 2017. Properties acquired, disposed or held for sale during these periods are excluded. Stabilized properties are held for more than one year or are greater than 90% leased.

Hospitality—Property operating income and expense were higher in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the first quarter of 2017 including only 80 days of post-Merger activity. Average occupancy and revenue per available room ("RevPAR") across our portfolio was 1% higher in the three months ended March 31, 2018 compared to the same period in 2017. This resulted from a combination of higher corporate demand, post-storm demand as well as benefits from room renovations, while expenses increased due to increases in real estate taxes, food and beverage costs and utility rates.
Other Equity and Debt—Property operating income and property operating expenses related to our other equity and debt portfolio increased by $83.6 million and $61.2 million, respectively, during the three months ended March 31, 2018 compared to the same period in 2017. This can be attributed primarily to the THL Hotel Portfolio acquired through a consensual foreclosure in July 2017, which generated $88.6 million of hotel operating income and $63.5 million of hotel operating expenses in the first quarter of 2018. However, these increases were partially offset by our contribution of $219.7 million of real estate to Colony NorthStar Credit on January 31, 2018, which reduced property operating income by $3.3 million and property operating expenses by $0.8 million, as well as continued sales of our non-core properties.

Interest Income
Interest income decreased $51.7 million during the three months ended March 31, 2018 compared to the same period in 2017. The decrease can be attributed to the contribution of $1.3 billion of loans to Colony NorthStar Credit on January 31, 2018 which reduced interest income by $25.6 million, as well as decreases due to loan repayments, sales and foreclosures, which more than offset income from new loans and additional draws on existing loans.
Fee Income
Fee income was earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Institutional funds	$13,141	$14,827	$(1,686)
Non-traded REITs	11,459	22,237	(10,778)
Public companies—NRE, Colony NorthStar Credit	12,172	3,170	9,002
Broker-dealer, Townsend private funds and other clients	70	13,016	(12,946)
	$36,842	$53,250	(16,408)
Fee income decreased $16.4 million during the three months ended March 31, 2018 compared to the same period in 2017, resulting primarily from the sale of the Townsend investment management business in December 2017, which contributed $12.5 million of fee income during the three months ended March 31, 2017. We also replaced fees from our non-traded REITs, NorthStar Income I and NorthStar Income II, with fees from a public vehicle, Colony NorthStar Credit, upon closing of the Combination on January 31, 2018. Additionally, beginning in 2018, we no longer earn acquisition fees from NorthStar Healthcare under its amended advisory agreement, which amounted to $3.2 million for the three months ended March 31, 2017, contributing to the decrease in fee income from non-traded REITs. With respect to our institutional funds business, fee income decreased $1.7 million primarily due to continued realization of investments by liquidating funds more than offset income from new capital deployments.
Other Income
Other income, consisting primarily of cost reimbursement income as well as expense recoveries from borrowers and other recoveries from loan resolutions, decreased marginally between the three months ended March 31, 2018 and 2017, resulting from lower recovery income, partially offset by dividend income from a sponsored private fund that was consolidated beginning in the third quarter of 2017. Overall cost reimbursements remained largely consistent during these periods.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$50,941	$41,092	$9,849
Industrial	10,190	12,426	(2,236)
Hospitality	34,361	27,249	7,112
Other Equity and Debt	40,280	30,819	9,461
Corporate-level debt	13,117	14,692	(1,575)
	$148,889	$126,278	22,611
The net increase in interest expense during the three months ended March 31, 2018 compared to the same period in 2017 can be attributed to the following:
Healthcare—$9.8 million increase in interest expense in our healthcare segment due to (i) full quarter of interest expense incurred in the three months ended March 31, 2018 as the same period in 2017 included only 80 days of interest expense post-Merger; and (ii) higher interest incurred on variable rate debt due to an increase in LIBOR, partially offset by debt paydowns in 2017.
Industrial—$2.2 million decrease in interest expense in our industrial segment due to $2.8 million of debt extinguishment costs incurred in the three months ended March 31, 2017 related to the paydown of our variable rate acquisition debt, partially offset by additional interest expense incurred on new financing obtained subsequent to the first quarter of 2017.

Hospitality—$7.1 million increase in interest expense in our hospitality segment due to (i) full quarter of interest expense incurred in the three months ended March 31, 2018 while the same period in 2017 included only 80 days of interest expense post-Merger; (ii) higher interest incurred on variable rate debt due to an increase in LIBOR, and (iii) financing costs incurred in the three months ended March 31, 2018 on debt refinanced in late 2017.
Other Equity and Debt—$9.5 million increase in interest expense in the other equity and debt segment resulting from (i) $15.4 million of interest expense on debt assumed in the acquisition of the THL Hotel Portfolio in July 2017, partially offset by (ii) $6.2 million decrease in interest expense related to approximately $380 million of debt contributed to Colony NorthStar Credit in January 2018, and (iii) debt paydowns upon sales and resolution of our non-core real estate investments.
Corporate-level debt—$1.6 million net decrease in interest expense on corporate-level debt driven by a lower utilization of our credit line in 2018, partially offset by a full quarter of interest expense on the junior subordinated notes and exchangeable senior notes assumed through the Merger while the same period in 2017 included only 80 days of interest expense.
Investment, Servicing and Commission Expense
Investment, servicing and commission expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to debt refinancing or restructuring, and unconsummated deal costs. The $6.8 million increase in costs between the three months ended March 31, 2018 and 2017 was due to a write-off of cost reimbursement receivable from NorthStar/RXR NY Metro following the termination of its offering period in March 2018 and expenses incurred in relation to the THL Hotel Portfolio acquired in July 2017, partially offset by lower expenses incurred in our healthcare and hospitality segments.
Transaction Costs
Transaction costs incurred in both the three months ended March 31, 2018 and 2017 were driven by the Merger. Such costs were significantly higher in the first quarter of 2017, the period the Merger closed, which included approximately $66.8 million of fees paid to investment bankers contingent upon consummation of the Merger, professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Excluding Merger-related costs, other transaction costs in the three months ended March 31, 2017 were related to new investments or restructuring of existing investments. There were no non-Merger related transaction costs in the three months ended March 31, 2018.
Depreciation and Amortization
The net increase of $7.3 million in depreciation and amortization for the three months ended March 31, 2018 compared to the same period in 2017 can be attributed to the following: (i) full quarter of expense in the three months ended March 31, 2018 while the same period in 2017 included only 80 days of expense post-Merger for assets acquired through the Merger; and (ii) additional expense related to the THL Hotel Portfolio acquired in July 2017 and continued growth in our industrial portfolio; partially offset by (i) decreases in expense as a result of real estate contributed to Colony NorthStar Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; and (ii) lower amortization on our investment management intangible assets following the sale of Townsend in December 2017 and the write-off of management contracts in connection with the Combination in January 2018.
Provision for Loan Losses

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Non-PCI loans	$2,662	$2,475	$187
PCI loans	2,713	4,249	(1,536)
Total provision for loan losses	$5,375	$6,724	(1,349)
Provision for loan losses decreased $1.3 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to lower provision on PCI loans, which have continued to resolve over time.
Of the total provision for loan losses, $3.2 million and $3.3 million in the three months ended March 31, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Impairment Loss

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Healthcare	$3,780	$—	$3,780
Other Equity and Debt	9,189	8,519	670
Investment Management	140,429	—	140,429
	$153,398	$8,519	144,879
Healthcare—Impairment loss in our healthcare portfolio during the three months ended March 31, 2018 was driven by write-downs on properties that were sold or held for sale.
Other Equity and Debt—Total impairment in our other equity and debt segment was marginally higher at $9.2 million in the first quarter of 2018 compared to $8.5 million in the first quarter of 2017, attributable to additional impairment on held for investment properties in Europe, particularly in the United Kingdom, partially offset by lower write-downs on foreclosed properties.
Investment Management—Impairment in the first quarter of 2018 was related to the write-off of (i) NorthStar Income I and NorthStar Income II management contract intangibles totaling $139.0 million as these contracts ceased to exist upon closing of the Combination on January 31, 2018; and (ii) NorthStar/RXR NY Metro management contract intangible of $1.4 million upon the termination of its offering period effective March 31, 2018.
Of the $153.4 million and $8.5 million of impairment loss in the three months ended March 31, 2018 and 2017, $7.8 million and $5.7 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The table below provides the components of compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$34,608	$44,743	$(10,135)
Equity-based compensation	8,894	5,528	3,366
	43,502	50,271	(6,769)
Merger-related compensation expense:
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	3,297	26,049	(22,752)
Severance and other employee transition	2,685	15,498	(12,813)
	5,982	41,547	(35,565)
Total compensation expense	$49,484	$91,818	(42,334)
Compensation expense was $42.3 million lower for the three months ended March 31, 2018 compared to the same period in 2017, driven primarily by a $22.8 million decrease in equity-based compensation related to replacement equity awards issued to certain NSAM executives as part of the Merger, which vested one year from the Closing Date, and a $12.8 million decrease in severance and other costs related to employee transition in connection with the Merger. Excluding the effects of the Merger, compensation expense decreased $6.8 million during the three months ended March 31, 2018 compared to the same period in 2017 as a result of lower bonus accruals, sale of the Townsend business in December 2017 and streamlining of our broker dealer business.
Administrative Expense
Administrative expense was $24.9 million in the three months ended March 31, 2018, $1.1 million lower from the same period in 2017. The primary reasons for the decrease related to lower insurance and rent-related expenses as well as lower costs incurred in connection with integrating the operations of the combined entities as most of the costs were incurred in 2017 and are non-recurring. This was partially offset by higher professional service expenses and other miscellaneous administrative expenses.

Gain on Sale of Real Estate

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Industrial	$2,293	$—	$2,293
Other Equity and Debt	16,151	8,970	7,181
	$18,444	$8,970	9,474
Industrial—The $2.3 million gain in the three months ended March 31, 2018 was realized from the sale of one building in the Orlando market. There were no sales in the three months ended March 31, 2017.
Other Equity and Debt—We recorded gains totaling $16.2 million in the three months ended March 31, 2018 compared to $9.0 million in the three months ended March 31, 2017. Higher gains were realized from the sale of our European properties in 2018, in particular from a portfolio that was acquired through a restructuring of a loan receivable in 2016.
Gain on sale of $10.7 million and $5.6 million in the three months ended March 31, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Earnings from Investments in Unconsolidated Ventures

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
CLNC	$(3,654)	$—	$(3,654)
Other Equity and Debt	27,217	108,837	(81,620)
Investment Management	8,702	5,155	3,547
	$32,265	$113,992	(81,727)
CLNC—For the three months ended March 31, 2018, our share of net losses in Colony NorthStar Credit was $3.7 million as significant transaction costs was incurred in connection with the closing of the Combination.
Other Equity and Debt—Earnings from investments in unconsolidated ventures was significantly lower during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the three months ended March 31, 2017 including an $89.1 million gain from the sale of 50% of our interest in Starwood Waypoint Homes along with our proportionate share of gain from additional share issuance by the investee. Additionally, the contribution of certain investments in unconsolidated ventures to Colony NorthStar Credit in January 2018 further decreased earnings by $4.2 million. These decreases in 2018 were partially offset by higher earnings from other investments which included new investments subsequent to the first quarter of 2017.
Investment Management—The increase in earnings from investments in unconsolidated ventures during the three months ended March 31, 2018 compared to the same period in 2017 was driven by $6.4 million of additional income from our interest in an investment manager, property owner and developer, derived from gains on sales of real estate, partially offset by a decrease in earnings from other investees.
Earnings from investments in unconsolidated ventures of $5.5 million and $5.0 million in the three months ended March 31, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
Other gain was $75.3 million for the three months ended March 31, 2018. The $49.9 million increase compared to the three months ended March 31, 2017 resulted primarily from the following:

•
$30.5 million higher gain on a non-designated out-of-money interest rate swap (liability) assumed through the Merger due to rising interest rates. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•
$9.9 million gain recorded in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNS Investment Entities, retained through the Company’s 37% interest in Colony NorthStar Credit (refer to Note 4 of the consolidated financial statements);

•
$7.1 million higher gain due to a decrease in fair value of the contingent consideration liability in connection with Colony's management internalization in 2015 (refer to Note 14 of the consolidated financial statements);

•	$8.4 million gain on sale of CRE debt securities; and

•	$1.2 million higher gain on remeasurement of a foreign currency loan receivable in our healthcare segment.
These increases were partially offset by

•	$4.4 million loss due to an other-than-temporary impairment on N-Star CDOs and CMBS held by consolidated N-Star CDOs.
Income Tax Expense
We recorded an income tax benefit of $32.8 million in the three months ended March 31, 2018. Approximately $36.8 million of the income tax benefit is related to the Investment Management segment, primarily in connection with the write-off of the management contract intangible assets for NorthStar Income I and NorthStar Income II as the contracts ceased to exist upon closing of the Combination. For the three months ended March 31, 2017, we incurred an income tax expense of $3.7 million which reflects the results from normal operations of our taxable REIT subsidiaries and foreign taxable entities.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. There was immaterial net income from discontinued operations in the three months ended March 31, 2018 from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017, while the $12.6 million net income from discontinued operations in the three months ended March 31, 2017 was derived predominantly from operations of our manufactured housing portfolio during the approximately two month period prior to its disposition in March 2017.
Segments
The following discussion summarizes key information on each of our six segments.
Net operating income ("NOI") and earnings before interest, income tax, depreciation and amortization ("EBITDA") for our core real estate segments were determined as follows. NOI and EBITDA are discussed further and reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Healthcare		Industrial		Hospitality
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017	2018	2017
Total revenues	$152,595	$138,813	$68,753	$57,042	$195,782	$175,713
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(4,319)	(6,999)	(2,297)	(1,663)	(7)	(14)
Interest income	—	—	(532)	—	—	—
Other income	—	—	—	—	(488)	—
Property operating expenses (1)	(66,966)	(60,686)	(20,811)	(16,497)	(136,095)	(118,491)
Transaction, investment and servicing costs	—	—	—	(101)	—	—
Compensation expense (1)	—	—	(480)	(583)	—	—
NOI or EBITDA	$81,310	$71,128	$44,633	$38,198	$59,192	$57,208
__________

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

At March 31, 2018, our interest in our healthcare segment was approximately 71.3%.
Results of operations of our Healthcare segment were as follows:

(In thousands)	Three Months Ended March 31, 2018
Total revenues	$152,595
Net loss attributable to Colony NorthStar, Inc.	(10,360)
The following table presents key balance sheet data of our Healthcare segment:

(In thousands)	March 31, 2018
Real estate
Held for investment	$5,182,736
Held for sale	133,156
Debt	3,238,668
During the three months ended March 31, 2018, we sold three skilled nursing facilities totaling 471 beds for aggregate gross proceeds of $14.1 million. These activities reflect our continued monetization initiatives on non-core assets. Additionally, one medical office building encumbered with a $3 million mortgage was consensually transferred to the lender in February 2018.
Net Operating Income
NOI generated by our healthcare portfolio was as follows:

	Three Months Ended March 31,		2018 vs. 2017
($ in thousands)	2018	2017	$ Change	% Change
Medical office buildings	$16,551	$11,974	$4,577	38.2%
Senior housing—operating	17,472	16,314	1,158	7.1%
Net lease—senior housing	15,539	12,461	3,078	24.7%
Net lease—skilled nursing facilities	26,825	25,384	1,441	5.7%
Net lease—hospitals	4,923	4,995	(72)	(1.4)%
Total	$81,310	$71,128	$10,182	14.3%
The increase in NOI between the three months ended March 31, 2018 and 2017 is a result of the three months ended March 31, 2017 including 80 days of NOI as the healthcare portfolio was incorporated into Colony NorthStar effective January 11, 2017. After giving effect to the 10-day period of pre-Merger activity, the remaining increase in NOI in the three months ended March 31, 2018 is a result of lease termination income earned in the first quarter 2018, offset by sales of our non-core healthcare assets beginning in late 2017.
Healthcare Portfolio
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on property count) is in the United Kingdom.

The following table presents selected operating metrics of our healthcare segment as of and for the three months ended March 31, 2018:

	Number of Buildings	Capacity		Average Occupancy(1)	Average Remaining Lease Term (Years)
Medical office buildings	108	3.8 million	square feet	83.2%	N/A
Senior housing—operating	109	6,436	units	86.4%	N/A
Net lease—senior housing	83	4,153	units	83.2%	11.8
Net lease—skilled nursing facilities	99	11,829	beds	82.7%	6.8
Net lease—hospitals	14	872	beds	55.3%	11.2
Total	413			82.8%	8.9
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

Revenue mix of our healthcare portfolio weighted by NOI for the twelve months ended December 31, 2017 (as our operators report on a quarter lag) is as follows:

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
At March 31, 2018, we owned 40.1% of our industrial portfolio based on net asset value through our capital contributions of $750.0 million. Our ownership interest decreased from 41.5% at December 31, 2017 as we continue to expand our industrial portfolio through third party capital, with approximately $70 million of additional capital raised in the first quarter of 2018, bringing total third party capital to $1.2 billion at March 31, 2018.
Results of operations of our Industrial segment were as follows:

(In thousands)	Three Months Ended March 31, 2018
Total revenues	$68,753
Net income attributable to Colony NorthStar, Inc.	1,278

The following table presents key balance sheet data of our Industrial segment:

(In thousands)	March 31, 2018
Real estate
Held for investment	$2,598,689
Held for sale	2,489
Debt	1,001,506
Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Three Months Ended March 31,		2018 vs. 2017
($ in thousands)	2018	2017	$ Change	% Change
NOI—Industrial	$44,633	$38,198	$6,435	16.8%
The increase in NOI between the three months ended March 31, 2018 and 2017 resulted from a combination of growth in the size of our portfolio, higher recoveries of tenant reimbursements as well as higher rental rates for both new leases and renewals, which offset higher real estate taxes incurred during this period from new acquisitions. Average occupancy decreased marginally from 94.8% to 94.0% in the periods under comparison.
Industrial Portfolio
Our industrial portfolio is well-diversified with approximately 46 million square feet and over 900 tenants across 18 major U.S. markets, with significant concentrations (by total square feet) in Dallas (16%) and Atlanta (15%).
We present and discuss below certain key metrics related to our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
March 31, 2018	378	45,592	94.4%	3.8
December 31, 2017	369	43,325	95.1%	3.7

•
At March 31, 2018, 76% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up approximately 9% of our portfolio based on annualized base rent.

•
Total portfolio leased percentage declined from 95.1% at December 31, 2017 to 94.4% at March 31, 2018. Notwithstanding, leasing activity and tenant demand continue to remain strong, with initial rental rates on new and renewal leases commencing in the first quarter of 2018 experiencing an 8% growth compared to prior ending rents.

•	At March 31, 2018, no more than 18.5% of existing leases by square footage were scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in 2018 are summarized below. We continually seek to sell less strategic assets and redeploy capital into high quality real estate in line with our strategy.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions (2)	10	2,449	95%	$179,203	NA	NA
Dispositions	1	181	NA	NA	$11,000	$2,293
_________

(1)	Purchase price includes capitalized transaction costs for asset acquisitions.

(2)	Includes acquisition of $11.0 million of land for co-development with operating partners.

•	At March 31, 2018. there was one building in New Jersey that was held for sale.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels. We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At March 31, 2018, we owned approximately 94% of our Hospitality segment.
Results of operations of our Hospitality segment were as follows:

(In thousands)	Three Months Ended March 31, 2018
Total revenues	$195,782
Net loss attributable to Colony NorthStar, Inc.	(10,050)
The following table presents key balance sheet data of our Hospitality segment:

(In thousands)	March 31, 2018
Real estate
Held for investment	$3,861,241
Debt	2,564,648
EBITDA
EBITDA generated by our hospitality portfolio was as follows:

	Three Months Ended March 31,		2018 vs. 2017
($ in thousands)	2018	2017	$ Change	% Change
Select service	$32,365	$31,198	$1,167	3.7%
Extended stay	22,918	23,510	(592)	(2.5)%
Full service	3,909	2,500	1,409	56.4%
Total	$59,192	$57,208	$1,984	3.5%
The increase in EBITDA between the three months ended March 31, 2018 and 2017 is a result of the three months ended March 31, 2017 including 80 days of EBITDA for the post-Merger period. After giving effect to the 10-day period of pre-Merger activity, EBITDA was lower due to higher salaries, food and beverage costs, utility rates and an increase in real estate taxes compared to the three months ended March 31, 2017.
Hotel Portfolio
Our hotel portfolio is located across 26 states in the U.S, with concentrations (based on EBITDA) in Florida (23%), California (18%) and Texas (12%).
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at March 31, 2018 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%
The following table presents selected operating metrics of our hotel portfolio as of and for the three months ended March 31, 2018:

Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)
Select service	97	13,193	68.4%	$123	$84
Extended stay	66	7,936	74.3%	130	96
Full service	4	962	67.7%	181	123
Total	167	22,091	70.5%	128	90
__________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period.
CLNC and Other Equity and Debt
CLNC
At March 31, 2018, we have a 36.6% interest (on a fully diluted basis) in Colony NorthStar Credit with a carrying value of $1.2 billion. In the first quarter of 2018, our share of net losses in Colony NorthStar Credit was $3.7 million for the two months since its closing as significant transaction costs were incurred in connection with closing.
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as indirect interests through unconsolidated ventures. Strategic investments include our approximately 10.3% interest in NRE as well as our co-investments alongside third party capital that we raised and manage for investment management economics in the form of real estate, loans receivable and investments in unconsolidated ventures. Non-strategic investments include net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments. Over time, we intend to recycle capital from non-strategic investments in our other equity and debt investments and shift our balance sheet exposure to strategic investments and our core real estate segments.
Our other equity and debt segment generated the following results of operations:

(In thousands)	Three Months Ended March 31, 2018
Total revenues	205,154
Net income attributable to Colony NorthStar, Inc.	49,109
Significant investments and corresponding debt in our other equity and debt portfolio at March 31, 2018 were as follows.

Type	Carrying Value (In thousands)
Real estate
Held for investment	$2,458,208
Held for sale	799,452
Investments in unconsolidated ventures
NRE	73,978
Third party private funds acquired through the Merger, at fair value	171,945
Other (1)	915,542
Loans receivable	1,897,466
CRE debt securities, at fair value	253,558
Debt (2)	2,743,551
_________

(1)	Significant investments include acquisition, development and construction loans ($166.5 million) and preferred equity investments ($465.5 million).

(2)	At March 31, 2018, debt totaling $661.4 million was related to real estate held for sale, including $215.4 million of debt to be assumed by the buyers upon sale of the property holding entities.
Significant activities in our other equity and debt segment in the three months ended March 31, 2018 were as follows:

•
Upon closing of the Combination on January 31, 2018, we contributed $1.9 billion of assets and $0.4 billion of liabilities or net equity of $1.1 billion (net of noncontrolling interests) from our other equity and debt segment to Colony NorthStar Credit. This included certain of our U.S. commercial real estate loans, net lease properties, limited partnership interests in third party private funds as well as acquisition, development and construction loans accounted for as equity method investments, which represent transferable assets consistent with Colony NorthStar Credit's strategy. In consideration for our contribution, we received common shares in Colony NorthStar Credit and membership units in its operating subsidiary. As discussed in Note 4 to the consolidated financial statements, we deconsolidated the subsidiaries holding the contributed interests, resulting in the recognition of a gain of $9.9 million, measured as the excess of fair value over carrying value of our retained interests. At March 31, 2018, we hold a 36.6% interest (on a fully diluted basis) in Colony NorthStar Credit.

•	In March 2018, we syndicated 30% of equity in our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•	Continued disposition of non-core real estate, predominantly in Europe, generated total gains of $16.2 million.
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
Results of operations of our Investment Management segment were as follows. The net loss for the period was driven by a $139.0 million write-off of the NorthStar Income I and NorthStar Income II management contract intangible assets upon closing of the Combination.

(In thousands)	Three Months Ended March 31, 2018
Total revenues (1)	$42,521
Net loss attributable to Colony NorthStar, Inc.	(80,520)
__________

(1)	Includes $4.1 million of cost reimbursement income from retail companies, NRE and Colony NorthStar Credit, which is recorded gross as income and expense in the results of operations.
Balance sheet investments of $222.5 million in our Investment Management segment generally consists of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor of $9.1 million, interests in our sponsored non-traded REITs of $6.7 million, as well as other investments, primarily interests in other third party asset managers.
Capital Raising and Assets Under Management
In the three months ended March 31, 2018, we closed on $2.0 billion of third party capital commitments (including our pro rata share from equity method investments in third party asset managers), driven by approximately $1.8 billion of capital commitments in connection with our new co-sponsored digital real estate infrastructure fund.
Below is our total third party assets under management ("AUM") at March 31, 2018:

(In billions)	March 31, 2018	December 31, 2017
Third party AUM (1)	$27.5	$26.9
__________

(1)
Assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or incentives. AUM is based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at March 31, 2018. AUM further includes a) uncalled capital commitments and b) the Company’s pro-rata share of assets of each affiliate's real estate investment management platform as presented and calculated by the affiliate.

The Company's third party AUM at March 31, 2018 increased $0.6 billion from December 31, 2017 as new capital was raised in the first quarter of 2018 through our co-sponsored digital real estate infrastructure fund as well as the syndication of 30% interest in our European non-performing loan portfolio, partially offset by continued realization of investments by liquidating funds.

Below is a summary of our third party AUM at March 31, 2018:

Type	Products	Description	AUM (in billions)
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds and potential for incentives on sponsored funds	$9.8
Retail Companies	NorthStar Healthcare	Earns base management fees from all retail companies, disposition fees from NorthStar Healthcare and potential for incentives (except for NorthStar/Townsend)	3.7
	NorthStar/RXR NY Metro (1)
	NorthStar Capital Income Fund
	NorthStar/Townsend (2)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.2
	Colony NorthStar Real Estate Credit, Inc. (3)	NYSE-listed credit REIT	3.1
		Earns base management fees and potential for incentives
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from investments in unconsolidated ventures	8.7

Includes co-sponsored digital real estate infrastructure vehicle, investments in RXR Realty (27% interest in a real estate investor, developer and asset manager with AUM of $18 billion) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles with AUM of $3 billion)

			$27.5
__________

(1)	Fee income is shared between the Company and its co-advisor, RXR Realty.

(2)
NorthStar/Townsend Institutional Real Estate Fund Inc. (“NorthStar/Townsend”) submitted a registration statement on Form N-2 to the SEC in May 2017, which as of May 7, 2018, is not yet effective. Townsend is the advisor for NorthStar/Townsend and an affiliate of Colony NorthStar will act as administrator and sub-advisor for certain investments. Fee income will be shared between Townsend and Colony NorthStar.

(3)	Represents 3rd party ownership share at March 31, 2018 of CLNC's pro rata share of total assets, excluding consolidated securitization trusts.
Significant Developments in the Investment Management Segment
Colony NorthStar Credit—Upon closing of the Combination on January 31, 2018, our management contracts with NorthStar Income I and NorthStar Income II ceased to exist. Concurrently, we entered into a management agreement with Colony NorthStar Credit. The management agreement provides for a base management fee of 1.5% per annum of Colony NorthStar Credit's stockholders' equity (as defined in the management agreement) and incentive fees subject to the achievement of minimum return levels in accordance with terms set out in the management agreement, each payable quarterly in arrears in cash. The management agreement has an initial term of three years and will be automatically renewed for a one-year term thereafter unless earlier terminated.
Digital Colony Infrastructure Fund—In partnership with Digital Bridge, we closed on a new co-sponsored digital real estate infrastructure vehicle on February 28, 2018. At March 31, 2018, total callable commitments of the fund was $1.95 billion, inclusive of our capital commitments of $162 million as both limited partner and co-general partner. Fee income and carried interest will be shared with our co-sponsor, Digital Bridge.
NorthStar RXR/NY Metro—On March 15, 2018, the board of directors of NorthStar RXR/NY Metro determined to terminate its primary offering effective March 31, 2018 and its distribution reinvestment plan effective April 2, 2018. We continue to actively manage the NorthStar RXR/NY Metro portfolio and together with its board of directors and our co-sponsor, we will evaluate potential strategic opportunities focused on maximizing stockholder value.
Retail Distribution Business—On February 16, 2018, we entered into a definitive agreement with S2K to combine NorthStar Securities with S2K to create Colony S2K. It is expected that ColonyS2K will distribute both the current and future investment products sponsored by Colony NorthStar and S2K as well as third-party sponsored products. The Proposed Transaction closed on April 30, 2018.
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

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss attributable to common stockholders	$(72,714)	$(5,216)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	(4,378)	(1,083)
Real estate depreciation and amortization	143,906	128,545
Impairment of real estate	14,940	8,513
Gain on sales of real estate	(22,925)	(6,993)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(40,763)	(32,695)
FFO attributable to common interests in Operating Company and common stockholders	$18,066	$91,071
__________

(1)
For the three months ended March 31, 2018, adjustments attributable to noncontrolling interests in investment entities include $43.7 million of real estate depreciation and amortization, $7.8 million of impairment of real estate, offset by $10.7 million of gain on sales of real estate. For the three months ended March 31, 2017, adjustments attributable to noncontrolling interests in investment entities include $32.6 million of real estate depreciation and amortization, $5.7 million of impairment of real estate, offset by $5.6 million of gain on sales of real estate.

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

	Healthcare		Industrial		Hospitality
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017	2018	2017
Income (loss) from continuing operations	$(12,534)	$(9,266)	$6,321	$519	$(11,886)	$(3,616)
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(4,319)	(6,999)	(2,297)	(1,663)	(7)	(14)
Interest income	—	—	(532)	—	—	—
Other income	—	—	—	—	(488)	—
Interest expense	50,941	41,092	10,190	12,426	34,361	27,249
Transaction, investment and servicing costs	2,310	2,123	74	—	1,542	1,737
Depreciation and amortization	41,127	40,881	29,945	24,639	35,457	30,041
Impairment loss	3,780	—	—	—	—	—
Compensation and administrative expense	1,933	2,519	3,222	2,875	2,017	1,697
Gain on sale of real estate	—	—	(2,293)	—	—	—
Other (gain) loss, net	(2,926)	(1,464)	—	—	(323)	76
Income tax (benefit) expense	998	2,242	3	(598)	(1,481)	38
NOI or EBITDA	$81,310	$71,128	$44,633	$38,198	$59,192	$57,208

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
Common Stock—Our board of directors declared the following dividends in 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 26, 2018	March 30, 2018	April 16, 2018	$0.11
May 8, 2018	June 29, 2018	July 16, 2018	0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding March 31, 2018 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series D	8.5%	8,000	4,250	0.5312500
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		65,464	$31,388
Common Stock Repurchases
On February 26, 2018, the Company's board of directors authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to $300 million of its outstanding class A common stock in a one-year period, either in the open market or through privately negotiated transactions. During the three months ended March 31, 2018, the Company repurchased 42,306,294 shares of its class A common stock, at an aggregate cost of approximately $246.0 million (excluding commissions), or a weighted-average price of $5.82 per share.
In 2017, the Company had a similar stock repurchase program pursuant to which the Company repurchased the full authorized amount of $300 million of its outstanding class A common stock through both open market trades and privately negotiated transactions.

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
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 12 to the consolidated financial statements.
Our ability to raise and access third party capital in our sponsored investment vehicles would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 12 to the consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The JPM Credit Agreement is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of May 7, 2018, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $820.0 million was available to be drawn.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. We were in compliance with the financial covenants as of March 31, 2018.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in Note 12 to the consolidated financial statements.
Public Offerings
We may offer and sell various types of securities under our effective shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
There were no public offering of securities in the three months ended March 31, 2018.
In 2017, we issued our Series I preferred stock in June and our Series J preferred stock in September with dividend rates of 7.15% and 7.125% per annum, respectively. We applied the proceeds from these offerings, combined with available cash, to redeem all of the outstanding shares of Series A, Series F and Series C preferred stock and a portion of the outstanding shares of Series B preferred stock.

Cash Flows
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$99,952	$24,120
Investing activities	(140,242)	693,786
Financing activities	(418,736)	(253,511)
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
Our operating activities generated cash of $100.0 million and $24.1 million in the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2017 incorporated the operating activities of NSAM and NRF for 80 days post-Merger, rather than a full quarter, and also reflected significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
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
Net cash used in investing activities was $140.2 million for the three months ended March 31, 2018. This was driven in part by a contribution of $141.2 million of cash and restricted cash to Colony NorthStar Credit, as well as cash outflow for acquisition and addition of real estate, primarily in industrial, exceeding proceeds from sale of real estate, partially offset by a return of capital on our initial investment in a digital real estate infrastructure joint venture as we raised third party capital through a private fund.
For the three months ended March 31, 2017, investing activities generated a net cash inflow of $693.8 million as a result of our initiatives to monetize certain investments. This included net proceeds of $239.1 million from the sale of shares in Starwood Waypoint Homes and proceeds from the sale of various non-core real estate investments totaling $903.8 million, of which $664.4 million was from the sale of our manufactured housing portfolio acquired in the Merger. This was partially offset by cash outflow of $538.1 million, net of deposits, for the acquisition of a distressed loan portfolio in Ireland.
Additionally, in the three months ended March 31, 2017, although the Merger was completed in an all-stock exchange, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. These amounts, net of $260.6 million of cash assumed, are presented as investing cash outflows in the consolidated statement of cash flows in the three months ended March 31, 2017.
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
Net cash used in financing activities was $418.7 million for the three months ended March 31, 2018 and $253.5 million for the three months ended March 31, 2017.
Cash activity in the three months ended March 31, 2018 was driven largely by repurchases of our common stock for $210.3 million and dividend payments of $179.5 million. For the three months ended March 31, 2017, debt repayments exceeded borrowings by $498.3 million as we utilized proceeds from the sale of a minority interest in our healthcare platform for $330 million and proceeds from the sale of our manufactured housing portfolio to pay down outstanding debt.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2017, as filed with the SEC.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of March 31, 2018.
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Other than the adoption of new accounting pronouncements for revenue recognition and financial instruments, which are included in Note 2 to our consolidated financial statements, there have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of May 7, 2018, the termination value was approximately $66.9 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of May 7, 2018, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $160.8 million or unrealized loss of $183.3 million.
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
At March 31, 2018, we had approximately €452.5 million, £243.4 million and NOK 785.7 million or a total of $998.9 million, in European investments. A 1% change in these foreign currency rates would result in a $10.0 million increase or decrease in translation gain or loss included in other comprehensive income. At March 31, 2018, our share of net tax-effected accumulated foreign exchange gain on the European investments was approximately $50.8 million, net of effect of hedging.
A summary of the foreign exchange contracts in place at March 31, 2018, including notional amount and key terms, is included in Note 13 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2018, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.
Changes in Internal Control over Financial Reporting
The Company acquired the THL Hotel Portfolio on July 1, 2017. We have completed our evaluation and integration of the acquired business into our overall system of internal control over financial reporting.
Except as described above, during the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2018, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of OP Units—During the quarter ended March 31, 2018, we issued 1,940 shares of our class A common stock upon redemption of an equal number of OP Units held by certain of our employees.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
On February 26, 2018, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. The following table presents information related to our purchases of our class A common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1, 2018 through January 31, 2018	—	N/A	N/A	N/A
February 1, 2018 through February 28, 2018	—	N/A	N/A	N/A
March 1, 2018 through March 31, 2018	42,306,294	5.82	42,306,294	53,982,106
Total	42,306,294	$5.82	42,306,294	$53,982,106

Item 3. Defaults Upon Senior Securities
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
3.3
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating Colony NorthStar, Inc.’s 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

4.2
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 5, 2017)

10.1
First Amendment, dated as of January 12, 2018, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 19, 2018)

10.2
Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2018)

10.3
Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 1, 2018)

10.4
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 1, 2018)

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony NorthStar, Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

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
Dated: May 10, 2018

COLONY NORTHSTAR, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)