Form 10-Q
period 2018-06-30
Colony Capital, Inc.
filed 2018-08-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37980

COLONY CAPITAL, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4591526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
515 South Flower Street, 44th Floor
Los Angeles, California 90071
(Address of Principal Executive Offices, Including Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Colony NorthStar, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, 489,758,352 shares of the Registrant's class A common stock and 708,168 shares of class B common stock were outstanding.

EXPLANATORY NOTE
Colony Capital, Inc. (formerly Colony NorthStar, Inc.) (the “Company”) was formed through a tri-party merger (the "Merger") which closed on January 10, 2017 (the "Closing Date"), among:

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
Effective June 25, 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc.
The financial information for the Company as set forth in this Quarterly Report on Form 10-Q (this "Quarterly Report") represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF were incorporated into the Company effective January 11, 2017.
As used throughout this document, the terms the "Company," "we," "our" and "us" mean:

•	Colony Capital, Inc. (formerly Colony NorthStar, Inc.) for all periods on or after January 11, 2017, following the closing of the Merger; and

•	Colony for all periods on or prior to the closing of the Merger on January 10, 2017.
Accordingly, comparisons of the period to period financial information of the Company may not be meaningful.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$480,230	$921,822
Restricted cash	398,981	471,078
Real estate, net	14,254,108	14,464,258
Loans receivable, net ($0 and $45,423 at fair value, respectively)	1,791,889	3,223,762
Investments in unconsolidated ventures ($217,098 and $363,901 at fair value, respectively)	2,491,342	1,655,239
Securities, at fair value	144,421	383,942
Goodwill	1,534,561	1,534,561
Deferred leasing costs and intangible assets, net	610,853	852,872
Assets held for sale ($52,123 and $49,498 at fair value, respectively)	637,802	781,630
Other assets ($25,206 and $10,150 at fair value, respectively)	431,222	444,968
Due from affiliates	44,308	51,518
Total assets	$22,819,717	$24,785,650
Liabilities
Debt, net ($0 and $44,542 at fair value, respectively)	$9,994,115	$10,827,810
Accrued and other liabilities ($110,513 and $212,267 at fair value, respectively)	679,658	898,161
Intangible liabilities, net	173,702	191,109
Liabilities related to assets held for sale	256,477	273,298
Due to affiliates ($0 and $20,650 at fair value, respectively)	9,383	23,534
Dividends and distributions payable	86,656	188,202
Preferred stock redemptions payable	200,000	—
Total liabilities	11,399,991	12,402,114
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	33,523	34,144
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 and $1,636,605 liquidation preference, respectively; 250,000 shares authorized; 57,464 and 65,464 shares issued and outstanding, respectively	1,407,495	1,606,966
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 489,764 and 542,599 shares issued and outstanding, respectively	4,898	5,426
Class B, 1,000 shares authorized; 708 and 736 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,616,918	7,913,622
Distributions in excess of earnings	(1,443,717)	(1,165,412)
Accumulated other comprehensive income	23,930	47,316
Total stockholders’ equity	7,609,531	8,407,925
Noncontrolling interests in investment entities	3,393,981	3,539,072
Noncontrolling interests in Operating Company	382,691	402,395
Total equity	11,386,203	12,349,392
Total liabilities, redeemable noncontrolling interests and equity	$22,819,717	$24,785,650

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

The following table presents the assets and liabilities of securitization vehicles (as of December 31, 2017 only) and an investment fund consolidated as a variable interest entity for which the Company is determined to be the primary beneficiary. At June 30, 2018, there were no consolidated securitization vehicles as our interests in these securitization vehicles have either been contributed to Colony Credit in the Combination or sold to third parties, resulting in a deconsolidation, or the underlying assets of the securitization trust has been liquidated (see Note 15).

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash	$7,506	$10,969
Restricted cash	—	40,084
Loans receivable, net	—	546,306
Securities	36,649	250,526
Real estate, net	—	8,073
Other assets	768	13,671
Total assets	$44,923	$869,629
Liabilities
Debt, net	$—	$348,250
Other liabilities	152	31,299
Total liabilities	$152	$379,549

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Property operating income	$590,638	$500,531	$1,145,368	$927,385
Interest income	44,183	111,263	108,037	226,807
Fee income ($39,634, $44,900, $76,406 and $90,688 from affiliates, respectively)	39,924	54,319	76,766	107,569
Other income ($10,094, $6,973, $16,887 and $13,676 from affiliates, respectively)	14,854	13,259	26,092	24,776
Total revenues	689,599	679,372	1,356,263	1,286,537
Expenses
Property operating expense	320,674	253,717	626,444	470,066
Interest expense	153,309	140,260	302,198	266,538
Investment, servicing and commission expense	25,951	13,740	44,604	25,547
Transaction costs	2,641	2,440	3,357	89,780
Depreciation and amortization	137,896	153,111	282,601	290,531
Provision for loan loss	13,933	1,067	19,308	7,791
Impairment loss	69,834	12,761	223,232	21,280
Compensation expense	55,159	80,759	104,643	172,577
Administrative expenses	25,790	30,145	50,653	56,059
Total expenses	805,187	688,000	1,657,040	1,400,169
Other income (loss)
Gain on sale of real estate	42,702	15,190	61,146	24,160
Other gain (loss), net	28,798	(23,850)	104,054	1,531
Earnings from investments in unconsolidated ventures	1,875	122,394	34,140	236,386
Income (loss) before income taxes	(42,213)	105,106	(101,437)	148,445
Income tax benefit (expense)	584	86	33,392	(3,623)
Income (loss) from continuing operations	(41,629)	105,192	(68,045)	144,822
Income (loss) from discontinued operations	(219)	—	(102)	12,560
Net income (loss)	(41,848)	105,192	(68,147)	157,382
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,873	720	1,177	1,337
Investment entities	27,420	23,800	47,522	50,859
Operating Company	(5,728)	2,330	(10,106)	1,247
Net income (loss) attributable to Colony Capital, Inc.	(65,413)	78,342	(106,740)	103,939
Preferred stock redemption (Note 16)	(3,995)	5,448	(3,995)	5,448
Preferred stock dividends	31,388	34,339	62,775	65,152
Net income (loss) attributable to common stockholders	$(92,806)	$38,555	$(165,520)	$33,339
Basic earnings (loss) per share
Income (loss) from continuing operations per basic common share	$(0.19)	$0.07	$(0.33)	$0.03
Net income (loss) per basic common share	$(0.19)	$0.07	$(0.33)	$0.05
Diluted earnings (loss) per share
Income (loss) from continuing operations per diluted common share	$(0.19)	$0.07	$(0.33)	$0.03
Net income (loss) per diluted common share	$(0.19)	$0.07	$(0.33)	$0.05
Weighted average number of shares
Basic	488,676	544,023	509,562	525,318
Diluted	488,676	544,023	509,562	525,318
Dividends declared per common share (Note 16)	$0.11	$0.27	$0.22	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(41,848)	$105,192	$(68,147)	$157,382
Other comprehensive income (loss):
Other comprehensive income from investments in unconsolidated ventures, net	999	511	2,098	605
Net change in fair value of available-for-sale debt securities	1,632	8,652	(19,086)	3,658
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	(103,050)	107,000	(26,649)	135,073
Change in fair value of net investment hedges	37,937	(37,905)	13,559	(45,094)
Net foreign currency translation adjustments	(65,113)	69,095	(13,090)	89,979
Other comprehensive income (loss)	(62,482)	78,258	(30,078)	94,242
Comprehensive income (loss)	(104,330)	183,450	(98,225)	251,624
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,873	720	1,177	1,337
Investment entities	(8,269)	69,553	41,940	108,541
Operating Company	(7,286)	4,178	(11,544)	3,341
Comprehensive income (loss) attributable to stockholders	$(90,648)	$108,999	$(129,798)	$138,405

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	607,200	1,672	2,443,100	(246,064)	(32,109)	2,773,799	2,453,938	389,190	5,616,927
Net income	—	—	—	103,939	—	103,939	50,859	1,247	156,045
Other comprehensive loss	—	—	—	—	34,466	34,466	57,682	2,094	94,242
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	506,453	8,162	514,615
Issuance of Cumulative Redeemable Perpetual Preferred Stock	345,000	—	—	—	—	345,000	—	—	345,000
Offering costs	(11,540)	—	—	—	—	(11,540)	—	—	(11,540)
Redemption of preferred stock	(313,667)	—	—	—	—	(313,667)	—	—	(313,667)
Common stock repurchases	—	(129)	(167,856)	—	—	(167,985)	—	—	(167,985)
Equity-based compensation	—	75	46,460	—	—	46,535	—	24,040	70,575
Redemption of OP Units for cash and class A common stock	—	14	18,796	—	—	18,810	—	(23,895)	(5,085)
Shares canceled for tax withholdings on vested stock awards	—	(4)	(5,401)	—	—	(5,405)	—	—	(5,405)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Contributions from noncontrolling interests	—	—	—	—	—	—	913,308	—	913,308
Distributions to noncontrolling interests	—	—	—	—	—	—	(357,281)	(17,950)	(375,231)
Preferred stock dividends	—	—	—	(75,147)	—	(75,147)	—	—	(75,147)
Common stock dividends declared ($0.54 per share; Note 16)	—	—	—	(288,282)	—	(288,282)	—	—	(288,282)
Reallocation of equity (Note 2 and 17)	—	—	(80,161)	—	4,527	(75,634)	18,877	56,757	—
Balance at June 30, 2017	$1,624,444	$5,519	$7,958,872	$(505,554)	$6,884	$9,090,165	$3,643,836	$439,645	$13,173,646

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(106,740)	—	(106,740)	47,522	(10,106)	(69,324)
Other comprehensive loss	—	—	—	—	(23,058)	(23,058)	(5,582)	(1,438)	(30,078)
Redemption of preferred stock (Note 16)	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(548)	(318,481)	—	—	(319,029)	—	—	(319,029)
Redemption of OP Units for cash and class A common stock	—	15	18,884	—	—	18,899	—	(20,995)	(2,096)
Equity-based compensation	—	34	19,915	—	—	19,949	—	1,414	21,363
Shares canceled for tax withholdings on vested stock awards	—	(29)	(32,021)	—	—	(32,050)	—	—	(32,050)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Deconsolidation of investment entities (Note 4)	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	384,957	—	384,957
Distributions to noncontrolling interests	—	—	—	—	—	—	(219,829)	(6,895)	(226,724)
Preferred stock dividends	—	—	—	(60,743)	—	(60,743)	—	—	(60,743)
Common stock dividends declared ($0.22 per share)	—	—	—	(109,804)	—	(109,804)	—	—	(109,804)
Reallocation of equity (Notes 2 and 17)	—	—	2,989	—	(126)	2,863	(21,179)	18,316	—
Balance at June 30, 2018	$1,407,495	$4,905	$7,616,918	$(1,443,717)	$23,930	$7,609,531	$3,393,981	$382,691	$11,386,203

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(68,147)	$157,382
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(14,347)	(32,252)
Paid-in-kind interest added to loan principal, net of interest received	(16,615)	(16,304)
Straight-line rents	(14,754)	(16,119)
Amortization of above- and below-market lease values, net	(1,503)	(5,597)
Amortization of deferred financing costs and debt discount and premium	48,093	41,602
Earnings from investments in unconsolidated ventures	(34,140)	(236,386)
Distributions of income from equity method investments	34,924	33,971
Provision for loan losses	19,308	7,791
Allowance for doubtful accounts	22,104	6,790
Impairment of real estate and intangibles	223,232	21,280
Depreciation and amortization	282,601	290,531
Equity-based compensation	21,566	70,098
Change in fair value of contingent consideration—Internalization	(1,730)	(8,250)
Gain on sales of real estate, net	(61,146)	(22,052)
Deferred income tax benefit	(45,181)	(5,540)
Other (gain) loss, net	(102,324)	6,719
Increase in other assets and due from affiliates	(52,562)	(33,405)
Decrease in accrued and other liabilities and due to affiliates	(28,918)	(78,963)
Other adjustments, net	919	254
Net cash provided by operating activities	211,380	181,550
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(189,198)	(211,671)
Return of capital from investments in unconsolidated ventures	230,128	101,087
Acquisition of loans receivable and securities	(82,477)	(549,659)
Cash and restricted cash assumed in Merger, net of payments for merger-related liabilities (Note 3)	—	132,377
Net disbursements on originated loans	(88,543)	(172,017)
Repayments of loans receivable	57,434	217,302
Proceeds from sales of loans receivable and securities	125,733	139,624
Cash receipts in excess of accretion on purchased credit-impaired loans	44,155	100,382
Acquisition of and additions to real estate, related intangibles and leasing commissions	(542,572)	(791,779)
Proceeds from sales of real estate, net of debt assumed by buyers	428,562	973,603
Proceeds from paydown and maturity of securities	27,038	62,171
Cash and restricted cash contributed to Colony Credit (Note 4)	(141,153)	—
Proceeds from sale of investments in unconsolidated ventures (Notes 7 and 22)	89,115	500,504
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 15)	142,270	—
Acquisition of CPI, net of cash and restricted cash acquired (Note 3)	—	(23,111)
Investment deposits	(14,224)	(47,130)
Increase in escrow deposits	—	10,517
Net payments on settlement of derivative instruments	(19,852)	(6,315)
Other investing activities, net	(3,059)	(1,463)
Net cash provided by investing activities	63,357	434,422

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$333,460
Dividends paid to preferred stockholders	(64,208)	(70,920)
Dividends paid to common stockholders	(202,552)	(184,874)
Repurchase of common stock	(319,029)	(167,985)
Borrowings from corporate credit facility	504,000	659,000
Repayment of borrowings from corporate credit facility	(554,000)	(1,010,600)
Borrowings from secured debt	432,408	2,654,459
Repayments of secured debt	(699,178)	(2,565,537)
Change in escrow deposits related to financing arrangements	—	6,827
Settlement of call spread option	—	6,900
Costs associated with contributions from noncontrolling interests	—	(6,765)
Payment of deferred financing costs	(8,176)	(54,564)
Contributions from noncontrolling interests	405,381	901,808
Distributions to and redemptions of noncontrolling interests	(242,627)	(375,940)
Redemption of preferred stock	—	(313,667)
Shares canceled for tax withholdings on vested stock awards	(32,050)	(5,405)
Redemption of OP Units for cash	(2,096)	(5,085)
Payment of cash collateral on derivative	—	(2,010)
Repurchase of exchangeable senior notes	—	(11,955)
Other financing activities, net	(350)	(171)
Net cash used in financing activities	(782,477)	(213,024)
Effect of exchange rates on cash, cash equivalents and restricted cash	(4,920)	8,203
Net increase (decrease) in cash, cash equivalents and restricted cash	(512,660)	411,151
Cash, cash equivalents and restricted cash, beginning of period	1,393,920	497,886
Cash, cash equivalents and restricted cash, end of period	$881,260	$909,037

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$921,822	$376,005
Restricted cash	471,078	111,959
Restricted cash included in assets held for sale	1,020	9,922
Total cash, cash equivalents and restricted cash, beginning of period	$1,393,920	$497,886

End of the period
Cash and cash equivalents	$480,230	$599,920
Restricted cash	398,981	300,680
Restricted cash included in assets held for sale	2,049	8,437
Total cash, cash equivalents and restricted cash, end of period	$881,260	$909,037

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
1. Business and Organization
Colony Capital, Inc. (the "Company") is a leading global investment management firm with approximately $43 billion of assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe Corp. (NYSE: NRE) which are externally managed by subsidiaries of the Company; and (c) various other equity and debt investments.
The Company was organized in May 2016 as a Maryland corporation, and intends to elect to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017. Effective June 25, 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol on the NYSE from "CLNS" to "CLNY."
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”). At June 30, 2018, the Company owned approximately 94.2% of the OP, as its sole managing member. The remaining 5.8% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Merger among Colony, NSAM and NRF was completed in an all-stock exchange on January 10, 2017.
The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. Consequently, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. Accordingly, the year-to-date results of operations of the Company as set forth herein may not be comparable as the first ten days of 2017 reflect only the pre-Merger activity of Colony.
Details of the Merger are described more fully in Note 3 and the accounting treatment thereof in Note 2.
Colony Credit
On August 25, 2017, as amended and restated on November 20, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and NorthStar Real Estate Income II, Inc. (“NorthStar II”), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute the CLNY Contributed Portfolio (as defined in Note 4), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), to Colony Credit Real Estate, Inc. (formerly Colony NorthStar Credit Real Estate, Inc.) ("Colony Credit") and its operating company, and NorthStar I and NorthStar II agreed to merge in all-stock mergers with and into Colony Credit (collectively, the “Combination”).
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018. On June 25, 2018, Colony Credit changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. See additional information in Note 4.
Retail Distribution Business
On April 30, 2018, the Company completed the combination of NorthStar Securities, LLC ("NorthStar Securities"), the Company's captive broker-dealer platform acquired through the Merger that raises capital in the retail market, with S2K Financial Holdings, LLC ("S2K") to form Colony S2K Holdings, LLC ("Colony S2K"). Colony S2K will distribute both the current and future investment products sponsored by the Company and S2K as well as third party sponsored products. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles, and S2K Servicing LLC, a provider of administrative services to institutional investment managers.

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
Merger
The Merger was accounted for under the acquisition method for a business combination as a reverse acquisition. NSAM was the legal acquirer in the Merger for certain legal and regulatory matters, however, Colony was determined to be the accounting acquirer in the Merger for financial reporting purposes. While NSAM was the legal entity which initiated the transaction and issued its shares to consummate the Merger, the fact that the senior management of the Company primarily consists of Colony senior executives, along with other qualitative considerations, resulted in Colony being designated the accounting acquirer.
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of the Company is adjusted to reflect the equity structure of the legal acquirer, including for comparative periods, by applying the Colony share exchange ratio of 1.4663. The historical financial information as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by the Company at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017.
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
Impairment—Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable, and for equity method investees with publicly traded equity, the traded price of the equity securities in an active market.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is determined to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment has occurred. Assessment of other-than-temporary impairment involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company's ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
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
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed from the tenants, is capitalized. For Company-owned tenant improvements, the amount funded by or reimbursed from the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.

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
A portion of the incentive fees earned by the Company (generally 40%) is allocated to senior management, investment professionals and certain other employees of the Company through their participation in the Company-sponsored investment vehicles.
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
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. Prior to the adoption of the revenue standard, a portion of asset management fees was recognized upon closing of an investment, with remaining fees deferred and recognized over the estimated life of each investment. Under the new guidance, the Company determined that the underlying service of managing the investments of the funds consists of a series of distinct services satisfied over time, for which revenue should be recognized ratably over the estimated life of each investment. As a result of the change in revenue recognition under the new standard, the Company recorded a cumulative impact of approximately $1.6 million as a decrease to retained earnings and an increase to deferred income liability on January 1, 2018. The impact of the change in revenue recognition for the three and six months ended June 30, 2018 was an increase to asset management fees of $0.2 million and $0.4 million, respectively.
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
The Company adopted this standard on January 1, 2018, concurrent with the adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard did not have an impact on the Company's financial statements. There were no sales of partial interests in real estate assets in the six months ended June 30, 2018 or for the year ended December 31, 2017.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as for presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes, unless these equity securities qualify for the NAV practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company's own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU No. 2016-01 and ASU No. 2018-03 are to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
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

	Six Months Ended June 30, 2017
(In thousands)	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$184,937	$181,550
Net cash provided by investing activities	254,167	434,422
Net cash used in financing activities	(213,765)	(213,024)
The increase in net cash provided by investing activities is primarily due to restricted cash assumed in the Merger and the CPI restructuring which was previously reported as noncash investing activities.
Future Application of Accounting Standards
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. In applying the modified retrospective approach, the standard provides the option to elect a package of practical expedients that exempts an entity from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.

In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvement to Topic 842, Leases, which provides the option of (i) applying the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented; as well as (ii) electing as practical expedient by class of underlying asset, not to segregate lease and non-lease components in a contract but to account for it as a single component in accordance with either the new lease standard or the revenue recognition standard depending on whether the lease or non-lease component is predominant.
The Company will adopt the new lease standard on its effective date of January 1, 2019 and will adopt the package of practical expedients as well as the transition option. As a result, the Company will apply the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. Comparative periods presented will not be restated upon adoption. Similarly, new disclosures under the standard will be made for periods beginning January 1, 2019, and not for prior comparative periods. In addition, the Company will make an accounting policy election to treat the lease and non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease.
As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the Company, as the buyer/lessor. As lessee, the Company will recognize a right of use asset and corresponding liability for future obligations under its leasing arrangements, such as ground leases and office leases. As of December 31, 2017, the Company had future contractual lease payment obligations of $74.2 million on office leases and $172.2 million on ground leases, excluding leases related to net lease properties contributed to Colony Credit on January 31, 2018. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee. The Company continues to evaluate the impact of this guidance on its financial statements.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale ("AFS") debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment ("OTTI") concept will result in more frequent estimation of credit losses. The accounting model for purchased credit-impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit-impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other than temporarily impaired debt securities and purchased credit-impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
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
Share-Based Payments—In June 2018, the FASB issued ASU No. 2018-07 Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring nonemployee awards based on fair value of the equity instrument issued, rather than on fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified nonemployee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For nonemployee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and nonemployee awards. The accounting model for nonemployee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for nonemployee awards continues to be recognized in the same period and in the same manner (i.e., capitalize or expense) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified nonemployee awards where a measurement date has not been established by the adoption date and unsettled liability-classified nonemployee awards. If the cost of a nonemployee award has been included in completed assets (such as finished goods inventory or fixed assets that have begun to be depreciated), the cost basis of those assets will not be remeasured. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU No. 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.
3. Business Combinations
Merger with NSAM and NRF
The Company was created through the Merger of NSAM, Colony and NRF in an all-stock exchange on the Closing Date.
The Merger was accomplished through a series of transactions. On the Closing Date, NSAM merged with and into the Company in order to redomesticate NSAM as a Maryland corporation, followed by a series of internal reorganization transactions with subsidiaries of NRF resulting in NRF becoming a subsidiary of the Company, and the merger of Colony into the Company, with the Company surviving as the combined entity.
Upon the closing of the Merger, NSAM outstanding common stock was converted into the Company's common stock, and the outstanding common stock and preferred stock of NRF and Colony were converted into the right to receive shares of common stock and preferred stock of the Company at pre-determined exchange ratios.
The specific exchanges of common stock and preferred stock as a result of the Merger were as follows:

•
Each share of NSAM common stock and performance common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into one share of the Company's class A common stock and performance common stock, respectively;

•
Each share of class A and class B common stock of Colony issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 1.4663 shares of the Company's class A and class B common stock for each share of Colony's class A and class B common stock;

•
Each share of common stock of NRF issued and outstanding prior to the effective time of the Merger was canceled and converted into the right to receive 1.0996 shares of the Company's class A common stock for each share of NRF common stock;

•
Each share of each series of the preferred stock of Colony and of NRF issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive one share of a corresponding series of the Company's preferred stock with substantially identical preferences, conversion and other rights, voting powers, restrictions, limitations as to dividend, qualification and terms and conditions of redemption; and

•	Concurrently, the OP issued OP Units to equal the number of OP membership units outstanding on the day prior to the closing of the Merger multiplied by the exchange ratio of 1.4663.
Upon consummation of the Merger, the former stockholders of Colony, NSAM and NRF owned, or had the right to own, approximately 33.25%, 32.85% and 33.90%, respectively, of the Company, on a fully diluted basis, excluding the effect of certain equity-based awards issued in 2017 in connection with the Merger.
The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters and Colony as the accounting acquirer for purposes of the financial information set forth herein. See Note 2 for further discussion on the accounting treatment of the Merger.
Merger Consideration
As the Merger was accounted for as a reverse acquisition, the fair value of the consideration transferred in common stock was measured based upon the number of shares of common stock that Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in the Company upon completion of the Merger, multiplied by the closing price of Colony class A common stock of $21.52 on the Closing Date. As a result, the implied shares of Colony common stock issued in consideration was computed as the number of outstanding shares of NSAM and NRF common stock prior to the Closing Date divided by the exchange ratios of 1.4663 and 1.3335, respectively.
Substantially all NSAM and NRF equity awards outstanding on the Closing Date vested upon consummation of the Merger. As the Company issued its common stock upon consummation of the Merger and settlement of these equity awards relate to pre-Merger services, these equity awards were included in the outstanding shares of NSAM and NRF common stock used to determine the merger consideration.
NSAM and NRF equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger were assumed by the Company through the conversion of such equity awards into comparable equity awards of the Company with substantially the same vesting terms pre-Merger. The portion of the replacement awards attributable to pre-Merger services was deemed part of the merger consideration, while the portion attributable to post-Merger services is recognized prospectively as compensation expense of the Company in the post-Merger period.
The Company's preferred stock issued as merger consideration upon the closing of the Merger to the holders of NRF preferred stock was on a one-for-one basis.
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

Fair value of the merger consideration was determined as follows:

(In thousands, except price per share)	NSAM	NRF	Total
Outstanding shares of common stock prior to closing of the Merger	190,202	183,147
Replacement equity-based awards attributable to pre-combination services(i)	300	150
	190,502	183,297
Exchange ratio(ii)	1.4663	1.3335
Implied shares of Colony common stock issued in consideration	129,920	137,456	267,376
Price per share of Colony class A common stock	$21.52	$21.52	$21.52
Fair value of implied shares of Colony common stock issued in consideration	$2,795,890	$2,958,039	$5,753,929
Fair value of the Company's preferred stock issued(iii)	—	1,010,320	1,010,320
Fair value of NRF stock owned by NSAM (iv)	(43,795)	—	(43,795)
Total merger consideration	$2,752,095	$3,968,359	$6,720,454
__________

(i)	Represents the portion of non-employee restricted stock unit awards that did not vest upon consummation of the Merger and pertains to services rendered prior to the Merger.

(ii)
Represents (a) the pre-determined exchange ratio of one share of Colony common stock for 1.4663 shares of the Company's common stock; and (b) the derived exchange ratio of one share of Colony common stock for 1.3335 shares of NRF common stock based on the pre-determined exchange ratio of one NRF share of common stock for 1.0996 shares of the Company's common stock.

(iii)
Fair value of the Company's preferred stock issued was measured based on the shares of NRF preferred stock outstanding at the Closing Date and the closing traded price of the respective series of NRF preferred stock on the Closing Date, including accrued dividends, as follows:

(In thousands, except price per share)	Number of Shares Outstanding	Price Per Share	Fair Value
NRF preferred stock
Series A 8.75%	2,467	$25.61	$63,182
Series B 8.25%	13,999	25.15	352,004
Series C 8.875%	5,000	25.80	128,995
Series D 8.50%	8,000	25.82	206,597
Series E 8.75%	10,000	25.95	259,542
Fair value of the Company's preferred stock issued	39,466		$1,010,320

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
The Merger effectively resulted in the settlement of the pre-merger management agreement between NSAM and NRF. The terms of the management agreement were determined to be off-market when compared to the terms of similar management agreements of other externally managed mortgage and equity REITs. The off-market component was valued at $1.5 billion based on a discounted cash flow analysis using a discount rate of 10%, and recorded as an intangible asset attributed to NSAM and a corresponding intangible liability attributed to NRF, in each case as of the Closing Date. Upon settlement of the management agreement, the intangible asset and the corresponding intangible liability were eliminated. No net gain or loss was recognized by the Company from the settlement.
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
Fair value of assets acquired and liabilities assumed were measured as follows:
Real Estate and Related Intangibles—Fair value of real estate was based upon a direct capitalization analysis or a discounted cash flow analysis with weighted average capitalization rate of 6.6%. For real estate held for sale, fair value was determined based upon a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building and tenant and site improvements and identified intangibles, such as above- and below-market leases and in-place lease values.
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

The following table summarizes the consideration and the final allocation to assets acquired and liabilities assumed. The estimated fair values and allocation were subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the six months ended June 30, 2018, adjustments were made to the allocation of values among real estate held for sale, real estate held for investment, intangible assets and intangible liabilities. Included in the consolidated statement of operations for the six months ended June 30, 2018 was a $1.8 million decrease to depreciation expense and an immaterial increase to ground lease expense to reflect the effects of the measurement period adjustments as of the acquisition date on July 1, 2017.

(In thousands)	As Reported at March 31, 2018	Measurement Period Adjustments	Final Amounts at June 30, 2018
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932	$—	$310,932
Cash	43,643	—	43,643
Contingent consideration (Note 14)	6,771	—	6,771
Total consideration	$361,346	$—	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188	$—	$16,188
Real estate	1,193,075	(8,628)	1,184,447
Real estate held for sale	68,625	1,051	69,676
Intangible and other assets	37,975	7,215	45,190
Debt	(907,867)	—	(907,867)
Intangible and other liabilities	(46,650)	362	(46,288)
Fair value of net assets acquired	$361,346	$—	$361,346
Fair value of assets acquired and liabilities assumed were estimated as follows:
Real Estate and Related Intangibles—Fair value of real estate was based on a combination of the cost, income and market approaches which applies capitalization rates between 7.0% and 12.0% (weighted average rate of 8.9%) as well as discount rates between 8.0% and 13.5% (weighted average rate of 10.4%), and also considers future capital expenditure needs of the hotels. For real estate held for sale, fair value was determined based on a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building, site improvements and furniture, fixtures and equipment as well as identified intangibles for above-market and below-market ground lease obligations.
Debt—The assumed senior mortgage and senior mezzanine debt had carrying values that approximated fair values based on current market rates and recent rates on the Company's refinancing of its other hotel portfolios.
4. Colony Credit
The contribution of the CLNY Contributed Portfolio (as described in Note 1) to Colony Credit and the concurrent all-stock merger of Colony Credit with NorthStar I and NorthStar II closed on January 31, 2018. Colony Credit's class A common stock began trading on the NYSE on February 1, 2018.
Upon closing of the Combination, the Company and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of Colony Credit on a fully diluted basis.
The Company, through certain of its subsidiaries, received 44,399,444 shares of Colony Credit's class B-3 common stock and 3,075,623 common membership units in Colony Credit's operating company (the “CLNC OP Units”) in exchange for its contribution of the CLNY Contributed Portfolio to Colony Credit.
The CLNY Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony Credit's strategy.
Each share of Colony Credit's class B-3 common stock will automatically convert into Colony Credit's class A common stock on a one-for-one basis upon close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Colony Credit’s Class A common stock on a one-for-one basis, in the sole discretion of Colony Credit. Subject to certain limited exceptions, the Company has agreed not to make any transfers of the CLNC OP Units to non-affiliates until the one-year anniversary of the closing of the Combination, unless such transfer is approved by a majority of Colony Credit’s board of directors, including a majority of its independent directors.
In connection with the merger of NorthStar I and NorthStar II with and into Colony Credit, their respective stockholders received shares of Colony Credit's class A common stock based on pre-determined exchange ratios.

As contemplated in the combination agreement, a certain loan receivable previously held by NorthStar I in the original principal amount of $150.2 million was not transferred to Colony Credit (the “NorthStar I Excluded Asset”). Upon closing of the Combination, the Company acquired a $65 million senior participation interest in the NorthStar I Excluded Asset at par, and the remaining junior participation interest in the NorthStar I Excluded Asset (the "NorthStar I Retained Asset") was transferred to a liquidating trust in exchange for beneficial interests in the liquidating trust, which was subsequently distributed pro rata to NorthStar I stockholders.
As a result of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated and the related management contract intangible assets totaling $139.0 million were written off (Note 14). Concurrent with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management agreement with Colony Credit.
Upon closing of the Combination, the Company's contribution of the CLNY Contributed Portfolio to Colony Credit, and the merger of Colony Credit with NorthStar I and NorthStar II, resulted in a deconsolidation of the CLNY Investment Entities. The following table presents the assets, liabilities and noncontrolling interests of the CLNY Investment Entities that were deconsolidated on January 31, 2018:

(In thousands)	January 31, 2018
Assets
Cash and cash equivalents	$99,883
Restricted cash	41,270
Real estate	219,748
Loans receivable	1,287,994
Investments in unconsolidated ventures	208,738
Deferred leasing costs and intangible assets	10,831
Other assets	25,755
1,894,219
Liabilities
Debt	$379,927
Accrued and other liabilities	41,318
421,245
Noncontrolling interests
Noncontrolling interests—investment entities	330,980
Noncontrolling interests—Operating Company	64,294
395,274
Equity attributable to Colony Capital, Inc.	$1,077,700
The Company measured its interest in Colony Credit based upon its proportionate share of Colony Credit's fair value at the closing date of the Combination. The excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities upon deconsolidation of $9.9 million was recognized in other gain on the consolidated statement of operations.
The Company does not control Colony Credit as the Company's role as the external manager of Colony Credit is under the supervision and direction of the Board of Directors of Colony Credit, the majority of whom are independent directors. However, the Company has significant influence over Colony Credit through its representation on the Board of Directors and through its role as the external manager. Accordingly, the Company accounts for its investment in Colony Credit under the equity method.
5. Real Estate
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, including $219.7 million of primarily net lease properties.

The Company's real estate, including foreclosed properties, was as follows:

(In thousands)	June 30, 2018	December 31, 2017
Land	$2,330,510	$2,011,794
Buildings and improvements	12,062,762	12,403,794
Tenant improvements	150,264	134,709
Furniture, fixtures and equipment	383,603	383,855
Construction in progress	118,430	108,403
	15,045,569	15,042,555
Less: Accumulated depreciation	(791,461)	(578,297)
Real estate assets, net	$14,254,108	$14,464,258
Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Proceeds from sales of real estate	$316,000	$69,762	$428,562	$973,603
Gain on sale of real estate	42,702	15,190	61,146	24,160
Real estate sold or classified as held for sale during the three and six months ended June 30, 2018 and 2017 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio in 2017 that was acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition in July 2017, as discussed in Note 18.
Real estate held for sale is presented in Note 10.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Six Months Ended June 30, 2018
Asset Acquisitions(2)
Various	Industrial—Various in U.S.(3)	25	$434,649	$97,534	$317,110	$23,700	$(3,695)
Year Ended Ended December 31, 2017
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—Los Angeles, CA (4)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)	Useful life of real estate acquired in 2018 is 27 to 38 years for buildings, 8 to 14 years for site improvements, 4 to 10 years for tenant improvements and 3 to 10 years for lease intangibles.

(3)	Includes acquisition of $11.0 million of land for co-development with operating partners.

(4)
In September 2017, 90% of equity in the property holding entity was syndicated to third party investors. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The interest retained by the Company is reflected as an equity method investment.

Depreciation and Impairment
Depreciation expense on real estate was $113.6 million and $108.9 million for the three months ended June 30, 2018 and 2017, respectively, and $232.0 million and $206.6 million for the six months ended June 30, 2018 and 2017, respectively.

Refer to Note 14 for discussion of impairment on real estate.
Property Operating Income
The components of property operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Rental income	$153,303	$167,370	$315,917	$318,613
Tenant reimbursements	36,250	34,244	75,172	65,769
Resident fee income (1)	69,203	74,838	138,420	140,532
Hotel operating income	331,882	224,079	615,859	402,471
	$590,638	$500,531	$1,145,368	$927,385
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) allow us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Commitments and Contractual Obligations
Purchase Commitments—At June 30, 2018, the Company had funded deposits of $2.0 million with remaining unfunded purchase commitment of $105.2 million for the acquisition of land and six buildings in the industrial segment.
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
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $1.8 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

6. Loans Receivable
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, including $1.29 billion of loans receivable.
The following table provides a summary of the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	June 30, 2018				December 31, 2017
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$608,803	$620,388	9.7%	3.1	$1,081,030	$1,082,513	9.1%	2.8
Securitized loans (1)	—	—	—%	N/A	35,566	36,603	5.9%	16.8
Mezzanine loans	343,808	339,684	12.1%	1.9	459,433	456,463	12.2%	2.3
Corporate loans	111,625	110,453	8.8%	7.8	46,840	46,592	9.9%	10.0
	1,064,236	1,070,525			1,622,869	1,622,171
Variable rate
Mortgage loans	195,851	206,285	4.3%	0.7	414,428	423,199	6.0%	1.7
Securitized loans (1)	—	—	—%	N/A	461,489	462,203	6.4%	3.5
Mezzanine loans	—	—	—%	N/A	34,391	34,279	9.8%	1.3
	195,851	206,285			910,308	919,681
	1,260,087	1,276,810			2,533,177	2,541,852
PCI Loans
Mortgage loans	1,614,950	566,704			1,865,423	682,125
Securitized loans	—	—			23,298	3,400
Mezzanine loans	7,425	3,671			7,425	3,671
	1,622,375	570,375			1,896,146	689,196
Allowance for loan losses		(55,296)				(52,709)
	2,882,462	1,791,889			4,429,323	3,178,339
Loans at fair value
Securitized loans (2)	—	—			72,511	45,423
Total loans receivable	$2,882,462	$1,791,889			$4,501,834	$3,223,762
__________

(1)
Represents loans held in securitization trusts consolidated by the Company (Note 15). The Company contributed its interests in three securitization trusts to Colony Credit in January 2018 and sold its interests in a remaining securitization trust to a third party in June 2018, resulting in the deconsolidation of these securitization trusts along with their underlying mortgage loans and bonds payable.

(2)
Represents loans held by a securitization trust that was consolidated by a N-Star CDO. The N-Star CDO was in turn consolidated by the Company at December 31, 2017. The Company had elected the fair value option and adopted the measurement alternative to value the loans receivable at the same fair value as the bonds payable issued by the consolidated securitization trust (Note 14). In May 2018, the Company sold its interests in the N-Star CDO and deconsolidated the N-Star CDO (Note 8) along with the securitization trust consolidated by the N-Star CDO.

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

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
June 30, 2018	$1,064,362	$—	$—	$212,448	$1,276,810
December 31, 2017	2,268,599	145,986	9,410	117,857	2,541,852

Troubled Debt Restructuring
During the six months ended June 30, 2018 and 2017, there were no loans modified as TDRs, in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At June 30, 2018 and December 31, 2017, carrying value of existing TDR loans before allowance for loan losses was $37.8 million and $66.4 million, respectively. These TDR loans were not in default post-modification. As of June 30, 2018, the Company has no additional commitments to lend to borrowers with TDR loans.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
June 30, 2018	$283,959	$84,869	$208,267	$293,136	$5,497
December 31, 2017	383,594	138,136	248,759	386,895	7,424
The average carrying value and interest income recognized on non-PCI impaired loans were as follows. There was no cash basis interest income recognized on non-PCI impaired loans in all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Average carrying value before allowance for loan losses	$226,532	$106,243	$279,986	$111,742
Total interest income recognized during the period impaired	1,279	1,041	1,308	1,807
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
There were no PCI loans acquired in the six months ended June 30, 2018.
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Beginning accretable yield	$42,435	$52,572
Additions	—	23,594
Dispositions	(4,001)	—
Changes in accretable yield	3,109	11,074
Accretion recognized in earnings	(19,216)	(31,823)
Deconsolidation	(991)	—
Effect of changes in foreign exchange rates	(138)	1,495
Ending accretable yield	$21,198	$56,912
The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $182.5 million at June 30, 2018 and $196.5 million at December 31, 2017, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
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
The allowance for loan losses and related carrying values of loans held for investment, excluding loans carried at fair value, were as follows:

	June 30, 2018		December 31, 2017
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$5,497	$84,869	$7,424	$138,136
PCI loans	49,799	144,641	45,285	169,789
	$55,296	$229,510	$52,709	$307,925
Changes in allowance for loan losses is presented below:

	Six Months Ended June 30,
(In thousands)	2018	2017
Allowance for loan losses at January 1	$52,709	$67,980
Contribution to Colony Credit (Note 4)	(518)	—
Deconsolidation	(5,983)	—
Provision for loan losses, net	19,308	7,791
Charge-off	(10,220)	(5,287)
Allowance for loan losses at June 30	$55,296	$70,484

Provision for loan losses by loan type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Non-PCI loans	$5,072	$451	$7,737	$2,925
PCI loans (1)	8,861	616	11,571	4,866
Total provision for loan losses, net	$13,933	$1,067	$19,308	$7,791
__________

(1)
Net of recoveries in provision for loan losses on PCI loans of $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2018, total unfunded lending commitments was $264.0 million, of which the Company's share was $94.3 million, net of amounts attributable to noncontrolling interests.
7. Investments In Unconsolidated Ventures
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, which included interests in third party private funds and acquisition, development and construction ("ADC") loans with a combined carrying value of approximately $208.7 million. In consideration for its contribution, the Company received equity interest in Colony Credit, accounted for under the equity method.
The Company's investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected, as follows:

(In thousands)	June 30, 2018	December 31, 2017
Equity method investments
Investment ventures	$2,206,778	$1,297,180
Private funds	172,296	229,874
	2,379,074	1,527,054
Other equity investments
Investment ventures	89,129	89,261
Private funds and retail companies	23,139	38,924
	112,268	128,185
	$2,491,342	$1,655,239
Equity Method Investments
The Company owns significant interests in Colony Credit and NRE, both publicly-traded REITs that it manages. The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected fair value option to account for its interests in certain investment ventures as well as limited partnership interests in third party private funds acquired through the Merger (see Note 14).
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of either the Company or the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance.

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at June 30, 2018 (1)	Carrying Value at
Investments	Description			June 30, 2018	December 31, 2017
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.6%	$1,146,355	$—
NorthStar Realty Europe Corp	Common equity in publicly traded equity REIT managed by the Company	(2)	11.0%	75,044	73,578
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	99,235	105,082
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	364,645	440,704
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	183,848	331,268
Private funds	General partner and/or limited partner interests in private funds		Various	29,552	25,101
Other investment ventures	Interests in 20 investments, each with no more than $65 million carrying value at June 30, 2018		Various	263,297	187,420
Fair value option	Interests in initial stage or real estate development ventures and limited partnership interests in private funds		Various	217,098	363,901
				$2,379,074	$1,527,054
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

(2)
These entities are governed by their respective boards of directors. The Company's role as manager is under the supervision and direction of such entity's board of directors, which includes representatives from the Company but the majority of whom are independent directors. In connection with the Company's investment in NRE, the Company has an ownership waiver under NRE’s charter which allows the Company to own up to 45% of NRE’s common stock, and to the extent the Company owns more than 25% of NRE’s common stock, the Company will vote the excess shares in the same proportion that the remaining NRE shares not owned by the Company are voted.

(3)	Some preferred equity investments may not have a stated ownership interest.

(4)	The Company owns varying levels of stated equity interests in certain ADC investments as well as profit participation interests without a stated ownership interest in other ADC investments.
Sale of Investments—In 2017, the Company had an investment in the single family residential business through its equity method investee, Starwood Waypoint Homes (fka Colony Starwood Homes). The Company monetized its investment through a sale of all of its shares in Starwood Waypoint Homes in March and June 2017 for total net proceeds of $500.5 million and recognized a gain of $191.2 million in aggregate, included in earnings from investments in unconsolidated ventures.
Impairment—In the second quarter of 2018, the Company assessed that certain equity method investments were other-than-temporarily impaired and recorded aggregate impairment of $16.5 million in earnings from investments in unconsolidated ventures. In making this assessment, the Company considered, among others, offer prices on the Company's investment, expected payoffs from sales of the underlying business of the investments and estimated enterprise value of the investment.
As discussed in Note 4, the Company had measured its interest in Colony Credit based upon its proportionate share of Colony Credit's fair value at the closing date of the Combination. At June 30, 2018, Colony Credit’s class A common stock traded at $20.73 per share and the carrying value of the Company's investment in Colony Credit was $23.90 per share. As of June 30, 2018, the Company has assessed that its investment in Colony Credit was not other-than-temporarily impaired as the Company believes that the carrying value of its investment in Colony Credit is recoverable in the near term. If Colony Credit's common stock continues to trade below the Company's carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
In 2017, a residential land development project, which is an ADC loan accounted for as an equity method investment, was assessed to be other-than-temporarily impaired. A $2.1 million impairment was recorded, estimated based on a projection of future cash flows that contemplated an as-is sale of the land to a developer.

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
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At June 30, 2018, the Company’s share of these commitments was $51.3 million.
Private Funds—At June 30, 2018, the Company had unfunded commitments of $339.8 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.
8. Securities
The following table summarizes the Company's investment in debt securities classified as available-for-sale ("AFS") as well as equity and debt securities held by consolidated funds that are accounted for at fair value through earnings.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2018
Available-for-sale debt securities:
N-Star CDO bonds	$81,803	$1,953	$(5,750)	$78,006
CMBS and other securities (1)	30,079	233	(546)	29,766
	111,882	2,186	(6,296)	107,772
Equity securities of consolidated fund				36,649
				$144,421
December 31, 2017
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (2):
CMBS	$144,476	$3,999	$(530)	$147,945
Other securities (3)	61,302	5,994	(313)	66,983
N-Star CDO bonds	88,374	2,778	(219)	90,933
CMBS and other securities (1)	38,928	3,739	(186)	42,481
	333,080	16,510	(1,248)	348,342
Equity securities of consolidated fund				35,600
				$383,942
__________

(1)
CMBS held by a sponsored investment company consolidated by the Company through its seed capital totaled $29.6 million at June 30, 2018 and $25.1 million at December 31, 2017. Other securities include a trust preferred security and certain investments in other third party CDO bonds.

(2) Carrying value of CDO bonds in consolidated N-Star CDOs was $215.5 million at December 31, 2017.
(3) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.
N-Star CDOs and N-Star CDO Bonds—The Company acquired, upon the Merger, NRF's legacy CDOs. NRF had sponsored collateralized debt obligations ("CDOs"), collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs were consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs. At June 30, 2018, the Company no longer has any consolidated CDOs as the remaining assets of one CDO was liquidated, and the Company sold all of its interest in another CDO which resulted in the deconsolidation of that CDO. A gain of $10.9 million was recorded upon deconsolidation, included in other gain on the consolidated statement of operations.
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
All of the legacy NRF sponsored CDOs are past their reinvestment period and are amortizing over time as the underlying assets pay down or are sold.
CMBS and Other Securities—These securities are predominantly commercial mortgage-backed securities (“CMBS”), including investments in mezzanine positions.
At June 30, 2018, contractual maturities of CRE securities ranged from one month to 42 years, with a weighted average expected maturity of 24.6 years.
Equity Securities of Consolidated Fund—These are publicly traded equity securities held by an open-end fund consolidated in the third quarter of 2017. These equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Disposition of Securities
Realized gains (losses) from sale of securities are recorded in other gain (loss), as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Available-for-sale debt securities:
Proceeds from sale	$15,012	$24,788	$78,197	$24,788
Gross realized gain	2,921	567	11,304	567
Gross realized (loss)	(592)	—	(592)	—
Equity securities of consolidated fund:
Realized gain (loss), net	(534)	—	(35)	—
Impairment of AFS Debt Securities
The following table presents AFS debt securities in a gross unrealized loss position:

	June 30, 2018				December 31, 2017
	Less Than 12 Months		More Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$—	$—	$—	$—	$2,229	$(530)
Other securities	—	—	—	—	8,218	(313)
N-Star CDO bonds	75,606	(5,256)	2,400	(494)	13,392	(219)
CMBS and other securities	20,990	(191)	8,776	(355)	12,956	(186)
	$96,596	$(5,447)	$11,176	$(849)	$36,795	$(1,248)
At December 31, 2017, there were no AFS debt securities in a gross unrealized loss position for more than 12 months. Any unrealized loss on securities acquired through the Merger were reset on the Closing Date.
The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. Other than temporary impairment ("OTTI") exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.

The Company recorded $1.3 million and $7.2 million of OTTI loss in other gain (loss) for the three and six months ended June 30, 2018, respectively, and $0.7 million for the three and six months ended June 30, 2017. This was due to an adverse change in expected cash flows on N-Star CDOs and CMBS held by consolidated N-Star CDOs, some of which are PCI debt securities. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them.
At June 30, 2018, the Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired. At December 31, 2017, there were no AFS securities with unrealized loss in accumulated other comprehensive income that have not been other than temporarily impaired.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger, consisting of certain N-Star CDOs, other CDOs and CMBS securities, were considered to be credit-impaired at acquisition, with the following outstanding balance:

(In thousands)	June 30, 2018	December 31, 2017
Outstanding principal	$236,230	$411,174
Amortized cost	3,712	26,761
Carrying value	3,113	31,789
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
The table below presents changes in accretable yield related to these PCI debt securities. The changes for the six months ended June 30, 2017 include the effects of measurement period adjustments subsequently recorded during the year ended December 31, 2017.

	Six Months Ended June 30,
(In thousands)	2018	2017
Beginning accretable yield	$44,610	$—
Assumed through the Merger	—	70,283
Accretion recognized in earnings	(3,489)	(6,979)
Reduction due to payoffs, disposals or deconsolidation	(17,081)	—
Net reclassifications to nonaccretable difference (1)	(23,889)	(8,185)
Ending accretable yield	$151	$55,119
__________

(1)	Includes reclassifications to nonaccretable difference for PCI securities for which cash flows can no longer be reasonably estimated.
9. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following tables present changes in the carrying value of goodwill and the goodwill balance by reportable segment.

	Six Months Ended June 30,
(In thousands)	2018	2017
Beginning balance	$1,534,561	$680,127
Business combinations (1)	—	1,378,061
Transfer to held for sale (2)	—	(249,795)
Ending balance (3)	$1,534,561	$1,808,393
__________

(1)	Amount does not reflect the effects of subsequent measurement period adjustments that were made within a one year period following consummation of the Merger.

(2)
Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger, transferred to held for sale as of June 30, 2017 and subsequently sold on December 29, 2017.

(3)	Total goodwill amount is not deductible for income tax purposes.

(In thousands)	June 30, 2018	December 31, 2017
Balance by reportable segment:
Industrial	$20,000	$20,000
Investment management	1,514,561	1,514,561
	$1,534,561	$1,534,561
Impairment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. As a result of the Company's annual impairment test in 2017, the Company recognized an impairment to the investment management goodwill of $316.0 million.
No goodwill impairment was recognized during the six months ended June 30, 2018 and 2017.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows.

	June 30, 2018			December 31, 2017
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$269,811	$(119,363)	$150,448	$243,037	$(98,021)	$145,016
Above-market lease values	148,393	(41,679)	106,714	166,571	(34,968)	131,603
Below-market ground lease obligations	34,885	(533)	34,352	29,625	(316)	29,309
Deferred leasing costs	111,505	(45,513)	65,992	121,765	(38,389)	83,376
Lease incentives	14,578	(832)	13,746	14,565	(298)	14,267
Trade name (2)	15,500	—	15,500	79,700	(3,131)	76,569
Investment management contracts	201,698	(80,206)	121,492	342,127	(70,394)	271,733
Customer relationships	59,400	(12,724)	46,676	59,400	(10,421)	48,979
Other (3)	58,920	(2,987)	55,933	54,061	(2,041)	52,020
Total deferred leasing costs and intangible assets	$914,690	$(303,837)	$610,853	$1,110,851	$(257,979)	$852,872
Intangible Liabilities
Below-market lease values	$207,087	$(48,241)	$158,846	$214,833	$(36,426)	$178,407
Above-market ground lease obligations	15,988	(1,132)	14,856	13,417	(715)	12,702
Total intangible liabilities	$223,075	$(49,373)	$173,702	$228,250	$(37,141)	$191,109
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

(2)
The Colony trade name is determined to have an indefinite useful life and not currently subject to amortization. The NorthStar trade name, prior to its write-off in June 2018, was amortized over an estimated useful life of 20 years.

(3)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with certain hotel properties which are amortized over 10 to 15 years.

Impairment
Investment Management Contracts—Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated. Consequently, the carrying value of management contract intangible assets that were recognized for NorthStar I and NorthStar II at the time of the Merger, which aggregated to approximately $139.0 million, was written off. Additionally, the remaining balance of the NorthStar/RXR NY Metro management contract intangible of $1.4 million was written off in the first quarter of 2018 in consideration of the termination of its offering period effective March 31, 2018.
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
Trade Name—In June 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and the remaining value of the NorthStar trade name of $59.5 million was written off.
Amortization of Intangible Assets and Liabilities
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Above-market lease values	$(16,039)	$(6,301)	$(21,222)	$(11,815)
Below-market lease values	15,617	9,755	22,725	17,195
Lease incentives	(272)	—	(534)	—
Net increase (decrease) to rental income	$(694)	$3,454	$969	$5,380

Above-market ground lease obligations	$(247)	$(178)	$(467)	$(364)
Below-market ground lease obligations	188	342	369	595
Net increase (decrease) to ground rent expense	$(59)	$164	$(98)	$231

In-place lease values	$11,682	$21,744	$24,087	$43,116
Deferred leasing costs	4,324	4,577	8,495	8,823
Trade name	802	937	1,606	1,793
Investment management contracts	4,125	10,996	9,811	19,214
Customer relationships	1,151	3,191	2,303	6,131
Other	619	854	1,134	1,692
Amortization expense	$22,703	$42,299	$47,436	$80,769

The following table presents future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Above-market lease values	$(7,609)	$(15,137)	$(14,326)	$(10,667)	$(9,308)	$(49,667)	$(106,714)
Below-market lease values	13,244	24,672	22,530	20,239	18,756	59,405	158,846
Lease incentives	(531)	(1,061)	(1,066)	(1,128)	(1,127)	(8,833)	(13,746)
Increase to rental income	$5,104	$8,474	$7,138	$8,444	$8,321	$905	$38,386

Above-market ground lease obligations	$(450)	$(867)	$(867)	$(867)	$(867)	$(10,938)	$(14,856)
Below-market ground lease obligations	450	787	787	787	787	30,754	34,352
Increase (decrease) to rent expense	$—	$(80)	$(80)	$(80)	$(80)	$19,816	$19,496

In-place lease values	$20,584	$31,770	$25,117	$18,631	$14,837	$39,509	$150,448
Deferred leasing costs	8,389	14,532	11,933	9,034	6,962	15,142	65,992
Investment management contracts	7,693	14,516	13,849	13,340	12,719	59,375	121,492
Customer relationships	2,303	4,607	4,607	4,607	4,607	25,945	46,676
Other	1,014	2,027	2,027	2,027	2,027	14,084	23,206
Amortization expense	$39,983	$67,452	$57,533	$47,639	$41,152	$154,055	$407,814

10. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	June 30, 2018	December 31, 2017
Assets
Restricted cash	$2,049	$1,020
Real estate, net	583,921	720,686
Goodwill (1)	—	20,000
Intangible assets, net	29,866	37,337
Other assets	21,966	2,587
Total assets held for sale	$637,802	$781,630

Liabilities
Secured debt, net (2)	$195,579	$196,905
Lease intangibles and other liabilities, net	60,898	76,393
Total liabilities related to assets held for sale	$256,477	$273,298
__________

(1)
Goodwill is associated with the broker-dealer business that was held for sale at December 31, 2017. The broker-dealer business was contributed to the Colony S2K joint venture, an equity method investee, in April 2018.

(2)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.
Assets held for sale at June 30, 2018 did not constitute discontinued operations, other than those acquired through business combinations that qualified as held for sale upon acquisition, as discussed in Note 18.

11. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	June 30, 2018	December 31, 2017
Capital expenditures reserves (1)	$227,959	$249,612
Real estate escrow reserves (2)	44,089	42,420
Borrower escrow deposits	14,220	41,545
Working capital and other reserves (3)	22,598	23,043
Tenant lock boxes (4)	15,738	16,486
Restricted cash of consolidated N-Star CDOs (5)	—	13,656
Other	74,377	84,316
Total restricted cash	$398,981	$471,078
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)
Balance at December 31, 2017 represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs. The Company sold all of its interest in the sponsored N-Star CDOs in May 2018 and deconsolidated N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2018	December 31, 2017
Interest receivable	$12,172	$21,529
Straight-line rents	57,270	45,598
Hotel-related reserves (1)	31,455	29,208
Investment deposits and pending deal costs	5,379	1,706
Deferred financing costs, net (2)	9,838	10,068
Contingent consideration escrow account (3)	6,381	15,730
Derivative assets (Note 13)	25,206	10,152
Prepaid taxes and deferred tax assets, net	69,205	79,063
Receivables from resolution of investments (4)	5,549	15,215
Contributions receivable (5)	—	25,501
Accounts receivable (6)	85,952	87,744
Prepaid expenses	32,107	29,526
Other assets	39,985	20,296
Fixed assets, net	50,723	53,632
Total other assets	$431,222	$444,968
__________

(1)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)
Contingent consideration escrow account holds certificates of deposit and cash for dividends paid on OP units held in escrow for the contingent consideration that may be earned by certain executives in connection with the acquisition of the investment management business of Colony's former manager (Note 14). Upon final measurement of the contingent consideration at the end of its earnout period on June 30, 2018, the contingent consideration escrow account reflects the final amount of dividends on class A common stock and OP units payable to the executives, with the remaining escrow balance released back to the Company.

(4)	Represents primarily proceeds from loan payoffs held in escrow.

(5)	Represents contributions receivable from noncontrolling interests in investment entities as a result of capital calls made at period end.

(6)
Includes receivables for hotel operating income and resident fees as well as rent and other tenant receivables. Presented net of total allowance for bad debt of approximately $15.3 million and $5.6 million at June 30, 2018 and December 31, 2017, respectively.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2018	December 31, 2017
Tenant security deposits	$29,587	$27,560
Borrower escrow deposits	16,260	46,231
Deferred income (1)	46,384	42,457
Interest payable	39,042	42,462
Derivative liabilities (Note 13)	102,392	204,848
Contingent consideration—THL Hotel Portfolio (Note 3)	8,121	7,419
Current and deferred income tax liability	121,650	166,276
Accrued compensation	44,578	77,483
Accrued real estate and other taxes	81,945	77,060
Other accrued expenses	89,972	107,508
Accounts payable and other liabilities	99,727	98,857
Total accrued and other liabilities	$679,658	$898,161
__________

(1)
Represents primarily prepaid rental income and interest income held in reserve accounts. Includes deferred asset management fee income of $3.4 million at June 30, 2018 and $2.7 million at December 31, 2017, which will be recognized as fee income on a straight-line basis through 2025. Adoption of the new revenue recognition standard had resulted in approximately $1.6 million increase to deferred management fee income on January 1, 2018. For the six months ended June 30, 2018, approximately $0.4 million relating to the deferred asset management fee balance at January 1, 2018 was recognized as fee income.

12. Debt
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, which included $379.9 million of debt.
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable (3)	Junior Subordinated Notes	Total Debt
June 30, 2018
Debt at amortized cost
Principal	$—	$616,105	$9,321,362	$—	$280,117	$10,217,584
Premium (discount), net	—	2,916	(60,677)	—	(82,028)	(139,789)
Deferred financing costs	—	(7,791)	(75,889)	—	—	(83,680)
	$—	$611,230	$9,184,796	$—	$198,089	$9,994,115
December 31, 2017
Debt at amortized cost
Principal	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
Premium (discount), net	—	3,131	(78,634)	(87,319)	(83,064)	(245,886)
Deferred financing costs	—	(8,905)	(91,360)	(203)	—	(100,468)
	50,000	610,331	9,622,175	303,709	197,053	10,783,268
Debt at fair value (4)	—	—	—	44,542	—	44,542
	$50,000	$610,331	$9,622,175	$348,251	$197,053	$10,827,810
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
Debt with carrying value of $134.2 million at June 30, 2018 and $202.8 million at December 31, 2017 was related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 10).

(3)
Represents bonds payable issued by securitization trusts consolidated by the Company at December 31, 2017 (Note 15). The Company contributed its interests in three securitization trusts to Colony Credit upon closing of the Combination in the first quarter of 2018. In the second quarter of 2018, the Company sold its equity interests in two securitization trusts to third parties, resulting in a deconsolidation of these securitization trusts, while the underlying assets of the remaining securitization trust was liquidated. At June 30, 2018, the Company no longer has any consolidated securitization trusts.

(4)
Debt at fair value at December 31, 2017 represents a securitization trust that was consolidated by a N-Star CDO and the N-Star CDO was in turn consolidated by the Company. The Company had elected the fair value option to value the bonds payable issued by the consolidated securitization trust (Note 14). In May 2018, the Company sold its interests in the N-Star CDO and deconsolidated the N-Star CDO (Note 8).

The following table summarizes certain information about the different components of debt carried at amortized cost:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
June 30, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.5	$—	N/A	2.5
Convertible and exchangeable senior notes	616,105	4.27%	3.5	—	N/A	N/A	616,105	4.27%	3.5
Junior subordinated debt	—	N/A	N/A	280,117	5.20%	17.9	280,117	5.20%	17.9
Secured debt (1)	38,213	5.02%	7.4	—	N/A	N/A	38,213	5.02%	7.4
	654,318			280,117			934,435
Non-recourse
Secured debt (2)
Healthcare (3)	2,168,914	4.65%	2.5	1,088,723	6.29%	1.6	3,257,637	5.20%	2.2
Industrial	1,073,830	3.83%	11.1	—	N/A	N/A	1,073,830	3.83%	11.1
Hospitality (4)	10,790	12.89%	0.1	2,599,432	5.20%	0.7	2,610,222	5.23%	0.7
Other Real Estate Equity	226,245	3.97%	4.1	1,579,212	4.40%	1.8	1,805,457	4.35%	2.1
Real Estate Debt	—	N/A	N/A	536,003	4.34%	2.5	536,003	4.34%	2.5
	3,479,779			5,803,370			9,283,149
Total debt	$4,134,097			$6,083,487			$10,217,584

December 31, 2017
Recourse
Corporate credit facility	$—	N/A	N/A	$50,000	3.51%	3.0	$50,000	3.51%	3.0
Convertible and exchangeable senior notes	616,105	4.27%	4.0	—	N/A	N/A	616,105	4.27%	4.0
Junior subordinated debt	—	N/A	N/A	280,117	4.56%	18.4	280,117	4.56%	18.4
Secured debt (1)	39,219	5.02%	7.9	—	N/A	N/A	39,219	5.02%	7.9
	655,324			330,117			985,441
Non-recourse
Securitization bonds payable	30,132	3.45%	29.9	361,099	3.02%	28.4	391,231	3.05%	28.5
Secured debt (2)
Healthcare	2,168,936	4.65%	2.9	1,119,320	5.75%	2.0	3,288,256	5.03%	2.6
Industrial	1,014,229	3.50%	11.4	—	N/A	N/A	1,014,229	3.50%	11.4
Hospitality	9,038	11.00%	0.6	2,599,681	4.67%	1.1	2,608,719	4.69%	1.1
Other Real Estate Equity	374,789	4.07%	5.5	1,841,209	4.02%	2.3	2,215,998	4.03%	2.8
Real Estate Debt	—	N/A	N/A	625,748	4.05%	2.6	625,748	4.05%	2.6
	3,597,124			6,547,057			10,144,181
Total debt	$4,252,448			$6,877,174			$11,129,622
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare segment and other real estate equity segment with an aggregate outstanding principal of $485.7 million at June 30, 2018 and $384.5 million at December 31, 2017 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders to restructure or otherwise refinance the debt.

(3)
$1.85 billion of debt principal in the healthcare segment consists of a floating rate component of $100.5 million and a fixed rate component of $1.75 billion. The floating rate component is scheduled to mature in December 2018, with a 12-month extension option available at the Company’s election subject to certain conditions, which the Company currently believes could be satisfied by making a prepayment of a portion of its outstanding principal balance. The Company currently expects to either exercise the extension option by funding any required prepayment or repay the floating rate component in full; however, there can be no assurances that the Company will do so. To the extent the Company does not exercise the extension option or repay the floating rate component, the maturity date of the fixed rate component, which is scheduled to mature in December 2019, would be accelerated. The Company is currently evaluating its options in connection with the scheduled maturity on the fixed rate component.

(4)
In July 2018, the Company refinanced $512.0 million of debt principal in the hospitality segment, extending their maturities to 2020, while the remaining debt in the hospitality segment with maturities in 2018 have met their terms for extension of maturity as of June 30, 2018.

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
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At June 30, 2018, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at June 30, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At June 30, 2018, the Company was in compliance with all of the financial covenants.
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
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2018	December 31, 2017

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
__________

(1)	Represents initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
Interest Incurred
Total interest incurred on the Company's debt, including interest capitalized on real estate under development or construction, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest expensed	$153,309	$140,260	$302,198	$266,538
Interest capitalized	1,435	—	1,864	—
Total interest incurred	$154,744	$140,260	$304,062	$266,538

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
Fair value of derivative assets and derivative liabilities were as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$22,848	$1,661	$24,509	$8,009	$975	$8,984
Interest rate contracts	—	697	697	—	1,168	1,168
Included in other assets	$22,848	$2,358	$25,206	$8,009	$2,143	$10,152
Derivative Liabilities
Foreign exchange contracts	$(18,806)	$(4,142)	$(22,948)	$(39,101)	$(5,307)	$(44,408)
Interest rate contracts	—	(79,444)	(79,444)	—	(160,440)	(160,440)
Included in accrued and other liabilities	$(18,806)	$(83,586)	$(102,392)	$(39,101)	$(165,747)	$(204,848)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $0.8 million and $1.9 million of cash collateral on deposit at June 30, 2018 and December 31, 2017, respectively, included in other assets.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at June 30, 2018, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)				FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated		Non-Designated
EUR	FX Collar		€117,321		€42	Min $1.06/ Max $1.53	December 2018 to January 2021
GBP	FX Collar		£41,304		£2,386	Min $1.45 / Max $1.82	June 2019 to December 2019
EUR	FX Forward		€318,655		€10,374	Min $1.10 / Max $1.38	July 2018 to May 2023
GBP	FX Forward		£93,955		£55,875	Min $1.23 / Max $1.36	December 2018 to December 2020
NOK	FX Forward	NOK	785,666	NOK	137,334	0.13	August 2018
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €507.3 million, £242.0 million and NOK761.7 million, or a total of $1,005.7 million at June 30, 2018, and €499.2 million, £250.6 million and NOK771.2 million, or a total of $1,139.0 million at December 31, 2017.
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
Release of accumulated other comprehensive income ("AOCI") related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from AOCI to earnings, recorded in other gain (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$(247)	$—	$2,336	$1,312
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$4,120	$(1,551)	$1,239	$(2,098)
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.

At June 30, 2018, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2029
Interest rate caps	$4,643,828	1-Month LIBOR	2.46% - 5.70%	August 2018 to November 2019
Interest rate caps	$220,222	3-Month LIBOR	2.24% - 3.50%	August 2018 to March 2019
Interest rate caps	€554,507	3-Month EURIBOR	0.75% - 1.50%	October 2018 to September 2022
Interest rate caps	£422,029	3-Month GBP LIBOR	2.0% - 2.5%	November 2018 to February 2020
Deliverable swap futures	$17,000	(1)	(1)	September 2018
__________

(1)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
Amounts recorded in other gain (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Unrealized gain (loss):
Non-designated interest rate contracts	$24,720	$(29,315)	81,377	(6,723)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
June 30, 2018
Derivative Assets
Foreign exchange contracts	$24,509	$(8,480)	$—	$16,029
Interest rate contracts	697	—	—	697
	$25,206	$(8,480)	$—	$16,726
Derivative Liabilities
Foreign exchange contracts	$(22,948)	$8,480	$—	$(14,468)
Interest rate contracts	(79,444)	—	837	(78,607)
	$(102,392)	$8,480	$837	$(93,075)

December 31, 2017
Derivative Assets
Foreign exchange contracts	$8,984	$(8,944)	$—	$40
Interest rate contracts	1,168	(4)	—	1,164
	$10,152	$(8,948)	$—	$1,204
Derivative Liabilities
Foreign exchange contracts	$(44,408)	$8,944	$—	$(35,464)
Interest rate contracts	(160,440)	4	1,900	(158,536)
	$(204,848)	$8,948	$1,900	$(194,000)
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets
Investments in unconsolidated ventures	$—	$132,527	$84,571	$217,098
Debt securities available for sale
N-Star CDO bonds	—	—	78,006	78,006
CMBS and other securities	—	29,567	199	29,766
Equity securities of consolidated fund	36,649	—	—	36,649
Other assets—derivative assets	—	25,206	—	25,206
Liabilities
Other liabilities—derivative liabilities	—	102,392	—	102,392
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,121	8,121
December 31, 2017
Assets
Loans receivable—securitized loans	$—	$—	$45,423	$45,423
Investments in unconsolidated ventures	—	—	363,901	363,901
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	147,945	147,945
Other securities	—	—	66,983	66,983
N-Star CDO bonds	—	—	90,933	90,933
CMBS and other securities	—	25,099	17,382	42,481
Equity securities of consolidated fund	35,600	—	—	35,600
Other assets—derivative assets	—	10,152	—	10,152
Liabilities
Debt—securitization bonds payable	—	—	44,542	44,542
Other liabilities—derivative liabilities	—	204,848	—	204,848
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,419	7,419
Due to affiliates—contingent consideration for Internalization	—	—	20,650	20,650
Investments in Unconsolidated Ventures
Equity investments carried at fair value on a recurring basis consist of investments in certain unconsolidated ventures for which fair value option was elected, including investments in private funds acquired in connection with the Merger. Fair values are determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, transaction price for recently acquired investments, or pending sales price on an investment, as applicable. In valuing the Company's investment in third party private funds, the Company considers cash flows provided by the general partners of the funds and the implied yields of the funds. The Company has not elected the practical expedient to measure the fair value of its investments in these private funds using NAV of the underlying funds. Fair value of equity investments are classified as Level 3 of the fair value hierarchy, except for investments valued based on pending sales price which are classified as Level 2 of the fair value hierarchy. Changes in fair value are recorded in earnings from investments in unconsolidated ventures.
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
Due To Affiliates—Contingent Consideration for Internalization
In connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015 (the "Internalization"), contingent consideration is payable to certain senior management personnel of the Company. The contingent consideration is payable in a combination of up to approximately 1.29 million shares of class A common stock, 115,226 shares of class B common stock and 4.40 million OP units, measured based on multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target, as well as real estate and non-real estate capital-raising thresholds from the funds management business, to the extent these targets are met. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full.
At December 31, 2017, the contingent consideration had been remeasured at fair value using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with the change in fair value recorded in other gain (loss) in the consolidated statement of operations. Fair value of the contingent consideration was measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital-raising component, adjusted for certain targets that had not been met and that had expired. The Company's class A common stock price and related equity volatilities were applied to convert the contingent consideration payout into shares.
As of June 30, 2018, the end of the final measurement period for the contingent consideration, and in accordance with the terms of the contribution agreement for the 2015 Colony Internalization, it was determined that one of the prescribed performance targets was met, specifically the real estate capital raising target. As a result, the contingent consideration is expected to be paid to certain senior management personnel of the Company in a combination of approximately 15,000 shares of class A common stock, 40,000 shares of class B common stock and 1.95 million OP units. As the contingency was resolved on June 30, 2018 and the number of shares and units to be issued was no longer variable, the payable of $12.5 million, valued based on the closing price of the Company's class A common stock on June

29, 2018, the last business day of the quarter, was reclassified out of liabilities into equity, while the associated dividends payable of approximately $6.4 million remained in liabilities.
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
Securitized Loans and Securitized Bonds Payable
The Company had elected the fair value option for loans receivable and bonds payable issued by a securitization trust that was consolidated by a N-Star CDO. The N-Star CDO was in turn consolidated by the Company. In May 2018, the Company sold its interests in the N-Star CDO and deconsolidated the N-Star CDO (Note 8) along with the securitization trust consolidated by the N-Star CDO.
Prior to deconsolidation, the Company had adopted the measurement alternative to measure the fair value of the loans receivable held by the securitization trust using the fair value of the bonds payable issued by the securitization trust as the latter represented the more observable fair value. As such, the net gain or loss that was reflected in earnings was limited to changes in fair value of the beneficial interest held by the Company in the previously consolidated securitization trust, and not as a result of a remeasurement of the loans receivable and bonds payable held by third parties in the previously consolidated securitization trust. Fair value of the bonds payable issued by the securitization trust was determined based on broker quotes, which were generally derived from unobservable inputs, and therefore classified as Level 3 of the fair value hierarchy. Correspondingly, the fair value of the loans receivable held by the securitization trust was also classified as Level 3. Management determined that the quotes were representative of fair value through a review of available data, including recent transactions as well as its knowledge of and experience in the market.
Level 3 Recurring Fair Value Measurements
The Company relies on the third party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements for CRE debt securities, except for N-Star CDO bonds, and prior to May 2018, loans receivable and bonds payable issued by a consolidated securitization trust held by a previously consolidated N-Star CDO. The Company believes that the pricing service or broker quotations for these instruments may be based on market transactions of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit, such as credit support and delinquency rates.

Quantitative information about recurring level 3 fair value measurements, for which information about unobservable inputs is reasonably available to the Company, are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
June 30, 2018
Level 3 Assets
Investment in unconsolidated ventures—third party private funds	$10,217	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
Investment in unconsolidated ventures—other	26,667	Discounted cash flows	Discount rate	15.8% (9.1% - 16.3%)	Decrease
Investment in unconsolidated ventures—other	47,687	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	78,006	Discounted cash flows	Discount rate	12.0% (10.6% - 23.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,121	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2017
Level 3 Assets
Investments in unconsolidated ventures—private funds	$204,774	Discounted cash flows	Discount rate	14.6% (11.0% - 20.0%)	Decrease
Investments in unconsolidated ventures—other	26,408	Discounted cash flows	Discount rate	14.2% (8.8% - 14.8%)	Decrease
Investments in unconsolidated ventures—other	132,719	Recent transaction price(2)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	90,933	Discounted cash flows	Discount rate	24.0% (10.8% - 87.4%)	Decrease
Level 3 Liabilities
Due to affiliates—contingent consideration for Internalization	20,650	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (3)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,419	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Valued based upon transaction prices of investments recently acquired or indicative prices of investments sold by the Company.

(3)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Loans Receivable	Investments in Unconsolidated Ventures	Securities	Debt	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2016	$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger	—	405,626	427,560	—	—	—
Purchases, contributions or accretion	—	27,017	30,069	—	—	—
Paydowns or distributions	—	(79,226)	(62,342)	—	—	—
Realized losses in earnings	—	—	(2,110)	—	—	—
Unrealized gains:
In earnings	—	11,633	—	—	8,250	—
In other comprehensive income	—	—	2,924	—	—	—
Fair value at June 30, 2017	$—	$365,050	$396,101	$—	$(33,000)	$—
Unrealized gains (losses) on ending balance:
In earnings	$—	$11,633	$—	$—	$8,250	$—
In other comprehensive income (loss)	$—	$—	$2,924	$—	$—	$—

Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions or accretion	—	60,995	5,360	—	—	—
Paydowns, distributions or sales	(638)	(182,063)	(108,924)	638	—	—
Deconsolidation	(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities into equity	—	—	—	—	12,539	—
Transfers out of Level 3	—	(132,527)	—	—	6,381	—
Contribution to Colony Credit (Note 4)	—	(26,134)	—	—	—	—
Realized gains in earnings	—	2,697	4,787	—	—	—
Unrealized gains (losses):
In earnings	(715)	(2,298)	—	57	1,730	(702)
In other comprehensive income (loss)	—	—	(21,917)	—	—	—
Fair value at June 30, 2018	$—	$84,571	$78,205	$—	$—	$(8,121)
Unrealized gains (losses) on ending balance:
In earnings	$(715)	$(2,298)	$—	$57	$1,730	$(702)
In other comprehensive income (loss)	$—	$—	$(3,827)	$—	$—	$—
Transfers of Level 3 Assets and Liabilities
Transfers of assets and liabilities into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. During the six months ended June 30, 2018, assets and liabilities transferred out of level 3 represent investments in third party private funds that were valued based on their contracted sales price, and dividends earned on the final number of shares of class A common stock and OP units determined at the end of the measurement period of the contingent consideration associated with the Internalization, respectively.
Investments Carried at Fair Value Using Net Asset Value
Investments in non-traded REITs and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles effective January 1, 2018.

	June 30, 2018
(In thousands)	Fair Value	Unfunded Commitments
Private fund—real estate	$11,612	$14,493
Non-traded REITs—real estate	11,527	—
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
No secondary market currently exists for shares of the non-traded REITs. The Company-sponsored non-traded REITs have each adopted share repurchase programs, which provide for limited share repurchases and such programs may be amended, suspended or terminated at any time at the discretion of their respective Boards of Directors. Subject to then-existing market conditions, the board of directors of each non-traded REIT, along with the Company, as sponsor, expects to consider alternatives for providing liquidity to the non-traded REIT shares beginning five years from completion of the offering stage, but with no definitive date by which it must do so. In addition, the Company has agreed that its right to have its shares redeemed for certain non-traded REITs is subordinated to third party stockholders for so long as its advisory agreements are in effect.
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	June 30, 2018			December 31, 2017
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$3,808	$48,315	$52,123	$13,252	$36,246	$49,498
Real estate held for investment	—	166,130	166,130	—	224,935	224,935
Intangible assets—investment management contracts	—	—	—	—	51,100	51,100
Investments in unconsolidated ventures	—	12,015	12,015	—	11,871	11,871
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Impairment loss
Real estate held for sale	$6,546	$8,178	$15,310	$11,530
Real estate held for investment	2,975	4,583	7,181	9,750
Intangible assets—investment management contracts	—	—	140,429	—
Intangible assets—trade name	59,464	—	59,464	—
Earnings from investments in unconsolidated ventures	16,467	—	16,467	2,144
Real Estate Held For Sale—The write down to fair value less cost to sell was estimated based on contracted sales prices, classified as Level 2 of the fair value hierarchy, or based on broker price opinions, discounted cash flows or income capitalization approach, classified as Level 3 of the fair value hierarchy, net of selling costs between 2% to 8% of the respective fair values.
Real Estate Held For Investment—Impaired real estate held for investment consisted primarily of properties in the Company's European portfolio, resulting from a combination of a reduction in the estimated holding period of these properties, tenant vacancy as well as exposure to the retail and leisure markets in the United Kingdom. Fair value of the impaired properties were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price based on broker price opinions, and applying terminal capitalization rates ranging from 5.5% to

13.3%, with longer term cash flow projections discounted at 10%. Additionally, impairment was recorded on certain properties in our healthcare segment and THL portfolio that were damaged by hurricanes or fire based on estimates from insurance appraisers. As of December 31, 2017, impaired real estate also included certain RIDEA properties that were converted into net lease properties in the healthcare segment.
Impairment is discussed in Note 6 for loans receivable, Note 7 for investments in unconsolidated ventures and Note 9 for goodwill and other intangible assets.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets
Loans at amortized cost	$—	$—	$1,792,043	$1,792,043	$1,791,889
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	572,125	13,095	—	585,220	611,230
Secured and unsecured debt			9,145,809	9,145,809	9,184,796
Junior subordinated debt	—	—	206,415	206,415	198,089
December 31, 2017
Assets
Loans at amortized cost	$—	$—	$3,232,301	$3,232,301	$3,178,339
Liabilities
Debt at amortized cost
Corporate credit facility	—	50,000	—	50,000	50,000
Convertible and exchangeable senior notes	608,491	13,979	—	622,470	610,331
Secured and unsecured debt	—	—	9,703,680	9,703,680	9,622,175
Securitization bonds payable	—	132,815	169,908	302,723	303,709
Junior subordinated debt	—	—	216,316	216,316	197,053
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

15. Variable Interest Entities
A VIE is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. The following discusses the Company's involvement with VIEs where the Company is the primary beneficiary and consolidates the VIEs or where the Company is not the primary beneficiary and does not consolidate the VIEs.
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
Securitizations
The Company previously securitized loans receivable and CRE debt securities using VIEs. Upon securitization, the Company had retained beneficial interests in the securitization vehicles, usually in the form of equity tranches or subordinate securities. The Company also acquired securities issued by securitization trusts that are VIEs. The securitization vehicles were structured as pass-through entities that receive principal and interest on the underlying mortgage loans and debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities were transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of the Company and its other subsidiaries.
Consolidated Securitizations—Prior to June 30, 2018, the Company consolidated securitization trusts for which it had a retained interest and for which it acts as special servicer or collateral manager or otherwise, its interest in the trust may become the controlling class or directing holder. As special servicer, the Company has the power to direct activities during the loan workout process on defaulted and delinquent loans. As collateral manager of certain N-Star CDOs, the Company has the power to invest in additional or replacement collateral during the investment period and subsequent to the investment period, has the power to identify an asset as distressed or credit risk and sell certain distressed collateral. As directing holder or controlling class representative, the Company had the right to appoint or remove the third party special servicer. As a result, the Company's role as special servicer, collateral manager or as controlling class or directing holder provided the Company with the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, and together with the interests previously retained by the Company in the securitization vehicles, the Company was deemed to be the primary beneficiary and consolidated these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and were accounted for as secured financing with the underlying mortgage loans and debt securities pledged as collateral.
As of June 30, 2018, the Company no longer has any consolidated securitization trusts. The Company contributed its interests in three consolidated securitization trusts to Colony Credit upon closing of the Combination and sold its interests in two consolidated securitization trusts to third parties in the second quarter of 2018, resulting in a deconsolidation of these securitization trusts. The Company has retained its role as special servicer or as collateral manager in these securitization trusts. However, the Company may be removed as special servicer by the controlling class interest holders and may be removed as collateral manager through a right of removal provided to the buyer. Additionally, as of June 30, 2018, the underlying assets of the Company's remaining consolidated securitization trust has been liquidated.
The Company’s exposure to the obligations of its previously consolidated securitization vehicles was generally limited to its investment in these entities, which was $490.1 million at December 31, 2017. The Company was not obligated to provide any financial support to these securitization vehicles, although it could, in its sole discretion, provide support such as protective and other advances as it deemed appropriate. The Company did not provide any such financial support to these securitization vehicles in 2018 prior to their deconsolidation or in 2017.
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO equity and CDO bonds, which aggregate to $81.8 million at June 30, 2018 and $102.2 million at December 31, 2017.
Company-Sponsored Private Funds
The Company sponsors private funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and performance-based fees. These private funds are established as limited partnerships or equivalent structures. Limited partners of the private funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights, which represent voting rights in a limited partnership, results in the private funds being considered VIEs. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements.
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund where it has more than insignificant equity interest in the fund as general partner during the early stages of the fund while additional third party capital is being raised. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $10.7 million and $10.2 million at June 30, 2018 and December 31, 2017, respectively. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $11.7 million at June 30, 2018 and $6.9 million at December 31, 2017, included within investments in unconsolidated ventures on the consolidated balance sheets.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 12). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at June 30, 2018 and at December 31, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
16. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.
As a result of the Merger, each outstanding share of Colony's class A and class B common stock was converted into the right to receive 1.4663 shares of the Company's class A and class B common stock, respectively. Accordingly, the Company's common shares outstanding for all periods prior to January 10, 2017 have been adjusted to reflect the Colony exchange ratio of 1.4663.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (1)	39,466	392,120	—
Issuance of preferred stock	13,800	—	—
Redemption of preferred stock	(12,547)	—	—
Shares canceled (2)	—	(2,984)	—
Shares issued upon redemption of OP units	—	1,386	—
Conversion of class B to class A common stock	—	28	(28)
Repurchase of common stock	—	(12,934)	—
Equity-based compensation, net of forfeitures	—	7,550	—
Shares canceled for tax withholding on vested stock awards	—	(416)	—
Shares outstanding at June 30, 2017	65,749	551,190	742

Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units	—	1,488	—
Conversion of class B to class A common stock	—	28	(28)
Repurchase of common stock	—	(54,813)	—
Equity-based compensation, net of forfeitures	—	3,412	—
Shares canceled for tax withholding on vested stock awards	—	(2,950)	—
Shares outstanding at June 30, 2018	57,464	489,764	708
__________

(1)
Shares were legally issued by the Company, as the surviving combined entity, as consideration for the Merger. However, as the Merger was accounted for as a reverse acquisition, the consideration transferred was measured based upon the number of shares of common stock and preferred stock that Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in the Company upon completion of the Merger (Note 3).

(2)	Represents NRF shares held by NSAM that were canceled upon consummation of the Merger, after giving effect to the exchange ratio.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2018:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007 (1)	6,114	$61	$152,855	Currently redeemable
Series E	8.75%	May 2014 (1)	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014 (1)	3,450	35	86,250	June 19, 2019
Series H	7.125%	April 2015 (1)	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			57,464	575	1,436,605
Series D	8.5%	June 2014 (1)	8,000	80	200,000	Redemption pending
			65,464	$655	$1,636,605
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.

All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends on each series of preferred stock of the Company are payable quarterly in arrears, in the case of the Series B and E preferred stock, in February, May, August and November, and in the case of Series G, H, I and J preferred stock, in January, April, July and October.
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
In May 2018, the Company issued a notice of redemption for all outstanding Series D preferred stock, with the redemption made in July 2018. At June 30, 2018, settlement of the redemption was pending and presented as preferred stock redemption payable on the consolidated balance sheet.
All preferred stock redemptions were at $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to their respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the respective preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders, respectively.
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

Common Stock Repurchases
On May 23, 2018, the Company announced that its board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. The newly announced program is in addition to the $300 million share repurchase program the Company announced in February 2018, which program was completed in May 2018.
During the six months ended June 30, 2018, the Company repurchased 54,813,323 shares of its class A common stock, at an aggregate cost of approximately $318.5 million (excluding commissions), or a weighted-average price of $5.81 per share.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the six months ended June 30, 2018 or the year ended December 31, 2017 in the form of new issuances.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	562	3,022	41	77,109	(42,373)	38,361
Amounts reclassified from AOCI	20	(106)	—	934	(216)	632
AOCI at June 30, 2017	$667	$2,804	$—	$1,617	$1,796	$6,884

AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	1,968	(15,807)	—	(21,612)	13,107	(22,344)
Amounts reclassified from AOCI	—	(4,806)	—	4,158	(2,788)	(3,436)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at June 30, 2018	$7,382	$(3,599)	$—	$28,477	$(8,330)	$23,930

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$(527)	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	60,925	(5,784)	56,122
Amounts reclassified from AOCI	(454)	994	1,020	1,560
AOCI at June 30, 2017	$—	$4,706	$7,034	$11,740

AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(12,639)	3,292	(9,347)
Amounts reclassified from AOCI	—	4,409	(644)	3,765
AOCI at June 30, 2018	$—	$30,718	$5,775	$36,493
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2018	2017	2018	2017
Realized gain (loss) on marketable securities	$2,194	$106	$10,100	$106	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(1,188)	—	(5,294)	—	Other gain (loss), net
Deconsolidation of N-Star CDO	(2,596)	—	(2,596)	—	Other gain (loss), net
Release of cumulative translation adjustments	5	(934)	(4,158)	(934)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	2,082	—	584	(744)	Other gain (loss), net
Realized gain (loss) on net investment hedges	(232)	960	2,204	960	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	(23)	—	(20)	Earnings from investments in unconsolidated ventures

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
The following table presents a summary of changes in redeemable noncontrolling interests:

	Six Months Ended June 30,
(In thousands)	2018	2017
Beginning balance	$34,144	$—
Assumed through the Merger	—	78,843
Contributions	305	—
Distributions and redemptions	(2,103)	(709)
Net income	1,177	1,337
Currency translation adjustment and other	—	33
Ending balance	$33,523	$79,504
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
For the six months ended June 30, 2018, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $21.1 million.
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
For the six months ended June 30, 2018, the Company redeemed 1,855,562 OP Units, of which 1,488,469 OP Units were redeemed in exchange for an equal number of shares of class A common stock on a one-for-one basis, and 367,093 OP Units were redeemed in exchange for cash of $2.1 million.
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
Discontinued operations consisted of a manufactured housing portfolio acquired through the Merger in January 2017 and certain properties acquired through consensual foreclosure of the THL Hotel Portfolio in July 2017.
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

Net income generated from operations of these held for sale asset groups is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues
Property operating income	$470	$—	$1,186	$33,857
Other income	—	—	—	2,257
Expenses
Property operating expenses	(571)	—	(1,159)	(12,395)
Interest expense	—	—	—	(9,028)
Loss on sale of real estate assets	—	—	—	(2,108)
Other expenses	(118)	—	(129)	(23)
Net income from discontinued operations	(219)	—	(102)	12,560
Income tax expense	—	—	—	—
Net income from discontinued operations after tax	(219)	—	(102)	12,560
Net income from discontinued operations attributable to:
Noncontrolling interests in investment entities	98	—	45	—
Noncontrolling interests in Operating Company	7	—	4	—
Net income from discontinued operations attributable to Colony Capital, Inc.	$(114)	$—	$(53)	$12,560

19. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income (loss) allocated to common stockholders
Income (loss) from continuing operations	$(41,629)	$105,192	$(68,045)	$144,822
Income (loss) from discontinued operations	(219)	—	(102)	12,560
Net income (loss)	(41,848)	105,192	(68,147)	157,382
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	(1,873)	(720)	(1,177)	(1,337)
Investment entities	(27,420)	(23,800)	(47,522)	(50,859)
Operating Company	5,728	(2,330)	10,106	(1,247)
Net income (loss) attributable to Colony Capital, Inc.	(65,413)	78,342	(106,740)	103,939
Preferred stock redemption	3,995	(5,448)	3,995	(5,448)
Preferred dividends	(31,388)	(34,339)	(62,775)	(65,152)
Net income (loss) attributable to common stockholders	(92,806)	38,555	(165,520)	33,339
Net income allocated to participating securities	(643)	(2,546)	(1,272)	(4,784)
Net income (loss) allocated to common stockholders—basic	(93,449)	36,009	(166,792)	28,555
Interest expense attributable to convertible notes (1)	—	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(93,449)	$36,009	$(166,792)	$28,555
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	488,676	544,023	509,562	525,318
Weighted average effect of dilutive shares (1)(3)(4)	—	—	—	—
Weighted average number of common shares outstanding—diluted	488,676	544,023	509,562	525,318
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.19)	$0.07	$(0.33)	$0.03
Income from discontinued operations	—	—	—	0.02
Net income (loss) attributable to common stockholders per basic common share	$(0.19)	$0.07	$(0.33)	$0.05
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.19)	$0.07	$(0.33)	$0.03
Income from discontinued operations	—	—	—	0.02
Net income (loss) attributable to common stockholders per diluted common share	$(0.19)	$0.07	$(0.33)	$0.05
__________

(1)
For the three months ended June 30, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million and $7.4 million of interest expense, respectively, and 38,112,100 and 38,839,200 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For the six months ended June 30, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $14.3 million and $14.6 million of interest expense, respectively, and 38,112,100 and 38,778,400 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of the Company. Accordingly, the historical share counts used to calculate the weighted average number of shares for the three months ended March 31, 2017 reflect the exchange ratio of 1.4663 applied to shares outstanding prior to the Closing Date.

(3)
The calculation of diluted earnings per share excluded the weighted average unvested non-participating restricted shares of 605,800 and 634,200 for the three and six months ended June 30, 2018, respectively, and 598,500 and 300,900 for the three and six months ended June 30, 2017, respectively, as well as the weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 21) of 2,137,500 and 1,074,700 for the three and six months ended June 30, 2018, respectively, as the inclusion of these shares would be antidilutive.

(4)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At June 30, 2018 and 2017, there were 30,426,900 and 32,580,900 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

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
On December 29, 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger. Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with Colony Credit. On April 30, 2018, the Company combined NorthStar Securities, the Company's captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K, to form Colony S2K. Beginning in May 2018, the Company's share of income and expense from Colony S2K is reflected as earnings from investments in unconsolidated ventures.
The Company's fee income is earned from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Institutional funds	$17,171	$15,459	$30,312	$30,286
Non-traded REITs	6,244	20,789	17,703	43,026
Public companies—NRE, Colony Credit	16,219	3,555	28,391	6,725
Broker-dealer, Townsend and other clients	290	14,516	360	27,532
	$39,924	$54,319	$76,766	$107,569
The following table presents the Company's fee income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Base management fees ($35,484, $42,657, $69,660 and $81,640 from affiliates, respectively)	$35,750	$47,342	$69,926	$90,117
Asset management fees—from affiliates	761	1,148	1,435	1,754
Acquisition and disposition fees—from affiliates	—	1,095	1,922	7,024
Incentive fees—from affiliates	—	—	—	270
Other fee income ($3,389, $0, $3,389 and $0 from affiliates, respectively)	3,413	4,734	3,483	8,404
Total fee income	$39,924	$54,319	$76,766	$107,569
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, non-traded REITs, investment companies and NRE, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•
Non-Traded REITs—1% to 1.25% per annum of gross assets for NorthStar/RXR NY Metro and for NorthStar I and NorthStar II (through January 31, 2018 only), as well as 1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare. Effective January 1, 2018, $2.5 million per quarter of base management fee for NorthStar Healthcare will be paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published net asset value per share (as may be subsequently adjusted for any special distribution);

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

•	Colony Credit—1.5% per annum of Colony Credit's stockholders' equity (as defined in its management agreement).
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
Acquisition and Disposition Fees—The Company earns an acquisition fee of 1% of the amount funded or allocated to originate or acquire an investment by NorthStar I and NorthStar II (through January 31, 2018 only); and a disposition fee of 1% to 2% of the contractual sales price for disposition of an investment by NorthStar I and NorthStar II (through January 31, 2018 only) and by NorthStar Healthcare. The amended advisory agreement of NorthStar Healthcare no longer provides for an acquisition fee effective January 1, 2018.
Incentive Fees—The Company may earn contractual incentive fees from NRE and Colony Credit (and in 2017, from Townsend segregated mandate accounts). Contractual incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally at 40%) is allocable to senior management, investment professionals and certain other employees of the Company through their participation in the Company-sponsored investment vehicles.
Other Fee Income—Other fees include advisory fees from affiliated and/or unaffiliated third parties, and prior to May 2018, selling commission and dealer manager fees. The Company, through NorthStar Securities, had earned fees for selling equity in certain classes of shares in the retail companies, calculated as a percentage of the gross offering proceeds raised, up to 8% for selling commissions and dealer manager fees, depending on the share classes of the retail companies. All or a portion of selling commission and dealer manager fees may be reallowed to participating broker-dealers. In 2017, other income also included advisory fees from Townsend clients at a fixed annual retainer.
21. Equity-Based Compensation
Upon consummation of the Merger, each outstanding Colony employee restricted stock award granted under the 2014 Equity Incentive Plan (the “Colony Equity Incentive Plan”) that did not vest and was not forfeited was assumed by the Company and was converted into an equivalent restricted stock award of the Company, after giving effect to the Colony exchange ratio. As of January 2, 2017, all shares reserved under the Colony Equity Incentive Plan had been issued. While the Colony Equity Incentive Plan continues to exist following the Merger, no new awards will be granted under this plan.
Outstanding equity awards granted under Colony's 2009 Non-Executive Director Stock Plan (the “Colony Director Stock Plan”) fully vested upon consummation of the Merger and were settled through the issuance of 44,464 shares of the Company's class A common stock. The Colony Director Stock Plan was assumed by the Company upon closing of the Merger.
Substantially all of the outstanding NSAM and NRF equity awards prior to the Merger, except for certain awards as described below, vested upon consummation of the Merger. The vested equity awards were settled in NSAM and NRF shares respectively and converted into the Company's class A common stock based on their respective exchange ratios. All of the vested NSAM and NRF equity awards relate to pre-combination services and form part of the merger consideration.
NSAM 2014 Stock Plan
Upon consummation of the Merger, the Company assumed the following outstanding awards previously issued under NSAM's 2014 Omnibus Stock Incentive Plan ("NSAM 2014 Stock Plan"). Subsequent to the Merger, the Company adopted the NSAM 2014 Stock Plan, as further described below.
Townsend—Restricted stock awards granted to Townsend’s management team, who were previously employees of the Company, did not vest by their terms in connection with the Merger and were converted into the Company's restricted stock awards on a one-for-one basis. On December 29, 2017, the outstanding Townsend awards were fully vested upon the sale of the Company's interest in Townsend.
American Healthcare Investors Joint Venture—In December 2014, NSAM acquired a 43% interest in American Healthcare Investors, LLC (“AHI"), structured as a joint venture between NSAM and the principals of AHI, a healthcare-focused real estate investment management firm, and James F. Flaherty III, former Chief Executive Officer of HCP, Inc., that is accounted for as an equity method investment.
In connection with this arrangement, certain AHI employees were granted equity awards for a fixed dollar amount with a variable number of shares, classified as a liability award. The outstanding award to certain AHI employees did not accelerate in the Merger. In March 2017, $1.0 million or the equivalent of 70,261 shares of class A common stock were issued in settlement of the equity award to certain AHI employees, and the corresponding $1.0 million outstanding liability was relieved. This was a non-employee award, with equity-based compensation recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of June 30, 2018, no incremental awards have been granted.
NRF Incentive Plan
Upon consummation of the Merger, the Company assumed the following outstanding non-employee stock awards that were previously issued under NRF’s Third Amended and Restated 2004 Omnibus Stock Incentive Plan (the "NRF Incentive Plan"), and which continue to be governed by the terms of the NRF Incentive Plan subsequent to the Merger.
Healthcare Strategic Partnership—In January 2014, NRF entered into a strategic partnership with James F. Flaherty, III, focused on expanding the Company’s healthcare business (“Healthcare Strategic Partnership”). In connection with this arrangement, Mr. Flaherty was granted NRF restricted stock units ("RSUs"), which upon the spin-off of NSAM from NRF in July 2014, were adjusted to also relate to an equal number of units of NSAM RSUs, and continue to be governed by the NRF Incentive Plan. This RSU award did not vest by its terms in connection with the consummation of the Merger and was converted into the right to receive an award in the same form for that number of units of the Company's RSU, after giving effect to the relevant Merger exchange ratios. As a non-employee award, the RSUs were remeasured each period end based on the closing price of the Company's class A common stock as of such period end, with related equity-based compensation cost recorded in investment, servicing and commission expense on the consolidated statement of operations and in equity on the consolidated balance sheet. In September 2017, the RSU award was fully vested upon the occurrence of a vesting event under the terms of the applicable governing agreement.
CLNY Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and named such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan, thereafter renamed Colony Capital 2014 Omnibus Stock Incentive Plan in June 2018 (the "CLNY Equity Incentive Plan"). The CLNY Equity Incentive Plan provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards. Shares reserved for the issuance of awards under the CLNY Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2018, an aggregate of 44.7 million shares of the Company's class A common stock were reserved for the issuance of awards under the CLNY Equity Incentive Plan.
In 2017, the Company issued certain equity awards, which had a service condition only, in connection with the Merger. This included replacement equity awards issued in January 2017 to certain executives of NSAM, consisting of an aggregate of 4,669,518 shares of restricted common stock and 3,506,387 LTIP units. The number of shares and units issued for the replacement awards were determined based on the volume-weighted average price of the Company's class A common stock over the first five trading days following the Closing Date, subject to a floor of $15.00 per share. All of the replacement equity awards vested on January 10, 2018. Additionally, restricted stock awards were also granted to certain employees as retention awards, subject to graded vesting through January 2020.
Restricted Stock—Restricted stock awards relating to the Company's class A common stock are granted to senior executives and certain employees, with a service condition only and generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. PSUs vest annually in equal tranches over a three-year period. Upon vesting, the recipient of PSUs will be issued a number of shares of the Company's class A common stock, ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock relative to that of a specified peer group over a three-year measurement period (such measurement metric the "total shareholder return"). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

2018 PSU Grant
Expected volatility of the Company's class A common stock (1)	38%
Expected annual dividend yield (2)	7.6%
Risk-free rate (per annum) (3)	2.44%
__________

(1)	Based on a combination of implied volatilities on actively traded stock options and historical volatilities, on the stock of the Company and the specified peer group.

(2)	Based on an average of the Company's current and historical dividend yields.

(3)	Based on the prevailing 3-year zero coupon US Treasury yield on grant date.
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
Equity-based compensation expense is included in the following line items in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Compensation expense (including $181, $0, $203 and $0 amortization of fair value of dividend equivalent right)	$9,375	$37,412	$21,566	$68,989
Earnings from investments in unconsolidated ventures	—	—	—	61
Investment, servicing and commission expense	—	502	—	1,048
	$9,375	$37,914	$21,566	$70,098

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2017	9,149,516	3,506,387	78,267	—	12,734,170	$—	$14.53
Granted	3,432,893		212,376	2,138,858	5,784,127	5.09	6.25
Vested	(6,316,465)	(3,506,387)	(114,264)	—	(9,937,116)	—	14.54
Forfeited	(20,345)			(1,317)	(21,662)	5.09	6.65
Unvested shares and units at June 30, 2018	6,245,599	—	176,379	2,137,541	8,559,519	$5.09	$9.84
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $1.5 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $106.5 million and $15.0 million for the six months ended June 30, 2018 and 2017, respectively. For awards granted during the six months ended June 30, 2018 and 2017, the weighted average grant-date fair value per share was $6.25 and $14.43, respectively.
At June 30, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $56.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Awards Granted by Managed Companies
In March 2018, NRE and Colony Credit issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). NRE awards generally have similar terms as the Company's stock awards, except that the NRE performance stock units measure NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees are entitled to receive shares of NRE common stock if service conditions and/or market conditions are met. Colony Credit awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. Generally, the Company then grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements.
Managed company awards granted to the Company, pending the grant by the Company to its employees, are recognized based upon their fair value at grant date as an investment in unconsolidated ventures and other liabilities on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company. Managed company awards granted to employees, directly by NRE or Colony Credit, or through the Company, are recorded as other asset and other liability, and amortized on a straight-line basis as equity-based compensation expense and as other income, respectively, as the awards vest to the employees. The other asset and other liability associated with managed company awards granted to employees are subject to adjustment to fair value at each reporting period, with changes reflected in equity-based compensation and other income, respectively.
Equity-based compensation expense recognized in relation to managed company awards was $4.2 million and $5.0 million for the three and six months ended June 30, 2018, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 22). At June 30, 2018, aggregate unrecognized compensation cost for unvested managed company awards was $24.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.
22. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2018	December 31, 2017
Due from Affiliates
Investment vehicles and unconsolidated ventures
Fee income	$29,574	$19,366
Cost reimbursements and recoverable expenses	13,496	30,749
Employees and other affiliates	1,238	1,403
	$44,308	$51,518
Due to Affiliates
Investment vehicles and unconsolidated ventures	$3,002	$2,884
Employees	6,381	20,650
	$9,383	$23,534
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 20.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of the non-traded REITs, investment companies and Colony Credit, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

•
Direct costs of personnel dedicated solely to NRE plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•
Costs incurred in performing investment due diligence for retail companies and private funds managed by the Company (presented gross on the consolidated statement of operations effective January 1, 2018);

•
Equity awards granted by NRE and Colony Credit to employees of the Company, which are presented gross on the consolidated statement of operations as other income and compensation expense (see Note 21);

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
Cost reimbursements, included in other income, were as follows. This included $0.8 million and approximately $2.0 million of costs incurred by the Company which will be reimbursed by its managed private funds for the three and six months ended June 30, 2018, respectively, that were presented gross on the consolidated statement of operations beginning in 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Retail companies	$484	$5,335	$2,871	$10,670
Public companies—NRE and Colony Credit	2,944	—	4,694	—
Private funds and other	2,416	1,244	4,260	1,947
Equity awards of NRE and Colony Credit (Note 21)	4,250	—	5,062	—
Townsend	—	394	—	1,059
	$10,094	$6,973	$16,887	$13,676
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

Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures on October 15, 2018, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At June 30, 2018 and December 31, 2017, there were no outstanding advances under the revolving credit facility.
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
Sale of Investment to Colony Credit—In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to Colony Credit at the unpaid principal amount of the investment of $89.1 million. The transaction was approved by the audit committee of Colony Credit.
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
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI, through a joint venture with the principals of AHI and Mr. Flaherty (see Note 21). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. The Company incurred property management fees and sub-advisory fees totaling $1.3 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. In January 2018, the Company provided a notice of termination of its management agreement to AHI with such termination to be effective October 2018.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three and six months ended June 30, 2018 and 2017 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Contingent Consideration for Internalization—Contingent consideration for Internalization is payable to certain senior management personnel of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, amounting to $20.7 million at December 31, 2017. As discussed in Note 14, the final contingent consideration was measured at the end of its earnout period on June 30, 2018, with the common stock and OP units issuable to the senior management personnel valued at $12.5 million reclassified out of liabilities into equity, while the associated dividends of approximately $6.4 million remained in due to affiliates liabilty.
Equity Awards of NRE and Colony Credit—As discussed in Note 21, NRE and Colony Credit grant equity awards to the Company and certain of the Company's employees, either directly by NRE and Colony Credit, or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles sponsored by the Company, either directly or indirectly through the general partner. These investments are generally not subject to management fees and incentive fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At June 30, 2018 and December 31, 2017, such investments amounted to $6.5 million and $4.8 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the consolidated balance sheet. Their share of net income was $1.6 million and $2.8 million for the three and six months ended June 30, 2018, respectively, and was immaterial for the same periods in 2017.
Advances to Employees—The Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at June 30, 2018 and December 31, 2017.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $0.3 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

23. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancelable operating leases. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $2.6 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively.
Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million, as discussed in Notes 3 and 14.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2018, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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

•
CLNC—This represents the Company's investment in Colony Credit, a commercial real estate credit REIT with a diverse portfolio consisting of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties predominantly in the U.S. Following the Combination, the Company presents Colony Credit in a separate reportable segment.

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
Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets for administrative use, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with certain affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as Merger-related transaction and integration costs.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2018
Total revenues	$145,419	$72,477	$229,373	$—	$190,950	$49,543	$1,837	$689,599
Property operating expenses	69,983	20,483	143,321	—	86,887	—	—	320,674
Interest expense	45,179	10,856	36,494	—	46,476	—	14,304	153,309
Depreciation and amortization	38,229	32,482	35,925	—	23,521	6,204	1,535	137,896
Provision for loan loss	—	—	—	—	13,933	—	—	13,933
Impairment loss	1,982	174	—	—	7,366	60,312	—	69,834
Gain on sale of real estate	—	—	—	—	42,702	—	—	42,702
Earnings (losses) from investments in unconsolidated ventures	—	—	—	5,413	7,767	(11,305)	—	1,875
Income tax benefit (expense)	(355)	(38)	(1,556)	—	(262)	2,882	(87)	584
Income (loss) from continuing operations	(20,080)	4,668	6,771	5,413	61,853	(48,700)	(51,554)	(41,629)
Income (loss) from discontinued operations	—	—	—	—	(219)	—	—	(219)
Net income (loss)	(20,080)	4,668	6,771	5,413	61,634	(48,700)	(51,554)	(41,848)
Net income (loss) attributable to Colony Capital, Inc.	(14,356)	810	5,767	5,104	31,333	(47,070)	(47,001)	(65,413)

Three Months Ended June 30, 2017
Total revenues	$159,357	$56,125	$221,522	$—	$179,973	$60,531	$1,864	$679,372
Property operating expenses	72,460	16,195	139,818	—	25,244	—	—	253,717
Interest expense	47,844	7,934	35,884	—	35,630	—	12,968	140,260
Depreciation and amortization	49,577	25,804	33,508	—	26,894	15,594	1,734	153,111
Provision for loan loss	—	—	—	—	1,067	—	—	1,067
Impairment loss	—	—	—	—	12,761	—	—	12,761
Gain on sale of real estate	—	8,695	—	—	6,495	—	—	15,190
Earnings from investments in unconsolidated ventures	—	—	—	—	119,554	2,840	—	122,394
Income tax benefit (expense)	210	(2,746)	(909)	—	(705)	6,279	(2,043)	86
Income (loss) from continuing operations	(11,394)	9,072	5,750	—	185,630	26,112	(109,978)	105,192
Net income (loss)	(11,394)	9,072	5,750	—	185,630	26,112	(109,978)	105,192
Net income (loss) attributable to Colony Capital, Inc.	(8,071)	3,275	4,796	—	156,011	23,990	(101,659)	78,342

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2018
Total revenues	$298,014	$141,230	$425,155	$—	$396,104	$92,064	$3,696	$1,356,263
Property operating expenses	136,949	41,294	279,416	—	168,785	—	—	626,444
Interest expense	96,120	21,046	70,855	—	86,756	—	27,421	302,198
Depreciation and amortization	79,356	62,427	71,382	—	52,490	13,880	3,066	282,601
Provision for loan losses	—	—	—	—	19,308	—	—	19,308
Impairment loss	5,762	174	—	—	16,555	200,741	—	223,232
Gain on sale of real estate	—	2,293	—	—	58,853	—	—	61,146
Earnings (losses) from investments in unconsolidated ventures	—	—	—	1,759	34,984	(2,603)	—	34,140
Income tax benefit (expense)	(1,353)	(41)	(75)	—	(4,801)	39,685	(23)	33,392
Income (loss) from continuing operations	(32,614)	10,989	(5,115)	1,759	130,284	(133,324)	(40,024)	(68,045)
Income (loss) from discontinued operations	—	—	—	—	(102)	—	—	(102)
Net income (loss)	(32,614)	10,989	(5,115)	1,759	130,182	(133,324)	(40,024)	(68,147)
Net income (loss) attributable to Colony Capital, Inc.	(24,716)	2,088	(4,283)	1,658	80,442	(127,590)	(34,339)	(106,740)

Six Months Ended June 30, 2017
Total revenues	$298,170	$113,167	$397,235	$—	$355,059	$120,171	$2,735	$1,286,537
Property operating expenses	133,146	32,692	258,309	—	45,919	—	—	470,066
Interest expense	88,936	20,360	63,133	—	66,449	—	27,660	266,538
Depreciation and amortization	90,458	50,443	63,549	—	55,112	28,077	2,892	290,531
Provision for loan losses	—	—	—	—	7,791	—	—	7,791
Impairment loss	—	—	—	—	21,280	—	—	21,280
Gain on sale of real estate	—	8,695	—	—	15,465	—	—	24,160
Earnings from investments in unconsolidated ventures	—	—	—	—	228,391	7,995	—	236,386
Income tax benefit (expense)	(2,032)	(2,148)	(947)	—	(2,038)	4,210	(668)	(3,623)
Income (loss) from continuing operations	(20,660)	9,591	2,134	—	365,538	46,101	(257,882)	144,822
Income from discontinued operations	—	—	—	—	—	—	12,560	12,560
Net income (loss)	(20,660)	9,591	2,134	—	365,538	46,101	(245,322)	157,382
Net income (loss) attributable to Colony Capital, Inc.	(16,509)	3,213	1,803	—	299,923	42,250	(226,741)	103,939
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2018
Total assets	$5,700,474	$3,075,143	$4,076,297	$1,146,355	$6,592,937	$2,028,661	$199,850	$22,819,717
Equity method investments	—	—	—	1,146,355	1,002,983	225,994	3,742	2,379,074
December 31, 2017
Total assets	$5,813,552	$2,810,135	$4,094,596	$—	$9,233,606	$2,733,197	$100,564	$24,785,650
Equity method investments	—	—	—	—	1,315,629	207,683	3,742	1,527,054

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total income by geography:
United States	$612,168	$715,304	$1,225,829	$1,358,432
Europe	69,212	78,586	147,385	149,013
Other	—	903	302	1,802
Total (1)	$681,380	$794,793	$1,373,516	$1,509,247

(In thousands)	June 30, 2018	December 31, 2017
Long-lived assets by geography:
United States	$13,101,730	$13,224,197
Europe	1,630,286	1,749,282
Total (2)	$14,732,016	$14,973,479
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, real estate related intangible assets and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets.

25. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,864 and $0, respectively	$258,626	$202,861
Cash paid for income taxes, net of refunds	9,217	21,517
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$86,656	$186,990
Net assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed (Note 4)	936,547	—
Preferred stock redemptions payable	200,000	—
Redemption of OP Units for common stock	18,899	18,810
Improvements in operating real estate in accrued and other liabilities	5,242	1,811
Deconsolidation of net assets of securitization trusts (Note 15)	131,386	—
Assets held for sale contributed to equity method investee (Note 10)	20,350	—
Change in contributions receivable from noncontrolling interests	25,501	11,500
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	—	66,020
Assets acquired in Merger, net of cash and restricted cash assumed (Note 3)	—	16,821,714
Liabilities assumed in Merger (Note 3)	—	11,323,286
Noncontrolling interests assumed in Merger (Note 3)	—	593,458
Common stock issued for acquisition of NSAM and NRF (Note 3)	—	5,710,134
Preferred stock issued for acquisition of NRF (Note 3)	—	1,010,320
Debt assumed by buyer in sale of manufactured housing portfolio (Note 18)	—	1,258,558
Net assets acquired in CPI restructuring, net of cash and restricted cash assumed (Note 3)	—	219,278
Foreclosures on collateral assets of originated or acquired loans receivable	—	8,935
Proceeds from loan repayments and asset sales held in escrow	—	63,168
Costs associated with contributions from noncontrolling interests	—	2,444
Amounts payable for purchase of securities available for sale	—	2,255

26. Subsequent Events
The Company has evaluated subsequent events and transactions through the date these consolidated financial statements were issued. Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

•
our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies;

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
Overview
We are a leading global investment management firm with approximately $43 billion in assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe Corp. (NYSE: NRE) which are externally managed by subsidiaries of the Company; and (c) various other equity and debt investments. The Company is headquartered in Los Angeles, California, with over 400 employees in offices located across 19 cities in ten countries.
We were organized on May 31, 2016 as a Maryland corporation, and intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As of June 30, 2018, we owned 94.2% of the Operating Company and are its sole managing member.
Colony Credit
On August 25, 2017, certain subsidiaries of the Company entered into a combination agreement with NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and NorthStar Real Estate Income II, Inc. (“NorthStar II”), both publicly registered non-traded real estate investment trusts sponsored and managed by a subsidiary of the Company, and certain other subsidiaries of the foregoing. Pursuant to the combination agreement, certain subsidiaries of the Company agreed to contribute the CLNY Contributed Portfolio (as defined below), represented by their ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities") to Colony Credit Real Estate, Inc. (formerly Colony NorthStar Credit Real Estate, Inc.) ("Colony Credit") and its operating company, and NorthStar I and NorthStar II agreed to merge with and into Colony Credit, with, in each case, Colony Credit surviving, in all-stock mergers (collectively, the “Combination”). In consideration for the Company’s contribution of the CLNY Contributed Portfolio, the Company received approximately 44.4 million shares of Colony Credit’s class B-3 common stock and approximately 3.1 million common membership units in Colony Credit’s operating company ("CLNC OP Units"). Colony Credit’s class B-3 Common Stock will automatically convert to class A common stock of Colony Credit, which is tradable on the NYSE upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or class A common stock of Colony Credit, in Colony Credit’s sole discretion.
The CLNY Contributed Portfolio comprised the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony Credit's strategy.
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 and Colony Credit's class A common stock began trading on the NYSE on February 1, 2018 under the symbol "CLNC." On June 25, 2018, Colony Credit changed its name from "Colony NorthStar Credit Real Estate, Inc." to "Colony Credit Real Estate, Inc."
The contribution of the CLNY Contributed Portfolio was intended to be a tax-free transaction to the Company.
Upon closing of the Combination, the Company and its affiliates, NorthStar I stockholders and NorthStar II stockholders each own approximately 37%, 32% and 31%, respectively, of Colony Credit on a fully diluted basis.
The Combination created a prominent publicly-listed commercial real estate credit REIT. Kevin P. Traenkle, the Company’s Chief Investment Officer, and Sujan S. Patel, the Company's Co-Head of U.S. Investment Management, assumed the roles of Chief Executive Officer and President and Chief Financial Officer of Colony Credit, respectively. The board of directors of Colony Credit is composed of seven directors, four of whom are independent, and the remaining three who are senior executives of the Company.

In June 2018, Colony Credit was added to the Small-cap Russell 2000 and broad-market Russell 3000 Indexes.
Refer to Note 4 to the consolidated financial statements for further information related to the Combination.
Retail Distribution Business
On April 30, 2018, the Company completed the combination of NorthStar Securities, LLC ("NorthStar Securities"), the Company's captive broker-dealer platform acquired through the Merger that raises capital in the retail market, with S2K Financial Holdings, LLC ("S2K") to form Colony S2K Holdings, LLC ("Colony S2K"). Colony S2K will distribute both the current and future investment products of the Company and S2K as well as third party sponsored products. S2K is the holding company of S2K Financial, LLC, a registered broker-dealer wholesale distributor of investment vehicles, and S2K Servicing LLC, a provider of administrative services to institutional investment managers.
Our Business
Our vision is to establish the Company as a leading global investment management firm, principally focused on real estate strategies. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns to stockholders. In addition, we expect to have third-party investor participation in sponsored investment vehicles that serve as a potential enhancement to stockholder returns through fee income and as an additional source of liquidity and growth. We expect our embedded investment management platform to allow us to scale our core segments while providing revenue diversification.
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

•
CLNC—This represents our investment in Colony Credit, a commercial real estate credit REIT with a diverse portfolio consisting primarily of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties predominantly in the U.S.

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
Highlights
During the six months ended June 30, 2018 and through August 6, 2018, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•	Consummated the Combination to create Colony Credit, a prominent publicly-listed commercial real estate credit REIT. Colony Credit's class A common stock began trading on the NYSE on February 1, 2018.

•	Syndicated 30% of our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•
Closed on a co-sponsored digital real estate infrastructure vehicle on February 28, 2018, in partnership with Digital Bridge. As of August 6, 2018, total callable commitments of the vehicle were $3.3 billion, inclusive of our capital commitments which are capped at $250 million.

•	Completed the combination of NorthStar Securities with a third party joint venture partner, S2K, to form Colony S2K, a new retail distribution business.

•
Participated in the acquisition of an interest in a multinational European hospitality group, AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million, together with $469 million of third party capital raised and managed by us.

Financing and Capital Transactions

•
Repurchased 54.8 million shares of our class A common stock for approximately $319 million under our February 2018 $300 million stock repurchase program which was completed in May 2018, and our additional $300 million stock repurchase program announced in May 2018.

•	Redeemed all outstanding shares of our Series D preferred stock which was settled in July 2018 for $200 million.
Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Healthcare	$145,419	$159,357	$(20,080)	$(11,394)	$(14,356)	$(8,071)
Industrial	72,477	56,125	4,668	9,072	810	3,275
Hospitality	229,373	221,522	6,771	5,750	5,767	4,796
CLNC	—	—	5,413	—	5,104	—
Other Equity and Debt	190,950	179,973	61,634	185,630	31,333	156,011
Investment Management	49,543	60,531	(48,700)	26,112	(47,070)	23,990
Amounts not allocated to segments	1,837	1,864	(51,554)	(109,978)	(47,001)	(101,659)
	$689,599	$679,372	$(41,848)	$105,192	$(65,413)	$78,342
Six Months Ended June 30,
Healthcare	$298,014	$298,170	$(32,614)	$(20,660)	$(24,716)	$(16,509)
Industrial	141,230	113,167	10,989	9,591	2,088	3,213
Hospitality	425,155	397,235	(5,115)	2,134	(4,283)	1,803
CLNC	—	—	1,759	—	1,658	—
Other Equity and Debt	396,104	355,059	130,182	365,538	80,442	299,923
Investment Management	92,064	120,171	(133,324)	46,101	(127,590)	42,250
Amounts not allocated to segments	3,696	2,735	(40,024)	(245,322)	(34,339)	(226,741)
	$1,356,263	$1,286,537	$(68,147)	$157,382	$(106,740)	$103,939

Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2018
Real estate, net	$5,248,929	$2,827,734	$3,842,354	$—	$2,335,091	$—	$—	$14,254,108
Loans receivable, net	76,616	—	—	—	1,715,273	—	—	1,791,889
Investments in unconsolidated ventures	—	—	—	1,146,355	1,108,724	232,521	3,742	2,491,342
Securities, at fair value	—	—	—	—	144,421	—	—	144,421
Debt, net	3,223,363	1,060,627	2,568,635	—	2,293,958	—	847,532	9,994,115
December 31, 2017
Real estate, net	$5,298,168	$2,451,091	$3,881,857	$—	$2,833,142	$—	$—	$14,464,258
Loans receivable, net	70,641	—	—	—	3,135,450	17,671	—	3,223,762
Investments in unconsolidated ventures	—	—	—	—	1,425,498	225,999	3,742	1,655,239
Securities, at fair value	—	—	—	—	383,942	—	—	383,942
Debt, net	3,242,837	1,001,458	2,560,485	—	3,126,428	—	896,602	10,827,810
Comparison of 2018 to 2017
As a result of the Merger, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony, and the results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017. Additionally, as a result of the Combination which closed on January 31, 2018, the historical financial information in 2018 includes one month of operating results from the CLNY Contributed Portfolio prior to their contribution to Colony Credit; thereafter, 2018 reflects our share of results from our equity method investment in Colony Credit. Consequently, our results for the three and six months ended June 30, 2018 are not directly comparable to prior periods.

Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Our consolidated results of operations were as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$590,638	$500,531	$90,107
Interest income	44,183	111,263	(67,080)
Fee income	39,924	54,319	(14,395)
Other income	14,854	13,259	1,595
Total revenues	689,599	679,372	10,227
Expenses
Property operating expense	320,674	253,717	66,957
Interest expense	153,309	140,260	13,049
Investment, servicing and commission expense	25,951	13,740	12,211
Transaction costs	2,641	2,440	201
Depreciation and amortization	137,896	153,111	(15,215)
Provision for loan loss	13,933	1,067	12,866
Impairment loss	69,834	12,761	57,073
Compensation expense	55,159	80,759	(25,600)
Administrative expenses	25,790	30,145	(4,355)
Total expenses	805,187	688,000	117,187
Other income
Gain on sale of real estate	42,702	15,190	27,512
Earnings from investments in unconsolidated ventures	1,875	122,394	(120,519)
Other gain (loss), net	28,798	(23,850)	52,648
Income (loss) before income taxes	(42,213)	105,106	(147,319)
Income tax benefit	584	86	498
Income (loss) from continuing operations	(41,629)	105,192	(146,821)
Loss from discontinued operations	(219)	—	(219)
Net income (loss)	(41,848)	105,192	(147,040)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,873	720	1,153
Investment entities	27,420	23,800	3,620
Operating Company	(5,728)	2,330	(8,058)
Net income (loss) attributable to Colony Capital, Inc.	(65,413)	78,342	(143,755)
Preferred stock redemption	(3,995)	5,448	(9,443)
Preferred stock dividends	31,388	34,339	(2,951)
Net income (loss) attributable to common stockholders	$(92,806)	$38,555	(131,361)

Property Operating Income and Expenses

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$143,839	$157,561	$(13,722)
Industrial	71,685	55,674	16,011
Hospitality	229,259	221,392	7,867
Other Equity and Debt	145,855	65,904	79,951
	$590,638	$500,531	90,107
Property operating expenses:
Healthcare	$69,983	$72,460	$(2,477)
Industrial	20,483	16,195	4,288
Hospitality	143,321	139,818	3,503
Other Equity and Debt	86,887	25,244	61,643
	$320,674	$253,717	66,957
Healthcare—Property operating income and expenses were lower overall in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to (i) three RIDEA properties that were converted into net lease properties in the fourth quarter of 2017 (which resulted in recording income net of certain operating expenses), (ii) sales of our non-core healthcare properties in late 2017 and early 2018, as well as (iii) the effects of lease modifications in the second quarter of 2018 which reduced property operating income. Additionally, the decrease in property operating expenses was partially offset by higher bad debt expense in the second quarter of 2018 resulting from a lease restructuring.
Industrial—Increases in property operating income and expenses for three months ended June 30, 2018 compared to the same period in 2017 reflect the continued growth of our industrial portfolio. As of June 30, 2018 and June 30, 2017, our industrial portfolio consisted of 392 and 354 buildings, respectively, with a net addition of 38 buildings and 8.2 million rentable square feet between June 30, 2017 and June 30, 2018.
Comparing our industrial portfolio on a same store basis for the three months ended June 30, 2018 and 2017, the increase in property operating income reflects higher tenant reimbursements, and generally higher rental rates on new and renewal leases. Average occupancy, however, decreased to 92.8% from 94.7% for the three months ended June 30, 2018 and 2017 due to vacancies occurring at the end of the second quarter of 2018, some of which have since been backfilled in July 2018. Same store property operating expenses also increased during this period, primarily due to higher repair and maintenance costs, partially offset by lower bad debt expense.

	Three Months Ended June 30,		Change
($ in thousands)	2018	2017	Amount	%
Industrial: (1)
Same store property operating income	$51,354	$49,417	$1,937	3.9%
Same store property operating expenses	14,968	14,068	900	6.4%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior calendar years. Stabilized properties are held for more than one year or are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 304 buildings.

Hospitality—Property operating income and expenses were higher in the three months ended June 30, 2018, compared to the same period in 2017. Total rooms sold increased 1.8%, while average occupancy also increased 1.8% from 78.2% to 79.6% and revenue per available room ("RevPAR") was 3.2% higher. This resulted from a combination of higher corporate demand and benefits from room renovations.
Other Equity and Debt—Property operating income and expenses increased $80.0 million and $61.6 million, respectively, in the three months ended June 30, 2018 compared to the same period in 2017. This can be attributed primarily to the THL Hotel Portfolio acquired through a consensual foreclosure in July 2017, which generated $100.0 million of hotel operating income and $69.3 million of hotel operating expenses in the second quarter of 2018. However, these increases were partially offset by decreases resulting from continued sales of our non-core properties, as well as our contribution of $219.7 million of real estate to Colony Credit on January 31, 2018, which reduced property operating income by $5.8 million and property operating expenses by $1.9 million.

Interest Income
Interest income decreased $67.1 million during the three months ended June 30, 2018 compared to the same period in 2017. The decrease can be attributed to the contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which reduced interest income by $36.9 million, $7.1 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, as well as decreases due to continued loan repayments, sales and foreclosures.
Fee Income
Fee income was earned from the following sources:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Institutional funds	$17,171	$15,459	$1,712
Non-traded REITs	6,244	20,789	(14,545)
Public companies—NRE, Colony Credit	16,219	3,555	12,664
Broker-dealer, Townsend private funds and other clients	290	14,516	(14,226)
	$39,924	$54,319	(14,395)
Fee income decreased $14.4 million during the three months ended June 30, 2018 compared to the same period in 2017, resulting primarily from the sale of the Townsend investment management business in December 2017, which had contributed $13.8 million of fee income during the three months ended June 30, 2017. In 2018, we also replaced fees from our non-traded REITs, NorthStar I and NorthStar II, with fees from a public vehicle, Colony Credit, upon closing of the Combination on January 31, 2018, which resulted in a net increase in fee income of $0.2 million. Additionally, beginning in 2018, we no longer earn acquisition fees from NorthStar Healthcare under its amended advisory agreement, which amounted to $3.2 million for the three months ended June 30, 2017, contributing to the decrease in fee income from non-traded REITs. With respect to our institutional funds business, fee income increased $1.7 million as income from new capital raised more than offset continued realization of investments by liquidating funds.
Other Income
Other income, consisting primarily of cost reimbursement income as well as expense recoveries from borrowers and other recoveries from loan resolutions, increased $1.6 million for the three months ended June 30, 2018 compared to the same period in 2017, resulting from dividend income from a sponsored private fund that was consolidated beginning in the third quarter of 2017 as well as higher cost reimbursements in 2018, which included amounts grossed up in other income related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees. This increase was partially offset by lower recovery income from our loan portfolios which continue to be resolved or sold over time.
Interest Expense

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$45,179	$47,844	$(2,665)
Industrial	10,856	7,934	2,922
Hospitality	36,494	35,884	610
Other Equity and Debt	46,476	35,630	10,846
Corporate-level debt	14,304	12,968	1,336
	$153,309	$140,260	13,049
The net $13.0 million increase in interest expense during the three months ended June 30, 2018 compared to the same period in 2017 can be attributed to the following:
Healthcare—$2.7 million decrease in interest expense was driven by (i) a reversal of default interest accrued in the first quarter of 2018 following a modification of the debt in the second quarter of 2018, (ii) debt payoffs from sales of our non-core healthcare properties in the latter part of 2017 and early 2018, as well as (iii) continued debt paydowns over time, all of which were partially offset by the effect of higher LIBOR rates on variable rate debt.

Industrial—$2.9 million increase in interest expense was due to additional debt obtained to finance our portfolio growth, partially offset by accelerated amortization of deferred financing costs upon extinguishment of our variable rate acquisition debt through refinancing in 2017.
Hospitality—Net increase in interest expense of $0.6 million resulted from a combination of (i) increase in outstanding principal on debt modified in the fourth quarter of 2017, (ii) accelerated amortization of deferred financing costs on debt refinanced in May and June 2017, as well as (iii) the impact from higher LIBOR rates on variable rate debt, all of which were largely offset by (iv) a decrease in debt discount amortization following the extension of a debt maturity in December 2017.
Other Equity and Debt—$10.8 million increase in interest expense resulted from (i) $19.2 million of interest expense on debt assumed in the acquisition of the THL Hotel Portfolio in July 2017, partially offset by (ii) $5.3 million decrease in interest expense related to approximately $380 million of debt contributed to Colony Credit in January 2018, and (iii) $0.6 million decrease in interest expense from sale and deconsolidation of our securitization trusts in the second quarter of 2018, as well as (iv) the effect of debt payoffs from continued sales and resolutions of our non-core real estate investments.
Corporate-level debt—$1.3 million net increase in interest expense was due to higher utilization on our credit line in the second quarter of 2018 combined with the effects of higher LIBOR rates, the latter also resulting in an increase in interest expense on our junior subordinated notes. These increases were partially offset by lower interest expense on our exchangeable notes as we repurchased $13.0 million of outstanding principal in June and July 2017.
Investment, Servicing and Commission Expense
Investment, servicing and commission expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to debt refinancing or restructuring, and unconsummated deal costs. The $12.2 million increase in costs for the three months ended June 30, 2018 and the same period in 2017 was due to expenses incurred in connection with the THL Hotel Portfolio acquired in July 2017, a write-off of organization and offering costs receivable related to certain retail companies, as well as higher expenses incurred in our healthcare and hospitality segments.
Transaction Costs
The net increase of $0.2 million in transaction costs for the three months ended June 30, 2018 compared to the same period in 2017 can be attributed to costs incurred in connection with an investment in Spain, offset by lower merger-related expenses.
Depreciation and Amortization
The net decrease of $15.2 million in depreciation and amortization for the three months ended June 30, 2018 compared to the same period in 2017 can be attributed to the following: (i) decreases in expense as a result of real estate contributed to Colony Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; and (ii) lower amortization on our investment management intangible assets following the sale of Townsend in December 2017 and the write-off of management contracts in connection with the Combination in January 2018; both of which were partially offset by (iii) additional depreciation related to the THL Hotel Portfolio acquired in July 2017, and (iv) continued growth in our industrial portfolio.
Provision for Loan Losses

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Non-PCI loans	$5,072	$451	$4,621
PCI loans	8,861	616	8,245
Total provision for loan losses	$13,933	$1,067	12,866
Provision for loan losses increased $12.9 million during the three months ended June 30, 2018 compared to the same period in 2017 due to higher provision on PCI loans, as well as a loss on certain securitized loans prior to the sale of our interest in the securitization trust that resulted in a deconsolidation of the trust in June 2018.
Of the total provision for loan losses, $6.6 million and $0.6 million in the three months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Impairment Loss

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Healthcare	$1,982	$—	$1,982
Industrial	174	—	174
Other Equity and Debt	7,366	12,761	(5,395)
Investment Management	60,312	—	60,312
	$69,834	$12,761	57,073
Healthcare—Additional write-downs were taken in the three months ended June 30, 2018 on properties with hurricane-related damage based on revised insurance estimates.
Industrial—Impairment loss reflects selling cost on a property sold in the second quarter of 2018.
Other Equity and Debt—Impairment was lower at $7.4 million in the second quarter of 2018 compared to $12.8 million in the second quarter of 2017, attributable to impairments recorded in 2017 on our properties in Europe and a portfolio of select service hotels that were sold, partially offset by additional write-downs in 2018 on properties with hurricane related damage in the THL Hotel Portfolio based on revised insurance estimates.
Investment Management—Impairment in the second quarter of 2018 was related predominantly to the write-off of the NorthStar trade name in connection with our name change to Colony Capital, Inc. in June 2018.
Of the $69.8 million and $12.8 million of total impairment loss in the three months ended June 30, 2018 and 2017, $5.6 million and $9.8 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The table below provides the components of compensation expense:

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$36,000	$37,911	$(1,911)
Equity-based compensation	13,553	7,407	6,146
	49,553	45,318	4,235
Merger-related compensation expense:
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	—	30,005	(30,005)
Severance and other employee transition	5,606	5,436	170
	5,606	35,441	(29,835)
Total compensation expense	$55,159	$80,759	(25,600)
Compensation expense was $25.6 million lower for the three months ended June 30, 2018 compared to the same period in 2017, driven by a $30.0 million decrease in equity-based compensation related to replacement equity awards issued to certain NSAM executives as part of the Merger, which vested one year from the Closing Date. Excluding Merger-related costs, compensation expense increased $4.2 million in the three months ended June 30, 2018 compared to the same period in 2017 as a result of higher equity-based compensation in 2018 from new equity grants as well as a $4.2 million gross up of equity-based compensation related to equity awards granted by Colony Credit and NRE to the Company and its employees, offset by a decrease in compensation expense as a result of the sale of the Townsend business in December 2017 and the broker-dealer business in April 2018.
Administrative Expense
Administrative expense was $25.8 million in the three months ended June 30, 2018, a $4.4 million decrease from the same period in 2017, largely due to a decrease in professional service fees as well as rent and related expenses.

Gain on Sale of Real Estate

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
Industrial	$—	$8,695	$(8,695)
Other Equity and Debt	42,702	6,495	36,207
	$42,702	$15,190	27,512
Industrial—There were no sales during the second quarter of 2018 that resulted in a gain. During the three months ended June 30, 2017, gains were generated predominantly from sales of nine properties in the Chicago market.
Other Equity and Debt—We recorded gains totaling $42.7 million in the three months ended June 30, 2018, primarily from properties in our European portfolio, while the $6.5 million gain in the three months ended June 30, 2017 was predominantly from the sale of a net lease property in the U.S.
Gain on sale of $19.6 million and $5.6 million in the three months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Earnings from Investments in Unconsolidated Ventures

	Three Months Ended June 30,
(In thousands)	2018	2017	Change
CLNC	$5,413	$—	$5,413
Other Equity and Debt	7,767	119,554	(111,787)
Investment Management	(11,305)	2,840	(14,145)
	$1,875	$122,394	(120,519)
CLNC—For the three months ended June 30, 2018, our share of net earnings in Colony Credit was $5.4 million.
Other Equity and Debt—Earnings from investments in unconsolidated ventures was significantly lower during the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the three months ended June 30, 2017 including a $101.2 million gain from the sale of our remaining 6.3% interest in Starwood Waypoint Homes. Additionally, the contribution of certain investments in unconsolidated ventures to Colony Credit in January 2018 further decreased earnings by $6.2 million. Additional decreases in 2018 were related primarily to unrealized losses on our investment in third party private funds from the Merger.
Investment Management—The decrease in earnings from investments in unconsolidated ventures during the three months ended June 30, 2018 compared to the same period in 2017 was driven by $13.2 million of impairment recorded on two equity method investees.
Earnings from investments in unconsolidated ventures of $5.5 million and $6.2 million in the three months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
Other gain was $28.8 million for the three months ended June 30, 2018 compared to a loss of $23.9 million, for the three months ended June 30, 2017, a difference of $52.6 million net gain, which can be attributed primarily to the following:

•
a $14.6 million gain relative to a $28.5 million loss recorded in the second quarter of 2018 and 2017, respectively, on a non-designated out-of-money interest rate swap assumed through the Merger due to rising interest rates. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•	$10.9 million gain on deconsolidation of consolidated N-Star CDOs; and

•	a $3.9 million unrealized gain in the three months ended June 30, 2018 on a non-designated derivative compared to a $1.6 million unrealized loss in the same period in 2017.
These increases were partially offset by

•	a $6.2 million loss on remeasurement of a foreign currency loan receivable in our healthcare segment in the second quarter of 2018 compared to a $3.2 million gain in the same period in 2017; and

•
an $8.7 million unrealized loss recorded upon final measurement in June 2018 of the contingent consideration liability in connection with Colony's management internalization in 2015 compared to a $4.9 million unrealized gain recorded in the second quarter of 2017 (refer to Note 14 of the consolidated financial statements).

Income Tax Expense
We recorded an income tax benefit of $0.6 million in the three months ended June 30, 2018 compared to an income tax benefit of $0.1 million in the three months ended June 30, 2017. The lower income tax benefit in 2017 was due to income tax expense recorded in relation to the gain on sale of real estate in our Industrial segment combined with lower deferred tax benefit in connection with our investment management business.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. There was immaterial net loss from discontinued operations in the three months ended June 30, 2018 from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017.
Preferred Stock Redemption
During the three months ended June 30, 2018, $4.0 million was recorded to decrease net loss attributable to common stockholders, representing the excess in aggregate carrying value of the legacy NRF Series D preferred stock, for which redemption notices were delivered in May 2018, over their redemption price of $25.00 per share. This was because the Series D preferred stock carrying value included a premium that was recognized based on its trading price at the closing of the Merger.
In comparison, a $5.4 million charge against net income available to common stockholders was recorded in the three months ended June 30, 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A and Series F preferred stock, which we redeemed in full in June 2017.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Our consolidated results of operations were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$1,145,368	$927,385	$217,983
Interest income	108,037	226,807	(118,770)
Fee income	76,766	107,569	(30,803)
Other income	26,092	24,776	1,316
Total revenues	1,356,263	1,286,537	69,726
Expenses
Property operating expense	626,444	470,066	156,378
Interest expense	302,198	266,538	35,660
Investment, servicing and commission expense	44,604	25,547	19,057
Transaction costs	3,357	89,780	(86,423)
Depreciation and amortization	282,601	290,531	(7,930)
Provision for loan loss	19,308	7,791	11,517
Impairment loss	223,232	21,280	201,952
Compensation expense	104,643	172,577	(67,934)
Administrative expenses	50,653	56,059	(5,406)
Total expenses	1,657,040	1,400,169	256,871
Other income
Gain on sale of real estate	61,146	24,160	36,986
Earnings from investments in unconsolidated ventures	34,140	236,386	(202,246)
Other gain, net	104,054	1,531	102,523
Income (loss) before income taxes	(101,437)	148,445	(249,882)
Income tax benefit (expense)	33,392	(3,623)	37,015
Income (loss) from continuing operations	(68,045)	144,822	(212,867)
Income (loss) from discontinued operations	(102)	12,560	(12,662)
Net income (loss)	(68,147)	157,382	(225,529)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,177	1,337	(160)
Investment entities	47,522	50,859	(3,337)
Operating Company	(10,106)	1,247	(11,353)
Net income (loss) attributable to Colony Capital, Inc.	(106,740)	103,939	(210,679)
Preferred stock redemption	(3,995)	5,448	(9,443)
Preferred stock dividends	62,775	65,152	(2,377)
Net income (loss) attributable to common stockholders	$(165,520)	$33,339	(198,859)

Property Operating Income and Property Operating Expenses

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$294,976	$294,992	$(16)
Industrial	139,322	112,353	26,969
Hospitality	424,518	397,062	27,456
Other Equity and Debt	286,552	122,978	163,574
	$1,145,368	$927,385	217,983
Property operating expenses:
Healthcare	$136,949	$133,146	$3,803
Industrial	41,294	32,692	8,602
Hospitality	279,416	258,309	21,107
Other Equity and Debt	168,785	45,919	122,866
	$626,444	$470,066	156,378
Healthcare—Property operating income and expenses for the six months ended June 30, 2018 and 2017 are not directly comparable as the first quarter of 2017 included only 80 days of post-Merger results.
After giving effect to the 10-day pre-Merger period in 2017, property operating income decreased $15.8 million for the six months ended June 30, 2018 compared to the same periods in 2017, primarily due to (i) three RIDEA properties that were converted into net lease properties in the fourth quarter of 2017 (which resulted in recording income net of certain operating expenses), (ii) sales of our non-core healthcare properties in late 2017 and early 2018, and (iii) the effects of lease modifications in the second quarter of 2018, all of which were partially offset by (iv) additional income from an early lease termination in the first quarter of 2018.
After giving effect to the 10-day pre-Merger period in 2017, property operating expenses decreased $3.5 million as a result of the three RIDEA properties that were converted into net lease properties in the fourth quarter of 2017, as well as the effect of sales of our non-core healthcare properties in late 2017 and early 2018, both of which were partially offset by higher bad debt expense in the second quarter of 2018 resulting from a lease restructuring.
Industrial—Increases in property operating income and expenses for the six months ended June 30, 2018 and 2017 reflect the continued growth of our industrial portfolio. As of June 30, 2018 and June 30, 2017, our industrial portfolio consisted of 392 and 354 buildings, respectively, with a net addition of 38 buildings and 8.2 million rentable square feet between June 30, 2017 and June 30, 2018.
Comparing our industrial portfolio on a same store basis for the six months ended June 30, 2018 and 2017, the increase in property operating income reflects higher tenant reimbursements, and generally higher rental rates on new and renewal leases. Average occupancy, however, decreased to 93.3% from 94.6% for the six months ended June 30, 2018 and 2017 due to vacancies occurring at the end of the second quarter of 2018, some of which have since been backfilled in July 2018. Same store property operating expenses also increased during this period, primarily due to higher repair and maintenance costs and bad debt expense.

	Six Months Ended June 30,
($ in thousands)	2018	2017	% change
Industrial: (1)
Same store property operating income	$104,059	$99,830	4.2%
Same store property operating expenses	31,405	28,945	8.5%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior calendar years. Stabilized properties are held for more than one year or are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 304 buildings.

Hospitality—Property operating income and expenses for the six months ended June 30, 2018 compared to the same period in 2017 are not directly comparable as the first quarter of 2017 included only 80 days of post-Merger results. After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses increased $10.8 million and $8.5 million, respectively. Such increases can be attributed to a 1.5% increase in average occupancy from 73.9% to 75.0% and a 2.3% increase in RevPAR in the six months ended June 30, 2018 compared to the same period in

2017. This resulted from a combination of higher corporate demand and benefits from room renovations. Property operating expenses also increased due to higher food and beverage labor costs under a franchisor's new wage rate program.
Other Equity and Debt—Property operating income and expenses increased by $163.6 million and $122.9 million, respectively, during the six months ended June 30, 2018 compared to the same period in 2017. This can be attributed primarily to the THL Hotel Portfolio acquired through a consensual foreclosure in July 2017, which generated $188.6 million of hotel operating income and $132.9 million of hotel operating expenses in the six months ended June 30, 2018. However, these increases were partially offset by decreases resulting from continued sales of our non-core properties, as well as our contribution of $219.7 million of real estate to Colony Credit on January 31, 2018, which reduced property operating income by $10.9 million and property operating expenses by $3.5 million.
Interest Income
Interest income decreased $118.8 million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which reduced interest income by $72.1 million, $11.6 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, as well as decreases due to loan repayments, sales and foreclosures.
Fee Income
Fee income was earned from the following sources:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Institutional funds	$30,312	$30,286	$26
Non-traded REITs	17,703	43,026	(25,323)
Public company—NRE, Colony Credit	28,391	6,725	21,666
Broker-dealer, Townsend funds and other clients	360	27,532	(27,172)
	$76,766	$107,569	(30,803)
Fee income decreased $30.8 million during the six months ended June 30, 2018 compared to the same period in 2017, resulting primarily from the sale of the Townsend investment management business in December 2017, which had contributed $26.3 million of fee income during the six months ended June 30, 2017. We also replaced fees from our non-traded REITs, NorthStar I and NorthStar II, with fees from a public vehicle, Colony Credit, upon closing of the Combination on January 31, 2018, which resulted in a net increase in fee income of $2.3 million. Additionally, beginning in 2018, we no longer earn acquisition fees from NorthStar Healthcare under its amended advisory agreement, which amounted to $3.2 million for the six months ended June 30, 2017, contributing to the decrease in fee income from non-traded REITs. Fee income from our institutional funds business was largely consistent, as income from new capital raised was offset by continued realization of investments by liquidating funds.
Other Income
Other income, consisting primarily of cost reimbursement income as well as expense recoveries from borrowers and other recoveries from loan resolutions, increased $1.3 million for the six months ended June 30, 2018 compared to the same period in 2017, resulting from dividend income from a sponsored private fund that was consolidated beginning in the third quarter of 2017 as well as higher cost reimbursements in 2018, which included amounts grossed up in other income related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees. This increase was partially offset by lower recovery income from our loan portfolios which continue to be resolved or sold over time.

Interest Expense

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$96,120	$88,936	$7,184
Industrial	21,046	20,360	686
Hospitality	70,855	63,133	7,722
Other Equity and Debt	86,756	66,449	20,307
Corporate-level debt	27,421	27,660	(239)
	$302,198	$266,538	35,660
The $35.7 million net increase in interest expense for the six months ended June 30, 2018 compared to the same period in 2017 can be attributed to the following:
Healthcare—Interest expense in the six months ended June 30, 2018 and 2017 are not directly comparable as the six months ended June 30, 2017 included only 80 days of interest expense post-Merger in the first quarter. After giving effect to the 10-day pre-Merger period in 2017, interest expense increased $1.4 million in the six months ended June 30, 2018 and 2017 due to amortization on a below market debt, and the impact of higher LIBOR rates on variable rate debt, both of which were partially offset by debt payoffs from sales of our non-core healthcare properties in the latter part of 2017 and early 2018, as well as continued debt paydowns over time.
Industrial—There was a marginal increase in interest expense of $0.7 million as the impact of new financing obtained to fund our portfolio growth was largely offset by accelerated amortization of deferred financing costs upon extinguishment of our variable rate acquisition debt through a refinancing in the first and second quarters of 2017.
Hospitality—Interest expense in the six months ended June 30, 2018 and 2017 are not directly comparable as the six months ended June 30, 2017 included only 80 days of interest expense post-Merger in the first quarter. After giving effect to the 10-day pre-Merger period in 2017, interest expense increased $4.7 million in the six months ended June 30, 2018 and 2017 resulting from a combination of (i) increase in outstanding principal on debt modified in the fourth quarter of 2017, (ii) accelerated amortization of deferred financing costs on debt refinanced in May and June 2017, as well as (iii) the impact from higher LIBOR rates on variable rate debt, all of which were partially offset by (iv) a decrease in debt discount amortization following the extension of a debt maturity in December 2017.
Other Equity and Debt—$20.3 million increase in interest expense resulting from (i) $34.7 million of interest expense on debt assumed in the acquisition of the THL Hotel Portfolio in July 2017, partially offset by (ii) $13.8 million decrease in interest expense related to approximately $380 million of debt contributed to Colony Credit in January 2018, (iii) $1.6 million decrease in interest expense from sale and deconsolidation of our securitization trusts in the second quarter of 2018 and (iii) the effect of debt paydowns from continued sales and resolution of our non-core real estate investments.
Corporate-level debt—Interest expense in the six months ended June 30, 2018 and 2017 are not directly comparable as the six months ended June 30, 2017 included only 80 days of interest expense post-Merger in the first quarter. After giving effect to the 10-day pre-Merger period in 2017, interest expense decreased approximately $1.0 million in the six months ended June 30, 2018 and 2017 driven by a lower utilization of our credit line and lower interest expense on our exchangeable notes as we repurchased $13.0 million of outstanding principal in June and July 2017, partially offset by higher LIBOR rates which affected interest expense on our credit line and junior subordinated debt.
Investment, Servicing and Commission Expense
Investment, servicing and commission expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to debt refinancing or restructuring, and unconsummated deal costs. The $19.1 million increase in costs for the six months ended June 30, 2018 and the same period in 2017 was due to a write-off of cost reimbursement receivable from NorthStar/RXR NY Metro following the termination of its offering period in March 2018, a write-off of organization and offering costs receivable related to certain retail companies, expenses incurred in connection with the THL Hotel Portfolio acquired in July 2017, as well as higher expenses incurred in our healthcare and hospitality segments.
Transaction Costs
Significant Merger-related transaction costs were incurred in the six months ended June 30, 2017, which included approximately $66.8 million of fees paid to investment bankers contingent upon consummation of the Merger, professional fees for legal, financial advisory, accounting and consulting services, as well as fees incurred on a bridge loan facility commitment that was terminated on the Closing Date. Transaction costs in the six months ended June 30, 2018 were incurred primarily in connection with an investment in Spain.
Depreciation and Amortization
The net decrease of $7.9 million in depreciation and amortization for the six months ended June 30, 2018 compared to the same period in 2017 can be attributed to the following: (i) decreases in expense as a result of real estate contributed to Colony Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; and (ii) lower amortization on our investment management intangible assets following the sale of Townsend in December 2017 and the write-off of management contracts in connection with the Combination in January 2018, both of which were partially offset by (iii) two full quarters of expense in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, which included only 80 days of expense post-Merger in the first quarter, for assets acquired through the Merger; (iv) additional expense related to the THL Hotel Portfolio acquired in July 2017, and (v) continued growth in our industrial portfolio.
Provision for Loan Losses

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Non-PCI loans	$7,737	$2,925	$4,812
PCI loans	11,571	4,866	6,705
Total provision for loan losses	$19,308	$7,791	11,517
Provision for loan losses increased $11.5 million during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to higher provision on PCI loans, as well as a loss on certain securitized loans the sale of our interest in the securitization trust that resulted in a deconsolidated of the trust in June 2018.
Of the total provision for loan losses, $9.9 million and $3.8 million in the six months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Healthcare	$5,762	$—	$5,762
Industrial	174	—	174
Other Equity and Debt	16,555	21,280	(4,725)
Investment Management	200,741	—	200,741
	$223,232	$21,280	201,952
Healthcare—In the six months ended June 30, 2018, impairment loss was recorded on properties that were sold or held for sale, and also included additional write-downs on properties with hurricane-related damage based on revised insurance estimates.
Industrial—Impairment loss reflects selling cost on a property sold in the second quarter of 2018.
Other Equity and Debt—Impairment was lower at $16.6 million in the six months ended June 30, 2018 compared to $21.3 million in the six months ended June 30, 2017, attributable to impairments recorded in 2017 on our properties in Europe and a portfolio of select service hotels that were sold, partially offset by additional write-downs in 2018 on properties with hurricane related damage in the THL Hotel Portfolio based on revised insurance estimates.
Investment Management—Impairment in the six months ended June 30, 2018 was related predominantly to the write-off of (i) NorthStar I and NorthStar II management contract intangibles totaling $139.0 million as these contracts were terminated upon closing of the Combination on January 31, 2018; (ii) NorthStar/RXR NY Metro management contract intangible of approximately $1.4 million upon the termination of its offering period effective March 31, 2018 and (iii) write-off of the NorthStar trade name of $59.5 million.
Of the $223.2 million and $21.3 million of impairment loss in the six months ended June 30, 2018 and 2017, respectively, $13.4 million and $15.5 million were attributable to noncontrolling interests in investment entities, respectively.

Compensation Expense
The following table provides the components of compensation expense.

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$69,805	$82,654	$(12,849)
Equity-based compensation	23,250	12,935	10,315
	93,055	95,589	(2,534)
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	3,297	56,054	(52,757)
Severance and other employee transition	8,291	20,934	(12,643)
	11,588	76,988	(65,400)
	$104,643	$172,577	(67,934)
Compensation expense was $67.9 million lower for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by a $52.8 million decrease in equity-based compensation related to replacement equity awards issued to certain NSAM executives as part of the Merger, which vested one year from the Closing Date, as well as a $12.6 million decrease in severance and other costs related to employee transition in connection with the Merger. Excluding Merger-related costs, compensation expense decreased $2.5 million during the six months ended June 30, 2018 compared to the same period in 2017 as a result of lower bonus accruals, sale of the Townsend business in December 2017 and broker-dealer business in April 2018, partially offset by higher equity-based compensation in 2018 from new equity grants as well as a $5.0 million gross up of equity-based compensation related to equity awards granted by Colony Credit and NRE to the Company and its employees.
Administrative Expense
Administrative expense was $50.7 million in the six months ended June 30, 2018, reflecting a $5.4 million decrease from the same period in 2017, largely due to lower costs incurred in the earlier period in connection with integrating the operations of the combined entities as most of the costs were incurred in 2017, and a decrease in professional service fees as well as rent and related expenses.
Gain on Sale of Real Estate

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Industrial	$2,293	$8,695	$(6,402)
Other Equity and Debt	58,853	15,465	43,388
	$61,146	$24,160	36,986
Industrial—The $2.3 million gain in the six months ended June 30, 2018 was realized from the sale of one building in the Orlando market. In the six months ended June 30, 2017, the $8.7 million gain was generated predominantly from sales of nine properties in the Chicago market.
Other Equity and Debt—We recorded gains totaling $58.9 million in the six months ended June 30, 2018 compared to $15.5 million in the six months ended June 30, 2017. The higher gains in 2018 resulted from the sales of our European properties and a multifamily property, while the gains in 2017 arose from the sales of our select service hotel portfolio and a net lease property in the U.S. as well as lower gains from our European properties.
Gain on sale of $30.4 million and $11.2 million in the six months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Earnings from Investments in Unconsolidated Ventures

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
CLNC	$1,759	$—	$1,759
Other Equity and Debt	34,984	228,391	(193,407)
Investment Management	(2,603)	7,995	(10,598)
	$34,140	$236,386	(202,246)

CLNC—For the six months ended June 30, 2018, our share of net earnings in Colony Credit was $1.8 million, which included the effect of significant transaction costs incurred in connection with the closing of the Combination.
Other Equity and Debt—Earnings from investments in unconsolidated ventures was significantly lower in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the six months ended June 30, 2017 including a $191.2 million gain from the sale of 14% of our interest in Starwood Waypoint Homes along with our proportionate share of gain from additional share issuance by the investee. Additionally, the contribution of certain investments in unconsolidated ventures to Colony Credit in January 2018 further decreased earnings by $12.3 million. These decreases in 2018 were partially offset by higher earnings from other investments which included new investments subsequent to the second quarter of 2017.
Investment Management—The decrease in earnings from investments in unconsolidated ventures during the six months ended June 30, 2018 compared to the same period in 2017 was driven by $13.2 million of impairment recorded on two equity method investees.
Earnings from investments in unconsolidated ventures of $11.1 million and $11.2 million in the six months ended June 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
Other gain was $104.1 million for the six months ended June 30, 2018. The $102.5 million increase compared to the six months ended June 30, 2017 resulted primarily from the following:

•
$81.0 million gain relative to a $2.7 million loss recorded in the six months ended June 30, 2018 and 2017, respectively, on a non-designated out-of-money interest rate swap (liability) assumed through the Merger due to rising interest rates. The swap was intended to hedge future refinancing risk on certain legacy NRF mortgage debt;

•	$10.9 million gain from deconsolidation of consolidated N-Star CDOs;

•	$10.1 million increase in net gains from sale of CRE securities; and

•
$9.9 million gain recorded in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s 37% interest in Colony Credit (refer to Note 4 of the consolidated financial statements).

These increases were partially offset by

•	$5.1 million of higher other-than-temporary impairment, net of write-offs recorded in the six months ended June 30, 2017, on N-Star CDOs and CMBS held by consolidated N-Star CDOs;

•
$6.5 million higher unrealized loss on the contingent consideration liability in connection with Colony's management internalization in 2015, with the final contingent consideration amount measured in June 2018 (refer to Note 14 of the consolidated financial statements); and

•	$12.0 million loss compared to $3.2 million gain in the six months ended June 30, 2018 and 2017, respectively, on remeasurement of a foreign currency loan receivable in our healthcare segment.
Income Tax (Expense) Benefit
We recorded an income tax benefit of $33.4 million in the six months ended June 30, 2018 compared to an income tax expense of $3.6 million in the six months ended June 30, 2017. The large income tax benefit in 2018 arose primarily from the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination, while 2017 included income tax expense recorded in relation to the gain on sale of real estate in our Industrial segment.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. There was immaterial net loss from discontinued operations in the six months ended June 30, 2018 from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017, while the $12.6 million net income from discontinued operations in the six months ended June 30, 2017 was derived predominantly from operations of our manufactured housing portfolio during the approximately two month period prior to its disposition in March 2017.

Preferred Stock Redemption
During the six months ended June 30, 2018, $4.0 million was recorded to decrease net loss attributable to common stockholders, representing the excess in aggregate carrying value of the legacy NRF Series D preferred stock, for which redemption notices were delivered in May 2018, over their redemption price of $25.00 per share. This was because the Series D preferred stock carrying value included a premium that was recognized based on its trading price at the closing of the Merger.
In comparison, a $5.4 million charge against net income available to common stockholders was recorded in the six months ended June 30, 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A and Series F preferred stock, which we redeemed in full in June 2017.
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

	Healthcare		Industrial		Hospitality
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Total revenues	$145,419	$159,357	$72,477	$56,125	$229,373	$221,522
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(1,580)	(8,385)	(2,554)	(1,150)	(6)	(13)
Interest income	—	—	(62)	—	—	—
Other income	—	—	—	—	(68)	—
Property operating expenses (1)	(69,983)	(72,460)	(20,483)	(16,195)	(143,321)	(139,818)
Compensation expense (1)	—	—	(300)	(310)	—	—
NOI or EBITDA	$73,856	$78,512	$49,078	$38,470	$85,978	$81,691

	Healthcare		Industrial		Hospitality
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Total revenues	$298,014	$298,170	$141,230	$113,167	$425,155	$397,235
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(5,899)	(15,384)	(4,851)	(2,813)	(13)	(27)
Interest income	—	—	(594)	—	—	—
Other income	—	—	—	—	(556)	—
Property operating expenses (1)	(136,949)	(133,146)	(41,294)	(32,692)	(279,416)	(258,309)
Transaction, investment and servicing costs	—	—	—	(101)	—	—
Compensation expense (1)	—	—	(779)	(893)	—	—
NOI or EBITDA	$155,166	$149,640	$93,712	$76,668	$145,170	$138,899
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
At June 30, 2018, our interest in our healthcare segment was 71%.

Results of operations of our Healthcare segment were as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$145,419	298,014
Net loss attributable to Colony Capital, Inc.	(14,356)	(24,716)
The following table presents key balance sheet data of our Healthcare segment:

(In thousands)	June 30, 2018
Real estate
Held for investment	$5,248,929
Held for sale	1,583
Debt	3,223,363
During the six months ended June 30, 2018, we sold three skilled nursing facilities totaling 471 beds for aggregate gross proceeds of $14.1 million. These activities reflect our continued monetization initiatives on non-core assets. Additionally, one medical office building encumbered with a $3 million mortgage was consensually transferred to the lender in February 2018.
In May 2018, we modified and cured default on $46.5 million of debt in our healthcare portfolio, extending its maturity from May 2019 to May 2020 with a one-year extension option. Additionally, as discussed in Note 12, we currently expect to exercise our option to extend the maturity of the $100.5 million floating rate component of the $1.85 billion non-recourse mortgage debt on our healthcare portfolio to December 2019, by funding any required prepayment; however, there can be no assurances that we will do so. To the extent we do not exercise the extension option or repay the floating rate component, the December 2019 maturity date of the remaining $1.75 billion fixed rate component, would be accelerated. The Company is currently evaluating its options in connection with the December 2019 maturity of the fixed rate component.
Net Operating Income
NOI generated by our healthcare portfolio was as follows:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Medical office buildings	$13,718	$14,408	$(690)	-5%	$30,269	$26,382	$3,887	15%
Senior housing—operating	16,770	19,418	(2,648)	-14%	34,242	35,732	(1,490)	-4%
Net lease—senior housing	14,483	14,407	76	1%	30,022	26,868	3,154	12%
Net lease—skilled nursing facilities	24,079	24,904	(825)	-3%	50,904	50,288	616	1%
Net lease—hospitals	4,806	5,375	(569)	-11%	9,729	10,370	(641)	-6%
Total NOI	$73,856	$78,512	$(4,656)	-6%	$155,166	$149,640	$5,526	4%
The $4.7 million or 6% decrease in NOI for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to sales of our non-core healthcare properties in late 2017 and early 2018, lower contractual rents and rental concessions granted in two skilled nursing portfolios, as well as higher bad debt expense in the second quarter of 2018.
NOI for the six months ended June 30, 2018 and 2017 are not directly comparable as the six months ended June 30, 2017 included only 80 days of activities post-Merger in the first quarter. After giving effect to the 10-day pre-Merger period in 2017, NOI decreased $2.7 million as a result of (i) sales of our non-core healthcare properties in late 2017 and early 2018, (ii) lower contractual rents and rental concessions granted in two skilled nursing portfolios and (iii) higher bad debt expense in the second quarter of 2018, all of which were partially offset by additional income from early lease termination in the first quarter of 2018.
Healthcare Portfolio
Our healthcare portfolio is located across 33 states domestically and 10% of our portfolio (based on property count) is in the United Kingdom.

The following table presents selected operating metrics of our healthcare segment as of and for the three months ended June 30, 2018 and 2017:

	Number of Buildings	Capacity		Average Occupancy(1)	Average Remaining Lease Term (Years)
2018
Medical office buildings	108	3.8 million	square feet	82.6%	N/A
Senior housing—operating	109	6,436	units	86.8%	N/A
Net lease—senior housing	83	4,153	units	82.3%	11.5
Net lease—skilled nursing facilities	99	11,829	beds	82.2%	6.4
Net lease—hospitals	14	872	beds	59.6%	10.8
Total	413
2017
Medical office buildings	113	4.0 million	square feet	84.0%	N/A
Senior housing—operating	109	6,436	units	86.7%	N/A
Net lease—senior housing	82	4,065	units	83.6%	11.3
Net lease—skilled nursing facilities	107	12,794	beds	83.4%	7.7
Net lease—hospitals	14	872	beds	63.4%	11.9
Total	425
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

Revenue mix of our healthcare portfolio weighted by NOI for the twelve months ended March 31, 2018 (as our operators report on a quarter lag) is as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	60%
Medicaid	30%
Medicare	10%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data, representing approximately 2% of revenues for the trailing twelve month period.
Industrial
Our industrial segment is composed primarily of light industrial assets. Our strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector.
Light industrial buildings are generally multi-tenant buildings up to 250,000 square feet with an office build out of less than 20%. They are typically located in supply constrained locations and are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms, by providing smaller industrial distribution spaces located closer to a company's customer base.
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
At June 30, 2018, we owned 37.2% of our industrial platform based on net asset value through our capital contributions of $749.2 million. Our ownership interest decreased from 41.5% at December 31, 2017 as we continued to expand our industrial platform through third party capital, with approximately $245 million of additional capital closed in the first six months of 2018, bringing the total third party capital to approximately $1.4 billion at June 30, 2018.
In May 2018, we increased the capacity on our line of credit from $200 million to $400 million. At June 30, 2018, our outstanding debt had a carrying value of $1.06 billion that is fixed at a weighted average rate of 3.83%, with a weighted average remaining maturity of 11.1 years.

Results of operations of our Industrial segment were as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$72,477	141,230
Net income attributable to Colony Capital, Inc.	810	2,088
The following table presents key balance sheet data of our Industrial segment:

(In thousands)	June 30, 2018
Real estate
Held for investment	$2,827,734
Held for sale	4,433
Debt	1,060,627
Net Operating Income
NOI generated by our industrial portfolio was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
NOI—Industrial	$49,078	$38,470	$10,608	27.6%	$93,712	$76,668	$17,044	22.2%
The increase in NOI between the three months ended June 30, 2018 and 2017 as well as the six months ended June 30, 2018 and 2017 was driven by strong tenant demand in the light industrial sector, resulting from a combination of growth in the size of our portfolio, higher tenant reimbursements as well as higher rental rates for both new leases and renewals. Average occupancy, however, decreased from 94.0% to 92.5%, in the three month periods and from 94.4% to 93.2% in the six month periods under comparison, driven in part by vacancy in newly acquired properties.
Industrial Portfolio
Our industrial portfolio is well-diversified with 47.5 million square feet and over 950 tenants across 20 major U.S. markets, with significant concentrations (by total square feet) in Dallas (16%) and Atlanta (14%).
We present and discuss below certain key metrics related to our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
June 30, 2018	392	47,497	92.9%	3.8
December 31, 2017	369	43,325	95.1%	3.7

•	At June 30, 2018, 76% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up 8% of our portfolio based on annualized base rent.

•
Total portfolio leased percentage declined from 95.1% at December 31, 2017 to 92.9% at June 30, 2018, driven in part by vacancy in new acquisitions. Notwithstanding, leasing activity and tenant demand continue to remain strong, with initial rental rates on new and renewal leases commencing in 2018 experiencing approximately 7% growth (on cash basis) compared to prior ending rents.

•	At June 30, 2018, no more than 17% of existing leases by square footage were scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in the six months ended June 30, 2018 are summarized below. We continually seek to sell less strategic assets and redeploy capital into high quality real estate in line with our strategy.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions (2)	25	4,398	80%	$434,649	NA	NA
Dispositions	2	226	NA	NA	$13,500	$—
_________

(1)	Purchase price includes capitalized transaction costs for asset acquisitions.

(2)	Includes acquisition of $11.0 million of land for co-development with operating partners.

•
As of June 30, 2018, we funded $2.0 million with remaining unfunded purchase commitment of $105.2 million for the acquisition of land and six buildings totaling approximately 786,000 square feet. Acquisition of five of the buildings closed in July 2018.

•	At June 30, 2018, one building in Colorado with carrying value of $4.4 million was held for sale. The building was sold in August 2018.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels. We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At June 30, 2018, we owned 94% of our Hospitality segment.
Results of operations of our Hospitality segment were as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$229,373	425,155
Net income (loss) attributable to Colony Capital, Inc.	5,767	(4,283)
The following table presents key balance sheet data of our Hospitality segment:

(In thousands)	June 30, 2018
Real estate
Held for investment	$3,842,354
Debt	2,568,635
In July 2018, we refinanced $512.0 million of debt principal in our hotel portfolio at prevailing market rates and extended their upcoming maturity to July 2020 with five one-year extension options. Additionally, we are in the process of extending the maturities on remaining debt in the hotel portfolio that are maturing in 2018.
EBITDA
EBITDA generated by our hospitality portfolio was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Select service	48,103	$45,244	$2,859	6.3%	$80,468	$76,442	$4,026	5.3%
Extended stay	33,549	32,231	1,318	4.1%	56,467	55,741	726	1.3%
Full service	4,326	4,216	110	2.6%	8,235	6,716	1,519	22.6%
Total	85,978	$81,691	$4,287	5.2%	$145,170	$138,899	$6,271	4.5%
EBITDA increased $4.3 million or 5.2% from the three months ended June 30, 2018 compared to the same period in 2017 as total rooms sold increased 1.8% and average occupancy also increased 1.8% from 78.2% to 79.6% and revenue per available room ("RevPAR") was 3.2% higher.
EBITDA for the six months ended June 30, 2018 and 2017 are not directly comparable as the six months ended June 30, 2017 included only 80 days of activities post-Merger in the first quarter. After giving effect to the 10-day pre-Merger period in 2017, EBITDA increased $2.3 million, which can be attributed to a 1.5% increase in average occupancy from 73.9% to 75.0% and a 2.3% increase in RevPAR.
The increase in EBITDA for both the three and six month periods under comparison resulted from a combination of higher corporate demand and benefits from room renovations, partially offset by higher salaries as well as food and beverage costs.
Hotel Portfolio
Our hotel portfolio is located across 26 states in the U.S, with concentrations (based on EBITDA) in California (21%), Texas (15%) and Florida (12%).

A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at June 30, 2018 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%
The following table presents selected operating metrics of our hotel portfolio:

	June 30,		Three Months Ended June 30,			Six Months Ended June 30,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	Average Occupancy	ADR (1)	RevPAR (2)
2018
Select service	97	13,193	77.7%	$127	$99	73.1%	$125	$91
Extended stay	66	7,936	82.9%	136	113	78.6%	133	104
Full service	4	962	77.3%	166	128	72.5%	173	126
Total	167	22,091	79.6%	132	105	75.0%	130	98
2017
Select service	97	13,193	75.8%	$125	$95	71.7%	$124	$89
Extended stay	66	7,936	81.7%	134	110	77.6%	132	103
Full service	4	962	80.6%	157	126	74.0%	161	119
Total	167	22,091	78.2%	130	102	73.9%	129	95
_________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
CLNC and Other Equity and Debt
CLNC
At June 30, 2018, we have a 36.6% interest (on a fully diluted basis) in Colony Credit with a carrying value of $1.1 billion. Our share of net income in Colony Credit was $5.4 million for the three months ended June 30, 2018 and $1.8 million for the six months ended June 30, 2018 with a loss recorded in the first quarter of 2018, as significant transaction costs were incurred in connection with the closing of the Combination.
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as indirect interests through unconsolidated ventures. Strategic investments include our approximately 11.0% interest in NRE as well as our co-investments alongside third party capital that we raised and manage for investment management economics in the form of real estate, loans receivable and investments in unconsolidated ventures. Non-strategic investments include net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments. Over time, we intend to recycle capital from non-strategic investments in our other equity and debt investments and shift our balance sheet exposure to strategic investments and our core real estate segments.

Our other equity and debt segment generated the following results of operations:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$190,950	$396,104
Net income attributable to Colony Capital, Inc.	31,333	80,442
Significant investments and corresponding debt in our other equity and debt portfolio at June 30, 2018 were as follows.

Type	Carrying Value (In thousands)
Real estate
Held for investment	$2,335,091
Held for sale	577,905
Investments in unconsolidated ventures
NRE	75,044
Third party private funds acquired through the Merger, at fair value	142,744
Other (1)	890,936
Loans receivable	1,715,273
CRE debt securities, at fair value	107,772
Debt (2)	2,293,958
_________

(1)	Significant investments include acquisition, development and construction loans ($183.8 million) and preferred equity investments ($364.6 million).

(2)
Includes $133.4 million of debt financing real estate held for sale. Excludes $195.6 million of debt that will be assumed by the buyer upon sale of the property holding entity and is separately classified as held for sale.

Significant activities in our other equity and debt segment in the six months ended June 30, 2018 were as follows:

•
Upon closing of the Combination on January 31, 2018, we contributed $1.9 billion of assets and $0.4 billion of liabilities or net equity of $1.1 billion (net of noncontrolling interests) from our other equity and debt segment to Colony Credit. This included certain of our U.S. commercial real estate loans, net lease properties, limited partnership interests in third party private funds as well as acquisition, development and construction loans accounted for as equity method investments, which represent transferable assets consistent with Colony Credit's strategy. In consideration for our contribution, we received common shares in Colony Credit and membership units in its operating subsidiary. As discussed in Note 4 to the consolidated financial statements, we deconsolidated the subsidiaries holding the contributed interests, resulting in the recognition of a gain of $9.9 million, measured as the excess of fair value over carrying value of our retained interests. At June 30, 2018, we hold a 36.6% interest (on a fully diluted basis) in Colony Credit.

•	In March 2018, we syndicated 30% of equity in our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•
In May 2018, we participated in the acquisition of an interest in a multinational European hospitality group, AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million, together with $469 million of third party capital raised and managed by us.

•	In June 2018, we syndicated to two third party investors 30% of equity in our subordinated loan financing a mixed use development in Southern California for $94.7 million.

•
In addition to the contribution of our interests in three of our sponsored securitization trusts to Colony Credit in January 2018, in the second quarter of 2018, we fully disposed of our interests in two of our sponsored securitization trusts, including a consolidated N-Star CDO, to third parties, resulting in a deconsolidated of these securitization trusts; while the underlying assets of the remaining consolidated N-Star CDO was liquidated. As of June 30, 2018, we no longer have any consolidated securitization trusts.

•
We have contracted to sell the majority of our investments in third party private funds acquired through the Merger, which had a total carrying value of $132.5 million as of June 30, 2018. The sale is expected to close in the third quarter of 2018.

•	We continue to monetize other non-strategic assets, primarily our loan portfolios and our real estate in Europe, in our efforts to streamline our business and redeploy capital to more strategic areas.

Investment Management
We manage capital on behalf of third party institutional and retail investors through private funds, traded and non-traded REITs and investment companies, which provide a stable stream of management fee income.
Our investment management platform allows us to raise private third party capital in partnership with our own balance sheet to further scale our core real estate segments and also allows us to pursue a balance sheet light strategy.
Results of operations of our Investment Management segment were as follows. Net loss recognized during the first half of 2018 was driven by a $139.0 million write-off of the NorthStar I and NorthStar II management contract intangible assets upon closing of the Combination, as well as write-off of the NorthStar trade name of $59.5 million in June 2018.

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues (1)	$49,543	92,064
Net loss attributable to Colony Capital, Inc.	(47,070)	(127,590)
__________

(1)
Includes $3.4 million and $7.6 million of cost reimbursement income from retail companies, NRE and Colony Credit for the three and six months ended June 30, 2018, which are recorded gross as income and expense in the results of operations.

Balance sheet investments of $232.5 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor of $11.7 million, interests in our sponsored non-traded REITs of $6.5 million, as well as interests in other asset managers.
Capital Raising and Assets Under Management
In the six months ended June 30, 2018, we raised $3.8 billion of third party capital commitments (including our pro rata share from equity method investments in third party asset managers of $0.2 billion), driven primarily by capital commitments of $2.5 billion from our co-sponsored digital real estate infrastructure vehicle and approximately $0.5 billion from our co-investment vehicle in a multinational European hospitality group, partially offset by continued asset sales.
Below is our total third party assets under management ("AUM") at June 30, 2018:

(In billions)	June 30, 2018	December 31, 2017
Third party AUM (1)	$28.2	$26.9
__________

(1)
Assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or incentives. AUM is based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle at June 30, 2018. AUM further includes a) uncalled capital commitments and b) the Company’s pro rata share of assets of investee's real estate investment management platform as presented and calculated by the investee.

The Company's third party AUM at June 30, 2018 increased $1.3 billion from December 31, 2017 as new capital was raised in 2018 primarily through our co-sponsored digital real estate infrastructure vehicle and our sponsored co-investment vehicle in a multinational European hospitality group, AccorInvest, the property arm of AccorHotels, partially offset by continued realization of investments by liquidating funds.

Below is a summary of our third party AUM at June 30, 2018:

Type	Products	Description	AUM (in billions)
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	$10.0
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.6
	NorthStar/RXR NY Metro (1)
	NorthStar Capital Income Fund
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	2.1
	Colony Credit Real Estate, Inc. (2)	NYSE-listed credit REIT	3.1
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from investments in unconsolidated ventures	9.4

Includes co-sponsored digital real estate infrastructure vehicle, investments in RXR Realty (27% interest in a real estate investor, developer and asset manager with AUM of $18 billion) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles with AUM of $3 billion)

			$28.2
__________

(1)	Fee income is shared between the Company and its co-advisor, RXR Realty.

(2)	Represents third party ownership share at June 30, 2018 of CLNC's pro rata share of total assets, excluding consolidated securitization trusts.
Significant Developments in the Investment Management Segment
Colony Credit—Upon closing of the Combination on January 31, 2018, our management contracts with NorthStar I and NorthStar II were terminated. Concurrently, we entered into a management agreement with Colony Credit. The management agreement provides for a base management fee of 1.5% per annum of Colony Credit's stockholders' equity (as defined in the management agreement) and incentive fees subject to the achievement of minimum return levels in accordance with terms set out in the management agreement, each payable quarterly in arrears in cash. The management agreement has an initial term of three years and will be automatically renewed for a one-year term thereafter unless earlier terminated.
Digital Colony Infrastructure Vehicle—In partnership with Digital Bridge, we closed on a new co-sponsored digital real estate infrastructure vehicle on February 28, 2018. As of August 6, 2018, total callable commitments of the vehicle was $3.3 billion, inclusive of our capital commitments which are capped at $250 million in aggregate as both limited partner and co-general partner. Fee income and carried interest will be shared with our co-sponsor, Digital Bridge.
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
Retail Distribution Business—On April 30, 2018, the Company combined NorthStar Securities, the Company's captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K, to form Colony S2K. Colony S2K will distribute both the current and future investment products sponsored by the Company and S2K as well as third party sponsored products.
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

	Three Months Ended June 30,
(In thousands)	2018	2017
Net income (loss) attributable to common stockholders	$(92,806)	$38,555
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	(5,728)	2,330
Real estate depreciation and amortization	140,599	135,421
Impairment of real estate	9,522	12,816
Gain on sales of real estate	(42,750)	(15,112)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(29,471)	(44,048)
FFO attributable to common interests in Operating Company and common stockholders	$(20,634)	$129,962
__________

(1)
For the three months ended June 30, 2018, adjustments attributable to noncontrolling interests in investment entities include $44.4 million of real estate depreciation and amortization, $5.6 million of impairment of real estate, offset by $20.5 million of gain on sales of real estate. For the three months ended June 30, 2017, adjustments attributable to noncontrolling interests in investment entities include $39.8 million of real estate depreciation and amortization, $9.8 million of impairment of real estate, offset by $5.6 million of gain on sales of real estate.

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

	Healthcare		Industrial		Hospitality
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Net income (loss) from continuing operations	$(20,080)	$(11,394)	$4,668	$9,072	$6,771	$5,750
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(1,580)	(8,385)	(2,554)	(1,150)	(6)	(13)
Interest income	—	—	(62)	—	—	—
Other income	—	—	—	—	(68)	—
Interest expense	45,179	47,844	10,856	7,934	36,494	35,884
Transaction, investment and servicing costs	3,110	1,566	60	26	3,546	3,049
Depreciation and amortization	38,229	49,577	32,482	25,804	35,925	33,508
Impairment loss	1,982	—	174	—	—	—
Compensation and administrative expense	2,196	2,003	3,416	2,733	1,598	2,385
Gain on sale of real estate	—	—	—	(8,695)	—	—
Other (gain) loss, net	4,465	(2,489)	—	—	162	219
Income tax (benefit) expense	355	(210)	38	2,746	1,556	909
NOI or EBITDA	$73,856	$78,512	$49,078	$38,470	$85,978	$81,691

	Healthcare		Industrial		Hospitality
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Income (loss) from continuing operations	$(32,614)	(20,660)	$10,989	9,591	$(5,115)	2,134
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(5,899)	(15,384)	(4,851)	(2,813)	(13)	(27)
Interest income	—	—	(594)	—	—	—
Other income	—	—	—	—	(556)	—
Interest expense	96,120	88,936	21,046	20,360	70,855	63,133
Transaction, investment and servicing costs	5,420	3,689	134	26	5,088	4,786
Depreciation and amortization	79,356	90,458	62,427	50,443	71,382	63,549
Impairment loss	5,762	—	174	—	—	—
Compensation and administrative expense	4,129	4,523	6,639	5,608	3,615	4,082
Gain on sale of real estate	—	—	(2,293)	(8,695)	—	—
Other (gain) loss, net	1,539	(3,954)	—	—	(161)	295
Income tax expense	1,353	2,032	41	2,148	75	947
NOI or EBITDA	$155,166	$149,640	$93,712	$76,668	$145,170	$138,899
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
Liquidity Needs
Commitments
Our commitments in connection with our investment activities and other activities are described in "—Contractual Obligations, Commitments and Contingencies."
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
Common Stock—Our board of directors declared the following dividends in 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 26, 2018	March 29, 2018	April 16, 2018	$0.11
May 8, 2018	June 29, 2018	July 16, 2018	0.11
August 2, 2018	September 28, 2018	October 15, 2018	0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding June 30, 2018 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		57,464	27,138
Series D (redemption pending)	8.5%	8,000	4,250	0.5312500
		65,464	$31,388

In May 2018, the Company issued a notice of redemption for all outstanding Series D preferred stock, with the redemption made in July 2018.
Common Stock Repurchases
On May 23, 2018, the Company's board of directors authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to $300 million of its outstanding class A common stock in a one-year period, either in the open market or through privately negotiated transactions. The May 2018 repurchase program is in addition to the $300 million share repurchase program the Company announced in February 2018, which program was completed in May 2018. During the six months ended June 30, 2018, the Company repurchased 54,813,323 shares of its class A common stock, at an aggregate cost of approximately $318.5 million (excluding commissions), or a weighted-average price of $5.81 per share. As of August 6, 2018, $281.5 million remained outstanding under the May 2018 stock repurchase program.
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
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 12 to the consolidated financial statements. Additionally, as discussed in Note 12, we currently expect to exercise our option to extend the maturity of the $100.5 million floating rate component of the $1.85 billion non-recourse mortgage debt on our healthcare portfolio to December 2019, by funding any required prepayment; however, there can be no assurances that we will do so. To the extent we do not exercise the extension option or repay the floating rate component, the December 2019 maturity date of the remaining $1.75 billion fixed rate component, would be accelerated. The Company is currently evaluating its options in connection with the December 2019 maturity of the fixed rate component.
Our ability to raise and access third party capital in our sponsored investment vehicles would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 12 to the consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of August 6, 2018, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which $1.0 billion was available to be drawn.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. We were in compliance with the financial covenants as of June 30, 2018.
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
There were no public offering of securities in the six months ended June 30, 2018.
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
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$211,380	$181,550
Investing activities	63,357	434,422
Financing activities	(782,477)	(213,024)
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
Our operating activities generated cash of $211.4 million and $181.6 million in the six months ended June 30, 2018 and 2017, respectively. However, our operating activities during the six months ended June 30, 2018 and 2017 are not directly comparable as the first ten days of 2017 include only the pre-Merger activities of Colony and do not incorporate the operating results of NSAM and NRF. Additionally, 2017 also reflected significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
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
Net cash provided by investing activities was $63.4 million and $434.4 million for the six months ended June 30, 2018 and 2017, respectively.
In the six months ended June 30, 2018, our loan and securities portfolio generated $225.6 million of net cash inflows, including $142.3 million of proceeds from the sale of our equity interests in two securitization trusts, net of cash and restricted cash deconsolidated. Additionally, we received $230.1 million of return of capital from our investments, with $142.3 million from our initial investment in a digital real estate infrastructure joint venture as we raised third party capital through a co-sponsored investment vehicle. These increases were partially offset by a contribution of $141.2 million of cash and restricted cash to Colony Credit as part of the Combination, additional contributions to our joint venture investments of $189.2 million as well as net cash outflow of $114.0 million for acquisitions of and additions to real estate, primarily in industrial, exceeding proceeds from sale of real estate.
The significantly higher net cash inflow from investing activities in the six months ended June 30, 2017 was driven by net proceeds of $500.5 million from the sale of our shares in Starwood Waypoint Homes and proceeds from the sale of various non-core real estate investments totaling $973.6 million, of which $664.4 million was from the sale of our manufactured housing portfolio acquired in the Merger. This was partially offset by cash outflow of $791.8 million for the acquisition of and additions to real estate as well as $202.2 million net cash outflows related to our loan and securities portfolio, including $549.7 million for the acquisition of a distressed loan portfolio in Ireland.
Additionally, in the six months ended June 30, 2017, although the Merger was completed in an all-stock exchange, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. Cash and restricted cash assumed of $437.4 million is presented net of these payments as an investing cash inflow in the consolidated statement of cash flows in the six months ended June 30, 2017.
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
Net cash used in financing activities was $782.5 million and $213.0 million for the six months ended June 30, 2018 and 2017, respectively. The significantly higher net cash outflows in the six months ended June 30, 2018 was driven by repurchases of our common stock for $319.0 million compared to $168.0 million in the same period in 2017. In both the six months ended June 30, 2018 and 2017, debt repayments and payment of financing costs exceeded borrowings by $324.9 million and $317.2 million, respectively. Additionally, in the six months ended June 30, 2017, net cash outflow was partially offset by $330 million of proceeds received from the sale of a minority interest in our healthcare platform.
Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2017, as filed with the SEC.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of June 30, 2018.
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

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. In order to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. In addition, the risk committee of our board of directors, in consultation with our chief risk officer, internal auditor and other senior management, will periodically review our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors will maintain oversight of financial reporting risk matters.
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
In order to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, and in order to maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of August 6, 2018, the termination value was approximately $66.9 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of August 6, 2018, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $161.1 million or unrealized loss of $182.7 million.
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
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held predominantly by our foreign subsidiaries and to a lesser extent, by U.S. subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. The types of hedging instruments that we may employ on our foreign subsidiary investments are forwards and costless collars (buying a protective put while writing an out-of the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts are generally structured with strike prices up to 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 10% of the original capital invested.
At June 30, 2018, we had approximately €507.3 million, £242.0 million and NOK 761.7 million or a total of $1,005.7 million, in net investments in our European subsidiaries and a £56.0 million or $74.0 million loan receivable held by a U.S subsidiary. A 1% change in these foreign currency rates would result in a $10.0 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.7 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at June 30, 2018, including notional amount and key terms, is included in Note 13 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2018, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2018, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of OP Units—Holders of OP units have the right to require the OP to redeem all of a portion of their OP units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In April 2018 and May 2018, in satisfaction of redemption requests by certain OP unit holders, we issued an aggregate of 1,486,529 shares of our class A common stock, of which:

•	472,686 shares of our class A common stock were issued to certain of our employees and to an entity controlled by certain of our employees;

•	629,449 shares of our class A common stock were issued to entities controlled by Thomas J. Barrack, Jr., the Company's Executive Chairman; and

•	384,394 shares of our class A common stock were issued to an educational institution and a non-profit organization.
In connection with the redemption of OP units by Mr. Barrack in April 2018, we issued 28,072 shares of our class A common stock to Mr. Barrack upon conversion of an equal number of shares of our class B common stock held by Mr. Barrack.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
On May 23, 2018, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. The May 2018 repurchase program is in addition to the $300 million share repurchase program the Company announced in February 2018, which program was completed in May 2018.
The following table presents information related to our purchases of the Company's class A common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
April 1, 2018 through April 30, 2018	5,910,690	$5.65	5,910,690	$20,602,685
May 1, 2018 through May 31, 2018	6,596,339	5.92	6,596,339	281,519,402
June 1, 2018 through June 30, 2018	—	N/A	N/A	281,519,402
Total	12,507,029	$5.79	12,507,029	$281,519,402
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1*	Articles of Amendment and Restatement of Colony Capital, Inc. (fka Colony NorthStar, Inc.), as amended
3.2
Articles Supplementary designating Colony Capital, Inc.'s (fka Colony NorthStar, Inc.) 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.3
Articles Supplementary designating Colony Capital, Inc.'s (fka Colony NorthStar, Inc.) 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

3.4	Amended and Restated Bylaws of Colony Capital, Inc. (fka Colony NorthStar, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
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
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

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
Dated: August 9, 2018

COLONY CAPITAL, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)