Form 10-Q
period 2018-09-30
Colony Capital, Inc.
filed 2018-11-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2018, 490,311,439 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

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

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$416,795	$921,822
Restricted cash	413,803	471,078
Real estate, net	13,958,524	14,464,258
Loans receivable, net ($0 and $45,423 at fair value, respectively)	1,784,491	3,223,762
Investments in unconsolidated ventures ($110,365 and $363,901 at fair value, respectively)	2,330,847	1,655,239
Securities, at fair value	139,028	383,942
Goodwill	1,534,561	1,534,561
Deferred leasing costs and intangible assets, net	563,712	852,872
Assets held for sale ($76,683 and $49,498 at fair value, respectively)	638,151	781,630
Other assets ($22,358 and $10,152 at fair value, respectively)	483,519	444,968
Due from affiliates	41,849	51,518
Total assets	$22,305,280	$24,785,650
Liabilities
Debt, net ($0 and $44,542 at fair value, respectively)	$9,867,976	$10,827,810
Accrued and other liabilities ($77,990 and $212,267 at fair value, respectively)	642,902	898,161
Intangible liabilities, net	167,270	191,109
Liabilities related to assets held for sale	50,625	273,298
Due to affiliates ($0 and $20,650 at fair value, respectively)	—	23,534
Dividends and distributions payable	84,604	188,202
Total liabilities	10,813,377	12,402,114
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	34,389	34,144
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 and $1,636,605 liquidation preference, respectively; 250,000 shares authorized; 57,464 and 65,464 shares issued and outstanding, respectively	1,407,495	1,606,966
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 490,319 and 542,599 shares issued and outstanding, respectively	4,904	5,426
Class B, 1,000 shares authorized; 734 and 736 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,618,518	7,913,622
Distributions in excess of earnings	(1,567,662)	(1,165,412)
Accumulated other comprehensive income	17,732	47,316
Total stockholders’ equity	7,480,994	8,407,925
Noncontrolling interests in investment entities	3,590,546	3,539,072
Noncontrolling interests in Operating Company	385,974	402,395
Total equity	11,457,514	12,349,392
Total liabilities, redeemable noncontrolling interests and equity	$22,305,280	$24,785,650

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

The following table presents the assets and liabilities of securitization vehicles (as of December 31, 2017 only) and an investment fund consolidated as a variable interest entity for which the Company is determined to be the primary beneficiary. At September 30, 2018, there were no consolidated securitization vehicles as our interests in these securitization vehicles have either been contributed to Colony Credit in the Combination or sold to third parties, resulting in a deconsolidation, or the underlying assets of the securitization trust has been liquidated (see Note 15).

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash	$10,331	$10,969
Restricted cash	—	40,084
Loans receivable, net	—	546,306
Securities	40,499	250,526
Real estate, net	—	8,073
Other assets	119	13,671
Total assets	$50,949	$869,629
Liabilities
Debt, net	$—	$348,250
Other liabilities	—	31,299
Total liabilities	$—	$379,549

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Property operating income	$567,981	$613,665	$1,713,349	$1,541,050
Interest income	59,990	106,479	168,027	333,286
Fee income ($34,732, $50,295, $110,961 and $140,983 from affiliates, respectively)	35,055	59,693	111,821	167,262
Other income ($8,776, $5,966, $25,663 and $19,642 from affiliates, respectively)	11,743	10,016	37,835	34,792
Total revenues	674,769	789,853	2,031,032	2,076,390
Expenses
Property operating expense	307,795	332,006	934,239	802,072
Interest expense	145,117	152,054	447,315	418,592
Investment and servicing expense	11,117	18,421	55,721	43,968
Transaction costs	228	4,636	3,585	94,416
Placement fees	5,184	—	6,477	2,398
Depreciation and amortization	145,310	162,694	427,911	453,225
Provision for loan loss	7,825	5,116	27,133	12,907
Impairment loss	76,497	24,073	299,729	45,353
Compensation expense	46,726	85,022	151,369	257,599
Administrative expenses	23,278	26,502	72,638	80,163
Total expenses	769,077	810,524	2,426,117	2,210,693
Other income (loss)
Gain on sale of real estate	35,120	72,541	96,266	96,701
Other gain (loss), net	29,677	(8,822)	133,731	(7,291)
Earnings from investments in unconsolidated ventures	13,798	17,447	47,938	253,833
Income (loss) before income taxes	(15,713)	60,495	(117,150)	208,940
Income tax benefit	1,767	10,613	35,159	6,990
Income (loss) from continuing operations	(13,946)	71,108	(81,991)	215,930
Income (loss) from discontinued operations	—	1,481	(102)	14,041
Net income (loss)	(13,946)	72,589	(82,093)	229,971
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	865	1,678	2,042	3,015
Investment entities	32,382	36,906	79,904	87,765
Operating Company	(4,403)	97	(14,509)	1,344
Net income (loss) attributable to Colony Capital, Inc.	(42,790)	33,908	(149,530)	137,847
Preferred stock redemption (Note 16)	—	(918)	(3,995)	4,530
Preferred stock dividends	27,185	33,176	89,960	98,328
Net income (loss) attributable to common stockholders	$(69,975)	$1,650	$(235,495)	$34,989
Basic earnings (loss) per share
Income (loss) from continuing operations per basic common share	$(0.15)	$0.00	$(0.47)	$0.03
Net income (loss) per basic common share	$(0.15)	$0.00	$(0.47)	$0.05
Diluted earnings (loss) per share
Income (loss) from continuing operations per diluted common share	$(0.15)	$0.00	$(0.47)	$0.03
Net income (loss) per diluted common share	$(0.15)	$0.00	$(0.47)	$0.05
Weighted average number of shares
Basic	484,754	542,855	501,202	531,251
Diluted	484,754	542,855	501,202	531,251
Dividends declared per common share (Note 16)	$0.11	$0.27	$0.33	$0.81
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(13,946)	$72,589	$(82,093)	$229,971
Other comprehensive income (loss):
Other comprehensive income (loss) from investments in unconsolidated ventures, net	(2,373)	3,283	(275)	3,888
Net change in fair value of available-for-sale debt securities	441	(4,357)	(18,645)	(699)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	(14,792)	61,306	(41,441)	196,379
Change in fair value of net investment hedges	1,244	(19,822)	14,803	(64,916)
Net foreign currency translation adjustments	(13,548)	41,484	(26,638)	131,463
Other comprehensive income (loss)	(15,480)	40,410	(45,558)	134,652
Comprehensive income (loss)	(29,426)	112,999	(127,651)	364,623
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	865	1,678	2,042	3,015
Investment entities	23,340	57,286	65,280	165,827
Operating Company	(4,681)	1,014	(16,225)	4,555
Comprehensive income (loss) attributable to stockholders	$(48,950)	$53,021	$(178,748)	$191,226

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	607,200	1,672	2,443,100	(246,064)	(32,109)	2,773,799	2,453,938	389,190	5,616,927
Net income	—	—	—	137,847	—	137,847	87,765	1,344	226,956
Other comprehensive income	—	—	—	—	53,379	53,379	78,062	3,211	134,652
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	505,685	8,162	513,847
Issuance of Cumulative Redeemable Perpetual Preferred Stock	660,000	—	—	—	—	660,000	—	—	660,000
Offering costs	(21,870)	—	—	—	—	(21,870)	—	—	(21,870)
Redemption of preferred stock	(635,785)	—	—	—	—	(635,785)	—	—	(635,785)
Common stock repurchases	—	(173)	(224,439)	—	—	(224,612)	—	—	(224,612)
Equity-based compensation	—	81	74,655	—	—	74,736	—	37,045	111,781
Redemption of OP Units for cash and class A common stock	—	17	22,771	—	—	22,788	—	(27,873)	(5,085)
Exchange of notes for Class A common stock	—	2	2,966	—	—	2,968	—	—	2,968
Shares canceled for tax withholdings on vested stock awards	—	(4)	(5,664)	—	—	(5,668)	—	—	(5,668)
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Deconsolidation of investment entity	—	—	—	—	—	—	(4,000)	—	(4,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,087,717	—	1,087,717
Distributions to noncontrolling interests	—	—	—	—	—	—	(601,476)	(26,667)	(628,143)
Preferred stock dividends	—	—	—	(105,375)	—	(105,375)	—	—	(105,375)
Common stock dividends declared ($0.81 per share; Note 16)	—	—	—	(436,543)	—	(436,543)	—	—	(436,543)
Reallocation of equity (Note 2 and 17)	—	—	(69,329)	—	4,561	(64,768)	19,662	45,106	—
Balance at September 30, 2017	$1,606,996	$5,486	$7,947,994	$(650,135)	$25,831	$8,936,172	$3,627,353	$429,518	$12,993,043

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(149,530)	—	(149,530)	79,904	(14,509)	(84,135)
Other comprehensive loss	—	—	—	—	(29,218)	(29,218)	(14,624)	(1,716)	(45,558)
Redemption of preferred stock (Note 16)	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(548)	(318,481)	—	—	(319,029)	—	—	(319,029)
Redemption of OP Units for cash and class A common stock	—	20	28,884	—	—	28,904	—	(33,734)	(4,830)
Equity-based compensation	—	34	27,987	—	—	28,021	312	1,414	29,747
Shares canceled for tax withholdings on vested stock awards	—	(29)	(32,021)	—	—	(32,050)	—	—	(32,050)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
OP Unit and common stock issuance—contingent consideration	—	1	—	—	—	1	—	24,608	24,609
Deconsolidation of investment entities (Note 4)	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	690,830	—	690,830
Distributions to noncontrolling interests	—	—	—	—	—	—	(345,144)	(10,346)	(355,490)
Preferred stock dividends	—	—	—	(87,882)	—	(87,882)	—	—	(87,882)
Common stock dividends declared ($0.33 per share)	—	—	—	(163,820)	—	(163,820)	—	—	(163,820)
Reallocation of equity (Notes 2 and 17)	—	—	(13,483)	—	(164)	(13,647)	(28,824)	17,862	(24,609)
Balance at September 30, 2018	$1,407,495	$4,911	$7,618,518	$(1,567,662)	$17,732	$7,480,994	$3,590,546	$385,974	$11,457,514

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(82,093)	$229,971
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(21,184)	(50,542)
Paid-in-kind interest added to loan principal, net of interest received	(25,529)	(26,492)
Straight-line rents	(22,123)	(25,633)
Amortization of above- and below-market lease values, net	(4,748)	(6,976)
Amortization of deferred financing costs and debt discount and premium	69,314	59,774
Earnings from investments in unconsolidated ventures	(47,938)	(253,833)
Distributions of income from equity method investments	57,466	50,523
Provision for loan losses	27,133	12,907
Allowance for doubtful accounts	25,201	11,826
Impairment of real estate and intangibles	299,729	45,353
Depreciation and amortization	427,911	453,225
Equity-based compensation	30,123	111,304
Change in fair value of contingent consideration—Internalization	(1,730)	(14,340)
Gain on sales of real estate, net	(96,266)	(94,593)
Deferred income tax benefit	(50,960)	(21,511)
Payment of cash collateral on derivative	—	(5,415)
Other (gain) loss, net	(132,001)	21,631
Increase in other assets and due from affiliates	(49,887)	(45,673)
Decrease in accrued and other liabilities and due to affiliates	(8,334)	(50,702)
Other adjustments, net	(785)	5,273
Net cash provided by operating activities	393,299	406,077
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(210,176)	(364,820)
Return of capital from investments in unconsolidated ventures	260,603	166,173
Acquisition of loans receivable and securities	(99,656)	(559,335)
Cash and restricted cash assumed in Merger, net of payments for merger-related liabilities (Note 3)	—	132,377
Net disbursements on originated loans	(274,999)	(283,696)
Repayments of loans receivable	112,469	522,321
Proceeds from sales of loans receivable and securities	158,714	141,573
Cash receipts in excess of accretion on purchased credit-impaired loans	135,457	240,179
Acquisition of and additions to real estate, related intangibles and leasing commissions	(747,874)	(1,194,244)
Proceeds from sales of real estate, net of debt assumed by buyers	584,569	1,340,059
Proceeds from paydown and maturity of securities	41,885	91,780
Cash and restricted cash contributed to Colony Credit (Note 4)	(141,153)	—
Proceeds from sale of investments in unconsolidated ventures (Notes 7 and 22)	229,261	553,327
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 15)	142,270	—
Proceeds from syndication of investment, net of cash and restricted cash deconsolidated	—	135,297
Cash and restricted cash assumed from consolidation of sponsored fund (Note 14)	—	6,685
Acquisition of CPI, net of cash and restricted cash acquired (Note 3)	—	(23,111)
Acquisition of THL Hotel Portfolio, net of cash and restricted cash acquired (Note 3)	—	(8,976)
Investment deposits	(95,573)	(2,934)
Net payments on settlement of derivative instruments	(14,014)	(3,065)
Other investing activities, net	199	(12,918)
Net cash provided by investing activities	81,982	876,672

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$638,130
Dividends paid to preferred stockholders	(93,565)	(99,954)
Dividends paid to common stockholders	(256,504)	(333,896)
Repurchase of common stock	(319,029)	(224,612)
Borrowings from corporate credit facility	685,000	780,000
Repayment of borrowings from corporate credit facility	(735,000)	(1,202,600)
Borrowings from secured debt	1,179,677	3,196,554
Repayments of secured debt	(1,569,471)	(3,301,110)
Settlement of call spread option	—	6,900
Payment of deferred financing costs	(19,838)	(64,439)
Contributions from noncontrolling interests	707,823	1,087,119
Distributions to and redemptions of noncontrolling interests	(371,290)	(629,876)
Redemption of preferred stock	(200,000)	(313,667)
Shares canceled for tax withholdings on vested stock awards	(32,050)	(5,837)
Redemption of OP Units for cash	(4,830)	(5,085)
Repurchase of exchangeable senior notes	—	(15,455)
Other financing activities, net	(188)	(6,765)
Net cash used in financing activities	(1,029,265)	(494,593)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6,892)	10,588
Net increase (decrease) in cash, cash equivalents and restricted cash	(560,876)	798,744
Cash, cash equivalents and restricted cash, beginning of period	1,393,920	497,886
Cash, cash equivalents and restricted cash, end of period	$833,044	$1,296,630

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$921,822	$376,005
Restricted cash	471,078	111,959
Restricted cash included in assets held for sale	1,020	9,922
Total cash, cash equivalents and restricted cash, beginning of period	$1,393,920	$497,886

End of the period
Cash and cash equivalents	$416,795	$877,928
Restricted cash	413,803	394,052
Cash and restricted cash included in assets held for sale	2,446	24,650
Total cash, cash equivalents and restricted cash, end of period	$833,044	$1,296,630

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
1. Business and Organization
Colony Capital, Inc. (the "Company") is a leading global investment management firm with approximately $44 billion of assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe Corp. (NYSE: NRE) which are externally managed by subsidiaries of the Company; and (c) various other equity and debt investments.
The Company was organized in May 2016 as a Maryland corporation, and elected to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017. Effective June 25, 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol on the NYSE from "CLNS" to "CLNY."
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”). At September 30, 2018, the Company owned approximately 94.0% of the OP, as its sole managing member. The remaining 6.0% is owned primarily by certain employees of the Company as noncontrolling interests.
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
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. Prior to the adoption of the revenue standard, a portion of asset management fees was recognized upon closing of an investment, with remaining fees deferred and recognized over the estimated life of each investment. Under the new guidance, the Company determined that the underlying service of managing the investments of the funds consists of a series of distinct services satisfied over time, for which revenue should be recognized ratably over the estimated life of each investment. As a result of the change in revenue recognition under the new standard, the Company recorded a cumulative impact of approximately $1.6 million as a decrease to retained earnings and an increase to deferred income liability on January 1, 2018. The impact of the change in revenue recognition for the three and nine months ended September 30, 2018 was an increase to asset management fees of $0.2 million and $0.6 million, respectively.
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
The Company adopted this standard on January 1, 2018, concurrent with the adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard did not have an impact on the Company's financial statements. There were no sales of partial interests in real estate assets in the nine months ended September 30, 2018 or for the year ended December 31, 2017.
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

	Nine Months Ended September 30, 2017
(In thousands)	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$385,493	$406,077
Net cash provided by investing activities	607,710	876,672
Net cash used in financing activities	(478,377)	(494,593)
The increase in net cash provided by investing activities is primarily due to loan repayment proceeds held in restricted cash accounts and restricted cash assumed in the Merger and loans restructured into equity (Note 3), which were previously reported as noncash investing activities.
Share-Based Payments—In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring nonemployee awards based on fair value of the equity instrument issued, rather than on fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified nonemployee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For nonemployee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and nonemployee awards. The accounting model for nonemployee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for nonemployee awards continues to be recognized in the same period and in the same manner (i.e., capitalize or expense) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified nonemployee awards where a measurement date has not been established by the adoption date and unsettled liability-classified nonemployee awards. If the cost of a nonemployee award has been included in completed assets (such as finished goods inventory or fixed assets that have begun to be depreciated), the cost basis of those assets will not be remeasured. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU No. 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company early adopted this standard on July 1, 2018. The adoption did not have an impact on the Company's financial statements.
Future Application of Accounting Standards
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet as a right of use asset and a corresponding liability for future lease obligations, and to a lesser extent, making targeted changes to lessor accounting. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by both lessor and lessee.
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
The Company will adopt the new lease standard on its effective date of January 1, 2019 and will adopt the package of practical expedients as well as the transition option. As a result, the Company will apply the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. Comparative periods presented will not be restated upon adoption. Similarly, new disclosures under the standard will be made for periods beginning January 1, 2019, and not for comparative periods. In addition, the Company will make an accounting policy election to treat the lease and non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease.
The Company is in the process of aggregating and evaluating its leasing arrangements, and implementing a lease module in its accounting system to address the new accounting model for leases, including any transition adjustments. The most significant change to the Company, as lessee, will be the gross-up of a right of use asset and lease liability on its balance sheet for office leases and ground leases, for which the future contractual lease payment obligations as of December 31, 2017 were $74.2 million and $172.2 million (excluding leases related to net lease properties contributed to Colony Credit on January 31, 2018), respectively. The effect of the new standard to the Company, as lessor, is not expected to have a material effect on its financial condition or results of operations.
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
Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted in an interim period for which financial statements have not been issued, and may be made only to provisions that eliminate or modify existing disclosures. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party's interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance on its financial statements.

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
NSAM and NRF equity awards outstanding on the Closing Date that did not vest upon consummation of the Merger were assumed by the Company through the conversion of such equity awards into comparable equity awards of the Company with substantially the same vesting terms pre-Merger. The portion of the replacement awards attributable to pre-

Merger services was deemed part of the merger consideration, while the portion attributable to post-Merger services is recognized prospectively as compensation expense of the Company in the post-Merger period.
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

The following table summarizes the consideration and the final allocation to assets acquired and liabilities assumed. The estimated fair values and allocation were subject to retrospective adjustments during the measurement period, not to exceed twelve months, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. During the six months ended June 30, 2018, adjustments were made to the allocation of values among real estate held for sale, real estate held for investment, intangible assets and intangible liabilities. Included in the consolidated statement of operations for the six months ended June 30, 2018 was a $1.8 million decrease to depreciation expense and an immaterial increase to ground lease expense to reflect the effects of the measurement period adjustments as of the acquisition date on July 1, 2017.

(In thousands)	Final Amounts at June 30, 2018
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932
Cash	43,643
Contingent consideration (Note 14)	6,771
Total consideration	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188
Real estate	1,184,447
Real estate held for sale	69,676
Intangible and other assets	45,190
Debt	(907,867)
Intangible and other liabilities	(46,288)
Fair value of net assets acquired	$361,346
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

The Company's real estate, including foreclosed properties, was as follows:

(In thousands)	September 30, 2018	December 31, 2017
Land	$2,291,003	$2,011,794
Buildings and improvements	11,871,767	12,403,794
Tenant improvements	137,404	134,709
Furniture, fixtures and equipment	392,114	383,855
Construction in progress	136,441	108,403
	14,828,729	15,042,555
Less: Accumulated depreciation	(870,205)	(578,297)
Real estate assets, net	$13,958,524	$14,464,258
Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Proceeds from sales of real estate	$156,007	$366,456	$584,569	$1,340,059
Gain on sale of real estate	35,120	72,541	96,266	96,701
Real estate sold or classified as held for sale during the three and nine months ended September 30, 2018 and 2017 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio in 2017 that was acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition in July 2017, as discussed in Note 18.
Real estate held for sale is presented in Note 10.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Nine Months Ended September 30, 2018
Asset Acquisitions(2)
September	Healthcare—United Kingdom(3)	1	$24,444	$10,506	$12,458	$1,480	$—
Various	Industrial—Various in U.S.(4)	40	569,167	131,060	412,900	30,183	(4,975)
			$593,611	$141,566	$425,358	$31,663	$(4,975)
Year Ended Ended December 31, 2017
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—Los Angeles, CA (5)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)	Useful life of real estate acquired in 2018 is 11 to 44 years for buildings, 8 to 14 years for site improvements, 3 to 10 years for tenant improvements and 2 to 10 years for lease intangibles.

(3)	Net leased senior housing acquired pursuant to a purchase option under the Company's development facility to the healthcare operator at a purchase price equivalent to the outstanding loan balance.

(4)	Includes acquisition of $12.8 million of land for co-development with operating partners.

(5)
In September 2017, 90% of equity in the property holding entity was syndicated to third party investors. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The interest retained by the Company is reflected as an equity method investment.

Depreciation and Impairment
Depreciation expense on real estate was $122.0 million and $121.7 million for the three months ended September 30, 2018 and 2017, respectively, and $354.0 million and $328.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Refer to Note 14 for discussion of impairment on real estate.
Property Operating Income
The components of property operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Rental income	$185,848	$172,846	$501,765	$491,459
Tenant reimbursements	34,646	36,764	109,818	102,533
Resident fee income (1)	35,501	75,882	173,921	216,414
Hotel operating income	311,986	328,173	927,845	730,644
	$567,981	$613,665	$1,713,349	$1,541,050
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) allow us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Commitments and Contractual Obligations
Purchase Commitments—At September 30, 2018, the Company had funded aggregate deposits of $4.5 million with remaining unfunded purchase commitments totaling $137.8 million for the acquisition of five buildings in the industrial segment, of which two are under construction. The Company also funded a deposit of $48.9 million with remaining unfunded purchase commitment of $419.7 million for the acquisition of a commercial real estate portfolio in France alongside its sponsored credit fund.
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
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $2.1 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $5.9 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively.

6. Loans Receivable
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, including $1.29 billion of loans receivable.
The following table provides a summary of the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	September 30, 2018				December 31, 2017
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$714,375	$731,633	10.2%	3.1	$1,081,030	$1,082,513	9.1%	2.8
Securitized loans (1)	—	—	—%	N/A	35,566	36,603	5.9%	16.8
Mezzanine loans	336,313	332,439	12.5%	1.7	459,433	456,463	12.2%	2.3
Corporate loans	111,425	110,925	8.8%	7.6	46,840	46,592	9.9%	10.0
	1,162,113	1,174,997			1,622,869	1,622,171
Variable rate
Mortgage loans	199,949	200,836	4.1%	0.2	414,428	423,199	6.0%	1.7
Securitized loans (1)	—	—	—%	N/A	461,489	462,203	6.4%	3.5
Mezzanine loans	12,324	12,054	13.1%	2.9	34,391	34,279	9.8%	1.3
	212,273	212,890			910,308	919,681
	1,374,386	1,387,887			2,533,177	2,541,852
PCI Loans
Mortgage loans	1,436,574	434,844			1,865,423	682,125
Securitized loans	—	—			23,298	3,400
Mezzanine loans	7,425	3,671			7,425	3,671
	1,443,999	438,515			1,896,146	689,196
Allowance for loan losses		(41,911)				(52,709)
	2,818,385	1,784,491			4,429,323	3,178,339
Loans at fair value
Securitized loans (2)	—	—			72,511	45,423
Total loans receivable	$2,818,385	$1,784,491			$4,501,834	$3,223,762
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

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
September 30, 2018	$1,182,285	$—	$84,369	$121,233	$1,387,887
December 31, 2017	2,268,599	145,986	9,410	117,857	2,541,852

Troubled Debt Restructuring
During the nine months ended September 30, 2018 and 2017, there were no loans modified as TDRs, in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At September 30, 2018 and December 31, 2017, carrying value of existing TDR loans before allowance for loan losses was $37.8 million and $66.4 million, respectively. These TDR loans were not in default post-modification. As of September 30, 2018, the Company has no additional commitments to lend to borrowers with TDR loans.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
September 30, 2018	$297,761	$75,944	$223,275	$299,219	$3,697
December 31, 2017	383,594	138,136	248,759	386,895	7,424
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Average carrying value before allowance for loan losses	$296,178	$201,600	$284,794	$156,450
Total interest income recognized during the period impaired	2,992	2,546	4,300	4,343
Cash basis interest income recognized	1,190	—	1,190	—
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
There were no PCI loans acquired in the nine months ended September 30, 2018.
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Beginning accretable yield	$42,435	$52,572
Additions	—	23,594
Dispositions	(5,400)	—
Changes in accretable yield	3,407	26,008
Accretion recognized in earnings	(24,250)	(46,426)
Deconsolidation	(991)	—
Effect of changes in foreign exchange rates	(223)	2,217
Ending accretable yield	$14,978	$57,965
The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $179.6 million at September 30, 2018 and $196.5 million at December 31, 2017, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
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
The allowance for loan losses and related carrying values of loans held for investment, excluding loans carried at fair value, were as follows:

	September 30, 2018		December 31, 2017
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$3,697	$75,944	$7,424	$138,136
PCI loans	38,214	103,558	45,285	169,789
	$41,911	$179,502	$52,709	$307,925
Changes in allowance for loan losses is presented below:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Allowance for loan losses at January 1	$52,709	$67,980
Contribution to Colony Credit (Note 4)	(518)	—
Deconsolidation	(5,983)	—
Provision for loan losses, net	27,133	12,907
Charge-off	(31,430)	(31,256)
Allowance for loan losses at September 30	$41,911	$49,631

Provision for loan losses by loan type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Non-PCI loans	$214	$3,965	$7,950	$6,890
PCI loans (1)	7,611	1,151	19,183	6,017
Total provision for loan losses, net	$7,825	$5,116	$27,133	$12,907
__________

(1)
Net of recoveries in provision for loan losses on PCI loans of $0.6 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2018, total unfunded lending commitments was $236.3 million, of which the Company's share was $87.3 million, net of amounts attributable to noncontrolling interests.
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
The Company's investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected, as follows:

(In thousands)	September 30, 2018	December 31, 2017
Equity method investments
Investment ventures	$2,102,606	$1,297,180
Private funds	116,310	229,874
	2,218,916	1,527,054
Other equity investments
Investment ventures	89,129	89,261
Private funds and retail companies	22,802	38,924
	111,931	128,185
	$2,330,847	$1,655,239
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

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at September 30, 2018 (1)	Carrying Value at
Investments	Description			September 30, 2018	December 31, 2017
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.6%	$1,107,168	$—
NorthStar Realty Europe Corp	Common equity in publicly traded equity REIT managed by the Company	(2)	11.3%	73,775	73,578
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	97,044	105,082
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	354,091	440,704
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	198,441	331,268
Private funds	General partner and/or limited partner interests in private funds		Various	109,651	25,101
Other investment ventures	Interests in 17 investments, each with no more than $65 million carrying value at September 30, 2018		Various	197,563	187,420
Fair value option	Interests in initial stage or real estate development ventures and limited partnership interests in private funds		Various	81,183	363,901
				$2,218,916	$1,527,054
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
Sale of Investments—In 2017, the Company had an investment in the single family residential business through its equity method investee, Starwood Waypoint Homes (formerly, Colony Starwood Homes). The Company monetized its investment through a sale of all of its shares in Starwood Waypoint Homes in March 2017 and June 2017 for total net proceeds of $500.5 million and recognized a gain of $191.2 million in aggregate, included in earnings from investments in unconsolidated ventures.
Impairment—During the nine months ended September 30, 2018, the Company assessed that certain equity method investments were other-than-temporarily impaired and recorded aggregate impairment of $22.1 million in earnings from investments in unconsolidated ventures. In making this assessment, the Company considered, among others, offer prices on the Company's investment, expected payoffs from sales of the underlying business of the investments and estimated enterprise value of the investment.
As discussed in Note 4, the Company had measured its interest in Colony Credit based upon its proportionate share of Colony Credit's fair value at the closing date of the Combination. Colony Credit’s class A common stock traded between $17.66 and $23.23 per share since it began trading on the NYSE, and closed at $21.99 per share on September 28, 2018, the last trading day of the third quarter. At September 30, 2018, the carrying value of the Company's investment in Colony Credit was $23.10 per share. As of September 30, 2018, the Company has assessed that its investment in Colony Credit was not other-than-temporarily impaired as the Company believes that the carrying value of its investment in Colony Credit is recoverable in the near term. If Colony Credit's common stock continues to trade below the Company's carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
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
Retail Companies—At September 30, 2018, the Company has an immaterial interest in its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") for which the Company applies the NAV practical expedient (see Note 14). In August 2018, the board of directors of another sponsored non-traded REIT, NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro"), approved a plan of liquidation of NorthStar/RXR NY Metro, which plan was subsequently approved by its stockholders. The liquidation was completed in October 2018, whereby the Company, together with its co-sponsor, RXR Realty LLC, had their shares redeemed for $0.01 per share, effectively forfeiting their investments. As a result, the Company wrote off its $1.5 million investment in NorthStar/RXR NY Metro in the third quarter of 2018.
Private Funds—This represents a limited partnership interest in a third party private fund sponsored by an equity method investee for which the Company elected the NAV practical expedient (see Note 14).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At September 30, 2018, the Company’s share of these commitments was $52.2 million.
Additionally, as of September 30, 2018, the Company had funded a deposit of $21.3 million with remaining unfunded commitment of $247.4 million to a joint venture for its acquisition of a freehold land for development in Ireland, alongside the Company's sponsored credit fund and Colony Credit. The Company's share of unfunded commitment, net of amounts attributable to noncontrolling interests, was $64.8 million.
Private Funds—At September 30, 2018, the Company had unfunded commitments of $328.3 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.

8. Securities
The following table summarizes the Company's investment in debt securities classified as available-for-sale ("AFS") as well as equity and debt securities held by consolidated funds that are accounted for at fair value through earnings.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2018
Available-for-sale debt securities:
N-Star CDO bonds	$67,491	$1,673	$(5,019)	$64,145
CMBS and other securities (1)	85	122	—	207
	67,576	1,795	(5,019)	64,352
Securities of consolidated funds:
CMBS				31,149
Equity securities				43,527
				74,676
				$139,028
December 31, 2017
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (2):
CMBS	$144,476	$3,999	$(530)	$147,945
Other securities (3)	61,302	5,994	(313)	66,983
N-Star CDO bonds	88,374	2,778	(219)	90,933
CMBS and other securities (1)	13,829	3,739	(186)	17,382
	307,981	16,510	(1,248)	323,243
Securities of consolidated funds:
CMBS				25,099
Equity securities				35,600
				60,699
				$383,942
__________

(1)	Other securities include a trust preferred security and certain investments in other third party CDO bonds.
(2) Carrying value of CDO bonds in consolidated N-Star CDOs was $215.5 million at December 31, 2017.
(3) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.
N-Star CDOs and N-Star CDO Bonds—The Company acquired, upon the Merger, NRF's legacy CDOs. NRF had sponsored collateralized debt obligations ("CDOs"), collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs were consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs. At September 30, 2018, the Company no longer has any consolidated CDOs as the remaining assets of one CDO was liquidated, and the Company sold all of its interest in another CDO which resulted in the deconsolidation of that CDO. A gain of $10.9 million was recorded upon deconsolidation, included in other gain on the consolidated statement of operations.
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
At September 30, 2018, the contractual maturities of CRE securities ranged from eight years to 42 years. The expected maturity, on a weighted average basis, is five years.

Securities of Consolidated Funds—These are CMBS and publicly traded equity securities held by a consolidated investment company and publicly traded equity securities held by a consolidated private open-end fund. These equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Disposition of Securities
Realized gains (losses) from sale of securities are recorded in other gain (loss), as follows. There were no sales of debt securities in the three months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Available-for-sale debt securities:
Proceeds from sale	$—	$—	$78,197	$24,788
Gross realized gain	—	—	11,304	567
Gross realized (loss)	—	—	(592)	—
Securities of consolidated funds:
Realized gain (loss), net
Equity securities	890	(86)	855	(86)
Impairment of AFS Debt Securities
The following table presents AFS debt securities in a gross unrealized loss position:

	September 30, 2018		December 31, 2017
	Less Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$—	$—	$2,229	$(530)
Other securities	—	—	8,218	(313)
N-Star CDO bonds	54,459	(5,019)	13,392	(219)
CMBS and other securities	—	—	12,956	(186)
	$54,459	$(5,019)	$36,795	$(1,248)
At September 30, 2018 and December 31, 2017, there were no AFS debt securities in an unrealized loss position for more than 12 months.
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
The Company recorded $7.2 million of OTTI loss in other gain (loss) for the nine months ended September 30, 2018, and $7.2 million and $7.9 million of OTTI loss for the three and nine months ended September 30, 2017, respectively. There was no OTTI loss in the three months ended September 30, 2018. The OTTI loss in prior periods was due to an adverse change in expected cash flows on N-Star CDO bonds as well as CMBS held by consolidated N-Star CDOs (such N-Star CDOs were deconsolidated in the second quarter of 2018) as the Company believed that it was not likely that it would recover the amortized cost on those securities prior to selling them.

At September 30, 2018, the Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired. At December 31, 2017, there were no AFS securities with unrealized loss in accumulated other comprehensive income that have not been other than temporarily impaired.

Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger, consisting of certain N-Star CDOs, other CDOs and CMBS securities, were considered to be credit-impaired at acquisition, with the following outstanding balance:

(In thousands)	September 30, 2018	December 31, 2017
Outstanding principal	$213,019	$411,174
Amortized cost	3,201	26,761
Carrying value	3,111	31,789
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
The table below presents changes in accretable yield related to these PCI debt securities. The changes for the nine months ended September 30, 2017 include the effects of measurement period adjustments subsequently recorded during the year ended December 31, 2017.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Beginning accretable yield	$44,610	$—
Assumed through the Merger	—	70,283
Accretion recognized in earnings	(3,489)	(2,321)
Reduction due to payoffs, disposals or deconsolidation	(17,081)	(8,963)
Net reclassifications to nonaccretable difference (1)	(24,040)	(9,461)
Ending accretable yield	$—	$49,538
__________

(1)	Includes reclassifications to nonaccretable difference for PCI securities for which cash flows can no longer be reasonably estimated.
9. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following tables present changes in the carrying value of goodwill and the goodwill balance by reportable segment, including the effects of measurement period adjustments that were made through September 30, 2017.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Beginning balance	$1,534,561	$680,127
Business combinations	—	1,398,484
Transfer to held for sale (1)	—	(249,795)
Ending balance (2)	$1,534,561	$1,828,816
__________

(1)	Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger, subsequently transferred to held for sale and sold on December 29, 2017.

(2)	Total goodwill amount is not deductible for income tax purposes.

(In thousands)	September 30, 2018	December 31, 2017
Balance by reportable segment:
Industrial	$20,000	$20,000
Investment management	1,514,561	1,514,561
	$1,534,561	$1,534,561
Impairment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. As a result of the Company's annual impairment test in 2017, the Company recognized an impairment to the investment management goodwill of $316.0 million.
No impairment was recognized on the goodwill balance above during the nine months ended September 30, 2018 and 2017. However, in the third quarter of 2017, there was a $9.1 million preliminary write-down of the goodwill associated with the Townsend business that was held for sale, with the impairment fully reversed upon finalization of the net asset value and sales price of the Townsend business upon closing of its sale in December 2017.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows.

	September 30, 2018			December 31, 2017
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$256,438	$(115,291)	$141,147	$243,037	$(98,021)	$145,016
Above-market lease values	141,039	(40,677)	100,362	166,571	(34,968)	131,603
Below-market ground lease obligations	15,223	(150)	15,073	29,625	(316)	29,309
Deferred leasing costs	111,522	(44,985)	66,537	121,765	(38,389)	83,376
Lease incentives	14,576	(1,110)	13,466	14,565	(298)	14,267
Trade name (2)	15,500	—	15,500	79,700	(3,131)	76,569
Investment management contracts	194,698	(84,219)	110,479	342,127	(70,394)	271,733
Customer relationships	59,400	(13,875)	45,525	59,400	(10,421)	48,979
Other (3)	59,209	(3,586)	55,623	54,061	(2,041)	52,020
Total deferred leasing costs and intangible assets	$867,605	$(303,893)	$563,712	$1,110,851	$(257,979)	$852,872
Intangible Liabilities
Below-market lease values	$207,370	$(54,834)	$152,536	$214,833	$(36,426)	$178,407
Above-market ground lease obligations	16,060	(1,326)	14,734	13,417	(715)	12,702
Total intangible liabilities	$223,430	$(56,160)	$167,270	$228,250	$(37,141)	$191,109
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed twelve months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Amounts are presented net of impairments and write-offs, including contracts written off in connection with the Combination (Notes 4 and 14).

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

Impairment
Investment Management Contracts—Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated. Consequently, the carrying value of management contract intangible assets that were recognized for NorthStar I and NorthStar II at the time of the Merger, which aggregated to approximately $139.0 million, was written off. Also, in the first quarter of 2018, the remaining balance of the NorthStar/RXR NY Metro management contract intangible of $1.4 million was written off in consideration of the termination of its offering period effective March 31, 2018. In the third quarter of 2018, additional impairment of $7.0 million was recorded on the NorthStar Healthcare management contract intangible assets based upon revised estimated future cash flows, discounted at 10%.
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
Amortization of Intangible Assets and Liabilities
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Above-market lease values	$(3,681)	$(6,060)	$(24,903)	$(17,875)
Below-market lease values	6,288	7,539	29,013	24,734
Lease incentives	(280)	—	(814)	—
Net increase (decrease) to rental income	$2,327	$1,479	$3,296	$6,859

Above-market ground lease obligations	$(334)	$(209)	$(801)	$(573)
Below-market ground lease obligations	182	300	551	894
Net increase (decrease) to ground rent expense	$(152)	$91	$(250)	$321

In-place lease values	$11,154	$19,384	$35,241	$62,500
Deferred leasing costs	4,623	5,076	13,118	13,899
Trade name	—	945	1,606	2,738
Investment management contracts	4,013	10,013	13,824	29,227
Customer relationships	1,152	3,192	3,455	9,323
Other	724	745	1,858	2,437
Amortization expense	$21,666	$39,355	$69,102	$120,124
The following table presents the effect of future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Net increase to rental income	$2,548	$9,148	$7,856	$9,044	$8,709	$1,403	$38,708
Net increase (decrease) to rent expense	(49)	(193)	(193)	(193)	(191)	1,158	339
Amortization expense	20,450	67,244	57,257	46,827	40,915	157,458	390,151

10. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	September 30, 2018	December 31, 2017
Assets
Restricted cash	$2,446	$1,020
Real estate, net	570,672	720,686
Goodwill (1)	—	20,000
Intangible assets, net	36,865	37,337
Other assets	28,168	2,587
Total assets held for sale	$638,151	$781,630

Liabilities
Secured debt, net (2)	$—	$196,905
Lease intangibles and other liabilities, net	50,625	76,393
Total liabilities related to assets held for sale	$50,625	$273,298
__________

(1)
Goodwill is associated with the broker-dealer business that was held for sale at December 31, 2017. The broker-dealer business was contributed to the Colony S2K joint venture, an equity method investee, in April 2018.

(2)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.
Assets held for sale at September 30, 2018 did not constitute discontinued operations, other than those acquired through business combinations that qualified as held for sale upon acquisition, as discussed in Note 18.
11. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	September 30, 2018	December 31, 2017
Capital expenditures reserves (1)	$238,291	$249,612
Real estate escrow reserves (2)	69,606	42,420
Borrower escrow deposits	12,793	41,545
Working capital and other reserves (3)	22,698	23,043
Tenant lock boxes (4)	17,176	16,486
Restricted cash of consolidated N-Star CDOs (5)	—	13,656
Other	53,239	84,316
Total restricted cash	$413,803	$471,078
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.

(5)
Balance at December 31, 2017 represents proceeds from repayments and/or sales of debt securities which are pending distribution in consolidated N-Star CDOs. The Company sold all of its interest in the sponsored N-Star CDOs in May 2018 and deconsolidated the N-Star CDOs.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2018	December 31, 2017
Interest receivable	$14,725	$21,529
Straight-line rents	58,395	45,598
Hotel-related reserves (1)	30,803	29,208
Investment deposits and pending deal costs	81,999	1,706
Deferred financing costs, net (2)	8,894	10,068
Contingent consideration escrow account (3)	—	15,730
Derivative assets (Note 13)	22,358	10,152
Prepaid taxes and deferred tax assets, net	56,202	79,063
Receivables from resolution of investments (4)	5,358	15,215
Contributions receivable (5)	—	25,501
Accounts receivable (6)	82,570	87,744
Prepaid expenses	35,540	29,526
Other assets	37,269	20,296
Fixed assets, net	49,406	53,632
Total other assets	$483,519	$444,968
__________

(1)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)
Contingent consideration escrow account holds certificates of deposit and cash for dividends paid on OP Units held in escrow for the contingent consideration that may be earned by certain executives in connection with the acquisition of the investment management business of Colony's former manager (Note 14). Upon final measurement of the contingent consideration at the end of its earnout period on June 30, 2018, the final amount of dividends on class A common stock and OP Units payable to the executives was determined to be $6.4 million, which was settled in August 2018, and the remaining escrow balance was released back to the Company.

(4)	Represents primarily proceeds from loan payoffs held in escrow.

(5)	Represents contributions receivable from noncontrolling interests in investment entities as a result of capital calls made at period end.

(6)
Includes receivables for hotel operating income, resident fees, rent and other tenant receivables. Presented net of total allowance for bad debt of approximately $15.2 million and $5.6 million at September 30, 2018 and December 31, 2017, respectively.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2018	December 31, 2017
Tenant security deposits	$29,014	$27,560
Borrower escrow deposits	16,934	46,231
Deferred income (1)	42,978	42,457
Interest payable	37,361	42,462
Derivative liabilities (Note 13)	69,487	204,848
Contingent consideration—THL Hotel Portfolio (Note 3)	8,503	7,419
Current and deferred income tax liability	102,953	166,276
Accrued compensation	56,560	77,483
Accrued real estate and other taxes	94,330	77,060
Other accrued expenses	83,735	107,508
Accounts payable and other liabilities	101,047	98,857
Total accrued and other liabilities	$642,902	$898,161
__________

(1)
Represents primarily prepaid rental income and interest income held in reserve accounts. Includes deferred asset management fee income of $3.3 million at September 30, 2018 and $2.7 million at December 31, 2017, which will be recognized as fee income on a straight-line basis through 2025. Adoption of the new revenue recognition standard had resulted in approximately $1.6 million increase to deferred management fee income on January 1, 2018. For the nine months ended September 30, 2018, $0.6 million relating to the deferred asset management fee balance at January 1, 2018 was recognized as fee income.

12. Debt
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, which included $379.9 million of debt.
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable (3)	Junior Subordinated Notes	Total Debt
September 30, 2018
Debt at amortized cost
Principal	$—	$616,105	$9,187,663	$—	$280,117	$10,083,885
Premium (discount), net	—	2,807	(50,512)	—	(81,548)	(129,253)
Deferred financing costs	—	(7,225)	(79,431)	—	—	(86,656)
	$—	$611,687	$9,057,720	$—	$198,569	$9,867,976
December 31, 2017
Debt at amortized cost
Principal	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
Premium (discount), net	—	3,131	(78,634)	(87,319)	(83,064)	(245,886)
Deferred financing costs	—	(8,905)	(91,360)	(203)	—	(100,468)
	50,000	610,331	9,622,175	303,709	197,053	10,783,268
Debt at fair value (4)	—	—	—	44,542	—	44,542
	$50,000	$610,331	$9,622,175	$348,251	$197,053	$10,827,810
__________

(1)	Deferred financing costs related to the corporate credit facility is recorded in other assets.

(2)
Debt with carrying value of $267.2 million at September 30, 2018 and $202.8 million at December 31, 2017 was related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 10).

(3)
Represents bonds payable issued by securitization trusts consolidated by the Company at December 31, 2017 (Note 15). The Company contributed its interests in three securitization trusts to Colony Credit upon closing of the Combination in the first quarter of 2018. In the second quarter of 2018, the Company sold its equity interests in two securitization trusts to third parties, resulting in a deconsolidation of these securitization trusts, while the underlying assets of the remaining securitization trust was liquidated. At September 30, 2018, the Company no longer has any consolidated securitization trusts.

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

The following table summarizes certain information about the different components of debt carried at amortized cost:

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
September 30, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.3	$—	N/A	2.3
Convertible and exchangeable senior notes	616,105	4.27%	3.3	—	N/A	N/A	616,105	4.27%	3.3
Junior subordinated debt	—	N/A	N/A	280,117	5.26%	17.7	280,117	5.26%	17.7
Secured debt (1)	37,723	5.02%	7.2	—	N/A	N/A	37,723	5.02%	7.2
	653,828			280,117			933,945

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
Non-recourse
Secured debt (2)
Healthcare (3)	2,168,859	4.65%	2.2	1,080,478	6.37%	1.3	3,249,337	5.22%	1.9
Industrial	1,073,628	3.83%	10.9	2,022	5.01%	4.4	1,075,650	3.83%	10.8
Hospitality	11,523	12.65%	0.9	2,636,427	5.42%	0.9	2,647,950	5.45%	0.9
Other Real Estate Equity	224,185	3.97%	3.9	1,561,958	4.55%	1.5	1,786,143	4.48%	1.8
Real Estate Debt	—	N/A	N/A	390,860	4.56%	2.5	390,860	4.56%	2.5
	3,478,195			5,671,745			9,149,940
Total debt	$4,132,023			$5,951,862			$10,083,885

December 31, 2017
Recourse
Corporate credit facility	$—	N/A	N/A	$50,000	3.51%	3.0	$50,000	3.51%	3.0
Convertible and exchangeable senior notes	616,105	4.27%	4.0	—	N/A	N/A	616,105	4.27%	4.0
Junior subordinated debt	—	N/A	N/A	280,117	4.56%	18.4	280,117	4.56%	18.4
Secured debt (1)	39,219	5.02%	7.9	—	N/A	N/A	39,219	5.02%	7.9
	655,324			330,117			985,441
Non-recourse
Securitization bonds payable	30,132	3.45%	29.9	361,099	3.02%	28.4	391,231	3.05%	28.5
Secured debt (2)
Healthcare	2,168,936	4.65%	2.9	1,119,320	5.75%	2.0	3,288,256	5.03%	2.6
Industrial	1,014,229	3.50%	11.4	—	N/A	N/A	1,014,229	3.50%	11.4
Hospitality	9,038	11.00%	0.6	2,599,681	4.67%	1.1	2,608,719	4.69%	1.1
Other Real Estate Equity	374,789	4.07%	5.5	1,841,209	4.02%	2.3	2,215,998	4.03%	2.8
Real Estate Debt	—	N/A	N/A	625,748	4.05%	2.6	625,748	4.05%	2.6
	3,597,124			6,547,057			10,144,181
Total debt	$4,252,448			$6,877,174			$11,129,622
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare segment and other real estate equity segment with an aggregate outstanding principal of $527.6 million at September 30, 2018 and $384.5 million at December 31, 2017 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and the lease, as applicable, or otherwise refinance the debt.

(3)
$1.85 billion of debt principal in the healthcare segment consists of a floating rate component of $100.5 million and a fixed rate component of $1.75 billion. On November 9, 2018, the Company repaid the $100.5 million floating rate component in full, primarily with proceeds received from a refinancing of a select portfolio of medical office buildings in the healthcare segment. The remaining $1.75 billion fixed rate component of the debt is scheduled to mature in December 2019. The Company is currently evaluating its options in connection with the scheduled maturity on the fixed rate component. In connection with pursuing the options available to the Company, the Company may re-evaluate certain assumptions, including with respect to the holding period of the real estate assets collateralizing the debt, which could result in impairment of these assets in a future period. At September 30, 2018, the carrying value of such real estate assets was $2.8 billion.

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
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). At September 30, 2018, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At September 30, 2018, the Company was in compliance with all of the financial covenants.
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
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2018	December 31, 2017

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
__________

(1)	Represents initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
Interest Incurred
Total interest incurred on the Company's debt, including interest capitalized on real estate under development or construction, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest expensed	$145,117	$152,054	$447,315	$418,592
Interest capitalized	1,967	—	3,831	—
Total interest incurred	$147,084	$152,054	$451,146	$418,592

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

Fair value of derivative assets and derivative liabilities were as follows:

	September 30, 2018			December 31, 2017
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$20,945	$674	$21,619	$8,009	$975	$8,984
Interest rate contracts		739	739	—	1,168	1,168
Included in other assets	$20,945	$1,413	$22,358	$8,009	$2,143	$10,152
Derivative Liabilities
Foreign exchange contracts	$(14,297)	$(3,387)	$(17,684)	$(39,101)	$(5,307)	$(44,408)
Interest rate contracts		(51,803)	(51,803)	—	(160,440)	(160,440)
Included in accrued and other liabilities	$(14,297)	$(55,190)	$(69,487)	$(39,101)	$(165,747)	$(204,848)
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $0.8 million and $1.9 million of cash collateral on deposit at September 30, 2018 and December 31, 2017, respectively, included in other assets.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at September 30, 2018, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€117,337	€26	Min $1.06/ Max $1.53	December 2018 to January 2021
GBP	FX Collar	£40,737	£1,453	Min $1.45 / Max $1.82	June 2019 to December 2019
EUR	FX Forward	€349,095	€10,013	Min $1.10 / Max $1.38	December 2018 to May 2023
GBP	FX Forward	£93,422	£56,408	Min $1.23 / Max $1.36	December 2018 to December 2020
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €538.7 million and £238.9 million, or a total of $936.3 million at September 30, 2018, and €499.2 million, £250.6 million and NOK771.2 million, or a total of $1,139.0 million at December 31, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$6,198	$5,243	$8,535	$3,931

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$770	$1,868	$2,008	$3,966
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At September 30, 2018, the Company held the following interest rate contracts:

	Notional Amount (in thousands)		Strike Rate / Forward Rate
Instrument Type	Non-Designated	Index		Expiration
Interest rate swaps	$2,000,000	3-Month LIBOR	3.39%	December 2019 (1)
Interest rate caps	$5,318,348	1-Month LIBOR	2.46% - 5.70%	October 2018 to July 2019
Interest rate caps	$52,155	3-Month LIBOR	2.24%	March 2019
Interest rate caps	€532,553	3-Month EURIBOR	0.75% - 1.50%	October 2018 to September 2022
Interest rate caps	£446,322	3-Month GBP LIBOR	2.0% - 2.5%	November 2018 to February 2020
Deliverable swap futures	$19,000	(2)	(2)	December 2018
__________

(1)	Represents a forward-starting interest rate swap that has a maturity date in December 2029, with mandatory settlement at fair value in December 2019.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
Amounts recorded in other gain (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Unrealized gain (loss):
Non-designated interest rate contracts	$27,508	$(8,790)	108,884	(15,513)
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Received (Pledged)
September 30, 2018
Derivative Assets
Foreign exchange contracts	$21,619	$(5,564)	$—	$16,055
Interest rate contracts	739	—	—	739
	$22,358	$(5,564)	$—	$16,794
Derivative Liabilities
Foreign exchange contracts	$(17,684)	$5,564	$—	$(12,120)
Interest rate contracts	(51,803)	—	756	(51,047)
	$(69,487)	$5,564	$756	$(63,167)

December 31, 2017
Derivative Assets
Foreign exchange contracts	$8,984	$(8,944)	$—	$40
Interest rate contracts	1,168	(4)	—	1,164
	$10,152	$(8,948)	$—	$1,204
Derivative Liabilities
Foreign exchange contracts	$(44,408)	$8,944	$—	$(35,464)
Interest rate contracts	(160,440)	4	1,900	(158,536)
	$(204,848)	$8,948	$1,900	$(194,000)
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets
Investments in unconsolidated ventures	$—	$—	$81,183	$81,183
Debt securities available for sale
N-Star CDO bonds	—	—	64,145	64,145
CMBS and other securities	—		207	207
CMBS of consolidated fund	—	31,149	—	31,149
Equity securities of consolidated funds	43,527	—	—	43,527
Other assets—derivative assets	—	22,358	—	22,358
Liabilities
Other liabilities—derivative liabilities	—	69,487	—	69,487
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,503	8,503
December 31, 2017
Assets
Loans receivable—securitized loans	$—	$—	$45,423	$45,423
Investments in unconsolidated ventures	—	—	363,901	363,901
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	147,945	147,945
Other securities	—	—	66,983	66,983
N-Star CDO bonds	—	—	90,933	90,933
CMBS and other securities	—	—	17,382	17,382
CMBS of consolidated fund	—	25,099	—	25,099
Equity securities of consolidated fund	35,600	—	—	35,600
Other assets—derivative assets	—	10,152	—	10,152
Liabilities
Debt—securitization bonds payable	—	—	44,542	44,542
Other liabilities—derivative liabilities	—	204,848	—	204,848
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,419	7,419
Due to affiliates—contingent consideration for Internalization	—	—	20,650	20,650
Investments in Unconsolidated Ventures
Equity investments carried at fair value on a recurring basis consist of investments in certain unconsolidated ventures for which fair value option was elected, including investments in private funds acquired in connection with the Merger. Fair values are determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, transaction price for recently acquired investments, or pending sales price on an investment, as applicable. In valuing the Company's investment in third party private funds, the Company considers cash flows provided by the general partners of the funds and the implied yields of the funds. The Company has not elected the practical expedient to measure the fair value of its investments in these private funds using NAV of the underlying funds. Fair value of equity investments are classified as Level 3 of the fair value hierarchy, unless investments are valued based on pending sales price which are classified as Level 2 of the fair value hierarchy. Changes in fair value are recorded in earnings from investments in unconsolidated ventures.
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
At June 30, 2018, the end of the measurement period for the contingent consideration, and in accordance with the terms of the contribution agreement for the Internalization, it was determined that one of the prescribed performance targets was met, specifically the real estate capital raising target. As a result, the contingent consideration was settled with certain senior management personnel of the Company in a combination of approximately 15,000 shares of class A common stock, 40,000 shares of class B common stock and 1.95 million OP Units. At June 30, 2018, as the contingency was resolved and the number of shares and units to be issued was no longer variable, the payable of $12.5 million, valued based on the closing price of the Company's class A common stock on June 29, 2018, the last trading day of the second quarter, was reclassified out of liabilities into equity, while the associated dividends payable of approximately $6.4 million remained in liabilities. The contingent consideration and associated dividends were fully settled in August 2018.
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

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
September 30, 2018
Level 3 Assets
Investment in unconsolidated ventures—third party private funds	$6,658	Transaction price and NAV(2)	Not applicable	Not applicable	Not applicable
Investment in unconsolidated ventures—other	26,725	Discounted cash flows	Discount rate	16.7% (9.1% - 17.2%)	Decrease
Investment in unconsolidated ventures—other	25,000	Multiple	Revenue multiple	5.7%	Increase
Investment in unconsolidated ventures—other	22,800	Transaction price(3)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	64,145	Discounted cash flows	Discount rate	21.0% (13.0% - 80.0%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,503	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2017
Level 3 Assets
Investments in unconsolidated ventures—private funds	$204,774	Discounted cash flows	Discount rate	14.6% (11.0% - 20.0%)	Decrease
Investments in unconsolidated ventures—other	26,408	Discounted cash flows	Discount rate	14.2% (8.8% - 14.8%)	Decrease
Investments in unconsolidated ventures—other	132,719	Transaction price(3)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	90,933	Discounted cash flows	Discount rate	24.0% (10.8% - 87.4%)	Decrease
Level 3 Liabilities
Due to affiliates—contingent consideration for Internalization	20,650	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (4)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,419	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Fair value was estimated based on a combination of inputs, namely indicative prices of investments sold by the Company as well as underlying NAV of the respective funds on a quarter lag.

(3)	Valued based upon transaction price of investments recently acquired.

(4)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Loans Receivable	Investments in Unconsolidated Ventures	Securities	Debt	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2016	$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger	—	405,626	427,560	—	—	—
Consideration for business combination	—	—	—	—	—	6,771
Purchases, contributions or accretion	—	29,053	42,168	—	—	—
Paydowns or distributions	—	(125,680)	(92,266)	—	—	—
Realized losses in earnings	—	—	(12,349)	—	—	—
Unrealized gains:
In earnings	—	5,275	—	—	14,340	—
In other comprehensive income	—	—	(1,520)	—	—	—
Fair value at September 30, 2017	$—	$314,274	$363,593	$—	$(26,910)	$6,771
Unrealized gains (losses) on ending balance:
In earnings	$—	$5,275	$—	$—	$14,340	$—
In other comprehensive income (loss)	$—	$—	$(1,520)	$—	$—	$—

Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions or accretion	—	61,099	17,907	—	—	—
Paydowns, distributions or sales	(638)	(187,036)	(135,575)	638	—	—
Deconsolidation	(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities into equity	—	—	—	—	12,539	—
Transfers out of Level 3	—	(132,527)	—	—	6,381	—
Contribution to Colony Credit (Note 4)	—	(26,134)	—	—	—	—
Realized gains in earnings	—	3,208	4,787	—	—	—
Unrealized gains (losses):
In earnings	(715)	(1,328)	—	57	1,730	(1,084)
In other comprehensive income (loss)	—	—	(21,666)	—	—	—
Fair value at September 30, 2018	$—	$81,183	$64,352	$—	$—	$(8,503)
Unrealized gains (losses) on ending balance:
In earnings	$(715)	$(1,328)	$—	$57	$1,730	$(1,084)
In other comprehensive income (loss)	$—	$—	$(3,346)	$—	$—	$—
Transfers of Level 3 Assets and Liabilities
Transfers of assets and liabilities into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of level 3 represent investments in third party private funds that were valued based on their contracted sales price in June 2018 and sold in September 2018. Liabilities transferred out of level 3 represent dividends earned on the final number of shares of class A common stock and OP Units determined as of June 30, 2018, the end of the measurement period of the contingent consideration associated with the Internalization, and which were paid out in August 2018.
Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored non-traded REIT and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles effective January 1, 2018, with aggregate fair values of $22.8 million at September 30, 2018.

The Company has remaining unfunded commitment of $14.5 million to the third party sponsored closed-end private fund at September 30, 2018. The Company's limited partnership interest in the fund is not subject to redemption, with distributions to be received through liquidation of underlying investments of the fund. The fund has an expected life of eight years from its inception in 2017, which may be extended in one year increments up to two years at the discretion of its general partner, an equity method investee of the Company.
No secondary market currently exists for shares of the non-traded REIT and the Company does not currently expect to seek liquidity of its shares of the non-traded REIT. Subject to then-existing market conditions, the board of directors of the non-traded REIT, along with the Company, as sponsor, expects to consider alternatives for providing liquidity to the non-traded REIT shares beginning five years from completion of the offering stage in January 2016, but with no definitive date by which it must do so. In addition, the Company has agreed that any right to have its shares redeemed is subordinated to third party stockholders for so long as its advisory agreement is in effect.
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	September 30, 2018			December 31, 2017
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$9,862	$66,821	$76,683	$13,252	$36,246	$49,498
Real estate held for investment	—	292,237	292,237	—	224,935	224,935
Intangible assets—investment management contracts	—	36,400	36,400	—	51,100	51,100
Investments in unconsolidated ventures	—	6,380	6,380	—	11,871	11,871
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Impairment loss
Real estate held for sale	$5,894	$13,256	$21,204	$24,786
Real estate held for investment	63,603	1,756	70,784	11,507
Intangible assets—investment management contracts	7,000	—	140,429	—
Intangible assets—trade name	—	—	59,464	—
Earnings from investments in unconsolidated ventures	5,590	—	22,057	2,144
Real Estate Held For Sale—The write down to fair value less cost to sell was estimated based on contracted sales prices, classified as Level 2 of the fair value hierarchy, or based on broker price opinions, discounted cash flows or income capitalization approach, classified as Level 3 of the fair value hierarchy, net of selling costs between 1.5% and 8% of the respective fair values.
Real Estate Held For Investment—Impaired real estate held for investment consisted predominantly of certain properties in the hotel segment for which the Company determined in the third quarter of 2018 to adopt a sales strategy, with the intention of initiating a sale in the near term. Prior to the third quarter of 2018, the Company held a long-term hold strategy on these properties. As a result, the Company considered indicative broker price opinions to estimate its recoverable value of these properties. Impairment was also recorded on properties in the Company's European portfolio, resulting from a combination of a reduction in the estimated holding period of these properties, tenant vacancy as well as exposure to the retail and leisure markets in the United Kingdom. Fair value of the impaired European properties were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price based on broker price opinions, and applying terminal capitalization rates ranging from 6.5% to 13%, with longer term cash flow projections discounted at 10%. Additionally, impairment was recorded on certain properties in our healthcare segment and THL portfolio that were damaged by hurricanes or fire based on estimates from insurance appraisers. At

December 31, 2017, impaired real estate also included certain RIDEA properties that were converted into net lease properties in the healthcare segment.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets
Loans at amortized cost	$—	$—	$1,788,135	$1,788,135	$1,784,491
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	568,872	13,095	—	581,967	611,687
Secured and unsecured debt			9,018,766	9,018,766	9,057,720
Junior subordinated debt			205,627	205,627	198,569
December 31, 2017
Assets
Loans at amortized cost	$—	$—	$3,232,301	$3,232,301	$3,178,339
Liabilities
Debt at amortized cost
Corporate credit facility	—	50,000	—	50,000	50,000
Convertible and exchangeable senior notes	608,491	13,979	—	622,470	610,331
Secured and unsecured debt	—	—	9,703,680	9,703,680	9,622,175
Securitization bonds payable	—	132,815	169,908	302,723	303,709
Junior subordinated debt	—	—	216,316	216,316	197,053
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

Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO equity and CDO bonds, which aggregate to $67.5 million at September 30, 2018 and $102.2 million at December 31, 2017.
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund where it has more than insignificant equity interest in the fund as general partner during the early stages of the fund while additional third party capital is being raised. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $16.3 million and $10.2 million at September 30, 2018 and December 31, 2017, respectively. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $91.9 million at September 30, 2018 and $6.9 million at December 31, 2017, included within investments in unconsolidated ventures on the consolidated balance sheets.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 12). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at September 30, 2018 and at December 31, 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.

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

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (1)	39,466	392,120	—
Issuance of preferred stock	26,400	—	—
Redemption of preferred stock	(25,432)	—	—
Shares canceled (2)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,680	—
Conversion of class B to class A common stock	—	28	(28)
Repurchase of common stock	—	(17,296)	—
Exchange of notes for class A common stock	—	208	—
Equity-based compensation, net of forfeitures	—	8,075	—
Shares canceled for tax withholding on vested stock awards	—	(427)	—
Shares outstanding at September 30, 2017	65,464	547,844	742

Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units (3)	—	2,064	—
Shares issued for settlement of contingent consideration—Internalization (Note 14)	—	15	40
Conversion of class B to class A common stock	—	42	(42)
Repurchase of common stock	—	(54,813)
Equity-based compensation, net of forfeitures	—	3,362	—
Shares canceled for tax withholding on vested stock awards	—	(2,950)	—
Shares outstanding at September 30, 2018	57,464	490,319	734
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

(3)
Includes 572,567 shares of class A common stock issued upon redemption of an equivalent number of OP Units that were issued for settlement of the contingent consideration in connection with the Internalization (Note 17).

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at September 30, 2018:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007 (1)	6,114	$61	$152,855	Currently redeemable
Series E	8.75%	May 2014 (1)	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014 (1)	3,450	35	86,250	June 19, 2019
Series H	7.125%	April 2015 (1)	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			57,464	$575	$1,436,605
__________

(1)	Represents initial issuance date pre-Merger by NRF or Colony, as applicable.
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
In May 2018, the Company issued a notice of redemption for all outstanding Series D preferred stock, with the redemption settled in July 2018.
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
During the nine months ended September 30, 2018, the Company repurchased 54,813,323 shares of its class A common stock, at an aggregate cost of approximately $318.5 million (excluding commissions), or a weighted-average price of $5.81 per share.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the nine months ended September 30, 2018 or the year ended December 31, 2017 in the form of new issuances.
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

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	3,711	(1,065)	41	116,545	(64,752)	54,480
Amounts reclassified from AOCI	(29)	(106)	—	(2,232)	5,827	3,460
AOCI at September 30, 2017	$3,767	$(1,283)	$—	$37,887	$(14,540)	$25,831

AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)					(202)
Other comprehensive income (loss) before reclassifications	(275)	(15,386)		(30,415)	19,078	(26,998)
Amounts reclassified from AOCI		(4,806)		8,715	(8,889)	(4,980)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at September 30, 2018	$5,139	$(3,178)	$—	$24,231	$(8,460)	$17,732
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$(527)	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	86,501	(9,018)	78,464
Amounts reclassified from AOCI	(454)	(1,678)	1,730	(402)
AOCI at September 30, 2017	$—	$27,610	$4,510	$32,120

AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(21,285)	5,172	(16,113)
Amounts reclassified from AOCI	—	2,615	(1,126)	1,489
AOCI at September 30, 2018	$—	$20,278	$7,173	$27,451
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2018	2017	2018	2017
Realized gain (loss) on marketable securities	$—	$—	$10,100	$106	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	—	—	(5,294)	—	Other gain (loss), net
Deconsolidation of N-Star CDO	—	—	(2,596)	—	Other gain (loss), net
Release of cumulative translation adjustments	(4,557)	3,166	(8,715)	2,232	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	271	(1,365)	855	(2,109)	Other gain (loss), net
Realized gain (loss) on net investment hedges	5,831	(4,678)	8,034	(3,718)	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	49	—	29	Earnings from investments in unconsolidated ventures

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
The following table presents a summary of changes in redeemable noncontrolling interests:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Beginning balance	$34,144	$—
Assumed through the Merger	—	78,843
Assumed through consolidation of sponsored fund	—	24,763
Contributions	305	4,200
Distributions and redemptions	(2,102)	(1,731)
Net income	2,042	3,015
Currency translation adjustment and other	—	(100)
Ending balance	$34,389	$108,990
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
For the nine months ended September 30, 2018, contributions from new limited partners reduced the Company's ownership interest in its industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $28.8 million.
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
For the nine months ended September 30, 2018, the Company redeemed 2,859,795 OP Units, of which 2,063,830 OP Units were redeemed in exchange for an equal number of shares of class A common stock on a one-for-one basis, and 795,965 OP Units were redeemed in exchange for cash of $4.8 million to satisfy the tax obligations of OP unitholders. The redemptions included 1.0 million of 1.95 million OP Units issued for settlement of the contingent consideration in connection with the Internalization (Note 14).
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
The properties held for sale in the THL Hotel Portfolio that constituted discontinued operations were fully disposed in the second quarter of 2018.
Net income generated from operations of these held for sale asset groups is presented below.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2017	2018	2017
Revenues
Property operating income	$6,446	$1,186	$40,303
Other income	95	—	2,352
Expenses
Property operating expenses	5,056	1,159	17,451
Interest expense	—	—	9,028
Loss on sale of real estate assets	—	—	2,108
Other expenses	4	129	27
Net income (loss) from discontinued operations	1,481	(102)	14,041
Income tax expense	—	—	—
Net income (loss) from discontinued operations after tax	1,481	(102)	14,041
Net income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	648	(45)	648
Noncontrolling interests in Operating Company	46	(4)	46
Net income (loss) from discontinued operations attributable to Colony Capital, Inc.	$787	$(53)	$13,347

19. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income (loss) allocated to common stockholders
Income (loss) from continuing operations	$(13,946)	$71,108	$(81,991)	$215,930
Income (loss) from discontinued operations	—	1,481	(102)	14,041
Net income (loss)	(13,946)	72,589	(82,093)	229,971
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	(865)	(1,678)	(2,042)	(3,015)
Investment entities	(32,382)	(36,906)	(79,904)	(87,765)
Operating Company	4,403	(97)	14,509	(1,344)
Net income (loss) attributable to Colony Capital, Inc.	(42,790)	33,908	(149,530)	137,847
Preferred stock redemption	—	918	3,995	(4,530)
Preferred dividends	(27,185)	(33,176)	(89,960)	(98,328)
Net income (loss) attributable to common stockholders	(69,975)	1,650	(235,495)	34,989
Net income allocated to participating securities	(639)	(2,677)	(1,911)	(7,461)
Net income (loss) allocated to common stockholders—basic	(70,614)	(1,027)	(237,406)	27,528
Interest expense attributable to convertible notes (1)	—	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(70,614)	$(1,027)	$(237,406)	$27,528
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	484,754	542,855	501,202	531,251
Weighted average effect of dilutive shares (1)(3)(4)	—	—	—	—
Weighted average number of common shares outstanding—diluted	484,754	542,855	501,202	531,251
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.15)	$0.00	$(0.47)	$0.03
Income from discontinued operations	—	0.00	—	0.02
Net income (loss) attributable to common stockholders per basic common share	$(0.15)	$0.00	$(0.47)	$0.05
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.15)	$0.00	$(0.47)	$0.03
Income from discontinued operations	—	0.00	—	0.02
Net income (loss) attributable to common stockholders per diluted common share	$(0.15)	$0.00	$(0.47)	$0.05
__________

(1)
For the three months ended September 30, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million and $7.1 million of interest expense, respectively, and 38,112,100 and 38,246,500 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For the nine months ended September 30, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $21.4 million and $21.8 million of interest expense, respectively, and 38,112,100 and 38,599,200 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of the Company. Accordingly, the historical share counts used to calculate the weighted average number of shares for the nine months ended September 30, 2018 reflect the exchange ratio of 1.4663 applied to shares outstanding prior to the Closing Date.

(3)
The calculation of diluted earnings per share excluded the weighted average unvested non-participating restricted shares of 573,100 and 613,600 for the three and nine months ended September 30, 2018, respectively, as well as the weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 21) of 712,500 for the nine months ended September 30, 2018 as the inclusion of these shares would be antidilutive.

(4)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At September 30, 2018 and 2017, there were 31,369,100 and 32,285,700 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

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
On December 29, 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger. Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with Colony Credit. On April 30, 2018, the Company combined NorthStar Securities, LLC ("NorthStar Securities"), the Company's captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K Financial Holdings, LLC ("S2K") to form Colony S2K Holdings, LLC ("Colony S2K"). Colony S2K will distribute both the current and future investment products sponsored by the Company and S2K as well as third party sponsored products. Beginning in May 2018, the Company's share of income and expense from Colony S2K is reflected as earnings from investments in unconsolidated ventures.
The Company's fee income is earned from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Institutional funds	$12,945	$16,001	$43,257	$46,287
Non-traded REITs	6,143	24,667	23,846	67,693
Public companies—NRE, Colony Credit	15,708	3,770	44,099	10,495
Broker-dealer, Townsend and other clients	259	15,255	619	42,787
	$35,055	$59,693	$111,821	$167,262
The following table presents the Company's fee income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Base management fees ($34,144, $42,027, $103,627 and $123,668 from affiliates, respectively)	$34,410	$47,219	$104,336	$137,336
Asset management fees—from affiliates	588	652	2,023	2,405
Acquisition and disposition fees—from affiliates	—	7,202	1,922	14,226
Incentive fees ($0, $69, $0, $93 from affiliates, respectively)	—	414	—	684
Other fee income ($0, $0, $3,389 and $0 from affiliates, respectively)	57	4,206	3,540	12,611
Total fee income	$35,055	$59,693	$111,821	$167,262
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs, and investment companies, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•
Non-Traded REITs—1% to 1.25% per annum of gross assets for NorthStar/RXR NY Metro (through its liquidation in October 2018) and for NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination), as well as 1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare. Effective January 1, 2018, $2.5 million per quarter of base management fee for NorthStar Healthcare will be paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published net asset value per share (as may be subsequently adjusted for any special distribution);

•	Investment Companies—1.25% per annum of average net assets;

•
NRE—a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion. Prior to 2018, it was a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement. The management agreement had provided for the Company's management of NRE through at least January 1, 2023. On November 7, 2018, NRE and the

Company reached an agreement to terminate the management agreement upon a sale of NRE or, if no sale is consummated, in connection with the internalization of the management of NRE. Such termination will result in a termination payment to the Company of $70 million, less any incentive payments; and

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
Acquisition and Disposition Fees—The Company earns an acquisition fee of 1% of the amount funded or allocated to originate or acquire an investment by NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination); and a disposition fee of 1% to 2% of the contractual sales price for disposition of an investment by NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination) and by NorthStar Healthcare (through December 31, 2017 following an amendment to its advisory agreement).
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
In connection with this arrangement, certain AHI employees were granted equity awards for a fixed dollar amount with a variable number of shares, classified as a liability award. The outstanding award to certain AHI employees did not accelerate in the Merger. In March 2017, $1.0 million or the equivalent of 70,261 shares of class A common stock were issued in settlement of the equity award to certain AHI employees, and the corresponding $1.0 million outstanding liability was relieved. This was a non-employee award, with equity-based compensation recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of September 30, 2018, no incremental awards have been granted.
NRF Incentive Plan
Upon consummation of the Merger, the Company assumed the following outstanding non-employee stock awards that were previously issued under NRF’s Third Amended and Restated 2004 Omnibus Stock Incentive Plan (the "NRF Incentive Plan"), and which continue to be governed by the terms of the NRF Incentive Plan subsequent to the Merger.
Healthcare Strategic Partnership—In January 2014, NRF entered into a strategic partnership with James F. Flaherty, III, focused on expanding the Company’s healthcare business (“Healthcare Strategic Partnership”). In connection with this arrangement, Mr. Flaherty was granted NRF restricted stock units ("RSUs"), which upon the spin-off of NSAM from NRF in July 2014, were adjusted to also relate to an equal number of units of NSAM RSUs, and continue to be governed by the NRF Incentive Plan. This RSU award did not vest by its terms in connection with the consummation of the Merger and was converted into the right to receive an award in the same form for that number of units of the Company's RSU, after giving effect to the relevant Merger exchange ratios. As a non-employee award, the RSUs were remeasured each period end based on the closing price of the Company's class A common stock as of such period end, with related equity-based compensation cost recorded in investment and servicing expense on the consolidated statement of operations and in equity on the consolidated balance sheet. In September 2017, the RSU award was fully vested upon the occurrence of a vesting event under the terms of the applicable governing agreement.
CLNY Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and named such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan, thereafter renamed Colony Capital 2014 Omnibus Stock Incentive Plan in June 2018 (the "CLNY Equity Incentive Plan"). The CLNY Equity Incentive Plan provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards. Shares reserved for the issuance of awards under the CLNY Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2018, an aggregate of 44.7 million shares of the Company's class A common stock were reserved for the issuance of awards under the CLNY Equity Incentive Plan.
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
Equity-based compensation expense is included in the following line items in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Compensation expense (including $173, $0, $376 and $0 amortization of fair value of dividend equivalent right)	$8,557	$38,184	$30,123	$107,173
Earnings from investments in unconsolidated ventures	—	—	—	61
Investment and servicing expense	—	3,022	—	4,070
	$8,557	$41,206	$30,123	$111,304

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2017	9,149,516	3,506,387	78,267	—	12,734,170	$—	$14.53
Granted	3,432,893	—	236,115	2,138,858	5,807,866	5.09	6.25
Vested	(6,316,465)	(3,506,387)	(134,867)	—	(9,957,719)	—	14.52
Forfeited	(70,001)	—	—	(10,764)	(80,765)	5.09	9.89
Unvested shares and units at September 30, 2018	6,195,943	—	179,515	2,128,094	8,503,552	$5.09	$9.82
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $0.1 million and $11.0 million for the three months ended September 30, 2018 and 2017, respectively, and $106.7 million and $26.0 million for the nine months ended September 30, 2018 and 2017, respectively.
At September 30, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $47.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
Equity-based compensation expense recognized in relation to managed company awards was $2.9 million and $7.9 million for the three and nine months ended September 30, 2018, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 22). At September 30, 2018, aggregate unrecognized compensation cost for unvested managed company awards was $23.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
22. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2018	December 31, 2017
Due from Affiliates
Investment vehicles and unconsolidated ventures
Fee income	$31,388	$19,366
Cost reimbursements and recoverable expenses	9,231	30,749
Employees and other affiliates	1,230	1,403
	$41,849	$51,518
Due to Affiliates
Investment vehicles and unconsolidated ventures	$—	$2,884
Employees	—	20,650
	$—	$23,534
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
Cost reimbursements, included in other income, were as follows. These amounts include $0.9 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, of costs incurred by the Company and reimbursed by its managed private funds that are presented gross on the consolidated statement of operations beginning in 2018 pursuant to the new revenue recognition guidance (Note 2).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Retail companies	$899	$4,324	$3,770	$14,994
Public companies—NRE and Colony Credit	2,959	—	7,653	—
Private funds and other	1,895	949	6,155	2,896
Equity awards of NRE and Colony Credit (Note 21)	3,023	—	8,085	—
Townsend	—	693	—	1,752
	$8,776	$5,966	$25,663	$19,642
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

Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At September 30, 2018 and December 31, 2017, there were no outstanding advances under the revolving credit facility.
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
Sales to Colony Credit—In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to Colony Credit at the unpaid principal amount of the investment of $89.1 million.
In July 2018, the Company sold to Colony Credit its interest in a subsidiary holding a net lease property in Norway that was partially financed by a non-callable bond for $121.5 million based on an appraised value of the property, resulting in a gain on sale of real estate of $28.6 million.
These transactions were approved by the audit committee of Colony Credit.
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
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI, through a joint venture with the principals of AHI and Mr. Flaherty (see Note 21). AHI provides certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare in order to assist the Company in managing current and future healthcare assets (excluding certain joint venture assets) acquired by the Company and, subject to certain conditions, other managed companies. The Company incurred property management fees and sub-advisory fees totaling $1.3 million for each of the three months ended September 30, 2018 and 2017, and $3.9 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. In January 2018, the Company provided a notice of termination of its management agreement to AHI with such termination effective October 2018.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three and nine months ended September 30, 2018 and 2017 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Contingent Consideration for Internalization—Contingent consideration for Internalization was payable to certain senior management personnel of the Company in connection with Colony's acquisition of the real estate investment management business and operations of its former manager in April 2015, amounting to $20.7 million at December 31, 2017. As discussed in Note 14, the final contingent consideration was measured at the end of its earnout period on June 30, 2018, with the common stock and OP Units issuable to the senior management personnel valued at $12.5 million reclassified out of liabilities into equity, while the associated dividends of approximately $6.4 million remained in due to affiliates liability. Contingent consideration, including the accrued dividends thereon, was settled in August 2018 in a combination of class A and class B common stock, OP Units and cash.
Equity Awards of NRE and Colony Credit—As discussed in Note 21, NRE and Colony Credit grant equity awards to the Company and certain of the Company's employees, either directly by NRE and Colony Credit, or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles sponsored by the Company, either directly or indirectly through the general partner. These investments are generally not subject to management fees and incentive fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At September 30, 2018 and December 31, 2017, such investments amounted to $12.8 million and $4.8 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the consolidated balance sheet. Their share of net income was $3.5 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, and was immaterial for the same periods in 2017.
Advances to Employees—The Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were immaterial at September 30, 2018 and December 31, 2017.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements amounted to $0.1 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
23. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancelable operating leases. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $2.6 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, and $7.9 million and $9.9 million for the nine months ended September 30, 2018 and 2017, respectively.
Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million, as discussed in Notes 3 and 14.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2018, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2018
Total revenues	$147,907	$73,902	$224,384	$—	$182,288	$44,127	$2,161	$674,769
Property operating expenses	66,298	21,409	146,440	—	73,648	—	—	307,795
Interest expense	47,620	10,872	41,646	—	31,306	—	13,673	145,117
Depreciation and amortization	43,697	33,503	36,503	—	24,933	5,140	1,534	145,310
Provision for loan loss	213	—	—	—	7,612	—	—	7,825
(Recovery of) impairment loss	(274)	774	61,865	—	7,132	7,000	—	76,497
Gain on sale of real estate	—	2,104	—	—	33,016	—	—	35,120
Earnings (losses) from investments in unconsolidated ventures	—	—	—	(19,480)	24,517	8,761	—	13,798
Income tax benefit (expense)	(1,030)	3	(855)	—	719	2,707	223	1,767
Net income (loss)	(15,051)	6,296	(66,620)	(19,480)	88,053	23,509	(30,653)	(13,946)
Net income (loss) attributable to Colony Capital, Inc.	(12,197)	1,001	(62,900)	(18,328)	57,715	19,145	(27,226)	(42,790)

Three Months Ended September 30, 2017
Total revenues	$157,732	$63,410	$221,987	$—	$279,952	$64,918	$1,854	$789,853
Property operating expenses	73,217	16,620	143,042	—	99,127	—	—	332,006
Interest expense	48,586	8,803	35,351	—	46,333	—	12,981	152,054
Depreciation and amortization	44,646	29,010	34,549	—	38,579	14,457	1,453	162,694
Provision for loan loss	1,588	—	—	—	3,528	—	—	5,116
Impairment loss	8,250	44	—	—	6,718	9,061	—	24,073
Gain on sale of real estate	—	—	—	—	72,541	—	—	72,541
Earnings from investments in unconsolidated ventures	—	—	—	—	13,071	4,376	—	17,447
Income tax benefit (expense)	408	(16)	(1,262)	—	(982)	9,552	2,913	10,613
Income (loss) from continuing operations	(22,318)	5,741	4,169	—	145,077	30,757	(92,318)	71,108
Income from discontinued operations	—	—	—	—	1,481	—	—	1,481
Net income (loss)	(22,318)	5,741	4,169	—	146,558	30,757	(92,318)	72,589
Net income (loss) attributable to Colony Capital, Inc.	(17,219)	1,602	3,319	—	103,123	28,484	(85,401)	33,908

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Nine Months Ended September 30, 2018
Total revenues	$445,921	$215,132	$649,539	$—	$578,392	$136,191	$5,857	$2,031,032
Property operating expenses	203,247	62,703	425,856	—	242,433	—	—	934,239
Interest expense	143,740	31,918	112,501	—	118,062	—	41,094	447,315
Depreciation and amortization	123,053	95,930	107,885	—	77,423	19,020	4,600	427,911
Provision for loan losses	213	—	—	—	26,920	—	—	27,133
Impairment loss	5,488	948	61,865	—	23,687	207,741	—	299,729
Gain on sale of real estate	—	4,397	—	—	91,869	—	—	96,266
Earnings (losses) from investments in unconsolidated ventures	—	—	—	(17,721)	59,501	6,158	—	47,938
Income tax benefit (expense)	(2,383)	(38)	(930)	—	(4,082)	42,392	200	35,159
Income (loss) from continuing operations	(47,665)	17,285	(71,735)	(17,721)	218,337	(109,815)	(70,677)	(81,991)
Income (loss) from discontinued operations	—	—	—	—	(102)	—	—	(102)
Net income (loss)	(47,665)	17,285	(71,735)	(17,721)	218,235	(109,815)	(70,677)	(82,093)
Net income (loss) attributable to Colony Capital, Inc.	(36,913)	3,089	(67,183)	(16,670)	138,157	(108,445)	(61,565)	(149,530)

Nine Months Ended September 30, 2017
Total revenues	$455,902	$176,577	$619,222	$—	$635,011	$185,089	$4,589	$2,076,390
Property operating expenses	206,363	49,312	401,351	—	145,046	—	—	802,072
Interest expense	137,522	29,163	98,484	—	112,782	—	40,641	418,592
Depreciation and amortization	135,104	79,453	98,098	—	93,691	42,534	4,345	453,225
Provision for loan losses	1,588	—	—	—	11,319	—	—	12,907
Impairment loss	8,250	44	—	—	27,998	9,061	—	45,353
Gain on sale of real estate	—	8,695	—	—	88,006	—	—	96,701
Earnings from investments in unconsolidated ventures	—	—	—	—	241,462	12,371	—	253,833
Income tax benefit (expense)	(1,624)	(2,164)	(2,209)	—	(3,020)	13,762	2,245	6,990
Income (loss) from continuing operations	(42,978)	15,332	6,303	—	510,615	76,858	(350,200)	215,930
Income from discontinued operations	—	—	—	—	1,481	—	12,560	14,041
Net income (loss)	(42,978)	15,332	6,303	—	512,096	76,858	(337,640)	229,971
Net income (loss) attributable to Colony Capital, Inc.	(33,728)	4,815	5,122	—	403,046	70,734	(312,142)	137,847
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2018
Total assets	$5,664,200	$3,151,088	$4,022,868	$1,107,168	$6,099,418	$2,038,990	$221,548	$22,305,280
Equity method investments	—	—	—	1,107,168	886,441	221,565	3,742	2,218,916
December 31, 2017
Total assets	$5,813,552	$2,810,135	$4,094,596	$—	$9,251,963	$2,714,840	$100,564	$24,785,650
Equity method investments	—	—	—	—	1,315,670	207,642	3,742	1,527,054

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Total income by geography:
United States	$598,013	$714,518	$1,823,842	$2,072,950
Europe	81,778	85,909	229,163	234,922
Other	—	907	302	2,709
Total (1)	$679,791	$801,334	$2,053,307	$2,310,581

(In thousands)	September 30, 2018	December 31, 2017
Long-lived assets by geography:
United States	$12,925,574	$13,224,197
Europe	1,474,564	1,749,282
Total (2)	$14,400,138	$14,973,479
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, real estate related intangible assets, and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets.

25. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $3,831 and $0, respectively	$383,466	$334,749
Cash paid for income taxes, net of refunds	13,193	36,747
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$84,604	$187,145
Net assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed (Note 4)	936,547	—
Redemption of OP Units for common stock	28,904	22,788
Improvements in operating real estate in accrued and other liabilities	3,705	5,033
Deconsolidation of net assets of securitization trusts (Note 15)	131,386	—
Change in contributions receivable from noncontrolling interests	25,501	4,734
Assets held for sale contributed to equity method investee	20,350	—
Deferred tax liabilities assumed by buyer of related real estate	26,629	—
Debt assumed by buyer in sale of real estate	196,416	1,258,558
Foreclosures and exchanges of loans receivable for real estate	26,001	14,576
Net assets of investment entity deconsolidated, net of cash and restricted cash contributed	—	153,368
Preferred stock redemptions payable	—	322,118
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	—	66,020
Share repurchase payable	—	6,588
Assets acquired in Merger, net of cash and restricted cash assumed (Note 3)	—	16,777,092
Liabilities assumed in Merger (Note 3)	—	11,299,855
Noncontrolling interests assumed in Merger (Note 3)	—	592,690
Common stock issued for acquisition of NSAM and NRF (Note 3)	—	5,710,134
Preferred stock issued for acquisition of NRF (Note 3)	—	1,010,320
Net assets acquired in CPI restructuring, net of cash and restricted cash assumed (Note 3)	—	219,278
Net assets acquired in THL Hotel Portfolio (Note 3)	—	361,346

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net assets of sponsored fund consolidated, net of cash and restricted cash assumed (Note 15)	—	13,370
Proceeds from loan repayments and asset sales held in escrow	—	21,263
Exchange of notes for class A common shares	—	2,968
Proceeds from secured financing in other assets	—	22,856

26. Subsequent Events
Following a strategic review process, on November 7, 2018, the Company announced a corporate restructuring and reorganization plan that is expected to reduce its global workforce by approximately 15%.

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

•	our ability to realize substantial efficiencies and synergies and anticipated strategic and financial benefits of the Merger;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Merger and our other acquisitions;

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
Overview
We are a leading global investment management firm with approximately $44 billion in assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe Corp. (NYSE: NRE) which are externally managed by subsidiaries of the Company; and (c) various other equity and debt investments. The Company is headquartered in Los Angeles, with key offices in New York, Paris and London, and has over 400 employees in 17 locations in ten countries.
We were organized on May 31, 2016 as a Maryland corporation, and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As of September 30, 2018, we owned 94% of the Operating Company and are its sole managing member.
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
The CLNY Contributed Portfolio comprised the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony Credit's strategy. The contribution of the CLNY Contributed Portfolio was a tax-free transaction to the Company.
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 and Colony Credit's class A common stock began trading on the NYSE on February 1, 2018 under the symbol "CLNC." The Combination created a prominent publicly-listed commercial real estate credit REIT.
Upon closing of the Combination, the Company and its affiliates, NorthStar I stockholders and NorthStar II stockholders each own approximately 37%, 32% and 31%, respectively, of Colony Credit on a fully diluted basis.
On June 25, 2018, Colony Credit changed its name from "Colony NorthStar Credit Real Estate, Inc." to "Colony Credit Real Estate, Inc." Additionally, in June 2018, Colony Credit was added to the Small-cap Russell 2000 and broad-market Russell 3000 Indexes.
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
Highlights
During the nine months ended September 30, 2018 and through November 6, 2018, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•	Consummated the Combination to create Colony Credit, a prominent publicly-listed commercial real estate credit REIT. Colony Credit's class A common stock began trading on the NYSE on February 1, 2018.

•	Syndicated 30% of our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•
Closed on a co-sponsored digital real estate infrastructure vehicle on February 28, 2018, in partnership with Digital Bridge. As of November 6, 2018, total callable commitments of the vehicle were $4.0 billion, inclusive of our capital commitments which are capped at $250 million.

•
Participated in the acquisition of an interest in a multinational European hospitality group, AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million in our sponsored fund, together with $760 million of third party capital raised and managed by us.

•
Continued fundraising in our open-end industrial fund with $329 million of additional capital raised, bringing total third party capital raised to date in our industrial platform to approximately $1.5 billion.

Financing and Capital Transactions

•
Repurchased 54.8 million shares of our class A common stock for approximately $319 million under our February 2018 $300 million stock repurchase program which was completed in May 2018, and our additional $300 million stock repurchase program announced in May 2018.

•	Redeemed all outstanding shares of our Series D preferred stock for $200 million.

Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Healthcare	$147,907	$157,732	$(15,051)	$(22,318)	$(12,197)	$(17,219)
Industrial	73,902	63,410	6,296	5,741	1,001	1,602
Hospitality	224,384	221,987	(66,620)	4,169	(62,900)	3,319
CLNC	—	—	(19,480)	—	(18,328)	—
Other Equity and Debt	182,288	279,952	88,053	146,558	57,715	103,123
Investment Management	44,127	64,918	23,509	30,757	19,145	28,484
Amounts not allocated to segments	2,161	1,854	(30,653)	(92,318)	(27,226)	(85,401)
	$674,769	$789,853	$(13,946)	$72,589	$(42,790)	$33,908
Nine Months Ended September 30,
Healthcare	$445,921	$455,902	$(47,665)	$(42,978)	$(36,913)	$(33,728)
Industrial	215,132	176,577	17,285	15,332	3,089	4,815
Hospitality	649,539	619,222	(71,735)	6,303	(67,183)	5,122
CLNC	—	—	(17,721)	—	(16,670)	—
Other Equity and Debt	578,392	635,011	218,235	512,096	138,157	403,046
Investment Management	136,191	185,089	(109,815)	76,858	(108,445)	70,734
Amounts not allocated to segments	5,857	4,589	(70,677)	(337,640)	(61,565)	(312,142)
	$2,031,032	$2,076,390	$(82,093)	$229,971	$(149,530)	$137,847
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2018
Real estate, net	$5,234,325	$2,811,976	$3,764,562	$—	$2,147,661	$—	$—	$13,958,524
Loans receivable, net	51,035	—	—	—	1,715,783	17,673	—	1,784,491
Investments in unconsolidated ventures	—	—	—	1,107,168	998,372	221,565	3,742	2,330,847
Securities, at fair value	—	—	—	—	139,028	—	—	139,028
Debt, net	3,220,645	1,062,728	2,599,798	—	2,136,827	—	847,978	9,867,976
December 31, 2017
Real estate, net	$5,298,168	$2,451,091	$3,881,857	$—	$2,833,142	$—	$—	$14,464,258
Loans receivable, net	70,641	—	—	—	3,135,450	17,671	—	3,223,762
Investments in unconsolidated ventures	—	—	—	—	1,443,855	207,642	3,742	1,655,239
Securities, at fair value	—	—	—	—	383,942	—	—	383,942
Debt, net	3,242,837	1,001,458	2,560,485	—	3,126,428	—	896,602	10,827,810
Comparison of 2018 to 2017
As a result of the Merger, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony, and the results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017. Additionally, as a result of the Combination which closed on January 31, 2018, the historical financial information in 2018 includes one month of operating results from the CLNY Contributed Portfolio prior to their contribution to Colony Credit; thereafter, 2018 reflects our share of results from our equity method investment in Colony Credit. Consequently, our results for the three and nine months ended September 30, 2018 are not directly comparable to the same periods in 2017.

Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Our consolidated results of operations were as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$567,981	$613,665	$(45,684)
Interest income	59,990	106,479	(46,489)
Fee income	35,055	59,693	(24,638)
Other income	11,743	10,016	1,727
Total revenues	674,769	789,853	(115,084)
Expenses
Property operating expense	307,795	332,006	(24,211)
Interest expense	145,117	152,054	(6,937)
Investment and servicing expense	11,117	18,421	(7,304)
Transaction costs	228	4,636	(4,408)
Placement fees	5,184	—	5,184
Depreciation and amortization	145,310	162,694	(17,384)
Provision for loan loss	7,825	5,116	2,709
Impairment loss	76,497	24,073	52,424
Compensation expense	46,726	85,022	(38,296)
Administrative expenses	23,278	26,502	(3,224)
Total expenses	769,077	810,524	(41,447)
Other income
Gain on sale of real estate	35,120	72,541	(37,421)
Earnings from investments in unconsolidated ventures	13,798	17,447	(3,649)
Other gain (loss), net	29,677	(8,822)	38,499
Income (loss) before income taxes	(15,713)	60,495	(76,208)
Income tax benefit	1,767	10,613	(8,846)
Income (loss) from continuing operations	(13,946)	71,108	(85,054)
Income from discontinued operations	—	1,481	(1,481)
Net income (loss)	(13,946)	72,589	(86,535)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	865	1,678	(813)
Investment entities	32,382	36,906	(4,524)
Operating Company	(4,403)	97	(4,500)
Net income (loss) attributable to Colony Capital, Inc.	(42,790)	33,908	(76,698)
Preferred stock redemption	—	(918)	918
Preferred stock dividends	27,185	33,176	(5,991)
Net income (loss) attributable to common stockholders	$(69,975)	$1,650	(71,625)

Property Operating Income and Expenses

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$146,462	$156,107	$(9,645)
Industrial	73,036	62,711	10,325
Hospitality	224,327	221,965	2,362
Other Equity and Debt	124,156	172,882	(48,726)
	$567,981	$613,665	(45,684)
Property operating expenses:
Healthcare	$66,298	$73,217	$(6,919)
Industrial	21,409	16,620	4,789
Hospitality	146,440	143,042	3,398
Other Equity and Debt	73,648	99,127	(25,479)
	$307,795	$332,006	(24,211)
Healthcare—Property operating income and expenses were lower overall in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to three skilled nursing facilities that were converted into net lease properties in November 2017 (which resulted in income recorded net of certain operating expenses), as well as the sales of our non-core healthcare properties. Additionally, the decrease in property operating income was also due to rent concessions granted in the third quarter of 2018, while the decrease in property operating expenses was partially offset by lower bad debt expense in the third quarter of 2018.
Industrial—Increases in property operating income and expenses for the three months ended September 30, 2018 compared to the same period in 2017 reflect the continued growth of our industrial portfolio. As of September 30, 2018 and September 30, 2017, our industrial portfolio consisted of 406 and 388 buildings, respectively, with a net addition of 18 buildings and approximately 4.8 million rentable square feet between September 30, 2017 and September 30, 2018.
Comparing our industrial portfolio on a same store basis for the three months ended September 30, 2018 and 2017, the increase in property operating income reflects generally higher rental rates on new and renewed leases as well as higher tenant reimbursements. Average occupancy, however, decreased to 93.5% for the three months ended September 30, 2018 compared to 94.4% for the same period in 2017, partially due to delays in tenant build-outs which in turn delayed lease commencements. Same store property operating expenses also increased during this period, primarily due to higher real estate taxes as well as repair and maintenance costs.

	Three Months Ended September 30,		Change
($ in thousands)	2018	2017	Amount	%
Industrial: (1)
Same store property operating income	$46,793	$45,794	$999	2.2%
Same store property operating expenses	13,666	12,513	1,153	9.2%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior calendar years. Stabilized properties are held for more than one year or are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 259 buildings.

Hospitality—Property operating income and expenses were higher in the three months ended September 30, 2018, compared to the same period in 2017. Overall, revenue per available room ("RevPAR") remained flat but occupancy increased marginally from 78.1% to 78.7% comparing the three months ended September 30, 2018 and 2017. Outside of room revenue, other income was also higher with increases in parking and cancellation fees as well as food and beverage income. In terms of property operating expenses, the increase was driven largely by higher labor costs, property taxes as well as property operations and maintenance.
Other Equity and Debt—Property operating income and expenses decreased $48.7 million and $25.5 million, respectively, for the three months ended September 30, 2018 compared to the same period in 2017. This can be attributed to continued sales of our non-core properties over time, deconsolidation of a real estate investment following a third party syndication in September 2017, as well as our contribution of $219.7 million of real estate to Colony Credit on January 31, 2018 which had previously contributed $6.3 million of property operating income and $2.2 million of property operating expenses in the third quarter of 2017.

Interest Income
Interest income decreased $46.5 million for the three months ended September 30, 2018 compared to the same period in 2017. The decrease can be attributed to the contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which reduced interest income by $36.4 million, $9.0 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, as well as decreases due to continued loan repayments, payoffs and sales.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Institutional funds	$12,945	$16,001	$(3,056)
Non-traded REITs	6,143	24,667	(18,524)
Public companies—NRE, Colony Credit	15,708	3,770	11,938
Broker-dealer, Townsend private funds and other clients	259	15,255	(14,996)
	$35,055	$59,693	(24,638)
Fee income decreased $24.6 million during the three months ended September 30, 2018 compared to the same period in 2017. This resulted primarily from sale of the Townsend investment management business in December 2017, which had contributed $14.8 million of fee income in the third quarter of 2017. Additionally, an amendment to the advisory agreement with NorthStar Healthcare that became effective in 2018, which changed its management fee basis from 1% of gross assets to 1.5% of NAV and no longer provides for acquisition fees, resulted in a $7.4 million decrease in fee income. Fee income from our institutional funds business also decreased by $3.1 million as continued realization of investments by liquidating funds more than offset fees from new fee-earning capital. Fee income from Colony Credit, which replaced fees from NorthStar I and NorthStar II, was fairly consistent in the periods under comparison. Although Colony Credit has a larger fee base from converting our on balance sheet equity into fee generating assets under management through contribution of the CLNY Contributed Portfolio to Colony Credit, its fee structure excludes one-off acquisition and disposition fees, which aggregated to $5.2 million for NorthStar I and NorthStar II in the third quarter of 2017.
Other Income
Other income increased $1.7 million in the three months ended September 30, 2018 compared to the same period in 2017, attributable to amounts grossed up in other income and equity-based compensation expense beginning in 2018 related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, partially offset by lower recovery income from our loan portfolios which continue to be resolved or sold over time.
Interest Expense

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$47,620	$48,586	$(966)
Industrial	10,872	8,803	2,069
Hospitality	41,646	35,351	6,295
Other Equity and Debt	31,306	46,333	(15,027)
Corporate-level debt	13,673	12,981	692
	$145,117	$152,054	(6,937)
The net $6.9 million decrease in interest expense during the three months ended September 30, 2018 compared to the same period in 2017 can be attributed to the following:
Healthcare—Approximately $1.0 million decrease in interest expense can be attributed to the effect of early debt payoff from sale of our non-core healthcare property in the third quarter of 2018 and continued debt paydowns over time, partially offset by the effect of higher LIBOR on variable rate debt.
Industrial—$2.1 million increase in interest expense reflects the financing costs from additional debt obtained to fund our portfolio growth, with total outstanding debt principal in this segment of $1.1 billion at September 30, 2018 compared to $0.9 billion at September 30, 2017.

Hospitality—Net increase in interest expense of $6.3 million resulted from additional debt obtained upon refinancing of one of our hotel portfolios as well as the effect of higher LIBOR on variable rate debt, partially offset by a lower periodic expense of debt discount in 2018 following the extension of a debt maturity in December 2017.
Other Equity and Debt—$15.0 million decrease in interest expense resulted primarily from (i) $6.4 million decrease in interest expense related to approximately $380 million of debt contributed to Colony Credit in January 2018, (ii) $5.4 million decrease in interest expense from sale and deconsolidation of our securitization trusts in the second quarter of 2018, (iii) $3.2 million decrease in interest expense from deconsolidation of a real estate investment following a third party syndication in September 2017, as well as (iv) the effect of debt payoffs from continued sales and resolutions of our non-core investments, partially offset by (v) $3.1 million increase in interest expense from the THL Hotel Portfolio subsequent to its debt refinancing.
Corporate-level debt—$0.7 million net increase in interest expense can be attributed primarily to our junior subordinated notes as a result of higher LIBOR as well as marginally higher utilization of our corporate facility.
Investment and Servicing Expense
Investment and servicing expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to investment level debt refinancing or restructuring, and unconsummated deal costs. The $7.3 million decrease in expenses for the three months ended September 30, 2018 compared to the same period in 2017 can be attributed primarily to the accelerated expense recognition on a non-employee RSU award that became fully vested in September 2017, lower expenses incurred in connection with our loan portfolios and the THL Hotel Portfolio as they are resolved or sold over time, as well as expenses associated with the Townsend business that was sold in December 2017.
Transaction Costs
Transaction costs are $4.4 million lower in the three months ended September 30, 2018 compared to the same period in 2017. The prior year included transaction costs incurred in connection with the foreclosure of the THL Hotel Portfolio.
Placement Fees
Placement fees incurred in the third quarter of 2018 were in connection with fundraising for our co-investment vehicle in AccorInvest.
Depreciation and Amortization
The net decrease of $17.4 million in depreciation and amortization for the three months ended September 30, 2018 compared to the same period in 2017 can be attributed to the following: (i) contribution of real estate to Colony Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; (ii) deconsolidation of a real estate investment following a third party syndication in September 2017; as well as (iii) lower amortization on our investment management intangible assets following the sale of Townsend in December 2017, write-off of management contracts in connection with the Combination in January 2018 and write-off of the NorthStar trade name in June 2018; all of which were partially offset by (iv) continued growth in our industrial portfolio.
Provision for Loan Losses

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Non-PCI loans	$214	$3,965	$(3,751)
PCI loans	7,611	1,151	6,460
Total provision for loan losses	$7,825	$5,116	2,709
Provision for loan losses was $2.7 million higher in the three months ended September 30, 2018 compared to the same period in 2017. The third quarter of 2017 had included a $2.9 million recovery of provision on PCI loans and absent the recovery, overall provision for loan losses would have been fairly consistent with the third quarter of 2018. Provision for loan loss in the third quarter of 2018 relates primarily to PCI loans, attributable to a decline in collateral value and write-downs upon sale of two loan portfolios. Outside of PCI loans, provision for loan loss in the third quarter of 2017 was in connection with a development loan and a loan in our healthcare segment.
Of the total provision for loan losses, $5.3 million and $2.5 million in the three months ended September 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Impairment Loss

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Healthcare	$(274)	$8,250	$(8,524)
Industrial	774	44	730
Hospitality	61,865	—	61,865
Other Equity and Debt	7,132	6,718	414
Investment Management	7,000	9,061	(2,061)
	$76,497	$24,073	52,424
Healthcare—In the three months ended September 30, 2018, there was a $0.2 million impairment of sold real estate and a $0.5 million reversal of impairment upon final assessment and settlement of hurricane-related loss, which was initially recorded in the third quarter of 2017, as reflected in the approximately $8.3 million impairment in 2017.
Industrial—Impairment in the three months ended September 30, 2018 and 2017 are both related to properties sold or held for sale.
Hospitality—Impairment was recorded on certain properties for which we adopted a sales strategy in the third quarter of 2018, with the intention of initiating a sale in the near term. Prior to the third quarter of 2018, we held a long-term hold strategy on these properties. Impairment was estimated based on indicative broker price opinions to ascertain the recoverable value of these properties.
Other Equity and Debt—Impairment in the third quarter of 2018 arose primarily from two properties in our THL Hotel Portfolio that are being sold and certain of our European properties. In the third quarter of 2017, impairment was related primarily to our non-core limited service hotels and net lease properties that were sold and certain of our European properties.
Investment Management—Impairment of $7.0 million was recorded on the NorthStar Healthcare management contract intangible in the third quarter of 2018 based upon revised estimated future cash flows. The $9.1 million impairment in the third quarter of 2017 represented a then preliminary write-down of goodwill allocated to the Townsend operating segment, which was subsequently reversed upon finalization of the net asset value and sales price of the Townsend business upon closing of its sale in December 2017.
Of the $76.5 million and $24.1 million of total impairment for the three months ended September 30, 2018 and 2017, $4.9 million and $4.7 million was attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The table below provides the components of compensation expense:

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$33,741	$43,969	$(10,228)
Equity-based compensation	11,474	7,848	3,626
	45,215	51,817	(6,602)
Merger-related compensation expense:
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	—	30,336	(30,336)
Severance and other employee transition	1,511	2,869	(1,358)
	1,511	33,205	(31,694)
Total compensation expense	$46,726	$85,022	(38,296)
Compensation expense for the three months ended September 30, 2017 included $31.7 million of incremental Merger-related costs, predominantly equity-based compensation related to replacement equity awards issued to certain NSAM executives which vested one year from the Closing Date, as well as $7.9 million of compensation costs in connection with the Townsend business that was sold in December 2017 and the broker-dealer business that was contributed to Colony S2K in April 2018.
Excluding these costs, compensation expense increased $1.3 million in the three months ended September 30, 2018 compared to the same period in 2017 as a result of higher equity-based compensation in 2018 from new equity grants, including a $2.9 million gross up of equity-based compensation related to equity awards granted by Colony Credit and

NRE to the Company and its employees, partially offset by lower overall cash compensation, driven by lower bonus accruals.
Administrative Expense
Administrative expense was $23.3 million in the three months ended September 30, 2018, a $3.2 million decrease from the same period in 2017, largely due to a decrease in overall rent expense after the Merger and lower administrative expenses related to our broker-dealer business which was contributed to Colony S2K in April 2018.
Gain on Sale of Real Estate

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
Industrial	$2,104	$—	$2,104
Other Equity and Debt	33,016	72,541	(39,525)
	$35,120	$72,541	(37,421)
Industrial—We recorded a $2.1 million gain from the sale of one building in Denver during the three months ended September 30, 2018, while the sale of one property in Atlanta during the third quarter of 2017 did not result in a gain.
Other Equity and Debt—We recorded gains totaling $33.0 million in the three months ended September 30, 2018, predominantly from sales of our European properties, of which $28.6 million was from the sale of a net lease property in Norway to Colony Credit. The $72.5 million gain in the three months ended September 30, 2017 was primarily driven by a $68.1 million gain from the sale of two net lease properties in Switzerland.
Gain on sale of $4.3 million and $3.1 million in the three months ended September 30, 2018 and 2017, respectively, was attributed to noncontrolling interests in investment entities.
Earnings (Losses) from Investments in Unconsolidated Ventures

	Three Months Ended September 30,
(In thousands)	2018	2017	Change
CLNC	$(19,480)	$—	$(19,480)
Other Equity and Debt	24,517	13,071	11,446
Investment Management	8,761	4,376	4,385
	$13,798	$17,447	(3,649)
CLNC—For the three months ended September 30, 2018, our share of net loss from Colony Credit was $19.5 million. The loss was largely driven by: (i) a provision for loan loss on four related New York hospitality loans in which the progress of discussions with the borrower in the third quarter of 2018 led Colony Credit to explore additional options for a potential resolution, including a recapitalization and earlier than expected receipt and sale of collateral; as well as (ii) impairments on three properties arising from new developments in the third quarter of 2018, including a reduction in estimated holding period and tenant vacancy.
Other Equity and Debt—Earnings from investments in unconsolidated ventures was $11.4 million higher during the three months ended September 30, 2018 compared to the same period in 2017, attributable primarily to (i) additional fundings made on our preferred equity and ADC loan investments, (ii) increase in fair value of AccorInvest which is held through our sponsored fund, (iii) higher share of net income from our interest in NRE, and (iv) a net gain from our remaining private equity fund investments compared to a net loss in prior year. These increases were partially offset by the loss in earnings following our contribution of investments to Colony Credit on January 31, 2018.
Investment Management—We recorded net earnings of $8.8 million during the three months ended September 30, 2018 compared to net earnings of $4.4 million in the same period in 2017. The increase was driven by approximately $8.5 million of carried interest allocation from our sponsored open-end industrial fund and AccorInvest fund, $3.5 million of income, primarily management fees, from our joint venture with Digital Bridge that co-manages our digital infrastructure vehicle, partially offset by $8.2 million of impairment recorded on an equity method investee.
Earnings from investments in unconsolidated ventures of $8.3 million and $6.9 million in the three months ended September 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Other Gain (Loss), Net
Other gain was $29.7 million for the three months ended September 30, 2018 compared to a loss of $8.8 million, for the three months ended September 30, 2017, a difference of $38.5 million net gain, which can be attributed primarily to the following:

•
a $27.5 million gain compared to a $8.5 million loss recorded in the third quarter of 2018 and 2017, respectively, due to rising interest rates on a non-designated out-of-money interest rate swap assumed through the Merger. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt; and

•	$7.2 million other-than-temporary impairment and $3.2 million loss from write-offs in our CRE securities portfolio in the third quarter of 2017.
These increases were partially offset by:

•	a $1.1 million loss on remeasurement of a foreign currency loan receivable in our healthcare segment in the third quarter of 2018 compared to a $2.6 million gain in the same period in 2017; and

•
a $6.1 million unrealized gain in the third quarter of 2017 on the contingent consideration liability in connection with Colony's management internalization in 2015. There was no unrealized gain or loss recognized in the third quarter of 2018 as the contingent consideration had a final measurement on June 30, 2018, the end of its earnout period, and was settled in August 2018 (refer to Note 14 to the consolidated financial statements).

Income Tax Benefit
We recorded an income tax benefit of $1.8 million in the three months ended September 30, 2018 compared to $10.6 million in the three months ended September 30, 2017. A preliminary impairment on the Townsend goodwill, which was tax-deductible, contributed to the larger income tax benefit in the third quarter of 2017. In the third quarter of 2018, income tax benefit was lower, partially resulting from the Tax Cuts and Jobs Act enacted in December 2017, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. Net loss from discontinued operations in the three months ended September 30, 2017 was derived from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017, which were fully disposed in the second quarter of 2018.
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

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Our consolidated results of operations were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$1,713,349	$1,541,050	$172,299
Interest income	168,027	333,286	(165,259)
Fee income	111,821	167,262	(55,441)
Other income	37,835	34,792	3,043
Total revenues	2,031,032	2,076,390	(45,358)
Expenses
Property operating expense	934,239	802,072	132,167
Interest expense	447,315	418,592	28,723
Investment and servicing expense	55,721	43,968	11,753
Transaction costs	3,585	94,416	(90,831)
Placement fees	6,477	2,398	4,079
Depreciation and amortization	427,911	453,225	(25,314)
Provision for loan loss	27,133	12,907	14,226
Impairment loss	299,729	45,353	254,376
Compensation expense	151,369	257,599	(106,230)
Administrative expenses	72,638	80,163	(7,525)
Total expenses	2,426,117	2,210,693	215,424
Other income
Gain on sale of real estate	96,266	96,701	(435)
Earnings from investments in unconsolidated ventures	47,938	253,833	(205,895)
Other gain (loss), net	133,731	(7,291)	141,022
Income (loss) before income taxes	(117,150)	208,940	(326,090)
Income tax benefit	35,159	6,990	28,169
Income (loss) from continuing operations	(81,991)	215,930	(297,921)
Income (loss) from discontinued operations	(102)	14,041	(14,143)
Net income (loss)	(82,093)	229,971	(312,064)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,042	3,015	(973)
Investment entities	79,904	87,765	(7,861)
Operating Company	(14,509)	1,344	(15,853)
Net income (loss) attributable to Colony Capital, Inc.	(149,530)	137,847	(287,377)
Preferred stock redemption	(3,995)	4,530	(8,525)
Preferred stock dividends	89,960	98,328	(8,368)
Net income (loss) attributable to common stockholders	$(235,495)	$34,989	(270,484)

Property Operating Income and Property Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$441,438	$451,099	$(9,661)
Industrial	212,358	175,064	37,294
Hospitality	648,845	619,027	29,818
Other Equity and Debt	410,708	295,860	114,848
	$1,713,349	$1,541,050	172,299
Property operating expenses:
Healthcare	$203,247	$206,363	$(3,116)
Industrial	62,703	49,312	13,391
Hospitality	425,856	401,351	24,505
Other Equity and Debt	242,433	145,046	97,387
	$934,239	$802,072	132,167
Healthcare—Property operating income and expenses for the nine months ended September 30, 2018 and 2017 are not directly comparable as the 2017 period excluded 10 days of pre-Merger results.
After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses decreased $25.3 million and $10.4 million, respectively, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to three skilled nursing facilities that were converted into net lease properties in November 2017 (which resulted in income recorded net of certain operating expenses), as well as sales of our non-core healthcare properties. Additionally, property operating income was also reduced by the accelerated amortization of above-market leases following lease modifications in the second quarter of 2018, as well as rent concessions granted in 2018, both of which were partially offset by termination fees from an early lease termination in the first quarter of 2018.
Industrial—Increases in property operating income and expenses for the nine months ended September 30, 2018 and 2017 reflect the continued growth of our industrial portfolio. As of September 30, 2018 and September 30, 2017, our industrial portfolio consisted of 406 and 388 buildings, respectively, with a net addition of 18 buildings and approximately 4.8 million rentable square feet between September 30, 2017 and September 30, 2018.
Comparing our industrial portfolio on a same store basis for the nine months ended September 30, 2018 and 2017, the increase in property operating income reflects generally higher rental rates on new and renewal leases as well as higher tenant reimbursements. Average occupancy, however, decreased to 94.0% from 95.1% for the nine months ended September 30, 2018 and 2017, partially due to delays in tenant build-outs which in turn delayed lease commencements. Same store property operating expenses also increased during this period, primarily due to higher real estate taxes, repair and maintenance costs as well as bad debt expense.

	Nine Months Ended September 30,
($ in thousands)	2018	2017	% change
Industrial: (1)
Same store property operating income	$142,396	$137,039	3.9%
Same store property operating expenses	42,130	38,557	9.3%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior calendar years. Stabilized properties are held for more than one year or are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 259 buildings.

Hospitality—Property operating income and expenses for the nine months ended September 30, 2018 compared to the same period in 2017 are not directly comparable as the 2017 period excluded 10 days of pre-Merger results. After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses increased $13.2 million and $11.9 million, respectively. The overall increase can be attributed to a 2.1% higher RevPar, which in turn was driven by higher occupancy, increasing 1.3% from 75.3% to 76.3% in the nine months ended September 30, 2018 compared to the same period in 2017, supported by strong corporate and group demand as well as post-renovation demand in the first half of 2018. In addition to room revenue, there was higher other income such as food and beverage, parking and cancellation fees. In terms of property operating expenses, the increase was driven largely by higher labor costs, some of which was related to a franchisor's new food and beverage wage rate program, and to a lesser extent, by a combination of higher operating expenses which are tied to revenues, property taxes as well as property operations and maintenance.
Other Equity and Debt—Property operating income and expenses increased by $114.8 million and $97.4 million, respectively, during the nine months ended September 30, 2018 compared to the same period in 2017. This can be attributed primarily to the THL Hotel Portfolio which was acquired through a consensual foreclosure in July 2017, therefore 2018 included an additional $167.9 million of hotel operating income and $118.3 million of hotel operating expenses from the first six months of 2018. However, these increases were partially offset by decreases resulting from continued sales of our non-core properties, deconsolidation of a real estate investment following a third party syndication in September 2017, as well as our contribution of $219.7 million of real estate to Colony Credit on January 31, 2018 which had contributed decreases of $15.4 million in property operating income and $4.9 million in property operating expenses.
Interest Income
Interest income decreased $165.3 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which reduced interest income by $98.9 million, $20.6 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, consensual foreclosure of the THL Hotel Portfolio loan on July 1, 2018 which had previously contributed interest income of $18.8 million, as well as decreases due to continuing loan repayments, payoffs and sales.
Fee Income
Fee income is earned from the following sources:

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Institutional funds	$43,257	$46,287	$(3,030)
Non-traded REITs	23,846	67,693	(43,847)
Public company—NRE, Colony Credit	44,099	10,495	33,604
Broker-dealer, Townsend funds and other clients	619	42,787	(42,168)
	$111,821	$167,262	(55,441)
Fee income decreased $55.4 million during the nine months ended September 30, 2018 compared to the same period in 2017. This resulted primarily from sale of the Townsend investment management business in December 2017, which had contributed $41.1 million of fee income during the nine months ended September 30, 2017. Additionally, an amendment to the advisory agreement of NorthStar Healthcare that became effective in 2018, which changed its management fee basis from 1% of gross assets to 1.5% of NAV and no longer provides for acquisition fees, contributed a decrease in fee income of $14.5 million. Fee income from our institutional funds business also recorded a net decrease of $3.0 million as continued realization of investments by liquidating funds more than offset fees from new capital raised. These decreases were partially offset by an approximately $2.0 million increase in fee income from Colony Credit, which replaced fees from non-traded REITs, NorthStar I and NorthStar II, and has a larger fee base as we converted our on balance sheet equity into fee generating assets under management through contribution of the CLNY Contributed Portfolio to Colony Credit. Fee income from NRE also recorded a $1.9 million increase resulting from a higher net asset value in 2018.
Other Income
Other income increased $3.0 million in the nine months ended September 30, 2018 compared to the same period in 2017, attributable primarily to (i) amounts grossed up in other income and equity-based compensation expense beginning in 2018 related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, and to a lesser extent, (ii) higher dividend income from a sponsored private fund that was consolidated in the third quarter of 2017, and (iii) higher CDO advisory fees following a deconsolidation of a CDO securitization trust, all of which were partially offset by (iv) lower recovery income from our loan portfolios which continue to be resolved or sold over time, as well as (v) lower cost reimbursement income from our sponsored retail companies, in particular following the Combination.

Interest Expense

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$143,740	$137,522	$6,218
Industrial	31,918	29,163	2,755
Hospitality	112,501	98,484	14,017
Other Equity and Debt	118,062	112,782	5,280
Corporate-level debt	41,094	40,641	453
	$447,315	$418,592	28,723
The $28.7 million net increase in interest expense for the nine months ended September 30, 2018 compared to the same period in 2017 can be attributed to the following:
Healthcare—Interest expense in the nine months ended September 30, 2018 and 2017 are not directly comparable as the nine months ended September 30, 2017 excluded 10 days of interest expense pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, there was a marginal increase in interest expense of $0.4 million in the nine months ended September 30, 2018 compared to the same period in 2017, attributable to the impact of higher LIBOR on variable rate debt which was offset by early debt payoffs from sales of our non-core healthcare properties and continued debt paydowns over time.
Industrial—Net increase in interest expense of $2.8 million resulted from new financing obtained to fund our portfolio growth, partially offset by accelerated amortization of deferred financing costs upon extinguishment of our variable rate acquisition debt through a refinancing in the first and second quarters of 2017.
Hospitality—Interest expense in the nine months ended September 30, 2018 and 2017 are not directly comparable as the nine months ended September 30, 2017 excluded 10 days of interest expense pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, interest expense increased approximately $11.0 million in the nine months ended September 30, 2018 compared to the same period in 2017 resulting from a combination of (i) additional debt obtained upon refinancing of one of our hotel portfolios, (ii) higher deferred financing costs from a full year of expense in 2018 and additional debt refinanced in 2018, as well as (iii) the impact from higher LIBOR on variable rate debt, all of which were partially offset by (iv) lower periodic expense of debt discount in 2018 following the extension of a debt maturity in December 2017.
Other Equity and Debt—$5.3 million increase in interest expense driven by (i) $37.8 million increase in interest expense due to debt assumed from the consensual foreclosure of the THL Hotel Portfolio in July 2017, partially offset by (ii) $19.3 million decrease in interest expense related to approximately $380 million of debt contributed to Colony Credit in January 2018, (iii) $7.0 million decrease in interest expense from sale and deconsolidation of our securitization trusts in the second quarter of 2018, (iv) $4.1 million decrease in interest expense from deconsolidation of a real estate investment following a third party syndication in September 2017, and (v) the effect of debt payoffs from continued sales and resolutions of our non-core investments.
Corporate-level debt—Interest expense in the nine months ended September 30, 2018 and 2017 are not directly comparable as the nine months ended September 30, 2017 excluded 10 days of interest expense pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, there was a marginal increase in interest expense of $0.1 million as the effect of higher LIBOR on our credit line and junior subordinated debt was largely offset by lower utilization of our credit line.
Investment and Servicing Expense
Investment and servicing expense includes costs incurred for servicing and managing loan portfolios and foreclosed properties, fees paid to third parties for management of our real estate portfolios, fees incurred in relation to investment-level debt refinancing or restructuring, and unconsummated deal costs. The $11.8 million increase in costs for the nine months ended September 30, 2018 compared to the same period in 2017 can be attributed primarily to a write-off of cost reimbursement receivable from NorthStar/RXR NY Metro following the termination of its offering period in March 2018, a write-off of organization and offering costs receivable related to certain retail companies, as well as special servicing and hotel management fees incurred in connection with the THL Hotel Portfolio acquired in July 2017. These increases were partially offset by expense recognition of a non-employee RSU award which became fully vested in September 2017, lower expenses related to our loan portfolios as they are resolved or sold over time, as well as expenses incurred in 2017 associated with the Townsend business that was sold and the broker-dealer business that was contributed to the Colony S2K joint venture.
Transaction Costs
Significant transaction costs totaling $85.3 million were incurred in the nine months ended September 30, 2017 in relation to the Merger, consisting of primarily professional fees for legal, financial advisory, accounting and consulting services, including $66.8 million of investment banking fees that were contingent upon closing of the Merger. Excluding Merger-related costs, the higher transaction costs in 2017 can also be attributed to costs incurred in connection with the foreclosure of the THL Hotel Portfolio and acquisition of a distressed loan portfolio in Ireland.
Placement Fees
Placement fees were $6.5 million in the nine months ended September 30, 2018 and $2.4 million in the same period last year. The higher fees in 2018 were attributed to the fundraising for our co-investment vehicle in AccorInvest while fees incurred in 2017 were in connection with fundraising for our open-end industrial fund and our distressed credit fund.
Depreciation and Amortization
The net decrease of $25.3 million in depreciation and amortization for the nine months ended September 30, 2018 compared to the same period in 2017 can be attributed to the following: (i) contribution of real estate to Colony Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; (ii) deconsolidation of a real estate investment following a third party syndication in September 2017; as well as (iii) lower amortization on our investment management intangible assets following the sale of Townsend in December 2017, write-off of management contracts in connection with the Combination in January 2018 and write-off of the Northstar trade name in June 2018, all of which were partially offset by (iv) lower expenses in the nine months ended September 30, 2017 on assets acquired through the Merger as 2017 excluded 10 days of activities pre-Merger; (v) acquisition of the THL Hotel Portfolio through a consensual foreclosure in July 2017, and (vi) continued growth in our industrial portfolio.
Provision for Loan Losses

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Non-PCI loans	$7,950	$6,890	$1,060
PCI loans	19,183	6,017	13,166
Total provision for loan losses	$27,133	$12,907	14,226
Provision for loan losses was $14.2 million higher in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to higher provision on PCI loans, driven by write-downs on our loan portfolios upon sale. Additionally, the nine months ended September 30, 2017 had included $4.4 million recovery of provision on PCI loans. In terms of non-PCI loans, provision for loan loss in 2018 arose largely from the sale of our interest in a securitization trust that resulted in a deconsolidation of the trust in June 2018 and from a loan that is in maturity default, while the provision in 2017 relates to certain loans in the securitization trust that was deconsolidated in 2018, as well as a development loan and a loan in our healthcare segment.
Of the total provision for loan losses, $15.2 million and $6.3 million in the nine months ended September 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Healthcare	$5,488	$8,250	$(2,762)
Industrial	948	44	904
Hospitality	61,865	—	61,865
Other Equity and Debt	23,687	27,998	(4,311)
Investment Management	207,741	9,061	198,680
	$299,729	$45,353	254,376
Healthcare—Impairment of $5.5 million was recorded in the nine months ended September 30, 2018 on properties that have since been sold, and also included additional write-downs based on revised insurance estimates on properties with hurricane-related damage that were initially written-down in the third quarter of 2017, as reflected in the approximately $8.3 million impairment in 2017.
Industrial—Impairment in the nine months ended September 30, 2018 and 2017 both relate to properties sold or held for sale.
Hospitality—Impairment was recorded on certain properties for which we adopted a sales strategy in the third quarter of 2018, with the intention of initiating a sale in the near term. Prior to the third quarter of 2018, we held a long-term hold strategy on these properties. Impairment was estimated based on indicative broker price opinions to ascertain the recoverable value of these properties.
Other Equity and Debt—Impairment was lower at $23.7 million in the nine months ended September 30, 2018 compared to $28.0 million in the nine months ended September 30, 2017, largely due to lower write-downs on our European properties. In addition to foreclosed properties, other notable impairments included certain properties in the THL Hotel Portfolio that were sold or held for sale in 2018 and in 2017, non-core limited service hotels and net lease properties that were sold.
Investment Management—Impairment in the nine months ended September 30, 2018 was related to (i) the write-off of NorthStar I and NorthStar II management contract intangibles totaling $139.0 million as these contracts were terminated upon closing of the Combination on January 31, 2018; (ii) the write-off of NorthStar/RXR NY Metro management contract intangible of approximately $1.4 million upon the termination of its offering period effective March 31, 2018; (iii) write-off of the NorthStar trade name of $59.5 million; and (iv) $7.0 million impairment of the NorthStar Healthcare management contract intangible in the third quarter of 2018 based upon revised estimated future cash flows. The $9.1 million impairment in the third quarter of 2017 represented a then preliminary write-down of goodwill allocated to the Townsend business, which was subsequently reversed upon finalization of the net asset value and sales price of the Townsend business upon closing of its sale in December 2017.
Of the $299.7 million and $45.4 million of impairment in the nine months ended September 30, 2018 and 2017, respectively, $18.3 million and $20.2 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The following table provides the components of compensation expense.

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$103,545	$126,623	$(23,078)
Equity-based compensation	34,725	20,783	13,942
	138,270	147,406	(9,136)
Merger-related compensation expense
Equity-based compensation for replacement awards to NSAM executives subject to one year vesting	3,297	86,390	(83,093)
Severance and other employee transition	9,802	23,803	(14,001)
	13,099	110,193	(97,094)
	$151,369	$257,599	(106,230)
The nine months ended September 30, 2017 included $97.1 million of incremental Merger-related costs, predominantly equity-based compensation related to replacement equity awards issued to certain NSAM executives which vested one year from the Closing Date, as well as $20.3 million of incremental compensation costs in connection with the Townsend business that was sold in December 2017 and the broker-dealer business that was contributed to Colony S2K in April 2018.
Excluding these items, compensation expense increased $11.2 million during the nine months ended September 30, 2018 compared to the same period in 2017 as a result of higher equity-based compensation from new equity grants, including $7.9 million gross up of equity-based compensation related to equity awards granted by Colony Credit and NRE to the Company and its employees, partially offset by lower overall cash compensation, driven by lower bonus accruals.
Administrative Expense
Administrative expense was $72.6 million in the nine months ended September 30, 2018, a $7.5 million decrease from the same period in 2017, largely due to a decrease in expenses incurred in connection with integrating the operations of the combined entities following the Merger, including lower overall rent expense, as well as lower administrative expenses related to our broker-dealer business which was contributed to Colony S2K in April 2018.
Gain on Sale of Real Estate

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
Industrial	$4,397	$8,695	$(4,298)
Other Equity and Debt	91,869	88,006	3,863
	$96,266	$96,701	(435)
Industrial—The $4.4 million gain in the nine months ended September 30, 2018 was realized from the sales of one building each in the Orlando and Denver markets. In the nine months ended September 30, 2017, the $8.7 million gain was generated predominantly from sales of nine properties in the Chicago market.
Other Equity and Debt—We recorded gains totaling $91.9 million in the nine months ended September 30, 2018 and $88.0 million in the nine months ended September 30, 2017, of which $79.6 million and $76.0 million, respectively, resulted from sales of our European properties, the largest being $28.6 million from sale of a net lease property in Norway in August 2018 and $68.1 million from sale of two net lease properties in Switzerland in July 2017. Other significant gains include $11.2 million from a U.S. multifamily property and $6.0 million from a U.S. net lease property in the second quarters of 2018 and 2017, respectively.
Gain on sale of $34.7 million and $14.3 million in the nine months ended September 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Earnings (Losses) from Investments in Unconsolidated Ventures

	Nine Months Ended September 30,
(In thousands)	2018	2017	Change
CLNC	$(17,721)	$—	$(17,721)
Other Equity and Debt	59,501	241,462	(181,961)
Investment Management	6,158	12,371	(6,213)
	$47,938	$253,833	(205,895)
CLNC—For the nine months ended September 30, 2018, our share of net loss in Colony Credit was $17.7 million. The loss resulted from: (i) significant transaction costs incurred in connection with the closing of the Combination; (ii) a provision for loan loss on four related New York hospitality loans in which the progress of discussions with the borrower in the third quarter of 2018 led Colony Credit to explore additional options for a potential resolution, including a recapitalization and earlier than expected receipt and sale of collateral; as well as (iii) impairments on three properties arising from new developments in the third quarter of 2018, including a reduction in estimated holding period and tenant vacancy.
Other Equity and Debt—2017 included a $191.2 million gain from the sale of our 14% interest in Starwood Waypoint Homes along with our proportionate share of gain from additional share issuance by the investee. Excluding this gain, earnings from investments in unconsolidated ventures was $9.2 million higher in the nine months ended September 30, 2018, attributable primarily to (i) additional fundings made on our preferred equity and ADC loan investments, (ii) increase in fair value of AccorInvest which is held through our sponsored fund, and (iii) higher share of net income from our interest in NRE. These increases were partially offset by (iv) reduction in earnings from contribution of certain investments to Colony Credit in January 2018, (v) net loss from our private equity fund investments compared to net gain in the prior year, as well as (vi) impairment taken on an equity method investment based on an offer price.
Investment Management—The $6.2 million decrease in net earnings was driven by $19.4 million of impairment recorded on an equity method investment and a net decrease in earnings from existing investments, partially offset by $13.3 million of carried interest allocation from our sponsored open-end industrial fund and AccorInvest fund as well as $3.5 million of income, primarily management fees, from our joint venture with Digital Bridge that co-manages our digital infrastructure vehicle.
Earnings from investments in unconsolidated ventures of $19.4 million and $18.1 million in the nine months ended September 30, 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Other Gain (Loss), Net
Other gain was $133.7 million for the nine months ended September 30, 2018 compared to loss of $7.3 million for the nine months ended September 30, 2017, resulting primarily from the following:

•
$108.6 million gain relative to a $14.3 million loss recorded in the nine months ended September 30, 2018 and 2017, respectively, on a non-designated out-of-money interest rate swap assumed through the Merger due to rising interest rates. The swap was intended to hedge future refinancing risk on certain legacy NRF mortgage debt;

•	$10.9 million gain from deconsolidation of consolidated N-Star CDOs in the second quarter of 2018;

•	$10.8 million increase in net gains from sale of CRE securities; and

•
$9.9 million gain recorded in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s 37% interest in Colony Credit (refer to Note 4 of the consolidated financial statements).

These increases were partially offset by

•
$12.6 million decrease in unrealized gain on the contingent consideration liability in connection with Colony's management internalization in 2015, which had a final measurement on June 30, 2018, the end of its earnout period, and was settled in August 2018 (refer to Note 14 of the consolidated financial statements); and

•	$3.1 million loss compared to $6.8 million gain in the nine months ended September 30, 2018 and 2017, respectively, on remeasurement of a foreign currency loan receivable in our healthcare segment.
Income Tax Benefit
We recorded income tax benefit of $35.2 million in the nine months ended September 30, 2018 compared to $7.0 million in the nine months ended September 30, 2017. The larger income tax benefit in 2018 was driven by a $38.1 million deferred tax liability that was reversed in connection with the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination. This was partially offset by income tax expense related to equity based compensation.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. There was immaterial net loss from discontinued operations in the nine months ended September 30, 2018 from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017, while the $14.0 million net income from discontinued operations in the nine months ended September 30, 2017 was derived predominantly from operations of our manufactured housing portfolio during the approximately two month period prior to its disposition in March 2017.
Preferred Stock Redemption
During the nine months ended September 30, 2018, approximately $4.0 million was recorded to decrease net loss attributable to common stockholders, representing the excess in aggregate carrying value of the Series D preferred stock, over their redemption price of $25.00 per share. This was because the Series D preferred stock carrying value included a premium that was recognized based on its trading price at the closing of the Merger.
In comparison, a $4.5 million charge against net income available to common stockholders was recorded in the nine months ended September 30, 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A and Series F preferred stock which we redeemed in full in June 2017, as well as Series B and Series C preferred stock for which redemption notices were delivered in September 2017 and settled in October 2017.
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

	Healthcare		Industrial		Hospitality
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Total revenues	$147,907	$157,732	$73,902	$63,410	$224,384	$221,987
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(5,140)	(6,513)	(3,012)	(2,011)	(6)	(3)
Interest income	—	—	(107)	(165)	—	—
Property operating expenses (1)	(66,298)	(73,217)	(21,409)	(16,620)	(146,440)	(143,042)
Compensation and administrative expense (1)	—	—	(387)	(336)	—	—
NOI or EBITDA	$76,469	$78,002	$48,987	$44,278	$77,938	$78,942

	Healthcare		Industrial		Hospitality
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Total revenues	$445,921	$455,902	$215,132	$176,577	$649,539	$619,222
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(11,039)	(21,897)	(7,863)	(4,824)	(19)	(30)
Interest income	—	—	(701)	(165)	—	—
Other income	—	—	—	—	(556)	—
Property operating expenses (1)	(203,247)	(206,363)	(62,703)	(49,312)	(425,856)	(401,351)
Transaction, investment and servicing costs	—	—	—	(101)	—	—
Compensation and administrative expense (1)	—	—	(1,166)	(1,229)	—	—
NOI or EBITDA	$231,635	$227,642	$142,699	$120,946	$223,108	$217,841
__________

(1)
For healthcare and hospitality, fees paid to third parties for property management are included in property operating expenses. For industrial, compensation and administrative costs of employees engaged in property management and operations are included in compensation and administrative expenses.

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
At September 30, 2018, our interest in our healthcare segment was 71%.
Portfolio Overview
Our healthcare portfolio is located across 33 states domestically and 11% of our portfolio (based on property count) is in the United Kingdom.

The following table presents key balance sheet data of our Healthcare segment:

(In thousands)	September 30, 2018
Real estate
Held for investment	$5,234,325
Debt	3,220,645
The following table presents selected operating metrics of our healthcare segment as of and for the three months ended September 30, 2018 and 2017:

	Number of Buildings	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
2018
Senior housing—operating	108	6,411 units	87.1%	N/A
Medical office buildings	108	3.8 million sq. ft.	83.0%	N/A
Net lease—senior housing	84	4,231 units	82.0%	11.7
Net lease—skilled nursing facilities	99	11,829 beds	81.9%	6.1
Net lease—hospitals	14	872 beds	57.1%	9.9
Total	413
2017
Senior housing—operating	109	6,436 units	87.8%	N/A
Medical office buildings	109	3.9 million sq. ft.	83.5%	4.9
Net lease—senior housing	82	4,065 units	82.3%	11.1
Net lease—skilled nursing facilities	103	12,420 beds	82.1%	7.2
Net lease—hospitals	14	872 beds	61.5%	11.7
Total	417
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

Revenue mix of our healthcare portfolio weighted by NOI for the twelve months ended June 30, 2018 (as our operators report on a quarter lag) is as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	60%
Medicaid	30%
Medicare	10%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data, representing approximately 2% of revenues for the trailing twelve month period.
Acquisition and Dispositions
In September 2018, we exercised a purchase option on our U.K. development loan facility to a healthcare operator to acquire a 78-bed, 90% occupied, senior housing facility in the United Kingdom that is net leased, at a purchase price of $24.4 million, equivalent to the outstanding principal balance of our development loan.
During the nine months ended September 30, 2018, we sold three skilled nursing facilities under net leases totaling 471 beds for aggregate gross proceeds of $14.1 million and one operating senior housing with 25 units for gross sales proceeds of $1.6 million. These activities reflect our continued monetization initiatives on non-core assets. Additionally, one medical office building encumbered with a $3 million mortgage was consensually transferred to the lender in February 2018.

Financing
At September 30, 2018, our healthcare portfolio is financed by $3.25 billion of outstanding debt principal, of which $2.17 billion is fixed and $1.08 billion is variable rate debt, carrying an overall weighted average rate of 5.22%.
In May 2018, we modified $46.5 million of debt in our healthcare portfolio, extending its maturity from May 2019 to May 2020 with a one-year extension option. Separately, we are currently finalizing the maturity extension from December 2018 to December 2019 on $205.0 million of outstanding principal on a senior debt financing our healthcare portfolio in the United Kingdom.
Additionally, as discussed in Note 12 of the financial statements, on November 9, 2018, the Company repaid in full a $100.5 million floating rate component of a $1.85 billion non-recourse mortgage debt on certain properties in our U.S. healthcare portfolio. The repayment was made primarily with proceeds received from a refinancing of a select portfolio of medical office buildings in the healthcare segment. The remaining $1.75 billion fixed rate component of the debt is scheduled to mature in December 2019. We are currently evaluating our options in connection with the scheduled maturity on the fixed rate component. In connection with pursuing the options available to us, we may re-evaluate certain assumptions, including with respect to the holding period of the real estate assets collateralizing the debt, which could result in impairment of these assets in a future period. At September 30, 2018, the carrying value of such real estate assets was $2.8 billion.
Performance
Results of operations of our Healthcare segment were as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$147,907	445,921
Net loss attributable to Colony Capital, Inc.	(12,197)	(36,913)
NOI generated by our healthcare portfolio was as follows:

	Three Months Ended September 30,		2018 vs. 2017		Nine Months Ended September 30,		2018 vs. 2017
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Senior housing—operating	$16,464	$18,704	$(2,240)	-12%	$50,706	$54,436	$(3,730)	-7%
Medical office buildings	13,386	13,843	(457)	-3%	43,655	40,225	3,430	9%
Net lease—senior housing	15,294	14,638	656	4%	45,316	41,506	3,810	9%
Net lease—skilled nursing facilities	26,257	25,513	744	3%	77,161	75,801	1,360	2%
Net lease—hospitals	5,068	5,304	(236)	-4%	14,797	15,674	(877)	-6%
Total NOI	$76,469	$78,002	$(1,533)	-2%	$231,635	$227,642	$3,993	2%
The $1.5 million, or 2% decrease in NOI for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to sales of non-core healthcare properties, lower contractual rents and rental concessions granted in 2018.
NOI for the nine months ended September 30, 2018 and 2017 are not directly comparable as the nine months ended September 30, 2017 excluded 10 days of activities pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, NOI decreased $4.3 million as a result of sales of non-core healthcare properties, lower contractual rents and rental concessions granted in 2018, all of which were partially offset by additional income from early lease termination fees in the first quarter of 2018.
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
Capitalization
At September 30, 2018, we owned 36.0% of our industrial platform based on net asset value through our capital contributions of $749.2 million. Our ownership interest decreased from 41.5% at December 31, 2017 as we continued to expand our industrial platform through third party capital, with $329 million of additional capital closed in the first nine months of 2018, bringing the total third party capital to approximately $1.5 billion at September 30, 2018.
Portfolio Overview
Our industrial portfolio is well-diversified with 48.9 million square feet and over 950 tenants across 20 major U.S. markets, with significant concentrations (by total square feet) in Atlanta (16%) and Dallas (15%).
The following table presents key balance sheet data of our Industrial segment:

(In thousands)	September 30, 2018
Real estate
Held for investment	$2,811,976
Held for sale	133,216
Debt	1,062,728
We present and discuss below certain key metrics related to our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
September 30, 2018	406	48,913	94.0%	3.9
December 31, 2017	369	43,325	95.1%	3.7

•
At September 30, 2018, 77% of our tenants (based on leased square feet) were international and national companies, with the top ten tenants making up 8.5% of our portfolio based on annualized base rent.

•
Total portfolio leased percentage declined from 95% at December 31, 2017 to 94% at September 30, 2018, driven in part by vacancy in new acquisitions. Notwithstanding, leasing activity and tenant demand continue to remain strong, with initial rental rates on new and renewed leases commencing in 2018 (excluding leases less than 12 months) experiencing a 5% growth compared to prior ending rents (on a cash basis).

•	At September 30, 2018, no more than 17% of existing leases by square footage was scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in the nine months ended September 30, 2018 are summarized below. We continually seek to sell less strategic assets and redeploy capital into high quality real estate in line with our strategy.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions (2)	40	5,893	83%	$569,167	NA	NA
Dispositions	3	305	NA	NA	$20,537	$4,397
_________

(1)	Purchase price includes capitalized transaction costs for asset acquisitions.

(2)	Includes acquisition of $12.8 million of land for co-development with operating partners.

•
As of September 30, 2018, we funded $4.5 million with remaining unfunded purchase commitment of $137.8 million for the acquisition of five buildings aggregating to approximately 1.3 million square feet, of which two buildings totaling approximately 0.6 million square feet are under construction.

•
At September 30, 2018, 45 buildings in various locations with total carrying value of $133.2 million were held for sale, financed by approximately $1.5 million of debt. Disposition of three buildings in Salt Lake City totaling 47,000 square feet closed in October 2018.

Financing
In May 2018, we increased the capacity on our Industrial line of credit from $200 million to $400 million. At September 30, 2018, we have outstanding debt with total carrying value of $1.06 billion, nearly all of which bears fixed interest at a weighted average rate of 3.83%, with a weighted average remaining maturity of 10.8 years.
Performance
Results of operations of our Industrial segment were as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$73,902	215,132
Net income attributable to Colony Capital, Inc.	1,001	3,089
NOI generated by our industrial portfolio was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
NOI—Industrial	$48,987	$44,278	$4,709	10.6%	$142,699	$120,946	$21,753	18.0%
The increase in NOI for the three months ended September 30, 2018 compared to the same period in 2017 as well as for the nine month periods was driven by strong tenant demand in the light industrial sector, growth in the size of our portfolio, higher tenant reimbursements and higher rental rates for both new leases and renewals. Average occupancy, however, decreased from 93.5% to 92.0%, in the three month periods and from 94.1% to 92.8% in the nine month periods under comparison, driven by vacancy in newly acquired properties, lag in timing between leasing and occupancy for new leases, as well as delays in tenant build-outs which further delayed lease commencements.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels. Select service hotels generally generate higher operating margins and have less volatile cash flow streams relative to full service hotels. We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At September 30, 2018, we owned 94% of our Hospitality segment.
Financing
At September 30, 2018, our hotel portfolio is financed by $2.6 billion of outstanding debt, predominantly variable rate debt, carrying a weighted average interest rate of 5.45%.
In July 2018, we refinanced $512 million of existing debt principal, encumbering 40 assets, with $550 million of new debt principal, encumbering 30 assets, at the prevailing market rate and extended debt maturity to July 2020 with five one-year extension options. Additionally, in August 2018, we exercised our extension options on $336 million of debt principal to extend their maturities to August 2019.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S, with concentrations (based on EBITDA) in California (22.5%), Texas (12.6%) and New Jersey (12.0%).

The following table presents key balance sheet data of our Hospitality segment:

(In thousands)	September 30, 2018
Real estate
Held for investment	$3,764,562
Debt	2,599,798
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at September 30, 2018 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%
The following table presents selected operating metrics of our hotel portfolio:

	September 30,		Three Months Ended September 30,			Nine Months Ended September 30,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	Average Occupancy	ADR (1)	RevPAR (2)
2018
Select service	97	13,194	75.3%	$123	$93	73.8%	$124	$92
Extended stay	66	7,936	85.0%	137	116	80.8%	134	108
Full service	4	962	72.6%	155	113	72.6%	167	121
Total	167	22,092	78.7%	130	102	76.3%	130	99
2017
Select service	97	13,193	74.5%	$123	$92	72.7%	$124	$90
Extended stay	66	7,936	84.4%	138	117	79.9%	134	107
Full service	4	962	74.2%	153	114	74.1%	159	117
Total	167	22,091	78.1%	130	102	75.3%	129	97
_________

(1)	Average daily rate (“ADR”) is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Performance
Results of operations of our Hospitality segment were as follows.

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$224,384	649,539
Net loss attributable to Colony Capital, Inc.	(62,900)	(67,183)
Net loss recognized in the three months ended September 30, 2018 and nine months ended September 30, 2018 was driven by $61.9 million of impairment recorded on 10 properties for which we adopted a sales strategy in the third quarter of 2018, with the intention of initiating a sale in the near term. Prior to the third quarter of 2018, we held a long-term hold strategy on these properties. As a result, we considered indicative broker price opinions to estimate the recoverable value of these properties.

EBITDA generated by our hospitality portfolio was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Select service	$40,164	$40,944	$(780)	(1.9)%	$120,632	$117,386	$3,246	2.8%
Extended stay	34,614	35,337	(723)	(2.0)%	91,081	91,078	3	—%
Full service	3,160	2,661	499	18.8%	11,395	9,377	2,018	21.5%
Total EBITDA	$77,938	$78,942	$(1,004)	(1.3)%	$223,108	$217,841	$5,267	2.4%
EBITDA decreased $1.0 million or 1.3% in the three months ended September 30, 2018 compared to the same period in 2017 as the increase in costs, primarily labor costs, taxes as well as property operations and maintenance outpaced a lower increase in room revenue and other income, coupled with the effects of room renovations.
EBITDA for the nine months ended September 30, 2018 and 2017 are not directly comparable as the nine months ended September 30, 2017 excluded 10 days of pre-Merger activities. After giving effect to the 10-day pre-Merger period in 2017, EBITDA increased $1.3 million as RevPar was 2.1% higher due to occupancy increasing 1.3% from 75.3% to 76.3%. Strong corporate and group demand in the first half of 2018 more than offset corresponding increase in expenses, primarily labor costs, taxes, property operations and maintenance.
CLNC and Other Equity and Debt
CLNC
At September 30, 2018, we have a 36.6% interest (on a fully diluted basis) in Colony Credit with a carrying value of $1.1 billion. Our share of net loss in Colony Credit was $19.5 million for the three months ended September 30, 2018 and $17.7 million for the nine months ended September 30, 2018. The loss resulted from: (i) a provision for loan loss on four related New York hospitality loans in which the progress of discussions with the borrower in the third quarter of 2018 led Colony Credit to explore additional options for a potential resolution, including a recapitalization and earlier than expected receipt and sale of collateral; (ii) impairments on three properties arising from new developments in the third quarter of 2018, including a reduction in estimated holding period and tenant vacancy, as well as (iii) significant transaction costs incurred in connection with the closing of the Combination.
Other Equity and Debt
Our interests in other equity and debt assets are held as direct interests as well as indirect interests through unconsolidated ventures. Strategic investments represent our co-investments alongside third party capital that we raised and manage for investment management economics in the form of real estate, loans receivable and investments in unconsolidated ventures, including through direct limited partnership interests in our sponsored funds. Non-strategic investments include net lease, multifamily and multi-tenant office properties, the THL Hotel Portfolio, our interest in a portfolio of CRE loans and securities, limited partnership interests in real estate private equity funds and various other equity investments. Over time, we intend to recycle capital from non-strategic investments in our other equity and debt investments and shift our balance sheet exposure to strategic investments and our core real estate segments.
Our other equity and debt segment generated the following results of operations:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$182,288	$578,392
Net income attributable to Colony Capital, Inc.	57,715	138,157

Significant investments and corresponding debt in our other equity and debt portfolio at September 30, 2018 were as follows.

Type	Carrying Value (In thousands)
Real estate
Held for investment	$2,147,661
Held for sale	437,456
Investments in unconsolidated ventures
NRE	73,775
Third party private funds acquired through the Merger, at fair value	6,659
Limited partnership interests in our sponsored funds	71,472
Other (1)	846,466
Loans receivable	1,715,783
CRE debt securities, at fair value	64,352
Debt (2)	2,136,827
_________

(1)	Significant investments include acquisition, development and construction loans ($198.4 million) and preferred equity investments ($354.1 million).

(2)	Includes debt carrying value of $265.7 million financing real estate held for sale.
Significant activities in our other equity and debt segment in the nine months ended September 30, 2018 were as follows:

•
Upon closing of the Combination on January 31, 2018, we contributed $1.9 billion of assets and $0.4 billion of liabilities or net equity of $1.1 billion (net of noncontrolling interests) from our other equity and debt segment to Colony Credit. This included certain of our U.S. commercial real estate loans, net lease properties, limited partnership interests in third party private funds as well as acquisition, development and construction loans accounted for as equity method investments, which represent transferable assets consistent with Colony Credit's strategy. In consideration for our contribution, we received common shares in Colony Credit and membership units in its operating subsidiary. As discussed in Note 4 to the consolidated financial statements, we deconsolidated the subsidiaries holding the contributed interests, resulting in the recognition of a gain of $9.9 million, measured as the excess of fair value over carrying value of our retained interests. At September 30, 2018, we hold a 36.6% interest (on a fully diluted basis) in Colony Credit.

•	In March 2018, we syndicated 30% of equity in our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•
In May 2018, we participated in the acquisition of an interest in AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million in our sponsored fund, together with third party capital raised by us.

•	In June 2018, we syndicated to two third party investors 30% of equity in our subordinated loan financing a mixed use development in Southern California for $94.7 million.

•
In addition to the contribution of our interests in three of our sponsored securitization trusts to Colony Credit in January 2018, in the second quarter of 2018, we fully disposed of our interests in two of our sponsored securitization trusts, including a consolidated N-Star CDO, to third parties, resulting in a deconsolidation of these securitization trusts; while the underlying assets of the remaining consolidated N-Star CDO was liquidated. As a result, we no longer have any consolidated securitization trusts.

•	In the third quarter of 2018, we sold the majority of our investments in third party private funds acquired through the Merger for gross proceeds of $132.6 million.

•
At September 30, 2018, we made a deposit of $48.9 million, with remaining unfunded purchase commitments totaling $419.7 million, for the acquisition of a commercial real estate portfolio in France alongside a sponsored credit fund. The Company's share of unfunded commitment, net of amounts attributable to noncontrolling interest, is $83.6 million.

•
At September 30, 2018, we also funded $21.3 million, with remaining unfunded commitments of $247.4 million, to a joint venture for its acquisition of a freehold land for development in Ireland, alongside the Company's sponsored credit fund and Colony Credit. The Company's share of unfunded commitment, net of amounts attributable to noncontrolling interests, is $64.8 million.

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
Digital Colony Infrastructure Vehicle—In partnership with Digital Bridge, we closed on a new co-sponsored digital real estate infrastructure vehicle on February 28, 2018. As of November 6, 2018, total callable commitments of the vehicle was approximately $4.0 billion, inclusive of our capital commitments which are capped at $250 million in aggregate as both limited partner and co-general partner. Fee income and carried interest will be shared with our co-sponsor, Digital Bridge.
AccorInvest Fund—We have raised $760 million of third party capital in a new sponsored fund, which we closed in May 2018, alongside our invested capital in the fund as general partner and limited partner, to participate in the acquisition of AccorInvest, the property arm of AccorHotels.
NorthStar RXR/NY Metro—In October 2018, NorthStar/RXR NY Metro was liquidated, as approved by its board of directors and shareholders. We wrote off our $1.5 million investment in NorthStar/RXR NY Metro in the third quarter of 2018 as we effectively forfeited our shareholding upon liquidation, along with our co-sponsor, RXR Realty.
NorthStar Realty Europe—On November 7, 2018, NRE and the Company reached an agreement to terminate its management agreement upon a sale of NRE or, if no sale is consummated, in connection with the internalization of the management of NRE. Such termination will result in a termination payment to the Company of $70 million, less any incentive payments.
Retail Distribution Business—On April 30, 2018, the Company combined NorthStar Securities, the Company's captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K, to form Colony S2K. Colony S2K will distribute both the current and future investment products sponsored by the Company and S2K as well as third party sponsored products.
Performance
Results of operations of our Investment Management segment were as follows.
Net loss recognized through the nine months ended September 30, 2018 was driven by a $139.0 million write-off of the NorthStar I and NorthStar II management contract intangible assets upon closing of the Combination, write-off of the NorthStar trade name of $59.5 million in June 2018, and $19.4 million of impairment recorded on an equity method investment. In addition to $111.8 million of fee income, these losses were partially offset by $13.3 million of carried interest allocation from our sponsored open-end industrial fund and AccorInvest fund, as well as $3.5 million of income, primarily management fees, from our joint venture with Digital Bridge that manages our digital infrastructure vehicle.

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues (1)	$44,127	$136,191
Net income (loss) attributable to Colony Capital, Inc.	19,145	(108,445)
__________

(1)
Includes $3.9 million and $11.4 million of cost reimbursement income from retail companies, NRE and Colony Credit for the three and nine months ended September 30, 2018, which are recorded gross as income and expense in the results of operations.

Balance sheet investments of $221.6 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor of $20.5 million as well as interests in other asset managers.
Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In the nine months ended September 30, 2018, we raised $5.2 billion of third party capital commitments (including our pro rata share from equity method investments in third party asset managers of $0.3 billion), driven primarily by capital commitments of $3.7 billion from our co-sponsored digital real estate infrastructure vehicle and approximately $0.8 billion from our co-investment vehicle in AccorInvest, partially offset by continued asset sales.
Below is our total third party assets under management ("AUM") and fee earning equity under management ("FEEUM") at September 30, 2018:

(In billions)	September 30, 2018	December 31, 2017
Third party AUM (1)	$28.9	$26.9
Third party FEEUM (2)	$17.7	$15.4
__________

(1)
Assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or incentives. AUM is based on reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle. AUM further includes a) uncalled capital commitments and b) the Company’s pro rata share of assets of the real estate investment management platform of its joint ventures and investees as presented and calculated by them. The Company's calculation of AUM may differ materially from those of other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

(2)
Equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents a) the basis used to derive fees, which may be based on invested equity, stockholders’ equity, or fair value pursuant to the terms of each underlying investment management agreement and b) the Company’s pro-rata share of fee bearing equity of its joint ventures and investees as presented and calculated by them. The Company's calculation of FEEUM may differ materially from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

The Company's third party FEEUM at September 30, 2018 increased $2.3 billion from December 31, 2017 as new fee-bearing capital was raised in 2018 primarily through our co-sponsored digital real estate infrastructure vehicle and our sponsored co-investment vehicle in AccorInvest, partially offset by continued realization of investments by liquidating funds.
Below is a summary of our third party AUM and FEEUM at September 30, 2018:

Type	Products	Description	AUM (in billions)	FEEUM (in billions)
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	$9.8	$6.2
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.6	1.6
	CC Real Estate Income Fund (formerly NorthStar Real Estate Capital Income Fund)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	5.5	4.2
	Colony Credit Real Estate, Inc. (1)	NYSE-listed credit REIT
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from investments in unconsolidated ventures	10.0	5.7

Includes co-sponsored digital real estate infrastructure vehicle, investments in RXR Realty (27% interest in a real estate investor, developer and asset manager) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles)

			$28.9	$17.7
__________

(1)	Represents third party ownership share at September 30, 2018 of CLNC's pro rata share of total assets, excluding consolidated securitization trusts.
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

	Three Months Ended September 30,
(In thousands)	2018	2017
Net income (loss) attributable to common stockholders	$(69,975)	$1,650
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	(4,403)	97
Real estate depreciation and amortization	153,303	146,026
Impairment of real estate	78,595	19,610
Gain on sales of real estate	(38,432)	(72,541)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(46,959)	(46,160)
FFO attributable to common interests in Operating Company and common stockholders	$72,129	$48,682
__________

(1)
For the three months ended September 30, 2018, adjustments attributable to noncontrolling interests in investment entities include $46.4 million of real estate depreciation and amortization, $4.9 million of impairment of real estate, offset by $4.3 million of gain on sales of real estate. For the three months ended September 30, 2017, adjustments attributable to noncontrolling interests in investment entities include $44.0 million of real estate depreciation and amortization, $4.9 million of impairment of real estate, offset by $2.7 million of gain on sales of real estate.

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

	Healthcare		Industrial		Hospitality
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Net income (loss) from continuing operations	$(15,051)	$(22,318)	$6,296	$5,741	$(66,620)	$4,169
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(5,140)	(6,513)	(3,012)	(2,011)	(6)	(3)
Interest income	—	—	(107)	(165)	—	—
Interest expense	47,620	48,586	10,872	8,803	41,646	35,351
Transaction, investment and servicing costs	1,556	4,631	41	7	1,938	1,784
Depreciation and amortization	43,697	44,646	33,503	29,010	36,503	34,549
Provision for loan losses	213	1,588	—	—	—	—
(Recovery of) impairment loss	(274)	8,250	774	44	61,865	—
Compensation and administrative expense	1,696	1,511	2,727	2,833	1,579	1,681
Gain on sale of real estate	—	—	(2,104)	—	—	—
Other (gain) loss, net	1,122	(1,971)	—	—	178	149
Income tax (benefit) expense	1,030	(408)	(3)	16	855	1,262
NOI or EBITDA	$76,469	$78,002	$48,987	$44,278	$77,938	$78,942

	Healthcare		Industrial		Hospitality
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Income (loss) from continuing operations	$(47,665)	(42,978)	$17,285	15,332	$(71,735)	6,303
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(11,039)	(21,897)	(7,863)	(4,824)	(19)	(30)
Interest income	—	—	(701)	(165)	—	—
Other income	—	—	—	—	(556)	—
Interest expense	143,740	137,522	31,918	29,163	112,501	98,484
Transaction, investment and servicing costs	6,976	9,052	175	33	7,026	6,570
Depreciation and amortization	123,053	135,104	95,930	79,453	107,885	98,098
Provision for loan losses	213	1,588	—	—	—	—
Impairment loss	5,488	8,250	948	44	61,865	—
Compensation and administrative expense	5,825	5,302	9,366	8,441	5,194	5,763
Gain on sale of real estate	—	—	(4,397)	(8,695)	—	—
Other (gain) loss, net	2,661	(5,925)	—	—	17	444
Income tax expense	2,383	1,624	38	2,164	930	2,209
NOI or EBITDA	$231,635	$227,642	$142,699	$120,946	$223,108	$217,841

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
Common Stock—Our board of directors declared the following dividends in 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 26, 2018	March 29, 2018	April 16, 2018	$0.11
May 8, 2018	June 29, 2018	July 16, 2018	0.11
August 2, 2018	September 28, 2018	October 15, 2018	0.11
November 5, 2018	December 31, 2018	January 15, 2019	0.11

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding September 30, 2018 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		57,464	$27,138
In May 2018, the Company issued a notice of redemption for all outstanding Series D preferred stock, with the redemption settled in July 2018.
Common Stock Repurchases
On May 23, 2018, the Company's board of directors authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to $300 million of its outstanding class A common stock in a one-year period, either in the open market or through privately negotiated transactions. The May 2018 repurchase program is in addition to the $300 million share repurchase program the Company announced in February 2018, which program was completed in May 2018. During the nine months ended September 30, 2018, the Company repurchased 54,813,323 shares of its class A common stock, at an aggregate cost of approximately $318.5 million (excluding commissions), or a weighted-average price of $5.81 per share. As of November 6, 2018, $281.5 million remained outstanding under the May 2018 stock repurchase program.
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
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 12 to the consolidated financial statements. [Additionally, as discussed in Note 12 of the financial statements, on November 9, 2018, the Company repaid in full a $100.5 million floating rate component of a $1.85 billion non-recourse mortgage debt on certain properties in our US healthcare portfolio. The repayment was made primarily with proceeds received from a refinancing of a select portfolio of medical office buildings in the healthcare segment. The remaining $1.75 billion fixed rate component of the debt is scheduled to mature in December 2019. We are currently evaluating our options in connection with the scheduled maturity on the fixed rate component. In connection with pursuing the options available to us, we may re-evaluate certain assumptions, including with respect to the holding period of the real estate assets collateralizing the debt, which could result in impairment of these assets in a future period. At September 30, 2018, the carrying value of such real estate assets was $2.8 billion.
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
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of November 6, 2018, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which the full amount was available to be drawn.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the JPM Credit Agreement. We were in compliance with the financial covenants as of September 30, 2018.
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
There were no public offering of securities in the nine months ended September 30, 2018.
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
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$393,299	$406,077
Investing activities	81,982	876,672
Financing activities	(1,029,265)	(494,593)
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
Our operating activities generated cash of $393.3 million and $406.1 million in the nine months ended September 30, 2018 and 2017, respectively. However, our operating activities during the nine months ended September 30, 2018 and 2017 are not directly comparable as the first ten days of 2017 include only the pre-Merger activities of Colony and do not incorporate the operating results of NSAM and NRF. Additionally, 2017 also reflected significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
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

Net cash provided by investing activities for the nine months ended September 30, 2018 and 2017 was $82.0 million and $876.7 million, respectively.
In the nine months ended September 30, 2018, we received $229.3 million of net proceeds from sales of our investments in unconsolidated ventures, which included $132.6 million from sale of our interests in certain third party private private equity funds. We also received $260.6 million of return of capital from our investments, of which $142.3 million was from our initial investment in a digital real estate infrastructure joint venture as we raised third party capital through a co-sponsored investment vehicle. Additionally, our loan and securities portfolio generated $73.9 million of net cash inflows, which included $142.3 million of proceeds from the sale of our equity interests in two securitization trusts, net of cash and restricted cash deconsolidated. These increases were partially offset by a contribution of $141.2 million of cash and restricted cash to Colony Credit as part of the Combination, additional contributions to our joint venture investments of $210.2 million, net cash outflow of $163.3 million for acquisitions of and additions to real estate, primarily in industrial, exceeding proceeds from sale of real estate, as well as funding of $95.6 million of deposits for acquisition of new investments.
The significantly higher net cash inflow from investing activities in the nine months ended September 30, 2017 was driven by net proceeds of $500.5 million from the sale of our shares in Starwood Waypoint Homes and proceeds from the sale of various non-core real estate investments totaling $1,340.1 million, of which $664.4 million was from the sale of our manufactured housing portfolio acquired in the Merger. This was partially offset by cash outflow of $1.19 billion for the acquisition of and additions to real estate as well as $152.8 million net cash outflows related to our loan and securities portfolio, including $559.3 million for the acquisition of a distressed loan portfolio in Ireland.
Additionally, although the Merger was completed in an all-stock exchange in 2017, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. Cash and restricted cash assumed of $437.4 million is presented net of these payments as an investing cash inflow in the consolidated statement of cash flows in the nine months ended September 30, 2017.
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
Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 was $1.03 billion and $494.6 million, respectively. The lower net cash outflows from financing activities in the nine months ended September 30, 2017 was largely due to $638.1 million of additional capital raised from the issuance of our new Series I and Series J preferred stock which was used to fund our $538.3 million common stock repurchase and preferred stock redemptions. In the nine months ended September 30, 2018 our $519.0 million common stock repurchase and preferred stock redemption was funded through our investing and operating activities. Additionally, contributions from our noncontrolling interests, net of distributions, was higher in the nine months ended September 30, 2017 at $457.2 million compared to $337 million in the nine months ended September 30, 2018 as we sold a minority interest in our healthcare platform for $330 million in January 2017. The higher cash inflows in the nine months ended September 30, 2017, however, were partially offset by higher dividend payments to common stockholders at $333.9 million compared to $256.5 million in the nine months ended September 30, 2018 following additional common stock repurchases and a reduction in dividend rates in 2018. In terms of debt financing activities, repayments and payment of financing costs exceeded borrowings in both the nine months ended September 30, 2018 and 2017, but was higher at $591.6 million in 2017 relative to $459.6 million in 2018.
Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2017.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of September 30, 2018.

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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The carrying values of our investments represent their depreciated historical cost bases or, for investments that have been previously impaired, their fair values or net realizable values. Such amounts are based upon our current reasonable assumptions about the highest and best use of our investments and our intent and ability to hold them for a reasonable period that would allow for the recovery of our carrying values. If such assumptions change and we shorten our expected hold period, we may be required to record impairment losses to adjust our carrying values to fair value or fair value less cost to sell.
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
In connection with the Merger, we assumed a $2 billion notional forward starting interest rate swap intended to hedge against future refinancing costs of certain mortgage debt assumed in the Merger. The interest rate swap is currently out of the money and may be subject to future margin calls. If an early termination event were to occur with respect to the swap, we would be required to pay the termination value to our counterparty. As of November 6, 2018, the termination value was approximately $21.8 million. This interest rate swap does not qualify for hedge accounting, therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. As of November 6, 2018, a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $157.5 million or unrealized loss of $177.7 million.
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
At September 30, 2018, we had approximately €538.7 million and £238.9 million or a total of $936.3 million, in net investments in our European subsidiaries and a £39.2 million or $51.0 million loan receivable held by a U.S subsidiary. A 1% change in these foreign currency rates would result in a $9.4 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.5 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at September 30, 2018, including notional amount and key terms, is included in Note 13 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2018, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2018, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of OP Units—Holders of OP Units have the right to require the OP to redeem all of a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In August 2018 and September 2018, in satisfaction of redemption requests by certain OP Unit holders, we issued an aggregate of 575,361 shares of our class A common stock, of which:

•	78,889 shares of our class A common stock were issued to certain of our employees and to an entity controlled by certain of our employees; and

•	496,472 shares of our class A common stock were issued to entities controlled by Thomas J. Barrack, Jr., the Company's Executive Chairman.
In connection with the redemption of OP Units by Mr. Barrack in August 2018, we issued 13,936 shares of our class A common stock to Mr. Barrack upon conversion of an equal number of shares of our class B common stock held by Mr. Barrack.
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
There were no purchases by the Company of its class A common stock in the third quarter of 2018. As of September 30, 2018, the maximum dollar value that may be purchased under the May 2018 repurchase program was $281.5 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Management Changes
Effective as of November 5, 2018, the board of directors (the “Board”) of Colony Capital, Inc. (the “Company”) appointed Thomas J. Barrack, Jr. as the Company’s Chief Executive Officer in addition to his role as the Company’s Executive Chairman. Concurrently with Mr. Barrack’s appointment, on November 5, 2018, Darren J. Tangen was appointed as the Company’s President and, effective on January 1, 2019, has resigned from his roles as the Company’s Chief Financial Officer and Treasurer. In addition, effective on January 1, 2019, Mark M. Hedstrom has been appointed as the Company’s Chief Financial Officer and Treasurer in addition to his role as the Company’s Chief Operating Officer.

In connection with the foregoing appointments, on November 5, 2018, the Board and Richard B. Saltzman reached a mutual agreement in which Mr. Saltzman no longer serves as the Company’s President and Chief Executive Officer, and Mr. Saltzman resigned as a member of the Board effective November 6, 2018. Mr. Saltzman's resignation did not involve a disagreement with the Company or any matter relating to the Company's operations, policies or practices. In connection with Mr. Saltzman’s departure, Mr. Saltzman is eligible to receive the separation payments and benefits set forth in his employment agreement with the Company, dated December 23, 2014 and amended on June 2, 2016, subject to his execution of a release of claims in favor of the Company.
All required information relating to Messrs. Barrack’s, Tangen’s and Hedstrom’s respective biography and work experience is included in the Company's Definitive Proxy Statement filed on April 3, 2018 with the Securities and Exchange Commission and such information is incorporated herein by reference. None of Messrs. Barrack, Tangen and Hedstrom entered into any agreements with the Company in connection with their respective appointments described above and there were no changes to their respective compensation from that which was in effect immediately prior to such appointments.
Amendment to NRE Management Agreement
On November 7, 2018, CNI NRE Advisors LLC, an affiliate of the Company (the “Asset Manager”), and NorthStar Realty Europe Corp. (“NRE”) entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Management Agreement, dated as of November 9, 2017 (the “Asset Management Agreement”) between the Asset Manager and NRE. The Amendment provides for the automatic termination of the Asset Management Agreement (the date of such termination, the “Termination Date”) upon the earlier of (i) the closing of an NRE Change of Control (as defined in the Asset Management Agreement) and (ii) the completion of an internalization of the management of NRE within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter (the later of such dates being the “Triggering Date”).
The Amendment provides that upon the Termination Date, NRE will be obligated to pay to the Asset Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (as defined in the Asset Management Agreement) paid pursuant to the Asset Management Agreement on or after the date of the Amendment and on or prior to the Termination Date. No Incentive Fee will be payable to the Asset Manager for any NRE Change of Control in connection with which a Termination Payment is made or for any period on or after the Termination Date.
Under the terms of the Amendment, at the direction of the Strategic Review Committee (the “SRC”) of NRE’s board of directors (the “NRE Board”), NRE has agreed to use commercially reasonable efforts, consistent with the fiduciary duties of the SRC and the NRE Board, to enter into a definitive agreement providing for an NRE Change of Control. The Amendment provides that the Asset Manager will continue to manage NRE and provide services to NRE under the terms the Asset Management Agreement until the Termination Date and during such period the Asset Manager will be entitled to expense reimbursements, the Base Management Fee and any Incentive Fee, each as defined in, and pursuant to, the Asset Management Agreement. Commencing on the Triggering Date and for a period of nine months thereafter, the Asset Manager will reasonably cooperate with NRE to finalize the internalization of the management of NRE as soon as reasonably practicable. In addition, the Asset Manager and NRE agreed to negotiate in good faith to execute a definitive transition services agreement to remain in place for a period commencing upon the Termination Date and for nine months thereafter (or such shorter time requested by the NRE Board).
The foregoing descriptions of the Amendment and the Asset Management Agreement do not purport to describe all of the terms of the Amendment and the Asset Management Agreement and are qualified in their entirety by reference to the Amendment, which is filed as Exhibit 10.1 hereto, and the Asset Management Agreement, which is filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and are incorporated herein by reference.
Amendment to Operating Company Agreement
On November 5, 2018, the Company, in its capacity as managing member of Colony Capital Operating Company, LLC, entered into Amendment No. 4 (the “OP Amendment”) to the Third Amended and Restated Limited Liability Company Agreement of the Operating Company to clarify certain provisions regarding issuances to the Company of membership units in the Operating Company.
The foregoing description of the OP Amendment does not purport to describe all of the terms of the OP Amendment and is qualified in its entirety by reference to the OP Amendment, which is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Colony Capital, Inc. (fka Colony NorthStar, Inc.), as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

3.2
Articles Supplementary designating Colony Capital, Inc.'s (fka Colony NorthStar, Inc.) 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.3
Articles Supplementary designating Colony Capital, Inc.'s (fka Colony NorthStar, Inc.) 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

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

10.1*	Amendment No. 1 to Amended and Restated Asset Management Agreement between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC, dated as of November 7, 2018
10.2*	Amendment No. 4 to Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of November 5, 2018
31.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

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
Dated: November 9, 2018

COLONY CAPITAL, INC.

By:	/s/ Thomas J. Barrack, Jr.
Thomas J. Barrack, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)