Form 10-K
period 2018-12-31
Colony Capital, Inc.
filed 2019-03-01
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was approximately $3.00 billion. As of February 25, 2019, 482,619,359 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Colony Capital, Inc. (together with its consolidated subsidiaries, the “Company,” and formerly Colony NorthStar, Inc.) was formed through a tri-party merger (the "Merger") which closed on January 10, 2017 (the "Closing Date"), among:

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
Effective June 25, 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc.
The financial information for the Company as set forth in this Annual Report on Form 10-K (this "Annual Report") represents a continuation of the financial information of Colony as the accounting acquirer. Consequently, the historical financial information included herein as of any date, or for any periods on or prior to January 10, 2017, represents the pre-merger financial information of Colony. The results of operations of NSAM and NRF were incorporated into the Company effective January 11, 2017.
As used throughout this document, the terms the "Company," "we," "our" and "us" mean:

•	Colony Capital, Inc. (formerly Colony NorthStar, Inc.) and its consolidated subsidiaries for all periods on or after January 11, 2017, following the closing of the Merger; and

•	Colony and its consolidated subsidiaries for all periods on or prior to the closing of the Merger on January 10, 2017.
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

•	our ability to realize anticipated compensation and administrative cost reductions in connection with the implementation of our corporate restructuring and reorganization plan;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Merger and our other acquisitions;

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

•
our ability to achieve any of the anticipated benefits from Colony S2K Holdings, LLC ("Colony S2K"), a joint venture formed through a combination of our captive broker-dealer with S2K Financial Holdings, LLC;

•	our ability to satisfy and manage our capital requirements;

•	our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	changes in our management team, including availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
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

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms "Colony Capital," the "Company," "we," "our" and "us" refer to Colony Capital, Inc. and its consolidated subsidiaries beginning January 11, 2017, following the closing of the Merger, and Colony and its consolidated subsidiaries for all periods on or prior to the closing of the Merger on January 10, 2017. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to Colony Capital Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Overview
We are a leading global investment management firm with approximately $43 billion in assets under management ("AUM"). We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. We have significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp (NYSE: NRE) which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments. We are headquartered in Los Angeles, with key offices in New York, Paris and London, and have over 400 employees in 17 locations in ten countries.
We were organized on May 31, 2016 as a Maryland corporation, and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2018, we owned 93.9% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading global investment management firm, principally focused on real estate strategies. We believe our deep understanding of commercial real estate provides us a significant advantage in identifying relative value throughout real estate cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns on our balance sheet and third-party capital. Specifically, our preference is to invest our balance sheet capital alongside third party capital to create alignment and generate returns for our shareholders in two ways. First, through the return on investment through our balance sheet capital. Second, through base management fees paid by third party capital and potential carried interest, which provides us with a greater participation of profits after a minimum return is achieved. Over time, our goal is to manage third party capital alongside the majority of our balance sheet capital at a higher ratio than what is currently in place.
Currently, we conduct our business through the following six segments:

•
Healthcare—Our healthcare segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings and hospitals. We earn rental income from our senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of our senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which effectively allows us to gain financial exposure to the underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.

•
Industrial—Our industrial segment is composed of and primarily invests in light industrial assets throughout the U.S. that serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. These properties are generally multi-tenant warehouses that are less than 250,000 square feet.

•
Hospitality—Our hospitality portfolio is composed of primarily extended stay and select service hotels located mainly in major metropolitan and high-demand suburban markets in the U.S., with the majority affiliated with top hotel brands such as Marriott and Hilton.

•
CLNC—This represents our investment in Colony Credit (as described below), a commercial real estate credit REIT with a diverse portfolio consisting primarily of commercial real estate ("CRE") senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties primarily in the U.S.

•
Other Equity and Debt—Our other equity and debt segment consists of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Strategic investments include investments for which the Company acts as a general partner and/or manager (“GP Co-Investments”) and receives various forms of investment management economics on related third-party capital. Non-strategic investments are composed of those investments the Company does not intend to own for the long term including other real estate equity, real estate debt, and net leased assets, among other holdings.

•
Investment Management—Our investment management business raises, invests and manages funds on behalf of a diverse set of institutional and individual investors, for which we earn management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.

Refer to Note 25 to the consolidated financial statements for further information about our reportable segments.
Merger
On January 10, 2017, the Merger among NSAM, Colony and NRF to form Colony Capital, Inc. was completed in an all-stock exchange. The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting.
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
The CLNY Contributed Portfolio comprised the Company's interests in certain of its commercial real estate loans, net lease properties and limited partnership interests in third-party sponsored funds within the Company’s other equity and debt segment that were based in the U.S. and consistent with Colony Credit's strategy at the time of the Combination.
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
Corporate Restructuring
Following a strategic review process, in November 2018, we announced a corporate restructuring and reorganization plan aimed at reducing our annual compensation and administrative expenses over the next 12 months. The restructuring plan was designed to match resources that further align our increasing focus on our investment management business by, among other things, reducing our workforce globally by 10% to 20%, primarily in connection with the exit of non-core assets and business lines, together with general cost reductions. In the fourth quarter of 2018, we incurred $19.3 million of restructuring costs, which were primarily compensation costs.

Investment Strategy
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep real estate experience, having invested through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for our balance sheet and for the companies and funds we manage on behalf of third parties as more fully described below:

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

•	structuring transactions with the appropriate amount of leverage, if any, based on the risk, duration and structure of the underlying asset’s cash flow.
Our investment strategy is dynamic and flexible, which enables us to adapt to shifts in economic, real estate and capital market conditions and to exploit inefficiencies around the world. Consistent with this strategy, in order to capitalize on the investment opportunities that may be present in various points of an economic cycle, we may expand or change our investment strategy or target assets over time as appropriate. We believe that the diversification of the portfolio of assets that we have acquired, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to identify undervalued opportunities and to generate attractive long-term returns for our stockholders in a variety of market conditions.
Financing Strategy
Our financing strategy in general is to favor investment-specific financing principally on a non-recourse basis, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable, and the amount of leverage we use is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the income earned on our assets and financial covenants within our credit facilities.
Our decision to use leverage to finance our assets is at our discretion and not subject to the approval of our stockholders. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of our liquidity needs and sources of liquidity.
Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. In order to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. In addition, the risk committee of our board of directors, in consultation with our chief risk officer, internal auditor and other management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors maintains oversight of financial reporting risk matters.
Underwriting
In connection with evaluating any potential equity or debt investment for our portfolio or a managed investment vehicle, our underwriting team, in conjunction with third party providers, undertakes an asset-level due diligence process, involving data collection and analysis, to ensure that we understand the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business issues surrounding such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.

During the underwriting process, we review the following data, including, but not limited to: property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficacy) and local and real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions, as applicable. For debt investments, we also analyze metrics such as loan-to-collateral value ratios, debt service coverage ratios, debt yields, sponsor credit ratings and performance history.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our or a particular managed investment vehicle’s portfolio of assets, as the case may be. Prior to making a final investment decision, we determine whether a target asset will cause the portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
Investment Committees
We have established investment committees composed of senior executives for our various business segments as well as for the portfolios of the funds we manage. These investment committees review and evaluate potential investment opportunities, and meet periodically with the Company’s portfolio management team to review and monitor risks posed by existing investments.
Allocation Procedures
We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own or to other investment vehicles that we manage. In order to address the risk of potential conflicts of interest among us and our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. See “—Regulation under the Investment Advisers Act of 1940” below. Pursuant to this policy, investment allocation decisions are based on a suitability assessment involving a review of numerous factors, including the particular source of capital’s investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life.
Portfolio Management
The comprehensive portfolio management process generally includes day-to-day oversight by the Company's portfolio management team, regular management meetings and quarterly asset review process. These processes are designed to enable management to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide basis for both assets on our balance sheet and assets of the companies within our investment management business. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews.
We use many methods to actively manage our risk to preserve our income and capital. For commercial real estate equity and debt investments, frequent re-underwriting and dialogue with tenants, operators, partners and/or borrowers and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During a quarterly review, or more frequently as necessary, investments are monitored and identified for possible asset impairment and loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we seek to utilize services of certain strategic partnerships and joint ventures with third parties with expertise in commercial real estate or other sectors and markets to assist our portfolio management.
In order to maintain our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, and maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

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
Operating and Regulatory Structure
REIT Qualification
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2017. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a "TRS"), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest, our TRSs may have a material amount of assets and net taxable income.
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
We classify our investments for purposes of testing for these exemptions based in large measure on no-action letters issued by the Staff of the Securities and Exchange Commission (the "SEC") and other SEC interpretive guidance. These positions were based upon facts that may be different from ours, and many of these no-action positions were issued more than twenty years ago. To the extent that the Staff of the Division of Investment Management of the SEC provides more specific guidance regarding any of the matters bearing upon any exemption on which we may rely, we may be required to adjust our holdings and strategies accordingly. Additional guidance from the Staff of the Division of Investment Management of the SEC could provide us with additional flexibility, or it could further inhibit our ability to pursue strategies we have chosen. For example, on August 31, 2011, the SEC issued a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities should continue to be allowed to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. If the SEC takes action with respect to this exclusion, these changes could result in certain of our securitization vehicles and other subsidiaries being no longer able to rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act. In such a case, we would either need to conform our activities to one or more other exemptions from the 1940 Act or lose our status as exempt from registration under the 1940 Act, either of which could result in an adverse effect on us.
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

Healthcare Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity for healthcare providers and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility; any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing legislative, administrative and judicial scrutiny. In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, the Centers for Medicare and Medicaid Services (CMS) discontinued payment of cost-sharing reduction subsidies to insurance providers. In 2018, the average annual premium for employer-based family coverage rose five percent and three percent for single coverage. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2019. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, slowed, or subject to reduced funding, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
On December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. This decision has been appealed, and will not take effect while that appeal is pending. Nonetheless, should this ruling be upheld upon appeal, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
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

•
Medicare Reimbursement—Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which create a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our tenants and operators, which may in turn impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies mandatory. The current presidential administration could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program as a whole that, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

◦
Skilled Nursing Conditions for Participation - On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016, Phase 2 of the regulations implemented on November 28, 2017 and Phase 3 of the regulations to be implemented on November 28, 2019. Failure of our tenants and operators to comply with the new regulations could have an adverse impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

◦
Skilled Nursing-In August 2018, CMS adopted a revised methodology used to compensate skilled nursing facilities for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes will take effect on October 1, 2019. A tenant or operator of a skilled nursing facility’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn may adversely impact us.

•
Medicaid Reimbursement—Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS, in part as a result of the change in leadership in the executive branch, has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. States and the federal government are also examining ways to further align Medicaid reimbursement with quality metrics and other value-based payment models that might shift risk to or place additional compliance costs on facilities. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. As noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.
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
For additional information regarding regulations applicable to the Company, refer to "Item 1A. Risk Factors.”
Competition
The Company is engaged in a competitive multifaceted business and competes for capital from investors and numerous types of target assets.
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
Our competition for investments includes a variety of institutional investors, including other REITs and/or investment managers, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of industrial, healthcare, hospitality, commercial debt and equity real estate and other real estate-related assets suitable for purchase or origination. Some competitors may have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to the Company, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets.
The industrial, healthcare and hospitality industries are also highly competitive. Competition in the markets in which our properties operate from existing or newly renovated properties could adversely affect the operating performance of our properties, and thus our financial results. Competition may also require us to make capital improvements or incur additional costs that we otherwise might not choose to make, which may adversely affect the profitability of our properties.
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
Employees
At December 31, 2018, we employed over 400 full-time employees worldwide.

Seasonality

Operations of our hospitality portfolio are affected by seasonal patterns resulting from overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, we expect our hotel portfolio to have higher revenues, operating income and cash flows in the second and third quarters of each year and lower revenues, operating income and cash flows in the first and fourth quarters of each year.
Available Information and Corporate Governance
Our principal executive office is located at 515 South Flower Street, 44th Floor, Los Angeles, California, 90071. Our website address is www.clny.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements are available on our website under “Public Shareholders—SEC Filings,” as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC. We also post corporate presentations on our website from time to time.
All of our reports, proxy and information statements filed with the SEC can also be obtained at the SEC’s website at www.sec.gov.
Colony Capital, Inc. emphasizes the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation, nominating and corporate governance, and risk committees of the board of directors are composed exclusively of independent directors. Additionally, the following documents relating to corporate governance are available on our website under “Public Shareholders—Corporate Governance”:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers

•	Complaint Procedures for Accounting and Audit Matters

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Risk Committee Charter
These corporate governance documents are also available in print free of charge to any security holder who requests them in writing to: Colony Capital, Inc., Attention: Investor Relations, 515 South Flower Street, 44th Floor, Los Angeles, California, 90071. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to such corporate governance documents.
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
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT which generally requires that we distribute to our stockholders 90% of our taxable income and that we pay tax on any undistributed income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we may have to rely on third party sources of capital, including public and private offerings of securities and debt financings.
Our ability to raise capital through the public and private capital markets depends on a number of factors, including many that are outside our control, such as the general economic environment, the regulatory environment, competition in the marketplace, media attention and investor investment allocation preferences. Poor performance by, or negative publicity about, our Company, our management or our managed companies could also make it more difficult for us to raise new capital. Investors in our managed companies may decline to invest in future companies we raise, and investors may withdraw their investments in our managed companies (subject to the terms of such managed company) as a result of poor performance or negative perceptions of our Company or our leadership. In addition, third party financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
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

We may also need to refinance all or a portion of our indebtedness at or prior to the scheduled maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, core funds from operations ("Core FFO") prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.
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
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Executive Chairman and Chief Executive Officer, Thomas J. Barrack, Jr., and our President, Darren J. Tangen, in particular, and the services of the other members of our senior management team, including Mark M. Hedstrom, Ronald M. Sanders, Kevin P. Traenkle and Neale W. Redington, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. Changes to our management team have occurred in the past, and we cannot assure stockholders that further changes will not be made. We also cannot assure stockholders of the continued employment of these individuals with the Company. The loss of services of certain of our executive officers could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business. Furthermore, our key personnel possess substantial experience and expertise and have strong business relationships with investors in certain of our managed companies and other members of the business community. As a result, the loss of these key personnel could jeopardize such business relationships and result in the reduction of capital raising or fewer investment opportunities.
In addition, certain of our key personnel have been and may continue to be the subject of media attention, which includes scrutiny or criticism of our Company, business and leadership. Such attention and scrutiny could negatively impact our reputation as well as that of our key personnel, which could in turn negatively impact the relationships our key personnel have with current and potential investors, business partners, vendors and employees. Negative perceptions of or a loss of investor confidence in our key personnel could adversely impact our business prospects.
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
We continue to be subject to business uncertainties following the Merger, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on us following the Merger. These uncertainties have and could continue to disrupt our business and impair our ability to attract, retain and motivate key personnel and other experienced real estate professionals, and cause clients and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new clients to delay doing business with us. Retention and motivation of employees may be challenging due to the uncertainty and difficulty of integration, the Company's poor performance or a desire not to remain with us.
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
We have been and may continue to be subject to the actions of activist stockholders, which could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been and may continue to be the subject of increased activity by activist stockholders. Responding to stockholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected. Furthermore, there are circumstances in which our revolving credit facility could terminate and/or accelerate and various change of control payments could arise as a result of the conclusion of a proxy fight.
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

We have undertaken a corporate restructuring and reorganization plan to reduce our annual compensation and administrative expenses. Our corporate restructuring and reorganization plan may not be effective, might have unintended consequences and could negatively impact our business.
In November 2018, we announced a corporate restructuring and reorganization plan aimed at reducing our annual compensation and administrative expenses over the next 12 months. This restructuring plan was designed to match resources that further align with our increasing focus on the investment management business by, among other things, reducing our workforce globally by 10% to 20%. Through December 31, 2018, we incurred approximately $19.3 million of restructuring charges. While we expect to continue with our cost reductions, we face a variety of risks and uncertainties relating to the effectiveness of such activities. Any delays in the implementation of our restructuring plan or unforeseen expenses related to such activities could adversely affect our business, results of operations and financial condition.
Despite our planning, our corporate restructuring and reorganization plan could have unexpected negative consequences. As part of our workforce reduction, we may experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. In addition, there can be no assurance that the cost reductions we have made will be successful or are the right reductions for our business going forward. There is a risk that the restructuring, cost savings initiatives and reduction in personnel will make it more difficult to grow our investment management business and conduct our operations.
Our operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
A material portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:

•	our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•	restrictions and limitations relating to the repatriation of profits;

•	complexity and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	changes in relative interest rates;

•	translation and transaction risks related to fluctuations in foreign currency and exchange rates;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States ("GAAP"));

•	unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•
legal and logistical barriers to enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	share ownership restrictions on foreign operations;

•	compliance with U.S. laws affecting operations outside of the United States, including sanctions laws, or anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”); and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.
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
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and in recent volatility in the value of the euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be uncertain. Such uncertainty would extend to among other things, whether obligations previously expressed to be owed and payable in euros would be re-denominated in a new currency, what laws would govern and the courts of which country would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.
In addition, there is increased uncertainty in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. Any impact of the Brexit vote depends on the terms of the United Kingdom’s withdrawal from the European Union, which remains under negotiation between the parties despite the upcoming March 29, 2019 deadline. Failure to obtain parliamentary approval of an agreed withdrawal agreement would, absent a revocation of the United Kingdom’s notification to withdraw or some other delay, mean that the United Kingdom would leave the European Union on March 29, 2019, likely with no agreement (a so-called “hard Brexit”). Current discussions between the United Kingdom and the European Union may result in any number of outcomes including an extension or delay of the United Kingdom’s withdrawal from the European Union. The consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, among others, regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation or shareholder activism. During 2018, several class action lawsuits and related derivative actions were filed against our Company and certain of our current and former executive officers and directors alleging certain violations of securities laws and omissions or misstatements regarding disclosures made in connection with our business and the Merger. While these lawsuits are not expected to have a material impact on the Company's financial results or condition, due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of Class A common stock.
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
Our assets may be subject to impairment charges, which could have a material adverse effect on our results of operations.
We evaluate our long-lived assets, primarily real estate held for investment, for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. If, after giving effect to such changes, we conclude that the carrying values of such assets or asset groups are no longer recoverable, we may recognize impairments in future periods equal to the excess of the carrying values over the estimated fair value. Such impairments could have a material adverse effect on our results of operations.
These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
We face cybersecurity risks and risks associated with security breaches that have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and can provide no assurance that the steps we and our service providers take in response to these risks will be effective.
We face cybersecurity risks and risks associated with security breaches or disruptions such as those through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design.Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. Furthermore, as an asset manager our business is highly dependent on information technology systems, including systems provided by third parties over which we have no control. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective.
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.
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
Changes in the method pursuant to which LIBOR and other benchmark rates are calculated and their potential discontinuance could hinder our ability to maintain effective hedges and could adversely impact our business operations and financial results.
Our floating-rate debt, certain senior and junior subordinated notes and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In response to concerns regarding the reliability and robustness of commonly used reference rates, in particular LIBOR, the Financial Stability Oversight Council and Financial Stability Board called for the development of alternative interest rate benchmarks. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.
Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR (various characteristics of SOFR make it uncertain whether it would be viewed by market participants as an appropriate alternative to LIBOR for certain purposes), how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.

The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
Risks Related to Ownership of Our Securities
The market price of our Class A common stock has been and may continue to be volatile and holders of our Class A common stock could lose all or a significant portion of their investment due to drops in the market price of our Class A common stock.
The market price of our Class A common stock has been and may continue to be volatile, especially as a result of the Merger. Our stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock pursuant to the merger agreement or otherwise due to fluctuations in the market price of our Class A common stock, including changes in market price caused by factors unrelated to our operating performance or prospects. Additionally, this volatility and other factors has and may continue to induce stockholder activism, which has been increasing in publicly traded companies in recent years and could materially disrupt our business, operations and ability to make distributions to our stockholders.
Specific factors that may have a significant effect on the market price of our Class A common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our Class A common stock, other companies comparable to it or companies in the industries we serve;

•	actual or anticipated fluctuations in our operating results or future prospects;

•	reactions to public announcements by us;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our investments;

•	media attention about our Company or our management team;

•	strategic actions taken by our Company or our competitors, such as business separations, acquisitions or restructurings;

•
failure of our Company to achieve the perceived benefits of certain transactions and restructurings, including financial results and anticipated cost savings and synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

•	changes or other announcements regarding our key management personnel;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of common stock by our Company, members of our management team or significant stockholders.
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
Risks Related to Our Organizational Structure and Business Operations
Thomas J. Barrack, Jr., our Executive Chairman and Chief Executive Officer, controls a significant number of votes in any matter presented to our stockholders for approval, including the election of directors.
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
Our tax protection and related agreements could limit our ability to sell certain properties, engage in a strategic transaction or reduce our level of indebtedness, which could materially and adversely affect us.
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
If our tax indemnification obligations are triggered under these agreements, we will be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these and related obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. For example, the operating agreement of the OP requires us to maintain at least $1.05 billion of certain non-recourse liabilities during the five-year period beginning on the closing of Colony's internalization transaction. The OP estimates that if all of its assets subject to the TPA are sold in a taxable transaction, its indemnification obligations (based on tax rates applicable for the taxable year ended December 31, 2018 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) would be approximately $431 million.
We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support growth in our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. In connection with our investments, our partners provide, among other things, property management, investment advisory, sub-advisory and other services to us and certain of the companies that we manage. We may not realize any of the anticipated benefits of our strategic partnerships and joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and the companies we manage to risks and uncertainties not otherwise present with other methods of investment.
For a substantial portion of our assets, we rely upon joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture. Any failure to perform these obligations may have a negative impact on our financial performance and results of operations. In addition, the terms of the agreements with our partners may limit or restrict our ability to make additional capital contributions for the benefit of properties or to sell or otherwise dispose of properties or interests held in joint ventures, even for ventures where we are the controlling partner. In certain instances, we may not control our joint venture investments. In these ventures, the controlling partner(s) may be able to take actions which are not in our best interests or the best interests of the investments we manage. Furthermore, to the extent that our joint venture partner provides services to the companies we manage, certain conflicts of interest will exist. Moreover, we may decide to terminate a strategic relationship or joint venture partner, which could be costly and time-consuming for our management team.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner, which in turn may have an adverse effect on our financial condition and results of operations. In addition, disagreements or disputes between us and our joint venture partner(s) could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
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
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
Risks Related to Our Managed Companies
Our ability to raise capital and attract investors at our current and any future managed companies is critical to their success and consequently our ability to grow our investment management business.
The fee income generated from or expected to be generated from our current and future managed companies is driven, both directly and indirectly, by the ability to raise capital at such companies, which is dependent on a number of factors, certain of which are substantially the same as those that may impact the ability to raise capital at our company. In addition, for our managed companies that raise capital through the retail market, the ability to raise capital has been and is expected to continue to be negatively impacted by regulatory changes, changes in market receptivity to illiquid investments with similar fee or compensation structures and regulatory scrutiny. In addition, the poor performance of, or negative media attention about, our Company or our senior management team and any of our current or future managed companies could also make it more difficult for our managed companies to raise new capital. In the event that our current and future managed companies are not able to raise new capital, our ability to grow our investment management business will be materially adversely affected.

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
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as earnings before interest, income tax, depreciation and amortization ("EBITDA"), by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
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
We are paid substantial fees for the services we and our subsidiaries provide to our managed companies and we are also reimbursed by the publicly-traded and retail companies we manage for certain costs and expenses we incur and pay on their behalf. Such managed companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs. The costs and expenses that we allocate to our publicly-traded and retail companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations. These conflicts of interest, as well as the loyalties of our executives and other real estate and finance professionals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation. For the year ended December 31, 2018, we allocated $15.4 million in costs to Colony Credit, NorthStar Realty Europe Corp. and our retail companies, in the aggregate. These managed companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts. Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that such managed companies could seek to terminate their relationship with us.
In addition, our managed companies that are publicly-traded grant, either directly or indirectly through us as manager, equity awards to certain of our employees in connection with the services that we provide to such companies as their manager. Such grants of equity awards are in the discretion and subject to the approval of the specific managed company's board of directors or compensation committee. To the extent one or more of these publicly-traded managed companies determine not to grant equity awards to us or our employees, either in the amounts historically granted, recommended by us or at all, we may determine to increase the equity awards issued by our Company in order to compensate and retain our employees. During the year ended December 31, 2018, the publicly-traded companies we manage issued $26.9 million, based on grant date fair value, in equity-based compensation which was granted directly or indirectly to our employees.
Non-traded REITs and business development companies are subject to significant scrutiny by federal and state regulators, including FINRA, the U.S. Department of Labor ("DOL") and the SEC, and have been subjected to significant regulatory changes in recent years which have inhibited capital raising. These changes and any future changes in regulations could negatively impact the ability of our non-traded sponsored companies to raise substantial funds which will limit the number and type of investments they may make and their ability to diversify their assets.
In recent years regulators have scrutinized non-traded REITs and business development companies and their capital raising practices. This scrutiny has resulted in changes in regulations which have adversely impacted capital raising by non-traded companies. For example, amendments to FINRA rules regarding customer account statements were approved by the SEC and became effective on April 11, 2016. These amendments significantly affected the manner in which non-traded companies raise capital and may have contributed to a significant reduction in capital raised by non-traded companies. In addition, recent amendments adopted by the DOL to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Code, and other standards on sales practices of broker-dealers and the impact of such rules, have and could continue to adversely affect the ability of our managed companies to raise additional capital. Furthermore, if we or the non-traded companies we manage become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and distracting to our management.
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
Our ownership of approximately 37% of Colony Credit, on a fully diluted basis, subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
In connection with our contribution of the CLNY Contributed Portfolio, as of the date of this report, we own approximately 44.4 million shares of Colony Credit’s Class A common stock, which is listed on the NYSE, and approximately 3.1 million common membership units in Colony Credit's operating company ("CLNC OP Units"), which represent, in the aggregate, approximately 37% of Colony Credit’s total outstanding shares on a fully diluted basis. The CLNC OP Units are redeemable for cash or Class A common stock of Colony Credit, in Colony Credit’s sole discretion. During 2018, Colony Credit’s Class A common stock traded between $15.56 and $23.23 per share, and closed at $15.79 per share on December 31, 2018. At December 31, 2018, the carrying value of our Colony Credit investment was $1 billion or $21.65 per share. As of December 31, 2018, we believe that the carrying value of our investment in Colony Credit is recoverable in the near term and therefore, have not taken an impairment on the value of our investment. However, if Colony Credit's Class A common stock continues to trade below our carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future. Based on the closing price of Colony Credit’s Class A common stock as of February 25, 2019, our investment in Colony Credit has a value of approximately $849 million.
Although we are the external manager to Colony Credit and have two representatives who are our senior executives on Colony Credit’s board of directors, our role as manager is under the supervision and direction of Colony Credit’s board of directors, which has a total of seven members, a majority of whom are independent. In addition, until the later of the two year anniversary of the closing of the Combination and the second annual meeting of stockholders of Colony Credit, we have agreed to cause our shares of Colony Credit's Class A common stock to be voted in favor of the director nominees recommended by the Colony Credit board. Therefore, the value of our investment is subject to the strategies and management decisions of the Colony Credit board of directors as a whole, as well as the trading price of Colony Credit’s Class A common stock on the NYSE.
Moreover, Colony Credit owns and expects to continue to originate, acquire, finance and manage a diversified portfolio of commercial real estate debt and net lease real estate investments predominantly in the United States. As a result, our investment in Colony Credit exposes us to the same risks that we are subject to as a result of our other equity and debt segment, as further described in “Risk Factors—Risks Related to Our Other Equity and Debt Business.” If any of the foregoing risks were to occur, our investment in Colony Credit could decline in value and our results of operations could be materially and adversely affected.
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

We have significant leverage on our healthcare properties, which increases the risk of loss associated with our healthcare investments, impacts our liquidity and restricts our ability to engage in certain activities.
As of December 31, 2018, we had $3.2 billion of borrowings outstanding on our healthcare properties. Use of leverage increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities, including our ability to implement certain strategic initiatives or dispose of certain assets. If we fail to comply with the covenants required by our borrowers or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2018, $482 million in aggregate principal amount of our non-recourse borrowings were in default as a result of the failure of our tenants, operators or managers to satisfy certain performance thresholds or other covenants. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, as of the date hereof, we have approximately $2.0 billion of borrowings maturing in 2019 and we may be unable to refinance these borrowings when they become due on favorable terms, at similar interest rate levels, or at all, which could have a material adverse impact on our results of operations.
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
Efforts by Congress, states, and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative, administrative and judicial scrutiny, including continued efforts by the current presidential administration and parties in ongoing court cases to repeal and replace the ACA in total or in part. If certain key provisions of the ACA are repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion. Some states are also considering and already implementing changes that will affect patient eligibility for Medicaid, such as work requirements. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators. Additionally, on December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. This decision has been appealed, and will not take effect while that appeal is pending. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
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

Risks Related to Our Hospitality Business
A significant portion of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the hospitality industry.
Hotels in our hospitality segment represent approximately 27% (or 34% including the THL Hotel Portfolio in our other equity and debt segment) of our real estate portfolio. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and upscale select service that generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the hospitality industry, including:

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
Island Hospitality Group, Inc. ("Island") manages the majority of our hotels in our hospitality segment pursuant to management agreements. In addition, Aimbridge Hospitality (“Aimbridge”) manages all of the hotel properties in the THL Hotel Portfolio that we acquired through consensual foreclosure in July 2017. Although we have various rights as the property owner under our management agreements, we rely on Island’s and Aimbridge’s respective personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our hotel operations efficiently and effectively. Any adverse developments in Island’s and Aimbridge’s respective business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a materially adverse effect on us.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Additionally, hotels where our third-party managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.
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
Increasing interest rates could materially impact the operating results of our hotel properties.
A substantial portion of our hotel properties are financed with floating-rate debt. If interest rates rise, the costs of our existing floating rate borrowings and any new borrowings that we incur would increase. These increased costs could reduce the profitability of our hotel properties or impair our ability to meet our debt obligations, which in turn may have a material adverse effect on our cash flow, results of operations and overall financial position. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our hotels, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We have obtained, and we may in the future obtain, one or more forms of interest rate protection, including swap agreements, interest rate cap contracts or similar agreements, that involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than otherwise would be the case. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.
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
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. Our qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our Class A Common Stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders.  We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as non-REIT “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C” corporation.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Investment Properties
Information regarding our investment properties at December 31, 2018 are included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Segments" and "Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation" of this Annual Report.
Corporate Offices
We have 17 locations across ten countries. Our principal executive office is located at 515 South Flower Street, 44th Floor, Los Angeles, CA, 90071, with other key offices in New York, Paris and London. All of our office spaces are under operating leases. We believe our offices are suitable for conducting our business.
Item 3.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of December 31, 2018, the Company was not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “CLNY.”
On February 25, 2019, there were 2,975 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. No distributions can be paid on our class A and class B common stock unless we have paid all cumulative dividends on our Series B, Series E, Series G, Series H, Series I and Series J preferred stock. We cannot assure our stockholders that we will make any future distributions.
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

	Common Stock	Preferred Stock (1)
		Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Series J
2018 (2)
Ordinary income	$0.05	NA	$0.97	NA	$0.63	$1.03	NA	$0.66	$0.63	$0.63	$0.63
Capital gains	0.06	NA	1.09	NA	0.71	1.16	NA	0.74	0.71	0.71	0.71
Return of capital (3)	0.22	NA	—	NA	—	—	NA	—	—	—	—
Total	$0.33	NA	$2.06	NA	$1.34	$2.19	NA	$1.40	$1.34	$1.34	$1.34
2017
Ordinary income	$0.23	$0.28	$0.59	$0.43	$0.45	$0.47	$0.20	$0.40	$0.38	$0.23	$0.12
Capital gains	0.85	1.04	2.17	1.59	1.67	1.72	0.73	1.47	1.40	0.86	0.44
Total	$1.08	$1.32	$2.76	$2.02	$2.12	$2.19	$0.93	$1.87	$1.78	$1.09	$0.56
2016
Ordinary income	$0.72	NA	NA	NA	NA	NA	$1.42	$1.26	$1.19	NA	NA
Capital gains	0.36	NA	NA	NA	NA	NA	0.70	0.62	0.59	NA	NA
Total	$1.08	NA	NA	NA	NA	NA	$2.12	$1.88	$1.78	NA	NA
__________

(1)
Upon consummation of the Merger, the Series A, B, C, D and E preferred stock of NRF and the Series A, B and C preferred stock of Colony were converted into Series A, B, C, D, E, F, G and H preferred stock of the Company, respectively. During the year ended December 31, 2017, we issued Series I and J preferred stock, as well as redeemed all of Series A, C and F preferred stock and a portion of Series B preferred stock. During the year ended December 31, 2018, we redeemed all of Series D preferred stock.

(2)
For the Company’s common stock, distributions declared on November 5, 2018, payable on January 15, 2019 to stockholders of record on December 31, 2018 are considered a 2019 distribution for federal income tax purposes. For each of the Series G, H, I and J preferred stock, distributions declared on November 5, 2018, payable on January 15, 2019 to stockholders of record on January 10, 2019 are considered a 2019 distribution for federal income tax purposes.

(3)
Represents dividends paid in excess of our current and accumulated earnings and profit ("E&P") which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all of a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In November and December 2018, in satisfaction of redemption requests by certain OP Unit holders, we issued an aggregate of 10,627 shares of our class A common stock to certain of our employees. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.

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
The following table presents information related to our purchases of the Company's class A common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
October 1, 2018 to October 31, 2018	—	N/A	N/A	$281,519,402
November 1, 2018 to November 30, 2018	—	N/A	N/A	281,519,402
December 1, 2018 to December 31, 2018	6,604,432	$4.79	6,604,432	249,904,312
Total	6,604,432	$4.79	6,604,432	249,904,312
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index") from December 31, 2013 to December 31, 2018, with stock prices prior to the closing of the Merger representing Colony share prices adjusted for the 1.4663 exchange ratio. The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2013 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.

Item 6. Selected Financial Data.
The selected financial data set forth below are derived from our audited consolidated financial statements, other than selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in "Item 15. Exhibits and Financial Statement Schedules" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
The selected historical financial data below as of and for periods on or prior to January 10, 2017 represents the pre-Merger financial information of Colony on a stand-alone basis. The financial information of NSAM and NRF are incorporated into the Company effective January 11, 2017.
Additionally, the historical per share data for periods on or prior to January 10, 2017 have been adjusted to give effect to the exchange ratio of one share of Colony common stock for 1.4663 shares of the Company's common stock.
Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Statements of Operations Data:
Total revenues	$2,665,276	$2,796,734	$838,857	$794,371	$226,820
Income (loss) from continuing operations	(495,073)	(78,168)	290,726	256,036	159,711
Net income (loss)	(495,175)	(64,613)	290,726	256,036	159,711
Net income (loss) attributable to Colony Capital, Inc.	(519,607)	(197,891)	115,318	149,980	123,149
Net income (loss) attributable to common stockholders	(632,709)	(333,093)	67,159	107,411	98,279
Per Share Data:
Income (loss) from continuing operations per share
Basic	$(1.28)	$(0.66)	$0.39	$0.65	$0.69
Diluted	$(1.28)	$(0.66)	$0.39	$0.65	$0.69
Net income (loss) attributable to common stockholders per share
Basic	$(1.28)	$(0.64)	$0.39	$0.65	$0.69
Diluted	$(1.28)	$(0.64)	$0.39	$0.65	$0.69
Dividends per common share (1)	$0.44	$1.08	$1.08	$1.04	$0.98
Balance Sheet Data—At Year End:
Total assets	$22,215,249	$24,785,650	$9,760,992	$10,039,310	$5,825,449
Total debt (2)	10,039,957	11,024,715	3,715,618	4,178,803	2,701,764
Total liabilities	11,059,494	12,402,114	4,144,065	4,623,070	2,889,656
Total stockholders' equity	7,006,052	8,407,925	2,773,799	2,846,916	2,417,480
Total equity	11,146,370	12,349,392	5,616,927	5,416,240	2,935,793
__________

(1)
Dividends for 2017 include a $0.04444 per share dividend paid to Colony stockholders of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, representing a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017.

(2)	Includes debt associated with assets held for sale.

Selected Quarterly Financial Information (Unaudited)

For the three months ended	2018				2017
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$634,244	$674,769	$689,599	$666,664	$720,344	$789,853	$679,372	$607,165
Income (loss) from continuing operations (1)	(407,695)	(17,414)	(42,689)	(27,275)	(294,098)	71,108	105,192	39,630
Net income (loss) (1)	(407,695)	(17,414)	(42,908)	(27,158)	(294,584)	72,589	105,192	52,190
Net income (loss) attributable to Colony Capital, Inc.	(370,077)	(42,790)	(65,413)	(41,327)	(335,738)	33,908	78,342	25,597
Net income (loss) attributable to common stockholders	(397,214)	(69,975)	(92,806)	(72,714)	(368,082)	1,650	38,555	(5,216)
Per Share Data:
Income (loss) from continuing operations per share:
Basic	$(0.82)	$(0.15)	$(0.19)	$(0.14)	$(0.69)	$0.00	$0.07	$(0.03)
Diluted	$(0.82)	$(0.15)	$(0.19)	$(0.14)	$(0.69)	$0.00	$0.07	$(0.03)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.82)	$(0.15)	$(0.19)	$(0.14)	$(0.69)	$0.00	$0.07	$(0.01)
Diluted	$(0.82)	$(0.15)	$(0.19)	$(0.14)	$(0.69)	$0.00	$0.07	$(0.01)
Dividends per common share (2)	$0.11	$0.11	$0.11	$0.11	$0.27	$0.27	$0.27	$0.27
__________

(1)
Income (loss) from continuing operations and net income (loss) for the quarters ended September 30, June 30 and March 31, 2018 reflect the reclassification of $3.5 million, $1.1 million and $0.9 million, respectively, from net income attributable to noncontrolling interests to carried interest compensation expense. See Note 2 to our consolidated financial statements in Item 15 of this Annual Report.

(2)
Dividends in the first quarter of 2017 consisted of (i) $0.04444 per share of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, that was paid to Colony stockholders and represented a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017; and (ii) $0.24 per share of common stock paid to Company. stockholders for the period from January 11, 2017 through March 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report.
Recent Developments
During the year ended December 31, 2018 and through February 2019, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•	Consummated the Combination on January 31, 2018 to create Colony Credit, a prominent publicly-listed commercial real estate credit REIT.

•	Syndicated 30% of our portfolio of distressed CRE loans in Ireland to a third party investor for $67 million.

•
Acquired a commercial real estate portfolio of 220 assets across France, primarily office and light industrial, in a sale-leaseback transaction alongside our sponsored credit fund for $479 million, financed with $344 million of debt at closing.

•	Sold a net lease property in Norway and industrial properties in Spain for total proceeds of approximately $332 million, resulting in aggregate gains on sale of real estate of $89 million.

•
Closed on a co-sponsored digital real estate infrastructure vehicle in partnership with Digital Bridge. Total callable commitments of the vehicle is $4 billion, inclusive of our capital commitments which is capped at $250 million.

•
Participated in the acquisition of an interest in a multinational European hospitality group, AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million in our sponsored fund, together with $760 million of third party capital raised and managed by us.

•
Continued fundraising in our open-end industrial fund with $385 million of additional capital raised in 2018, bringing total third party capital raised to date in our industrial platform to $1.5 billion.

•
In January 2019, entered into a definitive agreement to acquire, together with the management team of Abraaj, the private equity platform of the Abraaj Group in Latin America, with the transaction expected to close during the first quarter of 2019, subject to certain approvals.

•
In February 2019, acquired 54 buildings in our industrial segment (of which four buildings are under construction and expected to close over the next six months) at a purchase price of $1.16 billion, part of which includes the initiation of a new bulk industrial strategy that is expected to be complementary to, and synergistic with, our existing light industrial platform.

Financing and Capital Transactions

•	Repurchased 61.4 million shares of our class A common stock for $350 million.

•	Redeemed all outstanding shares of our Series D preferred stock for $200 million.

•	Extended scheduled maturities on $319 million of debt principal in our healthcare segment to December 2019 and May 2020.

•	Refinanced $628 million of debt financing in our hospitality portfolio, extending their scheduled maturities to 2020 and 2021.

•
In the industrial segment, closed on a $500 million floating rate unsecured term debt and a $235 million first mortgage debt, and replaced our existing credit facility with an upsized $600 million facility in connection with the acquisition of a $1.16 billion portfolio in February 2019.

Corporate Governance Enhancements
In February 2019, the Company announced the implementation of a series of changes designed to enhance its corporate governance, and entered into a cooperation agreement with Blackwells Capital LLC, a stockholder of the Company. In connection with the cooperation agreement the Company’s board of directors appointed two new independent directors to the board, and further agreed with Blackwells to mutually agree on one additional independent director to be appointed to the board. In addition, in accordance with the cooperation agreement, the Company’s board of directors formed a Strategic Asset Review Committee composed solely of independent directors to review, evaluate and make recommendations to the board on issues relating to the Company’s assets and business configuration.
Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Colony Capital, Inc.
Year Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Healthcare	$592,455	$613,169	$—	$(283,516)	$(64,767)	$—	$(199,277)	$(51,428)	$—
Industrial	290,956	243,172	196,357	26,749	37,497	(3,003)	4,246	12,537	(911)
Hospitality	849,513	815,831	—	(90,581)	(9,863)	—	(82,798)	(9,199)	—
CLNC	—	—	—	(65,366)	—	—	(61,457)	—	—
Other Equity and Debt	739,167	873,046	569,780	268,768	568,747	431,903	143,065	426,052	226,202
Investment Management	183,946	244,654	68,331	(128,255)	(170,168)	21,229	(120,286)	(182,038)	17,903
Amounts not allocated to segments	9,239	6,862	4,389	(222,974)	(426,059)	(159,403)	(203,100)	(393,815)	(127,876)
	$2,665,276	$2,796,734	$838,857	$(495,175)	$(64,613)	$290,726	$(519,607)	$(197,891)	$115,318

Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2018
Real estate, net	$4,995,298	$2,793,004	$3,668,824	$—	$2,161,888	$—	$—	$13,619,014
Loans receivable, net	48,330	—	—	—	1,597,214	13,673	—	1,659,217
Equity investments	—	—	—	1,037,754	1,210,536	194,304	3,742	2,446,336
Debt securities, at fair value	—	—	—	—	96,833	—	—	96,833
Debt, net	3,213,992	1,064,585	2,603,599	—	2,309,347	—	848,434	10,039,957
December 31, 2017
Real estate, net	$5,298,168	$2,451,091	$3,881,857	$—	$2,833,142	$—	$—	$14,464,258
Loans receivable, net	70,641	—	—	—	3,135,450	17,671	—	3,223,762
Equity investments	—	—	—	—	1,479,455	207,642	3,742	1,690,839
Debt securities, at fair value	—	—	—	—	348,342	—	—	348,342
Debt, net	3,242,837	1,001,458	2,560,485	—	3,126,428	—	896,602	10,827,810
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
As a result of the Merger, the historical financial information presented as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony, and the results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017. Additionally, as a result of the Combination which closed on January 31, 2018, the historical financial information in 2018 includes one month of operating results from the CLNY Contributed Portfolio prior to their contribution to Colony Credit; thereafter, 2018 reflects our share of results from our equity method investment in Colony Credit. Consequently, our results for 2018 are not directly comparable to 2017.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$2,247,740	$2,113,837	$133,903
Interest income	215,367	416,625	(201,258)
Fee income	151,821	220,789	(68,968)
Other income	50,348	45,483	4,865
Total revenues	2,665,276	2,796,734	(131,458)
Expenses
Property operating expense	1,233,659	1,113,509	120,150
Interest expense	595,551	574,822	20,729
Investment and servicing expense	67,420	67,597	(177)
Transaction costs	7,266	95,859	(88,593)
Placement fees	7,849	2,474	5,375
Depreciation and amortization	572,406	617,779	(45,373)
Provision for loan loss	43,034	19,741	23,293
Impairment loss	588,223	420,360	167,863
Compensation expense
Cash and equity-based compensation	225,038	346,885	(121,847)
Carried interest and incentive fee compensation	12,181	—	12,181
Administrative expenses	97,000	110,982	(13,982)
Total expenses	3,449,627	3,370,008	79,619
Other income
Gain on sale of real estate	167,231	137,370	29,861
Other gain (loss), net	51,706	(25,814)	77,520
Equity method earnings (losses)	(9,401)	285,151	(294,552)
Equity method earnings—carried interest	19,961	—	19,961
Loss before income taxes	(554,854)	(176,567)	(378,287)
Income tax benefit	59,781	98,399	(38,618)
Loss from continuing operations	(495,073)	(78,168)	(416,905)
Income (loss) from discontinued operations	(102)	13,555	(13,657)
Net loss	(495,175)	(64,613)	(430,562)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(3,708)	23,543	(27,251)
Investment entities	67,994	129,996	(62,002)
Operating Company	(39,854)	(20,261)	(19,593)
Net loss attributable to Colony Capital, Inc.	(519,607)	(197,891)	(321,716)
Preferred stock redemption	(3,995)	4,530	(8,525)
Preferred stock dividends	117,097	130,672	(13,575)
Net loss attributable to common stockholders	$(632,709)	$(333,093)	(299,616)

Property Operating Income and Property Operating Expenses

	Year Ended December 31,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$586,855	$606,992	$(20,137)
Industrial	287,181	240,782	46,399
Hospitality	848,760	815,413	33,347
Other Equity and Debt	524,944	450,650	74,294
	$2,247,740	$2,113,837	133,903
Property operating expenses:
Healthcare	$271,166	$274,528	$(3,362)
Industrial	83,003	67,196	15,807
Hospitality	563,453	537,884	25,569
Other Equity and Debt	316,037	233,901	82,136
	$1,233,659	$1,113,509	120,150
Healthcare—Property operating income and expenses for the year ended December 31, 2018 and 2017 are not directly comparable as 2017 results exclude 10 days of pre-Merger results. After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses decreased $35.8 million and $10.7 million, respectively, in 2018 compared to 2017. These decreases were primarily due to three skilled nursing facilities that were converted into net lease properties in November 2017 (which resulted in income recorded net of certain operating expenses), as well as sales of our non-core healthcare properties. Additionally, property operating income was also reduced by the accelerated amortization of above-market leases following lease modifications in 2018, as well as rent concessions granted in 2018, both of which were partially offset by termination fees from an early lease termination in 2018.
Industrial—Property operating income and expenses increased from 2017 to 2018 as a result of continued growth in our industrial portfolio. At December 31, 2018 and December 31, 2017, our industrial portfolio consisted of 400 and 369 buildings, respectively, with a net addition of 31 buildings and approximately 5.2 million rentable square feet.
Comparing our industrial portfolio on a same store basis for 2018 and 2017, the increase in property operating income reflects generally higher rental rates on new and renewal leases as well as higher tenant reimbursements. Average occupancy, however, decreased to 94.3% in 2018 from 95.2% in 2017, partially due to delays in tenant build-outs which in turn delayed lease commencements. Same store property operating expenses also increased during this period, primarily due to higher real estate taxes, repair and maintenance costs as well as utility costs, which are, for the most part, recoverable from our tenants.

	Year Ended December 31,
($ in thousands)	2018	2017	% change
Industrial:(1)
Same store property operating income	$189,278	$182,128	3.9%
Same store property operating expenses	55,583	50,610	9.8%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior years. Stabilized properties are properties held for more than one year or that are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 257 buildings.

Hospitality—Property operating income and expenses in 2018 and 2017 are not directly comparable as 2017 results exclude 10 days of pre-Merger results. After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses increased $16.8 million and $13.0 million, respectively. The overall increase can be attributed to a 2.1% higher revenue per available room ("RevPAR"), which in turn was driven by higher occupancy, increasing from 74.1% in 2017 to 75.0% in 2018, supported by strong corporate, group and special event demand as well as post-renovation demand. In terms of property operating expenses, the increase was driven largely by higher labor costs, some of which was related to a franchisor's new food and beverage wage rate program, and to a lesser extent, by a combination of higher operating expenses which are tied to revenues, property taxes as well as property operations and maintenance.
Other Equity and Debt—Property operating income and expenses increased by $74.3 million and $82.1 million, respectively, in 2018 compared to 2017. The increases are primarily attributable to the THL Hotel Portfolio that was acquired through a consensual foreclosure in July 2017, which contributed an additional $150.9 million hotel operating income and $103.8 million of hotel operating expenses in 2018; and to a lesser extent, new real estate acquisitions in 2018. These increases were partially offset by decreases resulting from continued sales of our non-core properties, deconsolidation of a real estate investment following a third party syndication in September 2017, lease termination fee earned in 2017, as well as our contribution of $219.7 million of real estate to Colony Credit on January 31, 2018 which had resulted in decreases of $21.9 million in property operating income and $7.2 million in property operating expenses.
Interest Income
Interest income decreased $201.3 million in 2018 compared to 2017. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which reduced interest income by $130.7 million, $30.2 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, consensual foreclosure of the THL Hotel Portfolio loan in July 2017 which had previously contributed interest income of $18.8 million, as well as decreases due to continuing loan repayments, payoffs and sales. These decreases more than offset new loan originations and additional drawdowns in 2018.
Fee Income
Fee income is earned from the following sources:

	Year Ended December 31,
(In thousands)	2018	2017	Change
Institutional funds	$56,002	$60,988	$(4,986)
Non-traded REITs	29,597	88,081	(58,484)
Public companies (Colony Credit, NRE)	65,258	14,003	51,255
Broker-dealer, Townsend funds and other clients	964	57,717	(56,753)
	$151,821	$220,789	(68,968)
Fee income decreased $69.0 million in 2018 compared to 2017, resulting from:

•	sale of the Townsend investment management business in December 2017, which had contributed $55.4 million of fee income in 2017;

•
$18.2 million decrease in fee income from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following an amendment to its advisory agreement effective in 2018 that changed its management fee basis from 1% of gross assets to 1.5% of net asset value ("NAV") and no longer provides for acquisition fees, coupled with a decrease in its annual NAV basis effective December 2018; and

•	net decrease of $5.0 million in our institutional funds business as continued realization of investments by liquidating funds more than offset fees from new capital raised.
The decreases were partially offset by:

•	higher fees from NRE, specifically $6.4 million increase in base management fees as a result of a higher NAV in 2018 as well as $5.4 million of incentive fees earned in 2018; and

•
an approximately $2.6 million net increase in fee income from Colony Credit, which replaced fees from non-traded REITs, NorthStar I and NorthStar II, and has a larger fee base as we converted our on-balance sheet equity into fee generating assets under management through contribution of the CLNY Contributed Portfolio to Colony Credit.

Other Income
Other income increased $4.9 million in 2018 compared to 2017, attributable primarily to (i) amounts grossed up in other income and equity-based compensation expense beginning in 2018 related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, and to a lesser extent, (ii) higher dividend income from a sponsored private fund that was consolidated in the third quarter of 2017, (iii) higher property management fee income with the growth of our industrial portfolio, and (iv) higher CDO advisory fees following a deconsolidation of a CDO securitization trust, all of which were partially offset by (v) lower recovery income from our loan portfolios which continue to resolve over time, and (vi) lower cost reimbursement income from our sponsored retail companies, in particular following the Combination.

Interest Expense

	Year Ended December 31,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$194,898	$185,256	$9,642
Industrial	42,713	38,566	4,147
Hospitality	153,395	134,729	18,666
Other Equity and Debt	150,032	161,993	(11,961)
Corporate-level debt	54,513	54,278	235
	$595,551	$574,822	20,729
The $20.7 million net increase in interest expense in 2018 compared to 2017 can be attributed to the following:
Healthcare—Interest expense in 2018 and 2017 are not directly comparable as 2017 excludes 10 days of pre-Merger interest expense. After giving effect to the 10-day pre-Merger period in 2017, there was a marginal increase in interest expense of approximately $3.9 million in 2018. This can be attributed to the impact of higher LIBOR on variable rate debt and additional cost incurred in 2018 related to a debt defeasance, prepayment of debt as well as extinguishment of debt, all of which were largely offset by debt payoffs from sales of our non-core healthcare properties and continued debt paydowns over time.
Industrial—Net increase of $4.1 million in interest expense resulted from additional debt obtained to fund new acquisitions, notwithstanding capitalization of approximately $0.6 million of interest financing development activities in 2018, as well as higher unused fees on our line of credit following an increase in capacity in 2018. Both of these were partially offset by additional interest expense incurred in 2017 through accelerated amortization of deferred financing costs when we refinanced our variable rate acquisition debt.
Hospitality—Interest expense in 2018 and 2017 are not directly comparable as 2017 excludes 10 days of pre-Merger interest expense. After giving effect to the 10-day pre-Merger period in 2017, interest expense increased $15.6 million in 2018. This resulted primarily from the impact of higher LIBOR on variable rate debt, additional debt obtained in 2018, and higher deferred financing cost expensed in 2018, all of which were partially offset by lower debt discount expensed in 2018 as the discount is expensed over a longer period following an extension of debt maturity.
Other Equity and Debt—Interest expense decrease approximately $12.0 million, driven by: (i) $25.2 million decrease in interest expense related to approximately $380 million of debt contributed to Colony Credit in January 2018, (ii) $11.7 million decrease in interest expense from the sale and deconsolidation of our securitization trusts in the second quarter of 2018, (iii) $4.1 million decrease in interest expense from deconsolidation of a real estate investment following a third party syndication in September 2017, and (iv) the effect of debt payoffs from continued sales and resolutions of our non-core investments. These decreases were partially offset by an increase of $36.2 million in interest expense due to debt assumed in the consensual foreclosure of the THL Hotel Portfolio in July 2017.
Corporate-level debt—The marginal increase in interest expense in 2018 reflects largely the effect of higher LIBOR on our junior subordinated debt, partially offset by lower utilization of our credit line.
Investment and Servicing Expense
There was a marginal $0.2 million net decrease in investment and servicing costs in 2018 compared to 2017. While higher expenses were incurred in 2018 through write-offs of cost reimbursement, organization and offering costs receivables related to certain retail companies as well as a full year of servicing and management fees in 2018 on the THL Hotel Portfolio that was foreclosed in July 2017, there was lower servicing fees on our loan portfolios due to resolutions. Additionally, 2017 included a non-employee RSU award that was fully vested in September 2017, expenses associated with the Townsend business that was sold in December 2017 and the broker-dealer business that was contributed to the Colony S2K joint venture in April 2018, as well as fees incurred in connection with debt refinancing and restructuring.
Transaction Costs
Significant transaction costs totaling $95.9 million were incurred in 2017, of which $86.2 million was related to the Merger, consisting primarily of professional fees for legal, financial advisory, accounting and consulting services, including $66.8 million of investment banking fees. We also incurred transaction costs in connection with the acquisition of the CPI group, foreclosure of the THL Hotel Portfolio and acquisition of a distressed loan portfolio in Ireland in 2017. In contrast, transaction costs of $7.3 million in 2018 consisted primarily of $3.3 million incurred related to our pending acquisition of the Latin American investment management business of The Abraaj Group.

Placement Fees
Placement fees were $7.8 million in 2018 and $2.5 million in the prior year. The higher fees in 2018 are attributed to the fundraising for our co-investment vehicle in AccorInvest while fees incurred in 2017 were in connection with fundraising for our open-end industrial fund and our distressed credit fund.
Depreciation and Amortization
The net decrease of $45.4 million in depreciation and amortization in 2018 compared to 2017 can be attributed to the following: (i) contribution of real estate to Colony Credit in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; (ii) deconsolidation of a real estate investment following a third party syndication in September 2017; and (iii) lower overall amortization on our investment management intangible assets following the sale of Townsend as well as write-off of management contracts, NorthStar trade name and customer relationships. These decreases were partially offset by (iv) higher expenses in 2018 on assets acquired through the Merger as 2017 results exclude 10 days of pre-Merger activities; (v) acquisition of the THL Hotel Portfolio in July 2017, and (vi) continued growth in our industrial portfolio.
Provision for Loan Losses

	Year Ended December 31,
(In thousands)	2018	2017	Change
Non-PCI loans	$22,557	$7,534	$15,023
PCI loans	20,477	12,207	8,270
Total provision for loan losses	$43,034	$19,741	23,293
Provision for loan losses was $23.3 million higher in 2018 compared to 2017, driven primarily by non-PCI loans in maturity default in 2018, losses on loan sales, including the sale of our interest in a securitization trust that resulted in a deconsolidation of the trust in 2018, as well as loan losses estimated based upon recoverability of underlying collateral value. Additionally, there was higher recovery in provision on purchased credit-impaired ("PCI") loans in 2017 of $6.3 million compared to $4.1 million in 2018.
Of the total provision for loan losses, $17.1 million and $10.9 million in 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Year Ended December 31,
(In thousands)	2018	2017	Change
Healthcare	$217,524	$14,375	$203,149
Industrial	948	44	904
Hospitality	72,469	—	72,469
Other Equity and Debt	79,432	30,867	48,565
Investment Management	217,850	375,074	(157,224)
	$588,223	$420,360	167,863
Healthcare—In the fourth quarter of 2018, we reassessed the hold period on our healthcare properties, taking into consideration our ability to refinance the related debt with upcoming maturities. We applied a probability-weighted approach to different hold periods for each property depending upon our expected ability to refinance the related debt and determined that certain properties were impaired due to a shortened expected hold period. Aggregate impairment was measured at $212.0 million. Remaining impairment in 2018 relates to properties with hurricane-related damage that were initially written down in 2017. In 2017, impairment also included write-downs on properties that were sold or held for sale and RIDEA properties that were converted into net lease arrangements.
Industrial—Impairment in both 2018 and 2017 relate to properties sold or held for sale.
Hospitality—Impairment of $62.1 million was recorded in September 2018 on certain hotels for which we adopted a sales strategy in the third quarter of 2018. Prior to the third quarter of 2018, we held a long-term hold strategy. In the fourth quarter of 2018, a majority of these hotels were transferred from held-for-investment to held-for-sale. Remaining $10.3 million impairment was recorded on one hotel impacted by competition from new supply in the market in mid-2018.
Other Equity and Debt—Impairment was higher at $79.4 million in 2018 compared to $30.9 million in 2017. The increase resulted from a $29.5 million impairment on a portfolio of multi-tenant offices that are held for sale, $13.3 million impairment on the THL Hotel Portfolio based upon their selling prices and additional write-downs on European properties as they were sold or classified as held for sale.
Investment Management—Impairment was taken on various investment management intangible assets in both years. The impairment loss in 2017 is attributed primarily to the $316.0 million write-down in goodwill in 2017. Goodwill was not further impaired in 2018. On the other hand, higher impairments were taken on management contract intangibles in 2018, specifically a $139.0 million write-off of intangible assets related to the NorthStar I and NorthStar II management contracts that were terminated upon closing of the Combination. In 2017, the significant management contract impairment of $55.3 million resulted from an amendment to the NorthStar Healthcare advisory agreement. Other notable impairments in 2018 included write-offs of the NorthStar trade name of $59.5 million and retail customer relationship intangible of $10.1 million.
Of the $588.2 million and $420.4 million of total impairment in 2018 and 2017, respectively, $96.2 million and $23.2 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The following table provides the components of compensation expense.

	Year Ended December 31,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$149,165	$167,606	$(18,441)
Carried interest and incentive fee compensation	12,181	—	12,181
Equity-based compensation	43,473	33,095	10,378
	204,819	200,701	4,118
Merger-related compensation expense
Equity-based compensation for replacement awards to former NSAM executives	3,297	116,725	(113,428)
Severance and other employee transition	9,877	29,459	(19,582)
	13,174	146,184	(133,010)
Restructuring-related compensation expense
Acceleration of equity-based compensation	4,734	—	4,734
Severance	14,492	—	14,492
	19,226	—	19,226
Total compensation expense	$237,219	$346,885	(109,666)
Compensation expense for 2017 included $133.0 million of incremental Merger-related costs, pertaining primarily to replacement equity awards issued to certain NSAM executives which vested one year from the Closing Date. On the other hand, 2018 included $19.2 million of compensation costs related to the Company's corporate restructuring, specifically severance costs and acceleration of equity-based compensation.
Excluding the effects of above items, compensation expense increased $4.1 million in 2018 compared to 2017. This was driven by $12.2 million of carried interest and incentive fee compensation accrued in 2018, of which $2.7 million relates to NRE incentive fees that were recognized during the fourth quarter of 2018, while the remaining amount relates to unrealized carried interest on certain of our sponsored private funds. All such amounts are generally not paid to management or other employees until the related carried interest and incentive fees are distributed by the investment vehicles to the Company. There was also $10.4 million of higher equity-based compensation in 2018 from new equity grants, which included an $8.7 million gross-up of equity-based compensation related to equity awards granted by Colony Credit and NRE to the Company and its employees. The overall increase in 2018 was largely offset by decreases in compensation costs in 2018 in connection with the Townsend business that was sold in December 2017 and the broker-dealer business that was contributed to Colony S2K in April 2018, notwithstanding significant severance costs incurred in 2018 in connection with the Colony S2K transaction.
Administrative Expenses
Administrative expenses were $97.0 million in 2018, a $14.0 million decrease from 2017, largely due to a decrease in expenses incurred in connection with integrating the operations of the combined entities following the Merger, including lower overall rent expense, lower administrative expenses related to the Townsend business that was sold in December 2017 and the broker-dealer business which was contributed to Colony S2K in April 2018.

Gain on Sale of Real Estate

	Year Ended December 31,
(In thousands)	2018	2017	Change
Industrial	$7,633	$24,612	$(16,979)
Other Equity and Debt	159,598	112,758	46,840
	$167,231	$137,370	29,861
Industrial—The $7.6 million gain in 2018 was realized from sales of nine buildings. In 2017, the $24.6 million gain was generated predominantly from sales of two industrial portfolios totaling 26 buildings in the Chicago and Atlanta markets, which contributed gains of $17.1 million in aggregate.
Other Equity and Debt—We recognized gains totaling $159.6 million in 2018 and $112.8 million in 2017, of which $142.5 million and $99.8 million, respectively, resulted from sales of our European properties, the largest being $60.3 million from the sale of two Spanish industrial portfolios in November 2018, $28.6 million from the sale of a net lease office property in Norway in August 2018 and $68.1 million from the sale of two net lease properties in Switzerland in July 2017. Other notable gains include $11.2 million from a U.S. multifamily property and $6.0 million from a U.S. net lease property in the second quarters of 2018 and 2017, respectively.
Gain on sale of $73.8 million and $38.2 million in 2018 and 2017, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Year Ended December 31,
(In thousands)	2018	2017	Change
CLNC	$(65,366)	$—	$(65,366)
Other Equity and Debt	99,400	265,079	(165,679)
Investment Management	(23,474)	20,072	(43,546)
	$10,560	$285,151	(274,591)
CLNC—Our share of net loss in Colony Credit for 2018 was $65.4 million. The net loss was driven by a variety of factors, including: (i) significant provision for loan loss recorded on several loans, including four New York hospitality loans, four loans cross-collateralized by a variety of property types, which were foreclosed on in early 2019 with insufficient collateral value to cover the loan carrying value, and three loans collateralized by retail properties; (ii) property impairments due, in part, to a recent reduction in estimated holding period and increased vacancy; (iii) fair value loss on secondary private equity fund investments; and (iv) significant transaction costs incurred in connection with the closing of the Combination.
Other Equity and Debt—Equity method earnings in 2017 included a $191.2 million gain from the sale of our 14% interest in Starwood Waypoint Homes. Excluding this gain, earnings from investments in unconsolidated ventures was $25.5 million higher in 2018, attributable primarily to (i) new or additional fundings made on our preferred equity and ADC loan investments, (ii) increase in fair value of our AccorInvest and digital infrastructure investments held through our sponsored or co-sponsored funds, and (iii) higher net income from our interest in NRE resulting from a significant gain on sale of real estate by NRE. These increases were partially offset by (iv) reduction in earnings resulting from the contribution of certain investments to Colony Credit in January 2018, and (v) net loss from our private equity fund investments compared to net gain in the prior year.
Investment Management—We recorded losses of $43.4 million in 2018 and earnings of $20.1 million in 2017. The losses primarily resulted from $55.5 million of impairment on investments in two third party asset managers. This was partially offset by $20.0 million of carried interest allocation from our sponsored private funds, with carried interest calculated based on fair value of underlying investments of the funds, which as of December 31, 2018, was unrealized. 2018 also included $6.1 million of income, primarily management fees, from our joint venture with Digital Bridge that co-manages our digital infrastructure vehicle.
Equity method earnings of $29.5 million and $27.1 million in 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.

Other Gain (Loss), Net
We recognized a gain of $51.7 million in 2018 and loss of $25.8 million in 2017, resulting primarily from the following:

•
$34.0 million gain in 2018 compared to a $13.0 million loss in 2017 on a non-designated out-of-money interest rate swap assumed through the Merger due to rising interest rates. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•	$10.9 million gain from deconsolidation of consolidated N-Star CDOs in 2018;

•	$10.7 million gain from sale of CRE securities in 2018;

•	Lower impairment on CRE securities of $8.2 million in 2018 compared to $33.0 million in 2017;

•	$4.6 million loss upon write-off of CRE securities in 2017;

•
$9.9 million gain recorded in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s interest in Colony Credit (refer to Note 4 of the consolidated financial statements); and

•	$4.0 million gain from sale of loans in 2018.
The above factors were partially offset by:

•
Lower unrealized fair value gain recorded on the contingent consideration liability in connection with Colony's management internalization of $1.7 million in 2018 compared to $20.6 million in 2017, with the liability settled in 2018 (refer to Note 14 of the consolidated financial statements); and

•	$5.1 million loss in 2018 compared to $6.8 million gain in 2017 on remeasurement of a foreign currency loan receivable in our healthcare segment.
Income Tax Benefit
We recorded income tax benefit of $59.8 million in 2018 and $98.4 million in 2017.
The higher income tax benefit in 2017 was driven by deferred tax benefit recognized upon amortization of our investment management contract intangible assets and current tax benefit recorded in connection with severance costs. Additionally, 2017 also included a provisional net deferred tax benefit of $24.9 million as a result of the Tax Cuts and Jobs Act enacted in December 2017, where we remeasured certain deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal corporate income tax purposes.
In 2018, the income tax benefit resulted primarily from the write-off of deferred tax liabilities in connection with the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination and for NorthStar RXR/NY Metro upon termination of its offering period. We also recognized foreign income tax expense in connection with the sale of certain European real estate which partially offset some of the income tax benefit recorded during the year.
Income from Discontinued Operations
Income from discontinued operations represents net income generated from businesses that we acquired through business combinations that were classified as held for sale at the time of acquisition. There was immaterial net loss from discontinued operations in 2018 from operations of hotels held for sale in the THL Hotel Portfolio acquired in July 2017, while the $13.6 million net income from discontinued operations in 2017 was derived predominantly from operations of our manufactured housing portfolio during the approximately two month period prior to its disposition in March 2017.
Preferred Stock Redemption
In 2018, approximately $4.0 million was recorded to decrease net loss attributable to common stockholders, representing the excess of carrying value over the redemption price of $25.00 per share of Series D preferred stock which was redeemed in full during 2018. This was because the Series D preferred stock carrying value included a premium that was recognized based upon its trading price at the closing of the Merger.
By comparison, a $4.5 million charge against net income available to common stockholders was recorded in 2017, representing the excess of the redemption price at $25.00 per share over the carrying value of our Series A, Series B, Series C and Series F preferred stock which were redeemed in full or in part during 2017.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
As a result of the Merger, comparisons between 2017 and 2016 financial information of the Company may not be meaningful. The historical financial information included in this Annual Report as of any date, or for any periods, on or prior to January 10, 2017, represents the pre-Merger financial information of Colony on a stand-alone basis. The results of operations of NSAM and NRF are incorporated into the Company's results effective from January 11, 2017. Following the Merger, the healthcare and hotel real estate portfolios acquired from NRF formed the Company's new healthcare and hospitality segments, respectively, while the investment management business acquired from NSAM has expanded Colony's existing investment management segment.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2017	2016	Change
Revenues
Property operating income	$2,113,837	$371,082	$1,742,755
Interest income	416,625	385,851	30,774
Fee income	220,789	67,731	153,058
Other income	45,483	14,193	31,290
Total revenues	2,796,734	838,857	1,957,877
Expenses
Property operating expense	1,113,509	118,461	995,048
Interest expense	574,822	170,083	404,739
Investment and servicing expense	67,597	23,666	43,931
Transaction costs	95,859	40,605	55,254
Placement fees	2,474	900	1,574
Depreciation and amortization	617,779	171,682	446,097
Provision for loan loss	19,741	35,005	(15,264)
Impairment loss	420,360	11,717	408,643
Cash and equity-based compensation	346,885	111,838	235,047
Administrative expenses	110,982	50,799	60,183
Total expenses	3,370,008	734,756	2,635,252
Other income
Gain on sale of real estate	137,370	73,616	63,754
Other gain (loss), net	(25,814)	18,416	(44,230)
Equity method earnings	285,151	99,375	185,776
Income (loss) before income taxes	(176,567)	295,508	(472,075)
Income tax benefit (expense)	98,399	(4,782)	103,181
Income (loss) from continuing operations	(78,168)	290,726	(368,894)
Income from discontinued operations	13,555	—	13,555
Net income (loss)	(64,613)	290,726	(355,339)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	23,543	—	23,543
Investment entities	129,996	163,084	(33,088)
Operating Company	(20,261)	12,324	(32,585)
Net income (loss) attributable to Colony Capital, Inc.	(197,891)	115,318	(313,209)
Preferred stock redemption	4,530	—	4,530
Preferred stock dividends	130,672	48,159	82,513
Net income (loss) attributable to common stockholders	$(333,093)	$67,159	$(400,252)

Property Operating Income and Expenses

	Year Ended December 31,
(In thousands)	2017	2016	Change
Property operating income:
Healthcare	$606,992	$—	$606,992
Industrial	240,782	194,670	46,112
Hospitality	815,413	—	815,413
Other Equity and Debt	450,650	176,412	274,238
	$2,113,837	$371,082	1,742,755
Property operating expenses:
Healthcare	$274,528	$—	$274,528
Industrial	67,196	55,924	11,272
Hospitality	537,884	—	537,884
Other Equity and Debt	233,901	62,537	171,364
	$1,113,509	$118,461	995,048
Healthcare—Subsequent to the Merger, we earn resident fee income and rental income from our healthcare portfolio as well as hotel operating income from our hotel portfolio acquired from NRF, and incur corresponding operating expenses. We also acquired other properties through the Merger, mainly net lease, multifamily and multi-tenant offices, included in our other equity and debt segment. These acquired assets, in aggregate, generated property operating income of approximately $1,478 million and incurred property operating expenses of $834.5 million in 2017.
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

	Year Ended December 31,
($ in thousands)	2017	2016	% change
Industrial: (1)
Same store property operating income	$178,815	$173,505	3.1%
Same store property operating expenses	51,132	49,253	3.8%
__________

(1)	Our same store portfolio consisted of the same 284 buildings that were owned during 2017 and 2016.
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
Interest Income
Interest income increased by $30.8 million in 2017 compared to 2016. The increase can be attributed to interest earning assets acquired through the Merger, which contributed $89.1 million of interest income from CRE debt securities and loans receivable. Excluding interest earning assets from the Merger, the remaining interest income decreased $58.3 million between 2017 and 2016 due to loan repayments, sales and foreclosures, which more than offset income from new loans and additional draws on existing loans.

Fee Income
Fee income was earned from the following sources:

	Year Ended December 31,
(In thousands)	2017	2016	Change
Institutional funds	$60,988	$67,731	$(6,743)
Non-traded REITs	88,081	—	88,081
Public company (NRE)	14,003	—	14,003
Broker-dealer, Townsend private funds and other clients	57,717	—	57,717
	$220,789	$67,731	153,058
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
Provision for loan losses in both years primarily reflected a decrease in expected cash flows on PCI loans. In 2017, this was net of a $6.3 million reversal of provision following higher recoveries, mainly upon the bulk sale of a portfolio of PCI loans. Our PCI loan portfolio has continued to resolve over time and outstanding loan balances have correspondingly declined.
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
Healthcare—Impairment loss of approximately $9.8 million was recorded on six properties that were sold or held for sale in 2017 based upon their contracted sales prices, consisting of a medical office building, hospitals and skilled nursing facilities. Remaining impairment loss was incurred upon the conversion of three RIDEA properties into net lease arrangements as well as due to property damage resulting from hurricanes Harvey and Irma, net of insurance recoveries.
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
Investment Management—The impairment recognized in 2017 consisted of the following:

•
$316.0 million write-down in goodwill, which represents the excess in carrying value of our investment management reporting unit, including its assigned goodwill, over its estimated fair value (refer to Note 8 to the consolidated financial statements); and

•
write-down of management contract intangibles for non-traded REITs that were acquired through the Merger, specifically $55.3 million for NorthStar Healthcare based upon an amendment to its advisory agreement as part of our efforts to preserve liquidity in NorthStar Healthcare and $3.7 million for NorthStar/RXR NY Metro Real Estate Inc ("NorthStar/RXR NY Metro") based upon revised capital raising projections. Effective January 1, 2018, the base management fee for NorthStar Healthcare changed from 1% of gross assets to 1.5% of its most recently published net asset value, and we will no longer earn an acquisition fee for new investments (refer to Note 19 to the consolidated financial statements).

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

Administrative Expenses
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
Equity Method Earnings
The significant increase in equity method earnings in 2017 of $185.8 million from 2016 was driven by a $191.2 million gain from the sale of all of our 14% interest in SFR and $24.7 million of net earnings from equity method investments acquired through the Merger. This increase was partially offset by a $45.0 million gain from the redemption of a preferred equity investment and $13.9 million gain from the sale of a hotel property by an investee in 2016.
Equity method earnings of $27.1 million in 2017 and $26.6 million in 2016 were attributed to noncontrolling interests in investment entities.
Other Gain (Loss), Net
The net loss of $25.8 million in 2017 resulted primarily from the net impact of the following:

•	$13.0 million unrealized loss on an undesignated out-of-the-money interest rate swap assumed through the Merger; and

•
$37.6 million loss due to other-than-temporary impairment and write-off of basis in commercial mortgage-backed securities held by consolidated N-Star collateralized debt obligations ("CDOs") and N-Star CDO bonds, as the underlying securitization tranches continue to wind up. These N-Star CDOs refer to NRF sponsored CDOs collateralized by CRE debt and securities as well as third party sponsored CRE CDOs acquired by NRF;

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

2017 included significant deferred tax benefit recognized upon amortization of our investment management intangible assets acquired through the Merger and current tax benefit recorded in connection with severance costs incurred, which more than offset income tax expense on the operations of our TRS and foreign taxable entities. Additionally, the Tax Cuts and Jobs Act that was enacted in December 2017 provided for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Accordingly, we remeasured certain of our existing deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal corporate income tax purposes, resulting in the recognition of a provisional net deferred tax benefit of $24.9 million in 2017.
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
Healthcare
Our healthcare segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings and hospitals. We earn rental income from our senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, we also earn resident fee income from senior housing properties that are managed by operators under a RIDEA structure, which effectively allows us to gain financial exposure to the underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.
At December 31, 2018, our interest in our healthcare segment was 71%.
Portfolio Overview
Our healthcare portfolio is located across 33 states domestically and 11% of our portfolio (based upon property count) is in the United Kingdom.
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	December 31, 2018	December 31, 2017
Real estate
Held for investment	$4,995,298	$5,298,168
Held for sale	—	42,289
Debt	3,213,992	3,242,837

The following table presents selected operating metrics of our healthcare segment as of and for the years ended December 31, 2018 and 2017:

	Number of Buildings	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
2018
Senior housing—operating	108	6,388 units	86.8%	N/A
Medical office buildings	108	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	84	4,231 units	82.1%	11.7
Net lease—skilled nursing facilities	99	11,829 beds	82.4%	5.9
Net lease—hospitals	14	872 beds	58.1%	9.7
Total	413
2017
Senior housing—operating	109	6,436 units	87.4%	N/A
Medical office buildings	109	3.9 million sq. ft.	82.9%	4.7
Net lease—senior housing	83	4,135 units	82.9%	12.0
Net lease—skilled nursing facilities	102	12,300 beds	82.1%	6.9
Net lease—hospitals	14	872 beds	58.4%	11.4
Total	417
__________

(1)
Occupancy represents property operator's patient occupancy for all types except medical office buildings. Average occupancy is based upon the number of units, beds or square footage by type of facility. Occupancy percentage is as of the last day of the quarter presented for medical office buildings, average of the quarter presented for senior housing—operating, and average of the prior quarter for net lease properties.

Revenue mix of our healthcare portfolio weighted by net operating income ("NOI") for the twelve months ended September 30, 2018 (as our operators report on a quarter lag) was as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	58%
Medicaid	32%
Medicare	10%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data, representing approximately 2% of revenues for the trailing twelve month period.
Acquisition and Dispositions
In September 2018, we exercised a purchase option on our development loan facility to a healthcare operator to acquire a 78-bed, 90% occupied, senior housing facility in the United Kingdom that is net leased, at a purchase price of $24.4 million, equivalent to the outstanding principal balance of our development loan.
For the year ended December 31, 2018, we sold three skilled nursing facilities under net leases totaling 471 beds for aggregate gross proceeds of $14.1 million and one operating senior housing with 25 units for gross sales proceeds of $1.6 million. These activities reflect our continued monetization initiatives on non-core assets. Additionally, one medical office building encumbered with a $3 million mortgage was consensually transferred to the lender in February 2018.
Financing
At December 31, 2018, our healthcare portfolio is financed by $3.24 billion of outstanding debt principal, of which $2.13 billion is fixed and $1.11 billion is variable rate debt, bearing a combined weighted average interest rate of 5.31%.
In May 2018, we extended the maturity on $46.5 million of debt principal from May 2019 to May 2020 with a one-year extension option. In November 2018, we extended the maturity on $272.7 million of debt financing our healthcare portfolio in the United Kingdom from December 2018 to December 2019.
Additionally, in November 2018, the Company refinanced a select portfolio of medical office buildings with $140.0 million of variable rate debt, maturing in November 2020, with five one-year extension options. Proceeds from the refinancing was applied mainly to repay in full a $100.5 million floating rate component of a $1.85 billion non-recourse mortgage debt on certain properties in our U.S. healthcare portfolio. The remaining $1.7 billion fixed rate component of the debt is scheduled to mature in December 2019. We are currently evaluating our options in connection with the scheduled maturity on the fixed rate component. In the fourth quarter of 2018, we impaired the real estate collateralizing the debt by $109.1 million based on a reassessment of the expected hold period, taking into consideration the upcoming debt maturity (see Note 14). In pursuing the options available to us in connection with the scheduled debt maturity, we will continue to re-evaluate certain assumptions, including with respect to the holding period of the real estate collateralizing the debt, which could result in further impairment of the underlying real estate in a future period. At December 31, 2018, carrying value of the real estate collateralizing the remaining debt maturing in December 2019 was $2.5 billion.
Performance
Results of operations of our healthcare segment were as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Total revenues	$592,455	$613,169
Net loss attributable to Colony Capital, Inc.	(199,277)	(51,428)
The significantly higher net loss in 2018 was driven by $212.0 million of impairment recognized in the fourth quarter of 2018, as we reassessed the hold period on our healthcare properties, taking into consideration our ability to refinance the related debt with upcoming maturities, some of which is as discussed above. We applied a probability-weighted approach to different hold periods for each property depending upon our ability to refinance the related debt and determined that certain properties were impaired under a shortened hold period. Impairment was recorded predominantly within our portfolio of medical office buildings, as well as skilled nursing facilities and senior housing that are both under net leases. As the impairment assessment involved subjectivity and judgment, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.
NOI generated by our healthcare segment, in total and by portfolio, was as follows. NOI is discussed further and reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
(In thousands)	2018	2017
Total revenues	$592,455	$613,169
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(15,225)	(34,229)
Property operating expenses (1)	(271,166)	(274,528)
NOI—Healthcare	$306,064	$304,412
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Year Ended December 31,
($ in thousands)	2018	2017	Change
Senior housing—operating	$66,343	$70,224	$(3,881)
Medical office buildings	56,288	53,550	2,738
Net lease—senior housing	60,627	56,732	3,895
Net lease—skilled nursing facilities	103,225	103,051	174
Net lease—hospitals	19,581	20,855	(1,274)
Total NOI—Healthcare	$306,064	$304,412	1,652
NOI for 2018 and 2017 are not directly comparable as 2017 excluded 10 days of activities pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, NOI decreased $6.6 million as a result of sales of our non-core healthcare properties, lower contractual rents and rental concessions granted in 2018, all of which were partially offset by additional income from early lease termination fees in 2018.
Industrial
Our industrial segment is composed of and primarily invests in light industrial assets throughout the U.S. Our strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector.
Light industrial buildings are generally multi-tenant buildings up to 250,000 square feet with an office build-out of less than 20%. They are typically located in supply constrained locations and serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times by providing smaller industrial distribution spaces located closer to a company's customer base. They are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms.
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
Capitalization
At December 31, 2018, we owned 35.3% of our industrial platform based upon net asset value through our capital contributions of $749.2 million. Our ownership interest decreased from 41.5% at December 31, 2017 as we continued to expand our industrial platform through third party capital, with $385.3 million of additional capital closed in 2018, bringing total third party capital to $1.5 billion at December 31, 2018.
Portfolio Overview
Our industrial portfolio is well-diversified with 48.5 million square feet and over 950 tenants across 20 major U.S. markets, with significant concentrations (by total square feet) in Atlanta (16%) and Dallas (15%).
The following table presents key balance sheet data of our industrial segment:

(In thousands)	December 31, 2018	December 31, 2017
Real estate
Held for investment	$2,793,004	$2,451,091
Held for sale	131,400	8,048
Debt	1,064,585	1,001,458
We present and discuss below certain key metrics related to our industrial portfolio:

	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
December 31, 2018	400	48,526	94.5%	3.8
December 31, 2017	369	43,325	95.1%	3.7

•
At December 31, 2018, 78% of our tenants (based upon leased square feet) were international and national companies, with the top ten tenants making up 8.3% of our portfolio based upon annualized base rent.

•
Total portfolio leased percentage declined from 95% at December 31, 2017 to 94.5% at December 31, 2018, driven in part by vacancy in new acquisitions. Notwithstanding, the market for light industrial space continues to experience capacity constraints and is driving rental rate growth and strong tenant demand, with initial rental rates on new and renewed leases commencing in 2018 (excluding leases less than 12 months) experiencing a 5% growth compared to prior ending rents (on a cash basis).

•	At December 31, 2018, no more than 17% of existing leases by square footage was scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in 2018 are summarized below. We continually seek to sell less strategic assets and redeploy capital into high quality real estate in line with our strategy.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions (2)	40	5,893	83%	$569,442	NA	NA
Dispositions	9	692	NA	NA	$45,663	$7,633
_________

(1)	Purchase price includes capitalized transaction costs for asset acquisitions.

(2)	Includes acquisition of $13.1 million of land for co-development with operating partners.

•
As of December 31, 2018, we funded $6.1 million with remaining unfunded purchase commitment of $1.3 billion for the acquisition of 61 buildings aggregating to approximately 13.7 million square feet, of which four buildings totaling 1.1 million square feet are under construction.

In January 2019, we closed on the acquisition of three buildings totaling approximately 0.7 million square feet that were on average 97% leased at the time of closing.
In February 2019, we acquired 54 buildings for a purchase price of $1.16 billion (of which four buildings are under construction and expected to close over the next six months). The portfolio is located across 10 markets, totaling approximately 11.9 million square feet and averaged 71% leased at the time of purchase. Forty-eight buildings, including those under construction, are light industrial, which were acquired by our existing light industrial platform. The remaining six bulk industrial buildings were acquired through a newly formed joint venture partnership in which we have a 51% interest and a third-party institutional investor has a 49% interest. Our initiation of a new bulk industrial strategy is expected to be complementary to, and synergistic with, our existing light industrial platform.

•
At December 31, 2018, 42 buildings with total carrying value of $131.4 million were held for sale. There was no debt financing on these held for sale properties. Disposition of 41 buildings closed in February 2019.

Financing
In May 2018, we increased the capacity on our industrial credit facility from $200 million to $400 million. At December 31, 2018, we have outstanding debt at total carrying value of $1.06 billion, bearing a weighted average interest rate of 3.84%, almost all of which are fixed rate debt, with a weighted average remaining maturity of 10.6 years.
In connection with our acquisition of the $1.16 billion portfolio in February 2019, we closed on a $500 million floating rate unsecured term debt and replaced our existing $400 million credit facility with a $600 million facility that was $142 million drawn at closing. The combined financing is secured by the light industrial portfolio and is non-recourse to the Company. Separately, we also closed on a $235 million first mortgage debt secured by the bulk industrial portfolio.
Performance
Results of operations of our industrial segment were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenues	$290,956	$243,172	$196,357
Net income attributable to Colony Capital, Inc.	4,246	12,537	(911)
NOI generated by our industrial segment was determined as follows. NOI is discussed further and reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,			Change
(In thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total revenues	$290,956	$243,172	$196,357
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(11,076)	(6,665)	(3,798)
Interest income	(779)	(391)	(2)
Other income	—	(121)	—
Property operating expenses	(83,003)	(67,196)	(55,924)
Transaction, investment and servicing costs	—	(101)	—
Compensation and administrative expense (1)	(2,112)	(1,753)	(1,873)
NOI—Industrial	$193,986	$166,945	$134,760	$27,041	$32,185
__________

(1)	Compensation and administrative costs of employees engaged in property management and operations are included in compensation and administrative expenses.
The increase in NOI from 2016 through 2018 reflect the continued growth of our portfolio, with net increase in rentable square feet of 5.7 million in 2017 and 5.2 million in 2018, taking into account both acquisitions and dispositions during these periods. Additionally, tenant demand has been strong, coupled with higher tenant reimbursements and higher rental rates for both new leases and renewals. Average occupancy increased from 93.3% in 2016 to 94.1% in 2017 but decreased to 92.9% in 2018. The decrease in average occupancy in 2018 was driven by vacancy in newly acquired properties, lag in timing between leasing and occupancy for new leases, as well as delays in tenant build-outs which further delayed lease commencements. Notwithstanding, overall increases in rental income more than offset higher property operating expenses, primarily higher real estate taxes, repairs and maintenance and utility costs, all of which are, for the most part, recoverable from our tenants.

Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels located in both major metropolitan markets and high-demand suburban markets throughout the U.S. The majority of our hotels are affiliated with top hotel brands such as Marriott and Hilton. We seek to achieve value optimization through capital improvements, asset management and as appropriate, opportunistic asset sales.
At December 31, 2018, we owned 94% of our hospitality segment.
Financing
At December 31, 2018, our hotel portfolio was financed by $2.6 billion of outstanding debt, predominantly variable rate debt, bearing a weighted average interest rate of 5.71%.
Financing activities in 2018 through February 2019 included the following:

•
In July 2018, refinanced $512 million of existing debt principal, encumbering 40 assets, with $550 million of new debt principal, encumbering 30 assets, at the prevailing market rate and extended debt maturity to July 2020, with five one-year extension options. Additional debt proceeds from the refinancing are earmarked for capital expenditures;

•
In August 2018, extended maturities on $336 million of debt principal to August 2019, of which $115.5 million was subsequently refinanced in February 2019, further extending its maturity to March 2021, with three one-year extension options.

Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations (based on EBITDA) in California (22.5%), Texas (12.6%) and New Jersey (12.0%).
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	December 31, 2018	December 31, 2017
Real estate
Held for investment	$3,668,824	$3,881,857
Held for sale	69,699	—
Debt	2,603,599	2,560,485
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at December 31, 2018 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	December 31,		Year Ended December 31,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)
2018
Select service	97	13,194	72.6%	$124	$90
Extended stay	66	7,936	79.5%	133	106
Full service	4	962	71.7%	163	117
Total	167	22,092	75.0%	129	97
2017
Select service	97	13,193	71.5%	$123	$88
Extended stay	66	7,936	78.7%	133	105
Full service	4	962	71.9%	159	114
Total	167	22,091	74.1%	128	95
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Performance
Results of operations of our hospitality segment were as follows.

	Year Ended December 31,
(In thousands)	2018	2017
Total revenues	$849,513	$815,831
Net loss attributable to Colony Capital, Inc.	(82,798)	(9,199)
Net loss in 2018 was driven by $72.5 million of impairment, recorded primarily in September 2018 on certain hotels for which we adopted a sales strategy in the third quarter of 2018. Prior to the third quarter of 2018, we held a long-term hold strategy. A majority of these hotels were transferred from held-for-investment to held-for-sale in the fourth quarter of 2018.
EBITDA for our hospitality segment, in total and by type, was as follows. EBITDA is discussed further and reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
(In thousands)	2018	2017
Total revenues	$849,513	$815,831
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(25)	(74)
Other income	(556)	—
Property operating expenses (1)	(563,453)	(537,884)
EBITDA	$285,479	$277,873
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Year Ended December 31,
($ in thousands)	2018	2017	Change
Select service	$153,849	$149,311	$4,538
Extended stay	116,920	116,597	323
Full service	14,710	11,965	2,745
Total EBITDA	$285,479	$277,873	7,606
EBITDA for the years ended December 31, 2018 and 2017 are not directly comparable as 2017 excluded 10 days of pre-Merger activities. After giving effect to the 10-day pre-Merger period in 2017, EBITDA increased $3.6 million as RevPAR was 2.1% higher, driven by an increase in occupancy from 74.1% to 75.0%. This can be attributed to strong corporate, group and special event demand as well as post-renovation demand, which more than offset corresponding increase in expenses, primarily labor costs, taxes, property operations and maintenance.

Colony Credit
At December 31, 2018, we have a 36.6% interest (on a fully diluted basis) in Colony Credit with a carrying value of $1.0 billion. Our share of net loss in Colony Credit for 2018 was $65.4 million. The net loss was driven by a variety of factors, including: (i) significant provision for loan loss recorded on several loans, including four New York hospitality loans, four loans cross-collateralized by a variety of property types, which were foreclosed on in early 2019 with insufficient collateral value to cover the loan carrying value, and three loans collateralized by retail properties; (ii) property impairments due, in part, to a recent reduction in estimated holding period and increased vacancy; (iii) fair value loss on secondary private equity fund investments; and (iv) significant transaction costs incurred in connection with the closing of the Combination.
Our interest in Colony Credit was measured based upon our proportionate share of Colony Credit's fair value at the closing date of the Combination. Colony Credit’s class A common stock had traded between $15.56 and $23.23 per share in 2018, and closed at $15.79 per share on December 31, 2018. At December 31, 2018, the carrying value of our investment in Colony Credit was $21.65 per share. As of December 31, 2018, we determined that our investment in Colony Credit was not other-than-temporarily impaired as we believe that the carrying value of our investment in Colony Credit is recoverable in the near term. If Colony Credit's common stock continues to trade below our carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
Other Equity and Debt
Our other equity and debt segment consists of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Our interests in other equity and debt assets are held as direct interests as well as indirect interests through unconsolidated ventures. Strategic investments include our co-investments as a general partner and/or manager alongside third party capital that we raised and manage for investment management economics in the form of real estate, loans receivable and equity investments, including through direct limited partnership interests in our sponsored funds. Non-strategic investments include net lease, multifamily and multi-tenant office properties, a limited service hotel portfolio which we controlled through a consensual foreclosure (the "THL Hotel Portfolio"), our interest in a portfolio of CRE loans and securities, limited partnership interests in private equity funds and various other equity investments. Over time, we intend to recycle capital from non-strategic investments in our other equity and debt investments and shift our balance sheet exposure to strategic investments and our core real estate segments.
Our other equity and debt segment generated the following results of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenues	$739,167	$873,046	$569,780
Net income attributable to Colony Capital, Inc.	143,065	426,052	226,202
Significant investments and corresponding debt in our other equity and debt portfolio were as follows.

(In thousands)	December 31, 2018	December 31, 2017
Real estate
Held for investment	$2,161,888	$2,833,142
Held for sale	651,303	670,349
Equity investments
NRE	87,696	73,578
Third party private equity funds acquired through the Merger, at fair value	5,908	204,774
Limited partnership interests in our sponsored and co-sponsored funds	90,062	108,976
Other (1)	1,026,870	1,056,527
Loans receivable	1,597,214	3,135,450
CRE debt securities, at fair value	64,127	323,243
Debt (2)	2,309,347	3,126,428
_________

(1)	Significant investments include acquisition, development and construction loans ($481.5 million) and preferred equity investments ($219.9 million).

(2)	Includes debt carrying value of $409.0 million financing real estate held for sale.
Significant activities in our other equity and debt segment in 2018 were as follows:

•
Upon closing of the Combination on January 31, 2018, we contributed $1.9 billion of assets and $0.4 billion of liabilities or net equity of $1.1 billion (net of noncontrolling interests) from our other equity and debt segment to

Colony Credit. The CLNY Contributed Portfolio included certain of our commercial real estate loans, net lease properties, limited partnership interests in third-party sponsored private funds that were based in the U.S. and consistent with Colony Credit's strategy at the time of the Combination. In consideration for our contribution, we received common shares in Colony Credit and membership units in its operating subsidiary. As discussed in Note 4 to the consolidated financial statements, we deconsolidated the subsidiaries holding the contributed interests, resulting in the recognition of a gain of $9.9 million, measured as the excess of fair value over carrying value of our retained interests. At December 31, 2018, we hold a 36.6% interest (on a fully diluted basis) in Colony Credit.

•	Syndicated 30% of equity in our portfolio of distressed CRE loans in Ireland to a third party investor for $67.0 million.

•	Syndicated to two third-party investors 30% of equity in our subordinated loan financing a mixed use development in Southern California for $94.7 million.

•
Participated in the acquisition of an interest in AccorInvest, the property arm of AccorHotels, alongside a consortium of global institutional investors, in which we co-invested $58 million in our sponsored fund, together with third party capital raised by us.

•
Together with our sponsored credit fund, acquired a commercial real estate portfolio of 220 assets across France, primarily office and light industrial, in a sale-leaseback transaction for $478.8 million, financed with $344.1 million of debt at closing.

•
In addition to the contribution of our interests in three of our sponsored securitization trusts to Colony Credit in January 2018, in the second quarter of 2018, we fully disposed of our interests in two of our sponsored securitization trusts, including a consolidated NRF collateralized debt obligation ("N-Star CDO"), to third parties, resulting in a deconsolidation of these securitization trusts; while the underlying assets of the remaining consolidated N-Star CDO was liquidated. As a result, we no longer have any consolidated securitization trusts.

•	Sold the majority of our investments in third party private equity funds acquired through the Merger for gross proceeds of $132.6 million.

•	Sold a net lease property in Norway and industrial properties in Spain for total proceeds of $332.3 million, resulting in aggregate gains on sale of real estate of $88.9 million.

•
At December 31, 2018, we had on deposit $25.1 million, with remaining unfunded purchase commitment of $0.3 billion, for the acquisition of a distressed hotel operator and its portfolio of six hotels in France alongside our sponsored credit fund. Acquisition of the six hotels closed in February 2019.

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
Significant Developments in the Investment Management Segment
Colony Credit—Upon closing of the Combination on January 31, 2018, our management contracts with NorthStar I and NorthStar II were terminated. Concurrently, we entered into a management agreement with Colony Credit, which provides for a base management fee of 1.5% per annum of Colony Credit's stockholders' equity (as defined in the management agreement) and incentive fees subject to the achievement of minimum return levels in accordance with terms set out in the management agreement, each payable quarterly in arrears in cash. The management agreement has an initial term of three years and will be automatically renewed for a one-year term thereafter unless earlier terminated.
Digital Colony—In partnership with Digital Bridge, we closed on a new co-sponsored digital real estate infrastructure vehicle in February 2018. Total callable commitments of the vehicle was approximately $4.0 billion, inclusive of our capital commitments which are capped at $250 million in aggregate as both limited partner and co-general partner. Fee income and carried interest will be shared with our co-sponsor, Digital Bridge.

AccorInvest Fund—We have raised $760 million of third party capital in a new sponsored fund, which we closed in May 2018, alongside our invested capital in the fund as general partner and limited partner, to participate in the acquisition of AccorInvest, the property arm of AccorHotels.
NorthStar Realty Europe—In November, 2018, we reached an agreement with NRE to terminate NRE's management agreement upon a sale of NRE or, if no sale is consummated, upon internalization of the management of NRE. In connection with such termination, we will receive a termination payment of $70 million, less incentive fees. The strategic review committee of NRE's board of directors is in the process of evaluating strategic alternatives to maximize NRE's shareholder value, which includes the potential sale of NRE.
NorthStar RXR/NY Metro—In October 2018, NorthStar/RXR NY Metro was liquidated, as approved by its board of directors and shareholders. We wrote off our $1.5 million investment in NorthStar/RXR NY Metro in the third quarter of 2018 as we effectively forfeited our shareholding upon liquidation, along with our co-sponsor, RXR Realty.
Retail Distribution Business—In April 2018, we combined NorthStar Securities, our captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K, to form Colony S2K. Colony S2K will distribute both current and future investment products sponsored by us and S2K as well as third party sponsored products.
REIT Index—We have partnered with Barclays Bank PLC ("Barclays") to structure the Colony Capital Fundamental U.S. Real Estate Index ("REIT Index"), which is a rules-based (smart-beta) strategy that invests in common stock of REITs. The REIT Index implements fundamental real estate investing principles drawn from our 27 years of managing real estate investments for institutional investors, with a focus on risk mitigation to drive long term outperformance in commercial real estate. Barclays owns the licensing rights to the REIT Index and Barclays Index Administration acts as sponsor and administrator of the REIT Index. DoubleLine Capital has licensed the REIT Index to launch the DoubleLine Colony Real Estate and Income Fund in December 2018, an open-end mutual fund that provides exposure to the REIT Index and invests in a fixed income portfolio managed by DoubleLine Capital.
Colony HB2 Energy—In October 2018, we formed Colony HB2 Energy, a new energy focused investment management platform in partnership with HB2 and its seasoned management team. Colony HB2 Energy intends to sponsor and manage third-party capital across a series of investment solutions providing investors more efficient forms of exposure to the upstream and midstream oil and gas industry.
Abraaj Group—In January 2019, we entered into a definitive agreement to acquire, together with the existing management team of Abraaj, the private equity platform of The Abraaj Group in Latin America, which will be rebranded as Colony Latam Partners. The transaction is expected to close during the first quarter of 2019, subject to certain approvals. The platform’s core strategy is focused on growth equity investments in middle-market companies in Mexico, Colombia, Peru and Chile.
Performance
Results of operations of our Investment Management segment were as follows.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenues (1)	$183,946	$244,654	$68,331
Net income (loss) attributable to Colony Capital, Inc.	(120,286)	(182,038)	17,903
__________

(1)
Includes $15.4 million and $19.5 million of cost reimbursement income from Colony Credit, NRE and retail companies for the year ended December 31, 2018 and 2017, which are recorded gross as income and expense in the results of operations.

Net loss recognized in 2018 was driven by impairments of intangible assets and equity method investments. Impairments consisted primarily of a $139.0 million write-off of the NorthStar I and NorthStar II management contract intangible upon closing of the Combination, $59.5 million write-off of the NorthStar trade name, $7.0 million impairment on the NorthStar Healthcare management contract intangible resulting from a decrease in expected fees, $10.1 million write-off of the retail customer relationship intangible based on a reassessment of future retail fund raising and $55.5 million impairment on investments in two third-party asset managers based on estimated future net cash flows or enterprise value of these investees. In addition to $151.8 million of fee income, which included $5.4 million of incentive fees from NRE, these losses were also partially offset by $20.0 million of carried interest allocation from certain of our sponsored private funds, as well as $6.1 million of income, primarily management fees, from our joint venture with Digital Bridge that manages our digital infrastructure vehicle.

Balance sheet investments of $194.3 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor, which as of December 31, 2018, included $21.7 million of unrealized carried interest allocation, as well as interests in other asset managers.
Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In the year ended December 31, 2018, we raised $5.5 billion of third party capital commitments (including our pro rata share from equity method investments in third party asset managers of $0.4 billion), driven primarily by capital commitments of $3.7 billion from our co-sponsored digital real estate infrastructure vehicle, approximately $0.8 billion from our co-investment vehicle in AccorInvest and approximately $0.4 billion from ongoing fundraising in our industrial platform.
Below is a summary of our third party AUM and fee earning equity under management ("FEEUM"):

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	$9.5	$9.9	$6.4	$5.8
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.5	3.7	1.4	1.7
	CC Real Estate Income Fund (3) (formerly NorthStar Real Estate Capital Income Fund)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	1.7	2.2	1.0	1.0
	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.5	3.2	3.1	3.3
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments
		Digital Colony, 50% interest in co-sponsored digital infrastructure vehicle	1.9	—	1.9	—
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles)	8.3	7.9	3.8	3.6
			$28.4	$26.9	$17.6	$15.4
__________

(1)
Assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or incentives. AUM is based upon reported gross undepreciated carrying value of managed investments as reported by each underlying vehicle. AUM further includes a) uncalled capital commitments and b) the Company’s pro rata share of assets of the real estate investment management platform of its joint ventures and investees as presented and calculated by them. The Company's calculation of AUM may differ materially from those of other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

(2)
Equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents a) the basis used to derive fees, which may be based upon invested equity, stockholders’ equity, or fair value pursuant to the terms of each underlying investment management agreement and b) the Company’s pro rata share of fee bearing equity of its joint ventures and investees as presented and calculated by them. The Company's calculation of FEEUM may differ materially from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

(3)
In February 2019, the board of directors of CC Real Estate Income Fund (“CCREIF”) approved a plan to dissolve, liquidate and terminate CCREIF and distribute the net proceeds of such liquidation to its shareholders. As CCREIF’s advisor, we have begun the process of liquidating its portfolio, however, no assurances can be made as to the timing or completion of the liquidation.

(4)
    Represents third party ownership share of CLNC's pro rata share of total assets, excluding consolidated securitization trusts. AUM and FEEUM at December 31, 2017 were adjusted to include CLNC based on its gross asset value at September 30, 2017.

The Company's third party FEEUM at December 31, 2018 increased $2.2 billion from December 31, 2017 as new fee-bearing capital was raised in 2018, primarily through our co-sponsored digital real estate infrastructure vehicle, our sponsored co-investment vehicle in AccorInvest as well as our industrial platform, partially offset by a decrease in NAV of NorthStar Healthcare and continued realization of investments by liquidating private funds.
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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income (loss) attributable to common stockholders	$(632,709)	$(333,093)	$67,159
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	(39,854)	(20,261)	12,324
Real estate depreciation and amortization	581,264	560,922	181,015
Impairment of real estate	382,290	49,933	11,491
Gain on sales of real estate	(190,376)	(134,979)	(92,088)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(202,405)	(148,329)	(21,439)
FFO attributable to common interests in Operating Company and common stockholders	$(101,790)	$(25,807)	$158,462
__________

(1)
For the year ended December 31, 2018, adjustments attributable to noncontrolling interests in investment entities include $180.7 million of real estate depreciation and amortization, $96.2 million of impairment of real estate, offset by $74.5 million of gain on sales of real estate. For the year ended December 31, 2017, adjustments attributable to noncontrolling interests in investment entities include $162.7 million of real estate depreciation and amortization, $23.4 million of impairment of real estate, offset by $37.8 million of gain on sales of real estate. For the year ended December 31, 2016, adjustments attributable to noncontrolling interests in investment entities include $64.8 million of real estate depreciation and amortization, $8.7 million of impairment of real estate, offset by $50.5 million of gain on sales of real estate.

NOI and EBITDA
NOI for healthcare and industrial segments represents total property and related income less property operating expenses, adjusted for the effects of (i) straight-line rental income adjustments; (ii) amortization of acquired above- and below-market lease adjustments to rental income; and (iii) other items such as adjustments for our share of NOI of unconsolidated ventures.
EBITDA for the hospitality segment represents income (loss) from continuing operations of that segment, excluding interest expense, income tax expense or benefit, and depreciation and amortization.
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

NOI and EBITDA exclude historical cost depreciation and amortization, which are based upon different useful life estimates depending on the age of the properties, as well as adjust for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. This allows for comparability of operating performance of our properties period over period and also against the results of other equity REITs in the same sectors.
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

	Healthcare		Hospitality
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017
Loss from continuing operations	$(283,516)	$(64,767)	$(90,581)	$(9,863)
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(15,225)	(34,229)	(25)	(74)
Other income	—	—	(556)	—
Interest expense	194,898	185,256	153,395	134,729
Transaction, investment and servicing costs	9,017	11,941	8,410	9,152
Depreciation and amortization	164,389	183,897	144,528	133,269
Provision for loan losses	213	1,588	—	—
Impairment loss	217,524	14,375	72,469	—
Compensation and administrative expense	8,970	7,011	7,665	7,370
Other (gain) loss, net	4,803	(6,299)	49	511
Income tax (benefit) expense	4,991	5,639	(9,875)	2,779
NOI—Healthcare / EBITDA—Hospitality	$306,064	$304,412	$285,479	$277,873

	Industrial
	Year Ended December 31,
(In thousands)	2018	2017	2016
Income (loss) from continuing operations	$26,749	$37,497	$(3,003)
Adjustments:
Straight-line rent revenue and amortization of above- and below-market lease intangibles	(11,076)	(6,665)	(3,798)
Interest income	(779)	(391)	(2)
Other income	—	(121)	—
Interest expense	42,713	38,566	44,834
Transaction, investment and servicing costs	307	41	1,088
Depreciation and amortization	129,104	109,265	88,854
Impairment loss	948	44	407
Compensation and administrative expense	13,613	11,069	8,682
Gain on sale of real estate	(7,633)	(24,612)	(2,888)
Income tax expense	40	2,252	586
NOI—Industrial	$193,986	$166,945	$134,760

Liquidity and Capital Resources
Our financing strategy in general favors investment-specific financing principally on a non-recourse basis, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable.
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our borrowings, including interest obligation on our corporate level debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our real estate investments;

•	distributions to our stockholders;

•	acquisitions of common stock under our common stock repurchase program and potentially other corporate securities;

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT;

•	potential margin calls and/or out-of-the-money expiration of $2 billion notional interest rate swap in December 2019; and

•
the repayment or refinancing of $1.7 billion of fixed rate debt financing our U.S. healthcare portfolio that is scheduled to mature in December 2019 for which we are currently evaluating our options in connection with the scheduled maturity.

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
Common Stock Repurchases
On May 23, 2018, the Company's board of directors authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to $300 million of its outstanding class A common stock in a one-year period, either in the open market or through privately negotiated transactions. The May 2018 repurchase program is in addition to the $300 million share repurchase program the Company announced in February 2018, which program was completed in May 2018. During the year ended December 31, 2018, the Company repurchased 61,417,755 shares of its class A common stock, at an aggregate cost of approximately $350.1 million (excluding commissions), or a weighted-average price of $5.70 per share. As of February 25, 2019, $246.7 million remained outstanding under the May 2018 stock repurchase program.
In 2017, the Company had a similar stock repurchase program pursuant to which the Company repurchased the full authorized amount of $300 million of its outstanding class A common stock through both open market trades and privately negotiated transactions.
Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our real estate properties. We also generate interest income from commercial real estate related loans and securities as well as receive periodic distributions from some of our equity investments, including our GP Co-Investments. Such income is partially offset by interest expense associated with borrowings against our investments.
Additionally, we generate fee revenue from our investment management segment through the management of various types of investment products, including both institutional and retail capital. Management fee income is generally a predictable and stable revenue stream, while carried interest and contractual incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 12 to the consolidated financial statements. We currently have $1.7 billion of fixed rate debt financing our U.S. healthcare portfolio that is scheduled to mature in December 2019 for which we are currently evaluating our options in connection with the scheduled maturity.

Our ability to raise and access third party capital in our sponsored investment vehicles would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 12 to the consolidated financial statements, the Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, which may be increased up to $1.5 billion, subject to customary conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of February 25, 2019, the borrowing base valuation was sufficient to permit borrowings of up to the full $1.0 billion commitment, of which the full amount was available to be drawn.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. We were in compliance with the financial covenants as of December 31, 2018.
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
There were no public offering of securities in the year ended December 31, 2018.
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
Cash Flows
As a result of the Merger, comparisons of the year over year cash flows may not be meaningful. The periods as of and on or prior to January 10, 2017 represent the pre-Merger cash flows of Colony, while the cash flows of NSAM and
NRF are incorporated into the Company effective from January 11, 2017.
The following table summarizes our cash flow activity for the periods presented.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$506,965	$582,546	405,172
Investing activities	(268,213)	1,666,387	215,457
Financing activities	(788,404)	(1,364,381)	(491,251)
Operating Activities
Cash inflows from operating activities are generated primarily through property operating income from our real estate investments, interest received from our loans and securities portfolio, distributions of earnings received from equity investments, and fee income from our investment management business. This is partially offset by payment of operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as compensation and general administrative costs.
Our operating activities generated cash of $507.0 million in 2018, $582.5 million in 2017 and $405.2 million in 2016. Our operating activities in these periods, however, are not directly comparable as 2016 and the first ten days of 2017 include only the pre-Merger activities of Colony and do not incorporate the operating results of NSAM and NRF. Additionally, 2017 also reflected significant payments of Merger-related costs, including $66.8 million of success-based fees paid to investment bankers.
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
Our investing activities generated net cash outflows in 2018 and net cash inflows in both 2017 and 2016.
In 2018, there was a net cash outflow of $268.2 million from investing activities. This was driven primarily by net cash outflows of $485.1 million related to our real estate investments as acquisitions and capital expenditures aggregating $1.35 billion exceeded proceeds from sales totaling $864.3 million. Other net cash outflows included a contribution of $141.2 million of cash and restricted cash to Colony Credit as part of the Combination transaction, and $548.2 million of new equity investments or additional contributions to existing investments. On the other hand, our loan and securities portfolio generated net cash inflows of $291.9 million, which included $142.3 million from sale of our equity interests in two securitization trusts. We also received $231.0 million from sales of our equity investments, which included $132.6 million from sale of our interests in certain third-party private equity funds, and $433.1 million of return of capital from our equity investments, of which $142.3 million was from our initial investment in a digital real estate infrastructure joint venture as we raised third party capital through a co-sponsored investment vehicle.
Investing activities in 2017 generated significant net cash inflows of $1.7 billion, resulting from our initiative to monetize non-core investments during the year. This included net proceeds of $500.5 million from sale of our interest in Starwood Waypoint Homes, $454.6 million from sale of the Townsend investment management business, sale of various non-core real estate investments totaling $1.6 billion, of which $664.4 million was from the sale of our manufactured housing portfolio acquired in the Merger. Our loan and securities portfolio also generated net cash inflow of $435.7 million, with receipts aggregating $1.4 billion, primarily from loan repayments, exceeding cash outlays totaling $983.3 million, which included $590.5 million for the acquisition of a distressed loan portfolio in Ireland. These cash inflows were partially offset by real estate acquisitions and capital expenditures of $1.3 billion, as well as net cash outflow of $297.5 million for additional contributions and/or new equity investments, net of distributions received from these investments.
Additionally, although the Merger was completed in an all-stock exchange in 2017, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. Cash and restricted cash assumed of $437.4 million is presented net of these payments as an investing cash inflow in the consolidated statement of cash flows in 2017.
2016 reflects the pre-Merger investing activities of Colony and is not directly comparable to 2017 and 2018. In 2016, investing activities generated net cash inflows of $215.5 million. Our loan investments generated net cash inflows of $508.0 million, with receipts from repayments and sales totaling $1.1 billion exceeding cash outlays for disbursements and acquisitions of $585.3 million. Our real estate investing activities resulted in minimal net cash outflow in aggregate with acquisitions and capital expenditures totaling $501.2 million, while inflows through sales was $390.9 million.
Financing Activities
We finance our investing activities largely through investment level secured debt along with capital from third party or affiliated co-investors. We also draw upon our corporate credit facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and debt such as our convertible notes. Accordingly, we incur cash outlays for payments on our investment level and corporate debt, dividends to our preferred and common stockholders as well as distributions to our noncontrolling interests.
Net cash used in financing activities in 2018 was $788.4 million. In 2018, common stock repurchases and preferred stock redemptions of $543.1 million were funded through our investing and operating activities. Dividend payments to common stockholders of $310.5 million in 2018 was lower than in 2017 following additional common stock repurchases and a reduction in dividend rates in 2018, while dividend payment to preferred stockholders was $120.7 million. In terms of debt financing activities, repayments and payment of financing costs exceeded borrowings by $273.6 million. These cash outlays were partially offset by net cash inflow of $501.0 million from noncontrolling interests as contributions exceeded distributions.
Net cash used in financing activities in 2017 was $1.36 billion. In 2017, $638.1 million of additional capital was raised from the issuance of our new Series I and Series J preferred stock, which was used to fund our $936.0 million common stock repurchase and preferred stock redemptions. Other uses of cash include dividend payments to common and preferred stockholders of $612.3 million and net cash outlay of $629.2 million related to debt financing activities as repayments exceeded borrowings. In terms of debt financing activities, repayments and payment of financing costs exceeded borrowings by $273.6 million. These cash outlays were partially offset by net cash inflow of $202.8 million from noncontrolling interests as contributions exceeded distributions, including $330 million contribution from sale of a minority interest in our healthcare platform.
Net cash used in financing activities in 2016 is not comparable to 2018 and 2017 as it reflects the pre-Merger financing activities of Colony. The net cash outflow of $491.3 million was driven by $443.7 million of repayments on investment level debt and corporate debt exceeding additional borrowings during the year as well as dividend payments of $229.5 million to common and preferred stockholders, partially offset by $191.4 million of net cash inflow from noncontrolling interests.
Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations, commitments and contingencies on an undiscounted basis at December 31, 2018 and the future periods in which we expect to settle such obligations, commitments and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to December 31, 2018 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Corporate credit facility (1)	$10,772	$3,549	$7,116	$107	$—
Convertible and exchangeable senior notes (2)	700,730	26,683	440,124	214,101	19,822
Secured debt (3)	11,071,278	2,917,548	2,186,111	3,335,532	2,632,087
Junior subordinated notes	543,417	15,094	30,229	30,188	467,906
Ground lease obligations (4)	117,015	5,236	10,805	11,698	89,276
Office lease obligations (5)	71,266	9,380	17,624	14,647	29,615
	12,514,478	$2,977,490	$2,692,009	$3,606,273	$3,238,706
Contingent consideration—THL Hotel Portfolio	8,903
Lending commitments (6)	77,831
Investment commitments (7)	627,963
Total	$13,229,175
__________

(1)
There were no borrowings outstanding at December 31, 2018. Amounts represent the unused commitment fee of 0.35% per annum through the initial maturity date of January 2021. Future obligations under the credit facility could differ materially if we borrow on the credit facility in the future. See “—Liquidity and Capital Resources."

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 12 to the consolidated financial statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity dates of the respective secured debt or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral. Interest on floating rate debt was determined based on the applicable index at December 31, 2018. Includes investment-level debt with total principal of $425.9 million financing assets held for sale at December 31, 2018. See Note 12 to the consolidated financial statements.

(4)
We assumed noncancelable operating ground leases as lessee or sublessee in connection with certain properties acquired. The amounts represent minimum future base rent commitments through current expiration dates of the respective leases, excluding any contingent rent payments, and exclude ground leases which require only nominal annual payments and those associated with real estate held for sale. Certain rents paid under ground leases are recoverable from tenants.

(5)	We lease office space under noncancelable operating leases. The amounts reflect only minimum lease payments and do not project any potential escalation or other lease-related payments.

(6)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future draw requests meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding at December 31, 2018 are not included. See Note 6 to the consolidated financial statements.

(7)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to third party-sponsored funds and Company-sponsored funds that are not consolidated. Potential future commitments that we have approved but are not yet legally binding at December 31, 2018 are not included. See Notes 5 and 7 to the consolidated financial statements.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded at December 31, 2018.
In connection with the THL Hotel Portfolio, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $81 million.
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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in Item 15 of this Annual Report. We highlight below accounting policies that we believe are critical based on the nature of our operations and/or require significant management judgment, estimates and assumptions.

•	Impairments, including real estate, loans receivable, equity investments, debt securities, goodwill and intangible assets

•	Principles of consolidation—VIE assessment

•
Business combinations and asset acquisitions—evaluation of whether definition of a business is met; valuation of assets acquired, and where applicable, liabilities assumed and noncontrolling interests; purchase price allocation

•	Fair value measurements

•	Revenue and equity method earnings, including carried interest

•	Income taxes—assessment of deferred taxes and uncertain tax positions
Impairments
Real Estate—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses.
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

See Note 14 to the consolidated financial statements for a discussion of real estate impairment.
Loan Receivable—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Company does not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of its acquired or originated loans. Given the diversity of the Company's portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Company evaluates impairment and allowance for loan losses on an individual loan basis.
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
Purchased credit-impaired loans ("PCI loans") are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life. Factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans.
Equity Investments—Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable, and for equity method investees with publicly traded equity, the traded price of the equity securities in an active market.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment ("OTTI") involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company's ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value.
Impairment loss is recorded in equity method earnings for equity method investments and in other gain (loss) for investments under the measurement alternative.
See Note 7 to the consolidated financial statements for a discussion of impairment to equity method investments. There was no impairment recorded on equity investments under the measurement alternative.
Debt Securities—The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. Other-than-temporary impairment exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. For beneficial interests in debt securities that are not of high credit quality or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, OTTI also exists when there has been an adverse change in cash flows expected to be collected from the last measurement date.
If the Company intends to sell the impaired debt security or more likely than not will be required to sell the impaired debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings. If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost, the Company further evaluates the debt security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the debt security. The credit component of OTTI is recognized in earnings within other gain (loss), while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the debt security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
Identifiable Intangibles—Identifiable intangible assets are reviewed periodically to determine if circumstances exist which may indicate a potential impairment. If such circumstances are considered to exist, the Company evaluates if carrying value of the intangible asset is recoverable based upon an undiscounted cash flow analysis. Impairment loss is recognized for the excess, if any, of carrying value over estimated fair value of the intangible asset. An impairment establishes a new basis for the intangible asset and any impairment loss recognized is not subject to subsequent reversal.
Impairment analysis on lease intangible assets is performed in connection with the impairment assessment of the related real estate. In evaluating investment management intangibles intangibles for impairment, such as management contracts and customer relationships, the Company considers various factors that may affect future fee income, including but not limited to, changes in fee basis, amendments to contractual fee terms, and projected capital raising for future vehicles.
Goodwill—Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including goodwill. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value, including goodwill. If so, a quantitative assessment is performed to identify both the existence of impairment and the amount of impairment loss. The Company may bypass the qualitative assessment and proceed directly to performing a quantitative assessment to compare the fair value of a reporting unit with its carrying value, including goodwill. Impairment is measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized limited to the amount of goodwill assigned to that reporting unit. An impairment establishes a new basis for goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
See Note 9 to the consolidated financial statements for a discussion of our impairment assessment of investment management intangible assets and goodwill.
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
See Note 15 to the consolidated financial statements for a discussion of our consolidation assessment of VIEs.
Business Combinations and Asset Acquisitions
Definition of a Business—The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
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
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Identifiable Intangibles—In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life.
Contingent Consideration—Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. Contingent consideration in connection with the acquisition of assets is generally recognized only when the contingency is resolved, as part of the basis of the acquired assets.
See Note 3 to the consolidated financial statements for a discussion of our assessment of business combination transactions that closed during the periods presented.
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
See Note 14 to the consolidated financial statements for further description of fair value measurements, in particular Level 3 fair values.
Revenues
Significant revenue streams include property operating income and fee income, as follows:
Rental Income—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. When it is determined that the Company is the owner of tenant improvements, rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space. When it is determined that the tenant is the owner of tenant improvements, rental income recognition commences when the tenant takes possession of the lease space.
Tenant Reimbursements—In net lease arrangements, costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Resident Fee Income—The Company earns resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income is recorded when services are rendered based on the terms of their respective lease agreements.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income—Fee income consists of:

•	Base management fees recognized over the life of the investment vehicle as services are provided for the administration of the vehicles, including management of their investments;

•	One-time asset management fees received upon closing of each investment made by certain managed private funds recognized ratably over the life of each investment as services are rendered; and

•
Incentive fees, which take the form of a contractual fee arrangement determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles, represent a form of variable consideration that is recognized when it is probable that a significant reversal of the cumulative revenue will not occur, which is generally at the end of the performance measurement period of the respective investment vehicles.

Equity Method Earnings
The Company's share of net income or loss from its equity method investee may differ from its stated ownership percentage interest in the entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. Additionally, the Company may earn carried interest related to its general partner or equivalent interests in sponsored or co-sponsored investment vehicles, which represents a disproportionate allocation of returns based based on the performance of the investment vehicles subject to the achievement of minimum return hurdles. To the extent the investment vehicles qualify for investment company accounting, their underlying results and consequently, the calculation of carried interests, reflect changes in fair value of their investments each period. The amount of carried interest recognized based on the cumulative performance of each investment vehicle if it were liquidated as of the reporting date may be subject to reversal until such time the carried interest, if any, is realized. Realization of carried interest generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition, pursuant to the governing documents of the investment vehicles.

Income Taxes
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
See Note 23 to the consolidated financial statements for further description of deferred income taxes and realizability of net deferred tax assets.
Recent Accounting Updates
The impact of accounting standards adopted in 2018 and the potential impact of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 15 of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices, equity prices and credit risk in our underlying investments.
Credit Risk
We are subject to the credit risk of the tenant/operators of our properties. We seek to undertake a rigorous credit evaluation of each tenant and operator prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into their management assessments, where applicable, and underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy.
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
In connection with the Merger, we assumed a $2 billion notional interest rate swap intended to hedge against future interest rate increases of certain healthcare mortgage debt at a break-even 10-year swap rate of 3.394%. This interest rate swap does not qualify for hedge accounting; therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. The swap is currently out of the money and may be subject to future margin calls if the liability is in excess of $160 million. The swap expires in December 2019 with a mandatory cash settlement at fair value (receivable to the Company if the 10-year swap rate is greater than 3.394% and a liability of the Company if the 10-year swap rate is lower than 3.394%) and can be terminated by the Company any time prior to expiration at termination value. As of February 25, 2019, the termination value of the liability was approximately $132.3 million, and a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain of approximately $170.4 million or unrealized loss of $191.0 million.
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
At December 31, 2018, we had approximately €614.0 million and £235.7 million or a total of $1.0 billion, in net investments in our European subsidiaries and a £37.9 million or $48.3 million loan receivable held by a U.S subsidiary. A 1% change in these foreign currency rates would result in a $10.0 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.5 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at December 31, 2018, including notional amount and key terms, is included in Note 13 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2018, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Capital, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Colony Capital, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Colony Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedules, and our report dated March 1, 2019, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2019

Item 9B. Other Information.

CEO Employment Agreement Amendment
In connection with the appointment of Thomas J. Barrack, Jr. as Chief Executive Officer of the Company (in addition to his role as Executive Chairman), the Company will amend its employment agreement with Mr. Barrack primarily to reflect his additional role and responsibilities. Except as described below, will otherwise remain substantially the same as Mr. Barrack’s current employment agreement with the Company, dated as of December 23, 2014, and as amended as of June 2, 2016, as described more fully in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2018 (the “2018 Proxy Statement”).
The amended employment agreement will provide for an extension of the initial term to the third anniversary of the effective date of the amended employment agreement (the “Effective Date”), subject to automatic renewals of additional successive one-year periods unless either party provides at least 180 days’ advance notice of non-renewal.
In addition, the amended employment agreement will provide for the same compensation terms for Mr. Barrack as were in effect prior to the Effective Date, as disclosed in the 2018 Proxy Statement. Such compensation terms include that Mr. Barrack will receive an annual base salary of not less than $1,000,000 and will be eligible to receive an annual cash bonus with a target amount of no less than $4,000,000, which may be based on achievement of reasonable performance measures established by the Company’s board of directors (the “Board”) (or a committee thereof). In addition, Mr. Barrack will be eligible to receive annual grants of equity-based awards with a target value initially set at 350% of his base salary, subject to annual review by the Board (or a committee thereof). The amended employment agreement will also provide that, beginning in 2019, at least 50% of such grant will vest based on time-based vesting conditions in no more than three equal annual installments and up to 50% will vest subject to both time-based and performance-based vesting conditions over a vesting period no longer than three years. The portion of any such annual equity-based grant subject, in part, to performance-based vesting conditions will be structured to provide an additional opportunity to earn up to 200% of the target amount of such award in the event the performance thresholds established by the Board (or committee thereof) are met. Mr. Barrack will also continue to receive allocations in respect of carried interests in respect of funds managed by us that were granted to Mr. Barrack prior to the Effective Date, and will be eligible to be granted new allocations in respect of carried interests in respect of funds managed by the Company as is determined by the Board (or a committee thereof) from time to time in consultation with Mr. Barrack. In addition, the amended employment agreement will provide for a full vesting of all of Mr. Barrack’s equity-based awards of the Company, carried interests and other like compensation that he holds, to the extent unvested upon a change in control (as such term is defined in the Company’s 2014 Omnibus Stock Incentive Plan, a “Change in Control”).
Consistent with his existing employment agreement, Mr. Barrack will also be eligible to participate in our benefit plans made available to our senior executive officers from time to time and to receive certain perquisites that he was entitled to immediately prior to the Effective Date, each as described in the agreement. In addition, the amended employment agreement will provide that, if Mr. Barrack’s employment is terminated by us without “cause” (as defined in the agreement and including non-renewal of the agreement by us) or by Mr. Barrack for “good reason” (as defined in the agreement and described below), and Mr. Barrack executes a release of claims, he will be eligible to receive the severance payments and other items described in the 2018 Proxy Statement, including the continuation of certain benefits for 24 months following the date of termination and, for 18 months following the date of termination, the use of his office and the services of a personal assistant, in each case, commensurate with those provided prior to the date of termination and the continued use of the Company’s corporate jet (if any) for personal use for which Mr. Barrack must reimburse the Company for the cost of any such use on the same terms as in effect prior to the date of termination.
In connection with entering into the amended employment agreement, the Company will grant Mr. Barrack a one-time equity grant in the amount of $7.0 million subject to both time- and performance-based vesting conditions over a three year period. The one-time equity grant will only provide the opportunity to earn up to 100% of the target amount of such award if and upon vesting at the end of the three year period.
In addition, the amended employment agreement, through an amendment to the restrictive covenant agreement that is included as an exhibit to the agreement, will provide that Mr. Barrack will not, subject to certain listed exceptions for permitted and personal activities, compete with us, or solicit our investors or customers or employees or those of our subsidiaries during his employment with us and for the one-year period following the termination of his employment with us unless his employment is terminated by us without cause (as defined in the agreement and including non-renewal of the agreement by us), by Mr. Barrack for “good reason” (as defined in the agreement and described above), or by us or Mr. Barrack following a Change in Control.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a real estate investment trust, which we refer to as a REIT, and the acquisition, holding, and disposition of our Class A common stock, preferred stock, and depositary shares (for purposes of this section only, collectively referred to as “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only Colony Capital, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended, which we refer to as the Code, the regulations promulgated by the U.S. Treasury Department, which we refer to as the Treasury Regulations, rulings and other administrative interpretations and practices of the Internal Revenue Service, which we refer to as the IRS (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. We have not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Company and its subsidiaries and affiliated entities in accordance with their applicable organizational documents. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:
•insurance companies;
•tax-exempt organizations (except to the extent discussed in “—Taxation of Tax—Exempt Stockholders” below);
•financial institutions or broker-dealers;

•	non-U.S. individuals and foreign corporations (except to the extent discussed in “—Taxation of Non-U.S.
Stockholders” below);
•U.S. expatriates;
•persons who mark-to-market our stock;
•subchapter S corporations;
•U.S. stockholders, as defined below, whose functional currency is not the U.S. dollar;
•regulated investment companies;
•REITs;
•trusts and estates;
•holders who receive our stock through the exercise of employee stock options or otherwise as compensation;
•persons holding our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;
•persons subject to the alternative minimum tax provisions of the Code;
•persons holding our stock through a partnership or similar pass-through entity; and
•persons holding a 10% or more (by vote or value) beneficial interest in our stock.
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
Taxation of Colony Capital
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. We believe that we are organized and have operated, and we intend to continue to operate, in a manner so as to qualify for taxation as a REIT under the Code. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its stockholders. These laws are highly technical and complex.
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
New Tax Reform Legislation Enacted December 22, 2017
On December 22, 2017, the President signed into law H.R. 1, which generally took effect for taxable years beginning on or after January 1, 2018. This legislation made many changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both non-REIT C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. These changes are generally effective for taxable years beginning after December 31, 2017. However, a number of changes that reduce the tax rates applicable to non-corporate taxpayers (including a new 20% deduction for qualified REIT dividends that reduces the effective rate of regular income tax on such income), and also limit the ability of such taxpayers to claim certain deductions, will expire for taxable years beginning after 2025, unless Congress acts to extend them.
These changes impact us and our stockholders in various ways, some of which are adverse relative to prior law, and this summary of material U.S. federal income tax considerations incorporates these changes where material. To date, the IRS has issued only some guidance with respect to certain provisions of the new law. There are numerous interpretive issues and ambiguities that still require guidance and that are not clearly addressed in the legislative history that accompanied H.R. 1 and additional technical corrections legislation is still needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon.
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

U.S. stockholders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “—Taxation of Taxable U.S. Stockholders of Colony Capital—Taxation of U.S. Stockholders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders of our securities, subject to special rules for certain items such as the capital gains that we recognize. See “—Taxation of Taxable U.S. Stockholders of Colony Capital.”
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

•
if the Company fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “—Requirements for Qualification—Gross Income Tests,” and nonetheless continues to qualify as a REIT because it meets other requirements, it will pay a 100% tax on: the greater of the amount by which it fails the 75% gross income test or the 95% gross income test, multiplied, in either case, by a fraction intended to reflect its profitability.

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

◦	the United States;

◦	any state or political subdivision of the United States;

◦	any foreign government;

◦	any international organization;

◦	any agency or instrumentality of any of the foregoing;

◦
any other tax-exempt organization, other than a farmer’s cooperative described in Section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

◦	any rural electrical or telephone cooperative.
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
The Company must meet requirements 1 through 4, 8 and 9 during its entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 began applying to the Company with its 2018 taxable year. If the Company complies with all the requirements for ascertaining the ownership of its outstanding shares in a taxable year and has no reason to know that it violated requirement 6, it will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining share ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit-sharing trust under the U.S. federal income tax laws, and beneficiaries of such a trust will be treated as holding our stock in proportion to their actuarial interests in the trust for purposes of requirement 6. The Company expects to issue sufficient stock with sufficient diversity of ownership to satisfy requirements 5 and 6. In addition, the Company’s charter restricts the ownership and transfer of our stock so that it should continue to satisfy these requirements. To monitor compliance with the stock ownership requirements, we are generally required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include in gross income the dividends paid by us). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these recordkeeping requirements. A stockholder that fails or refuses to comply with the demand is required by Treasury Regulations to submit a statement with its tax return disclosing the actual ownership of our stock and other information. For purposes of requirement 9, we have adopted December 31 as our year end, and thereby satisfy this requirement.
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

Interest
The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based, in whole or in part, on the income or profits of any person. However, interest generally includes the following:
•an amount that is based on a fixed percentage or percentages of receipts or sales; and
•an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.
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
The Company cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “—Taxation of Colony Capital,” even if the relief provisions apply, the Company would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
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

•
“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which the Company or any TRS in which the Company owns more than 50% of the voting power or value of the shares hold non-”straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

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
If at the end of any calendar quarter the Company violates the 5% asset test or the 10% vote or value test described above, it will not lose its REIT qualification if: (i) the failure is de minimis (up to the lesser of 1% of its assets or $10 million); and (ii) it disposes of assets causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure. In the event of a failure of any of the asset tests (other than de minimis failures described in the preceding sentence), as long as the failure was due to reasonable cause and not to willful neglect, the Company will not lose its REIT status if it: (i) disposes of assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies the failure; (ii) it files a description of each asset causing the failure with the IRS; and (iii) pays a tax equal to the greater of $50,000 or 21% of the net income from the non-qualifying assets during the period in which the Company failed to satisfy the asset tests.
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
Taxation of Taxable U.S. Stockholders of Colony Capital
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
Dividends paid to U.S. stockholders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. stockholder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. stockholders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because the Company will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to our stockholders (refer above to the section entitled “—Taxation of Colony Capital”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, the Company’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to the Company’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that the Company distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a stockholder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
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
FATCA Withholding
Under the Foreign Account Tax Compliance Act, which we refer to as FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2018 by certain non-U.S. stockholders (subject to the proposed Treasury Regulations discussed below). If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect of any amounts withheld.
While withholding under FATCA would have applied to payments of gross proceeds from the sale or disposition of our stock received after December 31, 2018, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued.
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
Other Tax Consequences
Tax Aspects of Colony Capital’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes, which we refer to, individually, as a Partnership and, collectively, as the Partnerships. The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2). Financial Statements and Schedules of Colony Capital, Inc.
All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Colony Capital, Inc. (the Company), as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

Los Angeles, California
March 1, 2019

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$461,912	$921,822
Restricted cash	366,758	471,078
Real estate, net	13,619,014	14,464,258
Loans receivable, net ($0 and $45,423 at fair value, respectively)	1,659,217	3,223,762
Equity investments ($142,130 and $363,901 at fair value, respectively)	2,446,336	1,690,839
Debt securities, at fair value	96,833	348,342
Goodwill	1,534,561	1,534,561
Deferred leasing costs and intangible assets, net	540,264	852,872
Assets held for sale ($269,145 and $49,498 at fair value, respectively)	941,258	781,630
Other assets ($33,558 and $10,152 at fair value, respectively)	503,317	444,968
Due from affiliates	45,779	51,518
Total assets	$22,215,249	$24,785,650
Liabilities
Debt, net ($0 and $44,542 at fair value, respectively)	$10,039,957	$10,827,810
Accrued and other liabilities ($141,711 and $212,267 at fair value, respectively)	707,921	898,161
Intangible liabilities, net	159,386	191,109
Liabilities related to assets held for sale	68,217	273,298
Due to affiliates ($0 and $20,650 at fair value, respectively)	—	23,534
Dividends and distributions payable	84,013	188,202
Total liabilities	11,059,494	12,402,114
Commitments and contingencies (Note 24)
Redeemable noncontrolling interests	9,385	34,144
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 and $1,636,605 liquidation preference, respectively; 250,000 shares authorized; 57,464 and 65,464 shares issued and outstanding, respectively	1,407,495	1,606,966
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 483,347 and 542,599 shares issued and outstanding, respectively	4,834	5,426
Class B, 1,000 shares authorized; 734 and 736 shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,598,019	7,913,622
Distributions in excess of earnings	(2,018,302)	(1,165,412)
Accumulated other comprehensive income	13,999	47,316
Total stockholders’ equity	7,006,052	8,407,925
Noncontrolling interests in investment entities	3,779,728	3,539,072
Noncontrolling interests in Operating Company	360,590	402,395
Total equity	11,146,370	12,349,392
Total liabilities, redeemable noncontrolling interests and equity	$22,215,249	$24,785,650

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
The following table presents the assets and liabilities of securitization vehicles (as of December 31, 2017 only) and an investment fund consolidated as a variable interest entity for which the Company is determined to be the primary beneficiary. At December 31, 2018, there were no consolidated securitization vehicles as our interests in these securitization vehicles have either been contributed to Colony Credit in the Combination or sold to third parties, resulting in a deconsolidation, or the underlying assets of the securitization trust has been liquidated (see Note 15).

	December 31, 2018	December 31, 2017
Assets
Cash	$8,116	$10,969
Restricted cash	—	40,084
Loans receivable, net	—	546,306
Equity securities, at fair value	24,829	35,600
Debt securities, at fair value	—	214,926
Real estate, net	—	8,073
Other assets	9,786	13,671
Total assets	$42,731	$869,629
Liabilities
Debt, net	$—	$348,250
Other liabilities	20,105	31,299
Total liabilities	$20,105	$379,549

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Property operating income	$2,247,740	$2,113,837	$371,082
Interest income	215,367	416,625	385,851
Fee income ($150,596, $184,914 and $67,731 from affiliates, respectively)	151,821	220,789	67,731
Other income ($34,695, $25,630 and $4,296 from affiliates, respectively)	50,348	45,483	14,193
Total revenues	2,665,276	2,796,734	838,857
Expenses
Property operating expense	1,233,659	1,113,509	118,461
Interest expense	595,551	574,822	170,083
Investment and servicing expense	67,420	67,597	23,666
Transaction costs	7,266	95,859	40,605
Placement fees	7,849	2,474	900
Depreciation and amortization	572,406	617,779	171,682
Provision for loan loss	43,034	19,741	35,005
Impairment loss	588,223	420,360	11,717
Compensation expense
Cash and equity-based compensation	225,038	346,885	111,838
Carried interest and incentive compensation	12,181	—	—
Administrative expenses	97,000	110,982	50,799
Total expenses	3,449,627	3,370,008	734,756
Other income (loss)
Gain on sale of real estate	167,231	137,370	73,616
Other gain (loss), net	51,706	(25,814)	18,416
Equity method earnings (losses)	(9,401)	285,151	99,375
Equity method earnings—carried interest	19,961	—	—
Income (loss) before income taxes	(554,854)	(176,567)	295,508
Income tax benefit (expense)	59,781	98,399	(4,782)
Income (loss) from continuing operations	(495,073)	(78,168)	290,726
Income (loss) from discontinued operations	(102)	13,555	—
Net income (loss)	(495,175)	(64,613)	290,726
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(3,708)	23,543	—
Investment entities	67,994	129,996	163,084
Operating Company	(39,854)	(20,261)	12,324
Net income (loss) attributable to Colony Capital, Inc.	(519,607)	(197,891)	115,318
Preferred stock redemption (Note 16)	(3,995)	4,530	—
Preferred stock dividends	117,097	130,672	48,159
Net income (loss) attributable to common stockholders	$(632,709)	$(333,093)	$67,159
Basic earnings (loss) per share
Income (loss) from continuing operations per basic common share	$(1.28)	$(0.66)	$0.39
Net income (loss) per basic common share	$(1.28)	$(0.64)	$0.39
Diluted earnings (loss) per share
Income (loss) from continuing operations per diluted common share	$(1.28)	$(0.66)	$0.39
Net income (loss) per diluted common share	$(1.28)	$(0.64)	$0.39
Weighted average number of shares
Basic	496,993	532,600	164,570
Diluted	496,993	532,600	164,570
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(495,175)	$(64,613)	$290,726
Other comprehensive income (loss):
Other comprehensive income (loss) from investments in unconsolidated ventures, net	(1,809)	5,849	101
Net change in fair value of available-for-sale debt securities	(18,645)	15,918	(659)
Net change in fair value of cash flow hedges	(487)	—	389
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	(81,135)	216,262	(97,681)
Change in fair value of net investment hedges	33,747	(70,661)	35,833
Net foreign currency translation adjustments	(47,388)	145,601	(61,848)
Other comprehensive income (loss)	(68,329)	167,368	(62,017)
Comprehensive income (loss)	(563,504)	102,755	228,709
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(3,708)	23,543	—
Investment entities	34,573	218,013	117,241
Operating Company	(41,719)	(15,789)	9,837
Comprehensive income (loss) attributable to stockholders	$(552,650)	$(123,012)	$101,631

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2015	$607,200	$1,646	$2,387,770	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	115,318	—	115,318	163,084	12,324	290,726
Other comprehensive income	—	—	—	—	(13,687)	(13,687)	(45,843)	(2,487)	(62,017)
Repurchase of preferred stock	(19,998)	—	—	—	—	(19,998)	—	—	(19,998)
Contribution of preferred stock to an affiliate	19,998	—	—	—	—	19,998	—	—	19,998
Equity-based compensation	—	15	13,623	—	—	13,638	—	—	13,638
Redemption of OP Units for cash and class A common	—	14	18,557	—	—	18,571	—	(21,128)	(2,557)
Shares canceled for tax withholding on vested stock awards	—	(3)	(2,859)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	819,033	—	819,033
Distributions to noncontrolling interests	—	—	—	—	—	—	(587,539)	(33,668)	(621,207)
Acquisition of noncontrolling interests		—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(48,159)	—	(48,159)	—	—	(48,159)
Common stock dividends declared ($1.08 per share)	—	—	—	(181,945)	—	(181,945)	—	—	(181,945)
Reallocation of equity (Note 2 and 16)	—	—	25,284	—	—	25,284	(29,034)	3,750	—
Balance at December 31, 2016	607,200	1,672	2,443,100	(246,064)	(32,109)	2,773,799	2,453,938	389,190	5,616,927

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	607,200	1,672	2,443,100	(246,064)	(32,109)	2,773,799	2,453,938	389,190	5,616,927
Net income	—	—	—	(197,891)	—	(197,891)	129,996	(20,261)	(88,156)
Other comprehensive income	—	—	—	—	74,879	74,879	88,017	4,472	167,368
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	505,685	8,162	513,847
Issuance of Cumulative Redeemable Perpetual Preferred Stock	660,000	—	—	—	—	660,000	—	—	660,000
Offering costs	(21,900)	—	—	—	—	(21,900)	—	—	(21,900)
Redemption of preferred stock	(635,785)	—	—	—	—	(635,785)	—	—	(635,785)
Common stock repurchases	—	(234)	(299,943)	—	—	(300,177)	—	—	(300,177)
Equity-based compensation	—	81	104,293	—	—	104,374	—	50,055	154,429
Redemption of OP Units for cash and class A common stock	—	17	22,814	—	—	22,831	—	(27,916)	(5,085)
Exchange of notes for Class A common stock	—	2	3,277	—	—	3,279	—	—	3,279
Shares canceled for tax withholdings on vested stock awards	—	(4)	(5,664)	—	—	(5,668)	—	—	(5,668)
Redemption of restricted stock units	—	8	(8)	—	—	—	—	—	—
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Deconsolidation of investment entity	—	—	—	—	—	—	(4,000)	—	(4,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,190,383	—	1,190,383
Distributions to noncontrolling interests	—	—	—	—	—	—	(844,502)	(35,387)	(879,889)
Preferred stock dividends	—	—	—	(138,196)	—	(138,196)	—	—	(138,196)
Common stock dividends declared ($1.08 per share; Note 16)	—	—	—	(583,261)	—	(583,261)	—	—	(583,261)
Reallocation of equity (Note 2 and 17)	—	—	(58,181)	—	4,546	(53,635)	19,555	34,080	—
Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(519,607)	—	(519,607)	67,994	(39,854)	(491,467)
Other comprehensive loss	—	—	—	—	(33,043)	(33,043)	(33,421)	(1,865)	(68,329)
Redemption of preferred stock (Note 16)	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(614)	(350,096)	—	—	(350,710)	—	—	(350,710)
Redemption of OP Units for cash and class A common stock	—	20	29,014	—	—	29,034	—	(33,864)	(4,830)
Equity-based compensation	—	34	39,672	—	—	39,706	486	1,414	41,606
Shares canceled for tax withholdings on vested stock awards	—	(33)	(34,170)	—	—	(34,203)	—	—	(34,203)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Issuance of OP Units and common stock—contingent consideration	—	1	—	—	—	1	—	24,608	24,609
Deconsolidation of investment entities (Note 4)	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,059,891	—	1,059,891
Distributions to noncontrolling interests	—	—	—	—	—	—	(489,261)	(13,793)	(503,054)
Preferred stock dividends	—	—	—	(115,019)	—	(115,019)	—	—	(115,019)
Common stock dividends declared ($0.44 per share)	—	—	—	(217,246)	—	(217,246)	—	—	(217,246)
Reallocation of equity (Notes 2 and 17)	—	—	(12,033)	—	(72)	(12,105)	(34,053)	21,549	(24,609)
Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(495,175)	$(64,613)	$290,726
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(23,194)	(55,059)	(27,038)
Accretion in excess of cash receipts on purchased credit-impaired loan	—	—	(8,515)
Paid-in-kind interest added to loan principal, net of interest received	(38,408)	(25,152)	(29,844)
Straight-line rents	(29,330)	(32,664)	(12,617)
Amortization of above- and below-market lease values, net	(6,862)	(15,319)	2,045
Amortization of deferred financing costs and debt discount and premium	89,639	83,719	28,936
Equity method earnings	(10,560)	(285,151)	(99,375)
Distributions of income from equity method investments	79,995	72,197	79,361
Provision for loan losses	43,034	19,741	35,005
Allowance for doubtful accounts	26,860	14,602	3,314
Impairment of real estate and intangibles	588,223	104,360	11,717
Goodwill impairment	—	316,000	—
Depreciation and amortization	572,406	617,779	171,682
Equity-based compensation	41,876	154,429	13,638
Change in fair value of contingent consideration—Internalization	(1,730)	(20,600)	(11,740)
Gain on sales of real estate, net	(167,231)	(135,262)	(73,616)
Deferred income tax benefit	(69,430)	(138,459)	(7,618)
Other (gain) loss, net	(49,976)	45,360	—
Increase in other assets and due from affiliates	(40,123)	(66,287)	2,053
Decrease in accrued and other liabilities and due to affiliates	(470)	(11,169)	45,365
Other adjustments, net	(2,579)	4,094	(8,307)
Net cash provided by operating activities	506,965	582,546	405,172
Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(548,163)	(522,935)	(226,665)
Return of capital from equity method investments	433,144	225,477	113,491
Acquisition of loans receivable and securities	(104,247)	(590,536)	(199,638)
Cash and restricted cash assumed in Merger, net of payments for merger-related liabilities (Note 3)	—	132,377	—
Net disbursements on originated loans	(317,952)	(392,790)	(385,702)
Repayments of loans receivable	143,360	831,074	732,393
Proceeds from sales of loans receivable and securities	225,607	117,540	220,900
Cash receipts in excess of accretion on purchased credit-impaired loans	159,229	357,423	140,057
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,349,467)	(1,325,122)	(501,221)
Proceeds from sales of real estate, net of debt assumed by buyers	864,347	1,607,806	390,943
Proceeds from paydown and maturity of securities	43,625	112,939	—
Cash and restricted cash contributed to Colony Credit (Note 4)	(141,153)	—	—
Proceeds from sale of investments in unconsolidated ventures (Notes 7 and 22)	231,040	553,327	—
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 15)	142,270	—	—
Proceeds from syndication of investment, net of cash and restricted cash deconsolidated	—	156,897	—
Proceeds from sale of Townsend, net of cash assumed by buyer (Note 17)	—	454,579	—
Acquisition of CPI, net of cash and restricted cash acquired (Note 3)	—	(23,111)	—
Acquisition of THL Hotel Portfolio, net of cash and restricted cash acquired (Note 3)	—	(8,976)	—
Investment deposits	(34,314)	(480)	(67,693)
Receipt (return) of borrower escrow deposits	—	(20,237)	(34,260)
Net (payments) receipts on settlement of derivative instruments	(15,954)	(11,800)	34,471
Other investing activities, net	415	12,935	(1,619)
Net cash provided by (used in) investing activities	(268,213)	1,666,387	215,457

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$638,100	$—
Dividends paid to preferred stockholders	(120,702)	(130,182)	(48,372)
Dividends paid to common stockholders	(310,519)	(482,156)	(181,172)
Repurchase of common stock	(343,143)	(300,177)	—
Borrowings from corporate credit facility	685,000	1,041,000	694,000
Repayment of borrowings from corporate credit facility	(735,000)	(1,413,600)	(586,400)
Borrowings from secured debt	1,791,021	4,573,099	1,072,556
Repayments of secured debt	(1,985,990)	(4,733,640)	(1,601,423)
Payment of deferred financing costs	(28,630)	(96,069)	(22,464)
Contributions from noncontrolling interests	1,019,888	1,173,432	819,033
Distributions to and redemptions of noncontrolling interests	(518,864)	(970,615)	(627,629)
Redemption of preferred stock	(200,000)	(635,785)	(19,998)
Reissuance of preferred stock to an equity method investee	—	—	19,998
Shares canceled for tax withholdings on vested stock awards	(34,203)	(5,837)	(2,860)
Redemption of OP Units for cash	(4,830)	(5,085)	(2,557)
Acquisition of noncontrolling interests	—	—	(3,963)
Repurchase of exchangeable senior notes	—	(15,455)	—
Other financing activities, net	(2,432)	(1,411)	—
Net cash used in financing activities	(788,404)	(1,364,381)	(491,251)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11,538)	11,482	(4,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	(561,190)	896,034	124,824
Cash, cash equivalents and restricted cash, beginning of period	1,393,920	497,886	373,062
Cash, cash equivalents and restricted cash, end of period	$832,730	$1,393,920	$497,886

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2018	2017	2016
Beginning of the period
Cash and cash equivalents	$921,822	$376,005	$185,854
Restricted cash	471,078	111,959	187,208
Restricted cash included in assets held for sale	1,020	9,922	—
Total cash, cash equivalents and restricted cash, beginning of period	$1,393,920	$497,886	$373,062

End of the period
Cash and cash equivalents	$461,912	$921,822	$376,005
Restricted cash	366,758	471,078	111,959
Cash and restricted cash included in assets held for sale	4,060	1,020	9,922
Total cash, cash equivalents and restricted cash, end of period	$832,730	$1,393,920	$497,886
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1. Business and Organization
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company") is a leading global investment management firm with approximately $43 billion of assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, traded and non-traded real estate investment trusts ("REITs") and registered investment companies. The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp (NYSE: NRE) which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments.
The Company was organized in May 2016 as a Maryland corporation, and elected to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017. Effective June 25, 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol on the NYSE from "CLNS" to "CLNY."
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the “OP”). At December 31, 2018, the Company owned 93.9% of the OP, as its sole managing member. The remaining 6.1% is owned primarily by certain employees of the Company as noncontrolling interests.
Merger
The Company was formed through a tri-party merger (the “Merger”) among Colony Capital, Inc. (“Colony”), NorthStar Asset Management Group Inc. (“NSAM”) and NorthStar Realty Finance Corp. (“NRF”) in an all-stock exchange on January 10, 2017 ("Closing Date").
The Merger was accounted for as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for purposes of financial reporting. Consequently, the historical financial information included herein as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. Accordingly, the results of operations of the Company may not be comparable as the first ten days of 2017 and full year 2016 reflect only the pre-Merger activity of Colony.
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
Corporate Restructuring
Following a strategic review process, in November 2018, the Company announced a corporate restructuring and reorganization plan aimed at reducing its annual compensation and administrative expenses over the next 12 months. The restructuring plan was designed to match resources that further align the Company's increasing focus on its investment management business. In the fourth quarter of 2018, the Company incurred $19.3 million of restructuring costs, which were primarily $14.5 million of severance costs and $4.7 million of accelerated equity-based compensation.

2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represents interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company and membership interests in OP primarily held by certain employees of the Company.
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
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of the Company was adjusted to reflect the equity structure of the legal acquirer, including for comparative periods, by applying the Colony share exchange ratio of 1.4663. The historical financial information as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by the Company at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.

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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company, and during 2017, an investment management subsidiary acquired through the Merger, Townsend Holdings, LLC ("Townsend"). The Company sold its interest in Townsend on December 29, 2017. The limited partners in the consolidated open-end fund who represent noncontrolling interests generally have the ability to withdraw all or a portion of their interests in cash with 30 days' notice.
Redeemable noncontrolling interests is presented outside of permanent equity. Allocation of net income or loss to redeemable noncontrolling interests is based upon their ownership percentage during the period. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period to an amount not less than its initial carrying value, with such adjustments recognized in additional paid-in capital.
Noncontrolling Interests in Investment Entities—This represents predominantly interests in consolidated investment entities held by private investment funds or retail companies managed by the Company or held by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. Upon sale, complete or substantially complete liquidation of a foreign subsidiary, or upon partial sale of a foreign equity method investment, the translation adjustment associated with the investment, or a proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss) on the statements of operations. Disclosures of non-U.S.

dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented.
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
The Company has elected to account for certain equity method investments at fair value.
Prior to deconsolidation in May 2018, the Company had elected the fair value option for financial assets and financial liabilities of certain consolidated securitization trusts, and adopted the measurement alternative to measure both the financial assets and financial liabilities of the securitization trusts using the fair value of either the financial assets or financial liabilities, whichever is more observable.
Business Combinations
Definition of a Business—The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
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
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
Contingent Consideration—Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. Contingent consideration in connection with the acquisition of assets is generally recognized only when the contingency is resolved, as part of the basis of the acquired assets.
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
Real Estate Assets
Real Estate Acquisitions
Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	5 to 51 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of useful life or remaining life of the building
Land improvements	6 to 20 years
Tenant improvements	Lesser of useful life or remaining term of the lease
Furniture, fixtures and equipment	3 to 20 years

Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses.
Real Estate Held for Sale
Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year.
Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale. At the time a sale is consummated, the excess, if any, of sale price less selling costs over carrying value of the real estate is recognized as a gain.
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
Loans Receivable
The Company originates and purchases loans receivable. The accounting framework for loans receivable depends on the Company's strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or if the lending arrangement is an acquisition, development and construction loan.
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
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan carrying value. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
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
Acquisition, Development and Construction ("ADC") Arrangements
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
Equity Investments
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value ("NAV") practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.
Marketable equity securities are recorded as of trade date. Dividend income is recognized on the ex-dividend date and is included in other income.
Fair value changes of equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).
Equity Method Investments
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest.

The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the statement of cash flows under the cumulative earnings approach.
Carried Interest—The Company's equity method investments include its interests as general partner or equivalent in investment vehicles that it sponsors or co-sponsors. The Company recognizes earnings based on its proportionate share of results from these investment vehicles and a disproportionate allocation of returns based on the extent to which cumulative performance exceeds minimum return hurdles pursuant to terms of their respective governing agreements (“carried interests”). To the extent the investment vehicles qualify for investment company accounting, their underlying results and consequently, the calculation of carried interests, reflect changes in fair value of their investments each period. The amount of carried interest recognized based on the cumulative performance of each investment vehicle if it were liquidated as of the reporting date may be subject to reversal until such time the carried interest, if any, is realized. Realization of carried interest generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition, pursuant to the governing documents of the investment vehicles.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable, and for equity method investees with publicly traded equity, the traded price of the equity securities in an active market.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment ("OTTI") involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company's ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Investments that are other-than-temporarily impaired are written down to their estimated fair value. Impairment loss is recorded in equity method earnings for equity method investments and in other gain (loss) for investments under the measurement alternative.
Debt Securities
Debt securities are recorded as of the trade date. Debt securities designated as available-for-sale (“AFS”) are carried at fair value with unrealized gains or losses included as a component of other comprehensive income. Upon disposition of AFS debt securities, the cumulative gains or losses in other comprehensive income (loss) that are realized are recognized in other gain (loss), net, on the statement of operations based on specific identification.
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

Impairment—The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. Other-than-temporary impairment exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. For beneficial interests in debt securities that are not of high credit quality or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, OTTI also exists when there has been an adverse change in cash flows expected to be collected from the last measurement date.
If the Company intends to sell the impaired debt security or more likely than not will be required to sell the impaired debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings. If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost, the Company further evaluates the debt security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the debt security. The credit component of OTTI is recognized in earnings within other gain (loss), while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the debt security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
PCI Debt Securities—Debt securities acquired that are deemed to be credit-impaired at acquisition date are recorded at their initial investment and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured at acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the debt security using the effective yield method. The difference between contractually required payments at the acquisition date and the cash flows expected to be collected ("nonaccretable difference"), which reflects estimated future credit losses expected to be incurred over the life of the debt security, is not accreted to interest income nor recorded on the balance sheet. Subsequent decreases in undiscounted expected cash flows attributable to further credit deterioration as well as changes in expected timing of future cash flows can result in recognition of OTTI. Subsequent increases in expected cash flows, other than due to interest rate changes on variable rate securities, are recognized prospectively over the remaining life of the debt security as an adjustment to accretable yield.
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion. An indefinite-lived intangible is not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life.
Lease Intangibles—Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs, all of which have finite lives. In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below market, which are amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
Deferred leasing costs represent management's estimate of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Investment Management Intangibles—Identifiable intangibles recognized in acquisition of an investment management business generally include management contracts, which represent contractual rights to future fee income from in-place management contracts, and customer relationships, which represent potential fee income generated from future reinvestment by existing investors, both of which generally have finite lives and are amortized over their individual useful lives.
Impairment—Identifiable intangible assets are reviewed periodically to determine if circumstances exist which may indicate a potential impairment. If such circumstances are considered to exist, the Company evaluates if carrying value of the intangible asset is recoverable based upon an undiscounted cash flow analysis. Impairment loss is recognized for the excess, if any, of carrying value over estimated fair value of the intangible asset. An impairment establishes a new basis for the intangible asset and any impairment loss recognized is not subject to subsequent reversal.
Impairment analysis on lease intangible assets is performed in connection with the impairment assessment of the related real estate. In evaluating investment management intangibles intangibles for impairment, such as management contracts and customer relationships, the Company considers various factors that may affect future fee income, including but not limited to, changes in fee basis, amendments to contractual fee terms, and projected capital raising for future vehicles.
Goodwill
Goodwill is an unidentifiable intangible asset and is recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.
Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including goodwill. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value, including goodwill. If so, a quantitative assessment is performed to identify both the existence of impairment and the amount of impairment loss. The Company may bypass the qualitative assessment and proceed directly to performing a quantitative assessment to compare the fair value of a reporting unit with its carrying value, including goodwill. Impairment is measured as the excess of carrying value over fair value of the reporting unit, with the loss recognized limited to the amount of goodwill assigned to that reporting unit.
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
Transfers of Financial Assets
Sale accounting for transfers of financial assets is limited to the transfer of an entire financial asset, a group of financial assets in its entirety, or a component of a financial asset which meets the definition of a participating interest with characteristics that are similar to the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting requires that the transfer meets the following conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
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
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as undesignated hedges.
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
Financing Costs
Debt discounts and premiums as well as debt issuance costs (except for revolving credit arrangements) are presented net against the associated debt on the balance sheet and amortized into interest expense using the effective interest method over the contractual term or expected life of the debt instrument. Costs incurred in connection with revolving credit arrangements are recorded as deferred financing costs in other assets, and amortized on a straight-line basis over the expected term of the credit facility.
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
Resident Fee Income—The Company earns resident fee income from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities is recorded when services are rendered based on the terms of their respective lease agreements.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.

Fee Income
Fee income consists of the following:
Base Management Fees—The Company earns base management fees for the administration of its managed private funds, and for the management of traded and non-traded REITs and investment companies, including management of their investments, which constitute a series of distinct services satisfied over time. Base management fees are recognized over the life of the investment vehicle as services are provided.
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. The underlying services of managing the investments of the private funds consist of a series of distinct services satisfied over time, for which asset management fees are recognized ratably over the life of each investment as services are rendered.
Acquisition and Disposition Fees—The Company earns fees related to acquisition and disposition of investments by certain managed non-traded REITs, which are recognized upon closing of the respective acquisition or disposition of underlying investments.
Incentive Fees—The Company may earn incentive fees from its managed private funds, traded REITs and investment companies. Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in the respective governing agreements. Incentive fees take the form of a contractual fee arrangement with the investment vehicles, and unlike carried interests, do not represent an allocation of returns among equity holders of the investment vehicles. Incentive fees are a form of variable consideration and are recognized when it is probable that a significant reversal of the cumulative revenue will not occur, which is generally at the end of the performance measurement period of the respective investment vehicles.
Selling Commission and Dealer Manager Fees—Prior to May 2018, these fees were earned by the Company for selling equity in the non-traded REITs and investment companies, and recognized on trade date.
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
Equity Awards Granted by Managed Companies—These are equity awards granted by publicly-traded REITs managed by the Company, NorthStar Realty Europe Corp ("NRE") and Colony Credit, to the Company to be granted to its employees or directly to certain employees of the Company. The initial grant is recorded as an other asset and deferred income liability on the balance sheet. The liability is amortized on a straight-line basis to other income over the initial vesting period of the award and equity-based compensation expense is recognized as the award vests to the recipient employee.
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
Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, benefits, severance payments, equity-based compensation and performance-based compensation. Bonus is accrued over the employment period to which it relates.

Carried Interest and Incentive Fee Compensation—This represents a portion of carried interest and incentive fees earned by the Company that are allocated (generally 40% to 50%) to senior management, investment professionals and certain other employees of the Company. Carried interest and incentive fee compensation are generally recorded as the related carried interest and incentive fees are recognized in earnings by the Company. Carried interest compensation amounts may be reversed if there is a decline in the cumulative carried interest amounts previously recognized by the Company. Carried interest and incentive fee compensation are generally not paid to management or other employees until the related carried interest and incentive fee amounts are distributed by the investment vehicles to the Company.
Equity-Based Compensation—Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award.
A modification in the terms or conditions of an award, unless the change is non-substantive, represents an exchange of the original award for a new award. The modified award is revalued and incremental compensation cost is recognized for the excess, if any, between fair value of the award upon modification and fair value of the award immediately prior to modification. Total compensation cost recognized for a modified award, however, cannot be less than its grant date fair value, unless at the time of modification, the service or performance condition of the original award was not expected to be satisfied.
Liability-classified stock awards are remeasured at fair value at the end of each reporting period until the award is fully vested.
The Company recognizes compensation expense on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. For awards with a market condition, compensation cost is not reversed if a market condition is not met so long as the requisite service has been rendered, as a market condition does not represent a vesting condition. Compensation expense is adjusted for actual forfeitures upon occurrence.
Income Taxes
A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year and if the statutory relief provisions were not to apply, the Company would be subject to federal and state income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, such as investment management, property management including hotel and healthcare operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property. Additionally, the Company has invested in real estate assets in foreign countries for which related earnings or other measures are subject to income taxes in the respective foreign jurisdictions, and in some cases, the repatriation of earnings are subject to withholding taxes.
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
Reclassifications
In addition to reclassifications on the statements of cash flows resulting from the adoption of ASU No. 2016-18 as discussed below, certain prior period amounts have been reclassified as follows.
On the balance sheet, marketable equity securities of a consolidated fund of $35.6 million at December 31, 2017 have been reclassified from securities to equity investments to conform to current period presentation.
For the year ended December 31, 2018, the Company presents the portion of carried interests earned by the Company that is allocated to employees as carried interest and incentive compensation on the statement of operations. Such amounts had previously been presented as net income attributable to noncontrolling interests in investment entities for the first three quarters of 2018, in each respective Quarterly Report on Form 10-Q. For the quarters ended September 30, June 30 and March 31, 2018, $3.5 million, $1.1 million, $0.9 million, respectively, were reclassified from net income attributable to noncontrolling interests in investment entities to compensation expense on the income statement. The reclassifications increased net loss by the amounts reclassified for each of the three quarterly periods but did not have an impact on net loss attributable to Colony Capital, Inc. and net loss attributable to common stockholders. The reclassification increased accrued and other liabilities and decreased noncontrolling interests in investment entities by the amount reclassified at the end of each period but did not have an impact on the balance sheet as of December 31, 2017. Refer to the Company's accounting policy for carried interest compensation above in "Compensation—Carried Interest and Incentive Fee Compensation."
Accounting Standards Adopted in 2018
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The FASB subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. The Company adopted the standard on January 1, 2018 using the modified retrospective approach, applied to contracts not yet completed as of January 1, 2018, with cumulative effect recognized in retained earnings.

The Company evaluated the principal versus agent considerations under the guidance and determined that certain cost reimbursement arrangements with investment vehicles managed by the Company that were previously reported net on the statement of operations would be reported on a gross basis as reimbursement income and expenses on the statement of operations. Such reimbursements include travel and entertainment costs, third party due diligence costs, asset management costs, and other shared costs for which the Company is deemed to be the primary obligor, whether or not the payment is made directly by the investment vehicles or initially by the Company on behalf of the investment vehicles. The gross presentation has no impact on the Company's net income to the extent the expense incurred and corresponding cost reimbursement income are recognized in the same period (see Note 22).
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
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. Prior to the adoption of the revenue standard, a portion of asset management fees was recognized upon closing of an investment, with remaining fees deferred and recognized over the estimated life of each investment. Under the new guidance, the Company determined that the underlying service of managing the investments of the funds consists of a series of distinct services satisfied over time, for which revenue should be recognized ratably over the estimated life of each investment. As a result of the change in revenue recognition under the new standard, the Company recorded a cumulative impact of approximately $1.6 million as a decrease to retained earnings and an increase to deferred income liability on January 1, 2018. The impact of the change in revenue recognition for the year ended December 31, 2018 was an increase to asset management fees of $0.7 million.
Acquisition and Disposition Fees—The Company receives fees related to acquisition and disposition of investments by certain managed non-traded REITs. The Company determined that there is no change to revenue recognition as acquisition and disposition fees are earned at a point in time upon closing of the respective acquisition or disposition of underlying investments.
Performance-Related Fees—The Company may earn performance-related fees from its managed private funds, traded and non-traded REITs. Performance-related fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles.
Performance-related fees that take the form of a contractual fee arrangement with the investment vehicle and do not represent an allocation of returns among equity holders of the investment vehicle (or “incentive fees”) are within the scope of the new revenue standard. The Company previously recognized incentive fees when they were fixed or determinable and related contingencies have been resolved, which was generally at the end of the incentive measurement period of the respective investment vehicles. Under the new revenue guidance, incentive fees are a form of variable consideration and will be recognized when it is probable that a significant reversal of the cumulative revenue recognized will not occur, which may result in earlier recognition of revenue relative to the Company’s previous policy. There was no cumulative impact as of January 1, 2018.

Performance-related fees that take the form of a disproportionate allocation of returns to the Company’s capital account within the equity structure of the investment vehicle (or “carried interests”) are outside the scope of the new revenue standard. Carried interests are financial instruments and accounted for as earnings from the Company’s ownership interests in the investment vehicles under the equity method. As carried interest represents income from equity method investments, it is presented, along with other proportionate allocation of returns based on the Company’s ownership interests in the investment vehicles, in equity method earnings on the statement of operations. Adoption of the new standard did not have an impact to the Company's recognition of carried interests.
Derecognition and Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification ("ASC") 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which would result in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment—Real Estate Sales.
The Company adopted this standard on January 1, 2018, concurrent with the adoption of the new revenue standard, using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale. The adoption of this standard did not have an impact on the Company's financial statements. There were no sales of partial interests in real estate assets in the year ended December 31, 2018 or for the year ended December 31, 2017.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as for presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes, unless these equity securities qualify for the NAV practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company's own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU No. 2016-01 and ASU No. 2018-03 are to be applied retrospectively with cumulative effect as of the adoption date recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
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
Cash Flow Classifications
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. The Company adopted this guidance on January 1, 2018 on a retrospective basis and made an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach, which is largely consistent with its previous accounting policy. The adoption of this standard did not have a material effect on the presentation of the Company's statement of cash flows.
Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. As a result of the adoption of the new guidance, changes in restricted cash and restricted cash equivalents are no longer presented as separate activities in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the ASU requires a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. The retrospective application of this new standard resulted in changes to the previously reported statements of cash flows as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
(In thousands)	As Previously Reported	After Adoption of ASU 2016-18	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$549,617	$582,546	$408,361	$405,172
Net cash provided by investing activities	1,331,542	1,666,387	251,812	215,457
Net cash used in financing activities	(1,346,505)	(1,364,381)	(465,957)	(491,251)
For the year ended December 31, 2017, the increase in net cash provided by investing activities is primarily due to restricted cash assumed in business combinations (Note 3), which were previously reported as noncash investing activities, and the restricted cash deposits capital expenditures with the lender in connection with a refinancing. For the year ended December 31, 2016, return of borrower funds from escrow deposits and distributions to noncontrolling interests from restricted working capital reserves are now reflected in cash flows from investing and financing activities, respectively.
Share-Based Payments
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring nonemployee awards based on fair value of the equity instrument issued, rather than on fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified nonemployee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For nonemployee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and nonemployee awards. The accounting model for nonemployee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for nonemployee awards continues to be recognized in the same period and in the same manner (i.e., capitalize or expense) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified nonemployee awards where a measurement date has not been established by the adoption date and unsettled liability-classified nonemployee awards. If the cost of a nonemployee award has been included in completed assets (such as finished goods inventory or fixed assets that have begun to be depreciated), the cost basis of those assets will not be remeasured. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU No. 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company early adopted this standard on July 1, 2018. The adoption did not have an impact on the Company's financial statements.
Future Application of Accounting Standards
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet as a right of use asset and a corresponding liability for future lease obligations, and to a lesser extent, making targeted changes to lessor accounting. Under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by both lessor and lessee. For lessors of operating leases, if collection of lease-related receivables is subsequently assessed to not be probable, lease income is reversed if lease payments collected from the lessee are less than the income recognized to date.
ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, beginning of the earliest comparative period presented. Full retrospective application is prohibited. In applying the modified retrospective approach, the standard provides the option to elect a package of practical expedients that exempts an entity from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.
In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which provides the option of (i) applying the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented; as well as (ii) electing as practical expedient, by class of underlying asset, not to segregate lease and non-lease components in a contract but to account for it as a single component in accordance with either the new lease standard or the revenue standard depending on whether the lease or non-lease component is predominant.
In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors, which provides certain practical expedients for lessor accounting. ASU No. 2018-20: (i) allows lessor to make an accounting policy election to present on a net basis sales and similar taxes arising from a leasing transaction with related collections from lessee (otherwise to present on a gross basis if lessor is determined to be the primary obligor); (ii) requires net presentation of lessor costs paid directly by lessee to a third party (for example, property taxes and insurance paid directly by lessee) and gross presentation of lessor costs that are paid by the lessor and reimbursed by the lessee (for example, property taxes and insurance initially paid by lessor and reimbursed by lessee); and (iii) requires allocation of variable payments to lease and non-lease components when applicable changes in facts and circumstances occur and that the non-lease component be subject to recognition under other applicable guidance, such as the revenue standard.
The Company will adopt the new lease standard effective January 1, 2019 and will adopt the package of practical expedients as well as the transition option. As a result, the Company will apply the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. Comparative periods presented will not be restated upon adoption. Similarly, new disclosures under the standard will be made for periods beginning January 1, 2019, and not for comparative periods. In addition, the Company, as lessor, will make accounting policy elections to: (i) treat the lease and non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease; and (ii) to present on a net basis sales and similar taxes assessed by a governmental authority imposed on specific lease revenue producing transactions.
The Company is in the process of finalizing the aggregation and evaluation of its leasing arrangements, and implementing a lease module in its accounting system to address the new accounting model for leases, including any transition adjustments. The most significant change to the Company, as lessee, will be the gross-up of the right of use asset and lease liability on the balance sheet. The lease liability is estimated to be between $55 million and $65 million for office leases and $65 million and $75 million for ground leases, discounted using estimated incremental borrowings rates ranging from 5.0% to 5.8%. The effect of the new standard to the Company, as lessor, is not expected to have a material effect on its financial condition or results of operations.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale ("AFS") debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment ("OTTI") concept will result in more frequent estimation of credit losses. The accounting model for purchased credit-impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit-impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other than temporarily impaired debt securities and purchased credit-impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
Hedge Accounting
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplifies and expands the application of hedge accounting. This standard amends hedge accounting recognition and presentation, including eliminating the requirement to separately measure and present hedge ineffectiveness as well as presenting the entire fair value change of a hedging instrument in the same income statement line as the hedged item. The new guidance also provides alternatives for applying hedge accounting to additional hedging strategies, and easing requirements for effectiveness testing and hedging documentation, although the "highly effective" threshold for a qualifying hedging relationship has not changed. Revised disclosures include tabular disclosures that focus on the effect of hedge accounting by income statement line item. Transition will generally be on a modified retrospective basis applied to existing hedging relationships as of date of adoption, with prospective application for income statement presentation and disclosure, and specific transition elections are available to modify existing hedge documentation. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, with adjustments to be reflected as of the beginning of the fiscal year of adoption if early adopted in an interim period.
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

Fair Value Disclosures
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted in an interim period for which financial statements have not been issued, and may be made only to provisions that eliminate or modify existing disclosures. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
Variable Interest Entities
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party's interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
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

The following table summarizes the consideration and allocation to assets acquired and liabilities assumed.

(In thousands)	Final Amounts at December 31, 2017
Consideration
Carrying value of loans receivable outstanding at the time of restructuring	$182,644
Cash	49,537
Total consideration	$232,181
Identifiable assets acquired and liabilities assumed
Cash	$303
Restricted cash	12,600
Real estate	543,649
Real estate held for sale	21,605
Lease intangibles and other assets	27,685
Debt	(277,590)
Tax liabilities	(32,078)
Lease intangibles and other liabilities	(61,205)
Liabilities related to assets held for sale	(2,788)
Fair value of net assets acquired	$232,181
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

(In thousands)	Final Amounts at June 30, 2018
Consideration
Carrying value of the Company's junior mezzanine loan receivable at the time of foreclosure	$310,932
Cash	43,643
Contingent consideration (Note 14)	6,771
Total consideration	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$16,188
Restricted cash	18,479
Real estate	1,184,447
Real estate held for sale	69,676
Intangible and other assets	26,711
Debt	(907,867)
Intangible and other liabilities	(46,288)
Fair value of net assets acquired	$361,346
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
Each share of Colony Credit's class B-3 common stock automatically converted into Colony Credit's class A common stock on a one-for-one basis upon close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash or Colony Credit’s Class A common stock on a one-for-one basis, in the sole discretion of Colony Credit.
In connection with the merger of NorthStar I and NorthStar II with and into Colony Credit, their respective stockholders received shares of Colony Credit's class A common stock based on pre-determined exchange ratios.

As contemplated in the combination agreement, a certain loan receivable previously held by NorthStar I in the original principal amount of $150.2 million was not transferred to Colony Credit (the “NorthStar I Excluded Asset”). Upon closing of the Combination, the Company acquired a $65 million senior participation interest in the NorthStar I Excluded Asset at par, and the remaining junior participation interest in the NorthStar I Excluded Asset (the "NorthStar I Retained Asset") was transferred to a liquidating trust in exchange for beneficial interests in the liquidating trust and subsequently distributed to NorthStar I stockholders.
As a result of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated and the related management contract intangible assets totaling $139.0 million were written off (Note 9). Concurrent with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management agreement with Colony Credit.
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
The Company's real estate held for investment was as follows:

(In thousands)	December 31, 2018	December 31, 2017
Land	$1,950,412	$2,011,794
Buildings and improvements	11,895,642	12,403,794
Tenant improvements	163,397	134,709
Furniture, fixtures and equipment	389,969	383,855
Construction in progress	155,511	108,403
	14,554,931	15,042,555
Less: Accumulated depreciation	(935,917)	(578,297)
Real estate assets, net	$13,619,014	$14,464,258
Real Estate Sales
Results from sales of real estate were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Proceeds from sales of real estate	$864,347	$1,607,806	$390,943
Gain on sale of real estate	167,231	137,370	73,616
Real estate sold or classified as held for sale during the years ended December 31, 2018 and 2017 did not constitute discontinued operations, other than the sale of a manufactured housing portfolio in 2017 that was acquired through the Merger and certain properties in the THL Hotel Portfolio which qualified as held for sale upon acquisition in July 2017, as discussed in Note 18.
Real estate held for sale is presented in Note 10.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Year Ended December 31, 2018
Asset Acquisitions(2)
September	Healthcare—United Kingdom(3)	1	$24,444	$10,506	$12,458	$1,480	$—
November	Office and Industrial—France	220	478,844	125,949	314,661	38,234	—
Various	Industrial—Various in U.S.(4)	40	569,442	131,334	412,900	30,183	(4,975)
			$1,072,730	$267,789	$740,019	$69,897	$(4,975)
Year Ended Ended December 31, 2017
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—Los Angeles, CA (5)	1	455,699	93,577	314,590	50,518	(2,986)
Various	Industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land and Improvements	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Year Ended Ended December 31, 2016
Business Combinations (6)
January	Industrial—Spain	23	$94,403	$33,265	$56,585	$5,318	$(765)
April	Industrial—Massachusetts, U.S.	1	34,900	5,235	27,731	1,934	—
May	Office—France	1	18,203	14,150	3,815	388	(150)
Various	Industrial—Various in U.S.	18	201,635	36,974	151,689	16,063	(3,091)
Asset Acquisitions
Various	Industrial—Various in U.S.	12	113,200	20,749	84,724	8,398	(671)
			$462,341	$110,373	$324,544	$32,101	$(4,677)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Useful life of real estate acquired in 2018 is 5 to 51 years for buildings, 6 to 14 years for site improvements and 4 months (based on remaining lease terms) to 10 years for both tenant improvements and lease intangibles.

(3)	Net leased senior housing acquired pursuant to a purchase option under the Company's development facility to the healthcare operator at a purchase price equivalent to the outstanding loan balance.

(4)	Includes acquisition of $13.1 million of land for co-development with operating partners.

(5)
In September 2017, 90% of equity in the property holding entity was syndicated to third party investors. The new equity partners were granted certain participation rights in the business, resulting in a deconsolidation of the investment. The interest retained by the Company is reflected as an equity method investment.

(6)	Prior to adoption of the new definition of a business effective October 1, 2016, real estate acquisitions with existing leases generally met the definition of a business combination.
Depreciation and Impairment
Depreciation expense on real estate was $471.6 million, $453.3 million and $108.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Refer to Note 14 for discussion of impairment on real estate.
Property Operating Income
The components of property operating income were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Rental income	$623,785	$672,292	$276,404
Tenant reimbursements	143,759	138,433	65,657
Resident fee income (1)	275,911	286,818	—
Hotel operating income	1,204,285	1,016,294	29,021
	$2,247,740	$2,113,837	$371,082
__________

(1)
Healthcare properties that operate through management agreements with independent third-party operators through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) allow us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2061. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of December 31, 2018 are as follows.

Year Ending December 31,	(In thousands)
2019	$495,765
2020	464,229
2021	413,416
2022	372,432
2023	327,836
2024 and thereafter	1,123,879
Total (1)	$3,197,557
__________

(1)	Excludes hotel operating income and rents from short-term leases.
Commitments and Contractual Obligations
Purchase Commitments—At December 31, 2018, the Company had funded aggregate deposits of $6.1 million with remaining unfunded purchase commitments totaling $1.3 billion for the acquisition of 61 buildings in the industrial segment, of which four are under construction. The Company also funded a deposit of $25.1 million with remaining unfunded purchase commitment of $0.3 billion for the acquisition of a distressed hotel operator and its portfolio of six hotels in France alongside the Company's sponsored credit fund.
Guarantee Agreements—In connection with the THL Hotel Portfolio, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $81 million. The Company had similar provisions related to its core hotel portfolio in the hospitality segment, but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to the franchisors.
Ground Lease Obligation—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. Rents on certain ground leases are paid directly by the tenants or operators. Ground rent expense, including contingent rent, was $8.2 million, $6.7 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, future minimum rental payments on noncancelable ground leases, excluding any contingent rent payments, on real estate held for investment were as follows.

Year Ending December 31,	(In thousands)
2019	$5,236
2020	5,318
2021	5,487
2022	5,877
2023	5,821
2024 and thereafter	89,276
Total	$117,015

6. Loans Receivable
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, including $1.29 billion of loans receivable.
The following table provides a summary of the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	December 31, 2018				December 31, 2017
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$643,973	$667,590	10.7%	2.2	$1,081,030	$1,082,513	9.1%	2.8
Securitized loans (1)	—	—	—%	N/A	35,566	36,603	5.9%	16.8
Mezzanine loans	357,590	354,326	12.5%	1.5	459,433	456,463	12.2%	2.3
Corporate loans	108,944	107,796	12.3%	5.8	46,840	46,592	9.9%	10.0
	1,110,507	1,129,712			1,622,869	1,622,171
Variable rate
Mortgage loans	178,650	179,711	4.3%	0.1	414,428	423,199	6.0%	1.7
Securitized loans (1)	—	—	—%	N/A	461,489	462,203	6.4%	3.5
Mezzanine loans	27,772	27,417	13.4%	2.5	34,391	34,279	9.8%	1.3
	206,422	207,128			910,308	919,681
	1,316,929	1,336,840			2,533,177	2,541,852
PCI Loans
Mortgage loans	1,324,287	351,646			1,865,423	682,125
Securitized loans	—				23,298	3,400
Mezzanine loans	7,425	3,671			7,425	3,671
	1,331,712	355,317			1,896,146	689,196
Allowance for loan losses		(32,940)				(52,709)
	2,648,641	1,659,217			4,429,323	3,178,339
Loans at fair value
Securitized loans (2)	—	—			72,511	45,423
Total loans receivable	$2,648,641	$1,659,217			$4,501,834	$3,223,762
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
The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses, excluding loans carried at fair value:

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
December 31, 2018	$1,052,303	$—	$44,392	$240,145	$1,336,840
December 31, 2017	2,268,599	145,986	9,410	117,857	2,541,852

Troubled Debt Restructuring
During the year ended December 31, 2016, there was one loan with a carrying value of $37.6 million before allowance for loan loss that was modified as a TDR, in which the Company provided the borrower, who was experiencing financial difficulties, with concessions in interest rate and payment terms. During the years ended December 31, 2018, 2017 and 2016, there were no loans modified as TDRs.
At December 31, 2018 and 2017, carrying value of existing TDR loans before allowance for loan losses was $37.8 million and $66.4 million, respectively. At December 31, 2018, the one outstanding TDR loan was in maturity default, for which the Company recorded an allowance for loan loss. The Company has no additional lending commitment on this TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
December 31, 2018	$280,337	$75,179	$206,628	$281,807	$18,304
December 31, 2017	383,594	138,136	248,759	386,895	7,424
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Average carrying value before allowance for loan losses	$282,325	$202,397	$90,447
Total interest income recognized during the period impaired	7,127	10,192	3,929
Cash basis interest income recognized	1,190	—	—
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
There were no PCI loans acquired in the year ended December 31, 2018:
In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning accretable yield	$42,435	$52,572	$66,639
Additions	—	23,594	22,493
Dispositions	(5,484)	—	—
Changes in accretable yield	1,882	25,720	31,171
Accretion recognized in earnings	(27,911)	(61,809)	(65,911)
Deconsolidation	(991)	—	—
Effect of changes in foreign exchange rates	(311)	2,358	(1,820)
Ending accretable yield	$9,620	$42,435	$52,572
The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $175.6 million at December 31, 2018 and $196.5 million at December 31, 2017, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
Allowance for Loan Losses
The allowance for loan losses and related carrying values of loans held for investment, excluding loans carried at fair value, were as follows:

	December 31, 2018		December 31, 2017
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$18,304	$75,179	$7,424	$138,136
PCI loans	14,636	54,440	45,285	169,789
	$32,940	$129,619	$52,709	$307,925
Changes in allowance for loan losses is presented below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Allowance for loan losses at January 1	$52,709	$67,980	$37,571
Contribution to Colony Credit (Note 4)	(518)	—	—
Deconsolidation	(5,983)	—	—
Provision for loan losses, net	43,034	19,741	34,864
Charge-off	(56,302)	(35,012)	(4,455)
Allowance for loan losses at December 31	$32,940	$52,709	$67,980
Provision for loan losses by loan type is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Non-PCI loans	$22,557	$7,534	$5,815
PCI loans (1)	20,477	12,207	29,190
Total provision for loan losses, net	$43,034	$19,741	$35,005
__________

(1)
Net of recoveries in provision for loan losses on PCI loans of $4.1 million and $6.3 million for the year ended December 31, 2018 and 2017, respectively. There were no recoveries in provision for loan losses on PCI loans for the year ended December 31, 2016.

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2018, total unfunded lending commitments was $180.9 million, of which the Company's share was $77.8 million, net of amounts attributable to noncontrolling interests.

7. Equity Investments
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, which included interests in third party private funds and acquisition, development and construction or ADC loans with a combined carrying value of approximately $208.7 million. In consideration for its contribution, the Company received equity interest in Colony Credit, accounted for under the equity method.
The Company's investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected, as follows:

(In thousands)	December 31, 2018	December 31, 2017
Equity method investments
Investment ventures	$2,151,847	$1,297,180
Private funds	138,248	229,874
	2,290,095	1,527,054
Other equity investments
Marketable equity securities of consolidated funds	26,754	35,600
Investment ventures	95,196	89,261
Private funds and retail companies	34,291	38,924
	$2,446,336	$1,690,839
Equity Method Investments
The Company owns significant interests in Colony Credit and NRE, both publicly-traded REITs that it manages. The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds acquired through the Merger (see Note 14).
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

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at December 31, 2018 (1)	Carrying Value at
Investments	Description			December 31, 2018	December 31, 2017
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.6%	$1,037,754	$—
NorthStar Realty Europe Corp	Common equity in publicly traded equity REIT managed by the Company	(2)	11.2%	87,696	73,578
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	95,418	105,082
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	219,913	440,704
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	481,477	331,268
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)		Various	110,610	25,101
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles		Various	21,730	—
Other investment ventures	Interests in 18 investments, each with no more than $66 million carrying value at December 31, 2018		Various	154,412	187,420
Fair value option	Interests in initial stage or real estate development ventures and limited partnership interests in private equity funds		Various	81,085	363,901
				$2,290,095	$1,527,054
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
Significant Sale of Investments—In 2017, the Company had an investment in the single family residential business through its equity method investee, Starwood Waypoint Homes (formerly, Colony Starwood Homes). The Company monetized its investment through a sale of all of its shares in Starwood Waypoint Homes in March 2017 and June 2017 for total net proceeds of $500.5 million and recognized a gain of $191.2 million in aggregate, included in earnings from investments in unconsolidated ventures.
Impairment—The Company evaluated its equity method investments for OTTI and determined that certain equity method investments were other-than-temporarily impaired and recorded aggregate impairment in equity method earnings of $61.2 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively. In making these assessments, the Company considered a variety of factors and assumptions specific to each investment, including: offer prices on the Company's investment; expected payoffs from sales of the underlying business of the investee; estimated fair values or sale proceeds of the underlying real estate held by the investee; estimated enterprise value of the investee; or discounted cash flows from the investment.
As discussed in Note 4, the Company had measured its interest in Colony Credit based upon its proportionate share of Colony Credit's fair value at the closing date of the Combination. Colony Credit’s class A common stock had traded between $15.56 and $23.23 per share in 2018, and closed at $15.79 per share on December 31, 2018. At December 31, 2018, the carrying value of the Company's investment in Colony Credit was $21.65 per share. As of December 31, 2018, the Company determined that its investment in Colony Credit was not other-than-temporarily impaired as the Company believes that the carrying value of its investment in Colony Credit is recoverable in the near term. If Colony Credit's common stock continues to trade below the Company's carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees:
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2018	December 31, 2017
Total assets	$15,499,159	$9,537,068
Total liabilities	9,803,705	5,357,936
Owners' equity	5,511,548	3,662,764
Noncontrolling interests	183,906	516,368
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenues	$1,486,511	$1,519,728	$819,726
Net income (loss)	220,191	174,222	(32,493)
Net income (loss) attributable to noncontrolling interests	23,878	(18,381)	(3,494)
Net income (loss) attributable to owners	196,313	192,603	(28,999)
Other Equity Investments
Other equity investments that do not qualify for equity method accounting consist of the following:
Marketable Equity Securities—These are publicly traded equity securities held by a consolidated investment company and a consolidated private open-end fund. These equity securities comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Investment Ventures—This represents primarily common equity in the Albertsons/Safeway supermarket chain (with 50% ownership by a co-investment partner) which was initially recorded at cost and prior to 2018, adjusted for distributions in excess of cumulative earnings. There were no adjustments for any impairment or observable price changes in 2018.
Retail Companies—At December 31, 2018, the Company has an interest in its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and an investment in a third party managed open-end mutual fund for which the Company applies the NAV practical expedient (see Note 14). Another sponsored non-traded REIT, NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro") terminated its offering period effective March 31, 2018 and was subsequently liquidated in October 2018, whereby the Company, together with its co-sponsor, RXR Realty LLC, had their shares redeemed for $0.01 per share, effectively forfeiting their investments. As a result, the Company wrote off its $1.5 million equity investment in NorthStar/RXR NY Metro in the third quarter of 2018.
Private Funds—This represents a limited partnership interest in a third party private fund sponsored by an equity method investee for which the Company elected the NAV practical expedient (see Note 14).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At December 31, 2018, the Company’s share of these commitments was $47.8 million.
Private Funds—At December 31, 2018, the Company has unfunded commitments of $288.3 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.

8. Debt Securities
The following table summarizes the Company's investment in debt securities.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2018
Available-for-sale debt securities:
N-Star CDO bonds	$67,513	$1,565	$(4,951)	$64,127
CMBS of consolidated fund				32,706
				$96,833
December 31, 2017
Available-for-sale debt securities:
CRE securities of consolidated N-Star CDOs (2):
CMBS	$144,476	$3,999	$(530)	$147,945
Other securities (3)	61,302	5,994	(313)	66,983
N-Star CDO bonds	88,374	2,778	(219)	90,933
CMBS and other securities (1)	13,829	3,739	(186)	17,382
	307,981	16,510	(1,248)	323,243
CMBS of consolidated fund				25,099
				$348,342
__________

(1)	Other securities include a trust preferred security and certain investments in other third party CDO bonds.
(2) Carrying value of CDO bonds in consolidated N-Star CDOs was $215.5 million at December 31, 2017.
(3) Represents primarily agency debentures, and to a lesser extent, unsecured REIT debt and trust preferred securities.
N-Star CDOs and N-Star CDO Bonds—The Company acquired, upon the Merger, NRF's legacy CDOs. NRF had sponsored collateralized debt obligations ("CDOs"), collateralized primarily by commercial real estate ("CRE") debt and CRE securities, of which two of the sponsored CRE securities CDOs were consolidated. Additionally, NRF had acquired the equity interests of CRE debt focused CDOs sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs. At December 31, 2018, the Company no longer has any consolidated CDOs as the remaining assets of one CDO was liquidated, and the Company sold all of its interest in another CDO which resulted in the deconsolidation of that CDO. A gain of $10.9 million was recorded upon deconsolidation, included in other gain on the consolidated statement of operations.
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
CMBS and Other Securities—These debt securities are predominantly commercial mortgage-backed securities (“CMBS”), including investments in mezzanine positions.
At December 31, 2018, the contractual maturities of CRE securities ranged from 8 to 43 years. The expected maturity, on a weighted average basis, was 5 years.
CMBS of Consolidated Fund—These are CMBS held by a consolidated investment company, that are accounted for at fair value through earnings.

Disposition of Debt Securities
Realized gains (losses) from sale of debt securities are recorded in other gain (loss), as follows.

	Year Ended December 31,
(In thousands)	2018	2017
Available-for-sale debt securities:
Proceeds from sale	$78,197	$30,279
Gross realized gain	11,304	951
Gross realized (loss)	(592)	—
Impairment of AFS Debt Securities
The following table presents AFS debt securities in a gross unrealized loss position:

	December 31, 2018		December 31, 2017
	Less Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CRE securities of consolidated N-Star CDOs:
CMBS	$—	$—	$2,229	$(530)
Other securities	—	—	8,218	(313)
N-Star CDO bonds	54,459	(4,951)	13,392	(219)
CMBS and other securities	—	—	12,956	(186)
	$54,459	$(4,951)	$36,795	$(1,248)
At December 31, 2018 and 2017, there were no AFS debt securities in an unrealized loss position for more than 12 months.
The Company recorded $8.2 million and $33.0 million of OTTI loss in other gain (loss) for the year ended December 31, 2018 and 2017, respectively. The OTTI loss was due to an adverse change in expected cash flows on N-Star CDO bonds as well as CMBS held by consolidated N-Star CDOs (such N-Star CDOs were deconsolidated in the second quarter of 2018) as the Company believed that it was not likely that it would recover the amortized cost on those securities prior to selling them.
At December 31, 2018, the Company believes that the remaining AFS securities with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired as it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2017, there were no AFS securities with unrealized loss in accumulated other comprehensive income that have not otherwise been other than temporarily impaired.
Purchased Credit-Impaired Debt Securities
Certain debt securities acquired by the Company through the Merger, consisting of certain N-Star CDOs, other CDOs and CMBS securities, were considered to be credit-impaired at acquisition, with the following outstanding balance:

(In thousands)	December 31, 2018	December 31, 2017
Outstanding principal	$213,929	$411,174
Amortized cost	2,757	26,761
Carrying value	3,619	31,789
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

Information about these PCI debt securities upon acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$574,088
Less: Nonaccretable difference	(449,261)
Cash flows expected to be collected	124,827
Less: Accretable yield	(70,283)
Fair value of PCI debt securities acquired	$54,544
The following table presents changes in accretable yield related to these PCI debt securities.

	Year Ended December 31,
(In thousands)	2018	2017
Beginning accretable yield	$44,610	$—
Assumed through the Merger	—	70,283
Accretion recognized in earnings	(3,489)	(12,461)
Reduction due to payoffs, disposals or deconsolidation	(17,081)	(8,963)
Net reclassifications to nonaccretable difference (1)	(24,040)	(4,249)
Ending accretable yield	$—	$44,610
__________

(1)	Includes reclassifications to nonaccretable difference for PCI securities for which cash flows can no longer be reasonably estimated.
9. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following tables present changes in the carrying value of goodwill and the goodwill balance by reportable segment.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$1,534,561	$680,127	$678,267
Business combinations (1)	—	1,440,229	1,860
Transfer to held for sale (2)	—	(20,000)	—
Disposition (3)	—	(249,795)	—
Impairment	—	(316,000)	—
Ending balance (4)	$1,534,561	$1,534,561	$680,127
__________

(1)	Includes the effects of measurement period adjustments within a one year period following the consummation of a business combination.

(2)
Represents goodwill assigned to the broker-dealer reporting unit that was acquired as part of the Merger and classified as held for sale in 2017 (Note 10). The broker-dealer business was contributed to the Colony S2K joint venture, an equity method investee, in April 2018.

(3)	Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger, subsequently transferred to held for sale and sold on December 29, 2017.

(4)	Total goodwill amount is not deductible for income tax purposes.

(In thousands)	December 31, 2018	December 31, 2017
Balance by reportable segment:
Industrial	$20,000	$20,000
Investment management	1,514,561	1,514,561
	$1,534,561	$1,534,561

Impairment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year.
Industrial
For all years presented, the Company performed qualitative assessments and determined that goodwill in the industrial segment was not impaired.
Investment Management
For its annual evaluation of goodwill for impairment, the Company performed a quantitative assessment in 2018 and 2017 and a qualitative assessment in 2016.
2018—In 2018, the Company determined that the carrying value of its investment management reporting unit, including goodwill, was not in excess of its estimated fair value and concluded that the investment management goodwill was not impaired.
2017—The Company's quantitative assessment in 2017 indicated that the carrying value of the investment management reporting unit, including its assigned goodwill, exceeded its estimated fair value. As a result of this assessment, the Company recognized an impairment to the investment management goodwill of $316.0 million in 2017.
In determining the carrying value of the investment management reporting unit for goodwill impairment testing in 2017, the Company used the net book value of its investment management subsidiary at October 1, 2017, adjusted to (i) exclude the Townsend and broker-dealer businesses; (ii) account for measurement period adjustments in the fourth quarter of 2017; and (iii) account for impairments recorded on management contract intangible assets in the fourth quarter of 2017 as well as expected write-off of the management contract intangible assets for NorthStar I and NorthStar II as a result of the Combination in 2018.
The fair value of the investment management reporting unit in 2017 was estimated using the income approach. Projections of discounted cash flows were based on various factors, including, but not limited to, assumptions around forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, incentive fee multiples, operating profit margins and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles. The Company applied terminal year residual multiples on fee related earnings ranging from 6.5x to 20x, incentive fee multiples ranging from 3x to 5x and discount rates ranging from 9% to 25%. The Company considered a range of fee related earnings multiples, incentive fee multiples and discount rates for a peer group of alternative asset managers as indicators to assess for reasonableness, noting that direct comparison generally cannot be drawn due to differences that exist between the Company's business and those of other asset managers. The Company also considered the hypothetical value of its investment management business in a spin-off that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's balance sheet assets based on market terms of management contracts of externally-managed REITs that otherwise engage in similar real estate operations. As a final step, the Company assessed the reasonableness of the valuation as a whole by comparing the aggregate fair value of its reporting units to its market capitalization, and considered in its assessment the impact of short-term market volatility and other market factors that may not directly affect the value of the Company's individual reporting units.
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
2016—The Company's qualitative assessment in 2016 indicated that the investment management goodwill was not impaired.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
The Company's deferred leasing costs, other intangible assets and intangible liabilities are as follows.

	December 31, 2018			December 31, 2017
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$267,221	$(112,673)	$154,548	$243,037	$(98,021)	$145,016
Above-market lease values	129,079	(43,412)	85,667	166,571	(34,968)	131,603
Below-market ground lease obligations	16,258	(984)	15,274	29,625	(316)	29,309
Deferred leasing costs	111,486	(46,666)	64,820	121,765	(38,389)	83,376
Lease incentives	14,576	(1,381)	13,195	14,565	(298)	14,267
Trade name (2)	15,500	—	15,500	79,700	(3,131)	76,569
Investment management contracts	194,698	(92,618)	102,080	342,127	(70,394)	271,733
Customer relationships	49,291	(15,027)	34,264	59,400	(10,421)	48,979
Other (3)	59,157	(4,241)	54,916	54,061	(2,041)	52,020
Total deferred leasing costs and intangible assets	$857,266	$(317,002)	$540,264	$1,110,851	$(257,979)	$852,872
Intangible Liabilities
Below-market lease values	$204,066	$(59,180)	$144,886	$214,833	$(36,426)	$178,407
Above-market ground lease obligations	16,080	(1,580)	14,500	13,417	(715)	12,702
Total intangible liabilities	$220,146	$(60,760)	$159,386	$228,250	$(37,141)	$191,109
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

(3)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with certain hotel properties which are subject to amortization over the term of the respective agreements.

Impairment
Investment Management Contracts—In 2018, $147.4 million of impairment was recorded on investment management contract intangibles related to non-traded REITs. This consisted of $139.0 million write-off of the NorthStar I and NorthStar II management contract intangibles as the contracts were terminated upon closing of the Combination, $1.4 million write off of the NorthStar/RXR NY Metro management contract intangible in consideration of the termination of its offering period (see Note 7), and $7.0 million impairment on the NorthStar Healthcare management contract intangible resulting from a decrease in expected fees, with fair value estimated based upon future net cash flows, discounted at 10%.
In the fourth quarter of 2017, impairment of $59.1 million was recorded on investment management contract intangibles of non-traded REITs, including $55.3 million on NorthStar Healthcare following an amendment to its advisory agreement and $3.7 million on NorthStar/RXR NY Metro based on revised capital raising projections. Fair value of these management contract intangibles were estimated based upon an analysis of future net cash flows, discounted at 9%.
Customer Relationships—In 2018, the remaining value of the retail customer relationship intangible of $10.1 million was written off based on a reassessment of future capital raising for retail vehicles.
Trade Name—In June 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and the remaining value of the NorthStar trade name of $59.5 million was written off.

Amortization of Intangible Assets and Liabilities
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Above-market lease values	$(29,444)	$(25,235)	$(8,658)
Below-market lease values	35,919	40,079	7,089
Lease incentives	(1,085)	(218)	—
Net increase (decrease) to rental income	$5,390	$14,626	$(1,569)

Above-market ground lease obligations	$(925)	$(752)	$482
Below-market ground lease obligations	669	854	(6)
Net increase (decrease) to ground rent expense	$(256)	$102	$476

In-place lease values	$45,718	$74,560	$30,193
Deferred leasing costs	17,749	19,046	13,777
Trade name	1,606	3,682	—
Investment management contracts	22,386	38,640	11,446
Customer relationships	4,606	12,514	3,343
Other	2,291	10,215	—
Amortization expense	$94,356	$158,657	$58,759
The following table presents the effect of future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale:

	Year Ending December 31,
(In thousands)	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Net increase (decrease) to rental income	$10,761	$9,553	$9,769	$8,811	$9,003	$(1,873)	$46,024
Net increase (decrease) to rent expense	(226)	(224)	(219)	(216)	(224)	1,883	774
Amortization expense	133,063	56,409	44,376	36,186	31,563	79,913	381,510

10. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	December 31, 2018	December 31, 2017
Assets
Restricted cash	$4,060	$1,020
Real estate, net	852,402	720,686
Goodwill (1)	—	20,000
Intangible assets, net	41,590	37,337
Other assets	43,206	2,587
Total assets held for sale	$941,258	$781,630

Liabilities
Secured debt, net (2)	$—	$196,905
Lease intangibles and other liabilities, net	68,217	76,393
Total liabilities related to assets held for sale	$68,217	$273,298
__________

(1)
Goodwill is associated with the broker-dealer business that was held for sale at December 31, 2017. The broker-dealer business was contributed to the Colony S2K joint venture, an equity method investee, in April 2018.

(2)	Represents only debt that is expected to be assumed by the buyer upon sale of the related asset.

Other than properties acquired through business combinations that qualified as held for sale upon acquisition as discussed in Note 18, no assets and liabilities held for sale constituted discontinued operations.

11. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	December 31, 2018	December 31, 2017
Capital expenditures reserves (1)	$215,366	$249,612
Real estate escrow reserves (2)	51,352	42,420
Borrower escrow deposits	10,412	41,545
Working capital and other reserves (3)	19,586	23,043
Tenant lock boxes (4)	15,666	16,486
Restricted cash of consolidated N-Star CDOs (5)	—	13,656
Other	54,376	84,316
Total restricted cash	$366,758	$471,078
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

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

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	December 31, 2018	December 31, 2017
Interest receivable	$14,005	$21,529
Straight-line rents	61,196	45,598
Hotel-related reserves (1)	21,636	29,208
Investment deposits and pending deal costs	34,179	1,706
Deferred financing costs, net (2)	7,870	10,068
Contingent consideration escrow account (3)	—	15,730
Derivative assets (Note 13)	33,558	10,152
Prepaid taxes and deferred tax assets, net	71,656	79,063
Receivables from resolution of investments (4)	30,770	15,215
Contributions receivable (5)	55,252	25,501
Accounts receivable (6)	67,005	87,744
Prepaid expenses	26,991	29,526
Other assets	31,267	20,296
Fixed assets, net	47,932	53,632
Total other assets	$503,317	$444,968
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

(4)	Represents primarily proceeds from loan repayments held in escrow and sales of marketable equity securities pending settlement.

(5)	Represents contributions receivable from noncontrolling interests in investment entities as a result of capital calls made at period end.

(6)	Includes receivables for hotel operating income, resident fees, rent and other tenant receivables.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	December 31, 2018	December 31, 2017
Tenant security deposits and payable	$29,070	$27,560
Borrower escrow deposits	13,001	46,231
Deferred income (1)	40,156	42,457
Interest payable	40,648	42,462
Derivative liabilities (Note 13)	132,808	204,848
Contingent consideration—THL Hotel Portfolio (Note 3)	8,903	7,419
Share repurchase payable (2)	7,567	—
Current and deferred income tax liability	93,174	166,276
Accrued compensation	81,911	77,483
Accrued carried interest and contractual incentive fee compensation	12,182	—
Accrued real estate and other taxes	64,440	77,060
Other accrued expenses	89,745	107,508
Accounts payable and other liabilities	94,316	98,857
Total accrued and other liabilities	$707,921	$898,161
__________

(1)
Represents primarily prepaid rental income and interest income held in reserve accounts. Includes deferred asset management fee income of $3.2 million at December 31, 2018 and $2.7 million at December 31, 2017, which will be recognized as fee income on a straight-line basis through 2025. Adoption of the new revenue recognition standard had resulted in approximately $1.6 million increase to deferred management fee income on January 1, 2018. For the year ended December 31, 2018, $0.6 million relating to the deferred asset management fee balance at January 1, 2018 was recognized as fee income.

(2)	Represents the Company's common stock repurchases transacted in December 2018 and settled in January 2019.

12. Debt
As discussed in Note 4, upon closing of the Combination on January 31, 2018, the Company contributed its interests in the CLNY Investment Entities to Colony Credit and deconsolidated these entities, which included $379.9 million of debt.
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Securitization Bonds Payable (3)	Junior Subordinated Notes	Total Debt
December 31, 2018
Debt at amortized cost
Principal	$—	$616,105	$9,352,902	$—	$280,117	$10,249,124
Premium (discount), net	—	2,697	(41,217)	—	(81,031)	(119,551)
Deferred financing costs	—	(6,652)	(82,964)	—	—	(89,616)
	$—	$612,150	$9,228,721	$—	$199,086	$10,039,957
December 31, 2017
Debt at amortized cost
Principal	$50,000	$616,105	$9,792,169	$391,231	$280,117	$11,129,622
Premium (discount), net	—	3,131	(78,634)	(87,319)	(83,064)	(245,886)
Deferred financing costs	—	(8,905)	(91,360)	(203)	—	(100,468)
	50,000	610,331	9,622,175	303,709	197,053	10,783,268
Debt at fair value (4)	—	—	—	44,542	—	44,542
	$50,000	$610,331	$9,622,175	$348,251	$197,053	$10,827,810
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $425.9 million at December 31, 2018 and $216.6 million at December 31, 2017 was related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 10).

(3)
Represents bonds payable issued by securitization trusts consolidated by the Company at December 31, 2017 (Note 15). Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Company. The Company contributed its interests in three securitization trusts to Colony Credit upon closing of the Combination in the first quarter of 2018. In the second quarter of 2018, the Company sold its equity interests in two securitization trusts to third parties, resulting in a deconsolidation of these securitization trusts, while the underlying assets of the remaining securitization trust was liquidated. At December 31, 2018, the Company no longer has any consolidated securitization trusts.

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

The following table summarizes certain information about the different components of debt carried at amortized cost. Weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
December 31, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.0	$—	N/A	2.0
Convertible and exchangeable senior notes	616,105	4.27%	3.0	—	N/A	N/A	616,105	4.27%	3.0
Junior subordinated debt	—	N/A	N/A	280,117	5.66%	17.4	280,117	5.66%	17.4
Secured debt (1)	37,199	5.02%	6.9	—	N/A	N/A	37,199	5.02%	6.9
	653,304			280,117			933,421
Non-recourse
Secured debt (2)
Healthcare (3)	2,130,999	4.62%	1.9	1,109,681	6.64%	2.7	3,240,680	5.31%	2.2
Industrial	1,071,721	3.83%	10.6	5,474	5.27%	4.2	1,077,195	3.84%	10.6
Hospitality	12,019	12.99%	2.6	2,636,053	5.68%	3.8	2,648,072	5.71%	3.8
Other Real Estate Equity	200,814	4.02%	3.8	1,789,431	4.43%	3.6	1,990,245	4.39%	3.7
Real Estate Debt	—	N/A	N/A	359,511	4.50%	2.4	359,511	4.50%	2.4
	3,415,553			5,900,150			9,315,703
	$4,068,857			$6,180,267			$10,249,124
December 31, 2017
Recourse
Corporate credit facility	$—	N/A	N/A	$50,000	3.51%	3.0	$50,000	3.51%	3.0
Convertible and exchangeable senior notes	616,105	4.27%	4.0	—	N/A	N/A	616,105	4.27%	4.0
Junior subordinated debt	—	N/A	N/A	280,117	4.56%	18.4	280,117	4.56%	18.4
Secured debt (1)	39,219	5.02%	7.9	—	N/A	N/A	39,219	5.02%	7.9
	655,324			330,117			985,441
Non-recourse
Securitization bonds payable	30,132	3.45%	29.9	361,099	3.02%	28.4	391,231	3.05%	28.5
Secured debt (2)
Healthcare	2,168,936	4.65%	2.9	1,119,320	5.75%	3.0	3,288,256	5.03%	3.0
Industrial	1,014,229	3.50%	11.4	—	N/A	N/A	1,014,229	3.50%	11.4
Hospitality	9,038	11.00%	3.6	2,599,681	4.67%	3.7	2,608,719	4.69%	3.7
Other Real Estate Equity	374,789	4.07%	5.5	1,841,209	4.02%	4.4	2,215,998	4.03%	4.6
Real Estate Debt	—	N/A	N/A	625,748	4.05%	3.3	625,748	4.05%	3.3
	3,597,124			6,547,057			10,144,181
	$4,252,448			$6,877,174			$11,129,622
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare segment and other real estate equity segment with an aggregate outstanding principal of $538.5 million at December 31, 2018 and $384.5 million at December 31, 2017 was either in payment default or was not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and leases, as applicable, or otherwise refinance the debt.

(3)
In November 2018, the Company applied proceeds from the refinancing of a select portfolio of medical office buildings to repay in full a $100.5 million floating rate component of a $1.8 billion non-recourse mortgage debt on certain properties in the U.S. healthcare portfolio. The remaining $1.7 billion fixed rate component of the debt is scheduled to mature in December 2019. The Company is currently evaluating its options in connection with the scheduled debt maturity. In the fourth quarter of 2018, the Company impaired the real estate collateralizing the debt by $109.1 million based on a reassessment of the expected hold period, taking into consideration the upcoming debt maturity (see Note 14). In pursuing the options available to the Company in connection with the scheduled debt maturity, the Company will continue to re-evaluate certain assumptions, including with respect to the holding period of the real estate collateralizing the debt, which could result in further impairment of the underlying real estate in a future period. At December 31, 2018, carrying value of the real estate collateralizing the remaining debt maturing in December 2019 was $2.5 billion.

Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement). At December 31, 2018, the borrowing base was sufficient to permit borrowings up to the full $1.0 billion commitment.
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at December 31, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. At December 31, 2018, the Company was in compliance with all of the financial covenants.
The Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure. The occurrence of an event of default may result in the termination of the credit facility, accelerate the Company’s repayment obligations, in certain cases limit the Company’s ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. There have been no events of default since the inception of the credit facility.
Convertible and Exchangeable Senior Notes
Convertible senior notes and exchangeable senior notes (assumed from NRF at fair value in the Merger) are senior unsecured obligations of the Company and are guaranteed by the Company on a senior unsecured basis.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2018	December 31, 2017

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
__________

(1)	Represents initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2018, based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

(In thousands)	Corporate Credit Facility	Convertible and Exchangeable Senior Notes	Secured Debt	Junior Subordinated Notes	Total
Year Ending December 31,
2019	$—	$—	$2,468,980	$—	$2,468,980
2020	—	—	626,552	—	626,552
2021	—	402,500	945,987	—	1,348,487
2022	—	—	2,826,948	—	2,826,948
2023	—	200,000	192,667	—	392,667
2024 and thereafter	—	13,605	2,291,768	280,117	2,585,490
Total	$—	$616,105	$9,352,902	$280,117	$10,249,124
Interest Incurred
Total interest incurred on the Company's debt, including interest capitalized on real estate under development or construction beginning in 2018, was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Interest expensed	$595,551	$574,822	$170,083
Interest capitalized	5,554	—	—
Total interest incurred	$601,105	$574,822	$170,083

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
Fair value of derivative assets and derivative liabilities were as follows:

	December 31, 2018			December 31, 2017
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$31,127	$1,069	$32,196	$8,009	$975	$8,984
Interest rate contracts	862	500	1,362	—	1,168	1,168
Included in other assets	$31,989	$1,569	$33,558	$8,009	$2,143	$10,152
Derivative Liabilities
Foreign exchange contracts	$6,193	$211	$6,404	$39,101	$5,307	$44,408
Interest rate contracts	—	126,404	126,404	—	160,440	160,440
Included in accrued and other liabilities	$6,193	$126,615	$132,808	$39,101	$165,747	$204,848
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $0.8 million and $1.9 million of cash collateral on deposit as of December 31, 2018 and 2017, respectively, included in other assets.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at December 31, 2018, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€84,549	€114	Min $1.06/ Max $1.53	October 2019 to November 2020
GBP	FX Collar	£39,881	£2,309	Min $1.45 / Max $1.82	June 2019 to December 2019
EUR	FX Forward	€431,874	€14,944	Min $1.10 / Max $1.38	January 2019 to December 2023
GBP	FX Forward	£88,313	£26,257	Min $1.24 / Max $1.29	May 2019 to December 2020
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €614.0 million and £235.7 million, or a total of $1.0 billion at December 31, 2018, and €499.2 million, £250.6 million and NOK771.2 million, or a total of $1.1 billion at December 31, 2017.
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

Foreign exchange contracts are used to protect the Company’s foreign denominated investments from adverse foreign currency fluctuations, with notional amounts and termination dates based upon the anticipated return of capital from the investments.
Release of accumulated other comprehensive income ("AOCI") related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from AOCI to other gain (loss) as summarized below.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$7,426	$(3,931)	62
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Year Ended December 31,
(In thousands)	2018	2017	2016
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$3,726	$(3,928)	1,600
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.

At December 31, 2018, the Company held the following interest rate contracts:

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Expiration
Interest rate swap (1)	$—	$2,000,000	3-Month LIBOR	3.39%	December 2019
Interest rate caps	$—	$4,009,957	1-Month LIBOR	3.0% - 4.5%	January 2019 to December 2020
Interest rate caps	$—	$52,155	3-Month LIBOR	2.24%	March 2019
Interest rate caps	€247,513	€441,151	3-Month EURIBOR	0.75% - 1.5%	October 2019 to November 2023
Interest rate caps	£—	£363,716	3-Month GBP LIBOR	1.5% - 2.5%	November 2019 to February 2020
Deliverable swap futures	$—	$19,000	(2)	(2)	March 2019
__________

(1)	Represents a forward-starting interest rate swap that has a maturity date in December 2029, with mandatory settlement at fair value in December 2019.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
The following table summarizes amounts recorded in other gain (loss) related to interest rate derivative contracts:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$—	$—	$(401)
Non-designated interest rate contracts	33,307	(15,080)	(1,455)
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
December 31, 2018
Derivative Assets
Foreign exchange contracts	$32,196	$(1,743)	$—	$30,453
Interest rate contracts	1,362	(823)	—	539
	$33,558	$(2,566)	$—	$30,992
Derivative Liabilities
Foreign exchange contracts	$(6,404)	$1,743	$—	$(4,661)
Interest rate contracts	(126,404)	823	840	(124,741)
	$(132,808)	$2,566	$840	$(129,402)

December 31, 2017
Derivative Assets
Foreign exchange contracts	$8,984	$(8,944)	$—	$40
Interest rate contracts	1,168	(4)	—	1,164
	$10,152	$(8,948)	$—	$1,204
Derivative Liabilities
Foreign exchange contracts	$(44,408)	$8,944	$—	$(35,464)
Interest rate contracts	(160,440)	4	1,900	(158,536)
	$(204,848)	$8,948	$1,900	$(194,000)

14. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected but excluding financial assets under the NAV practical expedient.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets
Equity method investments	$—	$—	$81,085	$81,085
Equity securities of consolidated funds	26,754	—	—	26,754
Debt securities available for sale—N-Star CDO bonds	—	—	64,127	64,127
CMBS of consolidated fund	—	32,706	—	32,706
Other assets—derivative assets	—	33,558	—	33,558
Liabilities
Other liabilities—derivative liabilities	—	132,808	—	132,808
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,903	8,903

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets
Loans receivable—securitized loans	$—	$—	$45,423	$45,423
Equity method investments	—	—	363,901	363,901
Equity securities of consolidated fund	35,600	—	—	35,600
Debt securities available for sale
CRE securities of consolidated N-Star CDOs:
CMBS	—	—	147,945	147,945
Other securities	—	—	66,983	66,983
N-Star CDO bonds	—	—	90,933	90,933
CMBS and other securities	—	—	17,382	17,382
CMBS of consolidated fund	—	25,099	—	25,099
Other assets—derivative assets	—	10,152	—	10,152
Liabilities
Debt—securitization bonds payable	—	—	44,542	44,542
Other liabilities—derivative liabilities	—	204,848	—	204,848
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	7,419	7,419
Due to affiliates—contingent consideration for Internalization	—	—	20,650	20,650
Equity Method Investments
Equity method investments for which fair value option was elected are carried at fair value on a recurring basis. This includes investments in private equity funds acquired in connection with the Merger.
Fair values are determined using either discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, applying revenue multiples, based on transaction price for recently acquired investments, or pending or comparable market sales price on an investment, as applicable. In valuing the Company's investment in third party private equity funds, the Company considers cash flows provided by the general partners of the funds and the implied yields of the funds. The Company has not elected the practical expedient to measure the fair value of its investments in these private equity funds using NAV of the underlying funds. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy, unless investments are valued based on contracted sales prices which are classified as Level 2 of the fair value hierarchy. Changes in fair value of equity method investments under the fair value option are recorded in equity method earnings.
Equity Securities
Fair value of equity securities held by consolidated funds are based on listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Debt Securities
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

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
December 31, 2018
Level 3 Assets
Equity method investments—third party private equity funds	$5,908	Transaction price and NAV(2)	Not applicable	Not applicable	Not applicable
Equity method investments—other	21,831	Discounted cash flows	Discount rate	17.5% (9.1% - 18.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.8x	Increase
Equity method investments—other	28,346	Transaction price(3)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	64,127	Discounted cash flows	Discount rate	21.6% (13.6% - 56.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,903	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2017
Level 3 Assets
Equity method investments—third party private equity funds	$204,774	Discounted cash flows	Discount rate	14.6% (11.0% - 20.0%)	Decrease
Equity method investments—other	26,408	Discounted cash flows	Discount rate	14.2% (8.8% - 14.8%)	Decrease
Equity method investments—other	132,719	Transaction price(3)	Not applicable	Not applicable	Not applicable
N-Star CDO bonds	90,933	Discounted cash flows	Discount rate	24.0% (10.8% - 87.4%)	Decrease
Level 3 Liabilities
Due to affiliates—contingent consideration for Internalization	20,650	Monte Carlo simulation	Benchmark FFO volatility	11.8%	Increase
			Equity volatility	18.7%	Increase
			Correlation (4)	80.0%	Increase
Other liabilities—contingent consideration for THL Hotel Portfolio	7,419	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Fair value was estimated based on a combination of inputs, namely indicative prices of investments sold by the Company as well as underlying NAV of the respective funds on a quarter lag.

(3)	Valued based upon transaction price of investments recently acquired or offer prices on investments pending sales.

(4)	Represents assumed correlation between Benchmark FFO and the Company's class A common stock price.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

		Level 3 Assets			Level 3 Liabilities
(In thousands)		Loans Receivable	Equity Method Investments	Securities	Debt	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2015		$—	$—	$—	$—	$(52,990)	$—
Unrealized gain in earnings		—	—	—	—	11,740	—
Fair value at December 31, 2016		$—	$—	$—	$—	$(41,250)	$—
Unrealized gain related to balance recorded in earnings		$—	$—	$—	$—	$11,740	$—

Fair value at December 31, 2016		$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger		—	362,269	427,560	—	—	—
Consideration for business combination		—	—	—	—	—	(6,771)
Consolidation of securitization trust	Consolidation of securitization trust	58,296	—	—	(56,928)	—	—
Purchases, contributions or accretion		—	162,323	40,035	10,564	—	—
Paydowns or distributions		(10,564)	(166,795)	(120,728)	—	—	—
Realized losses in earnings		—	—	(38,885)	—	—	—
Unrealized gains:
In earnings		(2,309)	6,104	—	1,822	20,600	(648)
In other comprehensive income		—	—	15,261	—	—	—
Fair value at December 31, 2017		$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Unrealized gains (losses) on ending balance:
In earnings		$(2,309)	$6,104	$—	$1,822	$20,600	$(648)
In other comprehensive income (loss)		$—	$—	$15,261	$—	$—	$—

Fair value at December 31, 2017		$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions or accretion		—	61,113	21,049	—	—	—
Paydowns, distributions or sales		(638)	(188,409)	(138,261)	638	—	—
Deconsolidation		(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities into equity		—	—	—	—	12,539	—
Transfers out of Level 3		—	(132,527)	—	—	6,381	—
Contribution to Colony Credit (Note 4)		—	(26,134)	—	—	—	—
Realized gains in earnings		—	3,208	3,877	—	—	—
Unrealized gains (losses):
In earnings		(715)	(67)	—	57	1,730	(1,484)
In other comprehensive income (loss)		—	—	(21,437)	—	—	—
Fair value at December 31, 2018		$—	$81,085	$64,127	$—	$—	$(8,903)
Unrealized gains (losses) on ending balance:
In earnings		$(715)	$(67)	$—	$57	$1,730	$(1,484)
In other comprehensive income (loss)		$—	$—	$(3,386)	$—	$—	$—
Transfers of Level 3 Assets and Liabilities
Transfers of assets and liabilities into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent investments in third party private equity funds that were valued based on their contracted sales price in June 2018 and sold in September 2018. Liabilities transferred out of Level 3 represent dividends earned on the final number of shares of class A common stock and OP Units determined as of June 30, 2018, the end of the measurement period of the contingent consideration associated with the Internalization, and which were paid out in August 2018.

Investments Carried at Fair Value Using Net Asset Value
Investments in retail companies, which include a Company-sponsored non-traded REIT and a third party managed open-end mutual fund, as well as limited partnership interest in a third party private fund are valued using NAV of the respective vehicles effective January 1, 2018.

	December 31, 2018
(In thousands)	Fair Value	Unfunded Commitments
Private fund—real estate	$12,617	$13,658
Retail Companies—real estate	21,674	—
The Company's limited partnership interest in the private fund is not subject to redemption, with distributions to be received through liquidation of underlying investments of the fund. The private fund has an expected life of eight years from its inception in 2017, which may be extended in one year increments up to two years at the discretion of its general partner, an equity method investee of the Company.
There are no restrictions on the Company's ability to redeem its investment in the third party managed open-end fund.
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	December 31, 2018			December 31, 2017
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$68,864	$200,281	$269,145	$13,252	$36,246	$49,498
Real estate held for investment	—	416,272	416,272	—	224,935	224,935
Intangible assets—investment management contracts	—	36,400	36,400	—	51,100	51,100
Equity method investments	—	32,761	32,761	—	11,871	11,871
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Impairment loss
Real estate held for sale	$77,211	$25,619	$11,334
Real estate held for investment	280,418	19,668	57
Intangible assets—lease intangibles	12,744	—	—
Intangible assets—investment management contracts	147,429	59,073	320
Intangible assets—customer relationships	10,109	—	—
Intangible assets—trade name	59,464	—	—
Equity method earnings	61,182	6,774	—
Impairment is discussed in Note 6 for loans receivable, Note 7 for equity method investments and Note 9 for goodwill and investment management intangible assets.

Real Estate Held For Sale—At December 31, 2018, real estate held for sale carried at fair value consisted primarily of properties in the European portfolio, valued using either broker price opinions, or a combination of market information, including third-party appraisals and indicative selling prices, adjusted as deemed appropriate by management to account for the inherent risk associated with the properties, and net of 5% selling cost, classified as Level 3.
Other significant real estate held for sale carried at fair value at December 31, 2018 comprised of certain hotels in the hospitality segment for which the Company previously held a long term hold strategy but in the third quarter of 2018, adopted a sales strategy. The majority of these hotels were classified as held for sale in the fourth quarter of 2018. Impairment was mostly recorded when the hotels were classified as held for investment, based on broker price opinions and net of 3% selling cost, classified as Level 3.
Additionally, real estate held for sale carried at fair value at December 31, 2018 include multi tenant office buildings and certain hotels in the THL Hotel Portfolio. These properties were valued based on either broker quotes, classified as Level 3, or auction prices or contracted sales prices, classified as Level 2, and in all cases, net of 1.5% or 2% selling costs.
At December 31, 2017, real estate held for sale carried at fair value were made up of properties in the healthcare and European portfolios as well as foreclosed properties.
Real Estate Held For Investment—At December 31, 2018, real estate held for investment carried at fair value consisted of $282.4 million of healthcare properties that were impaired in the fourth quarter of 2018, driven by shorter hold periods. In the fourth quarter of 2018, the Company reassessed the hold period on its healthcare properties, taking into consideration the Company's ability to refinance the related debt with upcoming maturities. The Company considered the possibility of shorter hold periods to be an indicator of impairment, among other factors. For properties for which indicators of impairment were identified, the Company compared their carrying values to the undiscounted future net cash flows expected to be generated by these properties over their hold periods, with terminal values estimated based on indicative capitalization rates, adjusted as appropriate for risk characteristics of each property. In performing this analysis, the Company considered the likelihood of possible outcomes under various hold period scenarios depending on its ability to refinance the related debt and applied a probability-weighted approach to different hold periods for each property. For properties where carrying value exceeded undiscounted future net cash flows, the carrying value was determined to not be recoverable. Fair values were estimated for these properties based on the income capitalization approach, using net operating income for each property and applying capitalization rates ranging from 5.5% to 11%. Impairment was measured as the excess of carrying value over fair value, totaling $212.0 million. As the impairment assessment involved subjectivity and judgment, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.
Other significant real estate held for investment carried at fair value at December 31, 2018 pertained to certain healthcare properties and THL Hotel Portfolio that were damaged by hurricanes or fire in 2017, and further impaired in 2018, with impairment based on estimates from insurance appraisers.
At December 31, 2017, impaired real estate held for investment also included properties in the European portfolio which have mostly been transferred to held for sale or sold in 2018, as well as certain RIDEA properties that were converted into net lease properties in the healthcare segment.
Lease Intangible Assets—These represent lease intangibles that were evaluated and impaired in connection with the related healthcare properties that were impaired in the fourth quarter of 2018, consisting predominantly of above-market leases.

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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,667,892	$1,667,892	$1,659,217
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	547,300	13,095	—	560,395	612,150
Secured debt	—	—	9,218,692	9,218,692	9,228,721
Junior subordinated debt	—	—	169,619	169,619	199,086
December 31, 2017
Assets
Loans at amortized cost	$—	$—	$3,232,301	$3,232,301	$3,178,339
Liabilities
Debt at amortized cost
Corporate credit facility	—	50,000	—	50,000	50,000
Convertible and exchangeable senior notes	608,491	13,979	—	622,470	610,331
Secured and unsecured debt	—	—	9,703,680	9,703,680	9,622,175
Securitization bonds payable	—	132,815	169,908	302,723	303,709
Junior subordinated debt	—	—	216,316	216,316	197,053
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
Debt—Fair value of convertible notes was determined using the last trade price in active markets. Fair value of exchangeable notes was determined based on unadjusted quoted prices in a non-active market. Fair values of the corporate credit facility and secured and unsecured debt were estimated by discounting expected future cash outlays at interest rates currently available to the Company for instruments with similar terms and remaining maturities; and such fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data. Fair value of securitization bonds payable was based on quotations from brokers or financial institutions that act as underwriters of the securitized bonds.
Other—The carrying values of cash, due from and to affiliates, other receivables and other payables approximate fair value due to their short term nature, and credit risk, if any, are negligible.
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

The noncontrolling interests in OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities of OP represent substantially all of the total consolidated assets and liabilities of the Company.
Securitizations
The Company previously securitized loans receivable and CRE debt securities using VIEs. Upon securitization, the Company had retained beneficial interests in the securitization vehicles, usually in the form of equity tranches or subordinate securities. The Company also acquired securities issued by securitization trusts that are VIEs. The securitization vehicles were structured as pass-through entities that receive principal and interest on the underlying mortgage loans and debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities were transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles did not have any recourse to the general credit of the Company and its other subsidiaries.
Consolidated Securitizations—Prior to June 30, 2018, the Company consolidated securitization trusts for which it had a retained interest and for which it acted as special servicer or collateral manager or otherwise, its interest in the trust may have become the controlling class or directing holder. As special servicer, the Company had the power to direct activities during the loan workout process on defaulted and delinquent loans. As collateral manager of certain N-Star CDOs, the Company had the power to invest in additional or replacement collateral during the investment period and subsequent to the investment period, had the power to identify an asset as distressed or credit risk and sell certain distressed collateral. As directing holder or controlling class representative, the Company had the right to appoint or remove the third party special servicer. As a result, the Company's role as special servicer, collateral manager or as controlling class or directing holder provided the Company with the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, and together with the interests previously retained by the Company in the securitization vehicles, the Company was deemed to be the primary beneficiary and consolidated these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and were accounted for as secured financing with the underlying mortgage loans and debt securities pledged as collateral.
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
The Company’s exposure to the obligations of its previously consolidated securitization vehicles was generally limited to its investment in these entities, which was $490.1 million at December 31, 2017. The Company was not obligated to provide any financial support to these securitization vehicles, although it could, in its sole discretion, provide support such as protective and other advances as it deemed appropriate. The Company did not provide any such financial support to these securitization vehicles in 2018 prior to their deconsolidation nor in 2017.
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO equity and CDO bonds, which aggregate to $67.5 million at December 31, 2018 and $102.2 million at December 31, 2017.

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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund where it has more than insignificant equity interest in the fund as general partner during the early stages of the fund while additional third party capital is being raised. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $13.2 million at December 31, 2018 and $10.2 million at December 31, 2017. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $117.3 million at December 31, 2018 and $6.9 million at December 31, 2017, included within investments in unconsolidated ventures on the consolidated balance sheets.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 12). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at December 31, 2018 and 2017, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
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

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2015	25,030	163,777	801
Repurchase of preferred stock (1)	(964)	—	—
Contribution of preferred stock to an affiliate (1)	964	—	—
Shares issued upon redemption of OP units	—	1,370	—
Conversion of class B to class A common stock	—	31	(31)
Equity-based compensation, net of forfeitures	—	1,478	—
Shares canceled for tax withholding on vested stock awards	—	(216)	—
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (2)	39,466	392,120	—
Issuance of preferred stock	26,400	—	—
Redemption of preferred stock	(25,432)	—	—
Shares canceled (3)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,684	—
Conversion of class B to class A common stock	—	34	(34)
Repurchase of common stock	—	(23,371)	—
Exchange of notes for class A common stock	—	233	—
Equity-based compensation, net of forfeitures	—	8,096	—
Redemption of restricted stock units	—	775	—
Shares canceled for tax withholding on vested stock awards	—	(428)	—
Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units (4)	—	2,074	—
Shares issued for settlement of contingent consideration—Internalization (Note 14)	—	15	40
Conversion of class B to class A common stock	—	42	(42)
Repurchase of common stock	—	(61,418)
Equity-based compensation, net of forfeitures	—	3,394	—
Shares canceled for tax withholding on vested stock awards	—	(3,359)	—
Shares outstanding at December 31, 2018	57,464	483,347	734
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

(4)
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

The table below summarizes the preferred stock issued and outstanding at December 31, 2018:

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
During the year ended December 31, 2018, the Company repurchased 61,417,755 shares of its class A common stock, at an aggregate cost of approximately $350.1 million (excluding commissions), or a weighted-average price of $5.70 per share.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the years ended December 31, 2018 and 2017.
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

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$—	$(245)	$(42,125)	$23,948	$(18,422)
Other comprehensive income (loss) before reclassifications	131	(112)	7	(34,234)	21,123	(13,085)
Amounts reclassified from AOCI	(46)	—	197	(67)	(686)	(602)
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	5,450	(22,014)	41	124,846	(68,581)	39,742
Amounts reclassified from AOCI	81	36,544	—	(2,489)	5,547	39,683
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	(1,785)	(16,238)	(91)	(46,183)	34,113	(30,184)
Amounts reclassified from AOCI	—	(3,951)	—	6,870	(8,446)	(5,527)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2015	$—	$(149)	$51	$(1)	$(99)
Other comprehensive income (loss) before reclassifications	(527)	—	(56,479)	12,669	(44,337)
Amounts reclassified from AOCI	—	149	(785)	(870)	(1,506)
AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	97,840	(10,659)	88,162
Amounts reclassified from AOCI	(454)	—	(1,679)	1,988	(145)
AOCI at December 31, 2017	$—	—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(390)	(39,621)	8,696	(31,315)
Amounts reclassified from AOCI	—	—	73	(2,179)	(2,106)
AOCI at December 31, 2018	$—	$(390)	$(600)	$9,644	$8,654
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Year Ended December 31,				Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2018	2017		2016
Realized gain (loss) on marketable securities	$10,100	$(5,285)		$46	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(6,149)	(31,259)		—	Other gain (loss), net
Deconsolidation of N-Star CDO	(2,596)	—	—	—	Other gain (loss), net
Unrealized gain on ineffective cash flow hedge	—	—		(197)	Other gain (loss), net
Release of cumulative translation adjustments	(6,870)	2,489		67	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	1,454	(1,829)		634	Other gain (loss), net
Realized gain (loss) on net investment hedges	6,992	(3,718)		52	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	(81)		—	Earnings from investments in unconsolidated ventures

17. Noncontrolling Interests
Redeemable Noncontrolling Interests
This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company beginning in August 2017, and in Townsend for the period from January 10, 2017 through December 29, 2017, the date the Company sold its interest in Townsend. In connection with the Townsend sale, $20.0 million of the consideration received was allocated to certain members of Townsend management and the noncontrolling interests in Townsend were fully redeemed.
The following table presents a summary of changes in redeemable noncontrolling interests:

	Year Ended December 31,
(In thousands)	2018	2017
Beginning balance	$34,144	$—
Assumed through the Merger	—	78,843
Assumed through consolidation of sponsored private fund	—	24,763
Contributions	354	8,550
Distributions and redemptions	(21,405)	(100,830)
Net income (loss)	(3,708)	23,543
Currency translation adjustment and other	—	(725)
Ending balance	$9,385	$34,144
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture parties.
The Company's investment in the real estate portfolio of its industrial segment is made alongside third party limited partners through a joint venture consolidated by the Company. Over time, additional capital contributions from limited partners reduce the Company's ownership interest in the joint venture. New limited partners are admitted at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions. For the years ended December 31, 2018 and 2017, the difference between contributions received and the limited partners' share of the joint venture resulted in an increase to additional paid-in capital of $34.1 million and $21.8 million, respectively.
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
For the year ended December 31, 2018, the Company redeemed 2,870,422 OP Units, of which 2,074,457 OP Units were redeemed in exchange for an equal number of shares of class A common stock on a one-for-one basis, and 795,965 OP Units were redeemed in exchange for cash of $4.8 million to satisfy the tax obligations of OP unitholders. The redemptions included 1.0 million OP Units issued for settlement of the contingent consideration in connection with the Internalization (Note 14).
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
Net income generated from operations of these held for sale asset groups is presented below. There were no discontinued operations during the year ended December 31, 2016.

	Year Ended December 31,
(In thousands)	2018	2017
Revenues
Property operating income	$1,186	$43,269
Other income	—	2,352
Expenses
Property operating expenses	1,159	20,530
Interest expense	—	9,028
Loss on sale of real estate assets	—	2,108
Other expenses	129	400
Net income (loss) from discontinued operations	(102)	13,555
Income tax expense	—	—
Net income (loss) from discontinued operations after tax	(102)	13,555
Net income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(45)	427
Noncontrolling interests in Operating Company	(4)	31
Net income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(53)	$13,097

19. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net income (loss) allocated to common stockholders
Income (loss) from continuing operations	$(495,073)	$(78,168)	$290,726
Income (loss) from discontinued operations	(102)	13,555	—
Net income (loss)	(495,175)	(64,613)	290,726
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	3,708	(23,543)	—
Investment entities	(67,994)	(129,996)	(163,084)
Operating Company	39,854	20,261	(12,324)
Net income (loss) attributable to Colony Capital, Inc.	(519,607)	(197,891)	115,318
Preferred stock redemption	3,995	(4,530)	—
Preferred dividends	(117,097)	(130,672)	(48,159)
Net income (loss) attributable to common stockholders	(632,709)	(333,093)	67,159
Net income allocated to participating securities	(2,504)	(9,168)	(2,293)
Net income (loss) allocated to common stockholders—basic	(635,213)	(342,261)	64,866
Interest expense attributable to convertible notes (1)	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(635,213)	$(342,261)	$64,866
Weighted average common shares outstanding (2)
Weighted average number of common shares outstanding—basic	496,993	532,600	164,570
Weighted average effect of dilutive shares (1)(3)(4)	—	—	—
Weighted average number of common shares outstanding—diluted	496,993	532,600	164,570
Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.28)	$(0.66)	$0.39
Income from discontinued operations	—	0.02	—
Net income (loss) attributable to common stockholders per basic common share	$(1.28)	$(0.64)	$0.39
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.28)	$(0.66)	$0.39
Income from discontinued operations	—	0.02	—
Net income (loss) attributable to common stockholders per diluted common share	$(1.28)	$(0.64)	$0.39
__________

(1)
For the years ended December 31, 2018, 2017 and 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $28.6 million, $28.9 million and $27.3 million of interest expense, respectively, and 38,112,100, 38,564,400 and 36,582,700 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
As a result of the Merger, each outstanding share of common stock of Colony was exchanged for 1.4663 of newly issued common shares of the Company. Accordingly, the historical share counts used to calculate the weighted average number of shares post-Merger reflect the exchange ratio of 1.4663 applied to shares outstanding prior to the Closing Date.

(3)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 571,500, 534,100 and 0 for the years ended December 31, 2018, 2017 and 2016, as well as the weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 21) of 532,900 for the year ended December 31, 2018, as the effect would be antidilutive.

(4)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At December 31, 2018, 2017 and 2016, there were 31,358,500, 32,282,500 and 30,296,100 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

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

On December 29, 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger. Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with Colony Credit. On April 30, 2018, the Company combined NorthStar Securities, LLC ("NorthStar Securities"), the Company's captive broker-dealer platform that raises capital in the retail market, with a third party joint venture partner, S2K Financial Holdings, LLC ("S2K") to form Colony S2K Holdings, LLC ("Colony S2K"). Colony S2K distributes current and future investment products sponsored by the Company and S2K as well as third party sponsored products. Beginning in May 2018, the Company's share of income and expense from Colony S2K is reflected as earnings from investments in unconsolidated ventures.
The Company's fee income is earned from the following sources:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Institutional funds	$56,002	$60,988	$67,731
Non-traded REITs	29,597	88,081	—
Public companies (Colony Credit, NRE)	65,258	14,003	—
Broker-dealer, Townsend and other clients	964	57,717	—
	$151,821	$220,789	$67,731
The following table presents the Company's fee income by type:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Base management fees ($137,762, $165,436 and $63,212 from affiliates, respectively)	$138,784	$183,838	$63,212
Asset management fees—from affiliates	2,078	3,069	4,519
Acquisition and disposition fees—from affiliates	1,922	16,237	—
Incentive fees ($5,445, $172, $0 from affiliates, respectively)	5,445	1,043	—
Other fee income ($3,389, $0 and $0 from affiliates, respectively)	3,592	16,602	—
Total fee income	$151,821	$220,789	$67,731
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs, and investment companies, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•
Non-Traded REITs—1% to 1.25% per annum of gross assets for NorthStar/RXR NY Metro (through its liquidation in October 2018) and for NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination), as well as 1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare. Effective January 1, 2018, $2.5 million per quarter of base management fee for NorthStar Healthcare will be paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution);

•
NRE—a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion. Prior to 2018, it was a fixed fee of $14.2 million per annum, subject to increase by an amount equal to 1.5% per annum of certain provisions in accordance with terms set out in its governing agreement. The management agreement had provided for the Company's management of NRE through at least January 1, 2023. On November 7, 2018, NRE and the Company reached an agreement to terminate the management agreement upon a sale of NRE or, if no sale is consummated, upon internalization of the management of NRE. Such termination will result in a termination payment to the Company of $70 million, less any incentive fees. The strategic review committee of NRE's board of directors is in the process of evaluating strategic alternatives to maximize NRE's shareholder value, which includes the potential sale of NRE; and

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
Acquisition and Disposition Fees—The Company earns an acquisition fee of 1% of the amount funded or allocated to originate or acquire an investment by NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination) and a disposition fee of 1% to 2% of the contractual sales price for disposition of an investment by NorthStar I and NorthStar II (through January 31, 2018 upon closing of the Combination) and by NorthStar Healthcare (through December 31, 2017 following an amendment to its advisory agreement).
Incentive Fees—The Company may earn incentive fees from NRE and Colony Credit (and in 2017, from Townsend segregated mandate accounts). Incentive fees are determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles, with such thresholds varying across investment vehicles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals, certain other employees and former employees of the Company, included in carried interest and incentive fee compensation expense.
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

In connection with this arrangement, certain AHI employees were granted equity awards for a fixed dollar amount with a variable number of shares, classified as a liability award. The outstanding award to certain AHI employees did not vest in the Merger. In March 2017, $1.0 million or the equivalent of 70,261 shares of class A common stock were issued in settlement of the equity award to certain AHI employees, and the corresponding $1.0 million outstanding liability was relieved. This was a non-employee award, with equity-based compensation recorded in earnings from investments in unconsolidated ventures on the consolidated statement of operations
Pursuant to a separate contractual arrangement entered into in connection with the investment in AHI, the AHI principals, subject to certain annual performance targets being met, are also entitled to incremental grants of the Company's common stock, which will vest immediately upon issuance. As of December 31, 2018, no incremental awards have been granted.
NRF Incentive Plan
Upon consummation of the Merger, the Company assumed the following outstanding non-employee stock awards that were previously issued under NRF’s Third Amended and Restated 2004 Omnibus Stock Incentive Plan (the "NRF Incentive Plan"), and which continue to be governed by the terms of the NRF Incentive Plan subsequent to the Merger.
Healthcare Partnership—In January 2014, NRF entered into a partnership with James F. Flaherty, III, with the intention of expanding the Company’s healthcare business (“Healthcare Partnership”). In connection with this arrangement, Mr. Flaherty was granted NRF restricted stock units ("RSUs"), which upon the spin-off of NSAM from NRF in July 2014, were adjusted to also relate to an equal number of units of NSAM RSUs, and continue to be governed by the NRF Incentive Plan. This RSU award did not vest by its terms in connection with the consummation of the Merger and was converted into the right to receive an award in the same form for that number of units of the Company's RSU, after giving effect to the relevant Merger exchange ratios. As a non-employee award, the RSUs were remeasured each period end based on the closing price of the Company's class A common stock as of such period end, with related equity-based compensation cost recorded in investment and servicing expense on the consolidated statement of operations and in equity on the consolidated balance sheet. In September 2017, the RSU award was fully vested upon the occurrence of a vesting event under the terms of the applicable award agreement.
CLNY Equity Incentive Plan
Following the Merger, the Company adopted the NSAM 2014 Stock Plan as the Company's successor equity incentive plan and named such plan the Colony NorthStar 2014 Omnibus Stock Incentive Plan, thereafter renamed Colony Capital 2014 Omnibus Stock Incentive Plan in June 2018 (the "CLNY Equity Incentive Plan"). The CLNY Equity Incentive Plan provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards. Shares reserved for the issuance of awards under the CLNY Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2018, an aggregate of 44.7 million shares of the Company's class A common stock were reserved for the issuance of awards under the CLNY Equity Incentive Plan.
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
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. Following the end of the measurement period for the PSUs, the recipient of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock relative to that of a specified peer group over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs who terminate after the first anniversary of the PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based on achievement of the total shareholder return metric otherwise applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period. In February 2019, the PSUs issued in 2018 were modified to, among other things, reduce the potential maximum number of shares of the Company’s class A common stock to be issued upon final vesting from 200% to 125% of the number of PSUs granted. This modification is not expected to have a material impact on the Company’s financial condition or results of operations.
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

Equity-based compensation expense is included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Compensation expense (including $270, $0 and $0 amortization of fair value of dividend equivalent right)	$41,876	$149,820	$13,638
Earnings from investments in unconsolidated ventures	—	61	—
Investment and servicing expense	—	4,070	—
	$41,876	$153,951	$13,638
Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2017	9,149,516	3,506,387	78,267	—	12,734,170	$—	$14.53
Granted	3,605,137	—	263,506	2,138,858	6,007,501	5.09	6.19
Vested	(7,121,545)	(3,506,387)	(158,639)	—	(10,786,571)	—	14.27
Forfeited	(211,018)	—	—	(94,909)	(305,927)	5.09	11.42
Unvested shares and units at December 31, 2018	5,422,090	—	183,134	2,043,949	7,649,173	$5.09	$9.39
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period. No PSUs were granted during 2017 and 2016.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $111.2 million, $31.9 million and $9.9 million for the year ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $35.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Awards Granted by Managed Companies
In March 2018, NRE and Colony Credit issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). NRE awards generally have similar terms as the Company's stock awards, except that the NRE performance stock units measure NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees are entitled to receive shares of NRE common stock if service conditions and/or market conditions are met. Colony Credit awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. Generally, the Company then grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants are made at the discretion of the Company, and the Company may consult with the board of directors or compensation committees of the respective managed companies as to final allocation of awards to its employees.
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
Equity-based compensation expense recognized in relation to managed company awards was $9.6 million for the year ended December 31, 2018. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 22). At December 31, 2018, aggregate unrecognized compensation cost for unvested managed company awards was $14.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.
22. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Due from Affiliates
Investment vehicles and unconsolidated ventures
Fee income	$34,429	$19,366
Cost reimbursements and recoverable expenses	10,754	30,749
Employees and other affiliates	596	1,403
	$45,779	$51,518
Due to Affiliates
Investment vehicles and unconsolidated ventures	$—	$2,884
Employees	—	20,650
	$—	$23,534
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
Cost reimbursements, included in other income, were as follows. These amounts include $4.0 million for the year ended December 31, 2018 of costs incurred by the Company and reimbursed by its managed private funds that are presented gross on the consolidated statement of operations beginning in 2018 pursuant to the new revenue recognition guidance (Note 2).

	Year Ended December 31,
(In thousands)	2018	2017	2016
Retail companies	$4,672	$19,545	$—
Public companies—NRE and Colony Credit	10,747	—	—
Private funds and other	9,198	3,779	4,296
Equity awards of NRE and Colony Credit (Note 21)	10,078	—	—
Townsend	—	2,306	—
	$34,695	$25,630	$4,296
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

NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At December 31, 2018 and 2017, there were no outstanding advances under the revolving credit facility.
Liquidating Trust—In connection with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management services agreement with the liquidating trust that holds the NorthStar I Retained Asset (as discussed in Note 4). The Company was engaged as an advisor to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services to the liquidating trust on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust, amounting to $1.0 million for the year ended December 31, 2018.
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
Healthcare Partnership—The Healthcare Partnership was previously formed by NRF with the intention of expanding the Company’s healthcare business (see Note 21). The Healthcare Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. To date, no incentive fees have been earned by the Healthcare Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in AHI, through a joint venture with the principals of AHI and Mr. Flaherty (see Note 21). AHI had previously provided certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare. The management agreement with AHI was terminated effective October 2018. For the years ended December 31, 2018 and 2017, the Company incurred property management fees and sub-advisory fees to AHI totaling $4.1 million and $4.8 million, respectively.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the years ended December 31, 2018 and 2017 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
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
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At December 31, 2018 and 2017, such investments amounted to $5.7 million and $4.8 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the consolidated balance sheet. Their share of net income was $0.4 million for the year ended December 31, 2018 and was immaterial in 2017.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.7 million, $1.9 million and $0.9 million for personal flights taken during the years ended December 31, 2018, 2017 and 2016, respectively.
23. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and non-U.S. jurisdictions, primarily in Europe. The Company's current primary sources of income subject to tax are income from its investment management business, operations of its hotel and healthcare portfolios as well as real estate and loan investments in Europe.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recognized a provisional amount of $24.9 million relating to the effects of the tax rate change on our existing deferred tax balances, which is included as a component of income tax benefit. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal corporate income tax purposes. During the fourth quarter of 2018, the Company completed its analysis of the Tax Cuts and Jobs Act, which resulted in the recognition of an additional $2.2 million of income tax benefit relating to the effects of the tax rate change on the Company's existing deferred tax balances.
Income Tax Benefit (Expense)

	Year ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$2,881	$(20,316)	$(2,720)
State and local	1,168	(3,606)	(1,436)
Foreign	(13,698)	(16,138)	(8,244)
Total current tax benefit (expense)	(9,649)	(40,060)	(12,400)
Deferred
Federal	64,962	110,711	6,214
State and local	1,320	18,235	(713)
Foreign	3,148	9,513	2,117
Total deferred tax benefit	69,430	138,459	7,618
Total income tax benefit (expense)	$59,781	$98,399	$(4,782)
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities.
Through the Merger, the Company assumed approximately $218.2 million of deferred tax liabilities as well as deferred tax assets which were fully reserved with a valuation allowance of $31.9 million.
Valuation allowances are established against net operating losses and capital losses when it is more likely than not that these carry forward losses will not be utilized. As of December 31, 2018, the Company believes that it is more likely than not that the carry forward net operating losses on certain hotel portfolios will be utilized prior to their expiration based on the Company’s reassessment of expected future profitability on these portfolios, therefore the related valuation allowance that was previously established of $10.7 million was released in 2018.

The components of deferred tax assets and deferred tax liabilities arising from temporary differences were as follows.

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets
Net operating and capital loss carry forwards (1)	$56,609	$30,019
Equity-based compensation	17,162	28,071
Basis difference—investment in partnerships	7,745	—
Foreign tax credits (2)	892	1,682
Straight-line and prepaid rent expense	7,850	3,601
Deferred income	—	1,932
Deferred interest expense	472	1,924
Other	2,904	7,947
Gross deferred tax assets	93,634	75,176
Valuation allowance (3)	(22,062)	(23,852)
Deferred tax assets, net of valuation allowance	71,572	51,324
Deferred tax liabilities
Management contract intangibles	33,693	90,605
Basis difference—investment in partnerships	—	5,822
Basis difference—real estate	63,901	68,687
Deferred income	1,263	—
Other	108	1,643
Gross deferred tax liabilities	98,965	166,757
Net deferred tax liability	$(27,393)	$(115,433)
__________

(1)
At December 31, 2018 and 2017, deferred tax asset was recognized on net operating losses of $251.2 million and $121.3 million, respectively. Net operating losses attributable to U.S. federal and state, where applicable, generally begin to expire in 2030, or can be carried forward indefinitely. Net operating losses attributable to foreign operations can generally be carried forward indefinitely.

(2)	Foreign tax credits expire beginning 2026.

(3)	The ending balance of the valuation allowance at December 31, 2017 reflects a $12.3 million reduction resulting from the impact of the Tax Cuts and Jobs Act.
Effective Income Tax
The Company's income tax benefit varied from the amount computed by applying the statutory income tax rate to income from continuing operations before income taxes. Income tax expense associated with income from discontinued operations was immaterial. A reconciliation of the statutory U.S. income tax to the Company's effective income tax is presented as follows:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Income (loss) from continuing and discontinued operations before income taxes	$(554,956)	$(163,012)	$295,508
Pre-tax income attributable to pass-through subsidiaries	312,939	(89,104)	(306,644)
Pre-tax loss attributable to taxable subsidiaries	(242,017)	(252,116)	(11,136)
Federal tax benefit at statutory tax rate (21%, 35% and 35%, respectively)	50,824	88,241	3,365
State and local income taxes, net of federal income tax benefit	10,983	9,380	88
Foreign income tax differential	(3,533)	6	(5,441)
Nondeductible expenses	(4,648)	(20,372)	(1,128)
Excess inclusion income tax expense	—	—	(1,311)
Valuation allowance, net	2,874	(3,555)	(692)
Impact of Tax Cuts and Jobs Act	2,190	24,908	—
Other	1,091	(209)	337
Income tax benefit (expense)	$59,781	$98,399	$(4,782)
Tax Examinations
The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2015.

24. Commitments and Contingencies
Lease Commitments
Office Leases—The Company leases office space under noncancelable operating leases. The lease agreements require minimum rent payments and reimbursement of operating expenses incurred by the landlord, subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $10.5 million, $13.7 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future contractual minimum rental payments for office leases at December 31, 2018 are as follows:

Year Ending December 31,	(In thousands)
2019	$9,380
2020	9,007
2021	8,617
2022	7,602
2023	7,045
2024 and thereafter	29,615
Total	$71,266
Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million, as discussed in Notes 3 and 14.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of December 31, 2018, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
25. Segment Reporting
The Company conducts its business through the following six reportable segments:

•
Healthcare—The Company's healthcare segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which effectively allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.

•
Industrial—The Company's industrial segment is composed of and primarily invests in light industrial assets throughout the U.S. that serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. These properties are generally multi-tenant warehouses that are less than 250,000 square feet.

•
Hospitality—The Company's hospitality portfolio is composed of primarily extended stay and select service hotels located mainly in major metropolitan and high-demand suburban markets in the U.S., with the majority affiliated with top hotel brands such as Marriott and Hilton.

•
CLNC—This represents the Company's investment in Colony Credit, a commercial real estate credit REIT with a diverse portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net lease properties primarily in the U.S.

•
Other Equity and Debt—The Company's other equity and debt segment consists of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Strategic investments include investments for which the Company acts as a general partner and/or manager (“GP Co-Investments”) and receives various forms of investment management economics on related third-party capital. Non-strategic investments are composed of those investments the Company does not intend to own for the long term including other real estate equity, real estate debt, and net leased assets, among other holdings.

•
Investment Management—The Company's investment management business raises, invests and manages funds on behalf of a diverse set of institutional and individual investors, for which the Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2018
Total revenues	$592,455	$290,956	$849,513	$—	$739,167	$183,946	$9,239	$2,665,276
Property operating expenses	271,166	83,003	563,453	—	316,037	—	—	1,233,659
Interest expense	194,898	42,713	153,395	—	150,032	—	54,513	595,551
Depreciation and amortization	164,389	129,104	144,528	—	99,525	28,653	6,207	572,406
Provision for loan losses	213	—	—	—	42,821	—	—	43,034
Impairment loss	217,524	948	72,469	—	79,432	217,850	—	588,223
Gain on sale of real estate	—	7,633	—	—	159,598	—	—	167,231
Equity method earnings (losses)	—	—	—	(65,366)	99,400	(43,435)	—	(9,401)
Equity method earnings—carried interest	—	—	—	—	—	19,961	—	19,961
Income tax benefit (expense)	(4,991)	(40)	9,875	—	(4,298)	59,030	205	59,781
Income (loss) from continuing operations	(283,516)	26,749	(90,581)	(65,366)	268,870	(128,255)	(222,974)	(495,073)
Loss from discontinued operations	—	—	—	—	(102)	—	—	(102)
Net income (loss)	(283,516)	26,749	(90,581)	(65,366)	268,768	(128,255)	(222,974)	(495,175)
Net income (loss) attributable to Colony Capital, Inc.	(199,277)	4,246	(82,798)	(61,457)	143,065	(120,286)	(203,100)	(519,607)

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2017
Total revenues	$613,169	$243,172	$815,831	$—	$873,046	$244,654	$6,862	$2,796,734
Property operating expenses	274,528	67,196	537,884	—	233,901	—	—	1,113,509
Interest expense	185,256	38,566	134,729	—	161,993	—	54,278	574,822
Depreciation and amortization	183,897	109,265	133,269	—	128,942	56,616	5,790	617,779
Provision for loan losses	1,588	—	—	—	18,153	—	—	19,741
Impairment loss	14,375	44	—	—	30,867	375,074	—	420,360
Gain on sale of real estate	—	24,612	—	—	112,758	—	—	137,370
Equity method earnings	—	—	—	—	265,079	20,072	—	285,151
Income tax benefit (expense)	(5,639)	(2,252)	(2,779)	—	(3,950)	111,205	1,814	98,399
Income (loss) from continuing operations	(64,767)	37,497	(9,863)	—	567,752	(170,168)	(438,619)	(78,168)
Income from discontinued operations	—	—	—	—	995	—	12,560	13,555
Net income (loss)	(64,767)	37,497	(9,863)	—	568,747	(170,168)	(426,059)	(64,613)
Net income (loss) attributable to Colony Capital, Inc.	(51,428)	12,537	(9,199)	—	426,052	(182,038)	(393,815)	(197,891)
Year Ended December 31, 2016
Total revenues	$—	$196,357	$—	$—	$569,780	$68,331	$4,389	$838,857
Property operating expenses	—	55,924	—	—	62,537	—	—	118,461
Interest expense	—	44,834	—	—	80,503	—	44,746	170,083
Depreciation and amortization	—	88,854	—	—	63,480	14,767	4,581	171,682
Provision for loan losses	—	—	—	—	35,005	—	—	35,005
Impairment loss	—	407	—	—	10,990	320	—	11,717
Gain on sale of real estate	—	2,888	—	—	70,728	—	—	73,616
Equity method earnings	—	—	—	—	97,188	2,187	—	99,375
Income tax benefit (expense)	—	(586)	—	—	(10,143)	6,608	(661)	(4,782)
Net income (loss)	—	(3,003)	—	—	431,903	21,229	(159,403)	290,726
Net income (loss) attributable to Colony Capital, Inc.	—	(911)	—	—	226,202	17,903	(127,876)	115,318
Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2018
Total assets	$5,395,550	$3,185,906	$3,980,988	$1,037,754	$6,371,999	$1,983,911	$259,141	$22,215,249
Equity method investments	—	—	—	1,037,754	1,054,295	194,304	3,742	2,290,095
December 31, 2017
Total assets	$5,813,552	$2,810,135	$4,094,596	$—	$9,251,963	$2,714,840	$100,564	$24,785,650
Equity method investments	—	—	—	—	1,315,670	207,642	3,742	1,527,054

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total income by geography:
United States	$2,311,230	$2,741,862	$732,928
Europe	329,609	310,783	194,923
Other	302	3,610	6,083
Total (1)	$2,641,141	$3,056,255	$933,934

(In thousands)	December 31, 2018	December 31, 2017
Long-lived assets by geography:
United States	$12,454,871	$13,244,197
Europe	1,600,623	1,749,282
Total (2)	$14,055,494	$14,993,479
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, real estate related intangible assets, and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets.

26. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$507,495	$452,726	$118,365
Cash paid for income taxes, net of refunds	14,476	53,017	7,190
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$84,013	$188,202	$65,972
Net assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed (Note 4)	936,547	—	—
Redemption of OP Units for common stock	29,034	22,831	18,571
Improvements in operating real estate in accrued and other liabilities	2,249	18,221	—
Deconsolidation of net assets of securitization trusts (Note 15)	131,386	—	—
Increase in contributions receivable from noncontrolling interests	29,721	—	—
Assets held for sale contributed to equity method investee	20,350	—	—
Deferred tax liabilities assumed by buyer of related real estate	26,629	—	—
Debt assumed by buyer in sale of real estate	196,416	1,258,558	—
Foreclosures and exchanges of loans receivable for real estate	47,097	54,615	128,124
Share repurchase payable	7,567	—	—
Proceeds from loan repayments and asset sales held in escrow	19,425	27,426	—
Distributions payable to noncontrolling interests included in other liabilities	19,297	10,786	—
Net assets of investment entity deconsolidated, net of cash and restricted cash contributed	—	153,368	—
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	—	66,020	—
Assets acquired in Merger, net of cash and restricted cash assumed (Note 3)	—	16,684,675	—
Liabilities assumed in Merger (Note 3)	—	11,249,183	—
Noncontrolling interests assumed in Merger (Note 3)	—	592,690	—
Common stock issued for acquisition of NSAM and NRF (Note 3)	—	5,710,134	—
Preferred stock issued for acquisition of NRF (Note 3)	—	1,010,320	—

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net assets acquired in CPI restructuring, net of cash and restricted cash assumed (Note 3)	—	219,278	—
Net assets acquired in THL Hotel Portfolio, net of cash and restricted cash assumed (Note 3)	—	326,679	—
Net assets of sponsored fund consolidated, net of cash and restricted cash assumed (Note 15)	—	13,370	—
Contributions receivable from noncontrolling interests		25,501	—
Exchange of notes for class A common shares	—	3,279	—
Assets of consolidated securitization trust	—	58,296	—
Liabilities of consolidated securitization trust	—	56,928	—
Net settlement of redemption and investment in equity method investee	—	—	117,241
27. Subsequent Events
Common Stock Repurchase
Between January 1, 2019 and February 25, 2019, the Company repurchased 652,311 shares of its class A common stock at an aggregate cost of $3.2 million, excluding commissions, or a weighted average price of $4.84 per share. As of February 25, 2019, $246.7 million of the previously authorized $300 million was remaining in its stock repurchase program.
Acquisition of Real Estate
In February 2019, the Company acquired 54 buildings in its industrial segment (of which four buildings are under construction and expected to close over the next six months) at a purchase price of $1.16 billion, part of which includes the initiation of a new bulk industrial strategy that is expected to be complementary to, and synergistic with, the existing light industrial platform. In connection with the acquisition, the Company closed on a $500 million floating rate unsecured term debt and replaced the existing $400 million credit facility within its industrial segment with a $600 million facility that was $142 million drawn at closing. The combined financing is secured by the light industrial portfolio and is non-recourse to the Company. Separately, the Company also obtained a $235 million first mortgage debt secured by the bulk industrial portfolio.

COLONY CAPITAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017 and 2016

The following table summarizes the activities in the allowance for doubtful accounts established on all of the Company's receivable balances, including non-interest receivables from borrowers, receivables from tenants including base rents, expense reimbursements and straight-line rents, receivables from hotel guest and city ledgers, resident fees, and fees and other receivables from managed companies and funds. The balances include allowances on receivables related to held for sale properties.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at January 1	$6,869	$1,708	$1,786
Allowance for doubtful accounts	26,860	14,602	3,314
Charge-offs	(19,155)	(9,531)	(3,316)
Effect of changes in foreign exchange rates	(60)	90	(76)
Balance at December 31	$14,514	$6,869	$1,708

COLONY CAPITAL, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Healthcare
Assisted Living Facilities
Alabama	1	$4,540	$337	$2,583	$1,469	$337	$4,052	$4,389	$233	$4,156	2017
Arizona	1	8,998	536	14,434	1,234	536	15,668	16,204	851	15,353	2017
California	5	36,361	12,157	76,393	809	12,157	77,202	89,359	4,151	85,208	2017
Colorado	2	104,052	7,734	138,276	2,228	7,734	140,504	148,238	7,574	140,664	2017
Florida	2	725	419	303	—	419	303	722	51	671	2017
Georgia	1	7,227	516	14,220	314	516	14,534	15,050	853	14,197	2017
Illinois	23	161,951	9,433	289,465	6,289	9,433	295,754	305,187	16,235	288,952	2017
Indiana	9	25,835	7,170	26,900	100	7,170	27,000	34,170	1,826	32,344	2017
Kansas	1	6,128	915	12,105	(5,203)	915	6,902	7,817	768	7,049	2017
Massachusetts	5	9,900	1,346	1,523	198	1,346	1,721	3,067	182	2,885	2017
Minnesota	11	31,436	3,763	66,922	(27,784)	3,763	39,138	42,901	3,669	39,232	2017
North Carolina	8	99,712	11,656	151,555	297	11,656	151,852	163,508	8,141	155,367	2017
Nebraska	1	2,602	559	3,161	104	559	3,265	3,824	207	3,617	2017
Ohio	30	186,107	16,108	247,227	2,705	16,108	249,932	266,040	14,253	251,787	2017
Oklahoma	5	10,580	1,419	17,467	1,400	1,419	18,867	20,286	1,370	18,916	2017
Oregon	25	181,352	20,905	269,521	(2,254)	20,905	267,267	288,172	15,364	272,808	2017
South Carolina	1	16,183	1,105	17,975	238	1,105	18,213	19,318	1,022	18,296	2017
Tennessee	2	12,269	2,179	24,880	735	2,179	25,615	27,794	1,487	26,307	2017
Texas	8	119,707	18,144	138,400	4,495	18,144	142,895	161,039	8,422	152,617	2017
Washington	6	45,483	3,765	68,188	757	3,765	68,945	72,710	3,824	68,886	2017
United Kingdom	45	272,529	124,664	492,612	20,957	124,664	513,569	638,233	25,107	613,126	2017-2018
Hospitals
California	5	103,968	17,079	135,979	—	17,079	135,979	153,058	6,976	146,082	2017
Georgia	1	13,566	2,047	16,650	—	2,047	16,650	18,697	855	17,842	2017
Louisiana	1	11,993	1,591	13,991	—	1,591	13,991	15,582	713	14,869	2017
Missouri	3	31,264	3,586	22,684	—	3,586	22,684	26,270	1,209	25,061	2017
Oklahoma	1	11,499	536	15,954	—	536	15,954	16,490	811	15,679	2017
Texas	2	35,222	3,191	52,444	2,037	3,191	54,481	57,672	2,699	54,973	2017
Utah	1	14,464	2,151	7,073	—	2,151	7,073	9,224	374	8,850	2017
Medical Office Buildings
Alabama	2	31,466	—	56,271	(23,484)	—	32,787	32,787	3,116	29,671	2017
Arkansas	1	494	—	1,343	—	—	1,343	1,343	200	1,143	2017
California	2	20,908	5,708	33,859	982	5,708	34,841	40,549	2,139	38,410	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Colorado	6	37,735	8,330	57,631	1,578	8,330	59,209	67,539	4,001	63,538	2017
Florida	3	23,299	2,119	41,291	(5,226)	2,119	36,065	38,184	2,470	35,714	2017
Georgia	13	58,308	12,976	100,200	2,249	12,976	102,449	115,425	6,486	108,939	2017
Hawaii	1	8,175	519	14,030	4	519	14,034	14,553	732	13,821	2017
Idaho	1	22,459	—	30,473	—	—	30,473	30,473	1,769	28,704	2017
Illinois	6	63,246	9,809	97,777	43	9,809	97,820	107,629	6,018	101,611	2017
Indiana	27	178,317	18,106	297,968	(5,048)	18,106	292,920	311,026	19,388	291,638	2017
Louisiana	4	33,777	2,406	52,423	(5,421)	2,406	47,002	49,408	3,332	46,076	2017
Michigan	3	31,508	3,856	48,736	(9,680)	3,856	39,056	42,912	2,849	40,063	2017
Minnesota	2	6,828	1,144	9,348	126	1,144	9,474	10,618	598	10,020	2017
Mississippi	1	13,720	—	21,465	—	—	21,465	21,465	1,353	20,112	2017
New Mexico	3	14,751	—	16,344	173	—	16,517	16,517	1,772	14,745	2017
Ohio	5	48,534	5,036	99,147	(10,879)	5,036	88,268	93,304	5,865	87,439	2017
Oklahoma	2	11,865	—	18,382	—	—	18,382	18,382	1,114	17,268	2017
South Carolina	2	9,681	761	22,966	(5,174)	761	17,792	18,553	1,496	17,057	2017
Tennessee	2	11,342	449	20,215	(3,887)	449	16,328	16,777	1,201	15,576	2017
Texas	21	102,014	5,808	169,067	1,353	5,808	170,420	176,228	12,135	164,093	2017
Washington	1	22,470	998	47,052	89	998	47,141	48,139	2,647	45,492	2017
Skilled Nursing Facilities
Alabama	1	9,074	433	7,169	—	433	7,169	7,602	474	7,128	2017
Arizona	1	10,781	1,043	17,013	—	1,043	17,013	18,056	984	17,072	2017
California	2	19,987	1,936	37,612	—	1,936	37,612	39,548	4,646	34,902	2017
Florida	24	173,422	25,304	347,560	—	25,304	347,560	372,864	19,902	352,962	2017
Georgia	7	100,169	12,140	130,707	—	12,140	130,707	142,847	7,270	135,577	2017
Illinois	4	54,744	6,546	137,591	(62,141)	6,546	75,450	81,996	7,871	74,125	2017
Indiana	19	95,295	5,634	132,921	—	5,634	132,921	138,555	8,404	130,151	2017
Kentucky	1	8,979	362	17,493	3,084	362	20,577	20,939	1,195	19,744	2017
Louisiana	1	18,866	1,068	28,675	—	1,068	28,675	29,743	1,637	28,106	2017
Massachusetts	3	17,145	6,179	8,966	(960)	6,179	8,006	14,185	434	13,751	2017
Maryland	1	6,908	1,219	14,556	—	1,219	14,556	15,775	836	14,939	2017
Michigan	2	8,188	1,717	13,988	1	1,717	13,989	15,706	857	14,849	2017
North Carolina	1	5,735	286	10,549	—	286	10,549	10,835	622	10,213	2017
Oregon	6	26,190	4,330	38,024	(6,359)	4,330	31,665	35,995	2,238	33,757	2017
Pennsylvania	11	188,683	20,010	240,922	—	20,010	240,922	260,932	13,747	247,185	2017
Tennessee	4	40,869	4,236	62,156	2,975	4,236	65,131	69,367	3,545	65,822	2017
Virginia	8	50,168	7,650	88,135	—	7,650	88,135	95,785	5,124	90,661	2017
Washington	3	13,927	3,647	16,108	(1,263)	3,647	14,845	18,492	1,062	17,430	2017
	413	3,165,680	456,776	4,945,018	(115,740)	456,776	4,829,278	5,286,054	290,756	4,995,298

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Industrial
Atlanta	50	200,821	52,210	345,503	11,278	52,210	356,781	408,991	43,624	365,367	2014-2018
Austin	6	—	9,174	60,537	955	9,174	61,492	70,666	6,066	64,600	2014-2017
Chicago	25	—	29,857	116,251	7,549	29,857	123,800	153,657	19,082	134,575	2014
Dallas	59	192,007	69,662	335,274	11,673	69,662	346,947	416,609	44,688	371,921	2014-2018
Denver	8	38,689	14,253	60,415	4,359	14,253	64,774	79,027	7,565	71,462	2014-2017
Houston	8	21,446	20,934	109,946	2,980	20,934	112,926	133,860	13,147	120,713	2014-2017
Jacksonville	13	5,474	21,565	103,560	12,400	21,565	115,960	137,525	3,755	133,770	2017-2018
Kansas City	14	49,000	13,423	75,709	3,635	13,423	79,344	92,767	9,902	82,865	2014-2017
Las Vegas	8	—	24,553	77,093	11,394	24,553	88,487	113,040	2,670	110,370	2017-2018
Maryland-BWI	20	113,198	51,042	170,623	1,537	51,042	172,160	223,202	11,158	212,044	2015-2018
Minneapolis	13	102,755	23,064	130,113	6,258	23,064	136,371	159,435	19,831	139,604	2014-2016
New Jersey, Northern	10	—	20,133	70,432	812	20,133	71,244	91,377	1,645	89,732	2018
New Jersey, South / Philadelphia	24	58,852	34,023	135,624	4,680	34,023	140,304	174,327	22,618	151,709	2014-2017
Oakland	2	60,000	20,648	74,993	1,660	20,648	76,653	97,301	1,907	95,394	2018
Orlando	16	131,500	27,610	180,144	5,996	27,610	186,140	213,750	17,726	196,024	2014-2017
Phoenix	22	59,000	31,983	181,795	5,068	31,983	186,863	218,846	16,429	202,417	2014-2018
Salt Lake City	15	44,453	18,892	85,594	3,131	18,892	88,725	107,617	10,206	97,411	2014-2017
San Antonio	3	—	11,045	61,638	459	11,045	62,097	73,142	1,596	71,546	2018
St. Louis	8	—	8,813	43,702	3,140	8,813	46,842	55,655	7,403	48,252	2014
Tampa	4	—	4,278	32,138	2,317	4,278	34,455	38,733	5,505	33,228	2014
	328	1,077,195	507,162	2,451,084	101,281	507,162	2,552,365	3,059,527	266,523	2,793,004
Hospitality
Extended Stay
Arizona	1	12,861	1,897	15,843	249	1,897	16,092	17,989	1,146	16,843	2017
California	8	220,715	59,120	241,574	6,846	59,120	248,420	307,540	18,276	289,264	2017
Colorado	3	61,776	13,163	67,804	5,736	13,163	73,540	86,703	5,757	80,946	2017
Connecticut	2	25,056	3,454	30,231	1,498	3,454	31,729	35,183	2,356	32,827	2017
Florida	2	12,943	2,991	50,761	621	2,991	51,382	54,373	3,884	50,489	2017
Georgia	2	43,517	7,278	52,967	505	7,278	53,472	60,750	3,760	56,990	2017
Illinois	1	27,884	4,375	34,567	317	4,375	34,884	39,259	2,729	36,530	2017
Kentucky	2	16,809	2,956	29,407	(8,126)	2,956	21,281	24,237	2,169	22,068	2017
Louisiana	1	12,168	1,874	15,043	719	1,874	15,762	17,636	1,683	15,953	2017
Massachusetts	3	60,054	8,274	74,973	637	8,274	75,610	83,884	5,294	78,590	2017
Maryland	1	19,889	3,003	24,644	302	3,003	24,946	27,949	1,903	26,046	2017
Maine	1	13,346	1,572	15,610	1,735	1,572	17,345	18,917	1,426	17,491	2017
Michigan	2	32,982	4,521	39,797	1,776	4,521	41,573	46,094	2,880	43,214	2017
North Carolina	1	18,108	1,693	23,893	423	1,693	24,316	26,009	2,295	23,714	2017
New Hampshire	3	48,084	7,167	59,440	801	7,167	60,241	67,408	4,437	62,971	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

New Jersey	7	123,033	20,639	145,058	8,689	20,639	153,747	174,386	13,119	161,267	2017
New Mexico	1	17,594	2,125	22,446	733	2,125	23,179	25,304	2,262	23,042	2017
New York	3	39,657	4,108	48,124	3,584	4,108	51,708	55,816	3,606	52,210	2017
Ohio	1	8,761	575	11,747	235	575	11,982	12,557	1,080	11,477	2017
Pennsylvania	2	30,727	4,526	36,759	1,925	4,526	38,684	43,210	2,630	40,580	2017
Tennessee	1	23,898	4,118	28,471	912	4,118	29,383	33,501	2,150	31,351	2017
Texas	11	137,555	19,932	165,947	9,474	19,932	175,421	195,353	14,905	180,448	2017
Virginia	3	33,075	5,981	38,545	2,375	5,981	40,920	46,901	3,346	43,555	2017
Washington	4	102,182	22,388	116,391	3,036	22,388	119,427	141,815	7,931	133,884	2017
Full Service
Florida	2	45,001	12,328	133,394	24,026	12,328	157,420	169,748	12,072	157,676	2017
Maryland	1	11,765	3,086	12,964	276	3,086	13,240	16,326	918	15,408	2017
New Jersey	1	39,893	16,282	35,308	3,786	16,282	39,094	55,376	3,118	52,258	2017
Select Service
Alabama	1	14,962	1,134	19,213	651	1,134	19,864	20,998	1,404	19,594	2017
Arizona	2	30,561	7,831	34,616	585	7,831	35,201	43,032	3,009	40,023	2017
California	10	202,529	45,970	232,362	5,248	45,970	237,610	283,580	18,215	265,365	2017
Colorado	1	15,962	2,018	20,047	430	2,018	20,477	22,495	1,591	20,904	2017
Connecticut	3	53,877	6,735	67,148	1,696	6,735	68,844	75,579	5,013	70,566	2017
Florida	8	124,232	16,852	219,288	7,347	16,852	226,635	243,487	15,947	227,540	2017
Georgia	4	58,264	11,505	77,275	(6,466)	9,932	72,382	82,314	6,012	76,302	2017
Illinois	1	18,501	2,738	22,368	801	2,738	23,169	25,907	1,678	24,229	2017
Kentucky	1	29,201	6,660	31,618	2,456	6,660	34,074	40,734	2,483	38,251	2017
Louisiana	2	19,355	2,409	23,780	1,534	2,409	25,314	27,723	2,376	25,347	2017
Massachusetts	1	25,131	3,272	31,343	490	3,272	31,833	35,105	2,194	32,911	2017
Maryland	3	39,090	10,405	78,892	(34,838)	4,994	49,465	54,459	3,267	51,192	2017
Michigan	4	79,189	10,430	97,029	3,738	10,430	100,767	111,197	7,487	103,710	2017
North Carolina	6	100,253	13,689	123,653	3,224	13,689	126,877	140,566	9,260	131,306	2017
New Hampshire	3	41,159	6,092	50,557	854	6,092	51,411	57,503	3,601	53,902	2017
New Jersey	4	93,153	18,073	110,251	2,182	18,073	112,433	130,506	8,484	122,022	2017
New York	5	102,426	30,292	107,812	5,838	30,292	113,650	143,942	9,803	134,139	2017
Ohio	1	16,534	7,655	56,496	(40,120)	2,633	21,398	24,031	1,693	22,338	2017
Oklahoma	1	4,569	447	5,387	767	447	6,154	6,601	615	5,986	2017
Pennsylvania	3	41,918	7,469	47,626	3,641	7,469	51,267	58,736	3,841	54,895	2017
Tennessee	2	35,092	5,699	42,462	1,284	5,699	43,746	49,445	3,489	45,956	2017
Texas	15	132,938	27,974	177,156	(13,879)	24,389	166,862	191,251	16,039	175,212	2017
Virginia	6	101,057	23,071	140,115	(21,833)	17,577	123,776	141,353	9,009	132,344	2017
Washington	1	28,786	2,125	36,312	368	2,125	36,680	38,805	1,107	37,698	2017
	158	2,648,072	509,971	3,424,514	(912)	488,886	3,444,687	3,933,573	264,749	3,668,824

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Other Equity and Debt
Hotel—Arizona	5	41,363	10,917	43,884	7,124	10,917	51,008	61,925	3,596	58,329	2017
Hotel—California	21	290,323	57,970	274,907	19,254	57,970	294,161	352,131	20,202	331,929	2017
Hotel—Florida	3	25,822	8,508	24,764	4,281	8,508	29,045	37,553	2,051	35,502	2017
Hotel—Georgia	1	10,753	1,905	9,296	751	1,905	10,047	11,952	759	11,193	2017
Hotel—Iowa	3	17,346	—	15,832	71	—	15,903	15,903	1,066	14,837	2017
Hotel—Illinois	5	28,805	4,553	30,274	261	4,553	30,535	35,088	2,672	32,416	2017
Hotel—Indiana	1	9,183	1,232	9,325	410	1,232	9,735	10,967	693	10,274	2017
Hotel—Kansas	1	4,866	517	4,930	1,065	517	5,995	6,512	498	6,014	2017
Hotel—Kentucky	1	6,122	1,358	5,576	11	1,358	5,587	6,945	429	6,516	2017
Hotel—Massachusetts	1	9,183	1,152	9,261	1,846	1,152	11,107	12,259	721	11,538	2017
Hotel—Michigan	3	23,860	3,276	22,820	773	3,276	23,593	26,869	1,815	25,054	2017
Hotel—Missouri	1	4,788	471	5,597	561	471	6,158	6,629	509	6,120	2017
Hotel—Nevada	4	84,687	27,160	71,823	2,951	27,160	74,774	101,934	5,211	96,723	2017
Hotel—New Jersey	2	15,776	3,572	13,553	2,154	3,572	15,707	19,279	1,514	17,765	2017
Hotel—New York	8	28,962	3,791	25,267	6,863	3,791	32,130	35,921	2,991	32,930	2019
Hotel—Ohio	7	24,488	4,557	31,786	4,554	4,557	36,340	40,897	3,127	37,770	2017
Hotel—Oklahoma	1	2,826	—	4,751	42	—	4,793	4,793	488	4,305	2017
Hotel—Oregon	1	16,247	2,413	12,142	71	2,413	12,213	14,626	796	13,830	2017
Hotel—Pennsylvania	8	60,592	12,148	71,347	4,238	12,148	75,585	87,733	5,689	82,044	2017
Hotel—Rhode Island	1	6,750	910	7,017	972	910	7,989	8,899	728	8,171	2017
Hotel—Tennessee	1	9,575	2,020	8,803	58	2,020	8,861	10,881	713	10,168	2017
Hotel—Texas	14	115,140	16,720	90,428	10,909	16,720	101,337	118,057	6,738	111,319	2017
Hotel—Virginia	3	38,459	8,446	37,575	171	8,446	37,746	46,192	2,733	43,459	2017
Industrial—France	4	37,075	13,034	36,185	604	13,034	36,789	49,823	1,960	47,863	2017
Industrial—Spain	1	—	—	2,346	9	—	2,355	2,355	146	2,209	2017
Mixed-Use—Italy	1	10,467	13,293	18,972	4,232	13,293	23,204	36,497	1,521	34,976	2015
Multifamily—US	1	—	1,659	269	14,156	1,659	14,425	16,084	392	15,692	2017
Office—France	33	142,126	60,301	139,169	15,448	60,301	154,617	214,918	7,573	207,345	2016-2017
Office—Spain	2	12,931	96,002	88,770	168	96,002	88,938	184,940	4,731	180,209	2017
Office—US	6	73,015	24,510	198,612	11,508	24,510	210,120	234,630	28,039	206,591	2013-2017
Office/Industrial—France	206	346,727	109,406	329,735	663	109,406	330,398	439,804	1,798	438,006	2018
Retail—France	1	11,349	4,876	8,871	62	4,876	8,933	13,809	427	13,382	2017
Retail—UK	1	8,405	911	11,766	(3,705)	911	8,061	8,972	1,563	7,409	2015
	352	1,518,011	497,588	1,665,653	112,536	497,588	1,778,189	2,275,777	113,889	2,161,888
Real estate held for investment	1,251	$8,408,958	$1,971,497	$12,486,269	$97,165	$1,950,412	$12,604,519	$14,554,931	$935,917	13,619,014

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition (4)
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Real estate held for sale
Hotel										69,699	2017
Industrial										131,400	2014
Other Equity & Debt—US										180,029	Various
Other Equity & Debt—Europe										471,274	Various
Total real estate assets										$14,471,416
__________

(1)	Includes adjustment for impairment of real estate.

(2)	Depreciation is calculated using a useful life ranging from 4 months based on the shortest remaining lease term for improvements and up to 51 years for buildings.

(3)	The aggregate gross cost of total real estate assets for federal income tax purposes is $13.2 billion at December 31, 2018.

(4)	Properties consolidated upon the Internalization reflect an acquisition date of April 2, 2015, the effective date of consolidation.

The following tables summarize the activity in real estate assets and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Real Estate, at Gross Cost Basis
Balance at January 1	$15,791,144	$3,656,094	$3,518,682
Assumed through the Merger	—	11,730,087	—
Foreclosures and exchanges of loans receivable for real estate	45,617	1,867,655	128,124
Acquisitions	984,844	1,027,889	434,266
Improvements and capitalized costs (1)	276,210	237,125	16,072
Deconsolidation of real estate held by investment entity (Note 4)	(226,004)	(407,653)	—
Dispositions (2)	(933,217)	(2,484,616)	(313,982)
Impairment	(357,629)	(59,652)	(11,391)
Measurement period adjustments for real estate acquired in 2015 business combination	—	—	(16,688)
Effect of changes in foreign exchange rates	(80,163)	224,215	(98,989)
Balance at December 31	15,500,802	15,791,144	3,656,094
Classified as held for sale, net (3)	(945,871)	(748,589)	(235,541)
Balance at December 31, held for investment	$14,554,931	$15,042,555	$3,420,553

	Year Ended December 31,
(In thousands)	2018	2017	2016
Accumulated Depreciation
Balance at January 1	$606,200	$188,509	$88,577
Depreciation	471,599	453,331	108,298
Deconsolidation of real estate held by investment entity (Note 4)	(6,256)	(3,212)	—
Dispositions (2)	(42,873)	(34,854)	(6,025)
Effect of changes in foreign exchange rates	716	2,426	(2,341)
Balance at December 31	1,029,386	606,200	188,509
Classified as held for sale, net (3)	(93,469)	(27,903)	(11,587)
Balance at December 31, held for investment	$935,917	$578,297	$176,922
__________

(1)	Includes transaction costs capitalized for asset acquisitions.

(2)	Includes amounts classified as held for sale during the year and disposed before the end of the year.

(3)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CAPITAL, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2018

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Loans at amortized cost
First mortgage:
Residential—France	1	I/O	15.0%	October 2020	$—	$19,254	$18,788	$—
Multifamily—Ireland	1	I/O	3.1%	January 2018	—	83,220	83,218	83,220
Office—France	1	I/O	4.0%	December 2018	—	866	732	—
Office—Ireland	1	I/O	2.3%	January 2018	—	45,220	45,216	45,220
Office—Ireland	1	I/O	12.5%	December 2021	—	125,594	125,594	—
Retail—Various, USA	1	I/O	8.6%	May 2019	—	45,575	46,038	—
Retail—France	1	I/O	3.5%	June 2018	—	2,497	2,920	2,497
Hospitality—France	1	I/O	10.0%	December 2021	—	91,652	91,470	—
Hospitality—Spain	1	I/O	11.0%	July 2019	—	42,692	44,392	—
Healthcare—UK	5	I/O	7.5%	March 2022	—	48,330	48,330	—
Land—TX, USA	1	I/O	14.0%	May 2019	—	34,745	34,639	—
Other—France	3	I/O	3.5% - 15.0%	June 2018 to December 2020	—	6,743	6,866	1,633
	18				—	546,388	548,203	132,570
Subordinated mortgage and mezzanine:
Multifamily—CA, USA	2	I/O	13.4%	April 2021 to September 2021	—	27,772	27,417	—
Office—Various, USA	2	I/O	8.0% - 12.0%	July 2019 to April 2025	78,000	31,027	28,107	—
Office—Ireland / France	1	I/O	11.0%	January 2022	161,854	124,020	136,009	—
Retail—NC, USA	1	P&I	5.7%	December 2018	74,712	37,766	21,500	37,766
Retail—Germany	1	I/O	10.0%	June 2020	126,485	114,449	123,282	—
Retail—UK	1	I/O	12.0%	August 2019	118,314	64,161	64,161	64,161
Mixed Use—CA, USA	1	I/O	12.9%	July 2020	254,297	262,402	262,061	—
	9				813,662	661,597	662,537	101,927

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Purchased credit-impaired loans (9)
Residential—WI, USA	1					444	—	—
Multifamily—Various, USA	99					43,913	29,140	7,425
Multifamily—Ireland	2					5,360	739	—
Industrial—Ireland	3					89,477	14,740	—
Office—NC, USA	1					475	—	—
Office—France	1					6,032	4,578	—
Office—Ireland	7					73,206	20,318	—
Office—Ireland	1					182,569	168,940	182,569
Office—Spain	1					9,585	4,733	—
Retail—VA, USA	1					19,555	19,455	—
Retail—Ireland	7					101,862	22,168	—
Hospitality—France	1					16,259	17,581	—
Hospitality—Ireland	7					55,293	—	—
Land—Ireland	4					107,099	25,642	—
Other—NY, USA	1					3,216	2,628	—
Other—Bahamas	1					25,397	2,997	25,397
Other—Ireland	38					591,970	7,022	—
	176				—	1,331,712	340,681	215,391
Corporate loans
N/A (10)	2	I/O	8.0% - 13.0%	March 2019 to January 2027	—	41,935	41,608	—
N/A (10)	1	I/O	14.0%	January 2025	—	67,009	66,188	—
	3				—	108,944	107,796	—
Total	206				$813,662	$2,648,641	$1,659,217	$449,888
__________

(1)	Loans with carrying amounts that are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.

(2)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity

(3)	Variable rate loans are determined based on the applicable index in effect at December 31, 2018.

(4)	Represents contractual maturity that does not contemplate exercise of extension option.

(5)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(6)	Carrying amounts at December 31, 2018 are presented net of $32.9 million of allowance for loan losses.

(7)	The aggregate cost basis of loans held for investment for federal income tax purposes was approximately $1.7 billion at December 31, 2018.

(8)
Represents principal balance of loans which are 90 days or more past due as to principal or interest. For purchased credit-impaired loans, amounts represent principal balance of loans on nonaccrual status for which the Company is not able to determine a reasonable expectation of cash flows to be collected.

(9)
Purchased credit-impaired loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. Payment terms, stated interest rate and contractual maturity are not presented as they are not meaningful for purchased credit-impaired loans.

(10)	Corporate loans are either unsecured or secured by the assets of the parent entities that own the underlying real estate operations but are not secured by mortgages on the real estate.

Activity in loans held for investment is summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at January 1	$3,223,762	$3,430,608	$4,046,093
Loans acquired in Merger	—	359,541	—
Loan acquisitions and originations	386,532	991,239	551,456
Paid-in-kind interest added to loan principal	52,234	56,131	43,864
Discount and net loan fee amortization	14,524	43,877	27,038
Loan repayments	(166,267)	(902,190)	(735,162)
Payments received from PCI loans	(187,140)	(419,232)	(197,453)
Accretion on PCI loans	27,911	61,809	65,911
Transfer to loans held for sale	—	(50,894)	(56,357)
Carrying value of loans sold	(111,864)	—	(118,068)
Transfer to real estate assets upon foreclosure	(47,097)	(515,055)	(128,124)
Loans receivable contributed to Colony Credit (Note 4)	(1,287,994)	—	—
Deconsolidation of loans receivable in securitization trusts	(149,447)	—	—
Provision for loan losses	(43,034)	(19,741)	(34,864)
Other loss	—	(2,309)	—
Consolidation of loans receivable held by investment entities and securitization trusts (Notes 3 and 6)	—	58,296	—
Effect of changes in foreign exchange rates	(52,903)	131,682	(33,726)
Balance at December 31	$1,659,217	$3,223,762	$3,430,608

Item 16. Form 10-K Summary
Omitted at Registrant’s option.
EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution and Implementation Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 2.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

2.2
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Asset Management Group Inc., Colony Capital, Inc., NorthStar Realty Finance Corp., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.3
Letter Agreement, dated as of July 28, 2016, by and among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.4
Letter Agreement, dated as of October 16, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), Sirius Merger Sub-T, LLC, NorthStar Realty Finance Limited Partnership, New Sirius Inc. and New Sirius Merger Sub LLC (incorporated by reference to Exhibit 2.3 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) effective November 18, 2016, which is included as Annex A to such Registration Statement)

2.5
Master Combination Agreement, dated as of August 25, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017)

2.6
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2017)

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
3.2	Articles of Amendment of Colony Capital, Inc. (fka Colony NorthStar, Inc.), as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2018)
3.3	Amended and Restated Bylaws of Colony Capital, Inc. (fka Colony NorthStar, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
3.4
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.5
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

Exhibit Number	Description

4.7
Form of 3.875% Convertible Senior Notes due 2021 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.6 to Colony Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.8
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated as of June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.9
Indenture, dated as of June 18, 2007, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007 (File No. 001-32330))

4.10
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.11
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.12
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.13
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.14
Indenture, dated as of June 19, 2013, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.15
Supplemental Indenture, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.16
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.17
Third Supplemental Indenture, dated as of January 10, 2017, by and between NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.18
Junior Subordinated Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership) and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.17 to NorthStar Realty Finance Corp.’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (File No. 001-32330))

4.19
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.12 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.20
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of April 12, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.21
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.22
Junior Subordinated Indenture, dated as of May 25, 2005, between NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.19 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001‑32330))

4.23
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.14 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.24
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of May 25, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.25
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

Exhibit Number	Description

4.26
Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership) and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-11 (File No. 333-128962))

4.27
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.16 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.28
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of November 22, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.29
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.30
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-32330))

4.31
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.18 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.32
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 10, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.33
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.34
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-32330))

4.35
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.20 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.36
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of August 1, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.37
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.38
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32330))

4.39
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.22 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.40
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of October 6, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.41
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.42
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Corp. (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-32330))

Exhibit Number	Description

4.43
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.24 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.44
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 30, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.10 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.45
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.46
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Corporation (as successor in interest to NorthStar Realty Finance Limited Partnership and NorthStar Realty Finance Corp.) and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32330))

4.47
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.26 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.48
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of June 7, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.11 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.49
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1
Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.2
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of June 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.3
Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.4
Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.5
Amendment No. 4 to the Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated as of November 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2018)

10.6†*	Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan
10.7
Second Amended and Restated Credit Agreement, dated as of January 10, 2017, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.8
First Amendment to the Second Amended and Restated Credit Agreement, dated as of January 12, 2018, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

10.9*	Second Amendment, dated as of January 8, 2019, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent
10.10
Tax Protection Agreement, dated as of January 10, 2017, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.11
Form of Indemnification Agreement, by and between Colony NorthStar, Inc. and the Officers and Directors of Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.12
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

Exhibit Number	Description

10.13
Amendment No. 1 to Advisory Agreement, dated as of December 20, 2017, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017)

10.14
Amended and Restated Asset Management Agreement, dated as of November 9, 2017, between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10K for the year ended December 31, 2017 filed on March 1, 2018)

10.15
Amendment No. 1 to Amended and Restated Asset Management Agreement between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC, dated as of November 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.16
Third Amended and Restated Limited Liability Company Agreement of Townsend Holdings LLC, dated as of January 14, 2016 and effective as of January 29, 2016, by and among Townsend Holdings LLC, NorthStar Asset Management Group Inc. and the other unitholders named therein (incorporated by reference to Exhibit 10.1 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on February 2, 2016)

10.17
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.18†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.19†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.20†
Share Transfer and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., Colony Capital Holdings, LLC, Colony Capital, LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.21†
First Amendment to Employment Agreement, Share Transfer Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony Capital, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.22†
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.23†
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.24
Waiver and Acknowledgment to Contribution and Implementation Agreement, entered into as of April 1, 2015 (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.25†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.26†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.27†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Kevin Traenkle (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.28†
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.29†
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Neale W. Redington (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.30†*	Form of Restricted Stock Agreement
10.31†*	Form of Performance Restricted Stock Unit Agreement
10.32
Separation Agreement and Release of Claims, dated as of December 18, 2018, between Colony Capital, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2018)

10.33
Separation Agreement, dated as of October 31, 2015, by and between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.34
First Amendment to Contribution and Implementation Agreement, dated as of June 2, 2016, by and among Colony, Colony Capital OP, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.35†
NorthStar Realty Finance Corp. Third Amended and Restated 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s definitive Proxy Statement on Schedule 14A filed on May 13, 2016)

Exhibit Number	Description

10.36†	Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Colony Financial, Inc.’s Form S-8 filed on August 5, 2014)
10.37
Purchase and Sale Agreement, dated as of November 4, 2016, by and among NorthStar Realty Finance Limited Partnership, NorthStar Healthcare JV Holdings, LLC, NorthStar Healthcare REIT, LLC, NorthStar TK Healthcare Operating Company, LLC, NorthStar Healthcare JV, LLC and NRFC Healthcare Holding Company, LLC and Derwood Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017)

10.38
Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.39
Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.40
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.41*	Amended and Restated Aircraft Time Sharing Agreement, dated as of January 16, 2019, by and among Colony Capital Advisors, LLC and Thomas J. Barrack, Jr.
10.42
Cooperation Agreement, dated as of February 10, 2019, by and among Colony Capital, Inc. and Blackwells Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019)

21.1*	List of Subsidiaries of Colony Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Annual Report on Form 10-K of Colony Capital, Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

__________

†	Denotes a management contract or compensatory plan contract or arrangement.
*	Filed herewith.
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

COLONY CAPITAL, INC.

Dated:	March 1, 2019	By:	/s/ Thomas J. Barrack, Jr.
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

Signature	Title	Date
/s/ Thomas J. Barrack, Jr.	Executive Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Thomas J. Barrack, Jr.
/s/ Mark M. Hedstrom	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Mark M. Hedstrom
/s/ Neale W. Redington	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Neale W. Redington
/s/ Douglas Crocker II	Director	March 1, 2019
Douglas Crocker II
/s/ Nancy A. Curtin	Director	March 1, 2019
Nancy A. Curtin
/s/ Jon A. Fosheim	Director	March 1, 2019
Jon A. Fosheim
/s/ Craig Hatkoff	Director	March 1, 2019
Craig Hatkoff
/s/ Justin Metz	Director	March 1, 2019
Justin Metz
/s/ Raymond Mikulich	Director	March 1, 2019
Raymond Mikulich
/s/ George G.C. Parker	Director	March 1, 2019
George G.C. Parker
/s/ Charles W. Schoenherr	Director	March 1, 2019
Charles W. Schoenherr
/s/ John A. Somers	Director	March 1, 2019
John A. Somers
/s/ John L. Steffens	Director	March 1, 2019
John L. Steffens