Form 10-Q
period 2019-03-31
Colony Capital, Inc.
filed 2019-05-10
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	CLNY	New York Stock Exchange
Preferred Stock, 8.25% Series B Cumulative Redeemable, $0.01 par value	CLNY.PRB	New York Stock Exchange
Preferred Stock, 8.75% Series E Cumulative Redeemable, $0.01 par value	CLNY.PRE	New York Stock Exchange
Preferred Stock, 7.50% Series G Cumulative Redeemable, $0.01 par value	CLNY.PRG	New York Stock Exchange
Preferred Stock, 7.125% Series H Cumulative Redeemable, $0.01 par value	CLNY.PRH	New York Stock Exchange
Preferred Stock, 7.15% Series I Cumulative Redeemable, $0.01 par value	CLNY.PRI	New York Stock Exchange
Preferred Stock, 7.125% Series J Cumulative Redeemable, $0.01 par value	CLNY.PRJ	New York Stock Exchange

As of May 7, 2019, 485,052,708 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$321,199	$461,912
Restricted cash	326,635	366,758
Real estate, net	14,536,041	13,619,014
Loans receivable, net	1,596,673	1,659,217
Equity and debt investments ($425,929 and $238,963 at fair value, respectively)	2,769,616	2,543,169
Goodwill	1,534,561	1,534,561
Deferred leasing costs and intangible assets, net	546,903	540,264
Assets held for sale ($223,052 and $269,145 at fair value, respectively)	786,467	941,258
Other assets ($29,742 and $33,558 at fair value, respectively)	757,752	503,317
Due from affiliates	45,186	45,779
Total assets	$23,221,033	$22,215,249
Liabilities
Debt, net	$10,712,788	$10,039,957
Accrued and other liabilities ($314,026 and $141,711 at fair value, respectively)	1,037,166	707,921
Intangible liabilities, net	141,744	159,386
Liabilities related to assets held for sale	22,435	68,217
Dividends and distributions payable	83,996	84,013
Total liabilities	11,998,129	11,059,494
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	7,463	9,385
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 liquidation preference; 250,000 shares authorized; 57,464 shares issued and outstanding	1,407,495	1,407,495
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 484,775 and 483,347 shares issued and outstanding, respectively	4,848	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,610,947	7,598,019
Distributions in excess of earnings	(2,176,730)	(2,018,302)
Accumulated other comprehensive income	22,138	13,999
Total stockholders’ equity	6,868,705	7,006,052
Noncontrolling interests in investment entities	3,996,206	3,779,728
Noncontrolling interests in Operating Company	350,530	360,590
Total equity	11,215,441	11,146,370
Total liabilities, redeemable noncontrolling interests and equity	$23,221,033	$22,215,249

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Property operating income	$540,130	$554,730
Interest income	46,250	63,854
Fee income ($33,322 and $36,772 from affiliates, respectively)	33,500	36,842
Other income ($9,845 and $6,793 from affiliates, respectively)	13,023	11,238
Total revenues	632,903	666,664
Expenses
Property operating expense	293,079	305,770
Interest expense	149,516	148,889
Investment and servicing expense	18,979	18,653
Transaction costs	2,504	716
Placement fees	309	123
Depreciation and amortization	150,797	144,705
Provision for loan loss	3,611	5,375
Impairment loss	25,622	153,398
Compensation expense
Cash and equity-based compensation	34,176	49,484
Carried interest and incentive compensation	1,051	859
Administrative expenses	24,014	24,740
Total expenses	703,658	852,712
Other income (loss)
Gain on sale of real estate	52,301	18,444
Other gain (loss), net	(49,077)	75,256
Equity method earnings	34,065	30,117
Equity method earnings—carried interest	4,422	2,148
Loss before income taxes	(29,044)	(60,083)
Income tax benefit (expense)	(1,111)	32,808
Loss from continuing operations	(30,155)	(27,275)
Income from discontinued operations	—	117
Net loss	(30,155)	(27,158)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,444	(696)
Investment entities	49,988	19,243
Operating Company	(6,611)	(4,378)
Net loss attributable to Colony Capital, Inc.	(74,976)	(41,327)
Preferred stock dividends	27,137	31,387
Net loss attributable to common stockholders	$(102,113)	$(72,714)
Basic loss per share
Loss from continuing operations per basic common share	$(0.21)	$(0.14)
Net loss per basic common share	$(0.21)	$(0.14)
Diluted loss per share
Loss from continuing operations per diluted common share	$(0.21)	$(0.14)
Net loss per diluted common share	$(0.21)	$(0.14)
Weighted average number of shares
Basic	478,874	530,680
Diluted	478,874	530,680
Dividends declared per common share	$0.11	$0.11
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(30,155)	$(27,158)
Other comprehensive income (loss):
Other comprehensive income from investments in unconsolidated ventures, net	4,910	1,099
Net change in fair value of available-for-sale debt securities	2,064	(20,718)
Net change in fair value of cash flow hedges	(663)	—
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	(28,246)	76,401
Change in fair value of net investment hedges	12,864	(24,378)
Net foreign currency translation adjustments	(15,382)	52,023
Other comprehensive income (loss)	(9,071)	32,404
Comprehensive income (loss)	(39,226)	5,246
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,444	(696)
Investment entities	32,359	49,350
Operating Company	(6,098)	(4,258)
Comprehensive loss attributable to stockholders	$(66,931)	$(39,150)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	1,606,966	5,433	7,913,622	(1,165,412)	47,316	8,407,925	3,539,072	402,395	12,349,392
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income	—	—	—	(41,327)	—	(41,327)	19,243	(4,378)	(26,462)
Other comprehensive income	—	—	—	—	2,177	2,177	30,107	120	32,404
Common stock repurchases	—	(423)	(246,018)	—	—	(246,441)	—	—	(246,441)
Equity-based compensation	—	33	10,722	—	—	10,755	—	1,414	12,169
Redemption of OP Units for cash and class A common stock	—	—	24	—	—	24	—	(2,120)	(2,096)
Shares canceled for tax withholdings on vested stock awards	—	(29)	(31,723)	—	—	(31,752)	—	—	(31,752)
Deconsolidation of investment entities	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	97,867	—	97,867
Distributions to noncontrolling interests	—	—	—	—	—	—	(82,512)	(3,551)	(86,063)
Preferred stock dividends	—	—	—	(31,387)	—	(31,387)	—	—	(31,387)
Common stock dividends declared ($0.11 per share; Note 13)	—	—	—	(55,852)	—	(55,852)	—	—	(55,852)
Reallocation of equity (Note 2 and 14)	—	—	(11,675)	—	(254)	(11,929)	(5,822)	17,751	—
Balance at March 31, 2018	$1,606,966	$5,014	$7,634,952	$(1,294,996)	$49,037	$8,000,973	$3,266,975	$411,631	$11,679,579

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(74,976)	—	(74,976)	49,988	(6,611)	(31,599)
Other comprehensive loss	—	—	—	—	8,045	8,045	(17,629)	513	(9,071)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for cash and class A common stock	—	—	33	—	—	33	—	(33)	—
Equity-based compensation	—	27	6,323	—	—	6,350	191	—	6,541
Shares canceled for tax withholdings on vested stock awards	—	(6)	(3,001)	—	—	(3,007)	—	—	(3,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	305,216	—	305,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(107,377)	(3,450)	(110,827)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share; Note 13)	—	—	—	(53,410)	—	(53,410)	—	—	(53,410)
Reallocation of equity (Notes 2 and 14)	—	—	12,733	—	94	12,827	(12,533)	(294)	—
Balance at March 31, 2019	$1,407,495	$4,855	$7,610,947	$(2,176,730)	$22,138	$6,868,705	$3,996,206	$350,530	$11,215,441

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(30,155)	(27,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(5,426)	(7,995)
Paid-in-kind interest added to loan principal, net of interest received	(9,780)	(6,486)
Straight-line rents	(5,529)	(7,753)
Amortization of above- and below-market lease values, net	(3,643)	(1,925)
Amortization of deferred financing costs and debt discount and premium	19,594	22,802
Equity method earnings	(38,487)	(32,265)
Distributions of income from equity method investments	26,923	23,307
Provision for loan losses	3,611	5,375
Allowance for doubtful accounts	4,389	1,305
Impairment of real estate and intangibles	25,622	153,398
Depreciation and amortization	150,797	144,705
Equity-based compensation	6,663	12,169
Change in fair value of contingent consideration—Internalization	—	(10,480)
Gain on sales of real estate, net	(52,301)	(18,444)
Receipts (payments) of cash collateral on derivative	(31,054)	1,897
Deferred income tax benefit	(840)	(41,465)
Other (gain) loss, net	49,077	(63,976)
Increase in other assets and due from affiliates	(3,584)	(18,742)
Decrease in accrued and other liabilities and due to affiliates	(37,205)	(29,197)
Other adjustments, net	(2,036)	880
Net cash provided by operating activities	66,636	99,952
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(101,335)	(96,406)
Return of capital from equity method investments	18,310	159,929
Acquisition of loans receivable and debt securities	(451)	(68,007)
Net disbursements on originated loans	(21,892)	(11,573)
Repayments of loans receivable	89,199	40,085
Proceeds from sales of loans receivable and debt securities	13,373	90,877
Cash receipts in excess of accretion on purchased credit-impaired loans	8,607	21,463
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,267,762)	(236,392)
Proceeds from sales of real estate	294,667	112,562
Proceeds from paydown and maturity of debt securities	3,338	16,709
Cash and restricted cash contributed to Colony Credit	—	(141,153)
Payment of cash collateral on derivatives	—	(10,900)
Proceeds from sale of equity investments	19,505	4,340
Investment deposits	(14,294)	(2,383)
Net receipts (payments) on settlement of derivative instruments	19,608	(18,811)
Other investing activities, net	14,176	(582)
Net cash used in investing activities	(924,951)	(140,242)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(27,137)	(32,821)
Dividends paid to common stockholders	(53,426)	(146,700)
Repurchase of common stock	(10,734)	(210,274)
Borrowings from corporate credit facility	—	233,000
Repayment of borrowings from corporate credit facility	—	(183,000)
Borrowings from secured debt	1,169,777	90,550
Repayments of secured debt	(498,259)	(139,471)
Payment of deferred financing costs	(16,700)	(5,112)
Contributions from noncontrolling interests	247,033	108,270
Distributions to and redemptions of noncontrolling interests	(129,734)	(101,426)
Shares canceled for tax withholdings on vested stock awards	(3,007)	(31,752)
Other financing activities, net	(1,138)	—
Net cash provided by (used in) financing activities	676,675	(418,736)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,196)	4,832
Net decrease in cash, cash equivalents and restricted cash	(182,836)	(454,194)
Cash, cash equivalents and restricted cash, beginning of period	832,730	1,393,920
Cash, cash equivalents and restricted cash, end of period	$649,894	$939,726

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2019	2018
Beginning of the period
Cash and cash equivalents	$461,912	$921,822
Restricted cash	366,758	471,078
Restricted cash included in assets held for sale	4,060	1,020
Total cash, cash equivalents and restricted cash, beginning of period	$832,730	$1,393,920

End of the period
Cash and cash equivalents	$321,199	$484,827
Restricted cash	326,635	453,366
Restricted cash included in assets held for sale	2,060	1,533
Total cash, cash equivalents and restricted cash, end of period	$649,894	$939,726
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
1. Business and Organization
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company" and formerly, Colony NorthStar, Inc. prior to June 25, 2018) is a leading global investment management firm with $43 billion of assets under management. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp. (NYSE: NRE), which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments.
The Company was organized in May 2016 as a Maryland corporation and was formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF") in an all-stock exchange on January 10, 2017. The Company elected to be taxed as a REIT under the Internal Revenue Code, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2019, the Company owned 93.9% of the OP, as its sole managing member. The remaining 6.1% is owned primarily by certain employees of the Company as noncontrolling interests.
Colony Credit
The Company owns an approximate 36.4% interest, on a fully diluted basis, in Colony Credit Real Estate, Inc. ("Colony Credit," formerly Colony NorthStar Credit Real Estate, Inc. prior to June 25, 2018). Colony Credit was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc. ("NorthStar II"), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company (the "Combination"). The CLNY Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony Credit's strategy. Upon closing of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with Colony Credit.
Corporate Restructuring
Following a strategic review process, in November 2018, the Company announced a corporate restructuring and reorganization plan aimed at reducing its annual compensation and administrative expenses over the next 12 months. The restructuring plan was designed to match resources that further align the Company's increasing focus on its investment management business. In the fourth quarter of 2018, the Company incurred $19.3 million of restructuring costs, predominantly severance costs and accelerated equity-based compensation. In the first quarter of 2019, an additional $0.6 million of restructuring costs were incurred.
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
Merger
The Merger was accounted for under the acquisition method for a business combination as a reverse acquisition, with NSAM as the legal acquirer for certain legal and regulatory matters, and Colony as the accounting acquirer for financial reporting purposes.
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of the Company was adjusted to reflect the equity structure of the legal acquirer, including for any comparative periods presented.
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

Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company. The limited partners in the consolidated open-end fund, who represent noncontrolling interests, generally have the ability to withdraw all or a portion of their interests in cash with 30 days' notice.
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
Reclassifications
Beginning in the fourth quarter of 2018, the portion of carried interests earned by the Company that is allocated to employees is presented as carried interest and incentive compensation on the statement of operations. Such amounts had previously been presented as net income attributable to noncontrolling interests in investment entities. For the three months ended March 31, 2018, approximately $0.9 million was reclassified from net income attributable to noncontrolling interests in investment entities to compensation expense in the statement of operations to conform to the current period presentation. The reclassification increased net loss but did not have an impact on net loss attributable to Colony Capital, Inc. and net loss attributable to common stockholders.
Accounting Standards Adopted in 2019
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which amended lease accounting standards. ASU 2016-02, along with several clarifying amendments were codified in Accounting Standards Codification ("ASC") Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as a right-of-use ("ROU") asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.
The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019, with a cumulative effect adjustment to beginning retained earnings. Comparative periods have not been restated and continue to be reported under the standards in effect for those prior periods.
ASC 842 limits the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 on accounting for initial direct costs did not have a material impact on the statement of operations.
The Company applied the package of practical expedients, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements. The Company did not, however, elect the hindsight practical expedient to determine the lease terms for existing leases.
Lessee Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchase of the leased asset, or as an operating lease. The Company's operating leases relate primarily to ground leases acquired with real estate and leases for its corporate offices. For these ground and office leases, the Company has elected the accounting policy to combine lease and related nonlease components as a single lease component.
ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The ROU assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation or increases in property fair value, (ii) hotel ground leases with rental payments calculated based on a percentage of revenue over contractual levels, or (iii) nonlease services, such as common area maintenance in net leases. Variable lease payments are not included in lease liability and are instead recognized as lease expense when incurred. The Company made the accounting policy election to recognize lease payments from short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments was calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company would have to pay to borrow over the lease term on a collateralized basis.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
The Company recognized operating lease ROU assets totaling $143.7 million in other assets and corresponding operating lease liabilities totaling $126.8 million in accrued and other liabilities for ground leases in its real estate portfolio and corporate office leases. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including straight-line rent, lease incentives, prepaid or deferred rent and ground lease obligation intangibles.
Lessor Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. The Company has operating leases with property tenants that expire at various dates through 2038 with renewal options typically exercised at the lessee's election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Lease revenue is composed of rental income, which includes the effect of minimum rent increases and rent abatements, resident fee income from healthcare properties, and tenant reimbursements, such as common area maintenance costs and other costs associated with the leases.
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Nonlease components of tenant reimbursements for net leases and resident fee income qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Lease revenue is recognized on a straight-line basis over the remaining lease term and is included in property operating income on the consolidated statements of operations. The Company receives variable lease revenues from tenant reimbursements and resident fee income from ancillary services provided to nursing home residents.
Under the new standard, lessors are required to evaluate the collectability of all lease payments based upon the creditworthiness of the lessee. Lease revenue is recognized only to the extent collection of all rents over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease revenue and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. Upon adoption of ASC 842, the Company determined that collection of certain lease receivables, net of existing allowance for bad debts, is not probable and recorded a cumulative adjustment of $4.5 million to reduce beginning equity.

Beginning January 1, 2019, the Company also made the accounting policy election to present on a net basis sales and similar taxes assessed by a governmental authority that is imposed on specific lease revenue producing transactions with related collections from lessees. Property taxes and insurance paid directly by lessees to third parties on behalf of the Company are no longer recognized in the statement of operations, while such amounts paid by the Company and reimbursed by lessees continue to be presented as gross property operating income and expenses.
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
The Company adopted the standard on its effective date of January 1, 2019. Upon adoption, as it relates to the Company’s cash flow and net investment hedges, the Company records the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and no hedge ineffectiveness is recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company has elected to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. There was no impact to the Company's financial condition and results of operations upon adoption of this standard.
Future Application of Accounting Standards
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

Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the net asset value ("NAV") practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted in an interim period for which financial statements have not been issued, and may be made only to provisions that eliminate or modify existing disclosures. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
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
3. Real Estate
The Company's real estate held for investment was as follows:

(In thousands)	March 31, 2019	December 31, 2018
Land	$2,079,432	$1,950,412
Buildings and improvements	12,729,805	11,895,642
Tenant improvements	173,914	163,397
Furniture, fixtures and equipment	398,918	389,969
Construction in progress	207,684	155,511
	15,589,753	14,554,931
Less: Accumulated depreciation	(1,053,712)	(935,917)
Real estate assets, net	$14,536,041	$13,619,014
Real Estate Sales
Results from sales of real estate were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Proceeds from sales of real estate	$294,667	$112,562
Gain on sale of real estate	52,301	18,444
Real estate held for sale is presented in Note 7.

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Three Months Ended March 31, 2019
Asset Acquisitions(2)
February	Bulk Industrial—Various in U.S.	6	$373,182	$49,446	$296,348	$27,553	$(165)
Various	Light industrial—Various in U.S.(3)	47	789,486	144,250	612,582	35,519	(2,865)
			$1,162,668	$193,696	$908,930	$63,072	$(3,030)
Year Ended Ended December 31, 2018
Asset Acquisitions
September	Healthcare—United Kingdom(4)	1	$24,444	$10,231	$12,733	$1,480	$—
November	Office and Industrial—France	220	478,844	109,858	330,752	38,234	—
Various	Light industrial—Various in U.S.(3)	40	569,442	111,194	433,040	30,183	(4,975)
			$1,072,730	$231,283	$776,525	$69,897	$(4,975)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Useful life of real estate acquired in 2019 is 37 to 49 years for buildings, 12 to 14 years for site improvements, 4 to 11 years for tenant improvements and 1 to 15 years for lease intangibles (based on remaining lease terms).

(3)	Includes acquisition of land totaling $5.8 million in the three months ended March 31, 2019 and $13.1 million in the year ended December 31, 2018 for co-development with operating partners.

(4)	Net leased senior housing acquired pursuant to a purchase option under the Company's development facility to the healthcare operator at a purchase price equivalent to the outstanding loan balance.
Depreciation and Impairment
Depreciation expense on real estate was $121.5 million and $118.4 million and for the three months ended March 31, 2019 and 2018, respectively.
Refer to Note 11 for discussion of impairment on real estate.
Property Operating Income
For the three months ended March 31, 2018, property operating income was composed of $270.7 million of total lease revenue and $284.0 million of hotel operating income. For the three months ended March 31, 2019, the components of property operating income were as follows.

(In thousands)	Three Months Ended March 31, 2019
Lease revenue:
Fixed lease revenue	$231,561
Variable lease revenue	36,434
267,995
Hotel operating income	272,135
$540,130

Future Fixed Lease Revenue
At March 31, 2019, future fixed lease revenue under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
Remaining 2019	$419,198
2020	525,601
2021	470,848
2022	426,274
2023	375,828
2024 and thereafter	1,303,576
Total	$3,521,325
At December 31, 2018, future contractual minimum lease payments to be received under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
2019	$495,765
2020	464,229
2021	413,416
2022	372,432
2023	327,836
2024 and thereafter	1,123,879
Total	$3,197,557
Commitments and Contractual Obligations
Purchase Commitments—At March 31, 2019, the Company had funded aggregate deposits of $14.4 million with remaining unfunded purchase commitments totaling $363.5 million for the acquisition of 39 light industrial buildings in the industrial segment, of which eight are under construction.
Guarantee Agreements—In July 2017, the Company and certain investment vehicles managed by the Company took control of a portfolio of limited service hotels, primarily located across the Southwest and Midwest U.S. (the "THL Hotel Portfolio") through a consensual foreclosure following maturity default by the borrower on the junior mezzanine loan owned by the Company. In connection with the foreclosure, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $75 million. The Company had similar provisions related to its core hotel portfolio in the hospitality segment, but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to the franchisors.

4. Loans Receivable
The following table provides a summary of the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	March 31, 2019				December 31, 2018
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$573,062	$599,479	10.5%	2.0	$643,973	$667,590	10.7%	2.2
Mezzanine loans	377,336	374,650	12.5%	1.2	357,590	354,326	12.5%	1.5
Corporate loans	107,792	106,658	12.3%	5.7	108,944	107,796	12.3%	5.8
	1,058,190	1,080,787			1,110,507	1,129,712
Variable rate
Mortgage loans	175,313	175,650	4.4%	0.4	178,650	179,711	4.3%	0.1
Mezzanine loans	35,899	35,565	13.5%	2.3	27,772	27,417	13.4%	2.5
	211,212	211,215			206,422	207,128
	1,269,402	1,292,002			1,316,929	1,336,840
PCI Loans
Mortgage loans	1,289,671	337,357			1,324,287	351,646
Mezzanine loans	7,425	3,671			7,425	3,671
	1,297,096	341,028			1,331,712	355,317
Allowance for loan losses		(36,357)				(32,940)
Loans receivable, net	$2,566,498	$1,596,673			$2,648,641	$1,659,217
Nonaccrual and Past Due Loans
Non-PCI loans, excluding loans carried at fair value, that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses:

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
March 31, 2019	$1,079,224	$44,325	$—	$168,453	$1,292,002
December 31, 2018	1,052,303	—	44,392	240,145	1,336,840
Troubled Debt Restructuring
During the three months ended March 31, 2019 and 2018, there were no loans modified as TDRs, in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At both March 31, 2019 and December 31, 2018, the Company had one existing TDR loan that was in maturity default, with a carrying value before allowance for loan loss of $37.8 million, and for which the Company had previously recorded an allowance for loan loss. The Company has no additional lending commitment on this TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.

The following table summarizes non-PCI impaired loans:

		Gross Carrying Value
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
March 31, 2019	$320,211	$74,254	$250,073	$324,327	$18,115
December 31, 2018	280,337	75,179	206,628	281,807	18,304
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Three Months Ended March 31,
(In thousands)	2019	2018
Average carrying value before allowance for loan losses	$244,532	$273,410
Total interest income recognized during the period impaired	3,003	29
Cash basis interest income recognized	447	—
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
There were no PCI loans acquired in the three months ended March 31, 2019 and 2018.
Changes in accretable yield of PCI loans were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Beginning accretable yield	$9,620	$42,435
Dispositions	—	(2,565)
Changes in accretable yield	1,442	1,989
Accretion recognized in earnings	(3,087)	(12,579)
Effect of changes in foreign exchange rates	(40)	354
Ending accretable yield	$7,935	$29,634
The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $171.6 million at March 31, 2019 and $175.6 million at December 31, 2018, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
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
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	March 31, 2019		December 31, 2018
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$18,115	$74,254	$18,304	$75,179
PCI loans	18,242	67,650	14,636	54,440
	$36,357	$141,904	$32,940	$129,619
Changes in allowance for loan losses is presented below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Allowance for loan losses at January 1	$32,940	$52,709
Contribution to Colony Credit	—	(518)
Provision for loan losses, net	3,611	5,375
Charge-off	(194)	(3,586)
Allowance for loan losses at March 31	$36,357	$53,980
Provision for loan losses by loan type is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Non-PCI loans	$—	$2,662
PCI loans	3,611	2,713
Total provision for loan losses, net	$3,611	$5,375
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2019, total unfunded lending commitments was $227.5 million, of which the Company's share was $99.8 million, net of amounts attributable to noncontrolling interests.

5. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	March 31, 2019	December 31, 2018
Equity Investments
Equity method investments
Investment ventures	$2,282,817	$2,151,847
Private funds	142,388	138,248
	2,425,205	2,290,095
Other equity investments
Marketable equity securities	131,226	36,438
Investment ventures	96,612	95,196
Private fund and retail company	31,024	24,607
Total equity investments	2,684,067	2,446,336

Debt Securities
N-Star CDO bonds, available for sale	64,410	64,127
CMBS of consolidated fund, at fair value	21,139	32,706
Total debt securities	85,549	96,833
Equity and debt investments	$2,769,616	$2,543,169
Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected.
Equity Method Investments
The Company owns significant interests in Colony Credit and NRE, both publicly-traded REITs that it manages. The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (see Note 11).
The liabilities of the equity method investment entities may only be settled using the assets of these entities and there is no recourse to the general credit of either the Company or the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance.

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at March 31, 2019 (1)	Carrying Value at
Investments	Description			March 31, 2019	December 31, 2018
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.4%	$1,027,345	$1,037,754
NorthStar Realty Europe Corp.	Common equity in publicly traded equity REIT managed by the Company	(2)	11.3%	88,058	87,696
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	100,386	95,418
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	221,183	219,913
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	502,023	481,477
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)		Various	111,183	110,610
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles		Various	25,850	21,730
Other investment ventures	Interests in 17 investments at March 31, 2019		Various	171,046	154,412
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds		Various	178,131	81,085
				$2,425,205	$2,290,095
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

(4)
The Company owns varying levels of stated equity interests in certain acquisition, development and construction ("ADC") arrangements as well as profit participation interests without a stated ownership interest in other ADC arrangements.

Impairment of Equity Method Investments
The Company evaluates its equity method investments for other-than-temporary impairment ("OTTI").
Impairment of $2.6 million was recorded in equity method earnings for the three months ended March 31, 2019 based upon a pending sale of the underlying real estate held by the investee.
No OTTI was recognized for the three months ended March 31, 2018. However, impairment of $61.2 million was subsequently recorded during the year ended December 31, 2018. In making its assessment, the Company considered a variety of factors and assumptions specific to each investment, including: offer prices on the Company's investment; expected payoffs from sales of the underlying business of the investee; estimated fair values or sale proceeds of the underlying real estate held by the investee; estimated enterprise value of the investee; or discounted cash flows from the investment.
Colony Credit—In January 2018, the Company deconsolidated the CLNY Contributed Entities and measured its interest in Colony Credit based upon its proportionate share of Colony Credit's estimated fair value at the closing date of the Combination. The excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities upon deconsolidation of $9.9 million was recognized in other gain on the consolidated statement of operations in the three months ended March 31, 2018.
Colony Credit’s class A common stock had traded between $15.32 and $23.23 per share since its inception through March 29, 2019, the last trading day of the first quarter. At March 31, 2019, the Company's investment in Colony Credit had a carrying value of $1.03 billion or $21.43 per share, which was approximately $276.7 million in excess of its fair value of $750.7 million based upon the closing stock price of $15.66 per share on March 29, 2019. The Company believes that the carrying value of its investment in Colony Credit is recoverable in the near term and determined that its investment in Colony Credit was not other-than-temporarily impaired as of March 31, 2019. If Colony Credit's common stock continues to trade below the Company's carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
Other Equity Investments
Other equity investments that do not qualify for equity method accounting consist of the following:
Marketable Equity Securities—These are equity investment in a third party managed mutual fund and publicly traded equity securities held by a consolidated private open-end fund. The equity securities of the consolidated fund comprise listed stock predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Investment Ventures—This represents primarily common equity in the Albertsons/Safeway supermarket chain (with 50% ownership by a co-investment partner) which was initially recorded at cost and prior to 2018, adjusted for distributions in excess of cumulative earnings. There were no adjustments for any impairment or observable price changes.
Private Fund and Retail Company—This represents limited partnership interest in a third party private fund sponsored by an equity method investee and interest in the Company's sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), for which the Company elected the NAV practical expedient (see Note 11).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At March 31, 2019, the Company’s share of these commitments was $31.3 million.
Private Funds—At March 31, 2019, the Company has unfunded commitments of $270.8 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.
Debt Securities
The Company's investment in debt securities is composed of N-Star CDO Bonds, classified as available-for-sale ("AFS") and commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company that is currently in liquidation, accounted for at fair value through earnings.
AFS Debt Securities
The N-Star CDO bonds are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF that were subsequently repurchased by NRF at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.
The following tables summarize the balance and activities of the N-Star CDO bonds.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2019	$65,732	$2,180	$(3,502)	$64,410
December 31, 2018	67,513	1,565	(4,951)	64,127
Results from disposition of N-Star CDO bonds, with realized gains (losses) recorded in other gain (loss), were as follows for the three months ended March 31, 2018. There were no dispositions in the three months ended March 31, 2019.

Three Months Ended March 31,
(In thousands)	2018
Proceeds from sale	$63,185
Gross realized gain (including $8,205 of unrealized gain transferred from AOCI)	8,384
Gross realized loss	499

Impairment of AFS Debt Securities
The following table presents AFS debt securities that have been in a gross unrealized loss position:

	March 31, 2019				December 31, 2018
	Less Than 12 Months		More Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
N-Star CDO bonds	$9,194	$409	$42,865	$3,093	$54,459	$4,951
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
OTTI loss of $0.7 million was recorded during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recorded $4.4 million of OTTI loss in other gain (loss) due to an adverse change in expected cash flows on N-Star CDOs, and CMBS held by consolidated N-Star CDOs which were subsequently deconsolidated in the second quarter of 2018. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them.
At March 31, 2019 and December 31, 2018, the Company believed that the N-Star CDOs with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired as it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents the goodwill balance by reportable segment.

(In thousands)	March 31, 2019	December 31, 2018
Balance by reportable segment:
Industrial	$20,000	$20,000
Investment management	1,514,561	1,514,561
	$1,534,561	$1,534,561
Impairment
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. Based upon the Company's most recent annual impairment test in 2018, the Company determined that its investment management and industrial goodwill were not impaired. Additionally, no impairment was recognized during the three months ended March 31, 2019.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities

	March 31, 2019			December 31, 2018
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$328,208	$(126,373)	$201,835	$267,221	$(112,673)	$154,548
Above-market lease values	130,216	(47,284)	82,932	129,079	(43,412)	85,667
Below-market ground lease obligations (2)	—	—	—	16,258	(984)	15,274
Deferred leasing costs	117,608	(51,296)	66,312	111,486	(46,666)	64,820
Lease incentives	14,576	(1,652)	12,924	14,576	(1,381)	13,195
Trade name (3)	15,500	—	15,500	15,500	—	15,500
Investment management contracts	194,698	(100,445)	94,253	194,698	(92,618)	102,080
Customer relationships	49,291	(15,863)	33,428	49,291	(15,027)	34,264
Other (4)	41,664	(1,945)	39,719	59,157	(4,241)	54,916
Total deferred leasing costs and intangible assets	$891,761	$(344,858)	$546,903	$857,266	$(317,002)	$540,264
Intangible Liabilities
Below-market lease values	$206,783	$(65,039)	$141,744	$204,066	$(59,180)	$144,886
Above-market ground lease obligations (2)	—	—	—	16,080	(1,580)	14,500
Total intangible liabilities	$206,783	$(65,039)	$141,744	$220,146	$(60,760)	$159,386
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed twelve months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Amounts are presented net of impairments and write-offs.

(2)
Upon adoption of the new lease standard on January 1, 2019, below-market and above-market ground lease obligations were reclassified as a component of operating lease right-of-use asset, included in other assets.

(3)	The Colony trade name is determined to have an indefinite useful life and is not currently subject to amortization.

(4)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with certain hotel properties which are subject to amortization over the term of the respective agreements.

Impairment
No impairment was recorded during the three months ended March 31, 2019.
The following impairment losses were recognized during the year ended December 31, 2018:
Investment Management Contracts—$147.4 million of impairment was recorded on investment management contract intangibles related to non-traded REITs. This consisted of $139.0 million write-off of the NorthStar I and NorthStar II management contract intangibles as the contracts were terminated upon closing of the Combination, and $1.4 million write off of the management contract intangible of the Company's sponsored non-traded REIT, NorthStar/RXR New York Metro Real Estate, Inc., in consideration of the termination of its offering period effective March 2018 and subsequent liquidation, both of which were recorded in the first quarter of 2018, and $7.0 million impairment in the third quarter of 2018 on the NorthStar Healthcare management contract intangible which was valued based upon future net cash flows, discounted at 10%.
Customer Relationships—In the fourth quarter of 2018, the remaining value of the retail customer relationship intangible of $10.1 million was written off based on a reassessment of future capital raising for retail vehicles.
Trade Name—In June 2018, the Company changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and wrote off the remaining value of the NorthStar trade name of $59.5 million.

Amortization of Intangible Assets and Liabilities

	Three Months Ended March 31,
(In thousands)	2019	2018
Above-market lease values	$(3,167)	$(5,183)
Below-market lease values	6,280	7,108
Lease incentives	(271)	(262)
Net increase (decrease) to rental income	$2,842	$1,663

Above-market ground lease obligations	$—	$(286)
Below-market ground lease obligations	—	463
Net increase (decrease) to ground rent expense	$—	$177

In-place lease values	$13,616	$12,405
Deferred leasing costs	5,179	4,171
Trade name	—	804
Investment management contracts	7,827	5,686
Customer relationships	836	1,152
Other	252	515
Amortization expense	$27,710	$24,733
The following table presents the effect of future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Net increase (decrease) to rental income	$8,521	$10,202	$10,209	$9,148	$9,307	$(1,499)	$45,888
Amortization expense	124,969	66,555	52,384	40,050	29,247	93,420	406,625

7. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	March 31, 2019	December 31, 2018
Assets
Restricted cash	$2,060	$4,060
Real estate, net	734,078	852,402
Intangible assets, net	15,342	41,590
Other assets	34,987	43,206
Total assets held for sale	$786,467	$941,258

Liabilities
Lease intangibles and other liabilities, net	$22,435	$68,217
Total liabilities related to assets held for sale	$22,435	$68,217
There were no assets and liabilities held for sale that constituted discontinued operations as of March 31, 2019 and December 31, 2018.
Properties in the THL Hotel Portfolio acquired in 2017 that qualified as held for sale at the time of foreclosure were deemed to be discontinued operations. Such properties have been fully disposed of in the second quarter of 2018. Revenues and expenses from discontinued operations of THL Hotel Portfolio for the three months ended March 31, 2018 were $0.7 million and $0.6 million, respectively.

8. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	March 31, 2019	December 31, 2018
Capital expenditures reserves (1)	$170,545	$215,366
Real estate escrow reserves (2)	46,395	51,352
Borrower escrow deposits	15,653	10,412
Working capital and other reserves (3)	14,522	19,586
Tenant lock boxes (4)	17,989	15,666
Other	61,531	54,376
Total restricted cash	$326,635	$366,758
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2019	December 31, 2018
Interest receivable	$11,961	$14,005
Straight-line rents	63,100	61,196
Hotel-related reserves (1)	15,728	21,636
Investment deposits and pending deal costs	43,072	34,179
Deferred financing costs, net (2)	11,024	7,870
Derivative assets (Note 10)	29,742	33,558
Prepaid taxes and deferred tax assets, net	58,846	71,656
Receivables from resolution of investments (3)	32,624	30,770
Contributions receivable (4)	113,200	55,252
Operating lease right-of-use asset	117,468	—
Accounts receivable (5)	94,745	67,005
Prepaid expenses	40,904	26,991
Other assets	78,997	31,267
Fixed assets, net	46,341	47,932
Total other assets	$757,752	$503,317
__________

(1)
Represents reserves held by the Company's third party managers at certain of the Company's hotel properties to fund furniture, fixtures and equipment expenditures. Funding is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)	Represents primarily proceeds from loan repayments held in escrow and sales of marketable equity securities pending settlement.

(4)	Represents contributions receivable from noncontrolling interests in investment entities as a result of capital calls made at period end.

(5)	Includes receivables for hotel operating income, resident fees, rent and other tenant receivables.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2019	December 31, 2018
Tenant security deposits and payable	$31,307	$29,070
Borrower escrow deposits	18,885	13,001
Deferred income (1)	32,033	40,156
Interest payable	42,123	40,648
Derivative liabilities (Note 10)	304,714	132,808
Contingent consideration—THL Hotel Portfolio (Note 11)	9,312	8,903
Share repurchase payable (2)	—	7,567
Current and deferred income tax liability	105,982	93,174
Operating lease liability (Note 19)	117,440	—
Accrued compensation	34,694	81,911
Accrued carried interest and contractual incentive fee compensation	13,150	12,182
Accrued real estate and other taxes	71,519	64,440
Accounts payable and accrued expenses	128,286	104,596
Other liabilities	127,721	79,465
Total accrued and other liabilities	$1,037,166	$707,921
__________

(1)
Represents primarily prepaid rental income and interest income held in reserve accounts. Includes deferred asset management fee income of $2.9 million at March 31, 2019 and $3.2 million at December 31, 2018, which will be recognized as fee income on a straight-line basis through 2024.

(2)	Represents the Company's common stock repurchases transacted in December 2018 and settled in January 2019.
9. Debt
The Company's debt consists of the following components:

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured and Unsecured Debt (2)	Junior Subordinated Notes	Total Debt
March 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$10,017,683	$280,117	$10,913,905
Premium (discount), net	—	2,586	(33,157)	(80,554)	(111,125)
Deferred financing costs	—	(6,073)	(83,919)	—	(89,992)
	$—	$612,618	$9,900,607	$199,563	$10,712,788
December 31, 2018
Debt at amortized cost
Principal	$—	$616,105	$9,352,902	$280,117	$10,249,124
Premium (discount), net	—	2,697	(41,217)	(81,031)	(119,551)
Deferred financing costs	—	(6,652)	(82,964)	—	(89,616)
	$—	$612,150	$9,228,721	$199,086	$10,039,957
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $356.5 million at March 31, 2019 and $425.9 million at December 31, 2018 was related to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer, if any, is included in liabilities related to assets held for sale (Note 7).

The following table summarizes certain information about the different components of debt carried at amortized cost. Weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend has been met on balance sheet date and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
March 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.8	$—	N/A	2.8
Convertible and exchangeable senior notes	616,105	4.27%	2.8	—	N/A	N/A	616,105	4.27%	2.8
Junior subordinated debt	—	N/A	N/A	280,117	5.46%	17.2	280,117	5.46%	17.2
Secured debt (1)	36,660	5.02%	6.7	—	N/A	N/A	36,660	5.02%	6.7
	652,765			280,117			932,882
Non-recourse
Secured and unsecured debt
Healthcare (2) (3)	2,130,999	4.62%	1.7	1,112,944	6.54%	3.1	3,243,943	5.28%	2.2
Industrial (4)	1,071,514	3.83%	10.4	856,773	4.04%	4.8	1,928,287	3.93%	7.9
Hospitality	12,559	13.01%	2.4	2,646,977	5.60%	3.7	2,659,536	5.64%	3.7
Other Real Estate Equity (2)	181,384	4.23%	3.6	1,682,195	4.38%	3.2	1,863,579	4.36%	3.2
Real Estate Debt	—	N/A	N/A	285,678	4.59%	2.6	285,678	4.59%	2.6
	3,396,456			6,584,567			9,981,023
	$4,049,221			$6,864,684			$10,913,905
December 31, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	3.0	$—	N/A	3.0
Convertible and exchangeable senior notes	616,105	4.27%	3.0	—	N/A	N/A	616,105	4.27%	3.0
Junior subordinated debt	—	N/A	N/A	280,117	5.66%	17.4	280,117	5.66%	17.4
Secured debt (1)	37,199	5.02%	6.9	—	N/A	N/A	37,199	5.02%	6.9
	653,304			280,117			933,421
Non-recourse
Secured debt
Healthcare (2) (3)	2,130,999	4.62%	1.9	1,109,681	6.64%	2.7	3,240,680	5.31%	2.2
Industrial (4)	1,071,721	3.83%	10.6	5,474	5.27%	4.2	1,077,195	3.84%	10.6
Hospitality	12,019	12.99%	2.6	2,636,053	5.68%	3.8	2,648,072	5.71%	3.8
Other Real Estate Equity (2)	200,814	4.02%	3.8	1,789,431	4.43%	3.6	1,990,245	4.39%	3.7
Real Estate Debt	—	N/A	N/A	359,511	4.50%	2.4	359,511	4.50%	2.4
	3,415,553			5,900,150			9,315,703
	$4,068,857			$6,180,267			$10,249,124
__________

(1)	The fixed rate recourse debt represents two promissory notes secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare and other real estate equity segment with an aggregate outstanding principal of $460.2 million at March 31, 2019 and $538.5 million at December 31, 2018 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and leases, as applicable, or otherwise refinance the debt.

(3)
$1.725 billion outstanding principal of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio is scheduled to mature in December 2019. The Company continues to evaluate its options in connection with the scheduled debt maturity. In the fourth quarter of 2018, the Company had impaired the real estate collateralizing the debt by $109.1 million based on a reassessment of the expected hold period, taking into consideration the upcoming debt maturity (see Note 11). The Company will continue to re-evaluate certain assumptions, including with respect to the hold period of the real estate collateralizing the debt, which could result in further impairment of the underlying real estate in a future period. At March 31, 2019, carrying value of the real estate collateralizing the debt was approximately $2.5 billion.

(4)	Includes $613.7 million of outstanding principal of non-recourse unsecured debt that is supported by an unencumbered asset pool within the light industrial portfolio.

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
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2019), depending upon the amount of facility utilization.
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
In April 2019, the Credit Agreement was amended to reduce the aggregate commitments available from $1.0 billion to $750 million, and the option to increase the borrowing commitments, subject to agreement by the lenders and customary closing conditions, from $1.5 billion to $1.125 billion. The amendment also provides that the Company may operate at below the minimum fixed charge coverage ratio, as defined in the Credit Agreement, for a reduced valuation of the borrowing base, and establishes a new floor for the minimum fixed charge coverage ratio for fiscal quarters ended March 31, 2019 and thereafter. At March 31, 2019, the Company was in compliance with all of the financial covenants as amended.
Convertible and Exchangeable Senior Notes
Convertible senior notes and exchangeable senior notes (assumed from NRF at fair value in the Merger) are senior unsecured obligations of the Company and are guaranteed by the Company on a senior unsecured basis.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (2) (In Shares)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2019	December 31, 2018

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013 (1)	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
__________

(1)	Represents initial date of issuance of exchangeable senior notes by NRF prior to the Merger.

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
Junior Subordinated Debt
The junior subordinated debt was assumed by the Company through the Merger at fair value. Prior to the Merger, subsidiaries of NRF, which were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”), issued trust preferred securities ("TruPS") in private placement offerings. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by NRF at the time of the offerings (the "Junior Notes").
The Company may redeem the Junior Notes at par, in whole or in part, for cash, after five years. To the extent the Company redeems the Junior Notes, the Trusts are required to redeem a corresponding amount of TruPS. The ability of the Trusts to pay dividends depends on the receipt of interest payments on the Junior Notes. The Company has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the Junior Notes for up to six consecutive quarters. If payment of interest on the Junior Notes is deferred, the Trusts will defer the quarterly distributions on the TruPS for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the Junior Notes, compounded quarterly.
Interest Incurred
Total interest incurred on the Company's debt, including interest capitalized on real estate under development or construction, was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest expensed	$149,516	$148,889
Interest capitalized	1,046	429
Total interest incurred	$150,562	$149,318

10. Derivatives
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

Fair value of derivative assets and derivative liabilities were as follows:

	March 31, 2019			December 31, 2018
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$25,819	$907	$26,726	$31,127	$1,069	$32,196
Interest rate contracts	237	157	394	862	500	1,362
Performance swaps	—	2,622	2,622	—	—	—
Included in other assets	$26,056	$3,686	$29,742	$31,989	$1,569	$33,558
Derivative Liabilities
Foreign exchange contracts	$6,965	$891	$7,856	$6,193	$211	$6,404
Interest rate contracts	55	185,519	185,574	—	126,404	126,404
Forward contracts	—	111,284	111,284	—	—	—
Included in accrued and other liabilities	$7,020	$297,694	$304,714	$6,193	$126,615	$132,808
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had $41.4 million and $0.8 million of cash collateral on deposit as of March 31, 2019 and December 31, 2018, respectively, included in other assets.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at March 31, 2019, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€84,050	€613	Min $1.06 / Max $1.53	October 2019 to November 2020
GBP	FX Collar	£40,228	£1,962	Min $1.45 / Max $1.82	June 2019 to December 2019
EUR	FX Forward	€476,530	€10,803	Min $1.10 / Max $1.38	April 2019 to February 2024
GBP	FX Forward	£90,445	£26,490	Min $1.24 / Max $1.33	May 2019 to December 2020
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €652.4 million and £232.7 million, or a total of $1.0 billion at March 31, 2019, and €614.0 million and £235.7 million, or a total of $1.0 billion at December 31, 2018.
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

	Three Months Ended March 31,
(In thousands)	2019	2018
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$240	$2,583
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Three Months Ended March 31,
(In thousands)	2019	2018
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$(419)	$(2,882)
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.
At March 31, 2019, the Company held the following interest rate contracts:

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Expiration
Interest rate swap (1)	$—	$2,000,000	3-Month LIBOR	3.39%	December 2019
Interest rate swap	$300,000	$—	1-Month LIBOR	2.15%	February 2022 to February 2024
Interest rate caps	$—	$4,427,714	1-Month LIBOR	3.0% - 4.5%	June 2019 to March 2021
Interest rate caps	€247,513	€441,151	3-Month EURIBOR	1.0% - 1.5%	October 2019 to November 2023
Interest rate caps	£—	£363,716	3-Month GBP LIBOR	1.5% - 2.5%	November 2019 to February 2020
Deliverable swap futures	$—	$14,000	(2)	(2)	June 2019
__________

(1)	Represents a forward-starting interest rate swap that has a maturity date in December 2029, with mandatory settlement at fair value in December 2019.

(2)	A consolidated sponsored investment company sold a 10-year USD deliverable swap futures contract to economically hedge the interest rate exposure on its long dated fixed rate securities.
The following table summarizes amounts recorded in other gain (loss) related to interest rate derivative contracts:

	Three Months Ended March 31,
(In thousands)	2019	2018
Unrealized gain (loss):
Non-designated interest rate contracts	$(59,526)	$56,657
Forward Contracts and Performance Swaps
During December 2018 and January 2019, the Company entered into a series of forward contracts on a portfolio of shares in a real estate mutual fund with a counterparty in an aggregate notional amount of $100 million with a one year term to be settled, at the election of the Company, in cash or through delivery of the mutual fund shares. Concurrently with the forward contracts, the Company entered into a series of swap transactions with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap transactions required a combined collateral deposit of $12 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold.
The forwards and swaps are not designated as hedges for accounting purposes and are subject to fair value adjustments through earnings. For the three months ended March 31, 2019, fair value loss in the forwards of $11.3 million and fair value gain on the swaps of $2.6 million are included in other gain (loss) in the Company’s statement of operations. The Company’s investment in the mutual fund is carried at fair value and is included in equity and debt investments on the balance sheet. Unrealized gain on the mutual fund shares of $11.8 million for the three months ended March 31, 2019 is included in other gain (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
March 31, 2019
Derivative Assets
Foreign exchange contracts	$26,726	$(487)	$—	$26,239
Interest rate contracts	394	(228)	—	166
Performance swaps	2,622	(2,622)	—	—
	$29,742	$(3,337)	$—	$26,405
Derivative Liabilities
Foreign exchange contracts	$(7,856)	$487	$—	$(7,369)
Interest rate contracts	(185,574)	228	31,394	(153,952)
Forward contract	(111,284)	2,622	10,000	(98,662)
	$(304,714)	$3,337	$41,394	$(259,983)
December 31, 2018
Derivative Assets
Foreign exchange contracts	$32,196	$(1,743)	$—	$30,453
Interest rate contracts	1,362	(823)	—	539
	$33,558	$(2,566)	$—	$30,992
Derivative Liabilities
Foreign exchange contracts	$(6,404)	$1,743	$—	$(4,661)
Interest rate contracts	(126,404)	823	840	(124,741)
	$(132,808)	$2,566	$840	$(129,402)

11. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected, but excluding financial assets under the NAV practical expedient, categorized into the following three tier hierarchy:
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets
Equity method investments	$—	$—	$178,131	$178,131
Marketable equity securities	131,226	—	—	131,226
Debt securities available for sale—N-Star CDO bonds	—	—	64,410	64,410
CMBS of consolidated fund	—	21,139	—	21,139
Other assets—derivative assets	—	29,742	—	29,742
Liabilities
Other liabilities—derivative liabilities	—	304,714	—	304,714
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,312	9,312
December 31, 2018
Assets
Equity method investments	$—	$—	$81,085	$81,085
Marketable equity securities	36,438	—	—	36,438
Debt securities available for sale—N-Star CDO bonds	—	—	64,127	64,127
CMBS of consolidated fund	—	32,706	—	32,706
Other assets—derivative assets	—	33,558	—	33,558
Liabilities
Other liabilities—derivative liabilities	—	132,808	—	132,808
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,903	8,903
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
Marketable Equity Securities
Marketable equity securities consist of investment in a third party managed mutual fund and equity securities held by a consolidated fund, which are valued based on listed prices in active markets and classified as Level 1 of the fair value hierarchy.
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
CMBS of consolidated fund—Fair value is determined based on broker quotes or third party pricing services, classified as Level 2 of the fair value hierarchy.
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
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure of the THL Hotel Portfolio (Note 3), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million. Fair value of the contingent consideration is measured using discounted cash flows based on the probability of the former preferred equity holder receiving such payment.
Level 3 Recurring Fair Value Measurements
Quantitative information about recurring Level 3 fair value measurements, for which information about unobservable inputs is reasonably available to the Company, are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
March 31, 2019
Level 3 Assets
Equity method investments—third party private equity funds	$5,354	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	18,569	Discounted cash flows	Discount rate	18.5% (14.8% - 19.5%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.5x	(3)
Equity method investments—other	129,208	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	64,410	Discounted cash flows	Discount rate	22.2% (13.7% - 66.2%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	9,312	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2018
Level 3 Assets
Equity method investments—third party private equity funds	$5,908	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	21,831	Discounted cash flows	Discount rate	17.5% (9.1% - 18.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.8x	(3)
Equity method investments—other	28,346	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	64,127	Discounted cash flows	Discount rate	21.6% (13.6% - 56.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,903	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Fair value was estimated based on a combination of inputs, namely indicative prices of investments sold by the Company as well as underlying NAV of the respective funds on a quarter lag.

(3)	Fair value is affected by change in revenue multiple relative to change in rate of revenue growth.

(4)
Valued based upon transaction price of investments recently acquired or offer prices on investments or underlying assets of investee pending sales. Transaction price approximates fair value for an investee engaged in multi-family development during the development stage and pending certificate of occupancy.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Securitized Loans Receivable	Equity Method Investments	Securities	Debt—Securitized Bonds Payable	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions or accretion	—	60,044	2,969	389	—	—
Paydowns or distributions	(389)	(158,943)	(83,588)	—	—	—
Contribution to Colony Credit	—	(26,134)	—	—	—	—
Realized gains in earnings	—	2,842	4,030	—	—	—
Unrealized gains (losses):
In earnings	(704)	6,273	—	50	10,480	(341)
In other comprehensive loss	—	—	(20,715)	—	—	—
Fair value at March 31, 2018	$44,330	$247,983	$225,939	$(44,103)	$(10,170)	$(7,760)
Unrealized gains (losses) on ending balance:
In earnings	$(704)	$6,021	$—	$50	$10,480	$(341)
In other comprehensive income (loss)	$—	$—	$(5,457)	$—	$—	$—

Fair value at December 31, 2018	$—	$81,085	$64,127	$—	$—	$(8,903)
Purchases, contributions or accretion	—	101,195	1,769	—	—	—
Paydowns, distributions or sales	—	(6,341)	(2,882)	—	—	—
Realized gains in earnings	—	755	(667)	—	—	—
Unrealized gains (losses):
In earnings	—	1,437	—	—	—	(409)
In other comprehensive income (loss)	—	—	2,063	—	—	—
Fair value at March 31, 2019	$—	$178,131	$64,410	$—	$—	$(9,312)
Unrealized gains (losses) on ending balance:
In earnings	$—	$1,437	$—	$—	$—	$(409)
In other comprehensive income (loss)	$—	$—	$(1,322)	$—	$—	$—
Securitized Loans and Securitized Bonds Payable
Prior to May 2018, the Company had elected the fair value option for loans receivable and bonds payable issued by a securitization trust that was consolidated by a N-Star CDO. The N-Star CDO was in turn consolidated by the Company. In May 2018, the Company sold its interests in the N-Star CDO and deconsolidated the N-Star CDO along with the securitization trust consolidated by the N-Star CDO.
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
Due To Affiliates—Contingent Consideration for Internalization
In connection with the Company's acquisition of the investment management business and operations of its former manager in April 2015 (the "Internalization"), contingent consideration is payable to certain senior management personnel of the Company. The contingent consideration is payable in a combination of shares of class A common stock, shares of class B common stock and OP Units, measured based on multi-year performance targets for achievement of a contractually-defined funds from operations ("Benchmark FFO") per share target, as well as real estate and non-real estate capital-raising thresholds from the funds management business, to the extent these targets are met. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full.
Prior to June 30, 2018, the contingent consideration had been remeasured at fair value using a third party valuation service provider and classified as Level 3 of the fair value hierarchy, with the change in fair value recorded in other gain (loss). Fair value of the contingent consideration was measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital-raising component, adjusted for certain targets that had not been met and that had expired. The Company's class A common stock price and related equity volatilities were applied to convert the contingent consideration payout into shares.
At June 30, 2018, the end of the measurement period, the contingent consideration was settled with certain senior management personnel of the Company in a combination of approximately 15,000 shares of class A common stock, 40,000 shares of class B common stock and 1.95 million OP Units. At June 30, 2018, as the contingency was resolved and the number of shares and units to be issued was no longer variable, the payable of $12.5 million, valued based on the closing price of the Company's class A common stock on June 29, 2018, the last trading day of the second quarter, was reclassified out of liabilities into equity, while the associated dividends payable of approximately $6.4 million remained in liabilities. The contingent consideration and associated dividends were fully settled in August 2018.
Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored non-traded REIT and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles.

	March 31, 2019		December 31, 2018
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$16,711	$10,153	$12,617	$13,658
Retail Company—real estate	14,312	—	11,990	—
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	March 31, 2019			December 31, 2018
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$—	$223,052	$223,052	$68,864	$200,281	$269,145
Real estate held for investment	—	85,186	85,186	—	416,272	416,272
Intangible assets—investment management contracts	—	—	—	—	36,400	36,400
Equity method investments	—	7,014	7,014	—	32,761	32,761

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended March 31,
(In thousands)	2019	2018
Impairment loss
Real estate held for sale	$25,183	$8,763
Real estate held for investment	439	4,206
Intangible assets—investment management contracts	—	140,429
Equity method earnings	2,622	—
Impairment is discussed in Note 4 for loans receivable, Note 5 for equity method investments and Note 6 for investment management intangible assets.
Real Estate Held For Sale
At March 31, 2019 and December 31, 2018, real estate held for sale carried at fair value consisted primarily of properties in the European portfolio, valued using either broker price opinions, or a combination of market information, including third-party appraisals and indicative selling prices, adjusted as deemed appropriate by management to account for the inherent risk associated with the properties, and net of 2% to 5% selling cost, classified as Level 3.
Other significant real estate held for sale carried at fair value comprised of certain hotels in the hospitality segment for which the Company previously held a long term hold strategy but in the third quarter of 2018, adopted a sales strategy. These hotels are currently classified as held for sale. Impairment was mostly recorded in 2018 when the hotels were classified as held for investment, based on broker price opinions and net of 3% selling cost, classified as Level 3. In the first quarter of 2019, additional impairment was recorded on certain hotels based on their respective auction prices, classified as Level 2.
Real estate held for sale carried at fair value also included U.S. multi tenant office buildings, valued based on broker quotes net of 2% selling cost, classified as Level 3.
Additionally, at December 31, 2018, certain properties in the THL Hotel Portfolio were impaired and valued based on auction prices or contracted sales prices, net of 2% selling costs, classified as Level 2.
Real Estate Held For Investment
At March 31, 2019, further impairment was recorded on certain properties in the THL Hotel Portfolio that were impacted by the hurricanes in 2017 based upon revised insurance estimates.
At December 31, 2018, real estate held for investment carried at fair value consisted of $282.4 million of healthcare properties that were impaired in the fourth quarter of 2018, driven by shorter hold periods. In the fourth quarter of 2018, the Company had reassessed the hold period on its healthcare properties, taking into consideration the Company's ability to refinance the related debt with upcoming maturities. The Company considered the possibility of shorter hold periods to be an indicator of impairment, among other factors. For properties for which indicators of impairment were identified, the Company compared their carrying values to the undiscounted future net cash flows expected to be generated by these properties over their hold periods, with terminal values estimated based on indicative capitalization rates, adjusted as appropriate for risk characteristics of each property. In performing this analysis, the Company considered the likelihood of possible outcomes under various hold period scenarios depending on its ability to refinance the related debt and applied a probability-weighted approach to different hold periods for each property. For properties where carrying value exceeded undiscounted future net cash flows, the carrying value was determined to not be recoverable. Fair values were estimated for these properties based on the income capitalization approach, using net operating income for each property and applying capitalization rates ranging from 5.5% to 11%. Impairment was measured as the excess of carrying value over fair value, totaling $212.0 million. As the impairment assessment involved subjectivity and judgment, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,607,914	$1,607,914	$1,596,673
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	573,423	13,095	—	586,518	612,618
Secured debt	—	—	9,956,842	9,956,842	9,900,607
Junior subordinated debt	—	—	203,039	203,039	199,563
December 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,667,892	$1,667,892	$1,659,217
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	547,300	13,095	—	560,395	612,150
Secured and unsecured debt	—	—	9,218,692	9,218,692	9,228,721
Junior subordinated debt	—	—	169,619	169,619	199,086
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
12. Variable Interest Entities
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund where it has more than insignificant equity interest in the fund as general partner during the early stages of the fund while additional third party capital is being raised. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $15.3 million at March 31, 2019 and $13.2 million at December 31, 2018. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. At March 31, 2019 and December 31, 2018, the consolidated private fund had total assets of $26.6 million and $42.7 million, respectively, made up primarily of marketable equity securities, and total liabilities of $3.8 million and $20.1 million, respectively.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $121.2 million at March 31, 2019 and $117.3 million at December 31, 2018, included within equity and debt investments.
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

As of June 30, 2018, the Company no longer has any consolidated securitization trusts. The Company contributed its interests in three consolidated securitization trusts to Colony Credit upon closing of the Combination and sold its interests in two consolidated securitization trusts to third parties in the second quarter of 2018, resulting in a deconsolidation of these securitization trusts. The Company has retained its role as special servicer or as collateral manager in these securitization trusts. However, the Company may be removed as special servicer by the controlling class interest holders and may be removed as collateral manager through a right of removal provided to the buyer. Additionally, as of June 30, 2018, the underlying assets of the Company's remaining consolidated securitization trust was liquidated.
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $65.7 million at March 31, 2019 and $67.5 million at December 31, 2018.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 9). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at March 31, 2019 and December 31, 2018, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the Company's consolidated balance sheet.
13. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2017	65,464	542,599	736
Shares issued upon redemption of OP Units	—	2	—
Repurchase of common stock	—	(42,306)	—
Equity-based compensation, net of forfeitures	—	3,257	—
Shares canceled for tax withholding on vested stock awards	—	(2,909)	—
Shares outstanding at March 31, 2018	65,464	500,643	736

Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	3	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	2,659	—
Shares canceled for tax withholding on vested stock awards	—	(582)	—
Shares outstanding at March 31, 2019	57,464	484,775	734
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at March 31, 2019:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007	6,114	$61	$152,855	Currently redeemable
Series E	8.75%	May 2014	10,000	100	250,000	May 15, 2019
Series G	7.5%	June 2014	3,450	35	86,250	June 19, 2019
Series H	7.125%	April 2015	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			57,464	$575	$1,436,605
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
Redemption of Preferred Stock
In May 2018, the Company redeemed all of its outstanding Series D preferred stock, with settlement in July 2018. The preferred stock redemption was at $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to the redemption date. The deficit of the $25.00 per share liquidation preference over the carrying value of the preferred stock redeemed resulted in an increase to net income attributable to common stockholders.
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
Common Stock Repurchases
During the three months ended March 31, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018, and extended in May 2019 for an additional one year term.

During the year ended December 31, 2018, the Company repurchased 61,417,755 shares of its class A common stock, at an aggregate cost of approximately $350.1 million (excluding commissions), or a weighted average price of $5.70 per share. These repurchases were made pursuant to the Company's $300 million share repurchase program authorized in February 2018 and the May 2018 stock repurchase program.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the three months ended March 31, 2019 and during the year ended December 31, 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	1,009	(15,736)	—	35,759	(18,534)	2,498
Amounts reclassified from AOCI	—	(3,800)	—	4,163	(938)	(575)
AOCI at March 31, 2018	$6,423	$(5,118)	$—	$85,853	$(38,121)	$49,037

AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	4,683	1,312	(129)	(11,103)	13,954	8,717
Amounts reclassified from AOCI	—	626	—	(955)	(249)	(578)
AOCI at March 31, 2019	$8,312	$(1,237)	$(220)	$(5,440)	$20,723	$22,138
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$—	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	—	29,242	(4,817)	24,425
Amounts reclassified from AOCI	—	—	4,415	1,267	5,682
AOCI at March 31, 2018	$—	$—	$72,605	$(423)	$72,182

AOCI at December 31, 2018	$—	(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	—	(525)	(15,379)	(2,169)	(18,073)
Amounts reclassified from AOCI	—	—	—	444	444
AOCI at March 31, 2019	$—	$(915)	$(15,979)	$7,919	$(8,975)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2019	2018
Realized gain (loss) on marketable securities	$—	$7,906	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(626)	(4,106)	Other gain (loss), net
Release of cumulative translation adjustments	955	(4,163)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	24	(1,498)	Other gain (loss), net
Realized gain (loss) on net investment hedges	225	2,436	Other gain (loss), net

14. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in a consolidated open-end fund sponsored by the Company.

	Three Months Ended March 31,
(In thousands)	2019	2018
Beginning balance	$9,385	$34,144
Contributions	—	250
Distributions and redemptions	(3,366)	(2,050)
Net income (loss)	1,444	(696)
Ending balance	$7,463	$31,648
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
The Company's investment in the real estate portfolio of its industrial segment is made alongside third party limited partners through a joint venture consolidated by the Company. Over time, additional capital contributions from limited partners reduce the Company's ownership interest in the joint venture. New limited partners are admitted at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions. For the three months ended March 31, 2019 and 2018, the difference between contributions received and the limited partners' share of the joint venture resulted in an increase to additional paid-in capital of $12.5 million and $5.8 million, respectively.
Noncontrolling Interests in Operating Company
Certain current and past employees of the Company directly or indirectly own interests in OP, presented as noncontrolling interests in the Operating Company. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP.
For the three months ended March 31, 2019, the Company redeemed 2,793 OP Units with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
For the year ended December 31, 2018, the Company redeemed 2,870,422 OP Units, of which 2,074,457 OP Units were redeemed in exchange for an equal number of shares of class A common stock on a one-for-one basis, and 795,965 OP Units were redeemed in exchange for cash of $4.8 million to satisfy tax obligations of OP unitholders. The redemptions included 1.0 million OP units issued for settlement of the contingent consideration in connection with the Internalization (Note 11).

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Net income (loss) allocated to common stockholders
Loss from continuing operations	$(30,155)	$(27,275)
Income from discontinued operations	—	117
Net loss	(30,155)	(27,158)
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interests	(1,444)	696
Investment entities	(49,988)	(19,243)
Operating Company	6,611	4,378
Net loss attributable to Colony Capital, Inc.	(74,976)	(41,327)
Preferred dividends	(27,137)	(31,387)
Net loss attributable to common stockholders	(102,113)	(72,714)
Net income allocated to participating securities	(720)	(629)
Net loss allocated to common stockholders—basic	(102,833)	(73,343)
Interest expense attributable to convertible notes (1)	—	—
Net loss allocated to common stockholders—diluted	$(102,833)	$(73,343)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	478,874	530,680
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	478,874	530,680
Basic loss per share
Loss from continuing operations	$(0.21)	$(0.14)
Income from discontinued operations	—	—
Net loss attributable to common stockholders per basic common share	$(0.21)	$(0.14)
Diluted loss per share
Loss from continuing operations	$(0.21)	$(0.14)
Income from discontinued operations	—	—
Net loss attributable to common stockholders per diluted common share	$(0.21)	$(0.14)
__________

(1)
For the three months ended March 31, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $7.2 million and $7.1 million of interest expense, respectively, and 38,112,100 and 38,112,100 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 137,900 and 662,900 for the three months ended March 31, 2019 and 2018, respectively, as well as the weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 17) of 3,814,300 for the three months ended March 31, 2019, as the effect would be antidilutive. There were no contingently issuable shares of class A common stock in relation to PSUs for the three months ended March 31, 2018.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At March 31, 2019 and 2018, there were 31,355,700 and 32,280,500 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

16. Fee Income
The Company's real estate investment management platform manages capital on behalf of institutional and retail investors in private funds, and traded and non-traded REITs, for which the Company earns fee income. For investment vehicles in which the Company co-sponsors with a third party or for which the Company engages a third party sub-advisor, such fee income is shared with the respective co-sponsor or sub-advisor.

The Company's fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2019	2018
Institutional funds	$13,110	$13,141
Public companies (Colony Credit, NRE)	15,106	12,172
Non-traded REITs	5,106	11,459
Other	178	70
	$33,500	$36,842
The following table presents the Company's fee income by type:

	Three Months Ended March 31,
(In thousands)	2019	2018
Base management fees ($32,673 and $34,176 from affiliates, respectively)	$32,836	$34,176
Asset management fees—from affiliates	635	674
Acquisition and disposition fees—from affiliates	—	1,922
Other fee income ($14 and $0 from affiliates, respectively)	29	70
Total fee income	$33,500	$36,842
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds and traded and non-traded REITs, calculated as follows:

•	Private Funds—generally 1% per annum of the limited partners' net funded capital;

•	Colony Credit—1.5% per annum of Colony Credit's stockholders' equity (as defined in its management agreement).

•
Non-Traded REITs—1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, and prior to closing of the Combination on January 31, 2018, 1% to 1.25% per annum of gross assets for NorthStar I and NorthStar II. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and

•
NRE—a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion. The management agreement had provided for the Company's management of NRE through at least January 1, 2023. In November 2018, NRE and the Company reached an agreement to terminate the management agreement upon a sale of NRE or, if no sale is consummated, upon internalization of the management of NRE. Such termination will result in a termination payment to the Company of $70 million, less any incentive fees earned through termination. The strategic review committee of NRE's board of directors is in the process of evaluating strategic alternatives to maximize NRE's shareholder value, which includes the potential sale of NRE.

Asset Management Fees—The Company earns asset management fees from its managed private funds, which represents a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment.
Acquisition and Disposition Fees—Prior to closing of the Combination on January 31, 2018, the Company earned from NorthStar I and NorthStar II an acquisition fee of 1% of the amount funded or allocated to originate or acquire an investment, and a disposition fee of 1% to 2% of the contractual sales price for disposition of an investment.
Incentive Fees—The Company may earn incentive fees from NRE and Colony Credit, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include advisory fees from affiliated and/or unaffiliated third parties, and prior to May 2018, selling commission and dealer manager fees through its broker-dealer platform for selling equity in certain classes of shares in the retail companies. In April 2018, the Company combined its broker-dealer platform with a third party to form a joint venture to distribute future investment products. The Company's share of earnings or losses from the joint venture is reflected in equity method earnings.
17. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2019, an aggregate of 54.4 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
Restricted Stock—Restricted stock awards relating to the Company's class A common stock are granted to senior executives, directors and certain employees, with a service condition only and generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. Following the end of the measurement period for the PSUs, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock either relative to that of a specified peer group or against a target stock price over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs who terminate after the first anniversary of the PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based on achievement of the total shareholder return metric otherwise applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period. In February 2019, the PSUs issued in 2018 were modified to, among other things, reduce the potential maximum number of shares of the Company’s class A common stock to be issued upon final vesting from 200% to 125% of the number of PSUs granted. The incremental value resulting from the modification was immaterial.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2019 PSU Grant	2018 PSU Grant (4)
Expected volatility of the Company's class A common stock (1)	26.2%	29.0%
Expected annual dividend yield (2)	8.5%	7.3%
Risk-free rate (per annum) (3)	2.4%	2.1%
__________

(1)	Based upon historical volatility of the Company's stock, and where applicable, a combination of historical volatility and implied volatility on actively traded stock options of a specified peer group.

(2)	Based upon a combination of historical dividend yields and the current annualized dividends.

(3)	Based upon the continuously compounded zero-coupon US Treasury yield for the term coinciding with the remaining measurement period of the award as of valuation date.

(4)	Reflects assumptions applied in valuing the award upon modification in February 2019.
Fair value of PSU awards, excluding dividend equivalent rights, is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The dividend equivalent right is accounted for as a liability-classified award. The fair value of the dividend equivalent right is recognized as compensation expense on a straight-line basis over the measurement period, and is subject to adjustment to fair value at each reporting period.
LTIP Units—LTIP units are designated as profits interests for federal income tax purposes. Unvested LTIP units do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder, into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 14). LTIP units are valued based on the Company's class A common stock price on grant date, with equity-based compensation cost recognized on a straight-line basis over the service period and represent an allocation to noncontrolling interest in the Operating Company.
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock. Any such additional DSUs will also be credited with additional DSUs as cash dividends are paid, subject to the same restrictions and vesting conditions, if any. Upon separation of service from the Company, vested DSUs are to be settled in shares of the Company’s class A common stock or cash, at the option of the Company. Fair value of DSUs are determined based on the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, or on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Compensation expense (including $122 and $22 amortization of fair value of dividend equivalent right)	$6,663	$12,191
Changes in the Company’s unvested equity awards are summarized below:

					Weighted Average Grant Date Fair Value
	Restricted Stock	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2018	5,422,090	183,134	2,043,949	7,649,173	$5.09	$9.39
Granted	2,752,005	27,391	3,451,992	6,231,388	2.79	5.24
Vested	(1,627,193)	(23,772)	—	(1,650,965)	—	11.40
Forfeited	(93,018)	—	(9,994)	(103,012)	4.56	5.51
Unvested shares and units at March 31, 2019	6,453,884	186,753	5,485,947	12,126,584	$3.65	$7.21
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $8.5 million and $105.0 million for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $53.0 million, which is expected to be recognized over a weighted average period of 2.3 years.
Awards Granted by Managed Companies
Colony Credit and NRE, both managed by the Company, issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). Colony Credit awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. NRE awards generally have similar terms as the Company's stock awards, except that the NRE performance stock units measure NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees are entitled to receive shares of NRE common stock if service conditions and/or market conditions are met. Generally, the Company then grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants are made at the discretion of the Company, and the Company may consult with the board of directors or compensation committees of the respective managed companies as to final allocation of awards to its employees.
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
Equity-based compensation expense recognized in relation to managed company awards was $2.8 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 18). At March 31, 2019, aggregate unrecognized compensation cost for unvested managed company awards was $28.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
18. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from affiliates consist of the following:

(In thousands)	March 31, 2019	December 31, 2018
Investment vehicles and unconsolidated ventures
Fee income	$36,390	$34,429
Cost reimbursements and recoverable expenses	8,542	10,754
Employees and other affiliates	254	596
	$45,186	$45,779
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of the non-traded REITs and Colony Credit, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

•
Direct costs of personnel dedicated solely to NRE plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•	Costs incurred in performing investment due diligence for retail companies and private funds managed by the Company;

•	Equity awards granted by Colony Credit and NRE to employees of the Company, which are presented gross as other income and compensation expense (see Note 17);

•
Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Company's joint venture with Digital Bridge Holdings, LLC ("Digital Bridge") which manages the Company's digital infrastructure investment vehicle; and

•	Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows.

	Three Months Ended March 31,
(In thousands)	2019	2018
Retail companies	$738	$2,387
Public companies (Colony Credit, NRE)	2,632	1,750
Private funds and other	3,535	1,844
Equity awards of Colony Credit and NRE (Note 17)	2,940	812
	$9,845	$6,793
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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At March 31, 2019 and December 31, 2018, there were no outstanding advances under the revolving credit facility.
Liquidating Trust—In connection with the closing of the Combination, a wholly-owned subsidiary of the Company entered into a management services agreement with the liquidating trust that holds the junior participation interest in a loan receivable previously held by NorthStar I that was not transferred to Colony Credit ("NorthStar I Retained Asset"). The Company was engaged as an advisor to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services to the liquidating trust on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial for the three months ended March 31, 2019 and 2018.
Sales to Colony Credit—There were no such sales in the three months ended March 31, 2019. In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to Colony Credit at the unpaid principal amount of the investment of $89.1 million. In July 2018, the Company sold to Colony Credit its interest in a subsidiary holding a net lease property in Norway that was partially financed by a non-callable bond for $121.5 million based on an appraised value of the property, resulting in a gain on sale of $28.6 million.
Healthcare Partnership—The Healthcare Partnership was previously formed by NRF with the intention of expanding the Company’s healthcare business (see Note 17). The Healthcare Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. To date, no incentive fees have been earned by the Healthcare Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in American
Healthcare Investors, LLC (“AHI"). Prior to the termination of its management agreement in October 2018, AHI had provided certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare. For the three months ended March 31, 2018, the Company incurred property management fees and sub-advisory fees to AHI totaling $1.3 million.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three months ended March 31, 2019 and 2018 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of NRE and Colony Credit—As discussed in Note 17, NRE and Colony Credit grant equity awards to the Company and certain of the Company's employees, either directly by NRE and Colony Credit, or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At March 31, 2019 and December 31, 2018, such investments amounted to $6.4 million and $5.7 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.5 million for the three months ended March 31, 2019 and was immaterial for the three months ended March 31, 2018.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.2 million and $0.1 million for personal flights taken during the three months ended March 31, 2019 and 2018, respectively.
19. Commitments and Contingencies
Operating Leases
The Company's operating leases, as lessee, are primarily ground leases assumed through its real estate acquisitions and leases for its corporate offices. Equipment leases are generally short term leases of less than 12 months or constitute immaterial lease payments.
At March 31, 2019, the weighted average remaining lease terms were 25.7 years for ground leases and 8.0 years for office leases.
For the three months ended March 31, 2018, lease expense, including variable lease expense, was $2.0 million for ground leases and $2.7 million for office leases. The following table summarizes lease expense for ground leases, included in property operating expense, and office leases, included in administrative expense, for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
(In thousands)	Ground Leases	Office Leases
Operating lease expense:
Fixed lease expense	$1,959	$2,295
Variable lease expense	573	409
	$2,532	$2,704
Operating Lease Commitments
The operating lease liability was determined using a weighted average discount rate of 5.5%. At March 31, 2019, the Company's future operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows.

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
Remaining 2019	$3,926	$7,073	$10,999
2020	5,318	9,014	14,332
2021	5,487	8,619	14,106
2022	5,877	7,602	13,479
2023	5,821	7,045	12,866
2024 and thereafter	89,276	29,615	118,891
Total lease payments	115,705	68,968	184,673
Present value discount			(67,233)
Operating lease liability (Note 8)			$117,440

At December 31, 2018, the Company's future minimum operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows:

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
2019	$5,236	$9,380	$14,616
2020	5,318	9,007	14,325
2021	5,487	8,617	14,104
2022	5,877	7,602	13,479
2023	5,821	7,045	12,866
2024 and thereafter	89,276	29,615	118,891
Total lease payments	$117,015	$71,266	$188,281
Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million (see Note 11).
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
20. Segment Reporting
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

•
Industrial—The Company's industrial segment is composed of primarily light industrial assets throughout the U.S. Light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks.

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

Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets for administrative use, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with certain affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as corporate level transaction and integration costs.
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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended March 31, 2019
Total revenues	$145,774	$82,372	$196,615	$—	$162,688	$42,477	$2,977	$632,903
Property operating expenses	64,302	22,337	136,345	—	70,095	—	—	293,079
Interest expense	47,527	14,627	42,065	—	31,853	—	13,444	149,516
Depreciation and amortization	40,131	39,445	36,248	—	24,783	8,669	1,521	150,797
Provision for loan losses	—	—	—	—	3,611	—	—	3,611
Impairment loss	—	—	3,850	—	21,772	—	—	25,622
Gain on sale of real estate	—	22,848	139	—	29,314	—	—	52,301
Equity method earnings	—	—	—	5,513	24,608	3,944	—	34,065
Equity method earnings—carried interest	—	—	—	—	—	4,422	—	4,422
Income tax benefit (expense)	1,874	169	(836)	—	(2,074)	12	(256)	(1,111)
Income (loss) from continuing operations	(7,206)	24,154	(26,077)	5,513	59,563	22,777	(108,879)	(30,155)
Net income (loss)	(7,206)	24,154	(26,077)	5,513	59,563	22,777	(108,879)	(30,155)
Net income (loss) attributable to Colony Capital, Inc.	(7,462)	6,428	(22,981)	5,178	23,922	20,548	(100,609)	(74,976)
Three Months Ended March 31, 2018
Total revenues	$152,595	$68,753	$195,782	$—	$205,154	$42,521	$1,859	$666,664
Property operating expenses	66,966	20,811	136,095	—	81,898	—	—	305,770
Interest expense	50,941	10,190	34,361	—	40,280	—	13,117	148,889
Depreciation and amortization	41,127	29,945	35,457	—	28,969	7,676	1,531	144,705
Provision for loan losses	—	—	—	—	5,375	—	—	5,375
Impairment loss	3,780	—	—	—	9,189	140,429	—	153,398
Gain on sale of real estate	—	2,293	—	—	16,151	—	—	18,444
Equity method earnings (losses)	—	—	—	(3,654)	27,217	6,554	—	30,117
Equity method earnings—carried interest	—	—	—	—	—	2,148	—	2,148
Income tax benefit (expense)	(998)	(3)	1,481	—	(4,539)	36,803	64	32,808
Income (loss) from continuing operations	(12,534)	6,321	(11,886)	(3,654)	68,431	(85,483)	11,530	(27,275)
Income from discontinued operations	—	—	—	—	117	—	—	117
Net income (loss)	(12,534)	6,321	(11,886)	(3,654)	68,548	(85,483)	11,530	(27,158)
Net income (loss) attributable to Colony Capital, Inc.	(10,360)	1,278	(10,050)	(3,446)	49,109	(80,520)	12,662	(41,327)

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2019
Total assets	$5,399,403	$4,312,205	$3,989,997	$1,027,345	$6,295,439	$1,995,190	$201,454	$23,221,033
Equity method investments	—	—	—	1,027,345	1,177,146	216,972	3,742	2,425,205
December 31, 2018
Total assets	$5,395,550	$3,185,906	$3,980,988	$1,037,754	$6,371,999	$1,983,911	$259,141	$22,215,249
Equity method investments	—	—	—	1,037,754	1,054,295	194,304	3,742	2,290,095
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended March 31,
(In thousands)	2019	2018
Total income by geography:
United States	$575,287	$613,661
Europe	86,258	78,173
Other	—	302
Total (1)	$661,545	$692,136

(In thousands)	March 31, 2019	December 31, 2018
Long-lived assets by geography:
United States	$13,600,579	$12,454,871
Europe	1,502,993	1,600,623
Total (2)	$15,103,572	$14,055,494
__________

(1)	Total income includes earnings from investments in unconsolidated ventures and excludes cost reimbursement income from affiliates.

(2)
Long-lived assets comprise real estate, real estate related intangible assets and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Balances at March 31, 2019 include operating lease ROU assets of $115.1 million in the United States and $2.4 million in Europe.

21. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$127,948	$121,934
Cash received for income tax refunds	19,113	9,430
Cash paid for amounts included in measurement of operating lease liabilities	3,438	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$83,996	$90,791
Contributions receivable from noncontrolling interests	113,200	12,000
Improvements in operating real estate in accrued and other liabilities	23,023	25,587
ROU assets and operating lease liabilities arising from adoption of lease standard, net of related deferred receivables, intangibles and lease incentives derecognized (Note 2)	126,810	—
Securities acquired, subject to forward contract deliverable, net of cash collateral	90,000	—
Proceeds from loan repayments and asset sales held in escrow	32,624	—
Distributions payable to noncontrolling interests included in other liabilities	3,756	—
Assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed	—	1,753,066
Liabilities of CLNY Investment Entities deconsolidated	—	421,245
Noncontrolling interests of CLNY Investment Entities deconsolidated	—	395,274

	Three Months Ended March 31,
(In thousands)	2019	2018
Redemption of OP Units for cash in accrued and other liabilities	—	2,096
Share repurchase payable	—	36,166
22. Subsequent Events
Corporate Credit Facility—As further described in Note 9, the Credit Agreement was amended in April 2019.
Abraaj Group—In April 2019, the Company completed its previously announced acquisition of the private equity platform of The Abraaj Group in Latin America, which was rebranded as Colony Latam Partners. Colony Latam Partners will continue to be headed by its existing senior management team. The core strategy of the platform will focus on investing growth capital in mid-cap companies in the Latin American region.

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

•
our ability to integrate and maintain consistent standards and controls following the Merger, including our ability to manage our acquisitions effectively (such as Colony Latam Partners) and to realize the anticipated benefits of such acquisitions;

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

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to achieve any of the anticipated benefits certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;

•	our ability to satisfy and manage our capital requirements;

•	our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;

•	our ability to repay or refinance the existing debt on certain properties in our U.S. healthcare portfolio that is scheduled to mature in December 2019 on similar terms or at all;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	changes in our management team, including availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC's website at www.sec.gov.
Overview
We are a leading global investment management firm with $43 billion in assets under management ("AUM"). We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). We have significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp. (NYSE: NRE), which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments. We are headquartered in Los Angeles, with key offices in New York, Paris and London, and have over 400 employees in 19 locations in 12 countries.
We were organized on May 31, 2016 as a Maryland corporation, and was formed through a tri-party merger (the
"Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF") in an all-stock exchange on January 10, 2017. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2017.
We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2019, we owned 93.9% of the Operating Company, as its sole managing member.
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

•
Industrial—Our industrial segment is composed of primarily light industrial assets throughout the U.S. The light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks.

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

Refer to Note 20 to the consolidated financial statements for further information about our reportable segments.
Colony Credit
We own an approximate 36.4% interest, on a fully diluted basis, in Colony Credit Real Estate, Inc. ("Colony Credit," formerly Colony NorthStar Credit Real Estate, Inc. prior to June 25, 2018). Colony Credit was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by our ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and NorthStar Real Estate Income II, Inc. (“NorthStar II”), both publicly registered non-traded REITs sponsored and managed by our subsidiary (the "Combination"). The CLNY Contributed Portfolio comprised our interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within our other equity and debt segment that were transferable assets consistent with Colony Credit's strategy. Upon closing of the Combination, our management contracts with NorthStar I and NorthStar II were terminated; concurrently, we entered into a new management agreement with Colony Credit.
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
We have now achieved approximately 60% of our expected $50 to $55 million ($45 to $50 million on a cash basis) of the previously announced annual compensation and administrative cost savings on a run rate basis.
Corporate Governance Enhancements
In February 2019, we announced the implementation of a series of changes designed to enhance our corporate governance, and entered into a cooperation agreement with Blackwells Capital LLC, a stockholder of the Company. In connection with the cooperation agreement, our board of directors appointed two new independent directors to the board, and further agreed with Blackwells to mutually agree on one additional independent director to be appointed to the board. In addition, in accordance with the cooperation agreement, our board of directors formed a Strategic Asset Review Committee composed solely of independent directors to review, evaluate and make recommendations to the board on issues relating to our assets and business configuration.
Recent Developments
During the three months ended March 31, 2019 and through May 7, 2019, significant developments affecting our business and results of operations included the following:
Acquisitions and Fundraising

•
In February 2019, closed on the acquisition of 50 buildings in our industrial segment at a purchase price of approximately $1.1 billion, part of which includes the initiation of a new bulk industrial strategy. Acquisition of additional four buildings will close upon completion of construction throughout the remainder of 2019.

•
Continued fundraising in our open-end light industrial fund with $141.5 million of additional capital raised in the first quarter of 2019, bringing total third party capital raised to date in our light industrial platform to $1.66 billion. Additionally, raised $72.5 million of capital in our new bulk industrial joint venture initiated in February 2019.

•
Completed the previously announced acquisition of the private equity platform of The Abraaj Group in Latin America, which was rebranded as Colony Latam Partners, and to be headed by its existing senior management team.

Financing and Capital Transactions

•	Repurchased 652,311 shares of our class A common stock for $3.2 million under our May 2018 stock repurchase program, which has been extended for an additional one-year term.

•
In April 2019, amended certain terms of our Credit Agreement, including a reduction of aggregate revolving commitments from $1.0 billion to $750 million and modification of a financial covenant and borrowing base formula.

•	Extended scheduled maturities on $210 million of debt principal in our healthcare segment to 2022.

•	Refinanced $115.5 million of debt financing in our hospitality portfolio, extending its scheduled maturity to March 2021.

•
In connection with the industrial portfolio acquisition in February 2019, closed on $500 million floating rate, five-year unsecured term loan and a $235 million first mortgage debt, and replaced our existing $400 million revolver with a $600 million revolver with a four-year initial term.

Results of Operations
The following table summarizes our results of operations by segment:

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Healthcare	$145,774	$152,595	$(7,206)	$(12,534)	$(7,462)	$(10,360)
Industrial	82,372	68,753	24,154	6,321	6,428	1,278
Hospitality	196,615	195,782	(26,077)	(11,886)	(22,981)	(10,050)
CLNC	—	—	5,513	(3,654)	5,178	(3,446)
Other Equity and Debt	162,688	205,154	59,563	68,548	23,922	49,109
Investment Management	42,477	42,521	22,777	(85,483)	20,548	(80,520)
Amounts not allocated to segments	2,977	1,859	(108,879)	11,530	(100,609)	12,662
	$632,903	$666,664	$(30,155)	$(27,158)	$(74,976)	$(41,327)
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2019
Real estate, net	$4,981,581	$3,901,328	$3,662,423	$—	$1,990,709	$—	$—	$14,536,041
Loans receivable, net	49,973	—	—	—	1,535,027	11,673	—	1,596,673
Equity and debt investments	—	—	—	1,027,345	1,521,557	216,972	3,742	2,769,616
Debt, net	3,221,885	1,909,389	2,615,935	—	2,116,738	—	848,841	10,712,788
December 31, 2018
Real estate, net	$4,995,298	$2,793,004	$3,668,824	$—	$2,161,888	$—	$—	$13,619,014
Loans receivable, net	48,330	—	—	—	1,597,214	13,673	—	1,659,217
Equity and debt investments	—	—	—	1,037,754	1,307,369	194,304	3,742	2,543,169
Debt, net	3,213,992	1,064,585	2,603,599	—	2,309,347	—	848,434	10,039,957

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$540,130	$554,730	$(14,600)
Interest income	46,250	63,854	(17,604)
Fee income	33,500	36,842	(3,342)
Other income	13,023	11,238	1,785
Total revenues	632,903	666,664	(33,761)
Expenses
Property operating expense	293,079	305,770	(12,691)
Interest expense	149,516	148,889	627
Investment and servicing expense	18,979	18,653	326
Transaction costs	2,504	716	1,788
Placement fees	309	123	186
Depreciation and amortization	150,797	144,705	6,092
Provision for loan loss	3,611	5,375	(1,764)
Impairment loss	25,622	153,398	(127,776)
Compensation expense
Cash and equity-based compensation	34,176	49,484	(15,308)
Carried interest and incentive fee compensation	1,051	859	192
Administrative expenses	24,014	24,740	(726)
Total expenses	703,658	852,712	(149,054)
Other income
Gain on sale of real estate	52,301	18,444	33,857
Other gain (loss), net	(49,077)	75,256	(124,333)
Equity method earnings	34,065	30,117	3,948
Equity method earnings—carried interest	4,422	2,148	2,274
Loss before income taxes	(29,044)	(60,083)	31,039
Income tax benefit (expense)	(1,111)	32,808	(33,919)
Loss from continuing operations	(30,155)	(27,275)	(2,880)
Income from discontinued operations	—	117	(117)
Net loss	(30,155)	(27,158)	(2,997)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,444	(696)	2,140
Investment entities	49,988	19,243	30,745
Operating Company	(6,611)	(4,378)	(2,233)
Net loss attributable to Colony Capital, Inc.	(74,976)	(41,327)	(33,649)
Preferred stock dividends	27,137	31,387	(4,250)
Net loss attributable to common stockholders	$(102,113)	$(72,714)	(29,399)

Property Operating Income and Property Operating Expenses

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Property operating income:
Healthcare	$144,690	$151,137	$(6,447)
Industrial	81,232	67,637	13,595
Hospitality	196,555	195,259	1,296
Other Equity and Debt	117,653	140,697	(23,044)
	$540,130	$554,730	(14,600)
Property operating expenses:
Healthcare	$64,302	$66,966	$(2,664)
Industrial	22,337	20,811	1,526
Hospitality	136,345	136,095	250
Other Equity and Debt	70,095	81,898	(11,803)
	$293,079	$305,770	(12,691)
Healthcare—Property operating income and expenses decreased $6.4 million and $2.7 million, respectively, comparing the three months ended March 31, 2019 and 2018. While resident fee income was higher for the three months ended March 31, 2019, higher rent concessions were provided in 2019 than in 2018. The three months ended March 31, 2018 also benefited from termination fees from an early lease termination in our medical office building portfolio. Property income and property expense were also minimally affected by the adoption of the new lease accounting standard as (i) the threshold for recognizing lease income is subject to higher probability of collection criteria under the new lease standard and bad debt is recorded as a direct reduction of revenue; and (ii) property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense in 2019. Additionally, we incurred lower property management fees following the termination of a third party management contract in October 2018, partially offset by higher resident fee expenses and marketing costs.
Industrial—Comparing the three months ended March 31, 2019 and 2018, property operating income and expenses increased $13.6 million and $1.5 million, respectively, as a result of continued growth in our industrial portfolio as acquisitions outpaced dispositions. At March 31, 2019 and March 31, 2018, our industrial portfolio consisted of 419 and 378 buildings, respectively, with a net addition of 41 buildings and 12.5 million rentable square feet.
Comparing our industrial portfolio on a same store basis for the three months ended March 31, 2019 and 2018, property operating income and expenses decreased 1.0% and approximately 5%, respectively. Occupancy decreased marginally to 94.5% for the three months ended March 31, 2019 from 95.9% for the same period in 2018, which reflects natural tenant turnover in a stabilized portfolio averaging approximately 95% occupancy. The decreases in income and expenses can be attributed largely to higher non-rental related income in 2018 and bad debt allowance recorded in 2018 that has since been charged off, respectively. In 2019, bad debt expense is no longer recognized but income is adjusted for amounts not probable of collection under the new lease accounting standard. Such amounts were not material for the three months ended March 31, 2019. Additionally, property taxes and insurance paid directly to third parties by tenants are no longer recognized in income and expense in 2019.

	Three Months Ended March 31,
($ in thousands)	2019	2018	% change
Industrial:(1)
Same store property operating income	$61,340	$61,938	(1.0)%
Same store property operating expenses	17,812	18,691	(4.7)%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned, stabilized and held-for-use throughout the entirety of both the current and prior years. Stabilized properties are properties held for more than one year or that are greater than 90% leased. Properties acquired, disposed or held-for-sale after the same store portfolio is determined are excluded. Our same store portfolio consisted of 314 buildings.

Hospitality—Property operating income and expenses increased $1.3 million and $0.3 million, respectively, comparing the three months ended March 31, 2019 and 2018. Occupancy decreased marginally from 70.5% to 69.7%, however, revenue per available room ("RevPAR") remained fairly consistent at $90. The net increase in income can be attributed to favorable ancillary revenues, while expenses, for the most part, were fairly consistent during the periods under comparison.

Other Equity and Debt—Property operating income and expenses decreased $23.0 million and $11.8 million, respectively, comparing the three months ended March 31, 2019 and 2018. The decreases were driven by continued sales of our non-core properties, primarily in our THL Hotel Portfolio and European portfolio, and contribution of real estate to Colony Credit on January 31, 2018. These decreases were partially offset by income and expenses contributed by a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $17.6 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which had generated $9.5 million of interest income in 2018 prior to contribution, $6.5 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, and decreases due to continuing loan repayments and payoffs. These decreases more than offset new loan originations and additional loan fundings subsequent to the first quarter of 2018.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Institutional funds	$13,110	$13,141	$(31)
Public companies (Colony Credit, NRE)	15,106	12,172	2,934
Non-traded REITs	5,106	11,459	(6,353)
Other	178	70	108
	$33,500	$36,842	(3,342)
Fee income decreased $3.3 million for the three months ended March 31, 2019 compared to the same period in 2018, resulting from:

•
$2.2 million decrease in fee income from Colony Credit, which replaced fees from non-traded REITs, NorthStar I and NorthStar II beginning February 1, 2018. Approximately $2.0 million of the decrease was attributed to acquisition and disposition fees from NorthStar I and NorthStar II in 2018 prior to the closing of the Combination; such fees are excluded from the Colony Credit fee structure;

•	approximately $0.3 million of lower fee income from NRE following the sale of a significant real estate asset in the fourth quarter of 2018 which reduced NRE's net asset value ("NAV") fee basis; and

•	approximately $1.0 million decrease in fee income from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its NAV fee basis effective December 2018.
Other Income
Other income increased $1.8 million for the three months ended March 31, 2019 compared to the same period in 2018, attributable primarily to (i) higher amounts grossed up in other income and equity-based compensation expense related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, (ii) higher dividend income from a consolidated private fund, (iii) higher property management fee income with the growth of our industrial portfolio, and (iv) higher cost reimbursement income in relation to investment due diligence activities and from our joint venture with Digital Bridge that manages our digital infrastructure vehicle, all of which were partially offset by (v) lower recovery income from our loan portfolios which continue to resolve over time, and (vi) a non-recurring class action settlement received in the first quarter of 2018 related to our hospitality segment.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Investment-level financing:
Healthcare	$47,527	$50,941	$(3,414)
Industrial	14,627	10,190	4,437
Hospitality	42,065	34,361	7,704
Other Equity and Debt	31,853	40,280	(8,427)
Corporate-level debt	13,444	13,117	327
	$149,516	$148,889	627
The $0.6 million net increase in interest expense for the three months ended March 31, 2019 compared to the same period in 2018 can be attributed to the following:
Healthcare—Interest expense was $3.4 million lower as the first quarter of 2018 included a higher amortization of debt discount which decreased interest expense. Additionally, interest expense in the first quarter 2019 was lower resulting from debt refinancing that occurred subsequent to the first quarter of 2018, partially offset by accelerated amortization of deferred financing costs as a result of the debt refinancing and the impact of higher LIBOR on variable rate debt.
Industrial—Increase of $4.4 million in interest expense resulted from additional debt obtained to fund new acquisitions, primarily $735 million of new debt to finance our approximately $1.1 billion portfolio acquisition in late February 2019, along with $142 million drawn from our industrial revolver to fund the same acquisition. Additionally, higher deferred financing costs were recognized in 2019 in relation to the new debt and the increased capacity of our industrial revolver, which also resulted in higher unused fees on the revolver. The increase was partially offset by the capitalization of interest on debt financing development activities in the first quarter of 2019.
Hospitality—Interest expense increased $7.7 million, resulting primarily from the impact of higher LIBOR on variable rate debt, additional debt obtained in connection with debt refinancing subsequent to the first quarter of 2018, and higher deferred financing costs expensed as a result of the refinancing.
Other Equity and Debt—Interest expense decreased $8.4 million, driven by: (i) $4.5 million decrease in interest expense from the sale and deconsolidation of our securitization trusts in the second quarter of 2018, (ii) the effect of debt payoffs from continued sales and resolutions of our non-core investments, and (iii) contribution of certain assets along with their underlying debt to Colony Credit on January 31, 2018. These decreases were partially offset by an increase in interest expense mainly from new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Corporate-level debt—The marginal increase in interest expense reflects the effect of higher LIBOR on our junior subordinated debt and higher unused fees on our corporate credit line, partially offset by the absence of interest expense on our corporate credit line which was undrawn in the first quarter of 2019.
Investment and Servicing Expense
There was a marginal $0.3 million net increase in investment and servicing costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. While we incurred higher unconsummated deal costs in 2019, the increase was partially offset by lower write-offs of receivables related to certain retail companies, lower servicing and management fees following the termination of a third party healthcare operator in October 2018 and continued resolution of our loan portfolio, and other decreases in investment related costs.
Transaction Costs
Transaction costs were higher for three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to our acquisition of the Latin American investment management business of The Abraaj Group.
Placement Fees
Immaterial placement fees were incurred in connection with fundraising activities, primarily for our open-end industrial fund in the three months ended March 31, 2019 and our distressed credit fund in the three months ended March 31, 2018.

Depreciation and Amortization
The net increase of $6.1 million in depreciation and amortization comparing the three months ended March 31, 2019 and 2018 is attributable to new acquisitions, including a portfolio of 50 light and bulk industrial properties in February 2019 and a portfolio of office and industrial buildings in France in November 2018. This increase was partially offset, mainly by non-core properties sold or transferred to held for sale, and to a lesser extent, real estate contributed to Colony Credit in January 2018.
Provision for Loan Losses

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Non-PCI loans	$—	$2,662	$(2,662)
PCI loans	3,611	2,713	898
Total provision for loan losses	$3,611	$5,375	(1,764)
Provision for loan losses related to the write-down of a loan to its underlying collateral value upon foreclosure in the three months ended March 31, 2019 and to losses attributable primarily to loans pending sale or in maturity default in the three months ended March 31, 2018.
Of the total provision for loan losses, $1.8 million and $3.2 million in the three months ended March 31, 2019 and 2018, respectively, was attributable to noncontrolling interests in investment entities.
Impairment Loss

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Healthcare	$—	$3,780	$(3,780)
Hospitality	3,850	—	3,850
Other Equity and Debt	21,772	9,189	12,583
Investment Management	—	140,429	(140,429)
	$25,622	$153,398	(127,776)
Healthcare—In the three months ended March 31, 2018, additional impairment was recorded on properties with hurricane-related damage from 2017.
Hospitality—Additional impairment loss was recognized in the three months ended March 31, 2019 on hotels held for sale based on revised expected sale prices.
Other Equity and Debt—Impairment was higher at $21.8 million in the first quarter of 2019 compared to $9.2 million in the first quarter of 2018. The increase resulted from higher impairment of $8.2 million on European properties held for sale based on revised expectation of sales proceeds, and $4.5 million additional impairment in the U.S. resulting from concessions provided to buyers of properties near closing.
Investment Management—Impairment in the three months ended March 31, 2018 was related to the write-off of management contract intangibles of (i) a combined $139.0 million for NorthStar I and NorthStar II upon closing of the Combination as these contracts were terminated, and (ii) $1.4 million for NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR NY Metro"), which had terminated its offering period effective March 31, 2018, followed by subsequent liquidation.
Of the $25.6 million and $153.4 million of total impairment in in the three months ended March 31, 2019 and 2018, respectively, $14.2 million and $7.8 million were attributable to noncontrolling interests in investment entities, respectively.

Compensation Expense
The following table provides the components of compensation expense.

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$24,702	$36,489	$(11,787)
Carried interest and incentive fee compensation	1,051	859	192
Equity-based compensation	9,474	12,995	(3,521)
	35,227	50,343	(15,116)
Compensation expense decreased $15.1 million comparing the three months ended March 31, 2019 and 2018. The first quarter of 2018 had included $6.0 million of compensation expense in connection with the Merger, including $3.2 million of equity-based compensation in connection with awards granted to certain NSAM executives that vested one year from the closing of the Merger. This was partially offset by a $2.0 million increase in equity-based compensation in the first quarter of 2019 related to awards granted by Colony Credit and NRE to the Company and its employees that is grossed up in both income and expense. The remaining net decrease in compensation largely reflects the impact of the corporate restructuring undertaken in November 2018 which was aimed at reducing the Company's global workforce.
Administrative Expenses
Administrative expenses were $24.0 million for the three months ended March 31, 2019, a $0.7 million decrease from the same period in 2018, largely due to our ongoing cost reduction initiatives.
Gain on Sale of Real Estate

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Industrial	$22,848	$2,293	$20,555
Hospitality	139	—	139
Other Equity and Debt	29,314	16,151	13,163
	$52,301	$18,444	33,857
Industrial—The higher gain on sale in the three months ended March 31, 2019 was generated from the sale of a portfolio of 34 buildings in February 2019.
Hospitality—Gain on sale in the three months ended March 31, 2019 pertained to proceeds received on a parcel of land subject to eminent domain.
Other Equity and Debt—We recognized higher gain on sales totaling $29.3 million for the three months ended March 31, 2019 compared to $16.2 million for the three months ended March 31, 2018 related to our European properties and certain U.S. multi-tenant office properties.
Gain on sale of $30.9 million and $10.7 million in the three months ended March 31, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
CLNC	$5,513	(3,654)	$9,167
Other Equity and Debt	24,608	27,217	(2,609)
Investment Management (including $4,422 and $2,148 of carried interest, respectively)	8,366	8,702	(336)
	$38,487	$32,265	6,222
CLNC—Our share of earnings from Colony Credit was $5.5 million in the three months ended March 31, 2019, compared to a net loss of $3.7 million in the three months ended March 31, 2018. The net loss resulted from significant transaction costs incurred in connection with the closing of the Combination.
Other Equity and Debt—Equity method earnings decreased $2.3 million comparing the three months ended March 31, 2019 and 2018, due to several factors such as sales of investments, paydowns and repayments of preferred equity investments, contribution of investments to Colony Credit on January 31, 2018 and impairment on an investee based upon pending sales of its underlying real estate. Decreases were partially offset by earnings from new investments and additional fundings on an ADC investment.
Investment Management—There was a marginal decrease of $0.3 million in overall net earnings comparing the three months ended March 31, 2019 and 2018. While carried interest was higher by $2.3 million in the first quarter of 2019 compared to 2018, the first quarter of 2018 included a one-time gain related to the sale of an equity investment in this segment.
Other Gain (Loss), Net
We recognized a loss of $49.1 million in the three months ended March 31, 2019 and a gain of $75.3 million in the same period in 2018 from a variety of items:

•
$59.2 million loss in the three months ended March 31, 2019 compared to a $56.3 million gain in the same period 2018 on a non-designated out-of-money interest rate swap assumed through the Merger due to the flattening of the 10-year treasury forward curve. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•	$1.0 million lower gain on a loan receivable denominated in a foreign currency; and

•	Various gains recorded in the first quarter of 2018 that were not recurring in 2019 such as:

•
$9.9 million gain in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s interest in Colony Credit;

•
$10.5 million unrealized fair value gain on the contingent consideration liability in connection with Colony's management internalization, which liability was subsequently settled in 2018 (refer to Note 11 of the consolidated financial statements); and

•	$8.4 million gain from sale of CRE securities.

•	Higher unrealized fair value gain on securities held by a consolidated investment company by $1.5 million in the 2019 period compared to 2018;

•	Impairment on CRE securities of approximately $6.0 million in the first quarter of 2018.
Income Tax Benefit (Expense)
We recorded income tax expense of $1.1 million and income tax benefit of $32.8 million in the three months ended March 31, 2019 and 2018, respectively. The large income tax benefit in the prior year resulted primarily from the write-off of deferred tax liabilities in connection with the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination and for NorthStar RXR/NY Metro upon termination of its offering period.
Income from Discontinued Operations
There was immaterial net loss from discontinued operations in 2018 from the hotels in the THL Hotel Portfolio that were classified as held for sale upon acquisition in 2017. These hotels were fully disposed in the second quarter of 2018.
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
At March 31, 2019, our interest in our healthcare segment was 71%.

Portfolio Overview
Our healthcare portfolio is located across 33 states domestically and 13% of our portfolio (based upon NOI) is in the United Kingdom.
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	March 31, 2019	December 31, 2018
Real estate
Held for investment	$4,981,581	$4,995,298
Debt	3,221,885	3,213,992
The following table presents selected operating metrics of our healthcare segment:

	Number of Buildings	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
March 31, 2019
Senior housing—operating	108	6,388 units	86.7%	N/A
Medical office buildings	108	3.8 million sq. ft.	82.4%	4.5
Net lease—senior housing	84	4,231 units	82.1%	11.4
Net lease—skilled nursing facilities	99	11,829 beds	82.4%	5.7
Net lease—hospitals	14	872 beds	58.5%	9.7
Total	413
December 31, 2018
Senior housing—operating	108	6,388 units	86.8%	N/A
Medical office buildings	108	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	84	4,231 units	82.1%	11.7
Net lease—skilled nursing facilities	99	11,829 beds	82.4%	5.9
Net lease—hospitals	14	872 beds	58.1%	9.7
Total	413
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

Revenue mix of our healthcare portfolio weighted by net operating income ("NOI") for the twelve months ended December 31, 2018 (as our operators report on a quarter lag) was as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	59%
Medicaid	31%
Medicare	10%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data.
Financing
At March 31, 2019, our healthcare portfolio is financed by $3.24 billion of outstanding debt principal, of which $2.13 billion is fixed and $1.11 billion is variable rate debt, bearing a combined weighted average interest rate of 5.28%.
Through April 2019, we refinanced an aggregate of $210 million of debt principal, extending their 2019 maturities to 2022, with two one-year extension options. Previous default due to debt and/or lease coverage ratios on two of the refinanced debt have been cured.
There is currently $1.725 billion of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio that is scheduled to mature in December 2019 for which we continue to evaluate our options in connection with the scheduled maturity. In the fourth quarter of 2018, we had impaired the real estate collateralizing the debt by $109.1 million based on a reassessment of the expected hold period, taking into consideration the upcoming debt maturity (see Note 11). We will continue to re-evaluate certain assumptions, including with respect to the hold period of the real estate collateralizing the debt, which could result in further impairment of the underlying real estate in a future period. At March 31, 2019, carrying value of the real estate collateralizing the debt was approximately $2.5 billion.
Performance
Results of operations of our healthcare segment were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$145,774	$152,595
Net loss attributable to Colony Capital, Inc.	7,462	10,360
NOI generated by our healthcare segment, in total and by portfolio, was as follows. NOI is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$145,774	$152,595
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease right-of-use asset	(5,227)	(4,319)
Property operating expenses (1)	(64,302)	(66,966)
NOI—Healthcare	$76,245	$81,310
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Three Months Ended March 31,
($ in thousands)	2019	2018	Change
Senior housing—operating	$17,335	$17,472	$(137)
Medical office buildings	12,424	16,551	(4,127)
Net lease—senior housing	15,379	15,539	(160)
Net lease—skilled nursing facilities	25,744	26,825	(1,081)
Net lease—hospitals	5,363	4,923	440
NOI—Healthcare	$76,245	$81,310	(5,065)
Comparing the three months ended March 31, 2019 and 2018, NOI was lower by $5.1 million or 6.2%, largely due to $3.2 million of termination fees from an early lease termination in 2018 in our medical office building portfolio, coupled with higher rental concessions in 2019 in both our medical office buildings and skilled nursing facilities.
Industrial
Our industrial segment is composed of primarily light industrial assets throughout the U.S. Our light industrial strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector. Light industrial buildings are generally multi-tenant buildings up to 250,000 square feet with an office build-out of less than 20%. They are typically located in supply constrained locations and serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times by providing smaller industrial distribution spaces located closer to a company's customer base. They are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms.
In addition, in February 2019, we initiated a new bulk industrial strategy with the acquisition of six bulk industrial buildings. Our immediate bulk industrial strategy is to stabilize the existing portfolio and seek to invest in bulk industrial properties in major U.S. metropolitan markets, generally targeting warehouses greater than 500,000 square feet.
Our investment in the industrial portfolio is made alongside third party limited partners through joint ventures, composed of sponsored and managed partnerships, including an open end industrial fund for our light portfolio. We also have a wholly owned industrial operating platform which provides vertical integration from acquisition and development to asset management and property management of all our industrial assets.
Capitalization
Light Industrial—At March 31, 2019, we owned 33.5% of our light industrial platform based upon net asset value through our capital contributions totaling $749.2 million. Our ownership interest decreased from 35.3% at December 31, 2018 as we continued to expand our light industrial platform through third party capital, with $141.5 million of additional capital closed in 2019, bringing total third party capital to $1.66 billion at March 31, 2019.
Bulk Industrial—We own 51% of our bulk industrial portfolio through a capital contribution of $72.5 million, with the remaining $69.7 million of capital contributed by a third-party institutional investor for a 49% interest in the newly formed joint venture.
Portfolio Overview
Our industrial portfolio is well-diversified with 53.9 million square feet of light industrial and 4.2 million square feet of bulk industrial, aggregating to over 950 tenants across 27 major U.S. markets, with significant concentrations (based upon NOI) in Atlanta (14%) and Dallas (13%).
The following table presents key balance sheet data of our industrial segment:

(In thousands)	March 31, 2019	December 31, 2018
Real estate
Held for investment	$3,901,328	$2,793,004
Held for sale	8,395	131,400
Debt	1,909,389	1,064,585
We present and discuss below certain key metrics related to our industrial portfolio:

	March 31, 2019				December 31, 2018
	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
Light industrial	413	53,881	91.8%	3.8	400	48,526	94.5%	3.8
Bulk industrial	6	4,183	67.4%	12.0	—	—	—	—
Total	419	58,064	90.0%	4.3	400	48,526	94.5%	3.8

•
At March 31, 2019, as it relates to our total portfolio, 79% of our tenants (based upon leased square feet) were international and national companies, with the top ten tenants making up 10.5% of our portfolio based upon annualized base rent.

•
Total portfolio leased percentage for our light industrial portfolio declined from 94.5% at December 31, 2018 to 91.8% at March 31, 2019, driven largely by vacancy in new acquisitions. The market for light industrial space continues to experience capacity constraints and is driving rental rate growth and strong tenant demand, with initial rental rates on new and renewed leases commencing in 2019 (excluding leases less than 12 months) experiencing a 6.7% growth compared to prior ending rents (on a cash basis).

•	At March 31, 2019, no more than 17% of existing leases by square footage in our light industrial portfolio was scheduled to expire in any single year over the next ten years.
•Acquisitions and dispositions in 2019 are summarized below.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions
Light industrial	47	7,611	79%	$789,486	NA	NA
Bulk industrial	6	4,183	67%	373,182	NA	NA
	53	11,794		$1,162,668
Dispositions
Light industrial	34	2,256	NA	NA	$135,667	$22,848
_________

(1)	Purchase price includes capitalized transaction costs for asset acquisitions.

A significant value-add portfolio of 50 buildings was acquired in February 2019 at a purchase price of approximately $1.1 billion. The portfolio is located across 10 markets, totaling approximately 11.1 million square feet and averaged 73.4% leased at the time of purchase. Forty-four buildings are light industrial, while the remaining six buildings are bulk industrial. In addition, we will be acquiring another four light industrial buildings within the same portfolio that is expected to close upon completion of construction throughout the remainder of 2019.
In terms of dispositions, we continually seek to sell less strategic assets and redeploy capital into high quality real estate in line with our strategy.

•
As of March 31, 2019, we funded $14.4 million with remaining unfunded purchase commitment of $363.5 million for the acquisition of 39 buildings aggregating to 3.4 million square feet, of which eight buildings totaling 1.9 million square feet are under construction.

•	Separately, subsequent to the quarter end through May 7, 2019, we acquired two land parcels in Northern New Jersey for co-development with an operating partner.

•	At March 31, 2019, three buildings with total carrying value of $8.4 million were held for sale. There was no debt financing on these held for sale properties.
Financing
At March 31, 2019, we have outstanding debt at total carrying value of $1.9 billion, bearing a weighted average interest rate of 3.93%, with a weighted average remaining maturity of 7.9 years.
In connection with our light industrial portfolio acquisition in February 2019, we obtained a $500 million floating rate, five-year term loan, of which $300 million is fixed through the use of interest rate swaps. We also replaced our existing $400 million revolver with $600 million revolver, having a four-year initial term, that was $142 million drawn at closing. The combined financing is unsecured, supported by an unencumbered asset pool within the light industrial portfolio and is non-recourse to the Company. Separately, we closed on $235 million first mortgage debt secured by the bulk industrial portfolio.
Performance
Results of operations of our industrial segment were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$82,372	$68,753
Net income attributable to Colony Capital, Inc.	6,428	1,278
NOI generated by our industrial segment was determined as follows. NOI is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial
Total revenues	$80,712	$1,660	$82,372	$68,753
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease right-of-use asset	(3,045)	(187)	(3,232)	(2,297)
Interest income	(180)	—	(180)	(532)
Property operating expenses	(22,124)	(213)	(22,337)	(20,811)
Compensation and administrative expense (1)	(784)	—	(784)	(480)
NOI—Industrial	$54,579	$1,260	$55,839	$44,633
__________

(1)	Compensation and administrative costs of employees engaged in property management and operations are included in compensation and administrative expenses.
The $11.2 million increase in total NOI comparing the three months ended March 31, 2019 and 2018 reflects the continued growth of our portfolio, including the initiation of a new bulk strategy, with net increase in total rentable square feet of 12.5 million, taking into account both acquisitions and dispositions during the period. The six buildings under the bulk portfolio were 67.4% occupied and contributed $1.3 million in NOI for the one month period post-acquisition. Average occupancy in the light portfolio decreased to 90.8% in the first quarter of 2019 from 94.0% in the first quarter of 2018, driven mainly by vacancy in newly acquired value-add properties. Notwithstanding, overall increase in revenues from new acquisitions more than offset corresponding increase in property operating expenses. Additionally, the first quarter of 2018 also included bad debt allowance that has since been charged off, while in the first quarter of 2019, adjustment for amounts not probable of collection was not material.
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
At March 31, 2019, we owned 94% of our hospitality segment.
Financing
At March 31, 2019, our hotel portfolio was financed by $2.7 billion of outstanding debt, predominantly variable rate debt, bearing a weighted average interest rate of 5.64%.
In February 2019, we refinanced $115.5 million of debt principal, extending its maturity to March 2021, with three one-year extension options.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations (based upon NOI before FF&E Reserve) in Florida (21.5%), California (18.1%) and Texas (12.3%).
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	March 31, 2019	December 31, 2018
Real estate
Held for investment	$3,662,423	$3,668,824
Held for sale	66,247	69,699
Debt	2,615,935	2,603,599
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at March 31, 2019 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	3%
Intercontinental	2%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	March 31,		Three Months Ended March 31,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)
2019
Select service	97	13,194	67.1%	$126	$84
Extended stay	66	7,936	74.1%	130	96
Full service	4	966	70.0%	171	120
Total	167	22,096	69.7%	129	90
2018
Select service	97	13,193	68.4%	$123	$84
Extended stay	66	7,936	74.3%	130	96
Full service	4	962	67.7%	181	123
Total	167	22,091	70.5%	128	90
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Performance
Results of operations of our hospitality segment were as follows.

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$196,615	$195,782
Net loss attributable to Colony Capital, Inc.	22,981	10,050
NOI before FF&E Reserve for our hospitality segment, in total and by type, was as follows. NOI before FF&E Reserve is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$196,615	$195,782
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease right-of-use asset	310	(7)
Other income	—	(488)
Property operating expenses (1)	(136,345)	(136,095)
NOI before FF&E Reserve—Hospitality	$60,580	$59,192
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Three Months Ended March 31,
($ in thousands)	2019	2018	Change
Select service	$34,181	$32,365	$1,816
Extended stay	22,847	22,918	(71)
Full service	3,552	3,909	(357)
NOI before FF&E Reserve—Hospitality	$60,580	$59,192	1,388
NOI before FF&E Reserve increased $1.4 million or 2.3% comparing the three months ended March 31, 2019 and 2018. RevPAR remained consistent at $90 although occupancy decreased marginally from 70.5% in the first quarter of 2019 to 69.7% in the same period in 2018. The increase in NOI can be attributed to favorable ancillary income, while expenses were fairly consistent in the periods under comparison.
Colony Credit
At March 31, 2019, we have a 36.4% interest (on a fully diluted basis) in Colony Credit. In the first quarter of 2019, our share of net income in Colony Credit was $5.5 million compared to a $3.7 million net loss in the three months ended

March 31, 2018. The net loss was driven by significant transaction costs incurred in connection with the closing of the Combination.
Our interest in Colony Credit was measured based upon our proportionate share of Colony Credit's fair value at the closing date of the Combination. Colony Credit’s class A common stock had traded between $15.32 and $23.23 per share since its inception through March 29, 2019, the last trading day of the first quarter. At March 31, 2019, our investment in Colony Credit had a carrying value of $1.03 billion or $21.43 per share, which was approximately $276.7 million in excess of its fair value of $750.7 million based upon the closing stock price of $15.66 per share on March 29, 2019. We believe that the carrying value of our investment in Colony Credit is recoverable in the near term and determined that our investment in Colony Credit was not other-than-temporarily impaired as of March 31, 2019. If Colony Credit's common stock continues to trade below the carrying value of our investment for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
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
Our other equity and debt segment generated the following results of operations:

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues	$162,688	$205,154
Net income attributable to Colony Capital, Inc.	23,922	49,109
Significant investments and corresponding debt in our other equity and debt portfolio were as follows.

(In thousands)	March 31, 2019	December 31, 2018
Real estate
Held for investment	$1,990,709	$2,161,888
Held for sale	659,436	651,303
Equity and debt investments
NRE	88,058	87,696
Limited partnership interests in our sponsored and co-sponsored funds	89,653	90,062
Other equity investments (1)	1,258,297	1,026,870
N-Star CDO bonds	64,410	64,127
CMBS of consolidated funds	21,139	32,706
Loans receivable	1,535,027	1,597,214
Debt (2)	2,116,738	2,309,347
_________

(1)	Significant investments include acquisition, development and construction loans ($502.0 million) and preferred equity investments ($221.2 million).

(2)	Includes debt carrying value of $340.9 million financing real estate held for sale.
Significant activities in our other equity and debt segment in the first quarter of 2019 were as follows:

•	Together with our sponsored credit fund, acquired a portfolio of six hotels in France from a distressed hotel owner, with the investment held through an equity method investee.

•	We continue to monetize other non-strategic assets, primarily our loan portfolios and our real estate in Europe, in our efforts to streamline our business and redeploy capital to more strategic areas.

Investment Management
We manage capital on behalf of third party institutional and retail investors through private funds, and traded and non-traded REITs, which provide a stable stream of management fee income. Our investment management platform allows us to raise private third party capital in partnership with our own balance sheet to further scale our core real estate segments and also allows us to pursue a balance sheet light strategy.
Significant Developments in the Investment Management Segment
Abraaj Group—In April 2019, the Company completed its previously announced acquisition of the private equity platform of The Abraaj Group in Latin America, which was rebranded as Colony Latam Partners. Colony Latam Partners will continue to be headed by its existing senior management team. The core strategy of the platform will focus on investing growth capital in mid-cap companies in the Latin American region. Colony Latam Partners manages approximately $530 million of fee earning equity under management ("FEEUM").
Performance
Results of operations of our Investment Management segment were as follows.

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenues (1)	$42,477	$42,521
Net income (loss) attributable to Colony Capital, Inc.	20,548	(80,520)
__________

(1)
Includes $3.4 million and $4.1 million of cost reimbursement income from Colony Credit, NRE and retail companies for the three months ended March 31, 2019 and 2018, which are recorded gross as income and expense in the results of operations.

Net loss recognized in 2018 was driven by impairments on management contract intangibles, specifically write-off of $139.0 million related to the NorthStar I and NorthStar II management contracts that were terminated upon closing of the Combination and $1.4 million related to NorthStar/RXR NY Metro, which had terminated its offering period effective March 31, 2018, followed by subsequent liquidation.
Balance sheet investments of $217.0 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor, which, as of March 31, 2019, included $25.9 million of unrealized carried interest allocation, as well as interests in other asset managers.
Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In the three months ended March 31, 2019, we raised approximately $310 million of third party capital (including our pro rata share from equity method investments in third party asset managers of $38 million), driven primarily by $141.5 million in our open-end industrial fund, $72.5 million in our new bulk industrial joint venture partnership and $44 million in our co-sponsored digital real estate infrastructure vehicle.

Below is a summary of our third party AUM and FEEUM:

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	$9.9	$9.5	$6.6	$6.4
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.5	3.5	1.4	1.4
	CC Real Estate Income Fund (3)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	1.6	1.7	1.0	1.0
	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.5	3.5	3.0	3.1
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments:
		Digital Colony, 50% interest in co-sponsored digital infrastructure vehicle	1.9	1.9	1.9	1.9
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles)	8.4	8.3	3.9	3.8
			$28.8	$28.4	$17.8	$17.6
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
The Company's third party FEEUM was marginally higher at $17.8 billion at March 31, 2019 compared to $17.6 billion at December 31, 2018. The $0.2 billion increase is attributable to fee-bearing capital raised in our light and bulk industrial platform.
Non-GAAP Supplemental Financial Measures
The Company reports funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. The Company also reports NOI for the healthcare and industrial segments and EBITDA for the hospitality segment, which are supplemental non-GAAP financial measures widely used in the equity REIT industry. FFO and NOI should not be considered alternatives to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO and NOI may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income or loss calculated in accordance with GAAP, excluding (i) extraordinary items, as defined by GAAP; (ii) gains and losses from sales of depreciable real estate; (iii) impairment write-downs associated with depreciable real estate; and (iv) gains and losses from a change in control in connection with interests in depreciable real estate or in-substance real estate; plus (v) real estate-related depreciation and amortization; and (vi) including similar adjustments for equity method investments. Included in FFO are gains and losses from sales of assets which are not depreciable real estate such as loans receivable, equity method investments, and equity and debt securities, as applicable.
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

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss attributable to common stockholders	$(102,113)	$(72,714)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	(6,611)	(4,378)
Real estate depreciation and amortization	154,402	143,906
Impairment of real estate	25,622	14,940
Gain on sales of real estate	(55,234)	(22,925)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(35,274)	(40,763)
FFO attributable to common interests in Operating Company and common stockholders	$(19,208)	$18,066
__________

(1)
For the three months ended March 31, 2019, adjustments attributable to noncontrolling interests in investment entities include $51.8 million of real estate depreciation and amortization, $14.2 million of impairment of real estate, offset by $30.7 million of gain on sales of real estate. For the three months ended March 31, 2018, adjustments attributable to noncontrolling interests in investment entities include $43.7 million of real estate depreciation and amortization, $7.8 million of impairment of real estate, offset by $10.7 million of gain on sales of real estate.

Net Operating Income
NOI for our real estate segments represents total property and related income less property operating expenses, adjusted primarily for the effects of (i) straight-line rental income adjustments; and (ii) amortization of acquired above- and below-market lease adjustments to rental income, where applicable. For our hospitality segment, NOI does not reflect the reserve contributions to fund certain capital expenditures, repair, replacement and refurbishment of furniture, fixtures, and equipment ("FF&E Reserve"), based on a percentage of revenues, typically 4% to 5%, that is required under certain debt agreements and/or franchise and brand-managed hotel agreements.
We believe that NOI is a useful measure of operating performance of our respective real estate portfolios as it is more closely linked to the direct results of operations at the property level. NOI also reflects actual rents received during the period after adjusting for the effects of straight-line rents and amortization of above- and below-market leases; therefore, a comparison of NOI across periods better reflects the trend in occupancy rates and rental rates at our properties.
NOI excludes historical cost depreciation and amortization, which are based upon different useful life estimates depending on the age of the properties, as well as adjust for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. This allows for comparability of operating performance of our properties period over period and also against the results of other equity REITs in the same sectors.
Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of our properties, NOI provides a measure of operating performance independent of our capital structure and indebtedness.
However, the exclusion of these items as well as others, such as capital expenditures, FF&E reserve and leasing costs, which are necessary to maintain the operating performance of our properties, and transaction costs and administrative costs, may limit the usefulness of NOI.
The following tables present reconciliations of net income (loss) from continuing operations of the healthcare, industrial and hospitality segments to NOI of the respective segments.

	Healthcare		Industrial		Hospitality (1)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2019	2018	2019	2018	2019	2018
Income (loss) from continuing operations	$(7,206)	$(12,534)	$24,154	$6,321	$(26,077)	$(11,886)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease right-of-use asset	(5,227)	(4,319)	(3,232)	(2,297)	310	(7)
Interest income	—	—	(180)	(532)	—	—
Other income	—	—	—	—	—	(488)
Interest expense	47,527	50,941	14,627	10,190	42,065	34,361
Transaction, investment and servicing costs	3,108	2,310	530	74	1,584	1,542
Depreciation and amortization	40,131	41,127	39,445	29,945	36,248	35,457
Impairment loss	—	3,780	—	—	3,850	—
Compensation and administrative expense	1,653	1,933	3,504	3,222	1,904	2,017
Gain on sale of real estate	—	—	(22,848)	(2,293)	(139)	—
Other (gain) loss, net	(1,867)	(2,926)	8	—	(1)	(323)
Income tax (benefit) expense	(1,874)	998	(169)	3	836	(1,481)
NOI / NOI (before FF&E Reserve)	$76,245	$81,310	$55,839	$44,633	$60,580	$59,192
__________

(1)	NOI for the hospitality segment is before FF&E Reserve based on a percentage of revenues.
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

•
the repayment or refinancing of $1.725 billion of fixed rate debt financing our U.S. healthcare portfolio that is scheduled to mature in December 2019 for which we continue to evaluate our options in connection with the scheduled maturity.

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
Common Stock—Our board of directors declared the following dividends in 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 27, 2019	March 29, 2019	April 15, 2019	$0.11
May 7, 2019	June 28, 2019	July 15, 2019	0.11

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding March 31, 2019 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		57,464	$27,138
Common Stock Repurchases
During the three months ended March 31, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018. As of May 7, 2019, $246.7 million remained outstanding under the May 2018 stock repurchase program. In May 2019, the Company's board of directors authorized an extension of the stock repurchase program for an additional one year term.
Investment-Level Debt Maturity
There is currently $1.725 billion of fixed rate debt financing our U.S. healthcare portfolio that is scheduled to mature in December 2019 for which we continue to evaluate our options in connection with the scheduled maturity. A refinancing of such debt may require us to provide additional equity and/or commit funds for future capital expenditures in the portfolio.
Settlement of Interest Rate Swap
In connection with the Merger, we assumed a $2 billion notional interest rate swap intended to hedge against future interest rate increases of certain healthcare mortgage debt at a break-even 10-year swap rate of 3.394%. This interest rate swap does not qualify for hedge accounting; therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. The swap is currently out of the money and is subject to margin calls if the liability is in excess of $160 million. The swap expires in December 2019 with a mandatory cash settlement at fair value (receivable to the Company if the 10-year swap rate is greater than 3.394% and a liability of the Company if the 10-year swap rate is lower than 3.394%) and can be terminated by the Company any time prior to expiration at termination value. As of May 7, 2019, the termination value of the liability was approximately $179.8 million, and a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve would result in a reduction of $175.7 million or additional $196.2 million in the cash settlement amount.
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
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 9 to the consolidated financial statements.
Our ability to raise and access third party capital in our sponsored investment vehicles would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.

Corporate Credit Facility
As described in Note 9 to the consolidated financial statements, the Credit Agreement, which was amended in April 2019, provides a secured revolving credit facility in the maximum principal amount of $750 million, which may be increased to a maximum capacity of $1.125 billion, subject to customary conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of May 7, 2019, the borrowing base valuation was sufficient to permit borrowings of up to the full $750 million commitment, of which the full amount was available to be drawn.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement and as amended in April 2019. As of March 31, 2019, we were in compliance with the financial covenants, as amended.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in Note 9 to the consolidated financial statements.
Public Offerings
We may offer and sell various types of securities under our effective shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
There were no public offerings of securities in the three months ended March 31, 2019 and in the year ended December 31, 2018.
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$66,636	$99,952
Investing activities	(924,951)	(140,242)
Financing activities	676,675	(418,736)
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
Our operating activities generated cash of $66.6 million and $100.0 million in the three months ended March 31, 2019 and 2018, respectively.
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
Our investing activities generated net cash outflows of $925.0 million and $140.2 million in the three months ended March 31, 2019 and 2018, respectively.
The significantly higher cash outflows in the three months ended March 31, 2019 was driven by net cash outflows of $973.1 million from our real estate acquisitions and sales, in particular, acquisition of a 50 building portfolio in our industrial segment for $1.1 billion in February 2019. By contrast, our real estate investment activities in the three months ended March 31, 2018 generated much lower net cash outflows of $123.8 million. Additionally, contributions to our equity investments net of distributions resulted in a net cash outflow of $83.0 million in the three months ended March 31, 2019, while the three months ended March 31, 2018 had positive cash inflows of $63.5 million as we received a return of capital from our initial investment in the digital real estate infrastructure joint venture upon raising third party capital through a private fund. Net cash inflows from our loan and securities portfolio was also lower in the three months ended March 31, 2019 at $114.5 million compared to the three months ended March 31, 2018 at $169.1 million. In the first quarter of 2018, however, we had contributed the CLNY Contributed Portfolio to Colony Credit, which included $141.2 million of cash and restricted cash.
Financing Activities
We finance our investing activities largely through investment-level secured debt along with capital from third party or affiliated co-investors. We also draw upon our corporate credit facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and debt such as our convertible notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred and common stockholders, as well as distributions to our noncontrolling interests.
Financing activities generated net cash inflows of $676.7 million in the three months ended March 31, 2019 compared to net cash outflows of $418.7 million in the three months ended March 31, 2018. The net cash inflows in the three months ended March 31, 2019 was composed of borrowings exceeding debt repayments by $654.8 million, in particular borrowings of $735 million to fund a large portfolio acquisition in our industrial segment in February 2019, $117.3 million of net contributions from noncontrolling interests as we raised $213.2 million of third party capital in our industrial platform in the first quarter of 2019. In comparison, the net cash outflows in the three months ended March 31, 2018 was driven by repurchases of 42.3 million shares of common stock totaling $210.3 million and dividend payments of $179.5 million. In the three months ended March 31, 2019, dividend payments were lower at $80.6 million, primarily as a result of lower per share dividends beginning in the second quarter of 2018 combined with dividend savings from common stock repurchases and preferred stock redemptions throughout 2018 and in the first quarter of 2019. Stock repurchase activity was also significantly reduced in the first quarter of 2019, at $0.7 million shares for $10.7 million.
Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2018.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain equity method investments, we provide customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of March 31, 2019.
In connection with the THL Hotel Portfolio, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $75 million.
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
Other than adoption of the new lease accounting standard, which is included in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report, there have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
For more information, see Item 2, “Management's Discussion and Analysis—Risk Management.”
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
At March 31, 2019, we had approximately €652.4 million and £232.7 million or a total of $1.0 billion, in net investments in our European subsidiaries and a £38.3 million or $50.0 million loan receivable held by a U.S subsidiary. A 1% change in these foreign currency rates would result in a $10.4 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.5 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at March 31, 2019, including notional amount and key terms, is included in Note 10 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2019, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all of a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the quarter ended March 31, 2019, in satisfaction of redemption requests by certain OP Unit holders, we issued an aggregate of 2,793 shares of our class A common stock to certain of our employees. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
On May 23, 2018, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. In May 2019, the Company's board of directors authorized an extension of the stock repurchase program for an additional one year term.
The following table presents information related to our purchases of the Company's class A common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1, 2019 to January 31, 2019	652,311	$4.84	652,311	$246,744,227
February 1, 2019 to February 28, 2019	—	N/A	N/A	246,744,227
March 1, 2019 to March 31, 2019	—	N/A	N/A	246,744,227
Total	652,311	$4.84	652,311	246,744,227

Item 3.	Defaults Upon Senior Securities.
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

10.1*	Second Amendment to Employment Agreement and Restrictive Covenant Agreement, dated March 1, 2019, by and among the Company and Thomas J. Barrack, Jr.
10.2
Second Amendment, dated as of January 8, 2019, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 1, 2019)

10.3
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.4
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Neale W. Redington (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.5
Amended and Restated Aircraft Time Sharing Agreement, dated as of January 16, 2019, by and among Colony Capital Advisors, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2019)

10.6
Cooperation Agreement, dated as of February 10, 2019, by and among Colony Capital, Inc. and Blackwells Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019)

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

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
Dated: May 10, 2019

COLONY CAPITAL, INC.

By:	/s/ Thomas J. Barrack, Jr.
Thomas J. Barrack, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark M. Hedstrom
Mark M. Hedstrom
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)