Form 10-Q
period 2019-06-30
Colony Capital, Inc.
filed 2019-08-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2019, 486,966,409 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018(1)
Assets
Cash and cash equivalents	$353,984	$461,912
Restricted cash	336,491	364,605
Real estate, net	10,348,430	10,826,010
Loans receivable, net	1,487,611	1,659,217
Equity and debt investments ($413,887 and $238,963 at fair value, respectively)	2,373,690	2,529,747
Goodwill	1,514,561	1,514,561
Deferred leasing costs and intangible assets, net	372,351	445,930
Assets held for sale	5,205,340	3,967,345
Other assets ($20,953 and $33,558 at fair value, respectively)	621,673	400,143
Due from affiliates	44,407	45,779
Total assets	$22,658,538	$22,215,249
Liabilities
Debt, net	$8,739,667	$8,975,372
Accrued and other liabilities ($398,083 and $141,711 at fair value, respectively)	1,020,709	634,144
Intangible liabilities, net	100,730	147,470
Liabilities related to assets held for sale	2,168,168	1,218,495
Dividends and distributions payable	84,221	84,013
Total liabilities	12,113,495	11,059,494
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	7,945	9,385
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 liquidation preference; 250,000 shares authorized; 57,464 shares issued and outstanding	1,407,495	1,407,495
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 487,013 and 483,347 shares issued and outstanding, respectively	4,870	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,621,655	7,598,019
Distributions in excess of earnings	(2,699,276)	(2,018,302)
Accumulated other comprehensive income	26,967	13,999
Total stockholders’ equity	6,361,718	7,006,052
Noncontrolling interests in investment entities	3,861,047	3,779,728
Noncontrolling interests in Operating Company	314,333	360,590
Total equity	10,537,098	11,146,370
Total liabilities, redeemable noncontrolling interests and equity	$22,658,538	$22,215,249
__________

(1)
Prior period amounts have been revised to reflect classification of the industrial business as a discontinued operation and presentation of the assets and liabilities of the industrial business as assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets (Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
Revenues
Property operating income	$488,788	$518,953	$947,686	$1,006,046
Interest income	35,055	44,121	81,125	107,443
Fee income ($33,267, $38,000, $64,118 and $73,458 from affiliates, respectively)	35,433	38,290	66,461	73,818
Other income ($11,339, $10,094, $21,184 and $16,887 from affiliates, respectively)	14,163	14,124	26,226	24,778
Total revenues	573,439	615,488	1,121,498	1,212,085
Expenses
Property operating expense	279,240	300,191	549,982	585,150
Interest expense	141,738	142,453	276,627	281,152
Investment and servicing expense	20,017	25,891	38,466	44,470
Transaction costs	318	2,641	2,822	3,357
Placement fees	—	1,170	309	1,293
Depreciation and amortization	109,382	105,414	220,734	220,174
Provision for loan loss	15,003	13,933	18,614	19,308
Impairment loss	84,695	69,660	110,317	223,058
Compensation expense—cash and equity-based	42,430	52,527	73,947	99,616
Compensation expense—carried interest	1,146	—	2,418	—
Administrative expenses	20,146	23,536	42,531	46,969
Total expenses	714,115	737,416	1,336,767	1,524,547
Other income (loss)
Gain on sale of real estate	6,077	42,702	35,530	58,853
Other gain (loss), net	(89,506)	28,798	(138,575)	104,054
Equity method earnings (losses)	(259,288)	(775)	(225,225)	29,307
Equity method earnings—carried interest	1,836	—	6,732	—
Loss from continuing operations before income taxes	(481,557)	(51,203)	(536,807)	(120,248)
Income tax benefit (expense)	(2,585)	531	(3,783)	33,324
Loss from continuing operations	(484,142)	(50,672)	(540,590)	(86,924)
Income (loss) from discontinued operations	(504)	7,764	25,789	16,858
Net loss	(484,646)	(42,908)	(514,801)	(70,066)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	509	1,873	1,953	1,177
Investment entities	(13,414)	26,360	36,574	45,603
Operating Company	(29,989)	(5,728)	(36,600)	(10,106)
Net loss attributable to Colony Capital, Inc.	(441,752)	(65,413)	(516,728)	(106,740)
Preferred stock redemption (Note 13)	—	(3,995)	—	(3,995)
Preferred stock dividends	27,138	31,388	54,275	62,775
Net loss attributable to common stockholders	$(468,890)	$(92,806)	$(571,003)	$(165,520)
Basic loss per share
Loss from continuing operations per basic common share	$(0.98)	$(0.20)	$(1.21)	$(0.35)
Net loss per basic common share	$(0.98)	$(0.19)	$(1.19)	$(0.33)
Diluted loss per share
Loss from continuing operations per diluted common share	$(0.98)	$(0.20)	$(1.21)	$(0.35)
Net loss per diluted common share	$(0.98)	$(0.19)	$(1.19)	$(0.33)
Weighted average number of shares
Basic	479,228	488,676	479,577	509,562
Diluted	479,228	488,676	479,577	509,562
Dividends declared per common share	$0.11	$0.11	$0.22	$0.22
__________

(1)
Prior period amounts have been revised to reflect classification of the industrial business as a discontinued operation and presentation of results of operations of the industrial business as income (loss) from discontinued operations on the consolidated statement of operations (Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(484,646)	$(42,908)	$(514,801)	$(70,066)
Other comprehensive income (loss):
Other comprehensive income from investments in unconsolidated ventures, net	4,409	999	9,319	2,098
Net change in fair value of available-for-sale debt securities	(766)	1,632	1,298	(19,086)
Net change in fair value of cash flow hedges	(6,187)	—	(6,850)	—
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	7,574	(103,050)	(20,672)	(26,649)
Change in fair value of net investment hedges	3,606	37,937	16,470	13,559
Net foreign currency translation adjustments	11,180	(65,113)	(4,202)	(13,090)
Other comprehensive income (loss)	8,636	(62,482)	(435)	(30,078)
Comprehensive loss	(476,010)	(105,390)	(515,236)	(100,144)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	509	1,873	1,953	1,177
Investment entities	(9,906)	(9,329)	22,453	40,021
Operating Company	(29,680)	(7,286)	(35,778)	(11,544)
Comprehensive loss attributable to stockholders	$(436,933)	$(90,648)	$(503,864)	$(129,798)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(41,327)	—	(41,327)	19,243	(4,378)	(26,462)
Other comprehensive income	—	—	—	—	2,177	2,177	30,107	120	32,404
Common stock repurchases	—	(423)	(246,018)	—	—	(246,441)	—	—	(246,441)
Equity-based compensation	—	33	10,722	—	—	10,755	—	1,414	12,169
Redemption of OP Units for cash and class A common stock	—	—	24	—	—	24	—	(2,120)	(2,096)
Shares canceled for tax withholdings on vested stock awards	—	(29)	(31,723)	—	—	(31,752)	—	—	(31,752)
Deconsolidation of investment entities	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	97,867	—	97,867
Distributions to noncontrolling interests	—	—	—	—	—	—	(82,512)	(3,551)	(86,063)
Preferred stock dividends	—	—	—	(31,387)	—	(31,387)	—	—	(31,387)
Common stock dividends declared ($0.11 per share)	—	—	—	(55,852)	—	(55,852)	—	—	(55,852)
Reallocation of equity (Note 2 and 14)	—	—	(11,675)	—	(254)	(11,929)	(5,822)	17,751	—
Balance at March 31, 2018	$1,606,966	$5,014	$7,634,952	$(1,294,996)	$49,037	$8,000,973	$3,266,975	$411,631	$11,679,579
Net income (loss)	—	—	—	(65,413)	—	(65,413)	26,360	(5,728)	(44,781)
Other comprehensive loss	—	—	—	—	(25,235)	(25,235)	(35,689)	(1,558)	(62,482)
Redemption of preferred stock	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(125)	(72,463)	—	—	(72,588)	—	—	(72,588)
Equity-based compensation	—	1	9,193	—	—	9,194	—	—	9,194
Redemption of OP Units for cash and class A common stock	—	15	18,860	—	—	18,875	—	(18,875)	—
Shares canceled for tax withholdings on vested stock awards	—	—	(298)	—	—	(298)	—	—	(298)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Contributions from noncontrolling interests	—	—	—	—	—	—	287,090	—	287,090
Distributions to noncontrolling interests	—	—	—	—	—	—	(137,317)	(3,344)	(140,661)
Preferred stock dividends	—	—	—	(29,356)	—	(29,356)	—	—	(29,356)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,952)	—	(53,952)	—	—	(53,952)
Reallocation of equity (Note 2 and 14)	—	—	14,664	—	128	14,792	(15,357)	565	—
Balance at June 30, 2018	$1,407,495	$4,905	$7,616,918	$(1,443,717)	$23,930	$7,609,531	$3,392,062	$382,691	$11,384,284
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(74,976)	—	(74,976)	49,988	(6,611)	(31,599)
Other comprehensive income (loss)	—	—	—	—	8,045	8,045	(17,629)	513	(9,071)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for cash and class A common stock	—	—	33	—	—	33	—	(33)	—
Equity-based compensation	—	27	6,323	—	—	6,350	191	—	6,541
Shares canceled for tax withholdings on vested stock awards	—	(6)	(3,001)	—	—	(3,007)	—	—	(3,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	305,216	—	305,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(107,377)	(3,450)	(110,827)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,410)	—	(53,410)	—	—	(53,410)
Reallocation of equity (Notes 2 and 14)	—	—	12,733	—	94	12,827	(12,533)	(294)	—
Balance at March 31, 2019	$1,407,495	$4,855	$7,610,947	$(2,176,730)	$22,138	$6,868,705	$3,996,206	$350,530	$11,215,441
Net loss	—	—	—	(441,752)	—	(441,752)	(13,414)	(29,989)	(485,155)
Other comprehensive income	—	—	—	—	4,819	4,819	3,508	309	8,636
Redemption of OP Units for cash and class A common stock	—	2	2,061	—	—	2,063	—	(2,063)	—
Equity-based compensation	—	20	7,720	—	—	7,740	197	—	7,937
Contributions from noncontrolling interests	—	—	—	—	—	—	87,304	—	87,304
Distributions to noncontrolling interests	—	—	—	—	—	—	(212,842)	(3,429)	(216,271)
Preferred stock dividends	—	—	—	(27,138)	—	(27,138)	—	—	(27,138)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,656)	—	(53,656)	—	—	(53,656)
Reallocation of equity (Notes 2 and 14)	—	—	927	—	10	937	88	(1,025)	—
Balance at June 30, 2019	$1,407,495	$4,877	$7,621,655	$(2,699,276)	$26,967	$6,361,718	$3,861,047	$314,333	$10,537,098
The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(514,801)	$(70,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(9,749)	(14,347)
Paid-in-kind interest added to loan principal, net of interest received	(25,028)	(16,615)
Straight-line rents	(12,502)	(14,754)
Amortization of above- and below-market lease values, net	(6,731)	(1,503)
Amortization of deferred financing costs and debt discount and premium	45,578	48,093
Equity method (earnings) losses	219,137	(34,140)
Distributions of income from equity method investments	54,744	34,924
Provision for loan losses	18,614	19,308
Allowance for doubtful accounts	4,419	22,104
Impairment of real estate and intangibles	110,317	223,232
Depreciation and amortization	305,539	282,601
Equity-based compensation	14,929	21,566
Change in fair value of contingent consideration—Internalization	—	(1,730)
Gain on sales of real estate, net	(58,925)	(61,146)
Payments of cash collateral on derivative, net of cash received	(106,399)	—
Deferred income tax expense (benefit)	247	(45,181)
Other (gain) loss, net	137,300	(102,324)
Increase in other assets and due from affiliates	(16,351)	(52,562)
Decrease in accrued and other liabilities and due to affiliates	(16,978)	(26,999)
Other adjustments, net	(4,209)	919
Net cash provided by operating activities	139,151	211,380
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(116,520)	(189,198)
Return of capital from equity method investments	118,548	230,128
Acquisition of loans receivable and debt securities	(771)	(82,477)
Net disbursements on originated loans	(40,415)	(88,543)
Repayments of loans receivable	226,888	57,434
Proceeds from sales of loans receivable and debt securities	28,920	125,733
Cash receipts in excess of accretion on purchased credit-impaired loans	10,145	44,155
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,590,459)	(542,572)
Proceeds from sales of real estate	442,657	428,562
Proceeds from paydown and maturity of debt securities	6,038	27,038
Cash and restricted cash contributed to Colony Credit	—	(141,153)
Proceeds from sale of equity investments	28,163	89,115
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 12)	—	142,270
Investment deposits	(20,253)	(14,224)
Net receipts (payments) on settlement of derivative instruments	29,793	(19,852)
Other investing activities, net	19,076	(3,059)
Net cash provided by (used in) investing activities	(858,190)	63,357

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(54,274)	(64,208)
Dividends paid to common stockholders	(106,836)	(202,552)
Repurchase of common stock	(10,734)	(319,029)
Borrowings from corporate credit facility	218,000	504,000
Repayment of borrowings from corporate credit facility	(133,000)	(554,000)
Borrowings from secured debt	3,026,410	432,408
Repayments of secured debt	(2,396,309)	(699,178)
Payment of deferred financing costs	(54,785)	(8,176)
Contributions from noncontrolling interests	446,936	405,381
Distributions to and redemptions of noncontrolling interests	(349,811)	(242,627)
Shares canceled for tax withholdings on vested stock awards	(3,007)	(32,050)
Redemption of OP Units for cash	—	(2,096)
Other financing activities, net	(2,855)	(350)
Net cash provided by (used in) financing activities	579,735	(782,477)
Effect of exchange rates on cash, cash equivalents and restricted cash	365	(4,920)
Net decrease in cash, cash equivalents and restricted cash	(138,939)	(512,660)
Cash, cash equivalents and restricted cash, beginning of period	832,730	1,393,920
Cash, cash equivalents and restricted cash, end of period	$693,791	$881,260

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2019	2018
Beginning of the period
Cash and cash equivalents	$461,912	$921,822
Restricted cash	364,605	466,912
Restricted cash included in assets held for sale	6,213	5,186
Total cash, cash equivalents and restricted cash, beginning of period	$832,730	$1,393,920

End of the period
Cash and cash equivalents	$353,984	$480,230
Restricted cash	336,491	395,842
Restricted cash included in assets held for sale	3,316	5,188
Total cash, cash equivalents and restricted cash, end of period	$693,791	$881,260
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
1. Business and Organization
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company" and formerly, Colony NorthStar, Inc. prior to June 25, 2018) is a leading global investment management firm with $43 billion of assets under management as of June 30, 2019. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp. (NYSE: NRE), which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments.
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
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2019, the Company owned 94% of the OP, as its sole managing member. The remaining 6% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Strategic Asset Review
In February 2019, the Company announced the implementation of a series of changes designed to enhance its corporate governance, and entered into a cooperation agreement with Blackwells Capital LLC, a stockholder of the Company. In connection with the cooperation agreement, the Company's board of directors formed a Strategic Asset Review Committee, composed solely of independent directors, to review, evaluate and make recommendations to the board on issues relating to the Company's assets and business configuration.
As part of a comprehensive review undertaken by the Company, together with its Strategic Asset Review Committee and an independent advisor, which was unanimously supported by the Company’s board of directors, the Company has undertaken certain strategic initiatives intended to build on core investment management competencies while focusing on high-growth businesses. A key component of this strategic evolution was the Company’s recent acquisition of Digital Bridge Holdings LLC (“DBH”), a leading investment manager of digital infrastructure investments dedicated to the next generation of mobile and internet connectivity (Note 23), which also addresses the Company's Chief Executive Officer succession plans. These previously announced and/or completed initiatives also include the anticipated termination of the Company’s management agreement with NRE in connection with the pending sale of NRE, a corporate restructuring and reorganization plan that is on track with its cost savings objectives, the stabilization of the capital structure of the healthcare portfolio, the acquisition of a high growth Latin American private equity platform, and the formation of investment management platforms addressing innovative energy investments and a data-driven REIT public securities platform.
Additionally, the Company has engaged advisors to market the Company’s multi-billion dollar industrial portfolio for sale, which may include the related management platform. There has been significant appreciation in the value of the industrial portfolio driven by favorable operating fundamentals and strong investor demand for light industrial assets. As a result, a sale of the industrial portfolio may yield a price higher than the value that may be ascribed by the market to the industrial portfolio as part of the Company's overall valuation. The Company is seeking to complete a sale by the end of 2019, however, no assurances can be made that a sale can be completed within the time frame contemplated, or at all. If a sale is completed, the Company may redeploy a portion of the proceeds into higher total return strategies (e.g., digital infrastructure, emerging markets and energy) and may further consider the reduction of corporate leverage. The planned sale of the industrial segment, including its related management platform, represents a strategic shift that will have a major effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 7) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (Note 15).

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
Corporate Restructuring
Following a strategic review process, in November 2018, the Company announced a corporate restructuring and reorganization plan aimed at reducing its annual compensation and administrative expenses over approximately the next 12 months. The restructuring plan was designed to match resources that further align the Company's increasing focus on its investment management business. In the fourth quarter of 2018, the Company incurred $19.3 million of restructuring costs, predominantly severance costs and accelerated equity-based compensation. In the first six months of 2019, an additional $0.9 million of restructuring costs were incurred.
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
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
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
In April 2019, the Company acquired the private equity platform of The Abraaj Group in Latin America, which has been renamed Colony Latam Partners, for approximately $5.5 million. The acquisition was accounted for as a business combination. The Company acquired primarily management contracts and customer relationship intangible assets and limited partnership interest in a fund, with certain Abraaj employees becoming employees of the Company.
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
A business or asset group acquired in connection with a purchase business combination that meets the criteria to be accounted for as held for sale at the date of acquisition is reported as discontinued operations, regardless of whether it meets the strategic shift criteria.
The planned sale of the industrial segment, including its related management platform, represents a strategic shift that will have a major effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations in June 2019. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 7) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (Note 15).
Reclassifications
In addition to reclassifications related to discontinued operations as discussed above, beginning in the fourth quarter of 2018, the portion of carried interests earned by the Company that is allocated to employees is presented as carried interest and incentive compensation on the statement of operations. Such amounts had previously been presented as net income attributable to noncontrolling interests in investment entities. For the three and six months ended June 30, 2018, reclassifications were made in the statement of operations from net income attributable to noncontrolling interests in investment entities to carried interest and incentive compensation within net income from discontinued operations of $1.1 million and $1.9 million, respectively, to conform to the current period presentation. The reclassification did not have an impact on net loss attributable to Colony Capital, Inc. and net loss attributable to common stockholders.
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
ASC 842 also limits the definition of initial direct leasing costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 on accounting for initial direct leasing costs did not have a material impact on the Company's statement of operations.
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
Lessee Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchase of the leased asset, or as an operating lease. The Company's operating leases relate primarily to ground leases in connection with its acquired real estate and leases for its corporate offices. For these ground and office leases, the Company has elected the accounting policy to combine lease and related nonlease components as a single lease component.
ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The ROU assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation or increases in property fair value, (ii) hotel ground leases with rental payments calculated based on a percentage of revenue over contractual levels, and/or (iii) nonlease services, such as common area maintenance in net leases. Variable lease payments are not included in lease liability and are instead recognized as lease expense when incurred. The Company made the accounting policy election to recognize lease payments from short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments is calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company would have to pay to borrow over the lease term on a collateralized basis.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
On January 1, 2019, the Company recognized operating lease ROU assets totaling $143.7 million in other assets and corresponding operating lease liabilities totaling $126.8 million in accrued and other liabilities for ground leases in its real estate portfolio and corporate office leases. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-

existing balances, including straight-line rent, lease incentives, prepaid or deferred rent and ground lease obligation intangibles.
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
Under ASC 842, lessors are required to evaluate the collectability of all operating lease payments based upon the creditworthiness of the lessee. Lease revenue is recognized only to the extent collection of all rents over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease revenue and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. Upon adoption of ASC 842, the Company determined that collection of certain operating lease receivables, net of existing allowance for bad debts, is not probable and recorded a cumulative adjustment of $4.5 million to reduce beginning equity.
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

Future Application of Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments, and codified as ASC Topic 326. The multiple existing incurred loss models are replaced with a lifetime current expected credit loss ("CECL") model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of available-for-sale ("AFS") debt securities which are not within the scope of CECL.
The CECL model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experience, current conditions and the effects of a reasonable and supportable expectation of changes in future macroeconomic conditions. For collateralized financial assets, measurement of credit losses under CECL is based on fair value of the collateral if foreclosure is probable or if the collateral-dependent practical expedient is elected for financial assets expected to be repaid substantially through operation or sale of the collateral when the borrower is experiencing financial difficulty. ASC 326 also requires expanded disclosures on credit risk, including credit quality indicators by vintage of financing receivables.
Transitional relief is provided through the ability, upon adoption of the new standard, to elect the fair value option for eligible financial instruments within the scope of the new standard, except for HTM and AFS debt securities. Transition will generally be on a modified retrospective basis, including the election of the fair value option, with a cumulative effect adjustment to beginning retained earnings, except for prospective application for other than temporarily impaired debt securities and purchased credit-impaired assets. ASC 326 is effective for fiscal years and interim periods beginning after December 15, 2019.
The Company will adopt the new standard on its effective date of January 1, 2020. The Company expects that recognition of allowance for credit losses under the CECL model will generally be accelerated as it encompasses credit losses over the full remaining expected life of the affected financial instruments. The extent of any changes in allowance for credit losses will depend upon the composition and risk characteristics of the Company's financial instrument portfolio that are within the scope of ASC 326 at adoption date, and conditions prevailing and forecasted at that time. Evaluation of the impact of ASC 326 to the Company is ongoing.
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
Variable Interest Entities
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider's fee held by a related party, whether or not they are under common control, in both the assessment of whether a fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in that related party under common control and considers such indirect interest in the VIE held by the related party under common control on a proportionate basis, rather than in its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
3. Real Estate
The Company's real estate held for investment was as follows. Real estate held for sale is presented in Note 7.

(In thousands)	June 30, 2019	December 31, 2018
Land	$1,427,032	$1,443,249
Buildings and improvements	9,058,689	9,442,442
Tenant improvements	100,912	96,740
Furniture, fixtures and equipment	409,510	389,969
Construction in progress	188,970	123,002
	11,185,113	11,495,402
Less: Accumulated depreciation	(836,683)	(669,392)
Real estate assets, net	$10,348,430	$10,826,010

Real Estate Sales
Results from sales of real estate, including discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Proceeds from sales of real estate	$147,990	$316,000	$442,657	$428,562
Gain on sale of real estate	6,624	42,702	58,925	61,146

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding any real estate acquired as part of business combinations. Light and bulk industrial properties acquired, as presented below, form part of the industrial segment which is classified as held for sale.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Six Months Ended June 30, 2019
Asset Acquisitions(2)
February	Bulk industrial—Various in U.S.	6	$373,182	$49,446	$296,348	$27,553	$(165)
Various	Light industrial—Various in U.S.(3)	79	1,015,182	218,738	755,990	45,342	(4,888)
			$1,388,364	$268,184	$1,052,338	$72,895	$(5,053)
Year Ended Ended December 31, 2018
Asset Acquisitions
September	Healthcare—United Kingdom(4)	1	$24,444	$10,231	$12,733	$1,480	$—
November	Office and Industrial—France	220	478,844	109,858	330,752	38,234	—
Various	Light industrial—Various in U.S.(3)	40	569,442	111,194	433,040	30,183	(4,975)
			$1,072,730	$231,283	$776,525	$69,897	$(4,975)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Useful life of real estate acquired in 2019 is 25 to 49 years for buildings, 9 to 14 years for site improvements, 4 to 11 years for tenant improvements and 1 to 15 years for lease intangibles (based on remaining lease terms).

(3)	Includes acquisition of land totaling $20.7 million in the six months ended June 30, 2019 and $13.1 million in the year ended December 31, 2018 for co-development with operating partners.

(4)	Net leased senior housing acquired pursuant to a purchase option under the Company's development facility to the healthcare operator at a purchase price equivalent to the outstanding loan balance.

Depreciation and Impairment
Depreciation expense on real estate, excluding amounts related to discontinued operations (Note 15), was $92.7 million and $89.3 million for the three months ended June 30, 2019 and 2018, respectively, and $184.9 million and $185.2 million and for the six months ended June 30, 2019 and 2018, respectively.
Refer to Note 11 for a discussion of impairment on real estate.
Property Operating Income
Property operating income presented below excludes amounts related to discontinued operations (Note 15). For the three and six months ended June 30, 2018, property operating income was composed of $187.1 million and $390.1 million of total lease revenue, respectively, and $331.9 million and $615.9 million of hotel operating income, respectively. For the three and six months ended June 30, 2019, the components of property operating income were as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease revenue:
Fixed lease revenue	$164,940	$335,354
Variable lease revenue	14,891	31,240
	179,831	366,594
Hotel operating income	308,957	581,092
	$488,788	$947,686

Future Fixed Lease Payments
At June 30, 2019, future fixed lease payments under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
Remaining 2019	$148,699
2020	290,769
2021	268,028
2022	258,594
2023	244,058
2024 and thereafter	944,777
Total (1)	$2,154,925
__________

(1)
Excludes future fixed lease payments for real estate in the industrial segment that is classified as held for sale totaling $1.34 billion through 2038, of which $136.9 million relates to the remainder of 2019.

At December 31, 2018, future contractual minimum lease payments to be received under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
2019	$293,906
2020	285,051
2021	265,612
2022	254,881
2023	242,151
2024 and thereafter	961,591
Total (1)	$2,303,192
__________

(1)	Excludes future contractual minimum lease payments for real estate in the industrial segment that is held for sale totaling $894.4 million.
Commitments and Contractual Obligations
Purchase Commitments—At June 30, 2019, the Company had funded aggregate deposits of $13.1 million with remaining unfunded purchase commitments totaling $171.8 million for the acquisition of eight light industrial buildings which are under construction. These are real estate acquisitions in the industrial segment and will be classified as held for sale upon closing.

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
4. Loans Receivable
The following table provides a summary of the Company’s loans held for investment, including PCI loans:

	June 30, 2019				December 31, 2018
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$467,122	$488,296	10.6%	1.9	$643,973	$667,590	10.7%	2.2
Mezzanine loans	385,838	383,788	12.6%	1.0	357,590	354,326	12.5%	1.5
Corporate loans	106,923	106,131	12.4%	6.1	108,944	107,796	12.3%	5.8
	959,883	978,215			1,110,507	1,129,712
Variable rate
Mortgage loans	175,850	176,195	4.3%	0.4	178,650	179,711	4.3%	0.1
Mezzanine loans	42,009	41,700	13.4%	2.1	27,772	27,417	13.4%	2.5
	217,859	217,895			206,422	207,128
	1,177,742	1,196,110			1,316,929	1,336,840
PCI Loans
Mortgage loans	1,302,214	338,768			1,324,287	351,646
Mezzanine loans	7,425	3,671			7,425	3,671
	1,309,639	342,439			1,331,712	355,317
Allowance for loan losses		(50,938)				(32,940)
Loans receivable, net	$2,487,381	$1,487,611			$2,648,641	$1,659,217

Nonaccrual and Past Due Loans
Non-PCI loans, excluding loans carried at fair value, that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses:

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
June 30, 2019	$919,295	$—	$—	$276,815	$1,196,110
December 31, 2018	1,052,303	—	44,392	240,145	1,336,840

Troubled Debt Restructuring
During the six months ended June 30, 2019 and 2018, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At both June 30, 2019 and December 31, 2018, the Company had one existing TDR loan that was in maturity default, with a carrying value before allowance for loan loss of $37.8 million and an allowance for loan loss of $26.1 million and $12.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company has no additional lending commitment on this TDR loan.

Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

		Gross Carrying Value
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
June 30, 2019	$306,094	$71,754	$239,050	$310,804	$30,923
December 31, 2018	280,337	75,179	206,628	281,807	18,304
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Average carrying value before allowance for loan losses	$310,914	$226,532	$298,092	$279,986
Total interest income recognized during the period impaired	1,289	1,279	4,292	1,308
Cash basis interest income recognized	—	—	447	—
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
There were no PCI loans acquired in the six months ended June 30, 2019 and 2018.
Changes in accretable yield of PCI loans were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Beginning accretable yield	$9,620	$42,435
Dispositions	—	(4,001)
Changes in accretable yield	407	3,109
Accretion recognized in earnings	(5,924)	(19,216)
Deconsolidation	—	(991)
Effect of changes in foreign exchange rates	(15)	(138)
Ending accretable yield	$4,088	$21,198

The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $172.4 million at June 30, 2019 and $175.6 million at December 31, 2018, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
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
Allowance for loan losses represents the estimated probable credit losses inherent in loans receivable at balance sheet date and is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected or an observable market price for the loan.
For PCI loans, provision for loan losses is recorded if it is assessed that decreases in cash flows expected to be collected would result in a decrease in the estimated fair value of the loan below its amortized cost.
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	June 30, 2019		December 31, 2018
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$30,923	$71,754	$18,304	$75,179
PCI loans	20,015	86,138	14,636	54,440
	$50,938	$157,892	$32,940	$129,619
Changes in allowance for loan losses are presented below:

	Six Months Ended June 30,
(In thousands)	2019	2018
Allowance for loan losses at January 1	$32,940	$52,709
Contribution to Colony Credit	—	(518)
Deconsolidation	—	(5,983)
Provision for loan losses, net	18,614	19,308
Charge-off	(616)	(10,220)
Allowance for loan losses at June 30	$50,938	$55,296

Provision for loan losses by loan type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Non-PCI loans	$12,807	$5,072	$12,807	$7,737
PCI loans	2,196	8,861	5,807	11,571
Total provision for loan losses, net	$15,003	$13,933	$18,614	$19,308

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2019, total unfunded lending commitments was $201.8 million, of which the Company's share was $94.6 million, net of amounts attributable to noncontrolling interests.

5. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	June 30, 2019	December 31, 2018
Equity Investments
Equity method investments
Investment ventures	$1,912,397	$2,151,847
Private funds	132,288	124,826
	2,044,685	2,276,673
Other equity investments
Marketable equity securities	132,781	36,438
Investment ventures	92,417	95,196
Private funds and non-traded REIT	36,307	24,607
Total equity investments	2,306,190	2,432,914

Debt Securities
N-Star CDO bonds, available for sale	62,442	64,127
CMBS of consolidated fund, at fair value	5,058	32,706
Total debt securities	67,500	96,833
Equity and debt investments	$2,373,690	$2,529,747

Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected.
Equity Method Investments
The Company owns significant interests in Colony Credit and NRE, both publicly-traded REITs that it manages. The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (Note 11).
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

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at June 30, 2019(1)	Carrying Value at
Investments	Description			June 30, 2019	December 31, 2018
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.4%	$743,015	$1,037,754
NorthStar Realty Europe Corp.	Common equity in publicly traded equity REIT managed by the Company	(2)	11.1%	86,581	87,696
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	93,395	95,418
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	139,185	219,913
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	527,791	481,477
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)	(5)	Various	110,617	109,393
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles	(5)	Various	16,174	9,525
Other investment ventures	Interests in 16 investments at June 30, 2019		Various	150,628	154,412
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds		Various	177,299	81,085
				$2,044,685	$2,276,673
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

(5)	Excludes the Company's general partner equity, including carried interest associated with the open-end industrial fund, which is classified as held for sale for all periods presented (Note 7).
Impairment of Equity Method Investments
The Company evaluates its equity method investments for other-than-temporary impairment at each reporting period.
Impairment totaling $247.8 million and $250.4 million were recorded in equity method earnings for the three and six months ended June 30, 2019, respectively, driven by impairment on the Company's investment in Colony Credit, as discussed below. Other impairments resulted from a change in the Company's strategy as the Company terminated its future capital commitments to an investee, and separately, a write-down based upon a pending sale of the underlying real estate held by the investee.
Impairment of $16.5 million was recorded during the three and six months ended June 30, 2018. In making its assessment, the Company considered a variety of factors and assumptions specific to each investment, including: offer prices on the Company's investment; expected payoffs from sales of the underlying business of the investee; or estimated enterprise value of the investee.
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
Since Colony Credit began trading on February 1, 2018 through June 30, 2019, Colony Credit's common stock had traded between $15.10 and $23.23 per share. During this period, the carrying value of the Company's investment in Colony Credit ranged between $24.74 per share at inception and $21.43 at March 31, 2019. Based upon Colony Credit's closing stock price of $15.50 per share on June 28, 2019, the last trading day of the second quarter, the carrying value of the Company's investment in Colony Credit was $227.9 million in excess of its market value of $743.0 million. In connection with the preparation and review of the Company's financial statements, given the prolonged period of time that the carrying value of the Company's investment in Colony Credit has exceeded its market value, the Company determined that its investment in Colony Credit was other-than-temporarily impaired and recorded an impairment charge of $227.9 million as part of equity method loss in the second quarter of 2019.
Other Equity Investments
Other equity investments that do not qualify for equity method accounting consist of the following:
Marketable Equity Securities—These are primarily equity investment in a third party managed mutual fund and publicly traded equity securities held by a consolidated private open-end fund. The equity securities of the consolidated fund comprise listed stocks predominantly in the U.S. and to a lesser extent, in the United Kingdom, and primarily in the financial, real estate and consumer sectors.
Investment Ventures—This represents primarily common equity in the Albertsons/Safeway supermarket chain (with 50% ownership by a co-investment partner) which was initially recorded at cost and prior to 2018, adjusted for distributions in excess of cumulative earnings. There were no adjustments for any impairment or observable price changes.
Private Funds and Non-Traded REIT—This represents interests in a Company-sponsored private fund and a non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), and limited partnership interest in a third party private fund sponsored by an equity method investee, for which the Company elected the NAV practical expedient (see Note 11).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At June 30, 2019, the Company’s share of these commitments was $12.8 million.
Private Funds—At June 30, 2019, the Company has unfunded commitments of $270.9 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.
Debt Securities
The Company's investment in debt securities is composed of N-Star CDO Bonds, classified as AFS and commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company that is currently in liquidation, accounted for at fair value through earnings.
AFS Debt Securities
The N-Star CDO bonds are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF that were subsequently repurchased by NRF at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.
The following tables summarize the balance and activities of the N-Star CDO bonds.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2019	$64,394	$3,743	$(5,695)	$62,442
December 31, 2018	67,513	1,565	(4,951)	64,127
Results from disposition of N-Star CDO bonds, with realized gains (losses) recorded in other gain (loss), were as follows for the three and six months ended June 30, 2018. There were no dispositions in the three and six months ended June 30, 2019.

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Proceeds from sale	$15,012	$78,197
Gross realized gain	2,921	11,304
Gross realized loss	(592)	(592)
Impairment of AFS Debt Securities
The following table presents AFS debt securities that have been in a gross unrealized loss position:

	June 30, 2019				December 31, 2018
	Less Than 12 Months		More Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
N-Star CDO bonds	$240	$12	$39,663	$5,683	$54,459	$4,951

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
The Company recorded $0.7 million of OTTI loss in other gain (loss) for both the three and six months ended June 30, 2019, and $1.3 million and $7.2 million for the three and six months ended June 30, 2018, respectively. The losses were due to an adverse change in expected cash flows on N-Star CDOs, and CMBS held by consolidated N-Star CDOs which were subsequently deconsolidated in the second quarter of 2018. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them.
At June 30, 2019 and December 31, 2018, the Company believed that the N-Star CDOs with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired as it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance of $1.5 billion at June 30, 2019 and December 31, 2018 resides in the investment management segment. Goodwill assigned to the industrial segment of $20.0 million is classified as held for sale (Note 7).
Goodwill is assessed for impairment at the Company's operating segments or one level below. The Company performs its annual impairment test in the fourth quarter of each year. Based upon the Company's most recent annual impairment test in 2018, the Company determined that its investment management goodwill was not impaired. Additionally, no impairment was recognized on the investment management goodwill during the six months ended June 30, 2019.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for sale, are as follows:

	June 30, 2019			December 31, 2018
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$154,466	$(64,271)	$90,195	$170,869	$(55,103)	$115,766
Above-market lease values	109,652	(34,616)	75,036	111,903	(29,497)	82,406
Below-market ground lease obligations (2)	—	—	—	16,258	(984)	15,274
Deferred leasing costs	21,578	(6,584)	14,994	17,154	(4,465)	12,689
Lease incentives	14,169	(1,637)	12,532	14,169	(1,134)	13,035
Trade name (3)	15,500	—	15,500	15,500	—	15,500
Investment management contracts	196,698	(106,520)	90,178	194,698	(92,618)	102,080
Customer relationships	50,753	(16,698)	34,055	49,291	(15,027)	34,264
Other (4)	42,062	(2,201)	39,861	59,157	(4,241)	54,916
Total deferred leasing costs and intangible assets	$604,878	$(232,527)	$372,351	$648,999	$(203,069)	$445,930
Intangible Liabilities
Below-market lease values	$146,358	$(45,628)	$100,730	$176,013	$(42,895)	$133,118
Above-market ground lease obligations (2)	—	—	—	15,909	(1,557)	14,352
Total intangible liabilities	$146,358	$(45,628)	$100,730	$191,922	$(44,452)	$147,470
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

Impairment
There was no impairment of identifiable intangible assets during the three and six months ended June 30, 2019.
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

Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 15):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Above-market lease values	$(2,944)	$(15,470)	$(5,677)	$(19,962)
Below-market lease values	5,034	14,405	9,922	20,374
Lease incentives	(252)	(252)	(504)	(493)
Net increase (decrease) to rental income	$1,838	$(1,317)	$3,741	$(81)

Above-market ground lease obligations	$—	$(247)	$—	$(467)
Below-market ground lease obligations	—	188	—	369
Net increase (decrease) to ground rent expense	$—	$(59)	$—	$(98)

In-place lease values	$7,075	$7,093	$14,899	$15,384
Deferred leasing costs	799	781	1,646	1,628
Trade name	—	802	—	1,606
Investment management contracts	6,075	4,125	13,902	9,811
Customer relationships	836	1,151	1,672	2,303
Other	402	619	654	1,134
Amortization expense	$15,187	$14,571	$32,773	$31,866

The following table presents the effect of future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Net increase (decrease) to rental income (1)	$2,126	$4,599	$5,544	$5,114	$5,840	$(10,061)	$13,162
Amortization expense (1)	78,042	36,286	30,299	22,538	16,480	56,721	240,366

__________

(1)
Excludes $10.8 million net increase to rental income and $150.2 million amortization expense related to deferred leasing costs and intangible assets and liabilities of the industrial segment that is held for sale.

7. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	June 30, 2019	December 31, 2018
Assets
Restricted cash	$3,316	$6,213
Real estate, net	4,885,515	3,645,406
Equity investment—private fund	12,748	13,422
Goodwill	20,000	20,000
Deferred leasing costs and intangible assets, net	176,707	135,924
Other assets	107,054	146,380
Total assets held for sale	$5,205,340	$3,967,345

Liabilities
Debt, net	$2,004,201	$1,064,585
Lease intangibles and other liabilities, net	163,967	153,910
Total liabilities related to assets held for sale	$2,168,168	$1,218,495

Assets and Liabilities Related to Discontinued Operations
At June 30, 2019 and December 31, 2018, assets totaling $4.4 billion and $3.0 billion, respectively, and liabilities totaling $2.1 billion and $1.2 billion, respectively, in connection with the industrial segment and related management platform, were classified as held for sale and discontinued operations. The industrial assets held for sale consisted primarily of real estate and related intangible assets of $4.3 billion at June 30, 2019 and $2.9 billion at December 31, 2018, as well as goodwill associated with the industrial management platform and the Company's general partner interest in the industrial open-end fund, as presented in the table above. Debt classified as held for sale represents all outstanding debt of the industrial segment which is expected to be assumed by the buyer upon sale. At June 30, 2019, the outstanding debt of the industrial segment was composed of $1.2 billion fixed rate and $0.8 billion variable rate, bearing an overall weighted average interest rate of 3.87%, and weighted average remaining maturity of 7.8 years.
8. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	June 30, 2019	December 31, 2018
Capital expenditures reserves (1)	$141,812	$214,863
Real estate escrow reserves (2)	50,024	49,702
Borrower escrow deposits	13,864	10,412
Working capital and other reserves (3)	14,453	19,586
Tenant lock boxes (4)	12,226	15,666
Other	104,112	54,376
Total restricted cash	$336,491	$364,605
__________

(1)	Represents primarily capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)
Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in joint venture arrangements with the Federal Deposit Insurance Corporation.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2019	December 31, 2018
Interest receivable	$12,659	$14,005
Straight-line rents	36,945	34,931
Hotel-related deposits and reserves (1)	13,166	21,636
Investment deposits and pending deal costs	31,081	27,534
Deferred financing costs, net (2)	4,247	5,467
Derivative assets (Note 10)	20,953	33,558
Prepaid taxes and deferred tax assets, net	56,751	71,656
Receivables from resolution of investments (3)	1,462	30,770
Operating lease right-of-use asset, net	115,048	—
Accounts receivable, net (4)	91,537	58,830
Prepaid expenses	33,565	23,771
Other assets	159,922	30,604
Fixed assets, net	44,337	47,381
Total other assets	$621,673	$400,143
__________

(1)
Represents working capital deposits and reserves held by third party managers at certain hotel properties to fund furniture, fixtures and equipment expenditures. Funding of reserves is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)	Represents primarily proceeds from loan repayments held in escrow and sales of marketable equity securities pending settlement.

(4)	Includes receivables for hotel operating income, resident fees, rent and other tenant receivables, net of allowance.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2019	December 31, 2018
Tenant security deposits and payable	$18,326	$15,135
Borrower escrow deposits	13,822	13,001
Deferred income (1)	13,326	27,124
Interest payable	40,751	40,622
Derivative liabilities (Note 10)	388,338	132,808
Contingent consideration—THL Hotel Portfolio (Note 11)	9,745	8,903
Share repurchase payable (2)	—	7,567
Current and deferred income tax liability	97,312	92,808
Operating lease liability (Note 20)	116,020	—
Accrued compensation	45,068	79,320
Accrued carried interest and contractual incentive fee compensation	7,172	7,486
Accrued real estate and other taxes	46,717	38,714
Accounts payable and accrued expenses	96,220	91,244
Other liabilities	127,892	79,412
Total accrued and other liabilities	$1,020,709	$634,144
__________

(1)
Represents primarily prepaid rental income and interest income held in reserve accounts. Includes deferred asset management fee income of $2.9 million at June 30, 2019 and $3.2 million at December 31, 2018, which will be recognized as fee income on a straight-line basis through 2024.

(2)	Represents the Company's common stock repurchases transacted in December 2018 and settled in January 2019.
9. Debt
The Company's debt consists of the following components, excluding debt associated with the industrial segment, which is expected to be assumed by the buyer and included in liabilities related to assets held for sale (Note 7).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
June 30, 2019
Debt at amortized cost
Principal	$85,000	$616,105	$7,954,870	$280,117	$8,936,092
Premium (discount), net	—	2,474	(20,311)	(80,058)	(97,895)
Deferred financing costs	—	(5,487)	(93,043)	—	(98,530)
	$85,000	$613,092	$7,841,516	$200,059	$8,739,667
December 31, 2018
Debt at amortized cost
Principal	$—	$616,105	$8,275,707	$280,117	$9,171,929
Premium (discount), net	—	2,697	(41,217)	(81,031)	(119,551)
Deferred financing costs	—	(6,652)	(70,354)	—	(77,006)
	$—	$612,150	$8,164,136	$199,086	$8,975,372
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $393.7 million at June 30, 2019 and $425.9 million at December 31, 2018 relates to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 7).

The following table summarizes certain information about the different components of debt carried at amortized cost. Weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of the balance sheet date and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
June 30, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$85,000	4.65%	2.5	$85,000	4.65%	2.5
Convertible and exchangeable senior notes	616,105	4.27%	2.5	—	N/A	N/A	616,105	4.27%	2.5
Junior subordinated debt	—	N/A	N/A	280,117	5.18%	16.9	280,117	5.18%	16.9
Secured debt (1)	36,143	5.02%	6.4	—	N/A	N/A	36,143	5.02%	6.6
	652,248			365,117			1,017,365
Non-recourse
Healthcare (2) (3)	405,980	4.55%	5.6	2,616,766	5.99%	4.2	3,022,746	5.80%	4.4
Hospitality	12,960	13.01%	2.1	2,646,602	5.52%	3.5	2,659,562	5.56%	3.5
Other Real Estate Equity (2)	167,035	4.14%	3.5	1,766,128	4.20%	3.1	1,933,163	4.20%	3.1
Real Estate Debt	—	N/A	N/A	303,256	4.56%	2.3	303,256	4.56%	2.3
	585,975			7,332,752			7,918,727
	$1,238,223			$7,697,869			$8,936,092
December 31, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	3.0	$—	N/A	3.0
Convertible and exchangeable senior notes	616,105	4.27%	3.0	—	N/A	N/A	616,105	4.27%	3.0
Junior subordinated debt	—	N/A	N/A	280,117	5.66%	17.4	280,117	5.66%	17.4
Secured debt (1)	37,199	5.02%	6.9	—	N/A	N/A	37,199	5.02%	6.9
	653,304			280,117			933,421
Non-recourse
Healthcare (2)(3)	2,130,999	4.62%	1.9	1,109,681	6.64%	2.7	3,240,680	5.31%	2.2
Hospitality	12,019	12.99%	2.6	2,636,053	5.68%	3.8	2,648,072	5.71%	3.8
Other Real Estate Equity (2)	200,814	4.02%	3.8	1,789,431	4.43%	3.6	1,990,245	4.39%	3.7
Real Estate Debt	—	N/A	N/A	359,511	4.50%	2.4	359,511	4.50%	2.4
	2,343,832			5,894,676			8,238,508
	$2,997,136			$6,174,793			$9,171,929
__________

(1)	The fixed rate recourse debt is secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare and other real estate equity segment with an aggregate outstanding principal of $341.6 million at June 30, 2019 and $538.5 million at December 31, 2018 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and leases, as applicable, or otherwise refinance the debt.

(3)
At December 31, 2018, included $1.725 billion outstanding principal of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio that was scheduled to mature in December 2019. In June 2019, such debt was refinanced with $1.515 billion of variable rate debt, composed of $1.025 billion first mortgage debt and $490 million mezzanine debt, with a two-year initial term and three 1-year extension options.

Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The Credit Agreement provided a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
In April 2019, the Credit Agreement was amended to reduce the aggregate commitments available from $1.0 billion to $750 million, and the option to increase the borrowing commitments, subject to agreement by the lenders and customary closing conditions, from $1.5 billion to $1.125 billion. The amendment also provides that the Company may operate at below the minimum fixed charge coverage ratio, as defined in the Credit Agreement, for a reduced valuation of the borrowing base, and establishes a new floor for the minimum fixed charge coverage ratio beginning fiscal quarter ended March 31, 2019.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement).
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at June 30, 2019), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. At June 30, 2019, the Company was in compliance with all of the financial covenants.
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
Convertible and Exchangeable Senior Notes
Convertible senior notes and exchangeable senior notes are senior unsecured obligations of the Company and are guaranteed by the Company on a senior unsecured basis.
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2019	December 31, 2018

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
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
Fair value of derivative assets and derivative liabilities were as follows:

	June 30, 2019			December 31, 2018
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$16,717	$464	$17,181	$31,127	$1,069	$32,196
Interest rate contracts	81	121	202	862	500	1,362
Performance swaps	—	3,570	3,570	—	—	—
Included in other assets	$16,798	$4,155	$20,953	$31,989	$1,569	$33,558
Derivative Liabilities
Foreign exchange contracts	$3,866	$221	$4,087	$6,193	$211	$6,404
Interest rate contracts	6,083	271,878	277,961	—	126,404	126,404
Forward contracts	—	112,373	112,373	—	—	—
Included in accrued and other liabilities	$9,949	$384,472	$394,421	$6,193	$126,615	$132,808

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit of $116.7 million at June 30, 2019 and $0.8 million at December 31, 2018, included in other assets.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at June 30, 2019, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€71,986	€177	Min $1.06 / Max $1.31	March 2020 to November 2020
GBP	FX Collar	£8,632	£708	Min $1.45 / Max $1.76	September 2019 to December 2019
EUR	FX Forward	€443,169	€32,763	Min $1.12 / Max $1.38	July 2019 to February 2024
GBP	FX Forward	£126,005	£—	Min $1.24 / Max $1.32	December 2019 to December 2020

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €601.4 million and £234.4 million, or a total of $1.0 billion at June 30, 2019, and €614.0 million and £235.7 million, or a total of $1.0 billion at December 31, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$786	$(247)	$1,026	$2,336
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$19	$4,120	$(400)	$1,239

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations.

At June 30, 2019, the Company held the following interest rate contracts:

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate swap (1)	$—	$2,000,000	3-Month LIBOR	3.39%	December 2019
Interest rate swap	$300,000	$—	1-Month LIBOR	2.15%	February 2022 to February 2024
Interest rate caps	$—	$5,942,714	1-Month LIBOR	3.0% - 6.26%	August 2019 to June 2021
Interest rate caps	€247,513	€541,151	3-Month EURIBOR	1.0% - 1.5%	October 2019 to June 2024
Interest rate caps	£—	£363,716	3-Month GBP LIBOR	1.5% - 2.5%	November 2019 to February 2020

__________

(1)	Represents a forward-starting interest rate swap that has a maturity date in December 2029, with mandatory settlement at fair value in December 2019.
The following table summarizes amounts recorded in other gain (loss) related to interest rate derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Unrealized gain (loss):
Non-designated interest rate contracts	$89,610	$24,720	$149,136	$81,377

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
The forwards and swaps are not designated as hedges for accounting purposes and are subject to fair value adjustments through earnings. For the three and six months ended June 30, 2019, fair value loss in the forwards of $1.1 million and $12.4 million, respectively, and fair value gain on the swaps of $1.0 million and $3.6 million, respectively, are included in other gain (loss) in the Company’s statement of operations. The Company’s investment in the mutual fund is carried at fair value and is included in equity and debt investments on the balance sheet. Unrealized gain on the mutual fund shares of $1.1 million and $12.9 million for the three and six months ended June 30, 2019, respectively, is included in other gain (loss).
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
June 30, 2019
Derivative Assets
Foreign exchange contracts	$17,181	$(1,165)	$—	$16,016
Interest rate contracts	202	(77)	—	125
Performance swaps	3,570	(3,570)	—	—
	$20,953	$(4,812)	$—	$16,141
Derivative Liabilities
Foreign exchange contracts	$(4,087)	$1,165	$—	$(2,922)
Interest rate contracts	(277,961)	77	108,269	(169,615)
Forward contract	(112,373)	3,570	8,470	(100,333)
	$(394,421)	$4,812	$116,739	$(272,870)
December 31, 2018
Derivative Assets
Foreign exchange contracts	$32,196	$(1,743)	$—	$30,453
Interest rate contracts	1,362	(823)	—	539
	$33,558	$(2,566)	$—	$30,992
Derivative Liabilities
Foreign exchange contracts	$(6,404)	$1,743	$—	$(4,661)
Interest rate contracts	(126,404)	823	840	(124,741)
	$(132,808)	$2,566	$840	$(129,402)

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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets
Equity method investments	$—	$—	$177,299	$177,299
Marketable equity securities	132,781	—	—	132,781
Debt securities available for sale—N-Star CDO bonds	—	—	62,442	62,442
CMBS of consolidated fund	—	5,058	—	5,058
Other assets—derivative assets	—	20,953	—	20,953
Liabilities
Other liabilities—derivative liabilities	—	394,421	—	394,421
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,745	9,745
December 31, 2018
Assets
Equity method investments	$—	$—	$81,085	$81,085
Marketable equity securities	36,438	—	—	36,438
Debt securities available for sale—N-Star CDO bonds	—	—	64,127	64,127
CMBS of consolidated fund	—	32,706	—	32,706
Other assets—derivative assets	—	33,558	—	33,558
Liabilities
Other liabilities—derivative liabilities	—	132,808	—	132,808
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,903	8,903

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
Marketable Equity Securities
Marketable equity securities consist primarily of investment in a third party managed mutual fund and equity securities held by a consolidated fund. These marketable equity securities are valued based on listed prices in active markets and classified as Level 1 of the fair value hierarchy.
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

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
June 30, 2019
Level 3 Assets
Equity method investments—third party private equity funds	$5,498	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	18,722	Discounted cash flows	Discount rate	13.7% (12.1% - 14.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.5x	(3)
Equity method investments—other	128,079	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	62,442	Discounted cash flows	Discount rate	21.8% (16.6% - 26.0%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	9,745	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2018
Level 3 Assets
Equity method investments—third party private equity funds	$5,908	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	21,831	Discounted cash flows	Discount rate	17.5% (9.1% - 18.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.8x	(3)
Equity method investments—other	28,346	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	64,127	Discounted cash flows	Discount rate	21.6% (13.6% - 56.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,903	Discounted cash flows	Discount rate	20.0%	Decrease
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

(4)
Valued based upon transaction price of investments recently acquired or offer prices on investments or underlying assets of investee pending sales. Transaction price approximates fair value for an investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Securitized Loans Receivable	Equity Method Investments	Securities	Debt—Securitized Bonds Payable	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions or accretion	—	60,995	5,360	—	—	—
Paydowns or distributions	(638)	(182,063)	(108,924)	638	—	—
Deconsolidation	(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities into equity	—	—	—	—	12,539	—
Transfers out of Level 3	—	(132,527)	—	—	6,381	—
Contribution to Colony Credit	—	(26,134)	—	—	—	—
Realized gains in earnings	—	2,697	4,787	—	—	—
Unrealized gains (losses):
In earnings	(715)	(2,298)	—	57	1,730	(702)
In other comprehensive loss	—	—	(21,917)	—	—	—
Fair value at June 30, 2018	$—	$84,571	$78,205	$—	$—	$(8,121)
Unrealized gains (losses) on ending balance:
In earnings	$(715)	$(2,298)	$—	$57	$1,730	$(702)
In other comprehensive income (loss)	$—	$—	$(3,827)	$—	$—	$—

Fair value at December 31, 2018	$—	$81,085	$64,127	$—	$—	$(8,903)
Purchases, contributions or accretion	—	102,273	3,267	—	—	—
Paydowns, distributions or sales	—	(8,005)	(5,582)	—		—
Realized gains in earnings	—	752	(667)	—	—	—
Unrealized gains (losses):
In earnings	—	1,194	—	—	—	(842)
In other comprehensive income (loss)	—	—	1,297	—	—	—
Fair value at June 30, 2019	$—	$177,299	$62,442	$—	$—	$(9,745)
Unrealized gains (losses) on ending balance:
In earnings	$—	$1,194	$—	$—	$—	$(842)
In other comprehensive income (loss)	$—	$—	$(2,087)	$—	$—	$—

Transfers of Level 3 Assets and Liabilities
Transfers of assets and liabilities into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent investments in third party private equity funds that were valued based on their contracted sales price in June 2018. Liabilities transferred out of Level 3 represent dividends earned on the final number of shares of class A common stock and OP Units determined as of June 30, 2018, the end of the measurement period of the contingent consideration associated with the Internalization, and which were paid out in August 2018.
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
Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored private fund and a non-traded REIT, and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles.

	June 30, 2019		December 31, 2018
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$16,659	$10,153	$12,617	$13,658
Non-traded REIT—real estate	16,812	—	11,990	—
Private fund—emerging market private equity	2,836	—	—	—

The Company's interests in the private funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The private funds each have eight and ten year lives, respectively, at inception, both of which may be extended in one year increments up to two years.
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

The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	June 30, 2019			December 31, 2018
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$173,907	$227,484	$401,391	$68,864	$200,281	$269,145
Real estate held for investment	—	220,179	220,179	—	416,272	416,272
Intangible assets—lease intangibles	—	—	—	—	15,608	15,608
Intangible assets—investment management contracts	—	—	—	—	36,400	36,400
Equity method investments	—	753,732	753,732	—	32,761	32,761
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Impairment loss
Real estate held for sale	$42,998	$6,546	$68,181	$15,310
Real estate held for investment	41,048	2,975	41,487	7,181
Intangible assets—investment management contracts	—	—	—	140,429
Intangible assets—trade name	—	59,464	—	59,464
Equity method loss	247,812	16,467	250,434	16,467
Impairment is discussed in Note 4 for loans receivable, Note 5 for equity method investments and Note 6 for investment management intangible assets.
Real Estate Held For Sale
At June 30, 2019 and December 31, 2018, real estate held for sale carried at fair value consisted primarily of properties in the European portfolio, valued using either broker price opinions, or a combination of market information, including third-party appraisals and indicative selling prices, adjusted as deemed appropriate by management to account for the inherent risk associated with the properties, and net of 2% to 3% selling costs.
In the second quarter of 2019, three properties in the healthcare portfolio were written down based upon a negotiated purchase option exercised by a tenant.
Other significant real estate held for sale carried at fair value comprised of certain hotels in the hospitality segment for which the Company previously held a long term hold strategy but in the third quarter of 2018, adopted a sales strategy. As of June 30, 2019, certain hotels have been sold while others are classified as held for sale. Impairment was mostly recorded in 2018 when the hotels were classified as held for investment, based on broker price opinions and net of 2% to 3% selling costs. In the first six months of 2019, additional impairment was recorded on certain hotels based upon revised expected sales prices or final net proceeds from sale.
Real estate held for sale carried at fair value also included U.S. multi-tenant office buildings, valued based on broker quotes, net of 2% selling costs.
Additionally, at December 31, 2018, certain properties in the THL Hotel Portfolio were impaired and valued based on auction prices or contracted sales prices, net of 2% selling costs.
Real Estate Held For Investment
At June 30, 2019, real estate held for investment carried at fair value consisted primarily of certain net lease properties in the healthcare portfolio that were impaired based upon preliminary offers received by the Company, and certain properties in the THL Hotel Portfolio impacted by hurricanes in 2017 that were written down based upon revised insurance estimates.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets
Loans at amortized cost	$—	$—	$1,494,716	$1,494,716	$1,487,611
Liabilities
Debt at amortized cost
Corporate credit facility	—	85,000	—	85,000	85,000
Convertible and exchangeable senior notes	585,944	13,095	—	599,039	613,092
Secured debt	—	—	7,985,674	7,985,674	7,841,516
Secured and unsecured debt related to assets held for sale	—	—	2,029,096	2,029,096	2,004,201
Junior subordinated debt	—	—	197,766	197,766	200,059
December 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,667,892	$1,667,892	$1,659,217
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	547,300	13,095	—	560,395	612,150
Secured debt	—	—	8,141,497	8,141,497	8,164,136
Secured debt related to assets held for sale	—	—	1,077,195	1,077,195	1,064,585
Junior subordinated debt	—	—	169,619	169,619	199,086

Loans Receivable—Loans receivable carried at amortized cost consist of first mortgages, subordinated mortgages and corporate loans. Fair values were determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment carried at amortized cost are presented net of allowance for loan losses, where applicable.
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $16.7 million at June 30, 2019 and $13.2 million at December 31, 2018. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. The consolidated private fund had total assets of $24.6 million and immaterial liabilities at June 30, 2019, and total assets of $42.7 million and total liabilities of $20.1 million at December 31, 2018. Assets are made up primarily of marketable equity securities.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $111.4 million at June 30, 2019 and $117.3 million at December 31, 2018, included within equity and debt investments and assets held for sale on the consolidated balance sheets.

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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $64.4 million at June 30, 2019 and $67.5 million at December 31, 2018.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 9). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at June 30, 2019 and December 31, 2018, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.

13. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units	—	1,488	—
Conversion of class B to class A common stock	—	28	(28)
Repurchase of common stock	—	(54,813)	—
Equity-based compensation, net of forfeitures	—	3,412	—
Shares canceled for tax withholding on vested stock awards	—	(2,950)	—
Shares outstanding at June 30, 2018	57,464	489,764	708

Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	187	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,713	—
Shares canceled for tax withholding on vested stock awards	—	(582)	—
Shares outstanding at June 30, 2019	57,464	487,013	734
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2019:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series B	8.25%	February 2007	6,114	$61	$152,855	Currently redeemable
Series E	8.75%	May 2014	10,000	100	250,000	Currently redeemable
Series G	7.5%	June 2014	3,450	35	86,250	Currently redeemable
Series H	7.125%	April 2015	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			57,464	$575	$1,436,605

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
Common Stock
Except with respect to voting rights, class A common stock and class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class A common stock has one vote per share and class B common stock has thirty-six and one-half votes per share. This gives the holders of class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units) attributable to class B common stock holders and therefore, does not provide any disproportionate voting rights. Class B common stock was issued as consideration in the Company's acquisition in April 2015 of the investment management business and operations of its former manager, which was previously controlled by the Company's Chief Executive Officer. Each share of class B common stock shall convert automatically into one share of class A common stock if the Chief Executive Officer or his beneficiaries directly or indirectly transfer beneficial ownership of class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s class B common stock into an equal number of shares of class A common stock.
Common Stock Repurchases
During the six months ended June 30, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018, and extended in May 2019 for an additional one year term.
During the year ended December 31, 2018, the Company repurchased 61,417,755 shares of its class A common stock, at an aggregate cost of approximately $350.1 million (excluding commissions), or a weighted average price of $5.70 per share. These repurchases were made pursuant to the Company's share repurchase programs authorized in February 2018 and in May 2018 of $300 million each.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the three and six months ended June 30, 2019 and during the year ended December 31, 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	1,968	(15,807)	—	(21,612)	13,107	(22,344)
Amounts reclassified from AOCI	—	(4,806)	—	4,158	(2,788)	(3,436)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at June 30, 2018	$7,382	$(3,599)	$—	$28,477	$(8,330)	$23,930

AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	8,828	591	(2,063)	(7,643)	14,766	14,479
Amounts reclassified from AOCI	—	626	—	(1,128)	(1,009)	(1,511)
AOCI at June 30, 2019	$12,457	$(1,958)	$(2,154)	$(2,153)	$20,775	$26,967

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(12,639)	3,292	(9,347)
Amounts reclassified from AOCI	—	4,409	(644)	3,765
AOCI at June 30, 2018	$—	$30,718	$5,775	$36,493

AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(4,656)	(10,840)	1,392	(14,104)
Amounts reclassified from AOCI	—	(465)	448	(17)
AOCI at June 30, 2019	$(5,046)	$(11,905)	$11,484	$(5,467)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2019	2018	2019	2018
Realized gain (loss) on marketable securities	$—	$2,194	$—	$10,100	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	—	(1,188)	(626)	(5,294)	Other gain (loss), net
Deconsolidation of N-Star CDO	—	(2,596)	—	(2,596)	Other gain (loss), net
Release of cumulative translation adjustments	173	5	1,128	(4,158)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	22	2,082	46	584	Other gain (loss), net
Realized gain (loss) on net investment hedges	739	(232)	963	2,204	Other gain (loss), net

14. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in a consolidated open-end fund sponsored by the Company.

	Six Months Ended June 30,
(In thousands)	2019	2018
Beginning balance	$9,385	$34,144
Contributions	—	305
Distributions and redemptions	(3,393)	(2,103)
Net income (loss)	1,953	1,177
Ending balance	$7,945	$33,523

Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
The Company's investment in the real estate portfolio of its industrial segment is made alongside third party limited partners through a joint venture consolidated by the Company. Over time, capital contributions or redemptions from limited partners changes the Company's ownership interest in the joint venture. Limited partners are admitted or redeemed at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions or redemptions. For the six months ended June 30, 2019 and 2018, the difference between contributions or redemptions and the respective limited partners' share of the joint venture resulted in a net increase to additional paid-in capital of $12.4 million and $21.1 million, respectively.
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
For the six months ended June 30, 2019, the Company redeemed 187,187 OP Units with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
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
15. Discontinued Operations
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, including carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment.
The first half of 2018 also includes loss from discontinued operations of $0.2 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.

Income (loss) from discontinued operations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues
Property operating income	$91,741	$72,155	$172,973	$140,508
Fee income	2,978	1,634	5,449	2,948
Interest and other income	1,228	792	2,368	1,908
Revenues from discontinued operations	95,947	74,581	180,790	145,364
Expenses
Property operating expense	25,669	21,054	48,007	42,453
Interest expense	19,726	10,856	34,352	21,046
Investment and servicing expense	8	178	538	263
Depreciation and amortization	45,360	32,482	84,805	62,427
Impairment loss	—	174	—	174
Compensation expense—cash and equity-based (1)	3,680	2,632	6,339	5,027
Compensation expense—carried interest	561	1,060	340	1,919
Administrative expenses	1,386	1,084	3,016	2,391
Expenses from discontinued operations	96,390	69,520	177,397	135,700
Other income (loss)
Gain from sale of real estate	547	—	23,395	2,293
Other loss, net	(49)	—	(57)	—
Equity method earnings (losses)	(173)	2,650	(644)	4,833
Income (loss) from discontinued operations before income taxes	(118)	7,711	26,087	16,790
Income tax benefit (expense)	(386)	53	(298)	68
Income (loss) from discontinued operations	(504)	7,764	25,789	16,858
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	674	3,709	17,983	8,728
Noncontrolling interests in Operating Company	(71)	232	474	466
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,107)	$3,823	$7,332	$7,664
__________

(1)
Includes equity-based compensation of $0.7 million for both the three months ended June 30, 2019 and 2018, and $1.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income (loss) allocated to common stockholders
Loss from continuing operations	$(484,142)	$(50,672)	$(540,590)	$(86,924)
(Income) loss from continuing operations attributable to noncontrolling interests	43,497	(18,564)	16,530	(27,480)
Loss from continuing operations attributable to Colony Capital, Inc.	(440,645)	(69,236)	(524,060)	(114,404)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	(1,107)	3,823	7,332	7,664
Net loss attributable to Colony Capital, Inc.	(441,752)	(65,413)	(516,728)	(106,740)
Preferred stock redemption	—	3,995	—	3,995
Preferred dividends	(27,138)	(31,388)	(54,275)	(62,775)
Net loss attributable to common stockholders	(468,890)	(92,806)	(571,003)	(165,520)
Net income allocated to participating securities	(953)	(643)	(1,673)	(1,272)
Net loss allocated to common stockholders—basic	(469,843)	(93,449)	(572,676)	(166,792)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(469,843)	$(93,449)	$(572,676)	$(166,792)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	479,228	488,676	479,577	509,562
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	479,228	488,676	479,577	509,562
Basic loss per share
Loss from continuing operations	$(0.98)	$(0.20)	$(1.21)	$(0.35)
Income from discontinued operations	—	0.01	0.02	0.02
Net loss attributable to common stockholders per basic common share	$(0.98)	$(0.19)	$(1.19)	$(0.33)
Diluted loss per share
Loss from continuing operations	$(0.98)	$(0.20)	$(1.21)	$(0.35)
Income from discontinued operations	—	0.01	0.02	0.02
Net loss attributable to common stockholders per diluted common share	$(0.98)	$(0.19)	$(1.19)	$(0.33)
__________

(1)
For both the three months ended June 30, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million of interest expense and 38,112,100 weighted average diluted common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For both the six months ended June 30, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $14.3 million of interest expense and 38,112,100 weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 92,700 and 605,800 for the three months ended June 30, 2019 and 2018, respectively, and 115,200 and 634,200 for the six months ended June 30, 2019 and 2018, respectively, as the effect would be antidilutive. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 18) of 459,800 and 2,137,500 for the three months ended June 30, 2019 and 2018, respectively, and 755,700 and 1,074,700 for the six months ended June 30, 2019 and 2018, respectively.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At June 30, 2019 and 2018, there were 31,171,300 and 30,426,900 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

17. Fee Income
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
Fee income for all periods presented excludes management fees from the Company's open-end industrial fund which is classified as held for sale. Such fees are included in income from discontinued operations (Note 15).
The Company's fee income is earned from the following sources.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Institutional funds	$13,033	$15,537	$23,671	$27,364
Public companies (Colony Credit, NRE)	15,038	16,219	30,144	28,391
Non-traded REITs	4,989	6,244	10,095	17,703
Other	2,373	290	2,551	360
	$35,433	$38,290	$66,461	$73,818
The following table presents the Company's fee income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Base management fees ($32,418, $33,850, $62,620 and $66,712 from affiliates, respectively)	$32,612	$34,116	$62,976	$66,978
Asset management fees ($601, $761, $1,236 and $1,435 from affiliates, respectively)	1,230	761	1,865	1,435
Acquisition and disposition fees—from affiliates	—	—	—	1,922
Other fee income ($248, $3,389, $262 and $3,389 from affiliates, respectively)	1,591	3,413	1,620	3,483
Total fee income	$35,433	$38,290	$66,461	$73,818

Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds and traded and non-traded REITs, calculated as follows:

•	Private Funds—generally 1% per annum of limited partners' net funded capital or 1.75% per annum of (i) total commitments during commitment period and (ii) thereafter, invested capital;

•	Colony Credit—1.5% per annum of Colony Credit's stockholders' equity (as defined in its management agreement);

•
Non-Traded REITs—1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, and prior to closing of the Combination on January 31, 2018, 1% to 1.25% per annum of gross assets for NorthStar I and NorthStar II. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and

•
NRE—a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion. The management agreement had provided for the Company's management of NRE through at least January 1, 2023. In November 2018, NRE and the Company reached an agreement to terminate the management agreement upon a sale of NRE or, if no sale is consummated, upon internalization of the management of NRE. Such termination will result in a termination payment to the Company of $70 million, inclusive of incentive fees earned through termination, of which $5.4 million has been received for fiscal year 2018. In July 2019, following a comprehensive review by NRE's Strategic Review Committee and approval by its Board of Directors, NRE entered into an agreement to sell all of its outstanding common stock for an estimated price of $17.03 per share based on three-month forward foreign exchange rates. The sale is expected to close in the fourth quarter of 2019, subject to customary closing conditions, including approval of a majority of NRE's stockholders.

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
Other Fee Income—Other fees include advisory fees, licensing fee related to the Colony Capital Fundamental
U.S. Real Estate Index, a rules-based strategy that invests in common stock of REITs, and prior to May 2018, selling commission and dealer manager fees through its broker-dealer platform for selling equity in certain classes of shares in the retail companies. In April 2018, the Company combined its broker-dealer platform with a third party to form a joint venture to distribute future investment products. The Company's share of earnings or losses from the joint venture is reflected in equity method earnings.
18. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2019, an aggregate of 54.4 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
Restricted Stock—Restricted stock awards relating to the Company's class A common stock are granted to senior executives, directors and certain employees, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. Following the end of the measurement period for the PSUs, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock either relative to that of a specified peer group or against a target stock price over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs whose employment is terminated after the first anniversary of the PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based on achievement of the total shareholder return metric otherwise applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period. In February 2019, the PSUs issued in 2018 were modified to, among other things, reduce the potential maximum number of shares of the Company’s class A common stock to be issued upon final vesting from 200% to 125% of the number of PSUs granted. The incremental value resulting from the modification was immaterial.

Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2019 PSU Grants	2018 PSU Grant (4)
Expected volatility of the Company's class A common stock (1)	26.2%	29.0%
Expected annual dividend yield (2)	8.5% - 8.7%	7.3%
Risk-free rate (per annum) (3)	2.2% - 2.4%	2.1%
__________

(1)	Based upon historical volatility of the Company's stock, and where applicable, a combination of historical volatility and implied volatility on actively traded stock options of a specified peer group.

(2)	Based upon a combination of historical dividend yields and the current annualized dividends.

(3)	Based upon the continuously compounded zero-coupon US Treasury yield for the term coinciding with the remaining measurement period of the award as of valuation date.

(4)	Reflects assumptions applied in valuing the award upon modification in February 2019.
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
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock. Any such additional DSUs will also be credited with additional DSUs as cash dividends are paid, subject to the same restrictions and vesting conditions, if any. Upon separation of service from the Company, vested DSUs are to be settled in shares of the Company’s class A common stock. Fair value of DSUs are determined based on the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, or on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation expense, excluding amounts related to the industrial segment that is presented as discontinued operations (Note 15), is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Compensation expense (including $315, $181, $432 and $203 amortization of fair value of dividend equivalent right)	$7,577	$8,716	$13,491	$20,429

Changes in the Company’s unvested equity awards are summarized below:

					Weighted Average Grant Date Fair Value
	Restricted Stock	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2018	5,422,090	183,134	2,043,949	7,649,173	$5.09	$9.39
Granted	4,869,734	315,961	3,760,864	8,946,559	2.92	5.20
Vested	(1,658,735)	(244,111)	—	(1,902,846)	—	10.67
Forfeited	(157,165)	—	(24,071)	(181,236)	4.53	6.60
Unvested shares and units at June 30, 2019	8,475,924	254,984	5,780,742	14,511,650	$3.68	$6.67
__________

(1)
Represents the number of PSUs granted which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $1.3 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $9.8 million and $106.5 million for the six months ended June 30, 2019 and 2018, respectively.
At June 30, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $58.0 million, which is expected to be recognized over a weighted average period of 2.2 years.
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
Equity-based compensation expense recognized related to managed company awards was $3.6 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $6.4 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 19). At June 30, 2019, aggregate unrecognized compensation cost for unvested managed company awards was $32.8 million, which is expected to be recognized over a weighted average period of 2.3 years.
19. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from affiliates consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Investment vehicles and unconsolidated ventures
Fee income	$34,795	$34,429
Cost reimbursements and recoverable expenses	8,924	10,754
Employees and other affiliates	688	596
	$44,407	$45,779

Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 17.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of the non-traded REITs and Colony Credit, with reimbursements for non-

traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

•
Direct costs of personnel dedicated solely to NRE plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•	Costs incurred in performing investment due diligence for retail companies and private funds managed by the Company;

•	Equity awards granted by Colony Credit and NRE to employees of the Company, which are presented gross as other income and compensation expense (Note 18);

•
Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Company's joint venture with DBH which manages the Company's digital infrastructure investment vehicle; and

•	Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Retail companies	$689	$484	$1,427	$2,871
Public companies (Colony Credit, NRE)	2,663	2,944	5,295	4,694
Private funds and other	4,344	2,416	7,879	4,260
Equity awards of Colony Credit and NRE (Note 18)	3,643	4,250	6,583	5,062
	$11,339	$10,094	$21,184	$16,887

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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At June 30, 2019 and December 31, 2018, there were no outstanding advances under the revolving credit facility.
Liquidating Trust—As contemplated in the combination agreement, a certain loan receivable previously held by NorthStar I was not transferred to Colony Credit, for which the Company acquired a senior participation interest at par, and the remaining junior participation interest ("NorthStar I Retained Asset") was transferred to a liquidating trust. The Company entered into a management services agreement with the liquidating trust to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial.
Sales to Colony Credit—There were no such sales in the six months ended June 30, 2019. In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to Colony Credit at the unpaid principal amount of the investment of $89.1 million. In July 2018, the Company sold to Colony Credit its interest in a subsidiary holding a net lease property in Norway that was partially financed by a non-callable bond for $121.5 million based on an appraised value of the property, resulting in a gain on sale of $28.6 million.
Healthcare Partnership—The Healthcare Partnership was previously formed by NRF with the intention of expanding the Company’s healthcare business (Note 18). The Healthcare Partnership is entitled to incentive fees ranging from 20% to 25% of distributions above certain hurdles for new and existing healthcare real estate investments held by the Company and a portion of incentive fees earned from NorthStar Healthcare. To date, no incentive fees have been earned by the Healthcare Partnership.
American Healthcare Investors Joint Venture—The Company has an equity method investment in American
Healthcare Investors, LLC (“AHI"). Prior to the termination of its management agreement in October 2018, AHI had provided certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare. For the three and six months ended June 30, 2018, the Company incurred property management fees and sub-advisory fees to AHI totaling $1.3 million and $2.6 million, respectively.

Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three and six months ended June 30, 2019 and 2018 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of NRE and Colony Credit—As discussed in Note 18, NRE and Colony Credit grant equity awards to the Company and certain of the Company's employees, either directly by NRE and Colony Credit, or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may participate on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At June 30, 2019 and December 31, 2018, such investments amounted to $6.7 million and $5.7 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.5 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.4 million and $0.3 million for personal flights taken during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.
20. Commitments and Contingencies
Operating Leases
The Company's operating leases, as lessee, are primarily ground leases assumed through its real estate acquisitions and leases for its corporate offices. Equipment leases are generally short term leases of less than 12 months or constitute immaterial lease payments.
At June 30, 2019, the weighted average remaining lease terms were 20.7 years for ground leases and 7.9 years for office leases.
For the three and six months ended June 30, 2018, lease expense, including variable lease expense, was $1.8 million and $3.8 million for ground leases, respectively, and $2.5 million and $5.2 million for office leases, respectively.
For the three and six months ended June 30, 2019, the following table summarizes lease expense for ground leases, included in property operating expense, and office leases, included in administrative expense.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(In thousands)	Ground Leases	Office Leases	Ground Leases	Office Leases
Operating lease expense:
Fixed lease expense	$2,254	$2,063	$4,189	$4,210
Variable lease expense	506	669	1,079	1,036
	$2,760	$2,732	$5,268	$5,246

Operating Lease Commitments
The operating lease liability was determined using a weighted average discount rate of 5.5%. At June 30, 2019, the Company's future operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows.

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
Remaining 2019	$3,179	$4,715	$7,894
2020	6,275	8,926	15,201
2021	5,922	8,537	14,459
2022	5,959	7,524	13,483
2023	5,912	6,986	12,898
2024 and thereafter	67,979	29,615	97,594
Total lease payments	95,226	66,303	161,529
Present value discount			(45,509)
Operating lease liability (Note 8)			$116,020

At December 31, 2018, the Company's future minimum operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows:

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
2019	$5,149	$9,380	$14,529
2020	5,217	9,007	14,224
2021	5,386	8,617	14,003
2022	5,776	7,602	13,378
2023	5,720	7,045	12,765
2024 and thereafter	87,150	29,615	116,765
Total lease payments	$114,398	$71,266	$185,664

Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder of the borrower in an amount up to $13.0 million (Note 11).
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
21. Segment Reporting
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

•
Industrial—The Company's industrial segment is composed of primarily light industrial assets throughout the U.S. Light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks. Driven by significant appreciation in the value of the Company's industrial portfolio, in June 2019, the Company engaged advisors to market its industrial portfolio for sale, which may include the related management platform. As the planned sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, the operating results of the industrial business are presented as discontinued operations on the consolidated statements of operations (Note 15).

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

•
Investment Management—The Company's investment management business raises, invests and manages funds on behalf of a diverse set of institutional and individual investors, for which the Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles. The potential sale of the industrial segment includes the Company's general partner interest in the industrial investment vehicles and related management contracts, reported under the investment management segment.

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
Selected Segment Results of Operations
The following table presents selected results of operations of the Company's reportable segments.
Results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from our general partner interest in the industrial open-end fund, including carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment, are presented as discontinued operations for all current and prior periods presented (Note 15).

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended June 30, 2019
Total revenues	$145,896	$—	$227,080	$—	$152,066	$43,802	$4,595	$573,439
Property operating expenses	63,924	—	144,691	—	70,625	—	—	279,240
Interest expense	57,135	—	41,591	—	29,216	—	13,796	141,738
Depreciation and amortization	40,778	—	37,008	—	23,166	6,918	1,512	109,382
Provision for loan loss	—	—	—	—	15,003	—	—	15,003
Impairment loss	51,324	—	420	—	32,302	—	649	84,695
Gain on sale of real estate	—	—	140	—	5,937	—	—	6,077
Equity method earnings (losses)	—	—	—	(267,912)	25,757	(17,133)	—	(259,288)
Equity method earnings—carried interest	—	—	—	—	—	1,836	—	1,836
Income tax benefit (expense)	(596)	—	(2,006)	—	(406)	266	157	(2,585)
Income (loss) from continuing operations	(81,520)	—	(3,505)	(267,912)	(4)	1,850	(133,051)	(484,142)
Income (loss) from discontinued operations	—	(2,663)	—	—	—	2,159	—	(504)
Net income (loss)	(81,520)	(2,663)	(3,505)	(267,912)	(4)	4,009	(133,051)	(484,646)
Net income (loss) attributable to Colony Capital, Inc.	(58,616)	(3,135)	(3,330)	(251,792)	(5,841)	4,351	(123,389)	(441,752)

Three Months Ended June 30, 2018
Total revenues	$145,419	$—	$229,373	$—	$190,950	$47,909	$1,837	$615,488
Property operating expenses	69,983	—	143,321	—	86,887	—	—	300,191
Interest expense	45,179	—	36,494	—	46,476	—	14,304	142,453
Depreciation and amortization	38,229	—	35,925	—	23,521	6,204	1,535	105,414
Provision for loan loss	—	—	—	—	13,933	—	—	13,933
Impairment loss	1,982	—	—	—	7,366	60,312	—	69,660
Gain on sale of real estate	—	—	—	—	42,702	—	—	42,702
Equity method earnings (losses)	—	—	—	5,413	7,767	(13,955)	—	(775)
Income tax benefit (expense)	(355)	—	(1,556)	—	(262)	2,791	(87)	531
Income (loss) from continuing operations	(20,080)	—	6,771	5,413	61,853	(53,075)	(51,554)	(50,672)
Income (loss) from discontinued operations	—	4,668	—	—	(219)	3,315	—	7,764
Net income (loss)	(20,080)	4,668	6,771	5,413	61,634	(49,760)	(51,554)	(42,908)
Net income (loss) attributable to Colony Capital, Inc.	(14,356)	810	5,767	5,104	31,333	(47,070)	(47,001)	(65,413)

Six Months Ended June 30, 2019
Total revenues	$291,670	$—	$423,695	$—	$314,754	$83,807	$7,572	$1,121,498
Property operating expenses	128,226	—	281,036	—	140,720	—	—	549,982
Interest expense	104,662	—	83,656	—	61,069	—	27,240	276,627
Depreciation and amortization	80,909	—	73,256	—	47,949	15,587	3,033	220,734
Provision for loan losses	—	—	—	—	18,614	—	—	18,614
Impairment loss	51,324	—	4,270	—	54,074	—	649	110,317
Gain on sale of real estate	—	—	279	—	35,251	—	—	35,530
Equity method earnings (losses)	—	—	—	(262,399)	50,365	(13,191)	—	(225,225)
Equity method earnings—carried interest	—	—	—	—	—	6,732	—	6,732
Income tax benefit (expense)	1,278	—	(2,842)	—	(2,480)	360	(99)	(3,783)
Income (loss) from continuing operations	(88,726)	—	(29,582)	(262,399)	59,559	22,488	(241,930)	(540,590)
Income from discontinued operations	—	21,491	—	—	—	4,298	—	25,789
Net income (loss)	(88,726)	21,491	(29,582)	(262,399)	59,559	26,786	(241,930)	(514,801)
Net income (loss) attributable to Colony Capital, Inc.	(66,078)	3,293	(26,311)	(246,614)	18,081	24,899	(223,998)	(516,728)

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Six Months Ended June 30, 2018
Total revenues	$298,014	$—	$425,155	$—	$396,104	$89,116	$3,696	$1,212,085
Property operating expenses	136,949	—	279,416	—	168,785	—	—	585,150
Interest expense	96,120	—	70,855	—	86,756	—	27,421	281,152
Depreciation and amortization	79,356	—	71,382	—	52,490	13,880	3,066	220,174
Provision for loan losses	—	—	—	—	19,308	—	—	19,308
Impairment loss	5,762	—	—	—	16,555	200,741	—	223,058
Gain on sale of real estate	—	—	—	—	58,853	—	—	58,853
Equity method earnings (losses)	—	—	—	1,759	34,984	(7,436)	—	29,307
Income tax benefit (expense)	(1,353)	—	(75)	—	(4,801)	39,576	(23)	33,324
Income (loss) from continuing operations	(32,614)	—	(5,115)	1,759	130,284	(141,214)	(40,024)	(86,924)
Income (loss) from discontinued operations	—	10,989	—	—	(102)	5,971	—	16,858
Net income (loss)	(32,614)	10,989	(5,115)	1,759	130,182	(135,243)	(40,024)	(70,066)
Net income (loss) attributable to Colony Capital, Inc.	(24,716)	2,088	(4,283)	1,658	80,442	(127,590)	(34,339)	(106,740)

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2019
Total assets	$5,309,607	$4,385,617	$3,960,218	$743,015	$6,039,486	$1,964,655	$255,940	$22,658,538
Equity method investments (1)	—	—	—	743,015	1,122,053	175,875	3,742	2,044,685
December 31, 2018
Total assets	$5,395,550	$3,185,906	$3,980,988	$1,037,754	$6,371,999	$1,983,911	$259,141	$22,215,249
Equity method investments (1)	—	—	—	1,037,754	1,054,295	180,882	3,742	2,276,673

_________

(1)	Excludes the Company's general partner equity, including carried interest allocation, in connection with its open-end industrial fund that is classified as held for sale (Note 7).
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total income by geography:
United States	$221,425	$535,407	$712,340	$1,076,818
Europe	81,245	69,212	167,503	147,385
Other	1,978	—	1,978	302
Total (1)	$304,648	$604,619	$881,821	$1,224,505

(In thousands)	June 30, 2019	December 31, 2018
Long-lived assets by geography:
United States	$9,327,317	$9,566,982
Europe	1,411,534	1,600,623
Total (2)	$10,738,851	$11,167,605

__________

(1)
Total income includes equity method earnings (loss), and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations are sourced in the United States.

(2)
Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease ROU asset and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Long-lived assets that are held for sale as of June 30, 2019 include $4.6 billion located in the United States and $0.5 billion located in Europe.

22. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $1,588 and $1,864	$263,096	$258,626
Cash received for income tax refunds (paid for income taxes), net	14,960	(9,217)
Cash paid for operating lease liabilities	7,652	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	$95,142	$75,831
Net cash used in investing activities of discontinued operations	(1,315,308)	(444,626)
Net cash provided by financing activities of discontinued operations	1,165,015	297,226
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$84,221	$86,656
Improvements in operating real estate in accrued and other liabilities	17,049	13,064
Redemption of OP Units for common stock	2,096	18,899
ROU assets and operating lease liabilities resulting from lease standard, net of related deferred receivables, intangibles and lease incentives derecognized upon adoption	129,488	—
Proceeds from loan repayments and asset sales held in escrow	1,392	—
Deconsolidation of net assets of securitization trusts (Note 15)	—	131,386
Assets held for sale contributed to equity method investee	—	20,350
Preferred stock redemptions payable	—	200,000
Assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed	—	1,753,066
Liabilities of CLNY Investment Entities deconsolidated	—	421,245
Noncontrolling interests of CLNY Investment Entities deconsolidated	—	395,274

23. Subsequent Events
In July 2019, the Company acquired DBH for $325 million, in a combination of cash and OP Units. Following the issuance of these OP Units, the Company's ownership in OP is approximately 90.3%. The Company is in the process of analyzing the fair value of assets acquired and liabilities assumed for purposes of allocating the purchase price.

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

•
the impact of strategic initiatives, including the acquisition of Digital Bridge Holdings, the potential sale of our industrial platform, the acquisition of a Latin American private equity platform, and the formation of certain other investment management platforms, on our company's growth and earnings profile;

•	any decrease in our net income and funds from operations as a result of the Merger or otherwise, or our other acquisition activity;

•
our ability to integrate and maintain consistent standards and controls following the Merger, including our ability to manage our acquisitions effectively (such as Colony Latam Partners and Digital Bridge Holdings) and to realize the anticipated benefits of such acquisitions;

•	our ability to realize anticipated compensation and administrative cost reductions in connection with our corporate restructuring and reorganization plan;

•	our exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired through the Merger and our other acquisitions;

•	whether we will complete a sale of our industrial business, and redeploy proceeds received from any such sale, within the time and manner contemplated or at all;

•
whether the pending sale of NorthStar Realty Europe Corp. (NYSE:NRE), including the anticipated termination of our management agreement with NRE, will be completed within the time frame contemplated or at all;

•
our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to achieve any of the anticipated benefits of certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;

•	our ability to satisfy and manage our capital requirements;

•	our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;

•	stability of the capital structure of our healthcare portfolio;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	our levels of leverage;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	changes in our management team, including Chief Executive Officer succession plans and availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
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
Overview
We are a leading global investment management firm with $55 billion in assets under management ("AUM"), which includes approximately $14 billion of AUM from our acquisition in July 2019 of Digital Bridge Holdings LLC (“DBH”), a leading global investment manager of digital infrastructure assets including cell towers, small cells, fiber and data centers. We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). We have significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC) and NorthStar Realty Europe, Corp. (NYSE: NRE), which are both externally managed by subsidiaries of the Company; and (c) various other equity and debt investments. We are headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and have over 450 employees in 21 locations in 13 countries.
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
We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At June 30, 2019, we owned 94.0% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner and investment manager of assets, businesses, and investment management products in which the digital and real estate frontiers intersect. We believe our deep understanding of commercial real estate and digital infrastructure provides us a significant advantage in identifying relative value throughout economic cycles. Through our prudent sector or subsector capital allocation and operational capabilities, we aim to generate outsized total returns on our balance sheet and third-party capital. Specifically, our preference is to invest our balance sheet capital alongside third party capital to create alignment and generate returns for our shareholders in two ways. First, through the return on investment through our balance sheet capital. Second, through base management fees paid by third party capital and potential carried interest, which provides us with a greater participation of profits after a minimum return is achieved. Over time, our goal is to manage third party capital alongside the majority of our balance sheet capital at a higher ratio than what is currently in place.
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

•
Industrial—Our industrial segment is composed of primarily light industrial assets throughout the U.S. The light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks. Driven by significant appreciation in the value of our industrial portfolio, in June 2019, we engaged advisors to market our industrial portfolio for sale, which may include the related management platform. As the planned sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, the operating results of the industrial business are presented as discontinued operations on the consolidated statements of operations.

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

•
Investment Management—Our investment management business raises, invests and manages funds on behalf of a diverse set of institutional and individual investors, for which we earn management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles. The potential sale of the industrial segment includes our general partner interest in the industrial investment vehicles and related management contracts, reported under the investment management segment.

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
Corporate Restructuring
Following a strategic review process, in November 2018, we announced a corporate restructuring and reorganization plan aimed at reducing our annual compensation and administrative expenses over approximately the next 12 months. The restructuring plan was designed to match resources that further align our increasing focus on our investment management business by, among other things, reducing our workforce globally by 10% to 20%, primarily in connection with the exit of non-core assets and business lines, together with general cost reductions.
We have now achieved approximately two-thirds of our expected $50 to $55 million ($45 to $50 million on a cash basis) of the previously announced annual compensation and administrative cost savings on a run rate basis.
Corporate Governance Enhancements
In February 2019, we announced the implementation of a series of changes designed to enhance our corporate governance, and entered into a cooperation agreement with Blackwells Capital LLC, a stockholder of the Company. In connection with the cooperation agreement, our board of directors appointed three new independent directors to the board. In addition, in accordance with the cooperation agreement, our board of directors formed a Strategic Asset Review Committee composed solely of independent directors to review, evaluate and make recommendations to the board on issues relating to our assets and business configuration.
Strategic Asset Review Update
As part of a comprehensive review undertaken by management, together with the Strategic Asset Review Committee and an independent advisor, which was unanimously supported by our board of directors, we have undertaken certain strategic initiatives intended to build on core investment management competencies while focusing on high-growth businesses. A key component of this strategic evolution was our recent acquisition of DBH, which also addresses our Chief Executive Officer succession plans. These previously announced and/or completed initiatives also include the anticipated termination of our management agreement with NRE in connection with the pending sale of NRE, a corporate restructuring and reorganization plan that is on track with its cost savings objectives, the stabilization of the capital structure of the healthcare portfolio, the acquisition of a high growth Latin American private equity platform, and the formation of investment management platforms addressing innovative energy investments and a data-driven REIT public securities platform.
In connection with the acquisition of DBH, we entered into an employment agreement with Marc C. Ganzi, co-founder and Chief Executive Officer of DBH, which provides that Mr. Ganzi serve as Managing Director of the Company and Chief Executive Officer of the Company's digital realty platform. Upon the later of such time as the termination of the investment period of Digital Colony Partners ("Digital Colony," a fund co-sponsored by us and DBH), and December 31, 2020, Mr. Ganzi will serve as the Company's Chief Executive Officer, succeeding Thomas J. Barrack, Jr., who will return to the position of Executive Chairman of the Company.
Additionally, we have engaged advisors to market the Company's multi-billion dollar industrial portfolio for sale, which may include the related management platform. There has been significant appreciation in the value of the industrial portfolio driven by favorable operating fundamentals and strong investor demand for light industrial assets. As a result, a sale of the industrial portfolio may yield a price higher than the value that may be ascribed by the market to the industrial portfolio as part of the Company's overall valuation. We are seeking to complete a sale by the end of 2019, however, no assurances can be made that a sale can be completed within the time frame contemplated, or at all. If a sale is completed, we may redeploy a portion of the proceeds into higher total return strategies (e.g., digital infrastructure, emerging markets and energy) and may further consider the reduction of corporate leverage. The planned sale of the industrial segment, including its related management platform, represents a strategic shift that will have a major effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (see Note 7 to the consolidated financial statements) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (see Note 15 to the consolidated financial statements).
Developments in 2019
During the six months ended June 30, 2019 and through August 6, 2019, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•
In April 2019, acquired the private equity platform of the Abraaj Group in Latin America, which has been renamed Colony Latam Partners and manages approximately $574 million of AUM, for $5.5 million, consisting primarily of management contracts and customer relationship intangible assets and limited partnership interest in a fund. Colony Latam Partners will continue to be headed by its existing senior management team.

•
In June 2019, classified our industrial segment and the related management platform as held for sale and discontinued operations. In the first six months of 2019, the industrial segment acquired 85 buildings and three parcels of land for $1.4 billion, financed through $840 million of new debt, with its existing $400 million revolver replaced with a $600 million revolver. In terms of fundraising, additional $141.7 million of capital was raised in our open-end light industrial fund, bringing total third party capital raised to date in our light industrial platform to $1.66 billion. Additionally, raised $70.0 million of capital in our bulk industrial joint venture formed in February 2019.

•
In July 2019, NRE entered into an agreement to be acquired, with an expected closing of the acquisition in the fourth quarter of 2019, for an estimated price of $17.03 per share based on three month forward foreign exchange rates. This will result in the sale of our 11% interest in NRE and termination of our NRE management agreement which will result in a termination payment by NRE of $70 million, inclusive of incentive fees paid and due to us through termination.

•
In July 2019, acquired DBH for $325 million, in a combination of cash and OP units, as part of our strategic evolution to become the leading platform for digital infrastructure and real estate. This acquisition follows the May 2019 final closing of Digital Colony.

•
In July 2019, formed a strategic joint venture with California Resources Corporation (NYSE: CRC) through our energy investment management arm, Colony HB2 Energy, for which we have committed to fund $320 million for the development of CRC’s flagship Elk Hills field; a substantial portion of this investment is expected to be syndicated to third-party investors.

•
In July 2019, held the first closing of our fifth global real estate credit fund (second as a public company), with total capital commitments of approximately $428 million (inclusive of our capital commitment of $121 million, which may be reduced to no less than 5% of total commitments from future third party commitments).

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

•
Refinanced $1.935 billion of debt principal in our healthcare segment that was scheduled to mature in 2019 and extended their maturities to 2024 (including extension options). Our completed refinancings included $1.725 billion of mortgage debt, which was paid in full with proceeds from a new $1.515 billion secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by our equity partners in the healthcare portfolio.

•	Refinanced $115.5 million of debt principal in our hospitality portfolio, extending its maturity to 2024 (including extension options).
Other

•	Recorded an impairment charge of $227.9 million to write down our 36.4% interest in Colony Credit to the closing price of Colony Credit's common stock at June 28, 2019, as part of equity method loss.
Results of Operations
The following table summarizes our results of operations by segment.
Results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from our general partner interest in the industrial open-end fund, including carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment, are presented as discontinued operations for all current and prior periods presented (see Note 15 to the consolidated financial statements).

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Healthcare	$145,896	$145,419	$(81,520)	$(20,080)	$(58,616)	$(14,356)
Industrial	—	—	(2,663)	4,668	(3,135)	810
Hospitality	227,080	229,373	(3,505)	6,771	(3,330)	5,767
CLNC	—	—	(267,912)	5,413	(251,792)	5,104
Other Equity and Debt	152,066	190,950	(4)	61,634	(5,841)	31,333
Investment Management	43,802	47,909	4,009	(49,760)	4,351	(47,070)
Amounts not allocated to segments	4,595	1,837	(133,051)	(51,554)	(123,389)	(47,001)
	$573,439	$615,488	$(484,646)	$(42,908)	$(441,752)	$(65,413)
Six Months Ended June 30,
Healthcare	$291,670	$298,014	$(88,726)	$(32,614)	$(66,078)	$(24,716)
Industrial	—	—	21,491	10,989	3,293	2,088
Hospitality	423,695	425,155	(29,582)	(5,115)	(26,311)	(4,283)
CLNC	—	—	(262,399)	1,759	(246,614)	1,658
Other Equity and Debt	314,754	396,104	59,559	130,182	18,081	80,442
Investment Management	83,807	89,116	26,786	(135,243)	24,899	(127,590)
Amounts not allocated to segments	7,572	3,696	(241,930)	(40,024)	(223,998)	(34,339)
	$1,121,498	$1,212,085	$(514,801)	$(70,066)	$(516,728)	$(106,740)

Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment and the industrial business that is held for sale.
All assets and liabilities of the industrial business are classified as held for sale for all current and periods presented (see Note 7 to the consolidated financial statements).

(In thousands)	Healthcare	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total	Industrial Held For Sale
June 30, 2019
Real estate, net	$4,757,528	$3,645,079	$—	$1,945,823	$—	$—	$10,348,430	$4,115,436
Loans receivable, net	49,763	—	—	1,437,848	—	—	1,487,611	—
Equity and debt investments	—	—	743,015	1,451,058	175,875	3,742	2,373,690	12,748
Debt, net	2,979,931	2,619,849	—	2,205,593	—	934,294	8,739,667	2,004,201
December 31, 2018
Real estate, net	$4,995,298	$3,668,824	$—	$2,161,888	$—	$—	$10,826,010	$2,793,004
Loans receivable, net	48,330	—	—	1,597,214	13,673	—	1,659,217	—
Equity and debt investments	—	—	1,037,754	1,307,369	180,882	3,742	2,529,747	13,422
Debt, net	3,213,992	2,603,599	—	2,309,347	—	848,434	8,975,372	1,064,585

Consolidated Results of Operations
Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$488,788	$518,953	$(30,165)
Interest income	35,055	44,121	(9,066)
Fee income	35,433	38,290	(2,857)
Other income	14,163	14,124	39
Total revenues	573,439	615,488	(42,049)
Expenses
Property operating expense	279,240	300,191	(20,951)
Interest expense	141,738	142,453	(715)
Investment and servicing expense	20,017	25,891	(5,874)
Transaction costs	318	2,641	(2,323)
Placement fees	—	1,170	(1,170)
Depreciation and amortization	109,382	105,414	3,968
Provision for loan loss	15,003	13,933	1,070
Impairment loss	84,695	69,660	15,035
Compensation expense
Cash and equity-based compensation	42,430	52,527	(10,097)
Carried interest and incentive compensation	1,146	—	1,146
Administrative expenses	20,146	23,536	(3,390)
Total expenses	714,115	737,416	(23,301)
Other income
Gain on sale of real estate	6,077	42,702	(36,625)
Other gain (loss), net	(89,506)	28,798	(28,798)
Equity method losses	(259,288)	(775)	(258,513)
Equity method earnings—carried interest	1,836	—	1,836
Income (loss) before income taxes	(481,557)	(51,203)	(430,354)
Income tax benefit (expense)	(2,585)	531	(3,116)
Income (loss) from continuing operations	(484,142)	(50,672)	(433,470)
Income from discontinued operations	(504)	7,764	(8,268)
Net income (loss)	(484,646)	(42,908)	(441,738)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	509	1,873	(1,364)
Investment entities	(13,414)	26,360	(39,774)
Operating Company	(29,989)	(5,728)	(24,261)
Net income (loss) attributable to Colony Capital, Inc.	(441,752)	(65,413)	(376,339)
Preferred stock redemption	—	(3,995)	3,995
Preferred stock dividends	27,138	31,388	(4,250)
Net income (loss) attributable to common stockholders	$(468,890)	$(92,806)	(376,084)

Property Operating Income and Property Operating Expenses

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Property operating income:
Healthcare	$144,863	$143,839	$1,024
Hospitality	227,016	229,259	(2,243)
Other Equity and Debt	116,909	145,855	(28,946)
	$488,788	$518,953	(30,165)
Property operating expenses:
Healthcare	$63,924	$69,983	$(6,059)
Hospitality	144,691	143,321	1,370
Other Equity and Debt	70,625	86,887	(16,262)
	$279,240	$300,191	(20,951)
Healthcare—Property operating income increased $1.0 million and property operating expense decreased $6.1 million comparing the three months ended June 30, 2019 and 2018, which can be attributed primarily to lower rent concessions provided in 2019 and higher bad debt expense in 2018 related to our skilled nursing facilities.
Property income and property expense were also affected by the adoption of the new lease accounting standard as (i) the threshold for recognizing lease income is subject to higher probability of collection criteria under the new lease standard and bad debt is recorded as a direct reduction of revenue; and (ii) property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense in 2019.
Hospitality—Property operating income decreased $2.2 million comparing the three months ended June 30, 2019 and 2018, which can be attributed to the sale of three hotels in the second quarter of 2019, weaker corporate demand and new supply in certain markets. Property operating expenses increased $1.4 million in the three months ended June 30, 2019 compared to the same period in 2018. Higher labor costs and property taxes contributed to this increase.
Other Equity and Debt—Property operating income and expenses decreased $28.9 million and $16.3 million, respectively, for the three months ended June 30, 2019 compared to the same period in 2018. The decreases were driven by continuing sales of our non-core properties, primarily in our THL Hotel Portfolio and European portfolio, and contribution of real estate to Colony Credit on January 31, 2018. These decreases were partially offset by property operating income and expenses from a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $9.1 million for the three months ended June 30, 2019 compared to the same period in 2018. The decrease can be attributed to continuing repayments, payoffs and sales of our loan and securities portfolio, and sale and deconsolidation of our securitization trusts in the second quarter of 2018. These decreases more than offset new loan originations and additional loan fundings subsequent to the second quarter of 2018.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Institutional funds	$13,033	$15,537	$(2,504)
Public companies (Colony Credit, NRE)	15,038	16,219	(1,181)
Non-traded REITs	4,989	6,244	(1,255)
Other	2,373	290	2,083
	$35,433	$38,290	(2,857)
Fee income decreased $2.9 million during the three months ended June 30, 2019 compared to the same period in 2018, resulting from:

•
net decrease of $2.5 million in fees from institutional funds, attributable to approximately $3.4 million of non-recurring subscription fee in the second quarter of 2018, excluding which, fees were approximately $0.9 million higher as fees from the new Colony Latam funds and additional capital raises more than offset decreases due to liquidating funds;

•	$0.8 million decrease in fees from Colony Credit due to a lower stockholders' equity fee basis;

•	approximately $0.4 million of lower fees from NRE following the sale of a significant real estate asset in the fourth quarter of 2018 which reduced NRE's net asset value ("NAV") fee basis; and

•	approximately $1.0 million decrease in fee income from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its NAV fee basis effective December 2018; partially offset by

•	$2.1 million increase in other fees related to asset management and advisory services earned in the second quarter of 2019.
Other Income
Other income was largely consistent comparing the three months ended June 30, 2019 and 2018. In the second quarter of 2019, there was higher cost reimbursement income related to investment due diligence activities and from our joint venture which manages our digital infrastructure vehicle, and dividend income from our interest in a mutual fund beginning in 2019. However, these were mostly offset by a decrease in collateral management fees from N-Star CDO bonds, which are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), lower amounts grossed up in other income and equity-based compensation expense related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, insurance recoveries in 2018 for business interruptions due to hurricanes that affected a portfolio of limited service hotels which we assumed control through a consensual foreclosure in 2017 ("THL Hotel Portfolio"), and lower recovery income from our loan portfolios which continue to resolve over time.
Interest Expense

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Investment-level financing:
Healthcare	$57,135	$45,179	$11,956
Hospitality	41,591	36,494	5,097
Other Equity and Debt	29,216	46,476	(17,260)
Corporate-level debt	13,796	14,304	(508)
	$141,738	$142,453	(715)
There was a marginal net decrease in interest expense of $0.7 million during the three months ended June 30, 2019 compared to the same period in 2018, attributed to the following:
Healthcare—Interest expense was approximately $12.0 million higher, driven by the effects of the $1.7 billion debt refinancing in June 2019, primarily a $7.5 million write-off of existing debt discount, and to a lesser extent, the impact of higher LIBOR in 2019 on overall healthcare variable rate debt.
Hospitality—Interest expense increased $5.1 million, resulting from the impact of higher LIBOR on variable rate debt, additional debt obtained in connection with a refinancing, and higher amortization of deferred financing costs as a result of the refinancing.
Other Equity and Debt—Interest expense decreased $17.3 million, driven by debt payoffs from continued sales and resolutions of our non-core investments, and $5.3 million decrease in interest expense from the sale and deconsolidation of our securitization trusts in the second quarter of 2018. These decreases were partially offset by interest expense from new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Corporate-level Debt—Interest expense decreased as there was a lower average outstanding balance on our corporate credit facility in 2019, partially offset by the effect of higher LIBOR on our junior subordinated debt and higher unused fees on our corporate credit facility.
Investment and Servicing Expense
There was a $5.9 million net decrease in investment and servicing costs for the three months ended June 30, 2019 compared to the same period in 2018. The decrease was driven by lower write-offs of receivables related to certain retail companies, lower management fees following the termination of a third party healthcare operator in October 2018, higher cumulative franchise tax on our hotel portfolio in the prior year, and other decreases in investment related costs, all of which were partially offset by refinancing costs on our healthcare debt in the second quarter of 2019.
Transaction Costs
Higher transaction costs of $2.6 million was incurred in the prior year in connection with an investment in Spain.
Placement Fees
No placement fees were incurred in the three months ended June 30, 2019, while $1.2 million was incurred in the three months ended June 30, 2018 related primarily to fundraising for our co-investment vehicle in AccorInvest, a multinational European hospitality group.
Depreciation and Amortization
The net increase of $4.0 million in depreciation and amortization for the three months ended June 30, 2019 compared to the same period in 2018 can be attributed mainly to: (i) acquisition of a portfolio of office and industrial buildings in France in November 2018, (ii) capital expenditures primarily on our hotel properties, and (iii) accelerated amortization of the NRE management contract beginning in December 2018 based on an expected sale of NRE. These increases were largely offset by non-core properties sold or transferred to held for sale and a decrease in amortization of the NorthStar trade name upon write-off in June 2019.
Provision for Loan Losses

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Non-PCI loans	$12,807	$5,072	$7,735
PCI loans	2,196	8,861	(6,665)
Total provision for loan losses	$15,003	$13,933	1,070
Provision for loan losses in the three months ended June 30, 2019 related to write-downs to collateral value or prices based upon potential offers received on certain loans. In the three months ended June 30, 2018, provision for loan loss was driven by sales of PCI loans and losses on certain securitized loans prior to the sale of our interest in the securitization trust that resulted in a deconsolidation of the trust in June 2018.
Of the total provision for loan losses, $4.2 million and $6.6 million in the three months ended June 30, 2019 and 2018, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Healthcare	$51,324	$1,982	$49,342
Hospitality	420	—	420
Other Equity and Debt	32,302	7,366	24,936
Investment Management	—	60,312	(60,312)
Unallocated	649	—	649
	$84,695	$69,660	15,035
Healthcare—Impairment in the three months ended June 30, 2019 was based upon a negotiated purchase option exercised by a tenant on three hospitals and preliminary offers received on certain net lease properties. In the three months ended June 30, 2018, additional impairment was recorded on properties with hurricane-related damage from 2017.
Hospitality—Minimal additional impairment loss was recognized in the three months ended June 30, 2019 based on final net proceeds from a hotel sale.
Other Equity and Debt—Impairment was $24.9 million higher at $32.3 million in the second quarter of 2019 compared to the second quarter of 2018. The increase was driven by impairments based upon revised expected sales prices in the current market, primarily on a real estate portfolio in the United Kingdom due to uncertainties of Brexit, and additional write-downs upon real estate sales.

Investment Management—Impairment in the three months ended June 30, 2018 was related predominantly to the write-off of the NorthStar trade name in connection with our name change to Colony Capital, Inc. in June 2018
Unallocated—Impairment was recorded on an office operating lease asset in the second quarter of 2019.
Of the $84.7 million and $69.7 million of total impairment for the three months ended June 30, 2019 and 2018, $37.2 million and $5.6 million was attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The table below provides the components of compensation expense:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$31,294	$39,611	$(8,317)
Carried interest compensation	1,146	—	1,146
Equity-based compensation	11,136	12,916	(1,780)
	$43,576	$52,527	(8,951)
Compensation expense decreased $9.0 million comparing the three months ended June 30, 2019 and 2018, attributed to $5.5 million and $0.7 million of severance costs incurred in the second quarter of 2018 in connection with the Merger and contribution of our broker dealer business to a joint venture, respectively, $1.8 million decrease in equity based compensation due primarily to acceleration of awards in 2018, with remaining net decrease largely reflecting the impact of the corporate restructuring undertaken in November 2018 which was aimed at reducing the Company's global workforce. These decreases were partially offset by $1.1 million of compensation related to unrealized carried interest recognized in the second quarter of 2019. Carried interest compensation is generally not paid to employees until the associated carried interest is distributed by the investment vehicles to the Company.
Administrative Expense
Administrative expense was $20.1 million in the three months ended June 30, 2019, a $3.4 million decrease from the same period in 2018, largely due to our ongoing cost reduction initiatives.
Gain on Sale of Real Estate

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Hospitality	$140	$—	$140
Other Equity and Debt	5,937	42,702	(36,765)
	$6,077	$42,702	(36,625)
Hospitality—We recorded a $0.1 million gain from the sale of a hotel property in Georgia in the three months ended June 30, 2019.
Other Equity and Debt—Gain on sale in both three months ended June 30, 2019 and 2018 relate primarily to our European properties, and additionally in the prior year period, the sale of a U.S. multi-tenant office.
Gain on sale of $3.8 million and $19.6 million in the three months ended June 30, 2019 and 2018, respectively, was attributed to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Colony Credit	$(267,912)	$5,413	$(273,325)
Other Equity and Debt	25,757	7,767	17,990
Investment Management (including $1,836 and $0 of carried interest, respectively)	(15,297)	(13,955)	(1,342)
	$(257,452)	$(775)	(256,677)
Colony Credit—In June 2019, we wrote down our investment in Colony Credit by $227.9 million given the prolonged period of time the carrying value of our investment in Colony Credit has exceeded its market value. The impairment was measured as the excess of carrying value over fair value of our investment based on Colony Credit's closing stock price on June 28, 2019, the last trading day of the second quarter. For the three months ended June 30, 2019, we also recorded our share of net loss of $40.0 million in comparison to earnings of $5.4 million in the three months ended June 30, 2018. The net loss resulted from additional loan loss provision and real estate impairment recorded by Colony Credit in the second quarter of 2019.
Other Equity and Debt—Equity method earnings increased approximately $18.0 million comparing the three months ended June 30, 2019 and 2018, resulting primarily from new ADC loan originations and additional fundings, partially offset by repayments of our preferred equity investments and sales of investments. Additionally, the prior year period included impairment charges based upon the selling price of an investment and losses from our interests in private equity funds, which have mostly been sold.
Investment Management—Equity method losses in both periods were driven by impairment charges, which were partially offset in the three months ended June 30, 2019 by unrealized carried interest allocation from our sponsored and/or co-sponsored investment vehicles, and management fees from our joint venture which manages our digital infrastructure vehicle.
Other Gain (Loss), Net
We recognized a net loss of $89.5 million in the three months ended June 30, 2019 compared to a net gain of $28.8 million in the same period in 2018, resulting primarily from the following items:

•
$86.9 million loss in the three months ended June 30, 2019 compared to a $24.6 million gain in the same period 2018 on a non-designated out-of-money interest rate swap assumed through the Merger due to the flattening of the 10-year treasury forward curve. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•	$3.3 million of higher unrealized loss on investments held by a consolidated investment company; and

•	$10.9 million gain in 2018 from deconsolidation of N-Star CDOs;
The above items which had an unfavorable impact to the second quarter of 2019 compared to 2018 were partially offset by:

•	$2.8 million lower remeasurement loss on a foreign currency denominated loan receivable; and

•
$8.7 million unrealized loss recorded upon final measurement in June 2018 of the contingent consideration liability in connection with Colony's management internalization in 2015, which was settled in August 2018 (refer to Note 11 of the consolidated financial statements).

Income Tax Benefit (Expense)
We recorded an income tax expense of $2.6 million compared to an income tax benefit of $0.5 million in the three months ended June 30, 2019 and 2018, respectively. In the second quarter of 2019, there were lower overall expense deductions as a result of our ongoing cost reduction initiatives and additionally, higher income tax expense related to our hospitality segment.

Income (Loss) from Discontinued Operations

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$91,741	$72,155	$19,586
Fee income	2,978	1,634	1,344
Interest and other income	1,228	792	436
Revenues from discontinued operations	95,947	74,581	21,366
Expenses
Property operating expense	25,669	21,054	4,615
Interest expense	19,726	10,856	8,870
Investment and servicing expense	8	178	(170)
Depreciation and amortization	45,360	32,482	12,878
Impairment loss	—	174	(174)
Compensation expense—cash and equity-based	3,680	2,632	1,048
Compensation expense—carried interest	561	1,060	(499)
Administrative expenses	1,386	1,084	302
Expenses from discontinued operations	96,390	69,520	26,870
Other income (loss)
Gain from sale of real estate	547	—	547
Other loss, net	(49)	—	(49)
Equity method earnings (losses)	(173)	2,650	(2,823)
Income (loss) from discontinued operations before income taxes	(118)	7,711	(7,829)
Income tax benefit (expense)	(386)	53	(439)
Income (loss) from discontinued operations	$(504)	$7,764	(8,268)
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the results of operations of the industrial segment and the associated management platform, and include property operations, fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, and related compensation expense.
The second quarter of 2018 also includes loss from discontinued operations of $0.2 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.
The discontinued operations of our industrial business recorded a loss of $0.5 million in the three months ended June 30, 2019 and income of $7.8 million in the three months ended June 30, 2018, which can be attributed primarily to the following:

•
Property operating income and expense were $19.6 million and $4.6 million higher, respectively, resulting from continued growth in our industrial portfolio as acquisitions outpaced dispositions, including the acquisition of a $1.1 billion portfolio of 50 properties in February 2019. At June 30, 2019 and June 30, 2018, our industrial portfolio consisted of 452 and 392 buildings, respectively, with a net addition of 60 buildings and 12.4 million rentable square feet.

•	The positive impact to property operations was partially offset by a resulting increase in depreciation and amortization expense of $12.9 million.

•
Similarly, interest expense increased $8.9 million as we obtained $840 million of additional debt to fund new acquisitions in the first six months of 2019, along with additional drawdowns from our industrial revolver, which capacity was expanded from $400 million to $600 million. As a result, we also incurred higher deferred financing costs as well as higher unused fees on the revolver. These increases, however, were partially offset by higher capitalization of interest on development projects in 2019.

•
Cash and equity-based compensation was also higher, driven by compensatory arrangements with employees of the industrial segment in order to retain their employment through completion of the sale of the industrial business.

•
In connection with managing third party capital in our sponsored open-end industrial fund, fee income, calculated based on net asset value of the fund, was $1.3 million higher as a result of additional capital raised and appreciation in value of our industrial properties. Carried interest, however, decreased as NAV appreciation was lower in 2019 compared to 2018. As a result, carried interest compensation decreased, partially offset by an adjustment to the employee sharing percentage approved by the compensation committee in 2019.
Preferred Stock Redemption
In the second quarter of 2018, $4.0 million was recorded to decrease net loss attributable to common stockholders, which amount represented the excess of carrying value over the redemption price of $25.00 per share of Series D preferred stock that was redeemed in full. This excess was due to the fact that the Series D preferred stock carrying value included a premium that was recognized when we assumed Series D preferred stock based upon its trading price at the closing of the Merger.
Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$947,686	$1,006,046	$(58,360)
Interest income	81,125	107,443	(26,318)
Fee income	66,461	73,818	(7,357)
Other income	26,226	24,778	1,448
Total revenues	1,121,498	1,212,085	(90,587)
Expenses
Property operating expense	549,982	585,150	(35,168)
Interest expense	276,627	281,152	(4,525)
Investment and servicing expense	38,466	44,470	(6,004)
Transaction costs	2,822	3,357	(535)
Placement fees	309	1,293	(984)
Depreciation and amortization	220,734	220,174	560
Provision for loan loss	18,614	19,308	(694)
Impairment loss	110,317	223,058	(112,741)
Compensation expense
Cash and equity-based compensation	73,947	99,616	(25,669)
Carried interest and incentive fee compensation	2,418	—	2,418
Administrative expenses	42,531	46,969	(4,438)
Total expenses	1,336,767	1,524,547	(187,780)
Other income
Gain on sale of real estate	35,530	58,853	(23,323)
Other gain (loss), net	(138,575)	104,054	(242,629)
Equity method earnings (losses)	(225,225)	29,307	(254,532)
Equity method earnings—carried interest	6,732	—	6,732
Loss before income taxes	(536,807)	(120,248)	(416,559)
Income tax benefit (expense)	(3,783)	33,324	(37,107)
Loss from continuing operations	(540,590)	(86,924)	(453,666)
Income from discontinued operations	25,789	16,858	8,931
Net loss	(514,801)	(70,066)	(444,735)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,953	1,177	776
Investment entities	36,574	45,603	(9,029)
Operating Company	(36,600)	(10,106)	(26,494)
Net loss attributable to Colony Capital, Inc.	(516,728)	(106,740)	(409,988)
Preferred stock redemption	—	(3,995)	3,995
Preferred stock dividends	54,275	62,775	(8,500)
Net loss attributable to common stockholders	$(571,003)	$(165,520)	(405,483)

Property Operating Income and Property Operating Expenses

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Property operating income:
Healthcare	$289,553	$294,976	$(5,423)
Hospitality	423,571	424,518	(947)
Other Equity and Debt	234,562	286,552	(51,990)
	$947,686	$1,006,046	(58,360)
Property operating expenses:
Healthcare	$128,226	$136,949	$(8,723)
Hospitality	281,036	279,416	1,620
Other Equity and Debt	140,720	168,785	(28,065)
	$549,982	$585,150	(35,168)
Healthcare—Property operating income and expenses decreased $5.4 million and $8.7 million, respectively, comparing the six months ended June 30, 2019 and 2018.
Property income and property expenses were affected by the adoption of the new lease accounting standard in 2019 as (i) the threshold for recognizing lease income is subject to higher probability of collection criteria under the new lease standard and bad debt is recorded as a direct reduction of revenue; and (ii) property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense in 2019.
While resident fee income was higher in 2019, the recording of bad debt expense as a reduction to revenue contributed largely to the decrease in property operating income, along with a non-recurring termination fee received in 2018 from an early lease termination in our medical office building portfolio.
There was higher overall bad expense in 2018 related to our skilled nursing facilities which caused property operating expense in 2019 to decrease in comparison, in addition to lower property management fees in 2019 following the termination of a third party management contract in October 2018.
Hospitality—Property operating income decreased $0.9 million comparing the six months ended June 30, 2019 and 2018, driven by the sale of three hotels, weaker corporate demand and new supply in certain markets. Property operating expense increased $1.6 million in the six months ended June 30, 2019 compared to the same period in 2018. Higher labor costs, property taxes, and ground lease expense contributed to this increase.
Other Equity and Debt—Property operating income and expenses decreased $52.0 million and $28.1 million, respectively, comparing the six months ended June 30, 2019 and 2018. The decreases were driven by continued sales of our non-core properties, primarily in our THL Hotel Portfolio and European portfolio, and contribution of real estate to Colony Credit on January 31, 2018. These decreases were partially offset by property operating income and expenses from a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $26.3 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018 which had generated $9.5 million of interest income in 2018 prior to contribution, $10.3 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, and decreases due to continuing repayments, payoffs and sales of our loan and securities portfolio. These decreases more than offset new loan originations and additional loan fundings subsequent to the first quarter of 2018.

Fee Income
Fee income is earned from the following sources:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Institutional funds	$23,671	$27,364	$(3,693)
Public companies (Colony Credit, NRE)	30,144	28,391	1,753
Non-traded REITs	10,095	17,703	(7,608)
Other	2,551	360	2,191
	$66,461	$73,818	(7,357)
Fee income decreased $7.4 million for the six months ended June 30, 2019 compared to the same period in 2018, resulting from:

•
net decrease of $3.7 million in fees from institutional funds, attributable to approximately $3.4 million of non-recurring subscription fee in the second quarter of 2018, excluding which, fees were $0.3 million lower higher due to continued liquidation of legacy funds which more than offset fees from the new Colony Latam funds and additional capital raises;

•
$3.0 million decrease in fee income from Colony Credit, which replaced fees from non-traded REITs, NorthStar I and NorthStar II beginning February 1, 2018 due to acquisition and disposition fees from NorthStar I and NorthStar II in 2018 prior to the closing of the Combination as such fees are excluded from the Colony Credit fee structure, and lower fee basis in the first half of 2019 based on Colony Credit's stockholders' equity;

•	approximately $0.7 million of lower fee income from NRE following the sale of a significant real estate asset in the fourth quarter of 2018 which reduced NRE's NAV fee basis; and

•	approximately $1.9 million decrease in fee income from NorthStar Healthcare following a decrease in its NAV fee basis effective December 2018; partially offset by

•	$2.2 million increase in other fees related to asset management and advisory services earned in the second quarter of 2019.
Other Income
Other income increased marginally by $1.4 million comparing the six months ended June 30, 2019 and 2018. In the first half of 2019, there were higher amounts grossed up in other income and equity-based compensation expense related to equity awards granted by Colony Credit and NRE to the Company and certain of its employees, higher cost reimbursement income in relation to investment due diligence activities and from our joint venture which manages our digital infrastructure vehicle, and dividend income from our interest in a mutual fund beginning in 2019. These were partially offset by a decrease in collateral management fees from N-Star CDOs, insurance recoveries in 2018 for business interruptions due to hurricanes that affected our THL Hotel Portfolio in 2017, a class action settlement received in 2018 related to our hospitality segment, and lower recovery income from our loan portfolios which continue to resolve over time.
Interest Expense

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Investment-level financing:
Healthcare	$104,662	$96,120	$8,542
Hospitality	83,656	70,855	12,801
Other Equity and Debt	61,069	86,756	(25,687)
Corporate-level debt	27,240	27,421	(181)
	$276,627	$281,152	(4,525)
The $4.5 million net decrease in interest expense for the six months ended June 30, 2019 compared to the same period in 2018 can be attributed to the following:
Healthcare—Interest expense was $8.5 million higher, driven by the effects of the $1.7 billion debt refinancing in June 2019, primarily a $7.5 million write-off of existing debt discount.

Hospitality—Interest expense increased $12.8 million, resulting from the impact of higher LIBOR on variable rate debt, additional debt obtained in connection with debt refinancing, and higher deferred financing costs expensed as a result of the refinancing.
Other Equity and Debt—Interest expense decreased $25.7 million, driven by: (i) debt payoffs from continued sales and resolutions of our non-core investments, (ii) $9.7 million decrease in interest expense from the sale and deconsolidation of our securitization trusts in the second quarter of 2018, and (iii) contribution of certain assets along with their underlying debt to Colony Credit on January 31, 2018. These decreases were partially offset by an increase in interest expense from new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Corporate-level Debt—While there was a lower average outstanding balance on our corporate credit facility in 2019, the effect of higher LIBOR on our junior subordinated debt and higher unused fees on our corporate credit facility resulted in only a marginal decrease in interest expense.
Investment and Servicing Expense
There was a $6.0 million net decrease in investment and servicing costs comparing the six months ended June 30, 2019 and 2018. The decrease can be attributed mainly to lower write-offs of receivables related to certain retail companies, lower servicing and management fees following the termination of a third party healthcare operator in October 2018 and continued resolution of our loan portfolio, and other decreases in investment related costs, all of which were partially offset by higher expenses in 2019 related to refinancing of our healthcare debt and unconsummated deals.
Transaction Costs
Transaction costs were $2.8 million in the six months ended June 30, 2019 related to our acquisition of the Latin American investment management business of The Abraaj Group and acquisition of a hotel portfolio in France through a joint venture, and $3.4 million in the six months ended June 30, 2018 related mainly to an investment in Spain.
Placement Fees
Immaterial placement fees were incurred in connection with our open-end industrial fund in the six months ended June 30, 2019, while $1.3 million was incurred in the six months ended June 30, 2018 related to fundraising for our co-investment vehicle in AccorInvest, a multinational European hospitality group.
Depreciation and Amortization
There was a minimal net increase of $0.6 million in depreciation and amortization comparing the six months ended June 30, 2019 and 2018 which can be attributed mainly to: (i) acquisition of a portfolio of office and industrial buildings in France in November 2018, (ii) capital expenditures primarily on our hotel properties, and (iii) accelerated amortization of the NRE management contract beginning in December 2018 based on an expected sale of NRE. These increases were mostly offset by non-core properties sold or transferred to held for sale and a decrease in amortization of the NorthStar trade name upon write-off in June 2019.
Provision for Loan Losses

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Non-PCI loans	$12,807	$7,737	$5,070
PCI loans	5,807	11,571	(5,764)
Total provision for loan losses	$18,614	$19,308	(694)
Provision for loan losses in the six months ended June 30, 2019 related to write-downs to collateral value or prices based upon potential offers received on certain loans. In the six months ended June 30, 2018, provision for loan losses was driven by sales of PCI loans, losses on certain securitized loans prior to the sale of our interest in the securitization trust that resulted in a deconsolidation of the trust in June 2018 and a loan in maturity default.
Of the total provision for loan losses, $6.0 million and $3.8 million in the six months ended June 30, 2019 and 2018, respectively, was attributable to noncontrolling interests in investment entities.

Impairment Loss

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Healthcare	$51,324	$5,762	$45,562
Hospitality	4,270	—	4,270
Other Equity and Debt	54,074	16,555	37,519
Investment Management	—	200,741	(200,741)
Unallocated	649	—	649
	$110,317	$223,058	(112,741)
Healthcare—Impairment in the six months ended June 30, 2019 was based upon a negotiated purchase option exercised by a tenant on three hospitals and preliminary offers received on certain net lease properties. In the six months ended June 30, 2018, impairment was recorded based upon sales prices and separately, on properties with hurricane-related damage from 2017.
Hospitality—Additional impairment loss was recognized in the six months ended June 30, 2019 based upon revised expected sales prices or final net proceeds from sale.
Other Equity and Debt—Impairment was $37.5 million higher at $54.1 million in the six months ended June 30, 2019 compared to the same period last year. The increase resulted from additional impairments based upon revised expected sales prices in the current market, primarily on our real estate portfolios in the United Kingdom and Italy, and incremental write-downs upon real estate sales.
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
Unallocated—Impairment was recorded on an office operating lease asset in the second quarter of 2019.
Of the $110.3 million and $223.1 million of total impairment in the six months ended June 30, 2019 and 2018, respectively, $51.3 million and $13.4 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The following table provides the components of compensation expense.

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$54,086	$74,187	$(20,101)
Carried interest compensation	2,418	—	2,418
Equity-based compensation	19,861	25,429	(5,568)
	$76,365	$99,616	(23,251)
Compensation expense decreased $23.3 million comparing the six months ended June 30, 2019 and 2018. The first six months of 2018 had included (i) $11.5 million of compensation related to the Merger, of which $8.1 million was severance costs and $3.3 million was equity-based compensation in connection with awards granted to certain NSAM executives that vested one year from closing of the Merger; and (ii) $1.9 million of severance costs related to contribution of our broker-dealer business to a joint venture. Remaining decrease can be attributed to acceleration of equity awards in 2018, and the impact of corporate restructuring undertaken in November 2018 which was aimed at reducing the Company's global workforce. These decreases were partially offset by $2.4 million of compensation related to unrealized carried interest recognized in the first six months of 2019. Carried interest compensation is generally not paid to employees until the associated carried interest is distributed by the investment vehicles to the Company.
Administrative Expenses
Administrative expenses were $42.5 million for the six months ended June 30, 2019, a $4.4 million decrease from the same period in 2018, largely due to our ongoing cost reduction initiatives.

Gain on Sale of Real Estate

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Hospitality	$279	$—	$279
Other Equity and Debt	35,251	58,853	(23,602)
	$35,530	$58,853	(23,323)
Hospitality—Gain on sale in the six months ended June 30, 2019 pertained to proceeds received on a parcel of land in Virginia subject to eminent domain and the sale of a hotel property in Georgia.
Other Equity and Debt—Gain on sale in both the six months ended June 30, 2019 and 2018 relate to our European portfolio and U.S. multi-tenant offices, with higher gains derived from sales of our properties in the United Kingdom, France and Spain in the prior year period.
Gain on sale of $34.7 million and $30.4 million in the six months ended June 30, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Colony Credit	$(262,399)	$1,759	$(264,158)
Other Equity and Debt	50,365	34,984	15,381
Investment Management (including $6,732 and $0 of carried interest, respectively)	(6,459)	(7,436)	977
	$(218,493)	$29,307	(247,800)
Colony Credit—In June 2019, we wrote down our investment in Colony Credit by $227.9 million given the prolonged period of time the carrying value of our investment in Colony Credit has exceeded its market value. The impairment was measured as the excess of carrying value over fair value of our investment based on Colony Credit's closing stock price on June 28, 2019, the last trading day of the second quarter. For the six months ended June 30, 2019, we also recorded our share of net loss of $34.5 million in comparison to earnings of $1.8 million in the six months ended June 30, 2018. The net loss resulted from additional loan loss provision and real estate impairment recorded by Colony Credit in the second quarter of 2019.
Other Equity and Debt—Equity method earnings increased $15.4 million comparing the six months ended June 30, 2019 and 2018, driven by new ADC loan originations and additional fundings, and gains from sale of underlying real estate by an investee. Additionally, the prior year period included losses from our interests in private equity funds, which have mostly been sold. These increases were partially offset by repayments of our preferred equity investments, sales of investments and contribution of investments to Colony Credit on January 31, 2018.
Investment Management—Equity method losses in both periods were driven by impairment charges, partially offset by unrealized carried interest allocation from our sponsored and/or co-sponsored investment vehicles, management fees from our joint venture which manages our digital infrastructure vehicle, and preferred equity interest income.
Other Gain (Loss), Net
We recognized a loss of $138.6 million in the six months ended June 30, 2019 compared to a gain of $104.1 million in the same period in 2018, resulting primarily from the following items:

•
$146.1 million loss in the six months ended June 30, 2019 compared to $81.0 million gain in the same period in 2018 on a non-designated out-of-money interest rate swap assumed through the Merger due to the flattening of the 10-year treasury forward curve. The swap was intended to hedge future refinancing risk on certain NRF mortgage debt;

•	$1.8 million of higher unrealized loss on investments held by a consolidated investment company;

•	$9.5 million of lower gains from sale of CRE securities;

•	Various gains recorded in the six months ended June 30, 2018 that were not recurring in 2019, namely:

•
$9.9 million gain in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s interest in Colony Credit;

•	$10.9 million gain from deconsolidation of N-Star CDOs; and

•
$1.7 million unrealized fair value gain on the contingent consideration liability in connection with Colony's management internalization, which was settled in August 2018 (refer to Note 11 of the consolidated financial statements).

The above items which had an unfavorable impact to the first six months of 2019 compared to 2018 were partially offset by:

•	$6.6 million of lower impairment on CRE securities; and

•	$1.8 million of lower remeasurement loss on a foreign currency denominated loan receivable.
Income Tax Benefit (Expense)
We recorded income tax expense of $3.8 million and income tax benefit of $33.3 million in the six months ended June 30, 2019 and 2018, respectively. The large income tax benefit in the prior year resulted primarily from the write-off of deferred tax liabilities in connection with the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination and for NorthStar RXR/NY Metro upon termination of its offering period.
Income from Discontinued Operations

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$172,973	$140,508	$32,465
Fee income	5,449	2,948	2,501
Interest and other income	2,368	1,908	460
Revenues from discontinued operations	180,790	145,364	35,426
Expenses
Property operating expense	48,007	42,453	5,554
Interest expense	34,352	21,046	13,306
Investment and servicing expense	538	263	275
Depreciation and amortization	84,805	62,427	22,378
Impairment loss	—	174	(174)
Compensation expense—cash and equity-based	6,339	5,027	1,312
Compensation expense—carried interest	340	1,919	(1,579)
Administrative expenses	3,016	2,391	625
Expenses from discontinued operations	177,397	135,700	41,697
Other income (loss)
Gain from sale of real estate	23,395	2,293	21,102
Other loss, net	(57)	—	(57)
Equity method earnings (losses)	(644)	4,833	(5,477)
Income from discontinued operations before income taxes	26,087	16,790	9,297
Income tax benefit (expense)	(298)	68	(366)
Income from discontinued operations	$25,789	$16,858	8,931
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the results of operations of the industrial segment and the associated management platform, and include property operations, fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, and related compensation expense.
The first half of 2018 also includes loss from discontinued operations of $0.1 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.

Income from discontinued operations of our industrial business decreased $8.9 million comparing the six months ended June 30, 2019 and 2018, attributed primarily to the following:

•
Property operating income and expense were $32.5 million and $5.6 million higher, respectively, resulting from continued growth in our industrial portfolio as acquisitions outpaced dispositions, in particular, the acquisition of a $1.1 billion portfolio of 50 properties in February 2019. At June 30, 2019 and June 30, 2018, our industrial portfolio consisted of 452 and 392 buildings, respectively, with a net addition of 60 buildings and 12.4 million rentable square feet.

•	The positive impact to property operations was partially offset by a resulting increase in depreciation and amortization expense of $22.4 million.

•
Similarly, interest expense increased $13.3 million as we obtained $840 million of additional debt to fund new acquisitions in the first six months of 2019, along with additional drawdowns from our industrial revolver, which capacity was expanded from $400 million to $600 million. As a result, we also incurred higher deferred financing costs as well as higher unused fees on the revolver. These increases, however, were partially offset by higher capitalization of interest on development projects in 2019.

•
Cash and equity-based compensation was also higher, driven by compensatory arrangements with employees of the industrial segment in order to retain their employment through completion of the sale of the industrial business.

•
In connection with managing third party capital in our sponsored open-end industrial fund, fee income, calculated based on net asset value of the fund, was $2.5 million higher as a result of additional capital raised and appreciation in value of our industrial properties. Carried interest, however, decreased as NAV appreciation was lower in 2019 compared to 2018. The corresponding decrease in carried interest compensation was more than offset by an adjustment to the employee sharing percentage approved by the compensation committee in 2019.

Preferred Stock Redemption
In the second quarter of 2018, $4.0 million was recorded to decrease net loss attributable to common stockholders, which amount represent the excess of carrying value over the redemption price of $25.00 per share of Series D preferred stock that was redeemed in full. The excess was due to the fact that the Series D preferred stock carrying value included a premium that was recognized when we assumed Series D preferred stock based upon its trading price at the closing of the Merger.
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
At June 30, 2019, our interest in our healthcare segment was approximately 71%.
Portfolio Overview
Our healthcare portfolio is located across 33 states domestically and 13% of our portfolio (based upon NOI) is in the United Kingdom.
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	June 30, 2019	December 31, 2018
Real estate
Held for investment	$4,757,528	$4,995,298
Held for sale	129,327	—
Debt	2,979,931	3,213,992

The following table presents selected operating metrics of our healthcare segment:

	Number of Buildings	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
June 30, 2019
Senior housing—operating	108	6,388 units	84.8%	N/A
Medical office buildings	108	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	84	4,231 units	80.9%	11.2
Net lease—skilled nursing facilities	99	11,829 beds	83.3%	5.6
Net lease—hospitals	14	872 beds	63.4%	9.7
Total	413
December 31, 2018
Senior housing—operating	108	6,388 units	86.8%	N/A
Medical office buildings	108	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	84	4,231 units	82.1%	11.7
Net lease—skilled nursing facilities	99	11,829 beds	82.4%	5.9
Net lease—hospitals	14	872 beds	58.1%	9.7
Total	413
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

Revenue mix of our healthcare portfolio weighted by net operating income ("NOI") for the twelve months ended March 31, 2019 (as our operators report on a quarter lag) was as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	59%
Medicaid	31%
Medicare	10%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data.
Financing
At June 30, 2019, our healthcare portfolio was financed by $3.0 billion of outstanding debt principal, of which $0.4 billion was fixed and $2.6 billion was variable rate debt, bearing a combined weighted average interest rate of 5.80%.
Through June 2019, we refinanced an aggregate of $1.935 billion of debt principal, which collectively addressed a majority of outstanding debt principal with maturities in 2019, extending their maturities through 2024 (including extension options). Previous default due to debt and/or lease coverage ratios on two of the refinanced debt have been cured.
Our completed refinancings included $1.725 billion of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio, which was paid in full with proceeds from a new secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by our equity partners in the portfolio. The new $1.515 billion interest-only debt is comprised of $1.025 billion first mortgage debt and $490 million mezzanine debt, has an initial two year term with three one-year extension options and carries a blended interest rate of one-month LIBOR plus 3.33%. The underlying collateral for the new debt includes 158 U.S. healthcare properties or 189 buildings consisting of medical office buildings, senior housing properties, skilled nursing facilities and hospitals, but excludes certain assets that were collateral for the previous debt.

Performance
Results of operations of our healthcare segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$145,896	$145,419	$291,670	$298,014
Net income (loss) attributable to Colony Capital, Inc.	(58,616)	(14,356)	66,078	24,716
Net Operating Income
NOI generated by our healthcare segment, in total and by portfolio, was as follows. NOI is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$145,896	$145,419	$291,670	$298,014
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(4,817)	(1,580)	(10,044)	(5,899)
Other income	(36)	—	(36)	—
Property operating expenses (1)	(63,924)	(69,983)	(128,226)	(136,949)
NOI—Healthcare	$77,119	$73,856	$153,364	$155,166
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Senior housing—operating	$16,468	$16,770	$(302)	(1.8)%	$33,803	$34,242	$(439)	(1.3)%
Medical office buildings	13,481	13,718	(237)	(1.7)%	25,905	30,269	(4,364)	(14.4)%
Net lease—senior housing	15,290	14,483	807	5.6%	30,669	30,022	647	2.2%
Net lease—skilled nursing facilities	26,895	24,079	2,816	11.7%	52,639	50,904	1,735	3.4%
Net lease—hospitals	4,985	4,806	179	3.7%	10,348	9,729	619	6.4%
NOI—Healthcare	$77,119	$73,856	3,263	4.4%	$153,364	$155,166	(1,802)	(1.2)%
Comparing the three months ended June 30, 2019 and 2018, NOI was $3.3 million or 4.4% higher, largely due to lower bad debt expense and lower rent concessions provided in 2019 related to our skilled nursing facilities.
However, NOI was $1.8 million or 1.2% lower comparing the six months ended June 30, 2019 and 2018. Although there was higher resident fee income and lower bad debt expense in 2019, the impact was more than offset by a non-recurring termination fee received in 2018 from an early lease termination in our medical office building portfolio.
Industrial
As previously discussed, the operating results of the industrial business are presented as discontinued operations in the consolidated statements of operations, and the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets.
Our industrial segment is primarily composed of light industrial assets throughout the U.S. Our light industrial strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector. Light industrial buildings are generally multi-tenant buildings up to 250,000 square feet with an office build-out of less than 20%. They are typically located in supply constrained locations and serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times by providing smaller industrial distribution spaces located closer to a company's customer base. They are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms.
In addition, in February 2019, we acquired six bulk industrial buildings, which are warehouses generally greater than 500,000 square feet, and are stabilizing the existing portfolio.
Our investment in the industrial portfolio is made alongside third party limited partners through joint ventures, composed of sponsored and managed partnerships, including an open end industrial fund for our light portfolio. We also have a wholly owned industrial operating platform which provides vertical integration from acquisitions and development to asset management and property management.
Capitalization
Light Industrial—At June 30, 2019, we owned 33.6% of our light industrial platform based upon net asset value through our capital contributions totaling $749.2 million. Our ownership interest decreased from 35.3% at December 31, 2018 as we continued to expand our light industrial platform through third party capital, with $141.7 million of additional capital closed in the first quarter of 2019, bringing total third party capital to $1.66 billion at June 30, 2019. Additional fundraising is currently on hold in contemplation of the planned sale of the industrial business.
Bulk Industrial—We own 51% of our bulk industrial portfolio through a capital contribution of $72.5 million, with the remaining $70.0 million of capital contributed by a third-party institutional investor for a 49% interest in a newly formed joint venture.
Portfolio Overview
Our industrial portfolio is well-diversified with 55.7 million square feet of light industrial and 4.2 million square feet of bulk industrial, aggregating to over 1,000 tenants across 27 major U.S. markets, with significant concentrations (based upon NOI) in Atlanta (12%) and Dallas (12%).
The following table presents key balance sheet data of our industrial segment, which are classified as held for sale:

(In thousands)	June 30, 2019	December 31, 2018
Real estate	$4,115,436	$2,793,004
Debt	2,004,201	1,064,585
We present and discuss below certain key metrics related to our industrial portfolio:

	June 30, 2019				December 31, 2018
	Number of Buildings (1)	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
Light industrial	446	55,728	91.6%	3.9	400	48,526	94.5%	3.8
Bulk industrial	6	4,183	67.4%	11.7	—	—	—	—
Total	452	59,911	89.9%	4.3	400	48,526	94.5%	3.8
_________

(1)	Includes two buildings for which development was completed in 2019.

•
At June 30, 2019, as it relates to our total portfolio, 78.0% of our tenants (based upon leased square feet) were international and national companies, with the top ten tenants making up 8.4% of our portfolio based upon annualized base rent.

•
Leased percentage for our light industrial portfolio declined from 94.5% at December 31, 2018 to 91.6% at June 30, 2019, driven largely by vacancy in new acquisitions. The market for light industrial space continues to experience capacity constraints and is driving rental rate growth and strong tenant demand, with initial rental rates on new and renewed leases commencing in 2019 (excluding leases less than 12 months) experiencing a 6.5% growth compared to prior ending rents (on a cash basis).

•	At June 30, 2019, no more than 15.0% of existing leases by square footage in our total portfolio was scheduled to expire in any single year over the next ten years.

•	Acquisitions and dispositions in 2019 are summarized below. We continually seek to redeploy capital into high quality real estate.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions
Light industrial	79	9,241	81%	$1,015,182	NA	NA
Bulk industrial	6	4,183	67%	373,182	NA	NA
	85	13,424		$1,388,364
Dispositions
Light industrial	35	2,332	NA	NA	$139,417	$23,395
_________

(1)	Purchase price reflects capitalized transaction costs. Acquisitions include three land parcels totaling $20.7 million for co-development with operating partners.

•
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

In June 2019, we acquired a portfolio of 30 fully leased light industrial buildings in New Jersey, including two land parcels, for $192.0 million (excluding transaction costs), totaling 1.3 million square feet.

•
As of June 30, 2019, we had funded $13.1 million with remaining unfunded purchase commitment of $171.8 million for the acquisition of eight light industrial buildings which are under construction, aggregating 1.9 million square feet. In July and August 2019, we closed on the acquisition of one parcel of land and five light industrial buildings upon completion of construction totaling 1.1 million square feet.

Financing
At June 30, 2019, we have outstanding debt at total carrying value of $2.0 billion, bearing a weighted average interest rate of 3.87%, with a weighted average remaining maturity of 7.8 years.
In connection with our light industrial portfolio acquisition in February 2019, we obtained a $500 million floating rate, five-year term loan, of which $300 million is fixed through the use of interest rate swaps. We also replaced our existing $400 million revolver with a $600 million revolver having a four-year initial term, that was $102 million drawn at June 30, 2019. The combined financing is unsecured, supported by an unencumbered asset pool within the light industrial portfolio and is non-recourse to the Company. We also closed on $235 million first mortgage debt secured by the bulk industrial portfolio. Additionally, in June 2019, we obtained a $100 million fixed rate loan to finance the acquisition of our 30 building light industrial portfolio in New Jersey.
Performance
Results of operations of our industrial segment, presented as part of discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$92,969	$72,477	$175,341	$141,230
Net income (loss) attributable to Colony Capital, Inc.	(3,135)	810	3,293	2,088

Same Store Property Operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019	2018	Change	2019	2018	Change
Industrial: (1)
Same store property operating income	$61,201	$60,902	0.5%	$122,561	$122,735	(0.1)%
Same store property operating expenses	17,649	17,398	1.4%	35,398	36,051	(1.8)%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned and stabilized throughout the entirety of both the current and prior years. Stabilized properties are properties held for more than one year or that are greater than 90% leased. Properties acquired or disposed after the same store portfolio is determined are excluded. Our same store portfolio consisted of 312 buildings for both the quarter-to-date and year-to-date periods.

On a same store basis, property operating income and expenses increased 0.5% and 1.4%, respectively, comparing the three months ended June 30, 2019 and 2018, but decreased 0.1% and 1.8%, respectively, comparing the six months ended June 30, 2019 and 2018. While average occupancy decreased in both the quarter-to-date (from 94.5% to 94.3%) and year-to-date (from 95.2% to 94.5%) periods under comparison, the quarter-to-date decrease was marginal and reflects natural tenant turnover in a stabilized portfolio, which averages approximately 95% occupancy.
In the quarter-to-date comparison, the increases in income and expenses in 2019 can be attributed largely to higher base rents, which offsets the slightly lower average occupancy rate, and higher repair and maintenance costs, respectively.
In the year-to-date comparison, income decreased in 2019 notwithstanding higher base rents in 2019, due to lower occupancy and compared to 2018, lower non-rental related income; while the decrease in expenses in 2019 can be attributed to bad debt allowance recorded in 2018 that has since been charged off.
Under the new lease accounting standard effective in 2019, bad debt expense is no longer recognized but income is adjusted for amounts not probable of collection, however such amounts are not material to-date in 2019.
Net Operating Income
NOI generated by our industrial segment was determined as follows. NOI is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial
Total revenues	$88,079	$4,890	$92,969	$72,477
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(3,562)	(505)	(4,067)	(2,554)
Interest income	(119)	—	(119)	(62)
Property operating expenses	(24,236)	(1,433)	(25,669)	(20,483)
Compensation and administrative expense (1)	(875)	—	(875)	(300)
NOI—Industrial	$59,287	$2,952	$62,239	$49,078

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial
Total revenues	$168,791	$6,550	$175,341	$141,230
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(6,606)	(692)	(7,298)	(4,851)
Interest income	(299)	—	(299)	(594)
Property operating expenses	(46,361)	(1,646)	(48,007)	(41,294)
Compensation and administrative expense (1)	(1,659)	—	(1,659)	(779)
NOI—Industrial	$113,866	$4,212	$118,078	$93,712
__________

(1)	Compensation and administrative costs of employees engaged in property management and operations are included in compensation and administrative expenses.

The increase in total NOI comparing the three months ended June 30, 2019 and 2018 of $13.2 million (or 26.8%) as well as the six months ended June 30, 2019 and 2018 of $24.4 million (or 26.0%) reflects the continued growth of our portfolio, with net increase in total rentable square feet of 12.4 million, taking into account both acquisitions and dispositions during the period. The six buildings under the bulk portfolio were 67.4% occupied and contributed $3.0 million in NOI for the second quarter of 2019 and $4.2 million in NOI for the six months ended June 30, 2019. In the light portfolio, although average occupancy decreased (from 92.5% to 90.6% in the three month periods and from 93.2% to 91.3% in the six month periods) due mainly to vacancy in newly acquired value-add properties, the overall increase in revenues from new acquisitions, however, more than offset corresponding increase in property operating expenses.
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
At June 30, 2019, we owned 94% of our hospitality segment.
Financing
At June 30, 2019, our hotel portfolio was financed by $2.7 billion of outstanding debt, predominantly variable rate debt, bearing a weighted average interest rate of 5.56%.
In February 2019, we refinanced $115.5 million of debt principal, extending its maturity to March 2021, with three one-year extension options.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations (based upon NOI before FF&E Reserve) in California (15.3%), Texas (10.5%) and Florida (9.8%).
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	June 30, 2019	December 31, 2018
Real estate
Held for investment	$3,645,079	$3,668,824
Held for sale	44,580	69,699
Debt	2,619,849	2,603,599
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at June 30, 2019 is as follows:

Brands	% by Rooms
Marriott	79%
Hilton	16%
Hyatt	4%
Intercontinental	1%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	June 30,		Three Months Ended June 30,			Six Months Ended June 30,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	Average Occupancy	ADR (1)	RevPAR (2)
2019
Select service	94	12,762	76.0%	$128	$98	71.5%	$127	$91
Extended stay	66	7,936	83.0%	135	112	78.6%	132	104
Full service	4	966	78.2%	168	132	74.1%	170	126
Total	164	21,664	78.6%	133	104	74.2%	131	97
2018
Select service	97	13,193	77.7%	$127	$99	73.1%	$125	$91
Extended stay	66	7,936	82.9%	136	113	78.6%	133	104
Full service	4	962	77.3%	166	128	72.5%	173	126
Total	167	22,091	79.6%	132	105	75.0%	130	98
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Dispositions
In the second quarter of 2019, we sold three hotel properties in our select service portfolio totaling 432 rooms for aggregate gross sales proceeds of $22.0 million in our effort to monetize non-core assets.
At June 30, 2019, we have six properties in our select service portfolio totaling 876 rooms, with aggregate carrying value of $44.6 million that was held for sale. There was no debt financing on the held for sale properties. In August 2019, we sold five properties totaling 731 rooms for aggregate gross sales proceeds of $41.0 million.
Performance
Results of operations of our hospitality segment were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$227,080	$229,373	$423,695	$425,155
Net income (loss) attributable to Colony Capital, Inc.	(3,330)	5,767	26,311	(4,283)
Net Operating Income before Reserves for Furniture, Fixtures and Equipment ("NOI before FF&E Reserve")
NOI before FF&E Reserve for our hospitality segment, in total and by type, was as follows, and is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$227,080	$229,373	$423,695	$425,155
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	316	(6)	626	(13)
Interest income	(6)	—	(6)	—
Other income	(3)	(68)	(3)	(556)
Property operating expenses (1)	(144,691)	(143,321)	(281,036)	(279,416)
NOI before FF&E Reserve—Hospitality	$82,696	$85,978	$143,276	$145,170
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Select service	$45,701	$48,103	$(2,402)	(5.0)%	$79,882	$80,468	$(586)	(0.7)%
Extended stay	32,723	33,549	(826)	(2.5)%	55,570	56,467	(897)	(1.6)%
Full service	4,272	4,326	(54)	(1.2)%	7,824	8,235	(411)	(5.0)%
NOI before FF&E Reserve—Hospitality	$82,696	$85,978	$(3,282)	(3.8)%	$143,276	$145,170	$(1,894)	(1.3)%
NOI before FF&E Reserve decreased $3.3 million or 3.8% and $1.9 million or 1.3% comparing the three and six months ended June 30, 2019 and 2018, respectively. NOI before FF&E Reserve in 2019 was impacted by the sale of three hotels in our select service portfolio in the second quarter of 2019, lower corporate demand, new supply in certain markets, and higher costs, mainly labor costs, property taxes and ground lease expense.
Colony Credit
At June 30, 2019, we have a 36.4% interest (on a fully diluted basis) in Colony Credit.
In June 2019, we wrote down our investment in Colony Credit by $227.9 million to $743.0 million given the prolonged period of time the carrying value of our investment in Colony Credit has exceeded its market value. The impairment was measured based on Colony Credit's closing stock price of $15.50 per share on June 28, 2019, the last trading day of the second quarter, recorded as part of equity method loss. For the three and six months ended June 30, 2019, we also recognized our share of net loss of $40.0 million and $34.5 million, respectively, compared to earnings of $5.4 million and $1.8 million in the three and six months ended June 30, 2018, respectively. The net loss resulted from additional loan loss provision and real estate impairment recorded by Colony Credit in the second quarter of 2019.
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
Our other equity and debt segment generated the following results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$152,066	$190,950	$314,754	$396,104
Net income (loss) attributable to Colony Capital, Inc.	(5,841)	31,333	18,081	80,442
Significant investments and corresponding debt in our other equity and debt portfolio were as follows.

(In thousands)	June 30, 2019	December 31, 2018
Real estate
Held for investment	$1,945,823	$2,161,888
Held for sale	596,172	651,303
Equity and debt investments
NRE	86,581	87,696
Limited partnership interests in our sponsored and co-sponsored funds	90,952	90,062
Other equity investments (1)	1,206,025	1,026,870
N-Star CDO bonds	62,442	64,127
CMBS of consolidated fund	5,058	32,706
Loans receivable	1,437,848	1,597,214
Debt (2)	2,205,593	2,309,347
_________

(1)	Significant investments include acquisition, development and construction loans ($527.8 million) and preferred equity investments ($139.2 million).

(2)	Includes debt carrying value of $375.3 million related to real estate held for sale.
Significant activities in our other equity and debt segment in the six months ended June 30, 2019 were as follows:

•	Together with our sponsored credit fund, acquired a portfolio of six hotels in France from a distressed hotel owner, with the investment held through an equity method investee.

•	We continue to monetize other non-strategic assets, primarily our loan portfolios and our real estate in Europe, in our efforts to streamline our business and redeploy capital to more strategic areas.

•
In July 2019, NRE entered into an agreement to be acquired, with expected closing of the acquisition in the fourth quarter of 2019, for an estimated price of $17.03 per share based on three month forward foreign exchange rates. This will result in a sale of our 11% interest in NRE, totaling 5.6 million shares at June 30, 2019.

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
Significant Developments in the Investment Management Segment
Colony Latam—In April 2019, we acquired the private equity platform of the Abraaj Group in Latin America, which was renamed Colony Latam Partners. Colony Latam Partners, which manages approximately $574 million of fee earning equity under management ("FEEUM"), continues to be headed by its existing senior management team, who became our employees. The core strategy of the platform will focus on investing growth capital in mid-cap companies in the Latin American region.
NRE—In July 2019, NRE entered into a sale agreement that is expected to close in the fourth quarter of 2019. Termination of the NRE management agreement upon sale will result in a termination payment by NRE of $70 million, inclusive of incentive fees earned by us through termination, of which $5.4 million has been received for fiscal year 2018.
DBH—In July 2019, we acquired DBH for $325 million, in a combination of cash and OP units, as part of our strategic evolution to become the leading platform for digital infrastructure and real estate. This acquisition follows the May 2019 final closing of the Digital Colony fund, co-sponsored by us and DBH.
Global Credit Fund—In July 2019, we held an initial closing of our fifth global real estate credit fund (second as a public company), a United States dollar and Euro denominated fund structure primarily focused on opportunistic credit investments in Europe, with total capital commitments of approximately $428 million or €384 million (inclusive of our capital commitment of $121 million or €109 million, which may be reduced to no less than 5% of total commitments from future third party commitments).
Performance
Results of operations of our Investment Management segment were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenues (1)	$43,802	$47,909	$83,807	$89,116
Net income (loss) attributable to Colony Capital, Inc.	4,351	(47,070)	24,899	(127,590)
__________

(1)
Includes cost reimbursement income from Colony Credit, NRE and retail companies of $3.4 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $6.7 million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively, which are recorded gross as income and expense in the results of operations.

Net loss recognized in 2018 was driven by various impairment charges on intangible assets, specifically write-off of $139.0 million on the NorthStar I and NorthStar II management contracts that were terminated upon closing of the Combination; $1.4 million on the NorthStar/RXR NY Metro management contract upon termination of its offering period and subsequent liquidation; and (iii) $59.5 million on the NorthStar trade name.
Balance sheet investments of $175.9 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor, which, as of June 30, 2019, included $16.2 million of unrealized carried interest allocation, as well as interests in other asset managers.

Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In the six months ended June 30, 2019, we raised approximately $327 million of third party capital (including our pro rata share from equity method investments in third party asset managers of $38 million), driven primarily by $141.7 million in our open-end industrial fund, $70.0 million in our bulk industrial joint venture partnership and $59 million in Digital Colony, our digital real estate infrastructure vehicle.
Below is a summary of our third party AUM and FEEUM:

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	$10.2	$9.5	$6.8	$6.4
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.5	1.4	1.4
	CC Real Estate Income Fund (3)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT	1.5	1.7	1.0	1.0
	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.7	3.5	3.1	3.1
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments:
		Digital Colony, 50% interest in co-sponsored digital infrastructure vehicle	1.9	1.9	1.9	1.9
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles)	7.9	8.3	3.8	3.8
			$28.6	$28.4	$18.0	$17.6
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
The Company's third party FEEUM was $18.0 billion at June 30, 2019 and $17.6 billion at December 31, 2018. The $0.4 billion net increase in the first six months of 2019 is attributable to the addition of FEEUM from the Colony Latam platform acquired in April 2019 and fee-bearing capital raised in our light and bulk industrial platform in the first quarter of 2019, both of which was partially offset by continued liquidation of legacy Colony private funds.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(468,890)	$(92,806)	$(571,003)	$(165,520)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(29,989)	(5,728)	(36,600)	(10,106)
Real estate depreciation and amortization	159,496	140,599	313,898	284,505
Impairment of real estate	87,600	9,522	113,222	24,462
Gain on sales of real estate	(7,088)	(42,750)	(62,322)	(65,675)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(88,705)	(29,471)	(123,979)	(70,234)
FFO attributable to common interests in Operating Company and common stockholders	$(347,576)	$(20,634)	$(366,784)	$(2,568)
__________

(1)
For the three months ended June 30, 2019 and 2018, adjustments attributable to noncontrolling interests in investment entities include $56.4 million and $44.4 million of real estate depreciation and amortization, $36.5 million and $5.6 million of impairment of real estate, offset by $4.1 million and $20.5 million of gain on sales of real estate, respectively. For the six months ended June 30, 2019 and 2018, adjustments attributable to noncontrolling interests in investment entities include $108.2 million and $88.1 million of real estate depreciation and amortization, $50.6 million and $13.4 million of impairment of real estate, offset by $34.8 million and $31.2 million of gain on sales of real estate, respectively.

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
The following tables present reconciliations of net income (loss) of the healthcare, industrial and hospitality segments to NOI of the respective segments.

	Healthcare		Industrial		Hospitality (1)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2019	2018	2019	2018	2019	2018
Net income (loss)	$(81,520)	$(20,080)	$(2,663)	$4,668	$(3,505)	$6,771
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(4,817)	(1,580)	(4,067)	(2,554)	316	(6)
Interest income	—	—	(119)	(62)	(6)	—
Other income	(36)	—	—	—	(3)	(68)
Interest expense	57,135	45,179	19,726	10,856	41,591	36,494
Transaction, investment and servicing costs	9,097	3,110	8	60	2,712	3,546
Depreciation and amortization	40,778	38,229	45,360	32,482	37,008	35,925
Impairment loss	51,324	1,982	—	174	420	—
Compensation and administrative expense	2,301	2,196	4,192	3,416	2,183	1,598
Gain on sale of real estate	—	—	(547)	—	(140)	—
Other loss, net	2,261	4,465	49		114	162
Income tax expense	596	355	300	38	2,006	1,556
NOI / NOI (before FF&E Reserve)	$77,119	$73,856	$62,239	$49,078	$82,696	$85,978

	Healthcare		Industrial		Hospitality (1)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018	2019	2018
Net income (loss)	$(88,726)	$(32,614)	$21,491	$10,989	$(29,582)	$(5,115)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(10,044)	(5,899)	(7,298)	(4,851)	626	(13)
Interest income	—	—	(299)	(594)	(6)	—
Other income	(36)	—	—	—	(3)	(556)
Interest expense	104,662	96,120	34,352	21,046	83,656	70,855
Transaction, investment and servicing costs	12,205	5,420	538	134	4,296	5,088
Depreciation and amortization	80,909	79,356	84,805	62,427	73,256	71,382
Impairment loss	51,324	5,762	—	174	4,270	—
Compensation and administrative expense	3,954	4,129	7,696	6,639	4,087	3,615
Gain on sale of real estate	—	—	(23,395)	(2,293)	(279)	—
Other (gain) loss, net	394	1,539	57		113	(161)
Income tax (benefit) expense	(1,278)	1,353	131	41	2,842	75
NOI / NOI (before FF&E Reserve)	$153,364	$155,166	$118,078	$93,712	$143,276	$145,170
__________

(1)	NOI for the hospitality segment excludes FF&E Reserve which is determined based on a percentage of revenues.

Liquidity and Capital Resources
Our financing strategy in general favors investment-specific financing principally on a non-recourse basis, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable.
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our borrowings, including interest obligation on our corporate level debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our real estate investments;

•	distributions to our stockholders;

•	acquisitions of common stock under our common stock repurchase program and potentially other corporate securities;

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT; and

•	potential margin calls and/or out-of-the-money expiration of $2 billion notional interest rate swap in December 2019.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.
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

Common Stock—Our board of directors declared the following dividends in 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 27, 2019	March 29, 2019	April 15, 2019	$0.11
May 7, 2019	June 28, 2019	July 15, 2019	0.11
August 6, 2019	September 30, 2019	October 15, 2019	0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding June 30, 2019 (in thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		57,464	$27,138
Common Stock Repurchases
During the six months ended June 30, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018. As of August 6, 2019, $246.7 million remained outstanding under the May 2018 stock repurchase program. In May 2019, the Company's board of directors authorized an extension of the stock repurchase program for an additional one year term.
Settlement of Interest Rate Swap
In connection with the Merger, we assumed a $2 billion notional interest rate swap intended to hedge against future interest rate increases of certain healthcare mortgage debt at a break-even 10-year swap rate of 3.394%. This interest rate swap does not qualify for hedge accounting; therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. The swap is currently out of the money and is subject to margin calls if the liability is in excess of $160 million. The swap expires in December 2019 with a mandatory cash settlement at fair value (receivable to the Company if the 10-year swap rate is greater than 3.394% and a liability of the Company if the 10-year swap rate is lower than 3.394%) and can be terminated by the Company any time prior to expiration at termination value. As of August 6, 2019, the termination value of the liability was approximately $344.0 million, and a hypothetical 100 basis point increase or decrease in the 10-year treasury forward curve would result in a reduction of $192.8 million or an additional $214.4 million in the cash settlement amount.
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
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of August 6, 2019, the borrowing base valuation was sufficient to permit borrowings of up to the full $750 million commitment, of which $384 million was available to be drawn.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement and as amended in April 2019. As of June 30, 2019, we were in compliance with the financial covenants, as amended.
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
There were no public offerings of securities in the six months ended June 30, 2019 and in the year ended December 31, 2018.
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$139,151	$211,380
Investing activities	(858,190)	63,357
Financing activities	579,735	(782,477)
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
Our operating activities generated cash of $139.2 million and $211.4 million in the six months ended June 30, 2019 and 2018, respectively.
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
Our investing activities incurred net cash outflows of $858.2 million while generating net cash inflows of $63.4 million in the six months ended June 30, 2019 and 2018, respectively.

The net cash outflows in the six months ended June 30, 2019 was driven by $1.1 billion of cash paid for real estate acquisitions, net of proceeds from real estate sales, in particular, our acquisition of a 50 building portfolio in our industrial segment for $1.1 billion in February 2019.
By contrast, our real estate investment activities in the six months ended June 30, 2018 generated much lower net cash outflows of $114.0 million. The first six months of 2018 also generated higher net cash inflows from our equity investments as we received a return of capital from our initial investment in the digital real estate infrastructure joint venture upon raising third party capital through our Digital Colony Partners fund. In the first quarter of 2018, however, we had contributed the CLNY Contributed Portfolio to Colony Credit, which included $141.2 million of cash and restricted cash.
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
Financing activities generated net cash inflows of $579.7 million in the six months ended June 30, 2019 compared to net cash outflows of $782.5 million in the six months ended June 30, 2018.
The net cash inflows in the six months ended June 30, 2019 can be attributed to borrowings exceeding debt repayments by $660.3 million, in particular aggregate borrowings of $840 million in our industrial segment, primarily to fund a large portfolio acquisition in February 2019.
In comparison, the net cash outflows in the six months ended June 30, 2018 was driven by repurchases of 42.3 million shares of common stock totaling $319.0 million and dividend payments of $266.8 million. In the six months ended June 30, 2019, dividend payments were lower at $161.1 million, primarily as a result of lower per share dividends beginning in the second quarter of 2018 combined with dividend savings from common stock repurchases and preferred stock redemptions throughout 2018 and in the first quarter of 2019. Stock repurchase activity was also significantly reduced in the first six months of 2019, at 0.7 million shares for $10.7 million.
Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2018.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain equity method investments, we provide customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of June 30, 2019.
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
We have off-balance sheet arrangements with respect to our retained interests in N-Star CDOs. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Credit Risk
We are subject to the credit risk of the tenant/operators of our properties. We seek to undertake a rigorous credit evaluation of each tenant and operator prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/

operator’s commitment to the facility by structuring various credit enhancement mechanisms into their management assessments, where applicable, and underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy.
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
At June 30, 2019, we had approximately €601.4 million and £234.4 million or a total of $1.0 billion, in net investments in our European subsidiaries and a £39.2 million or $49.8 million loan receivable held by a U.S subsidiary. A 1% change in these foreign currency rates would result in a $9.8 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.5 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.

A summary of the foreign exchange contracts in place at June 30, 2019, including notional amount and key terms, is included in Note 10 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2019, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
Other than the addition of the following, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Risks Related to the DBH Acquisition
We may not realize the anticipated benefits of the DBH acquisition.
The acquisition of DBH is expected to result in certain benefits to us, including, among others, providing us the potential to grow our revenue from management fees earned on DBH’s assets under management, leverage our and DBH’s respective platforms to drive future growth and stockholder value, and address CEO succession plans. The acquisition also represents an intention to strategically shift our focus to digital infrastructure and related, digitally-driven investment management businesses. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with the DBH acquisition, all of which could have a material adverse effect on DBH and could prevent us from realizing the benefits of the acquisition.
The digital infrastructure industry is highly competitive and such competition may materially and adversely affect the performance of the DBH platform and our ability to executive our strategy.
The digital infrastructure business is highly competitive based on a number of factors including brand recognition, reputation and pricing pressure on the products and services offered by the companies in which DBH invests. A reduction in the perceived quality of services and products offered, or if DBH’s competitors offer rental rates at below market rates or below the rates charged by the companies in which DBH invests, the performance of the companies in which DBH invests could be adversely impacted and, as a result, DBH’s ability to raise third party capital could be adversely impacted. In the event that we are unable to grow our digital infrastructure platform as a result of DBH’s poor performance or lack of available funding for our investments, our business, results of operations, financial condition and prospects would be materially adversely affected.
DBH’s results of operations would be adversely affected if key personnel terminate their employment with us.
The success of DBH and our acquisition of DBH depends, to a significant extent, upon the continued services of DBH’s key personnel, including Marc Ganzi, DBH’s co-founder and Chief Executive Officer, and Ben Jenkins, DBH’s co-founder and Chairman, to operate DBH’s day-to-day business. For instance, the extent and nature of the experience of Mr. Ganzi and Mr. Jenkins and the nature of the relationships they have developed with DBH investors and portfolio companies are critical to the success of DBH. In addition, upon the later of such time as the investment period for Digital Colony Partners terminates and December 31, 2020, Mr. Ganzi is expected to serve as our Chief Executive Officer. Although Mr. Ganzi and Mr. Jenkins received equity interests in us, and are subject to employment agreements and other agreements containing restrictions on engaging in activities that are deemed competitive to our business, there can be no assurances that DBH’s key personnel will continue employment with us. The loss of key DBH personnel could harm the DBH business and could impact negatively, or cause us to not realize, the anticipated benefits of the transaction to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all of a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the six months ended June 30, 2019, in satisfaction of redemption requests by certain OP Unit holders, we issued an aggregate of 187,187 shares of our class A common stock, of which 2,793 shares were issued to certain of our employees and 184,394 shares to an educational institution. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act.

In connection with the acquisition of DBH, we issued 21,478,515 OP Units in July 2019. in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Following the expiration of certain lock-up restrictions, the OP Units are redeemable by the holder for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company's election as managing member of the Operating Company, through issuance of shares of Class A common stock on a one-for-one basis.
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
There were no purchases by the Company of its class A common stock in the second quarter of 2019. As of June 30, 2019, the maximum dollar value that may be purchased under the May 2018 repurchase program was $246.7 million.

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
3.4
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.5
Articles Supplementary designating Colony NorthStar, Inc.’s 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

10.1
Third Amendment, dated as of April 5, 2019, among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan ChaseBank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019)

10.2
Employment Agreement, dated as of July 25, 2019, between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

31.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
__________

*	Filed herewith.

**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2019

COLONY CAPITAL, INC.

By:	/s/ Thomas J. Barrack, Jr.
Thomas J. Barrack, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark M. Hedstrom
Mark M. Hedstrom
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)