Form 10-Q
period 2019-09-30
Colony Capital, Inc.
filed 2019-11-08
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2019, 487,015,193 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018(1)
Assets
Cash and cash equivalents	$455,330	$461,912
Restricted cash	257,435	364,605
Real estate, net	9,722,420	10,826,010
Loans receivable, net	1,454,199	1,659,217
Equity and debt investments ($415,807 and $238,963 at fair value, respectively)	2,291,121	2,529,747
Goodwill	1,374,809	1,514,561
Deferred leasing costs and intangible assets, net	438,365	445,930
Assets held for sale	5,560,203	3,967,345
Other assets ($34,746 and $33,558 at fair value, respectively)	516,964	400,143
Due from affiliates	53,148	45,779
Total assets	$22,123,994	$22,215,249
Liabilities
Debt, net	$8,666,108	$8,975,372
Accrued and other liabilities ($271,272 and $141,711 at fair value, respectively)	923,432	634,144
Intangible liabilities, net	95,502	147,470
Liabilities related to assets held for sale	2,334,643	1,218,495
Due to affiliates	36,285	—
Dividends and distributions payable	86,588	84,013
Total liabilities	12,142,558	11,059,494
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	5,987	9,385
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,436,605 liquidation preference; 250,000 shares authorized; 57,464 shares issued and outstanding	1,407,495	1,407,495
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 487,018 and 483,347 shares issued and outstanding, respectively	4,871	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,538,356	7,598,019
Distributions in excess of earnings	(3,307,886)	(2,018,302)
Accumulated other comprehensive income	20,888	13,999
Total stockholders’ equity	5,663,731	7,006,052
Noncontrolling interests in investment entities	3,855,334	3,779,728
Noncontrolling interests in Operating Company	456,384	360,590
Total equity	9,975,449	11,146,370
Total liabilities, redeemable noncontrolling interests and equity	$22,123,994	$22,215,249
__________

(1)
Prior period amounts have been revised to reflect classification of the industrial business as discontinued operations and presentation of assets and liabilities of the industrial business as assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets (Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Revenues
Property operating income	$462,155	$494,945	$1,409,841	$1,500,991
Interest income	40,237	59,883	121,362	167,326
Fee income ($111,359, $32,592, $175,477 and $105,873 from affiliates, respectively)	111,854	32,915	178,315	106,733
Other income ($34,058, $8,776, $55,242 and $25,663 from affiliates, respectively)	38,249	10,984	64,475	35,762
Total revenues	652,495	598,727	1,773,993	1,810,812
Expenses
Property operating expense	274,351	286,386	824,333	871,536
Interest expense	130,034	134,245	406,661	415,397
Investment and servicing expense	13,096	11,076	51,562	55,546
Transaction costs	100	228	2,922	3,585
Placement fees	64	5,184	373	6,477
Depreciation and amortization	159,005	111,807	379,739	331,981
Provision for loan loss	17,233	7,825	35,847	27,133
Impairment loss	564,899	75,723	675,216	298,781
Compensation expense—cash and equity-based	87,043	44,469	160,990	144,085
Compensation expense—carried interest and incentive fee	10,846	1,535	13,264	1,535
Administrative expenses	22,013	22,421	64,544	69,390
Total expenses	1,278,684	700,899	2,615,451	2,225,446
Other income (loss)
Gain on sale of real estate	8,224	33,016	43,754	91,869
Other gain (loss), net	(44,562)	29,677	(183,137)	133,731
Equity method earnings (losses)	46,777	5,031	(178,448)	34,338
Equity method earnings (losses)—carried interest	(474)	3,837	6,258	3,837
Loss from continuing operations before income taxes	(616,224)	(30,611)	(1,153,031)	(150,859)
Income tax benefit (expense)	(9,968)	1,955	(13,751)	35,279
Loss from continuing operations	(626,192)	(28,656)	(1,166,782)	(115,580)
Income from discontinued operations	60,350	11,242	86,139	28,100
Net loss	(565,842)	(17,414)	(1,080,643)	(87,480)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	364	865	2,317	2,042
Investment entities	15,170	28,914	51,744	74,517
Operating Company	(53,560)	(4,403)	(90,160)	(14,509)
Net loss attributable to Colony Capital, Inc.	(527,816)	(42,790)	(1,044,544)	(149,530)
Preferred stock redemption (Note 13)	—	—	—	(3,995)
Preferred stock dividends	27,137	27,185	81,412	89,960
Net loss attributable to common stockholders	$(554,953)	$(69,975)	$(1,125,956)	$(235,495)
Basic loss per share
Loss from continuing operations per basic common share	$(1.22)	$(0.16)	$(2.43)	$(0.50)
Net loss per basic common share	$(1.16)	$(0.15)	$(2.35)	$(0.47)
Diluted loss per share
Loss from continuing operations per diluted common share	$(1.22)	$(0.16)	$(2.43)	$(0.50)
Net loss per diluted common share	$(1.16)	$(0.15)	$(2.35)	$(0.47)
Weighted average number of shares
Basic	479,776	484,754	479,412	501,202
Diluted	479,776	484,754	479,412	501,202
Dividends declared per common share	$0.11	$0.11	$0.33	$0.33
__________

(1)
Prior period amounts have been revised to reflect classification of the industrial business as discontinued operations and presentation of results of operations of the industrial business as income (loss) from discontinued operations on the consolidated statement of operations (Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(565,842)	$(17,414)	$(1,080,643)	$(87,480)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	(2,721)	(2,373)	6,598	(275)
Available-for-sale debt securities	5,067	441	6,365	(18,645)
Cash flow hedges	(2,302)	—	(9,152)	—
Foreign currency translation	(78,729)	(14,792)	(99,401)	(41,441)
Net investment hedges	27,004	1,244	43,474	14,803
Other comprehensive loss	(51,681)	(15,480)	(52,116)	(45,558)
Comprehensive loss	(617,523)	(32,894)	(1,132,759)	(133,038)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	364	865	2,317	2,042
Investment entities	(30,966)	23,340	(8,513)	65,280
Operating Company	(54,048)	(4,681)	(89,826)	(16,225)
Comprehensive loss attributable to stockholders	$(532,873)	$(52,418)	$(1,036,737)	$(184,135)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(41,327)	—	(41,327)	19,243	(4,378)	(26,462)
Other comprehensive income	—	—	—	—	2,177	2,177	30,107	120	32,404
Common stock repurchases	—	(423)	(246,018)	—	—	(246,441)	—	—	(246,441)
Equity-based compensation	—	33	10,722	—	—	10,755	—	1,414	12,169
Redemption of OP Units for cash and class A common stock	—	—	24	—	—	24	—	(2,120)	(2,096)
Shares canceled for tax withholdings on vested stock awards	—	(29)	(31,723)	—	—	(31,752)	—	—	(31,752)
Deconsolidation of investment entities	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	97,867	—	97,867
Distributions to noncontrolling interests	—	—	—	—	—	—	(82,512)	(3,551)	(86,063)
Preferred stock dividends	—	—	—	(31,387)	—	(31,387)	—	—	(31,387)
Common stock dividends declared ($0.11 per share)	—	—	—	(55,852)	—	(55,852)	—	—	(55,852)
Reallocation of equity (Note 2 and 14)	—	—	(11,675)	—	(254)	(11,929)	(5,822)	17,751	—
Balance at March 31, 2018	1,606,966	5,014	7,634,952	(1,294,996)	49,037	8,000,973	3,266,975	411,631	11,679,579
Net income (loss)	—	—	—	(65,413)	—	(65,413)	26,360	(5,728)	(44,781)
Other comprehensive loss	—	—	—	—	(25,235)	(25,235)	(35,689)	(1,558)	(62,482)
Redemption of preferred stock	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(125)	(72,463)	—	—	(72,588)	—	—	(72,588)
Equity-based compensation	—	1	9,193	—	—	9,194	—	—	9,194
Redemption of OP Units for cash and class A common stock	—	15	18,860	—	—	18,875	—	(18,875)	—
Shares canceled for tax withholdings on vested stock awards	—	—	(298)	—	—	(298)	—	—	(298)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Contributions from noncontrolling interests	—	—	—	—	—	—	287,090	—	287,090
Distributions to noncontrolling interests	—	—	—	—	—	—	(137,317)	(3,344)	(140,661)
Preferred stock dividends	—	—	—	(29,356)	—	(29,356)	—	—	(29,356)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,952)	—	(53,952)	—	—	(53,952)
Reallocation of equity (Note 2 and 14)	—	—	14,664	—	128	14,792	(15,357)	565	—
Balance at June 30, 2018	1,407,495	4,905	7,616,918	(1,443,717)	23,930	7,609,531	3,392,062	382,691	11,384,284
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2018	$1,407,495	$4,905	$7,616,918	$(1,443,717)	$23,930	$7,609,531	$3,392,062	$382,691	$11,384,284
Net income (loss)	—	—	—	(42,790)	—	(42,790)	28,914	(4,403)	(18,279)
Other comprehensive loss	—	—	—	—	(6,160)	(6,160)	(9,042)	(278)	(15,480)
Equity-based compensation	—	—	8,072	—	—	8,072	312	—	8,384
Redemption of OP Units for cash and class A common stock	—	5	10,000	—	—	10,005	—	(12,739)	(2,734)
OP Unit and common stock issuance— contingent consideration	—	1	—	—	—	1	—	24,608	24,609
Contributions from noncontrolling interests	—	—	—	—	—	—	305,873	—	305,873
Distributions to noncontrolling interests	—	—	—	—	—	—	(125,315)	(3,451)	(128,766)
Preferred stock dividends	—	—	—	(27,139)	—	(27,139)	—	—	(27,139)
Common stock dividends declared ($0.11 per share)	—	—	—	(54,016)	—	(54,016)	—	—	(54,016)
Reallocation of equity (Note 2 and 14)	—	—	(16,472)	—	(38)	(16,510)	(7,645)	(454)	(24,609)
Balance at September 30, 2018	$1,407,495	$4,911	$7,618,518	$(1,567,662)	$17,732	$7,480,994	$3,585,159	$385,974	$11,452,127

The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(74,976)	—	(74,976)	49,988	(6,611)	(31,599)
Other comprehensive income (loss)	—	—	—	—	8,045	8,045	(17,629)	513	(9,071)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for cash and class A common stock	—	—	33	—	—	33	—	(33)	—
Equity-based compensation	—	27	6,323	—	—	6,350	191	—	6,541
Shares canceled for tax withholdings on vested stock awards	—	(6)	(3,001)	—	—	(3,007)	—	—	(3,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	305,216	—	305,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(107,377)	(3,450)	(110,827)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,410)	—	(53,410)	—	—	(53,410)
Reallocation of equity (Notes 2 and 14)	—	—	12,733	—	94	12,827	(12,533)	(294)	—
Balance at March 31, 2019	1,407,495	4,855	7,610,947	(2,176,730)	22,138	6,868,705	3,996,206	350,530	11,215,441
Net loss	—	—	—	(441,752)	—	(441,752)	(13,414)	(29,989)	(485,155)
Other comprehensive income	—	—	—	—	4,819	4,819	3,508	309	8,636
Redemption of OP Units for cash and class A common stock	—	2	2,061	—	—	2,063	—	(2,063)	—
Equity-based compensation	—	20	7,720	—	—	7,740	197	—	7,937
Contributions from noncontrolling interests	—	—	—	—	—	—	87,304	—	87,304
Distributions to noncontrolling interests	—	—	—	—	—	—	(212,842)	(3,429)	(216,271)
Preferred stock dividends	—	—	—	(27,138)	—	(27,138)	—	—	(27,138)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,656)	—	(53,656)	—	—	(53,656)
Reallocation of equity (Notes 2 and 14)	—	—	927	—	10	937	88	(1,025)	—
Balance at June 30, 2019	1,407,495	4,877	7,621,655	(2,699,276)	26,967	6,361,718	3,861,047	314,333	10,537,098
The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2019	$1,407,495	$4,877	$7,621,655	$(2,699,276)	$26,967	$6,361,718	$3,861,047	$314,333	$10,537,098
Net income (loss)	—	—	—	(527,816)	—	(527,816)	15,170	(53,560)	(566,206)
Other comprehensive loss	—	—	—	—	(5,057)	(5,057)	(46,136)	(488)	(51,681)
Redemption of OP Units for cash and class A common stock	—	—	8	—	—	8	—	(8)	—
Equity-based compensation	—	2	9,569	—	—	9,571	191	—	9,762
Shares canceled for tax withholdings on vested stock awards	—	(1)	(393)	—	—	(394)	—	—	(394)
OP Unit issuance	—	—	—	—	—	—	—	111,903	111,903
Contributions from noncontrolling interests	—	—	—	—	—	—	109,604	—	109,604
Distributions to noncontrolling interests	—	—	—	—	—	—	(88,052)	(5,791)	(93,843)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,657)	—	(53,657)	—	—	(53,657)
Reallocation of equity (Notes 2 and 14)	—	—	(92,483)	—	(1,022)	(93,505)	3,510	89,995	—
Balance at September 30, 2019	$1,407,495	$4,878	$7,538,356	$(3,307,886)	$20,888	$5,663,731	$3,855,334	$456,384	$9,975,449
The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,080,643)	$(87,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(15,215)	(21,184)
Paid-in-kind interest added to loan principal, net of interest received	(42,609)	(25,529)
Straight-line rents	(13,263)	(22,123)
Amortization of above- and below-market lease values, net	(9,982)	(4,748)
Amortization of deferred financing costs and debt discount and premium	61,779	69,314
Equity method (earnings) losses	137,069	(47,938)
Distributions of income from equity method investments	78,219	57,466
Provision for loan losses	35,847	27,133
Allowance for doubtful accounts	4,221	25,201
Impairment of real estate and intangibles	288,216	299,729
Goodwill impairment	387,000	—
Depreciation and amortization	476,886	427,911
Equity-based compensation	25,051	30,123
Change in fair value of contingent consideration—Internalization (Note 11)	—	(1,730)
Gain on sales of real estate, net	(71,824)	(96,266)
Settlement of forward starting interest rate swap (Note 10)	(223,886)	—
Deferred income tax benefit	(1,778)	(50,960)
Other (gain) loss, net	181,847	(132,001)
Increase in other assets and due from affiliates	(16,487)	(49,887)
Increase (decrease) in accrued and other liabilities and due to affiliates	39,038	(2,947)
Other adjustments, net	(4,896)	(785)
Net cash provided by operating activities	234,590	393,299
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(222,157)	(210,176)
Return of capital from equity method investments	176,508	260,603
Acquisition of loans receivable and debt securities	(771)	(99,656)
Net disbursements on originated loans	(94,816)	(274,999)
Repayments of loans receivable	228,480	112,469
Proceeds from sales of loans receivable and debt securities	66,249	158,714
Cash receipts in excess of accretion on purchased credit-impaired loans	18,886	135,457
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,798,039)	(747,874)
Proceeds from sales of real estate	659,245	584,569
Proceeds from paydown and maturity of debt securities	9,180	41,885
Cash and restricted cash contributed to Colony Credit (Note 1)	—	(141,153)
Proceeds from sale of equity investments	152,658	229,261
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 12)	—	142,270
Investment deposits	(13,210)	(95,573)
Net receipts (payments) on settlement of derivatives	43,938	(14,014)
Acquisition of DBH, net of cash acquired (Note 2)	(181,167)	—
Other investing activities, net	17,349	199
Net cash provided by (used in) investing activities	(937,667)	81,982

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(81,411)	(93,565)
Dividends paid to common stockholders	(160,490)	(256,504)
Repurchase of common stock	(10,734)	(319,029)
Borrowings from corporate credit facility	740,200	685,000
Repayment of borrowings from corporate credit facility	(556,000)	(735,000)
Borrowings from secured debt	3,269,413	1,179,677
Repayments of secured debt	(2,647,109)	(1,569,471)
Payment of deferred financing costs	(56,542)	(19,838)
Contributions from noncontrolling interests	557,065	707,823
Distributions to and redemptions of noncontrolling interests	(443,614)	(371,290)
Redemption of preferred stock	—	(200,000)
Shares canceled for tax withholdings on vested stock awards	(3,401)	(32,050)
Redemption of OP Units for cash	—	(4,830)
Other financing activities, net	(1,504)	(188)
Net cash provided by (used in) financing activities	605,873	(1,029,265)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6,449)	(6,892)
Net decrease in cash, cash equivalents and restricted cash	(103,653)	(560,876)
Cash, cash equivalents and restricted cash, beginning of period	832,730	1,393,920
Cash, cash equivalents and restricted cash, end of period	$729,077	$833,044
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2019	2018
Beginning of the period
Cash and cash equivalents	$461,912	$921,822
Restricted cash	364,605	466,912
Restricted cash included in assets held for sale	6,213	5,186
Total cash, cash equivalents and restricted cash, beginning of period	$832,730	$1,393,920

End of the period
Cash and cash equivalents	$455,330	$416,795
Restricted cash	257,435	410,502
Restricted cash included in assets held for sale	16,312	5,747
Total cash, cash equivalents and restricted cash, end of period	$729,077	$833,044
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
1. Business and Organization
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company," and formerly, Colony NorthStar, Inc. prior to June 25, 2018) is a leading global investment management firm with $53 billion of assets under management as of September 30, 2019. The Company manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). The Company has significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC, "Colony Credit"), which is externally managed by a subsidiary of the Company; and (c) various other equity and debt investments.
The Company was organized in May 2016 as a Maryland corporation and was formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF") in an all-stock exchange on January 10, 2017. The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2019, the Company owned 90.3% of the OP, as its sole managing member. The remaining 9.7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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
As part of a comprehensive review undertaken by the Company, together with its Strategic Asset Review Committee and an independent advisor, the Company has undertaken certain assessments and strategic initiatives intended to build on core investment management competencies while focusing on high-growth businesses. A key component of this strategic evolution was the Company’s recent acquisition of Digital Bridge Holdings LLC (“DBH”), a leading investment manager of digital real estate infrastructure investments dedicated to the next generation of mobile and internet connectivity (Note 2), which also addressed the Company's Chief Executive Officer succession plans. These previously announced and/or completed initiatives also include termination of the Company’s management agreement with NorthStar Realty Europe Corp. (NYSE: NRE) in connection with the sale of NRE, repositioning of Colony Credit's portfolio and potential internalization of Colony Credit (as discussed below), stabilization of the debt capital structure of the healthcare portfolio, and a corporate restructuring and reorganization plan that is on track with its cost savings objectives.
Additionally, in June 2019, the Company engaged advisors to market the Company’s industrial portfolio and the related management platform for sale. There has been significant appreciation in the value of the industrial portfolio driven by favorable operating fundamentals and strong investor demand for light industrial assets. In September 2019, the Company entered into definitive sale agreements for an aggregate gross sales price of approximately $5.9 billion. In November 2019, the definitive sale agreement providing for the sale of the bulk industrial portfolio for $190 million was terminated. The Company is in the process of negotiating an agreement with a third party for the sale of the bulk industrial portfolio on substantially the same economic terms as the prior agreement. The sale of the light industrial portfolio and the related management platform is expected to generate a significant gain and is expected to close in the fourth quarter of 2019, subject to customary closing conditions. However, no assurances can be made that these sales can be completed within the time frame contemplated, or on the terms anticipated, or at all. If the sale is completed, the Company may redeploy a portion of the proceeds into higher total return strategies (e.g., digital real estate and infrastructure) and may further consider the reduction of corporate leverage or other uses. The sale of the industrial segment, including its related management platform, represents a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 7) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (Note 15).

As the Company undertakes its strategic evolution, the Company anticipates shifting its focus from traditional real estate towards a digital real estate and infrastructure business. At this time, management, together with the Strategic Asset Review Committee and its independent advisor, are in the process of formulating the details around the Company’s strategic plan, which is expected to be recommended to the Company’s Board of Directors in the fourth quarter of 2019 prior to finalization. The strategic plan is expected to provide a broad outline of topics such as the Company’s asset rotation plan, capital allocation policy, target investment profile and capital structure, and the vision for establishing the Company as the leading platform for digital real estate and infrastructure.
A potential strategic shift in the Company’s business may represent an indicator of impairment and the Company performed an assessment as of September 30, 2019 to ascertain if the net carrying value of its investments, including its healthcare and hospitality real estate, would be recoverable. A final strategic plan is expected to provide more specificity as to the Company’s expected holding periods for its investments, including its healthcare and hospitality assets. In the absence of such information, and with considerable uncertainty still surrounding the strategic plan, the Company applied its best estimate at this time based upon undiscounted future net cash flows to be generated by these assets over a long-term hold. The analysis indicated that as of September 30, 2019, the net carrying value of the Company's investments, including its healthcare and hospitality assets, would be recoverable. A shortened holding period for these assets may significantly reduce the undiscounted future net cash flows to be generated by certain assets below their carrying values. Therefore, if the final strategic plan adopted by the Company contemplates a shortened holding period for these assets, the Company expects that such a decision, if and when made, may result in a significant impairment in the carrying value of its investments, specifically certain of its healthcare and hospitality assets. At September 30, 2019, the healthcare and hospitality segments had real estate held for investment with carrying values of $4.6 billion and $3.6 billion, respectively, financed with $3.0 billion and $2.7 billion of debt, respectively. At September 30, 2019, the Company owns 71% of its healthcare segment and 94% of its hospitality segment.
Colony Credit
As part of Colony Credit's strategic plan, in the third quarter of 2019, Colony Credit bifurcated its assets into a core portfolio and a legacy, non-strategic portfolio, which will allow Colony Credit to focus on the divestment of its legacy, non-strategic portfolio and to redeploy into and grow its core portfolio. In conjunction with its focus on its core portfolio, Colony Credit meaningfully reduced the book value of its legacy, non-strategic assets to better reflect its market value and reset its annualized dividend from $1.74 per share to $1.20 per share. As a result of the meaningful reduction to Colony Credit's book value, in November 2019, the Company amended its management agreement with Colony Credit to reduce the fee base to reflect Colony Credit's reduced book value, which will result in a decrease in management fees to the Company effective in the beginning of the fourth quarter of 2019.
Additionally, in November 2019, the Company delivered a non-binding letter to the independent directors of Colony Credit, seeking to explore with Colony Credit the possible internalization of its management and a transfer of the Company’s credit investment management business to Colony Credit to (i) further the Company's strategic repositioning to simplify and establish the Company as the leading platform for digital real estate and infrastructure and (ii) position Colony Credit to become a leading independent real estate credit REIT with a clearly defined strategy positioned for greater growth. There can be no assurance that the Company and Colony Credit will reach an agreement with respect to an internalization of Colony Credit or any of the other matters described in the letter, that the nature or terms of an internalization of Colony Credit or any such others matters will not differ from the description in the letter, or that an internalization of Colony Credit or any such other matters will be completed. If an agreement is reached between the Company and Colony Credit on an internalization of Colony Credit and a transfer of the Company's credit investment management business to Colony Credit, this may result in a decline in the fair value of the Company's investment management reporting unit, which may result in further impairment of goodwill in the future.
Corporate Restructuring
Following a strategic review process, in November 2018, the Company announced a corporate restructuring and reorganization plan aimed at reducing its annual compensation and administrative expenses over approximately 12 months. The restructuring plan was designed to match resources that further align the Company's increasing focus on its investment management business. The Company incurred $19.3 million of restructuring costs in the fourth quarter of 2018 and an additional $5.1 million in the first nine months of 2019, consisting predominantly of severance costs and accelerated equity-based compensation.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Business Combinations in 2019
Colony Latam
In April 2019, the Company acquired the private equity platform of The Abraaj Group in Latin America, which has been renamed Colony Latam Partners, for approximately $5.5 million. The Company acquired primarily management contract intangible asset and limited partnership interest in a fund which the Company now manages, and certain Abraaj employees became employees of the Company.
DBH
On July 25, 2019, the Company acquired DBH in a combination of: (a) cash, a portion of which is deferred until the expiration of certain customary seller indemnification obligations (Note 19); and (b) issuance of 21,478,515 OP Units, which were measured based upon the closing price of the Company's class A common stock on July 24, 2019 of $5.21 per share. The principals of DBH retained their equity investments, including general partner interests in existing Digital Bridge investment vehicles and in Digital Colony Partners ("Digital Colony," a fund previously co-sponsored by the Company and DBH).
The acquisition is a strategic transaction that is expected to generate meaningful accretion in value to the Company through expansion of the digital real estate management platform by combining the industry sector knowledge, experience and relationships from the DBH team with the capital raising resources of Colony, as represented by the goodwill value.
The Company's acquisition of DBH included the remaining 50% equity interest held by DBH in Digital Colony Management, LLC ("Digital Colony Manager"), previously an equity method joint venture with DBH, which manages the Digital Colony fund. Upon closing of the acquisition, the Company obtained a controlling interest in Digital Colony Manager and remeasured its existing 50% interest at a fair value of $51.4 million. The full amount, representing the excess of fair value over carrying value of the Company's investment in Digital Colony Manager, was recognized in other gain on the Company's statement of operations, as the Company's carrying value of its investment in Digital Colony Manager prior to the business combination was nil. The fair value was based upon the value of 50% of estimated future net cash flows from the Digital Colony fund management contract, discounted at 8%.
The following table summarizes the consideration and allocation to assets acquired and liabilities assumed at acquisition. The estimated fair values and allocation of the consideration are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at time of acquisition.

(In thousands)	July 25, 2019
Consideration
Cash	$181,167
Deferred consideration	35,500
OP Units issued	111,903
Total consideration	328,570

Fair value of equity interest in Digital Colony Manager	51,400
$379,970

Identifiable assets acquired and liabilities assumed
Intangible assets	$153,300
Other assets	13,008
Other liabilities	(33,586)
132,722
Goodwill	247,248
$379,970

Intangible assets acquired include primarily management contracts, customer relationships and trade name. The fair value of management contracts, including the Company's 50% interest in Digital Colony Manager, was estimated based upon estimated net cash flows generated from those contracts, discounted at 8%. The remaining lives of the management contracts were estimated to range between 3 and 10 years. Customer relationships represent the fair value of potential fees generated from repeat customers through future sponsored funds, with future management fees discounted at 11.5% and potential carried interest discounted at 25%. The trade name was valued using a relief-from-royalty method, based upon estimated savings from avoided royalty at a rate of 1% on expected fee income, discounted at 11.5%, with an estimated useful life of 10 years. Other liabilities assumed were primarily deferred revenues and deferred tax liabilities associated with management contracts.
The acquired DBH business contributed $14.4 million of revenues and $3.5 million of net income attributable to Colony Capital, Inc. for the three and nine months ended September 30, 2019.
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
Reclassifications
In addition to reclassifications related to discontinued operations as discussed above, beginning in the fourth quarter of 2018, the portion of carried interests earned by the Company that is allocated to employees is presented as carried interest and incentive compensation on the statement of operations. Such amounts had previously been presented as net income attributable to noncontrolling interests in investment entities. For the three and nine months ended September 30, 2018, $1.5 million was reclassified to carried interest and incentive compensation for both periods, and $1.9 million and $3.9 million, respectively, were reclassified to income from discontinued operations as a compensation charge (Note 15), to conform to the current period presentation. The reclassifications did not have an impact on net loss attributable to Colony Capital, Inc. and net loss attributable to common stockholders.

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
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Nonlease components of tenant reimbursements for net leases and ancillary services within resident fee income qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Lease revenue is recognized on a straight-line basis over the remaining lease term and is included in property operating income on the consolidated statements of operations. The Company receives variable lease revenues from tenant reimbursements and for ancillary services provided to nursing home residents.
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
The Company will adopt the new standard on its effective date of January 1, 2020. The Company expects that recognition of allowance for credit losses under the CECL model will generally be accelerated as it encompasses credit losses over the full remaining expected life of the affected financial instruments. The extent of any changes in allowance for credit losses will depend upon the composition and risk characteristics of the Company's financial instrument portfolio that are within the scope of ASC 326 at adoption date, and conditions prevailing and forecasted at that time. Evaluation of the impact of ASC 326 is ongoing, however, the Company expects to elect the fair value option for the majority of its loans receivable. Under the fair value option, loans receivable will be measured at each reporting period based upon their exit values in an orderly transaction and unrealized gains or losses from changes in fair value will be recorded in other gain (loss) on the consolidated statement of operations. These loans will no longer be subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. Additionally, there will be no amortization of origination fees charged to borrowers or discounts on purchased loans as additional interest income.
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
3. Real Estate
The Company's real estate held for investment was as follows. Real estate held for sale is presented in Note 7.

(In thousands)	September 30, 2019	December 31, 2018
Land	$1,281,164	$1,443,249
Buildings and improvements	8,590,535	9,442,442
Tenant improvements	95,691	96,740
Furniture, fixtures and equipment	406,243	389,969
Construction in progress	236,079	123,002
	10,609,712	11,495,402
Less: Accumulated depreciation	(887,292)	(669,392)
Real estate assets, net	$9,722,420	$10,826,010

Real Estate Sales
Results from sales of real estate, including discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Proceeds from sales of real estate	$216,588	$156,007	$659,245	$584,569
Gain on sale of real estate	12,899	35,120	71,824	96,266

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding any real estate acquired as part of business combinations. Light and bulk industrial properties acquired, as presented below, form part of the industrial segment which is classified as held for sale.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Nine Months Ended September 30, 2019
Asset Acquisitions(2)
February	Bulk industrial—Various in U.S.	6	$373,182	$49,446	$296,348	$27,553	$(165)
Various	Light industrial—Various in U.S.(3)	84	1,135,157	241,550	850,550	47,945	(4,888)
			$1,508,339	$290,996	$1,146,898	$75,498	$(5,053)
Year Ended December 31, 2018
Asset Acquisitions
September	Healthcare—United Kingdom(4)	1	$24,444	$10,231	$12,733	$1,480	$—
November	Office and Industrial—France	220	478,844	109,858	330,752	38,234	—
Various	Light industrial—Various in U.S.(3)	40	569,442	111,194	433,040	30,183	(4,975)
			$1,072,730	$231,283	$776,525	$69,897	$(4,975)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Useful life of real estate acquired in 2019 is 25 to 49 years for buildings, 9 to 15 years for site improvements, 4 to 11 years for tenant improvements and 1 to 15 years for lease intangibles (based on remaining lease terms).

(3)	Includes acquisition of land totaling $20.8 million in the nine months ended September 30, 2019 and $13.1 million in the year ended December 31, 2018 for co-development with operating partners.

(4)	Net leased senior housing acquired pursuant to a purchase option under the Company's development facility to the healthcare operator at a purchase price equivalent to the outstanding loan balance.

Depreciation and Impairment
Depreciation expense on real estate, excluding amounts related to discontinued operations (Note 15), was $84.4 million and $96.8 million for the three months ended September 30, 2019 and 2018, respectively, and $269.3 million and $282.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Refer to Note 11 for a discussion of impairment on real estate.
Property Operating Income
Property operating income presented below excludes amounts related to discontinued operations (Note 15). For the three and nine months ended September 30, 2018, property operating income was composed of $183.0 million and $573.1 million of total lease revenue, respectively, and $312.0 million and $927.8 million of hotel operating income, respectively. For the three and nine months ended September 30, 2019, the components of property operating income were as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease revenue:
Fixed lease revenue	$152,050	$487,404
Variable lease revenue	13,641	44,881
	165,691	532,285
Hotel operating income	296,464	877,556
	$462,155	$1,409,841

Future Fixed Lease Payments
At September 30, 2019, future fixed lease payments under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
Remaining 2019	$67,330
2020	253,091
2021	243,986
2022	236,090
2023	221,468
2024 and thereafter	993,931
Total (1)	$2,015,896
__________

(1)
Excludes future fixed lease payments in connection with (i) resident fee income as the related lease agreements are generally cancelable by residents with 30 days’ notice; and (ii) real estate in the industrial segment that is classified as held for sale totaling $1.35 billion through 2038, of which $70.0 million relates to the remainder of 2019.

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
Commitments and Contractual Obligations
Purchase Commitments—At September 30, 2019, the Company had funded aggregate deposits of $5.4 million with remaining unfunded purchase commitments totaling $58.4 million for the acquisition of three light industrial buildings which are under construction. These are real estate acquisitions in the industrial segment and will be classified as held for sale upon closing.
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
4. Loans Receivable
The following table provides a summary of the Company’s loans held for investment, including PCI loans:

	September 30, 2019				December 31, 2018
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$457,365	$481,108	10.6%	1.8	$643,973	$667,590	10.7%	2.2
Mezzanine loans	437,858	435,320	12.6%	0.8	357,590	354,326	12.5%	1.5
Corporate loans	120,727	119,952	12.5%	5.7	108,944	107,796	12.3%	5.8
	1,015,950	1,036,380			1,110,507	1,129,712
Variable rate
Mortgage loans	168,401	168,811	4.2%	0.3	178,650	179,711	4.3%	0.1
Mezzanine loans	43,447	43,166	13.1%	1.8	27,772	27,417	13.4%	2.5
	211,848	211,977			206,422	207,128
	1,227,798	1,248,357			1,316,929	1,336,840
PCI Loans
Mortgage loans	1,155,353	254,029			1,324,287	351,646
Mezzanine loans	7,425	3,671			7,425	3,671
	1,162,778	257,700			1,331,712	355,317
Allowance for loan losses		(51,858)				(32,940)
Loans receivable, net	$2,390,576	$1,454,199			$2,648,641	$1,659,217

Nonaccrual and Past Due Loans
Non-PCI loans, excluding loans carried at fair value, that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses:

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
September 30, 2019	$946,933	$—	$—	$301,424	$1,248,357
December 31, 2018	1,052,303	—	44,392	240,145	1,336,840

Troubled Debt Restructuring
During the nine months ended September 30, 2019 and 2018, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers. At both September 30, 2019 and December 31, 2018, the Company had one existing TDR loan that was in maturity default, with a carrying value before allowance for loan loss of $37.8 million and an allowance for loan loss of $37.8 million and $12.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company has no additional lending commitment on this TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes non-PCI impaired loans:

		Gross Carrying Value
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
September 30, 2019	$296,893	$71,754	$229,670	$301,424	$48,150
December 31, 2018	280,337	75,179	206,628	281,807	18,304
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Average carrying value before allowance for loan losses	$306,114	$296,178	$298,925	$284,794
Total interest income recognized during the period impaired	1,651	2,992	5,943	4,300
Cash basis interest income recognized	—	1,190	447	1,190
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
There were no PCI loans acquired in the nine months ended September 30, 2019 and 2018.
Changes in accretable yield of PCI loans were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Beginning accretable yield	$9,620	$42,435
Dispositions	—	(5,400)
Changes in accretable yield	11,647	3,407
Accretion recognized in earnings	(9,471)	(24,250)
Deconsolidation	—	(991)
Effect of changes in foreign exchange rates	(270)	(223)
Ending accretable yield	$11,526	$14,978

The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $162.7 million at September 30, 2019 and $175.6 million at December 31, 2018, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans.
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
For PCI loans, provision for loan losses is recorded if it is determined that decreases in cash flows expected to be collected would result in a decrease in the estimated fair value of the loan below its amortized cost.
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,150	$71,754	$18,304	$75,179
PCI loans	3,708	21,245	14,636	54,440
	$51,858	$92,999	$32,940	$129,619
Changes in allowance for loan losses are presented below:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Allowance for loan losses at January 1	$32,940	$52,709
Contribution to Colony Credit	—	(518)
Deconsolidation	—	(5,983)
Provision for loan losses, net	35,847	27,133
Charge-off	(16,929)	(31,430)
Allowance for loan losses at September 30	$51,858	$41,911

Provision for loan losses by loan type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Non-PCI loans	$17,228	$214	$30,035	$7,950
PCI loans	5	7,611	5,812	19,183
Total provision for loan losses, net	$17,233	$7,825	$35,847	$27,133

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2019, total unfunded lending commitments was $395.3 million, of which the Company's share was $155.6 million, net of amounts attributable to noncontrolling interests.

5. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	September 30, 2019	December 31, 2018
Equity Investments
Equity method investments
Investment ventures	$1,817,956	$2,151,847
Private funds	137,336	124,826
	1,955,292	2,276,673
Other equity investments
Marketable equity securities	142,830	36,438
Investment ventures	92,417	95,196
Private funds and non-traded REIT	37,858	24,607
Total equity investments	2,228,397	2,432,914

Debt Securities
N-Star CDO bonds, available for sale	59,953	64,127
CMBS of consolidated fund, at fair value	2,771	32,706
Total debt securities	62,724	96,833
Equity and debt investments	$2,291,121	$2,529,747

Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected.
Equity Method Investments
The Company owns significant interests in publicly-traded REITs that it manages, Colony Credit and NRE (prior to the sale of NRE in September 2019). The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (Note 11).
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

The Company’s investments accounted for under the equity method, including investments for which fair value option was elected, are summarized below:

($ in thousands)			Ownership Interest at September 30, 2019(1)	Carrying Value at
Investments	Description			September 30, 2019	December 31, 2018
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.4%	$731,306	$1,037,754
NorthStar Realty Europe Corp.	Common equity in publicly traded equity REIT managed by the Company	(2)	—%	—	87,696
RXR Realty	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	93,368	95,418
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	139,033	219,913
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	516,731	481,477
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)	(5)	Various	116,694	109,393
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles	(5)	Various	15,208	9,525
Other investment ventures	Interests in 16 investments at September 30, 2019		Various	170,557	154,412
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds		Various	172,395	81,085
				$1,955,292	$2,276,673
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
Colony Credit
The Company owns an approximate 36.4% interest, on a fully diluted basis, in Colony Credit. Colony Credit was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc. ("NorthStar II"), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company (the "Combination"). The CLNY Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with Colony Credit's strategy. Upon closing of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with Colony Credit.
In January 2018, the Company deconsolidated the CLNY Contributed Entities and measured its interest in Colony Credit based upon its proportionate share of Colony Credit's estimated fair value at the closing date of the Combination. The excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities upon deconsolidation of $9.9 million was recognized in other gain on the consolidated statement of operations in the three months ended March 31, 2018.

Significant Sales of Equity Method Investments
Following a comprehensive review by NRE's Strategic Review Committee and approval by its Board of Directors and a majority of its stockholders, NRE sold all of its outstanding common stock on September 30, 2019 for a price of approximately $17.01 per share. As a result, the Company monetized its investment of 5.6 million shares of NRE common stock and recorded a gain of $12.4 million, included in equity method earnings.
Impairment of Equity Method Investments
The Company evaluates its equity method investments for other-than-temporary impairment ("OTTI") at each reporting period.
Impairment totaling $3.1 million and $253.5 million were recorded in equity method earnings in the three and nine months ended September 30, 2019, respectively. In addition to impairment of the Company's investment in Colony Credit in June 2019, as discussed below, other impairments resulted from a change in the Company's strategy as the Company terminated its future capital commitments to an investee, and write-downs based upon recoverable value from sale of underlying real estate held by an investee.
Impairment totaling $5.6 million and $22.1 million were recorded during the three and nine months ended September 30, 2018, respectively. In making its assessment, the Company considered a variety of factors and assumptions specific to each investment, including: offer prices on the Company's investment; expected payoffs from sales of the underlying business of the investee; or estimated enterprise value of the investee.
Colony Credit—Since Colony Credit began trading on February 1, 2018 through June 30, 2019, Colony Credit's common stock had traded between $15.10 and $23.23 per share. During this period, the carrying value of the Company's investment in Colony Credit ranged between $24.74 per share at inception and $20.25 at June 30, 2019 (prior to impairment). Based upon Colony Credit's closing stock price of $15.50 per share on June 30, 2019, the last trading day of the second quarter, the carrying value of the Company's investment in Colony Credit was $227.9 million in excess of its market value of $743.0 million. In connection with the preparation and review of the Company's financial statements, given the prolonged period of time that the carrying value of the Company's investment in Colony Credit has exceeded its market value, the Company determined that its investment in Colony Credit was other-than-temporarily impaired and recorded an impairment charge of $227.9 million as part of equity method loss in the second quarter of 2019.
The impairment charge in June 2019 resulted in a basis difference between the Company's carrying value of its investment in Colony Credit and the Company's proportionate share of Colony Credit's book value of equity. The impairment charge was applied to the Company's investment in Colony Credit as a whole and was not determined based on an impairment assessment of individual assets held by Colony Credit. In order to address this basis difference, the Company allocated the impairment charge on a relative fair value basis to investments identified by Colony Credit as non-strategic assets. Accordingly, for any future impairment charges taken by Colony Credit on these non-strategic assets, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective underlying investments has been fully eliminated.
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

Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At September 30, 2019, the Company’s share of these commitments was $67.8 million.
Private Funds—At September 30, 2019, the Company has unfunded commitments of $305.2 million to funds sponsored or co-sponsored by the Company that are accounted for as equity method investments.
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
The following tables summarize the balance and activities of the N-Star CDO bonds.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2019	$56,783	$3,359	$(189)	$59,953
December 31, 2018	67,513	1,565	(4,951)	64,127
Results from disposition of N-Star CDO bonds, with realized gains (losses) recorded in other gain (loss), were as follows for the nine months ended September 30, 2018. There were no sales of AFS debt securities in the three and nine months ended September 30, 2019 and three months ended September 30, 2018.

(In thousands)	Nine Months Ended September 30, 2018
Proceeds from sale	$78,197
Gross realized gain	11,304
Gross realized loss	(592)
Impairment of AFS Debt Securities
The following table presents AFS debt securities that have been in a gross unrealized loss position:

	September 30, 2019		December 31, 2018
	Less Than 12 Months		Less Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
N-Star CDO bonds	$985	$189	$54,459	$4,951

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
The Company recorded OTTI loss in other gain (loss) of $6.4 million and $7.1 million for the three and nine months ended September 30, 2019, respectively, and $7.2 million for the nine months ended September 30, 2018. There was no OTTI loss in the three months ended September 30, 2018. The losses were due to an adverse change in expected cash flows on N-Star CDO bonds, and additionally in 2018, CMBS held by consolidated N-Star CDOs which were subsequently deconsolidated in the second quarter of 2018. The Company believed that it was not likely that it would recover the amortized cost on these securities prior to selling them.

At September 30, 2019 and December 31, 2018, the Company believed that the N-Star CDOs with unrealized loss in accumulated other comprehensive income were not other than temporarily impaired as it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the carrying value of goodwill, which resides in the investment management segment.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Beginning balance	$1,514,561	$1,514,561
Business combination (Note 2)	247,248	—
Impairment	(387,000)	—
Ending balance (1)	$1,374,809	$1,514,561
__________

(1)	At September 30, 2019, $140.5 million of goodwill was deductible for income tax purposes. There were no tax deductible amounts at December 31, 2018.
Goodwill assigned to the industrial segment of $20.0 million is classified as held for sale (Note 7).
Impairment of Goodwill
Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including goodwill.
In 2018, the Company performed a quantitative assessment in its annual impairment test and determined that its investment management goodwill was not impaired.
In the third quarter of 2019, the Company considered the loss of future fee income that is expected to result from the pending sale of its industrial business and the amendment of Colony Credit's management agreement to reduce the fee base to reflect Colony Credit's reduced book value, as indicators of potential impairment to its investment management goodwill. The Company updated its quantitative test of goodwill in the third quarter, which indicated that the carrying value of the investment management reporting unit at September 30, 2019, including goodwill, exceeded its estimated fair value. As a result, the Company recognized a goodwill impairment of $387.0 million in the third quarter of 2019.
The fair value of the investment management reporting unit was estimated using the income approach. Projections of discounted cash flows were based on various factors, including, but not limited to, assumptions around forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, incentive fee multiples, operating profit margins and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles. The Company applied terminal year residual multiples on fee related earnings ranging from 16x to 20x, incentive fee multiple of 5x and discount rates ranging from 11% to 13%. The Company considered a range of fee related earnings multiples, incentive fee multiples and discount rates for a peer group of alternative asset managers as indicators to assess for reasonableness, noting that direct comparison generally cannot be drawn due to differences that exist between the Company's business and those of other asset managers. The Company also considered the hypothetical value of its investment management business in a spinoff that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's balance sheet assets based on market terms of management contracts of externally-managed REITs that otherwise engage in similar real estate operations. As a final step, the Company evaluated the reasonableness of the valuation as a whole by comparing the aggregate fair value of its reporting units to its market capitalization, and considered in its evaluation the impact of short-term market volatility and other market factors that may not directly affect the value of the Company's individual reporting units.
Due to the inherently judgmental nature of the various projections and assumptions used, the unpredictability of economic and market conditions, actual results may differ from estimates. Changes to these variables and the potential outcome resulting from the Company exploring with Colony Credit an internalization of the management of Colony Credit and a transfer of the Company's private credit investment management business to Colony Credit may result in further decline in the fair value of the Company's investment management reporting unit, which may result in further impairment of goodwill in the future.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for sale, are as follows:

	September 30, 2019			December 31, 2018
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$142,035	$(61,668)	$80,367	$170,869	$(55,103)	$115,766
Above-market lease values	97,955	(28,681)	69,274	111,903	(29,497)	82,406
Below-market ground lease obligations (2)	—	—	—	16,258	(984)	15,274
Deferred leasing costs	20,341	(7,011)	13,330	17,154	(4,465)	12,689
Lease incentives	14,169	(1,889)	12,280	14,169	(1,134)	13,035
Trade name (3)	19,800	(78)	19,722	15,500	—	15,500
Investment management contracts (4)	327,398	(170,274)	157,124	194,698	(92,618)	102,080
Customer relationships	68,153	(18,025)	50,128	49,291	(15,027)	34,264
Other (5)	38,328	(2,188)	36,140	59,157	(4,241)	54,916
Total deferred leasing costs and intangible assets	$728,179	$(289,814)	$438,365	$648,999	$(203,069)	$445,930
Intangible Liabilities
Below-market lease values	$143,698	$(48,196)	$95,502	$176,013	$(42,895)	$133,118
Above-market ground lease obligations (2)	—	—	—	15,909	(1,557)	14,352
Total intangible liabilities	$143,698	$(48,196)	$95,502	$191,922	$(44,452)	$147,470
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

(3)	The DBH trade name is amortized over its estimated useful life of 10 years, while the Colony trade name is determined to have an indefinite useful life and is not currently subject to amortization.

(4)	Accumulated amortization includes accelerated amortization upon termination of the NRE management contract of $53.7 million in September 2019.

(5)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with certain hotel properties which are subject to amortization over the term of the respective agreements.

Impairment of Identifiable Intangible Assets
There was no impairment of identifiable intangible assets during the three and nine months ended September 30, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Above-market lease values	$(2,830)	$(3,219)	$(8,507)	$(23,181)
Below-market lease values	5,003	4,996	14,925	25,371
Lease incentives	(252)	(252)	(756)	(745)
Net increase (decrease) to rental income	$1,921	$1,525	$5,662	$1,445

Above-market ground lease obligations	$—	$(333)	$—	$(800)
Below-market ground lease obligations	—	182	—	551
Net increase (decrease) to ground rent expense	$—	$(151)	$—	$(249)

In-place lease values	$6,862	$6,608	$21,039	$21,993
Deferred leasing costs	721	941	3,089	2,569
Trade name	78	—	78	1,606
Investment management contracts	63,754	4,013	77,656	13,824
Customer relationships	1,327	1,152	2,999	3,455
Other	280	724	934	1,858
Amortization expense	$73,022	$13,438	$105,795	$45,305

The following table presents the effect of future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale:

	Year Ending December 31,
(In thousands)	Remaining 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Net increase (decrease) to rental income (1)	$1,851	$6,897	$5,697	$5,267	$5,954	$(11,718)	$13,948
Amortization expense (1)	15,012	58,940	53,640	43,246	34,934	108,039	313,811

__________

(1)
Excludes $9.7 million net increase to rental income and $145.6 million amortization expense related to deferred leasing costs and intangible assets and liabilities of the industrial segment that is held for sale.

7. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	September 30, 2019	December 31, 2018
Assets
Restricted cash	$16,312	$6,213
Real estate, net	5,186,793	3,645,406
Equity investment—private fund	48,478	13,422
Goodwill	20,000	20,000
Deferred leasing costs and intangible assets, net	175,248	135,924
Other assets	113,372	146,380
Total assets held for sale	$5,560,203	$3,967,345

Liabilities
Debt, net	$2,131,497	$1,064,585
Lease intangibles and other liabilities, net	203,146	153,910
Total liabilities related to assets held for sale	$2,334,643	$1,218,495

Assets and Liabilities Related to Discontinued Operations
At September 30, 2019 and December 31, 2018, assets totaling $4.5 billion and $3.0 billion, respectively, and liabilities totaling $2.3 billion and $1.2 billion, respectively, in connection with the industrial segment and related management platform, were classified as held for sale and discontinued operations. The industrial assets held for sale consisted primarily of real estate and related intangible assets of $4.4 billion at September 30, 2019 and $2.9 billion at December 31, 2018, as well as goodwill associated with the industrial management platform and the Company's general partner interest in the industrial open-end fund, as presented in the table above. Debt classified as held for sale represents all outstanding debt of the industrial segment which is expected to be assumed by the buyer or extinguished concurrent with closing of the sale. At September 30, 2019, the outstanding debt of the industrial segment was composed of $1.3 billion fixed rate and $0.9 billion variable rate, bearing an overall weighted average interest rate of 3.72%, and weighted average remaining maturity of 7.6 years.
8. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	September 30, 2019	December 31, 2018
Capital expenditures reserves (1)	$112,335	$214,863
Real estate escrow reserves (2)	53,424	49,702
Borrower escrow deposits	12,460	10,412
Working capital and other reserves (3)	13,968	19,586
Tenant lock boxes (4)	14,505	15,666
Other	50,743	54,376
Total restricted cash	$257,435	$364,605
__________

(1)	Represents primarily cash held by lenders for capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)	Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in certain joint venture arrangements.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2019	December 31, 2018
Interest receivable	$13,134	$14,005
Straight-line rents	31,893	34,931
Hotel-related deposits and reserves (1)	17,328	21,636
Investment deposits and pending deal costs	34,385	27,534
Deferred financing costs, net (2)	3,520	5,467
Derivative assets (Note 10)	34,746	33,558
Prepaid taxes and deferred tax assets, net	57,848	71,656
Receivables from resolution of investments (3)	16,692	30,770
Operating lease right-of-use asset, net	119,887	—
Accounts receivable, net (4)	76,833	58,830
Prepaid expenses	34,563	23,771
Other assets	31,947	30,604
Fixed assets, net	44,188	47,381
Total other assets	$516,964	$400,143

__________

(1)
Represents working capital deposits and reserves held by third party managers at certain hotel properties to fund furniture, fixtures and equipment expenditures. Funding of reserves is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)	Represents primarily proceeds from loan repayments and real estate sales held in escrow and sales of marketable equity securities pending settlement.

(4)	Includes receivables for hotel operating income, resident fees, rent and other tenant receivables, net of allowance.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2019	December 31, 2018
Tenant security deposits and payable	$15,465	$15,135
Borrower escrow deposits	12,401	13,001
Deferred income (1)	23,862	27,124
Interest payable	39,473	40,622
Derivative liabilities (Note 10)	261,942	132,808
Contingent consideration—THL Hotel Portfolio (Note 11)	9,330	8,903
Share repurchase payable (2)	—	7,567
Current and deferred income tax liability	88,582	92,808
Operating lease liability (Note 20)	120,635	—
Accrued compensation	87,200	79,320
Accrued carried interest and contractual incentive fee compensation	6,998	7,486
Accrued real estate and other taxes	47,397	38,714
Accounts payable and accrued expenses	97,972	91,244
Other liabilities	112,175	79,412
Total accrued and other liabilities	$923,432	$634,144
__________

(1)
Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, deferred asset management fees from private funds, and deferred base management fees assumed in the DBH acquisition. Deferred management fees totaling $13.3 million at September 30, 2019 and $3.2 million at December 31, 2018 will be recognized as fee income over a weighted average period of 0.9 years.

(2)	Represents the Company's common stock repurchases transacted in December 2018 and settled in January 2019.
9. Debt
The Company's debt consists of the following components, excluding debt associated with the industrial segment, which is expected to be assumed by the buyer and included in liabilities related to assets held for sale (Note 7).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
September 30, 2019
Debt at amortized cost
Principal	$184,200	$616,105	$7,768,294	$280,117	$8,848,716
Premium (discount), net	—	2,360	(18,388)	(79,488)	(95,516)
Deferred financing costs	—	(4,895)	(82,197)	—	(87,092)
	$184,200	$613,570	$7,667,709	$200,629	$8,666,108
December 31, 2018
Debt at amortized cost
Principal	$—	$616,105	$8,275,707	$280,117	$9,171,929
Premium (discount), net	—	2,697	(41,217)	(81,031)	(119,551)
Deferred financing costs	—	(6,652)	(70,354)	—	(77,006)
	$—	$612,150	$8,164,136	$199,086	$8,975,372
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $570.0 million at September 30, 2019 and $425.9 million at December 31, 2018 relates to financing on assets held for sale. Debt associated with assets held for sale that will be assumed by the buyer is included in liabilities related to assets held for sale (Note 7).

The following table summarizes certain information about the different components of debt carried at amortized cost. Weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of the balance sheet date and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity
September 30, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$184,200	4.28%	2.3	$184,200	4.28%	2.3
Convertible and exchangeable senior notes	616,105	4.27%	2.3	—	N/A	N/A	616,105	4.27%	2.3
Junior subordinated debt	—	N/A	N/A	280,117	4.95%	16.7	280,117	4.95%	16.7
Secured debt (1)	35,622	5.02%	6.2	—	N/A	N/A	35,622	5.02%	6.2
	651,727			464,317			1,116,044
Non-recourse
Healthcare (2) (3)	405,980	4.55%	5.4	2,547,725	5.63%	3.9	2,953,705	5.48%	4.1
Hospitality	13,388	12.66%	1.9	2,646,227	5.14%	3.2	2,659,615	5.18%	3.2
Other Real Estate Equity (2)	161,871	4.14%	3.6	1,715,606	4.04%	2.8	1,877,477	4.05%	2.9
Real Estate Debt	—	N/A	N/A	241,875	3.80%	2.3	241,875	3.80%	2.3
	581,239			7,151,433			7,732,672
	$1,232,966			$7,615,750			$8,848,716
December 31, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	3.0	$—	N/A	3.0
Convertible and exchangeable senior notes	616,105	4.27%	3.0	—	N/A	N/A	616,105	4.27%	3.0
Junior subordinated debt	—	N/A	N/A	280,117	5.66%	17.4	280,117	5.66%	17.4
Secured debt (1)	37,199	5.02%	6.9	—	N/A	N/A	37,199	5.02%	6.9
	653,304			280,117			933,421
Non-recourse
Healthcare (2)(3)	2,130,999	4.62%	1.9	1,109,681	6.64%	2.7	3,240,680	5.31%	2.2
Hospitality	12,019	12.99%	2.6	2,636,053	5.68%	3.8	2,648,072	5.71%	3.8
Other Real Estate Equity (2)	200,814	4.02%	3.8	1,789,431	4.43%	3.6	1,990,245	4.39%	3.7
Real Estate Debt	—	N/A	N/A	359,511	4.50%	2.4	359,511	4.50%	2.4
	2,343,832			5,894,676			8,238,508
	$2,997,136			$6,174,793			$9,171,929
__________

(1)	The fixed rate recourse debt is secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare and other real estate equity segment with an aggregate outstanding principal of $315.0 million at September 30, 2019 and $538.5 million at December 31, 2018 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and leases, as applicable, or otherwise refinance the debt.

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
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2019), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. At September 30, 2019, the Company was in compliance with all of the financial covenants.
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
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2019	December 31, 2018

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
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
Fair value of derivative assets and derivative liabilities were as follows:

	September 30, 2019			December 31, 2018
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$26,665	$2,955	$29,620	$31,127	$1,069	$32,196
Interest rate contracts	43	70	113	862	500	1,362
Performance swaps	—	5,013	5,013	—	—	—
Included in other assets	$26,708	$8,038	$34,746	$31,989	$1,569	$33,558
Derivative Liabilities
Foreign exchange contracts	$1,857	$42	$1,899	$6,193	$211	$6,404
Interest rate contracts	8,351	139,479	147,830	—	126,404	126,404
Forward contracts	—	120,564	120,564	—	—	—
Included in accrued and other liabilities	$10,208	$260,085	$270,293	$6,193	$126,615	$132,808

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit of $9.1 million at September 30, 2019 and $0.8 million at December 31, 2018, included in other assets.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at September 30, 2019, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€71,154	€1,008	Min $1.06 / Max $1.31	March 2020 to November 2020
GBP	FX Collar	£3,061	£839	Min $1.45 / Max $1.62	December 2019
EUR	FX Forward	€361,030	€7,524	Min $1.11 / Max $1.38	October 2019 to February 2024
GBP	FX Forward	£100,353	£31,092	Min $1.24 / Max $1.32	December 2019 to December 2020

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €505.6 million and £275.2 million, or a total of $0.9 billion at September 30, 2019, and €614.0 million and £280.8 million, or a total of $1.1 billion at December 31, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$—	$6,198	$1,026	$8,535
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$1,767	$770	$1,367	$2,008

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at September 30, 2019, in addition to the forward starting interest rate swap and reverse swap positions described below:

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate swaps	$300,000	$—	1-Month LIBOR	2.15%	February 2022 to February 2024
Interest rate caps	$—	$5,824,460	1-Month LIBOR	3.0% - 6.26%	November 2019 to June 2021
Interest rate caps	€247,513	€541,151	3-Month EURIBOR	1.0% - 1.5%	October 2019 to June 2024
Interest rate caps	£—	£363,716	3-Month GBP LIBOR	1.5% - 2.5%	November 2019 to February 2020

In connection with the Merger, the Company assumed a $2.0 billion notional forward starting swap that required the Company to pay 3.394% fixed and receive 3-month LIBOR beginning December 2019, with a maturity date in December 2029 and a mandatory cash settlement at fair value in December 2019. The non-designated swap was intended to hedge the interest rate risk on future refinancing of certain healthcare mortgage debt assumed in the Merger. In the third quarter of 2019, the Company unwound $1.2 billion of the $2.0 billion notional amount with a cash settlement of $223.9 million. Separately, the Company entered into a series of reverse interest rate swaps with an aggregate notional amount of $0.8 billion, intended to reduce the interest rate risk on the remaining $0.8 billion notional amount of the non-designated swap. The reverse swaps require the Company to receive fixed rates at a weighted average of 1.556%, in exchange for payment of 3-month LIBOR, locking in a cash payment stream from December 2019 through December 2029, with a mandatory cash settlement in December 2019. At September 30, 2019, the fair value of the remaining non-designated swap and reverse swaps in aggregate was a liability of $139.5 million, included in accrued and other liabilities.
In October 2019, the Company terminated all outstanding positions of the swap and reverse swaps. The net settlement payment of $141.2 million is expected to be paid in December 2019.
The following table summarizes amounts recorded in other gain (loss) related to interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Realized and unrealized gain (loss) net:
Non-designated interest rate contracts	(91,574)	27,508	(240,710)	108,884

Forward Contracts and Performance Swaps
During December 2018 and January 2019, the Company entered into a series of forward contracts on a portfolio of shares in a real estate mutual fund with a counterparty in an aggregate notional amount of $100 million with a one year term to be settled, at the election of the Company, in cash or through delivery of the mutual fund shares. Concurrently with the forward contracts, the Company entered into a series of swap transactions with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap transactions required an initial combined collateral deposit of $12 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold. At September 30, 2019, the collateral deposit was $9.1 million.
The forwards and swaps are not designated as hedges for accounting purposes and are subject to fair value adjustments through earnings. For the three and nine months ended September 30, 2019, fair value loss on the forwards of $8.2 million and $20.6 million, respectively, and fair value gain on the swaps of $1.4 million and $5.0 million, respectively, are included in other gain (loss) in the Company’s statement of operations. The Company’s investment in the mutual fund is carried at fair value and is included in equity and debt investments on the balance sheet. Unrealized gain on the mutual fund shares of $8.2 million and $21.1 million for the three and nine months ended September 30, 2019, respectively, is included in other gain (loss).
Offsetting Assets and Liabilities
The Company enters into agreements subject to enforceable master netting arrangements with its derivative counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by derivative instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. The Company has elected not to net derivative asset and liability positions, notwithstanding the conditions for right of offset may have been met, and presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
September 30, 2019
Derivative Assets
Foreign exchange contracts	$29,620	$(1,899)	$—	$27,721
Interest rate contracts	113	(41)	—	72
Performance swaps	5,013	(5,013)	—	—
	$34,746	$(6,953)	$—	$27,793
Derivative Liabilities
Foreign exchange contracts	$(1,899)	$1,899	$—	$—
Interest rate contracts	(147,830)	41	—	(147,789)
Forward contract	(120,564)	5,013	9,121	(106,430)
	$(270,293)	$6,953	$9,121	$(254,219)
December 31, 2018
Derivative Assets
Foreign exchange contracts	$32,196	$(1,743)	$—	$30,453
Interest rate contracts	1,362	(823)	—	539
	$33,558	$(2,566)	$—	$30,992
Derivative Liabilities
Foreign exchange contracts	$(6,404)	$1,743	$—	$(4,661)
Interest rate contracts	(126,404)	823	840	(124,741)
	$(132,808)	$2,566	$840	$(129,402)

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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets
Equity method investments	$—	$—	$172,395	$172,395
Marketable equity securities	142,830	—	—	142,830
Debt securities available for sale—N-Star CDO bonds	—	—	59,953	59,953
CMBS of consolidated fund	—	2,771	—	2,771
Other assets—derivative assets	—	34,746	—	34,746
Liabilities
Other liabilities—derivative liabilities	—	270,293	—	270,293
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330
December 31, 2018
Assets
Equity method investments	$—	$—	$81,085	$81,085
Marketable equity securities	36,438	—	—	36,438
Debt securities available for sale—N-Star CDO bonds	—	—	64,127	64,127
CMBS of consolidated fund	—	32,706	—	32,706
Other assets—derivative assets	—	33,558	—	33,558
Liabilities
Other liabilities—derivative liabilities	—	132,808	—	132,808
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,903	8,903

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

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
September 30, 2019
Level 3 Assets
Equity method investments—third party private equity funds	$5,434	NAV(2)	N/A	N/A	N/A
Equity method investments—other	18,685	Discounted cash flows	Discount rate	12.5% (8.7% - 14.9%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	4.6x	(3)
Equity method investments—other	123,276	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	59,953	Discounted cash flows	Discount rate	21.8% (16.6% - 26.3%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	9,330	Discounted cash flows	Discount rate	20.0%	Decrease

December 31, 2018
Level 3 Assets
Equity method investments—third party private equity funds	$5,908	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	21,831	Discounted cash flows	Discount rate	17.5% (9.1% - 18.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.8x	(3)
Equity method investments—other	28,346	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	64,127	Discounted cash flows	Discount rate	21.6% (13.6% - 56.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,903	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)	Fair value was estimated based on underlying NAV of the respective funds on a quarter lag, adjusted as deemed appropriate by management.

(3)	Fair value is affected by change in revenue multiple relative to change in rate of revenue growth.

(4)
Valued based upon transaction price of investments recently acquired or offer prices on investments or underlying assets of investee pending sales. Transaction price approximates fair value for investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive income.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Securitized Loans Receivable	Equity Method Investments	Securities	Debt—Securitized Bonds Payable	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions and accretion	—	61,099	17,907	—	—	—
Paydowns, distributions and sales	(638)	(187,036)	(135,575)	638	—	—
Deconsolidation	(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities to equity	—	—	—	—	12,539	—
Transfers out of Level 3	—	(132,527)	—	—	6,381	—
Contribution to Colony Credit	—	(26,134)	—	—	—	—
Realized and unrealized gains (losses) in earnings, net	(715)	1,880	4,787	57	1,730	(1,084)
Other comprehensive loss	—	—	(21,666)	—	—	—
Fair value at September 30, 2018	$—	$81,183	$64,352	$—	$—	$(8,503)

Net unrealized gains (losses) in earnings on instruments held at September 30, 2018	$(715)	$(1,328)	$(3,147)	$57	$1,730	$(1,084)

Fair value at December 31, 2018	$—	$81,085	$64,127	$—	$—	$(8,903)
Purchases, contributions and accretion	—	101,203	5,272	—	—	—
Paydowns, distributions and sales	—	(8,082)	(8,727)	—	—	—
Realized and unrealized losses in earnings, net	—	(1,811)	(7,083)	—	—	(427)
Other comprehensive income	—	—	6,364	—	—	—
Fair value at September 30, 2019	$—	$172,395	$59,953	$—	$—	$(9,330)

Net unrealized losses in earnings on instruments held at September 30, 2019	$—	$(2,589)	$(7,083)	$—	$—	$(427)

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

	September 30, 2019		December 31, 2018
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$15,815	$11,058	$12,617	$13,658
Non-traded REIT—real estate	19,312	—	11,990	—
Private fund—emerging market private equity	2,731	—	—	—

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
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or otherwise, write-down of asset values due to impairment.

The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	September 30, 2019			December 31, 2018
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$129,327	$312,978	$442,305	$68,864	$200,281	$269,145
Real estate held for investment	—	374,533	374,533	—	416,272	416,272
Intangible assets—lease intangibles	—	—	—	—	15,608	15,608
Intangible assets—investment management contracts	—	—	—	—	36,400	36,400
Equity method investments	—	750,649	750,649	—	32,761	32,761
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Impairment loss
Real estate held for sale	$50,855	$5,894	$119,036	$21,204
Real estate held for investment	127,044	63,603	168,531	70,784
Intangible assets—investment management contracts	—	7,000	—	140,429
Intangible assets—trade name	—	—	—	59,464
Equity method loss	3,111	5,590	253,545	22,057
Impairment is discussed in Note 4 for loans receivable, Note 5 for equity method investments and Note 6 for investment management intangible assets, including goodwill.
Real Estate Held For Sale
Real estate held for sale is carried at the lower of amortized cost or fair value. Real estate held for sale that was written down to fair value was generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with the properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs ranging from 2% to 3%.
Real Estate Held For Investment
Real estate held for investment that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors, including, but not limited to: change in expected holding period assumptions which resulted in a shortfall in the undiscounted future net cash flows expected to be generated by the properties in comparison to their carrying values, decline in operating performance or physical damage to properties. Fair value of impaired real estate held for investment was estimated using one or a combination of: discounted cash flow analysis using a terminal capitalization rate of 8.5% and a discount rate of 8.9%, offer prices or broker opinions of value, or insurance estimates for properties previously damaged by hurricanes.
At December 31, 2018, real estate held for investment carried at fair value included $282.4 million of healthcare properties that were impaired in the fourth quarter of 2018, driven by shorter holding period assumptions. In the fourth quarter of 2018, the Company had reassessed the holding period on its healthcare properties, taking into consideration the Company's ability to refinance the related debt with upcoming maturities. The Company considered the possibility of shorter holding periods to be an indicator of impairment, among other factors. For properties for which indicators of impairment were identified, the Company compared their carrying values to the undiscounted future net cash flows expected to be generated by these properties over their holding periods, with terminal values estimated based on indicative capitalization rates, adjusted as appropriate for risk characteristics of each property. In performing this analysis, the Company considered the likelihood of possible outcomes under various holding period scenarios depending on its ability to refinance the related debt and applied a probability-weighted approach to different hold periods for each property. For properties where carrying value exceeded undiscounted future net cash flows, the carrying value was determined to not be recoverable. Fair values were estimated for these properties based upon the income capitalization approach, using net operating income for each property and applying capitalization rates ranging from 5.5% to 11%. Impairment was measured as the excess of carrying value over fair value, totaling $212.0 million. As the impairment assessment involved subjectivity and judgment, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets
Loans at amortized cost	$—	$—	$1,458,302	$1,458,302	$1,454,199
Liabilities
Debt at amortized cost
Corporate credit facility	—	184,200	—	184,200	184,200
Convertible and exchangeable senior notes	592,220	13,095	—	605,315	613,570
Secured debt	—	—	7,713,671	7,713,671	7,667,709
Secured and unsecured debt related to assets held for sale	—	—	2,161,366	2,161,366	2,131,497
Junior subordinated debt	—	—	211,702	211,702	200,629
December 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,667,892	$1,667,892	$1,659,217
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	547,300	13,095	—	560,395	612,150
Secured debt	—	—	8,141,497	8,141,497	8,164,136
Secured debt related to assets held for sale	—	—	1,077,195	1,077,195	1,064,585
Junior subordinated debt	—	—	169,619	169,619	199,086

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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $17.7 million at September 30, 2019 and $13.2 million at December 31, 2018. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. The consolidated private fund had total assets of $23.8 million and total liabilities of $0.2 million at September 30, 2019, and total assets of $42.7 million and total liabilities of $20.1 million at December 31, 2018. Assets are made up primarily of marketable equity securities.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $180.4 million at September 30, 2019 and $117.3 million at December 31, 2018, included within equity and debt investments and assets held for sale on the consolidated balance sheets.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $56.8 million at September 30, 2019 and $67.5 million at December 31, 2018.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 9). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at September 30, 2019 and December 31, 2018, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.

13. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units	—	2,064	—
Shares issued for settlement of contingent consideration—Internalization	—	15	40
Conversion of class B to class A common stock	—	42	(42)
Repurchase of common stock	—	(54,813)	—
Equity-based compensation, net of forfeitures	—	3,362	—
Shares canceled for tax withholding on vested stock awards	—	(2,950)	—
Shares outstanding at September 30, 2018	57,464	490,319	734

Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	188	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,786	—
Shares canceled for tax withholding on vested stock awards	—	(651)	—
Shares outstanding at September 30, 2019	57,464	487,018	734

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at September 30, 2019:

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
Common Stock Repurchases
During the nine months ended September 30, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018, and extended in May 2019 for an additional one year term.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the three and nine months ended September 30, 2019 and during the year ended December 31, 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	(275)	(15,386)	—	(30,415)	19,078	(26,998)
Amounts reclassified from AOCI	—	(4,806)	—	8,715	(8,889)	(4,980)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at September 30, 2018	$5,139	$(3,178)	$—	$24,231	$(8,460)	$17,732

AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	9,425	(606)	(2,670)	(36,511)	37,071	6,709
Amounts reclassified from AOCI	(3,554)	6,479	—	(1,128)	(1,617)	180
AOCI at September 30, 2019	$9,500	$2,698	$(2,761)	$(31,021)	$42,472	$20,888

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(21,285)	5,172	(16,113)
Amounts reclassified from AOCI	—	2,615	(1,126)	1,489
AOCI at September 30, 2018	$—	$20,278	$7,173	$27,451

AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(6,190)	(57,492)	4,543	(59,139)
Amounts reclassified from AOCI	—	(465)	(653)	(1,118)
AOCI at September 30, 2019	$(6,580)	$(58,557)	$13,534	$(51,603)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2019	2018	2019	2018
Realized gain on marketable securities	$—	$—	$—	$10,100	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(5,853)	—	(6,479)	(5,294)	Other gain (loss), net
Deconsolidation of N-Star CDO	—	—	—	(2,596)	Other gain (loss), net
Release of cumulative translation adjustments	—	(4,557)	1,128	(8,715)	Other gain (loss), net
Unrealized gain on dedesignated net investment hedges	608	271	654	855	Other gain (loss), net
Realized gain on net investment hedges	—	5,831	963	8,034	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	3,554	—	3,554	—	Equity method earnings (losses)

14. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in a consolidated open-end fund sponsored by the Company.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Beginning balance	$9,385	$34,144
Contributions	—	305
Distributions and redemptions	(5,715)	(2,102)
Net income	2,317	2,042
Ending balance	$5,987	$34,389

Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
The Company's investment in the real estate portfolio of its industrial segment is made alongside third party limited partners through a joint venture consolidated by the Company. Over time, capital contributions or redemptions from limited partners changes the Company's ownership interest in the joint venture. Limited partners are admitted or redeemed at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions or redemptions. For the nine months ended September 30, 2019 and 2018, the difference between contributions or redemptions and the respective limited partners' share of the joint venture resulted in a net increase to additional paid-in capital of $12.4 million and $28.8 million, respectively.
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
In July 2019, the Company issued 21,478,515 OP Units as part of the consideration for the acquisition of DBH, valued at $111.9 million based upon the closing price of the Company's class A common stock on July 24, 2019 (Note 2). For the nine months ended September 30, 2019, the Company redeemed 187,995 OP Units with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
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
15. Discontinued Operations
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, predominantly carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment.
The first six months of 2018 also included loss from discontinued operations of $0.2 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.

Income from discontinued operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues
Property operating income	$97,188	$73,036	$270,161	$213,544
Fee income	3,400	2,140	8,849	5,088
Interest and other income	1,454	866	3,822	2,774
Revenues from discontinued operations	102,042	76,042	282,832	221,406
Expenses
Property operating expense	26,051	21,409	74,058	63,862
Interest expense	21,130	10,872	55,482	31,918
Investment and servicing expense	54	41	592	304
Depreciation and amortization	12,342	33,503	97,147	95,930
Impairment loss	—	774	—	948
Compensation expense—cash and equity-based (1)	3,914	2,257	10,253	7,284
Compensation expense—carried interest (2)	17,796	1,933	18,136	3,852
Administrative expenses	960	857	3,976	3,248
Expenses from discontinued operations	82,247	71,646	259,644	207,346
Other income (loss)
Gain from sale of real estate	4,675	2,104	28,070	4,397
Other loss, net	(12)	—	(69)	—
Equity method earnings, including carried interest (2)	35,765	4,930	35,121	9,763
Income from discontinued operations before income taxes	60,223	11,430	86,310	28,220
Income tax benefit (expense)	127	(188)	(171)	(120)
Income from discontinued operations	60,350	11,242	86,139	28,100
Income from discontinued operations attributable to:
Noncontrolling interests in investment entities	27,728	5,232	45,711	13,960
Noncontrolling interests in Operating Company	2,870	371	3,344	847
Income from discontinued operations attributable to Colony Capital, Inc.	$29,752	$5,639	$37,084	$13,293
__________

(1)
Includes equity-based compensation of $0.7 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.1 million for both the nine months ended September 30, 2019 and 2018.

(2)
Increase in carried interest included in equity method earnings and related carried interest sharing compensation in the third quarter of 2019 was due to a significant increase in the net asset value of the fund that reflects the expected sales proceeds pursuant to definitive sale agreements for the industrial business.

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net loss allocated to common stockholders
Loss from continuing operations	$(626,192)	$(28,656)	$(1,166,782)	$(115,580)
(Income) loss from continuing operations attributable to noncontrolling interests	68,624	(19,773)	85,154	(47,243)
Loss from continuing operations attributable to Colony Capital, Inc.	(557,568)	(48,429)	(1,081,628)	(162,823)
Income from discontinued operations attributable to Colony Capital, Inc.	29,752	5,639	37,084	13,293
Net loss attributable to Colony Capital, Inc.	(527,816)	(42,790)	(1,044,544)	(149,530)
Preferred stock redemption	—	—	—	3,995
Preferred dividends	(27,137)	(27,185)	(81,412)	(89,960)
Net loss attributable to common stockholders	(554,953)	(69,975)	(1,125,956)	(235,495)
Net income allocated to participating securities	(948)	(639)	(2,621)	(1,911)
Net loss allocated to common stockholders—basic	(555,901)	(70,614)	(1,128,577)	(237,406)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(555,901)	$(70,614)	$(1,128,577)	$(237,406)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	479,776	484,754	479,412	501,202
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	479,776	484,754	479,412	501,202
Basic loss per share
Loss from continuing operations	$(1.22)	$(0.16)	$(2.43)	$(0.50)
Income from discontinued operations	0.06	0.01	0.08	0.03
Net loss attributable to common stockholders per basic common share	$(1.16)	$(0.15)	$(2.35)	$(0.47)
Diluted loss per share
Loss from continuing operations	$(1.22)	$(0.16)	$(2.43)	$(0.50)
Income from discontinued operations	0.06	0.01	0.08	0.03
Net loss attributable to common stockholders per diluted common share	$(1.16)	$(0.15)	$(2.35)	$(0.47)
__________

(1)
For both the three months ended September 30, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million of interest expense and 38,112,100 weighted average diluted common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive. For both the nine months ended September 30, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $21.2 million of interest expense and 38,112,100 weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as applicable, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 67,300 and 573,100 for the three months ended September 30, 2019 and 2018, respectively, and 99,100 and 613,600 for the nine months ended September 30, 2019 and 2018, respectively, as the effect would be antidilutive. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 18) of 2,451,400 for the three months ended September 30, 2019 and 1,320,900 and 712,500 for the nine months ended September 30, 2019 and 2018, respectively.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At September 30, 2019 and 2018, there were 52,649,000 and 31,369,100 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

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
The Company's fee income is earned from the following sources.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Institutional funds and other investment vehicles	$26,612	$10,805	$50,283	$38,169
Public companies (Colony Credit, NRE)	79,633	15,708	109,777	44,099
Non-traded REITs	4,994	6,143	15,089	23,846
Other	615	259	3,166	619
	$111,854	$32,915	$178,315	$106,733
The following table presents the Company's fee income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Base management fees ($45,572, $32,004, $108,192 and $98,539 from affiliates, respectively)	$45,763	$32,270	$108,739	$99,248
Asset management fees ($539, $588, $1,775 and $2,023 from affiliates, respectively)	819	588	2,684	2,023
Acquisition and disposition fees—from affiliates	—	—	—	1,922
Incentive and termination fees—from affiliates	64,555	—	64,555	—
Other fee income ($693, $0, $955 and $3,389 from affiliates, respectively)	717	57	2,337	3,540
Total fee income	$111,854	$32,915	$178,315	$106,733

Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds and traded and non-traded REITs, calculated as follows:

•
Private Funds and similar investment vehicles—generally (a) 1% per annum of limited partners' net funded capital, or (b) 0.9% to 1.75% per annum of investors' committed capital during commitment or investment period and thereafter, of contributed or invested capital;

•
Colony Credit—1.5% per annum of Colony Credit's stockholders' equity (as defined in its management agreement). In November 2019, the management agreement with Colony Credit was amended and restated to reduce the fee base to reflect Colony Credit's reduced book value, which will result in a decrease in management fees to the Company effective in the beginning of the fourth quarter of 2019;

•
Non-Traded REITs—1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, and prior to closing of the Combination on January 31, 2018, 1% to 1.25% per annum of gross assets for NorthStar I and NorthStar II. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and

•
NRE—prior to termination of the NRE management contract in connection with the sale of NRE on September 30, 2019 , a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion.

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

Incentive and Termination Fees—The Company may earn incentive fees from NRE (prior to termination of the NRE management contract) and Colony Credit, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Termination of the NRE management contract in September 2019 resulted in payment and recognition of a termination fee to the Company of $64.6 million, of which $21.5 million represents incentive fees earned for fiscal year 2019 through the date of termination.
Other Fee Income—Other fees include service fees for information technology and operational support services and facilities to portfolio companies, advisory fees, and licensing fees related to the Colony Capital Fundamental U.S. Real Estate Index, a rules-based strategy that invests in common stock of REITs. Prior to May 2018, other fees also included selling commission and dealer manager fees through a broker-dealer platform for selling equity in certain classes of shares in the retail companies. In April 2018, the Company combined its broker-dealer platform with a third party to form a joint venture to distribute future investment products. The Company's share of losses from the joint venture is reflected in equity method earnings (losses).
18. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2019, an aggregate 54.4 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 14).
LTIP units issued to certain employees have a service condition only, and are valued based upon the Company's class A common stock price on grant date.
In connection with the acquisition of DBH in July 2019, the Company granted 10 million LTIP units to Marc C. Ganzi, co-founder and Chief Executive Officer of DBH, subject to both a service condition and a market condition. The LTIP units will vest based upon achievement of the Company's class A common stock price closing at or above $10.00 over any 90 consecutive trading days prior to the fifth anniversary of the grant date, subject to Mr. Ganzi's continuous employment to the time of such vesting. Fair value of these LTIP units was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

Ganzi LTIP Grant
Expected volatility of the Company's class A common stock (1)	28.3%
Expected dividend yield (2)	8.1%
Risk-free rate (per annum) (3)	1.8%
__________

(1)	Based upon historical volatility of the Company's stock and those of a specified peer group.

(2)	Based upon the Company's most recently issued dividend prior to grant date and closing price of the Company's class A common stock on grant date.

(3)	Based upon the continuously compounded zero-coupon US Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
Equity-based compensation cost on LTIP units is recognized on a straight-line basis over either the service period for awards with a service condition only, or over the derived service period for awards with both a service condition and a market condition. The derived service period is a service period that is inferred from the application of the simulation technique used in the valuation of the award, and represents the median of the terms in the simulation in which the market condition is satisfied.
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
Equity-based compensation expense, excluding amounts related to the industrial segment which is presented as discontinued operations (Note 15), is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Compensation expense (including $345, $173, $777 and $376 amortization of fair value of dividend equivalent rights)	$9,425	$7,579	$22,916	$28,008

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2018	5,422,090	—	183,134	2,043,949	7,649,173	$5.09	$9.39
Granted	5,034,378	10,000,000	352,360	3,760,864	19,147,602	2.92	2.29
Vested	(1,847,311)	—	(274,966)	—	(2,122,277)	—	10.51
Forfeited	(248,826)	—	—	(46,888)	(295,714)	4.52	6.30
Unvested shares and units at September 30, 2019	8,360,331	10,000,000	260,528	5,757,925	24,378,784	$3.68	$3.43
__________

(1)
Represents the number of PSUs granted, which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $1.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $11.0 million and $106.7 million for the nine months ended September 30, 2019 and 2018, respectively.
At September 30, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $55.9 million, which is expected to be recognized over a weighted average period of 2.2 years.
Awards Granted by Managed Companies
Colony Credit and NRE, both managed by the Company prior to the sale of NRE, issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). Colony Credit awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. NRE awards generally had similar terms as the Company's stock awards, except that the NRE performance stock units measured NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees were entitled to receive shares of NRE common stock if service conditions and/or market conditions were met. Generally, the Company then grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants are made at the discretion of the Company, and the Company may consult with the board of directors or compensation committees of the respective managed companies as to final allocation of awards to its employees.
Managed company awards granted to the Company, pending grant by the Company to its employees, are recognized based upon their fair value at grant date as an equity investment and other liabilities on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company.
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
Equity-based compensation expense recognized related to managed company awards was $24.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $30.6 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively, which included acceleration of all outstanding NRE awards and certain Colony Credit awards upon the sale of NRE in September 2019. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 19). At September 30, 2019, aggregate unrecognized compensation cost for unvested managed company awards was $15.2 million, pertaining only to Colony Credit, which is expected to be recognized over a weighted average period of 2.1 years.
19. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2019	December 31, 2018
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$42,446	$34,429
Cost reimbursements and recoverable expenses	9,623	10,754
Employees and other affiliates	1,079	596
	$53,148	$45,779
Due to Affiliates
Employees and other affiliates (including $35.5 million of deferred consideration—Note 2)	$36,285	$—

Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 17.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of non-traded REITs and Colony Credit, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

•
Direct costs of personnel dedicated solely to NRE (prior to termination of management agreement and sale of NRE in September 2019) plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•	Costs incurred in performing investment due diligence for NorthStar Healthcare and private funds managed by the Company;

•
Equity awards granted to employees of the Company by Colony Credit and NRE (prior to termination of the NRE management agreement) and cash compensation paid by NRE to certain employees of the Company in connection with the sale of NRE in September 2019, which are presented gross as other income and compensation expense (Note 18);

•
Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Digital Colony Manager joint venture prior to the Company's acquisition of DBH in July 2019; and

•	Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Retail companies	$681	$899	$2,108	$3,770
Public companies (Colony Credit, NRE)	6,592	2,959	11,887	7,653
Private investment vehicles and other	2,736	1,895	10,615	6,155
Equity awards of Colony Credit and NRE (Note 18)	24,049	3,023	30,632	8,085
	$34,058	$8,776	$55,242	$25,663

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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At September 30, 2019 and December 31, 2018, there were no outstanding advances under the revolving credit facility.
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
Sales to Colony Credit—There were no such sales in the nine months ended September 30, 2019. In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to Colony Credit at the unpaid principal amount of the investment of $89.1 million. In July 2018, the Company sold to Colony Credit its interest in a subsidiary holding a net lease property in Norway that was partially financed by a non-callable bond for $121.5 million based on an appraised value of the property, resulting in a gain on sale of $28.6 million.
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
American Healthcare Investors Joint Venture—The Company has an equity method investment in American
Healthcare Investors, LLC (“AHI"). Prior to the termination of its management agreement in October 2018, AHI had provided certain healthcare-focused real estate investment management and related services to the Company and NorthStar Healthcare. For the three and nine months ended September 30, 2018, the Company incurred property management fees and sub-advisory fees to AHI totaling $1.3 million and $3.9 million, respectively.
Deferred Consideration—In connection with the acquisition of DBH in July 2019, payment of a portion of the cash consideration was deferred until the expiration of certain customary seller indemnification obligations. The deferred consideration is payable to former principals of DBH, who became employees or affiliate of the Company post-acquisition.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the three and nine months ended September 30, 2019 and 2018 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of Colony Credit and NRE—As discussed in Note 18, Colony Credit and NRE (prior to the sale of NRE in September 2019) grant equity awards to the Company and certain of the Company's employees, either directly by Colony Credit and NRE, or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At September 30, 2019 and December 31, 2018, such investments in consolidated investment vehicles and general partner entities totaled $4.5 million and $5.7 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.3 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.2 million and $0.1 million for personal flights taken during the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively.
20. Commitments and Contingencies
Operating Leases
The Company's operating leases, as lessee, are primarily ground leases assumed through its real estate acquisitions and leases for its corporate offices. Equipment leases are generally short term leases of less than 12 months or constitute immaterial lease payments.
At September 30, 2019, the weighted average remaining lease terms were 20.6 years for ground leases and 7.5 years for office leases.
For the three and nine months ended September 30, 2018, lease expense, including variable lease expense, was $2.1 million and $5.9 million for ground leases, respectively, and $2.5 million and $7.7 million for office leases, respectively.
For the three and nine months ended September 30, 2019, the following table summarizes lease expense for ground leases, included in property operating expense, and office leases, included in administrative expense.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In thousands)	Ground Leases	Office Leases	Ground Leases	Office Leases
Operating lease expense:
Fixed lease expense	$1,997	$2,444	$6,186	$6,654
Variable lease expense	384	647	1,463	1,683
	$2,381	$3,091	$7,649	$8,337

Operating Lease Commitments
The operating lease liability was determined using a weighted average discount rate of 5.4%. At September 30, 2019, the Company's future operating lease commitments for ground leases on real estate held for investment and for office leases were as follows.

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
Remaining 2019	$1,495	$2,814	$4,309
2020	6,043	10,810	16,853
2021	5,737	10,270	16,007
2022	5,773	8,619	14,392
2023	5,726	8,187	13,913
2024 and thereafter	83,260	33,035	116,295
Total lease payments	108,034	73,735	181,769
Present value discount			(61,134)
Operating lease liability (Note 8)			$120,635

At December 31, 2018, the Company's future minimum operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows:

(In thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
2019	$5,149	$8,980	$14,129
2020	5,217	8,598	13,815
2021	5,386	8,200	13,586
2022	5,776	7,176	12,952
2023	5,720	6,610	12,330
2024 and thereafter	87,150	28,144	115,294
Total lease payments	$114,398	$67,708	$182,106

Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder in an amount up to $13.0 million (Note 11), subject to the Company achieving certain agreed upon returns.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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

•
Industrial—The Company's industrial segment is composed of primarily light industrial assets throughout the U.S. Light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks. Driven by significant appreciation in the value of the Company's industrial portfolio, in June 2019, the Company engaged advisors to market its industrial portfolio and the related management platform for sale, and in September 2019, entered into definitive sale agreements. As the planned sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, the operating results of the industrial business are presented as discontinued operations on the consolidated statements of operations (Note 15).

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

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended September 30, 2019
Total revenues	$136,091	$—	$218,378	$—	$151,137	$144,203	$2,686	$652,495
Property operating expenses	66,042	—	141,235	—	67,074	—	—	274,351
Interest expense	46,029	—	40,641	—	27,428	1,585	14,351	130,034
Depreciation and amortization	38,998	—	36,133	—	17,152	65,219	1,503	159,005
Provision for loan loss	—	—	—	—	17,233	—	—	17,233
Impairment loss	92,885	—	31,555	—	53,459	387,000	—	564,899
Gain on sale of real estate	833	—	—	—	7,391	—	—	8,224
Equity method earnings	—	—	—	7,979	35,587	3,211	—	46,777
Equity method losses—carried interest	—	—	—	—	—	(474)	—	(474)
Income tax benefit (expense)	566	—	244	—	(1,105)	(9,384)	(289)	(9,968)
Income (loss) from continuing operations	(112,554)	—	(34,365)	7,979	(5,160)	(337,671)	(144,421)	(626,192)
Income from discontinued operations	—	38,981	—	—	—	21,369	—	60,350
Net income (loss)	(112,554)	38,981	(34,365)	7,979	(5,160)	(316,302)	(144,421)	(565,842)
Net income (loss) attributable to Colony Capital, Inc.	(82,763)	10,263	(28,359)	7,277	(16,992)	(287,833)	(129,409)	(527,816)

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended September 30, 2018
Total revenues	$147,907	$—	$224,384	$—	$182,288	$41,987	$2,161	$598,727
Property operating expenses	66,298	—	146,440	—	73,648	—	—	286,386
Interest expense	47,620	—	41,646	—	31,306	—	13,673	134,245
Depreciation and amortization	43,697	—	36,503	—	24,933	5,140	1,534	111,807
Provision for loan loss	213	—	—	—	7,612	—	—	7,825
(Reversal of) impairment loss	(274)	—	61,865	—	7,132	7,000	—	75,723
Gain on sale of real estate	—	—	—	—	33,016	—	—	33,016
Equity method earnings (losses)	—	—	—	(19,480)	24,517	(6)	—	5,031
Equity method earnings—carried interest	—	—	—	—	—	3,837	—	3,837
Income tax benefit (expense)	(1,030)	—	(855)	—	719	2,898	223	1,955
Income (loss) from continuing operations	(15,051)	—	(66,620)	(19,480)	88,053	15,095	(30,653)	(28,656)
Income from discontinued operations	—	6,296	—	—	—	4,946	—	11,242
Net income (loss)	(15,051)	6,296	(66,620)	(19,480)	88,053	20,041	(30,653)	(17,414)
Net income (loss) attributable to Colony Capital, Inc.	(12,197)	1,001	(62,900)	(18,328)	57,715	19,145	(27,226)	(42,790)

Nine Months Ended September 30, 2019
Total revenues	$427,761	$—	$642,073	$—	$465,891	$228,010	$10,258	$1,773,993
Property operating expenses	194,268	—	422,271	—	207,794	—	—	824,333
Interest expense	150,691	—	124,297	—	88,497	1,585	41,591	406,661
Depreciation and amortization	119,907	—	109,389	—	65,101	80,806	4,536	379,739
Provision for loan losses	—	—	—	—	35,847	—	—	35,847
Impairment loss	144,209	—	35,825	—	107,533	387,000	649	675,216
Gain on sale of real estate	833	—	279	—	42,642	—	—	43,754
Equity method earnings (losses)	—	—	—	(254,420)	85,952	(9,980)	—	(178,448)
Equity method earnings—carried interest	—	—	—	—	—	6,258	—	6,258
Income tax benefit (expense)	1,844	—	(2,598)	—	(3,585)	(9,024)	(388)	(13,751)
Income (loss) from continuing operations	(201,280)	—	(63,947)	(254,420)	54,399	(315,183)	(386,351)	(1,166,782)
Income from discontinued operations	—	60,472	—	—	—	25,667	—	86,139
Net income (loss)	(201,280)	60,472	(63,947)	(254,420)	54,399	(289,516)	(386,351)	(1,080,643)
Net income (loss) attributable to Colony Capital, Inc.	(148,841)	13,556	(54,670)	(239,337)	1,089	(262,934)	(353,407)	(1,044,544)

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total

Nine Months Ended September 30, 2018
Total revenues	$445,921	$—	$649,539	$—	$578,392	$131,103	$5,857	$1,810,812
Property operating expenses	203,247	—	425,856	—	242,433	—	—	871,536
Interest expense	143,740	—	112,501	—	118,062	—	41,094	415,397
Depreciation and amortization	123,053	—	107,885	—	77,423	19,020	4,600	331,981
Provision for loan losses	213	—	—	—	26,920	—	—	27,133
Impairment loss	5,488	—	61,865	—	23,687	207,741	—	298,781
Gain on sale of real estate	—	—	—	—	91,869	—	—	91,869
Equity method earnings (losses)	—	—	—	(17,721)	59,501	(7,442)	—	34,338
Equity method earnings—carried interest	—	—	—	—	—	3,837	—	3,837
Income tax benefit (expense)	(2,383)	—	(930)	—	(4,082)	42,474	200	35,279
Income (loss) from continuing operations	(47,665)	—	(71,735)	(17,721)	218,337	(126,119)	(70,677)	(115,580)
Income (loss) from discontinued operations	—	17,285	—	—	(102)	10,917	—	28,100
Net income (loss)	(47,665)	17,285	(71,735)	(17,721)	218,235	(115,202)	(70,677)	(87,480)
Net income (loss) attributable to Colony Capital, Inc.	(36,913)	3,089	(67,183)	(16,670)	138,157	(108,445)	(61,565)	(149,530)

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2019
Total assets	$5,059,026	$4,531,531	$3,870,480	$731,306	$5,771,366	$1,923,551	$236,734	$22,123,994
Equity method investments (1)	—	—	—	731,306	1,064,855	155,389	3,742	1,955,292
December 31, 2018
Total assets	$5,395,550	$3,185,906	$3,980,988	$1,037,754	$6,371,999	$1,983,911	$259,141	$22,215,249
Equity method investments (1)	—	—	—	1,037,754	1,054,295	180,882	3,742	2,276,673

_________

(1)	Excludes the Company's general partner equity, including carried interest allocation, in connection with its open-end industrial fund that is classified as held for sale (Note 7).
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total income by geography:
United States	$573,707	$517,041	$1,286,047	$1,593,859
Europe	88,561	81,778	256,064	229,163
Other	2,472	—	4,450	302
Total (1)	$664,740	$598,819	$1,546,561	$1,823,324

(In thousands)	September 30, 2019	December 31, 2018
Long-lived assets by geography:
United States	$8,963,348	$9,566,982
Europe	1,132,540	1,600,623
Total (2)	$10,095,888	$11,167,605

__________

(1)
Total income includes equity method earnings (loss), and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations are sourced in the United States.

(2)
Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease ROU asset and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Long-lived assets that are held for sale at September 30, 2019 and December 31, 2018 included $4.8 billion and $3.3 billion located in the United States, respectively and $0.6 billion and $0.5 billion located in Europe, respectively.

22. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $2,569 and $3,831	$397,475	$383,466
Cash received for income tax refunds (paid for income taxes), net	(6,377)	13,193
Cash paid for operating lease liabilities	11,777	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	$142,635	$121,658
Net cash used in investing activities of discontinued operations	(1,434,477)	(593,496)
Net cash provided by financing activities of discontinued operations	1,271,866	366,987
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$86,588	$84,604
Improvements in operating real estate in accrued and other liabilities	22,253	3,705
Redemption of OP Units for common stock	2,104	28,904
ROU assets and operating lease liabilities resulting from lease standard, net of related deferred receivables, intangibles and lease incentives derecognized upon adoption	138,731	—
Proceeds from loan repayments and asset sales held in escrow	16,692	—
Foreclosures and exchanges of loans receivable for real estate	16,000	26,001
Debt issued to buyer in sale of real estate	4,000	—
Deferred cash consideration for acquisition of DBH (Note 2)	35,500	—
Issuance of OP units for acquisition of DBH (Note 2)	111,903	—
Fair value of Digital Colony Manager contract intangible consolidated (Note 2)	51,400	—
Deconsolidation of net assets of securitization trusts (Note 15)	—	131,386
Assets held for sale contributed to equity method investee	—	20,350
Deferred tax liabilities assumed by buyer of related real estate	—	26,629
Debt assumed by buyer in sale of real estate	—	196,416
Contributions receivable from noncontrolling interests	—	25,501
Assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed	—	1,753,066
Liabilities of CLNY Investment Entities deconsolidated	—	421,245
Noncontrolling interests of CLNY Investment Entities deconsolidated	—	395,274

23. Subsequent Events
Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

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

•
whether a strategic plan will be adopted by our company within the timeframe contemplated or at all, and whether such plan, if adopted, will result in significant impairments of our investments, including healthcare and hospitality assets;

•
the impact of completed or anticipated strategic initiatives, including the acquisition of Digital Bridge Holdings, the pending sale of our industrial platform, the acquisition of a Latin American private equity platform, and the formation of certain other investment management platforms, on our company's growth and earnings profile;

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

•
whether we will enter into a definitive agreement with Colony Credit with respect to, among other matters, an internalization of Colony Credit and, if an agreement is reached, the potential impact of such agreement on our goodwill;

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
Overview
We are a leading global investment management firm with $53 billion in assets under management ("AUM"), which includes approximately $14 billion of AUM from Digital Bridge Holdings LLC (“DBH”), a leading global investment manager of digital real estate infrastructure assets including cell towers, small cells, fiber and data centers. We manage capital on behalf of our stockholders, as well as institutional and retail investors in private funds, and traded and non-traded real estate investment trusts ("REITs"). We have significant holdings in: (a) the healthcare, industrial and hospitality property sectors; (b) Colony Credit Real Estate, Inc. (NYSE: CLNC), which is externally managed by a subsidiary of the Company; and (c) various other equity and debt investments. We are headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and have over 450 employees across 21 locations in 13 countries.
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
We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At September 30, 2019, we owned 90.3% of the Operating Company, as its sole managing member.
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

•
Industrial—Our industrial segment is composed of primarily light industrial assets throughout the U.S. The light industrial properties serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times. In addition, in February 2019, the Company entered into the bulk industrial market as bulk assets remain integral to highly functional distribution networks. Driven by significant appreciation in the value of our industrial portfolio, in June 2019, we engaged advisors to market our industrial portfolio and the related management platform for sale and in September 2019, entered into definitive sale agreements. As the planned sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, the operating results of the industrial business are presented as discontinued operations on the consolidated statements of operations.

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

Colony Credit
We own an approximate 36.4% interest, on a fully diluted basis, in Colony Credit Real Estate, Inc. ("Colony Credit"). Colony Credit was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by our ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and NorthStar Real Estate Income II, Inc. (“NorthStar II”), both publicly registered non-traded REITs sponsored and managed by our subsidiary (the "Combination"). The CLNY Contributed Portfolio comprised our interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within our other equity and debt segment that were transferable assets consistent with Colony Credit's strategy. Upon closing of the Combination, our management contracts with NorthStar I and NorthStar II were terminated; concurrently, we entered into a new management agreement with Colony Credit.
Corporate Restructuring
Following a strategic review process, in November 2018, we announced a corporate restructuring and reorganization plan aimed at reducing our annual compensation and administrative expenses over approximately 12 months. The restructuring plan was designed to match resources that further align our increasing focus on our investment management business by, among other things, reducing our workforce globally by 10% to 20%, primarily in connection with the exit of non-core assets and business lines, together with general cost reductions.
We have now achieved approximately 80% of our expected $50 to $55 million ($45 to $50 million on a cash basis) of the previously announced annual compensation and administrative cost savings on a run rate basis, with remaining cost savings expected to be achieved by the end of 2019.
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

Strategic Asset Review Update
As part of a comprehensive review undertaken by the Company, together with its Strategic Asset Review Committee and an independent advisor, the Company has undertaken certain assessments and strategic initiatives intended to build on core investment management competencies while focusing on high-growth businesses. A key component of this strategic evolution was our recent acquisition of DBH, which also addressed our Chief Executive Officer succession plans. These previously announced and/or completed initiatives also include termination of our management agreement with NRE in connection with the sale of NRE, repositioning of Colony Credit's portfolio and its potential internalization (as discussed below), stabilization of the debt capital structure of the healthcare portfolio, and a corporate restructuring and reorganization plan that is on track with its cost savings objectives.
In connection with the acquisition of DBH, we entered into an employment agreement with Marc C. Ganzi, co-founder and Chief Executive Officer of DBH, pursuant to which Mr. Ganzi serves as Managing Director of the Company and Chief Executive Officer of the Company's digital realty platform. Upon the later of the termination of the investment period of Digital Colony Partners ("Digital Colony," a fund co-sponsored by us and DBH), and December 31, 2020, Mr. Ganzi will serve as the Company's Chief Executive Officer, succeeding Thomas J. Barrack, Jr., who will return to the position of Executive Chairman of the Company.
Additionally, in June 2019, the Company engaged advisors to market the Company’s industrial portfolio and the related management platform for sale. There has been significant appreciation in the value of the industrial portfolio driven by favorable operating fundamentals and strong investor demand for light industrial assets. In September 2019, the Company entered into definitive sale agreements for an aggregate gross sales price of approximately $5.9 billion. In November 2019, the definitive sale agreement providing for the sale of the bulk industrial portfolio for $190 million was terminated. The Company is in the process of negotiating an agreement with a third party for the sale of the bulk industrial portfolio on substantially the same economic terms as the prior agreement. The sale of the light industrial portfolio and the related management platform is expected to generate a significant gain and is expected to close in the fourth quarter of 2019, subject to customary closing conditions. However, no assurances can be made that these sales can be completed within the time frame contemplated, or on the terms anticipated, or at all. If the sale is completed, the Company may redeploy a portion of the proceeds into higher total return strategies (e.g., digital real estate and infrastructure) and may further consider the reduction of corporate leverage or other uses. The sale of the industrial segment, including its related management platform, represents a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (see Note 7 to the consolidated financial statements) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (see Note 15 to the consolidated financial statements).
As the Company undertakes its strategic evolution, the Company anticipates shifting its focus from traditional real estate towards a digital real estate and infrastructure business. At this time, management, together with the Strategic Asset Review Committee and its independent advisor, are in the process of formulating the details around the Company’s strategic plan, which is expected to be recommended to the Company’s Board of Directors in the fourth quarter of 2019 prior to finalization. The strategic plan is expected to provide a broad outline of topics such as the Company’s asset rotation plan, capital allocation policy, target investment profile and capital structure, and the vision for establishing the Company as the leading platform for digital real estate and infrastructure.
A potential strategic shift in the Company’s business may represent an indicator of impairment and the Company performed an assessment as of September 30, 2019 to ascertain if the net carrying value of its investments, including its healthcare and hospitality real estate, would be recoverable. A final strategic plan is expected to provide more specificity as to the Company’s expected holding periods for its investments, including its healthcare and hospitality assets. In the absence of such information, and with considerable uncertainty still surrounding the strategic plan, the Company applied its best estimate at this time based upon undiscounted future net cash flows to be generated by these assets over a long-term hold. The analysis indicated that as of September 30, 2019, the net carrying value of the Company's investments, including its healthcare and hospitality assets, would be recoverable. A shortened holding period for these assets may significantly reduce the undiscounted future net cash flows to be generated by certain assets below their carrying values. Therefore, if the final strategic plan adopted by the Company contemplates a shortened holding period for these assets, the Company expects that such a decision, if and when made, may result in a significant impairment in the carrying value of its investments, specifically certain of its healthcare and hospitality assets. At September 30, 2019, the healthcare and hospitality segments had real estate held for investment with carrying values of $4.6 billion and $3.6 billion, respectively, financed with $3.0 billion and $2.7 billion of debt, respectively. At September 30, 2019, we own 71% of our healthcare segment and 94% of our hospitality segment.

Colony Credit
As part of Colony Credit's strategic plan, in the third quarter of 2019, Colony Credit bifurcated its assets into a core portfolio and a legacy, non-strategic portfolio, which will allow Colony Credit to focus on the divestment of its legacy, non-strategic portfolio and to redeploy into and grow its core portfolio. In conjunction with its focus on its core portfolio, Colony Credit meaningfully reduced the book value of its legacy, non-strategic assets to better reflect its market value and reset its annualized dividend from $1.74 per share to $1.20 per share. As a result of the meaningful reduction to Colony Credit's book value, in November 2019, the Company amended its management agreement with Colony Credit to reduce the fee base to reflect Colony Credit's reduced book value, which will result in a decrease in management fees to the Company effective in the beginning of the fourth quarter of 2019.
Additionally, in November 2019, the Company delivered a non-binding letter to the independent directors of Colony Credit, seeking to explore with Colony Credit the possible internalization of its management and a transfer of the Company’s credit investment management business to Colony Credit to (i) further the Company's strategic repositioning to simplify and establish the Company as the leading platform for digital real estate and infrastructure and (ii) position Colony Credit to become a leading independent real estate credit REIT with a clearly defined strategy positioned for greater growth. There can be no assurance that the Company and Colony Credit will reach an agreement with respect to an internalization of Colony Credit or any of the other matters described in the letter, that the nature or terms of an internalization of Colony Credit or any such others matters will not differ from the description in the letter, or that an internalization of Colony Credit or any such other matters will be completed. If an agreement is reached between the Company and Colony Credit on an internalization of Colony Credit and a transfer of the Company's credit investment management business to Colony Credit, this may result in a decline in the fair value of the Company's investment management reporting unit, which may result in further impairment of goodwill in the future.
Developments in 2019
During the nine months ended September 30, 2019 and through November 6, 2019, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•
In April 2019, acquired the private equity platform of the Abraaj Group in Latin America, which has been renamed Colony Latam Partners and manages approximately $574 million of AUM, for $5.5 million. Colony Latam Partners will continue to be headed by its existing senior management team.

•
In June 2019, classified our industrial segment and related management platform as held for sale and discontinued operations. In September 2019, entered into definitive agreements for the sale of our light industrial portfolio and the related management platform for an aggregate gross sales price of approximately $5.7 billion, which is expected to generate a significant gain, and is expected to close in the fourth quarter of 2019, subject to customary closing conditions. This agreement now excludes our bulk industrial portfolio for which we are in the process of negotiating a sale separately with another third party.

•
In the first nine months of 2019, the industrial segment acquired 90 buildings and five parcels of land for $1.5 billion, financed through $952 million of new debt, with its existing $400 million revolver replaced with a $600 million revolver. In terms of fundraising, raised an additional $142 million of capital in our open-end light industrial fund in the first quarter of 2019, bringing total third party capital raised to date in our light industrial platform to $1.66 billion. Additionally, raised $70 million of capital in our bulk industrial joint venture formed in February 2019.

•
In July 2019, acquired DBH for $329 million in a combination of cash and OP units as part of our strategic evolution to become the leading platform for digital infrastructure and real estate, adding $14 billion of AUM. This acquisition follows the May 2019 final closing of the Digital Colony fund.

•
In July 2019, formed a strategic joint venture with California Resources Corporation (NYSE: CRC) through our energy investment management arm, Alpine Energy, LLC ("Alpine," formerly Colony HB2 Energy, LLC), to which Alpine has committed to fund $320 million for development of CRC’s flagship Elk Hills field. In August 2019, Equity Group Investments became a strategic joint venture partner of Alpine.

•
In July 2019, closed on our fifth global real estate credit fund (second as a public company), with total capital commitments of approximately $428 million (inclusive of our capital commitment of $121 million, which may be reduced to no less than 5% of total commitments from future third party commitments).

•
In September 2019, NRE sold all of its outstanding common stock for $17.01 per share and we received proceeds of approximately $96 million for our investment in NRE, recording a gain of $12 million, included in equity method earnings. The sale resulted in the termination of the NRE management agreement, for which the Company received the remaining $65 million of the $70 million lump sum incentive and termination fee.
Financing and Capital Transactions

•	Repurchased 652,311 shares of our class A common stock for $3.2 million under our stock repurchase program.

•
In April 2019, amended certain terms of our Credit Agreement, including a reduction of aggregate revolving commitments from $1 billion to $750 million and modification of a financial covenant and borrowing base formula.

•
Refinanced $2.21 billion of debt principal in our healthcare segment that was scheduled to mature in 2019 and extended their maturities to 2024 (including extension options). Our completed refinancings included $1.725 billion of mortgage debt, which was paid in full with proceeds from a new $1.515 billion secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by our equity partners in the healthcare portfolio.

•	Refinanced an aggregate $116 million of debt principal in our hospitality portfolio, extending their maturities to 2024 (including extension options).
Other

•
Recorded an impairment charge in June 2019 of $228 million to write down our 36.4% interest in Colony Credit to the closing price of Colony Credit's common stock at June 28, 2019, as part of equity method loss.

•
Remeasured our 50% interest in Digital Colony Manager upon closing of the DBH acquisition and recorded a gain of $51 million, representing 50% of the fair value of the Digital Colony fund management contract.

•
Entered into a series of transactions effectively terminating the $2 billion notional interest rate swap assumed through the Merger for $365 million in total, of which $224 million was paid in the third quarter of 2019, with remaining settlement fixed at $141 million expected to be paid in December 2019.

•	Recognized carried interest from our industrial open-end fund of $35 million, of which 50% is allocated to senior management, investment professionals and certain other employees as compensation.

•
Recorded impairment of $387 million in September 2019 on the investment management goodwill, driven primarily by loss of future fee income that is expected to result from the pending sale of its industrial business and the amendment of Colony Credit's management agreement to reduce the fee base to reflect Colony Credit's reduced book value.

Results of Operations
The following table summarizes our results of operations by segment.
Results of operations associated with our industrial business are presented as discontinued operations for all current and prior periods presented (see Note 15 to the consolidated financial statements). Those results include (i) the entire industrial segment, and (ii) portions of the investment management segment associated with the industrial business, including fees and carried interest from the industrial open-end fund and related compensation expense.

(in thousands)	Total Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Healthcare	$136,091	$147,907	$(112,554)	$(15,051)	$(82,763)	$(12,197)
Industrial	—	—	38,981	6,296	10,263	1,001
Hospitality	218,378	224,384	(34,365)	(66,620)	(28,359)	(62,900)
CLNC	—	—	7,979	(19,480)	7,277	(18,328)
Other Equity and Debt	151,137	182,288	(5,160)	88,053	(16,992)	57,715
Investment Management	144,203	41,987	(316,302)	20,041	(287,833)	19,145
Amounts not allocated to segments	2,686	2,161	(144,421)	(30,653)	(129,409)	(27,226)
	$652,495	$598,727	$(565,842)	$(17,414)	$(527,816)	$(42,790)
Nine Months Ended September 30,
Healthcare	$427,761	$445,921	$(201,280)	$(47,665)	$(148,841)	$(36,913)
Industrial	—	—	60,472	17,285	13,556	3,089
Hospitality	642,073	649,539	(63,947)	(71,735)	(54,670)	(67,183)
CLNC	—	—	(254,420)	(17,721)	(239,337)	(16,670)
Other Equity and Debt	465,891	578,392	54,399	218,235	1,089	138,157
Investment Management	228,010	131,103	(289,516)	(115,202)	(262,934)	(108,445)
Amounts not allocated to segments	10,258	5,857	(386,351)	(70,677)	(353,407)	(61,565)
	$1,773,993	$1,810,812	$(1,080,643)	$(87,480)	$(1,044,544)	$(149,530)
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment and the industrial business that is held for sale.
All assets and liabilities of the industrial business are classified as held for sale for all current and periods presented (see Note 7 to the consolidated financial statements).

(In thousands)	Healthcare	Hospitality	CLNC	Other Equity and Debt	Investment Management	Amounts Not Allocated to Segments	Total	Industrial Held For Sale
September 30, 2019
Real estate, net	$4,497,753	$3,593,772	$—	$1,630,895	$—	$—	$9,722,420	$4,240,742
Loans receivable, net	53,677	—	—	1,400,522	—	—	1,454,199	—
Equity and debt investments	—	—	731,306	1,400,684	155,389	3,742	2,291,121	48,478
Debt, net	2,913,811	2,623,383	—	2,094,893	184,200	849,821	8,666,108	2,131,497
December 31, 2018
Real estate, net	$4,995,298	$3,668,824	$—	$2,161,888	$—	$—	$10,826,010	$2,793,004
Loans receivable, net	48,330	—	—	1,597,214	13,673	—	1,659,217	—
Equity and debt investments	—	—	1,037,754	1,307,369	180,882	3,742	2,529,747	13,422
Debt, net	3,213,992	2,603,599	—	2,309,347	—	848,434	8,975,372	1,064,585

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$462,155	$494,945	$(32,790)
Interest income	40,237	59,883	(19,646)
Fee income	111,854	32,915	78,939
Other income	38,249	10,984	27,265
Total revenues	652,495	598,727	53,768
Expenses
Property operating expense	274,351	286,386	(12,035)
Interest expense	130,034	134,245	(4,211)
Investment and servicing expense	13,096	11,076	2,020
Transaction costs	100	228	(128)
Placement fees	64	5,184	(5,120)
Depreciation and amortization	159,005	111,807	47,198
Provision for loan loss	17,233	7,825	9,408
Impairment loss	564,899	75,723	489,176
Compensation expense—cash and equity-based	87,043	44,469	42,574
Compensation expense—carried interest and incentive fee	10,846	1,535	9,311
Administrative expenses	22,013	22,421	(408)
Total expenses	1,278,684	700,899	577,785
Other income (loss)
Gain on sale of real estate	8,224	33,016	(24,792)
Other gain (loss), net	(44,562)	29,677	(28,798)
Equity method earnings	46,777	5,031	41,746
Equity method earnings (losses)—carried interest	(474)	3,837	(4,311)
Loss before income taxes	(616,224)	(30,611)	(585,613)
Income tax benefit (expense)	(9,968)	1,955	(11,923)
Loss from continuing operations	(626,192)	(28,656)	(597,536)
Income from discontinued operations	60,350	11,242	49,108
Net loss	(565,842)	(17,414)	(548,428)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	364	865	(501)
Investment entities	15,170	28,914	(13,744)
Operating Company	(53,560)	(4,403)	(49,157)
Net loss attributable to Colony Capital, Inc.	(527,816)	(42,790)	(485,026)
Preferred stock dividends	27,137	27,185	(48)
Net loss attributable to common stockholders	$(554,953)	$(69,975)	(484,978)

Property Operating Income and Property Operating Expenses

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Property operating income:
Healthcare	$135,017	$146,462	$(11,445)
Hospitality	218,265	224,327	(6,062)
Other Equity and Debt	108,873	124,156	(15,283)
	$462,155	$494,945	(32,790)
Property operating expenses:
Healthcare	$66,042	$66,298	$(256)
Hospitality	141,235	146,440	(5,205)
Other Equity and Debt	67,074	73,648	(6,574)
	$274,351	$286,386	(12,035)
Healthcare—Property operating income decreased $11.4 million comparing the three months ended September 30, 2019 and 2018 due primarily to a reversal of uncollected straight-line rent receivables, as the leases are expected to be restructured for lower rents in the near term. There was also a reversal of uncollected current rent receivables on our net lease properties and medical office buildings, with rents related to those leases recognized on a cash basis beginning the third quarter of 2019. Additionally, property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense in 2019 under the new lease accounting standard. These decreases were partially offset by an increase in resident fee income in our senior housing operating portfolio from higher rents in the third quarter of 2019, although such increase in income did not fully absorb the corresponding increase in resident service costs, primarily labor costs, due to increased competition.
There was a minimal decrease in property operating expenses of $0.3 million comparing the three months ended September 30, 2019 and 2018 as the effect of netting tenant reimbursements in 2019 was largely offset by higher resident service costs, as noted above.
Hospitality—Property operating income and expense decreased $6.1 million and $5.2 million, respectively, comparing the three months ended September 30, 2019 and 2018, driven by the sale of nine hotels in 2019. On a same store basis, however, there was a marginal increase in property operating income of approximately $1.0 million and a marginal decrease in property operating expenses of $0.5 million. The increase in income can be attributed to higher ancillary income such as parking and cancellation fees, largely offset by the effect of weaker corporate demand and new supply in certain markets. Notwithstanding higher labor costs, the decrease in expenses was driven by the reversal of a property tax liability.
Other Equity and Debt—Property operating income and expenses decreased $15.3 million and $6.6 million, respectively, for the three months ended September 30, 2019 compared to the same period in 2018. The decreases were driven by continuing sales of our non-core properties, primarily in our THL Hotel Portfolio and European portfolio, and contribution of real estate to Colony Credit on January 31, 2018. These decreases were partially offset by property operating income and expenses from a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $19.6 million for the three months ended September 30, 2019 compared to the same period in 2018. The decrease can be attributed to continuing repayments, payoffs and sales of our loan and securities portfolio, which more than offset additional loan fundings subsequent to the third quarter of 2018.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Institutional funds and other investment vehicles	$26,612	$10,805	$15,807
Public companies (Colony Credit, NRE)	79,633	15,708	63,925
Non-traded REITs	4,994	6,143	(1,149)
Other	615	259	356
	$111,854	$32,915	78,939

Fee income increased $78.9 million during the three months ended September 30, 2019 compared to the same period in 2018, resulting from:

•
net increase of $15.8 million in fees from institutional funds and investment vehicles, driven by $16.6 million of fees from DBH and Colony Latam funds, which were acquired in July 2019 and April, 2019, respectively, partially offset by decreases in fees from liquidating funds;

•
termination payment of $64.6 million from NRE, inclusive of $21.5 million of incentive fees for fiscal year 2019 through termination, received upon the sale of NRE and concurrent termination of our management agreement on September 30, 2019, net of lower management fees for the third quarter of 2019 prior to the sale compared to the same period in 2018; and

•	$0.4 million increase in other fees related to asset management and advisory services in 2019;
partially offset by:

•	$0.4 million decrease in fees from Colony Credit due to a lower stockholders' equity fee basis; and

•	approximately $1.0 million decrease in fee income from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its NAV fee basis effective December 2018.
Other Income
Other income was $27.3 million higher at $38.2 million in the three months ended September 30, 2019 compared to the same period in 2018. In the third quarter of 2019, there were higher amounts grossed up in other income and compensation expense related to the acceleration of NRE equity awards and other cash compensation paid by NRE to employees upon the sale of NRE totaling approximately $25.0 million. Other increases included hotel management fee income from our acquisition of a distressed hotel manager in July 2019 that is managing a portfolio of hotels that we are in the process of acquiring through bankruptcy proceedings.
Interest Expense

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Investment-level financing:
Healthcare	$46,029	$47,620	$(1,591)
Hospitality	40,641	41,646	(1,005)
Other Equity and Debt	27,428	31,306	(3,878)
Investment management debt	1,585	—	1,585
Corporate-level debt	14,351	13,673	678
	$130,034	$134,245	(4,211)
There was a net decrease in interest expense of $4.2 million during the three months ended September 30, 2019 compared to the same period in 2018, attributed to the following:
Healthcare—Interest expense was approximately $1.6 million lower as the prior year period included recognition of interest expense from debt discount that has since been written off in June 2019 in connection with our $1.7 billion debt refinancing. The resulting decrease in interest expense was partially offset primarily by interest expense recognized from deferred financing costs related to the June 2019 debt refinancing and prepayment penalty incurred from early repayment of debt upon sale of underlying collateral in September 2019.
Hospitality—Interest expense was $1.0 million lower as the prior year period included additional interest expense from the amortization of certain debt discount. The discount was written off in connection with debt refinancing in 2019. This decrease was partially offset by higher interest expense on additional debt obtained in connection with the refinancing, and amortization of deferred financing costs related to the new debt.
Other Equity and Debt—Interest expense decreased $3.9 million, driven primarily by debt payoffs from continued sales and resolutions of our non-core investments, partially offset by new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Investment Management Debt—This represents interest expense on the borrowing on our corporate credit facility to partially finance the DBH acquisition in July 2019.
Corporate-level Debt—Interest expense increased as a result of a higher average outstanding balance on our corporate credit facility in the third quarter of 2019.

Investment and Servicing Expense
There was a $2.0 million net increase in investment and servicing costs for the three months ended September 30, 2019 compared to the same period in 2018. The increase was driven mainly by costs incurred in connection with our European investments and settlement of an employee litigation claim in our THL Hotel Portfolio, partially offset by lower management fees following the termination of a third party healthcare operator in October 2018 and lower bad debt expense.
Placement Fees
Immaterial placement fees were incurred in the three months ended September 30, 2019 in connection with our new global credit fund that had its first closing in July 2019, while $5.2 million was incurred in the three months ended September 30, 2018 related to fundraising for our co-investment vehicle in AccorInvest, a multinational European hospitality group.
Depreciation and Amortization
The net increase of $47.2 million in depreciation and amortization for the three months ended September 30, 2019 compared to the same period in 2018 can be attributed mainly to: (i) accelerated amortization of the NRE management contract beginning in December 2018 through closing of the NRE sale in September 2019, (i) acquisition of a portfolio of office and industrial buildings in France in November 2018, and (iii) amortization of management contracts, customer relationships and trade name acquired from DBH in July 2019. These increases were partially offset by non-core properties sold or transferred to held for sale.
Provision for Loan Losses

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Non-PCI loans	$17,228	$214	$17,014
PCI loans	5	7,611	(7,606)
Total provision for loan losses	$17,233	$7,825	9,408
Provision for loan losses in the three months ended September 30, 2019 related to two non-PCI loans due to increased uncertainty over our ability to realize our investment due to a prolonged and complicated foreclosure process. We increased the loan loss provision during the third quarter of 2019 on a subordinated mezzanine position secured by an underperforming regional mall to fully reserve our cost basis due to uncertainty that the collateral value would be sufficient to satisfy any portion of our loan. We also increased the loan loss provision on a land development loan to reflect a lower estimated fair value of the collateral. In the three months ended September 30, 2018, provision for loan loss can be attributed mainly to a decline in collateral value and write-downs upon sale of two portfolios within the PCI loan category.
Of the total provision for loan losses, $4.6 million and $5.3 million in the three months ended September 30, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Impairment Loss

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Healthcare	$92,885	$(274)	$93,159
Hospitality	31,555	61,865	(30,310)
Other Equity and Debt	53,459	7,132	46,327
Investment Management	387,000	7,000	380,000
	$564,899	$75,723	489,176
Healthcare—A senior housing portfolio and a net lease property were impaired in the three months ended September 30, 2019 as a result of a shortfall in the undiscounted future net cash flows expected to be generated by these properties using a shorter holding period assumption in comparison to their carrying values, and written-down based upon offer prices received by the Company. These properties have not met all the criteria to be classified as held for sale as of September 30, 2019. Impairment in the three months ended September 30, 2018 included a $0.2 million write-down on properties sold and a $0.5 million reversal of impairment upon settlement of hurricane-related loss from 2017.
Hospitality—In the three months ended September 30, 2019, impairment was recorded based upon shortened hold periods on two hotels in Pennsylvania and unfavorable operating performance on a hotel in Houston.

The above charges were netted by a $2.2 million reversal of impairment based upon final net proceeds from sale of six hotels in August 2019. These hotels along with other hotels sold in 2019 were initially impaired in the third quarter of 2018 when we adopted a sales strategy.
Other Equity and Debt—Impairment was $46.3 million higher at $53.5 million in the third quarter of 2019 compared to the third quarter of 2018. The increase was driven by impairments based upon revised expected sales prices in the current market, primarily on a real estate portfolio in the United Kingdom due to uncertainties of Brexit, and multi-tenant office properties in the United States.
Investment Management—In the third quarter of 2019, $387.0 million of impairment was taken on the investment management goodwill, driven primarily by loss of future fee income that is expected to result from the pending sale of its industrial business and the amendment of Colony Credit's management agreement to reduce the fee base to reflect Colony Credit's reduced book value.
Impairment of $7.0 million was recorded on the NorthStar Healthcare management contract intangible in the third quarter of 2018 based upon updated NAV.
Of the $564.9 million and $75.7 million of total impairment for the three months ended September 30, 2019 and 2018, $45.2 million and $4.9 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The table below provides the components of compensation expense:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$49,763	$33,973	$15,790
Equity-based compensation	9,425	7,579	1,846
Incentive and carried interest compensation	10,846	1,535	9,311
	70,034	43,087	26,947
Compensation grossed up in income and expense
NRE related cash compensation	3,576	—	3,576
Equity-based compensation—NRE and CLNC awards	24,279	2,917	21,362
	27,855	2,917	24,938
Total compensation expense	$97,889	$46,004	51,885
Compensation expense in the three months ended September 30, 2019 included incremental compensation related to NRE, specifically:

•
$26.1 million of gross up of compensation costs included in other income and compensation expense in the third quarter of 2019, attributed to the acceleration of NRE equity awards held by certain employees upon the sale of NRE and other cash compensation for termination and retention benefits paid by NRE to certain employees of the Company at closing;

•	severance payments upon the sale of NRE of $11.4 million; and

•
$10.8 million of incentive compensation, representing 50% of incentive income from NRE, which was realized upon termination of our management contract concurrent with the sale of NRE, that was allocated to senior management, investment professionals and certain employees.

Excluding these incremental costs related to the NRE sale, compensation expense increased $4.7 million comparing the three months ended September 30, 2019 and 2018, which can be attributed primarily to additional compensation following our acquisitions of the Colony Latam platform in April 2019, DBH and a distressed hotel manager in July 2019, partially offset by cost savings from a decrease in headcount resulting from the Company's corporate restructuring undertaken beginning November 2018.
Administrative Expense
Administrative expense was $22.0 million in the three months ended September 30, 2019, a $0.4 million decrease from the same period in 2018, attributable to our ongoing cost reduction initiatives, largely offset by additional expenses in connection with businesses acquired in 2019.

Gain on Sale of Real Estate

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Healthcare	$833	$—	$833
Other Equity and Debt	7,391	33,016	(25,625)
	$8,224	$33,016	(24,792)
Gain on sale in both three months ended September 30, 2019 and 2018 relate primarily to our European properties.
Gain on sale of $5.2 million and $4.3 million in the three months ended September 30, 2019 and 2018, respectively, were attributed to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Colony Credit	$7,979	$(19,480)	$27,459
Other Equity and Debt	35,587	24,517	11,070
Investment Management (including ($474) and $3,837 of carried interest, respectively)	2,737	3,831	(1,094)
	$46,303	$8,868	37,435
Colony Credit—For the three months ended September 30, 2019, we recorded our share of net income of approximately $8.0 million compared to a net loss of $19.5 million in the three months ended September 30, 2018. The net loss in 2018 resulted from loan loss provision and real estate impairments recorded by Colony Credit. In the third quarter of 2019, our share of loan loss provision and impairment charges recorded by Colony Credit was not recognized as equity method losses but applied to reduce the basis difference between the carrying value of our investment in Colony Credit and our proportionate share of Colony Credit's book value (see Note 5 to the consolidated financial statements).
Other Equity and Debt—Equity method earnings increased $11.1 million comparing the three months ended September 30, 2019 and 2018, resulting primarily from $12.4 million gain from the sale of NRE, income from new ADC loan originations and additional fundings, all of which were partially offset by loss of earnings from repayments of our preferred equity investments and sales of investments, and impairment of an equity method investment in a land development project
Investment Management—Equity method income was $1.1 million lower comparing the three months ended September 30, 2019 and 2018. This was because the prior year period included additional income from a subsequently sold investment, unrealized carried interest allocation and management fees from the Digital Colony Manager joint venture prior to its consolidation in July 2019, all of which were partially offset by impairment charges on an investment.
Other Gain (Loss), Net
We recognized a net loss of $44.6 million in the three months ended September 30, 2019 compared to a net gain of $29.7 million in the same period in 2018.
This loss resulted primarily from a $91.5 million loss in the three months ended September 30, 2019 compared to a $27.8 million gain in the same period in 2018 on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing risk on certain NRF mortgage debt. $1.2 billion of the $2.0 billion notional amount on the swap was settled in the third quarter of 2019. In October 2019, the Company terminated the remaining position for a net settlement of $141.2 million that is expected to be paid in December 2019.
This loss was partially offset by a $51.4 million gain from remeasurement of our 50% interest in Digital Colony Manager upon closing of the DBH acquisition (see Note 2 to the consolidated financial statements).
Income Tax Benefit (Expense)
We recorded an income tax expense of $10.0 million compared to an income tax benefit of $2.0 million in the three months ended September 30, 2019 and 2018, respectively. The third quarter of 2019 included additional income tax expense arising primarily from a gain recognized on the remeasurement of our preexisting interest in Digital Colony Manager upon the acquisition of DBH.

Income from Discontinued Operations

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$97,188	$73,036	$24,152
Fee income	3,400	2,140	1,260
Interest and other income	1,454	866	588
Revenues from discontinued operations	102,042	76,042	26,000
Expenses
Property operating expense	26,051	21,409	4,642
Interest expense	21,130	10,872	10,258
Investment and servicing expense	54	41	13
Depreciation and amortization	12,342	33,503	(21,161)
Impairment loss	—	774	(774)
Compensation expense—cash and equity-based	3,914	2,257	1,657
Compensation expense—carried interest	17,796	1,933	15,863
Administrative expenses	960	857	103
Expenses from discontinued operations	82,247	71,646	10,601
Other income (loss)
Gain from sale of real estate	4,675	2,104	2,571
Other loss, net	(12)	—	(12)
Equity method earnings, including carried interest	35,765	4,930	30,835
Income from discontinued operations before income taxes	60,223	11,430	48,793
Income tax benefit (expense)	127	(188)	315
Income from discontinued operations	$60,350	$11,242	49,108
Discontinued operations in the third quarters of 2019 and 2018 represent the results of operations of the industrial segment and the associated management platform, and include property operations, fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, and related compensation expense.
Income from discontinued operations of our industrial business increased $49.1 million comparing the three months ended September 30, 2019 and 2018, attributed primarily to the following:

•
Property operating income and expense were $24.2 million and $4.6 million higher, respectively, resulting from continued growth of our industrial portfolio as acquisitions outpaced dispositions, including the acquisition of a $1.1 billion portfolio of 50 properties in February 2019. At September 30, 2019 and September 30, 2018, our industrial portfolio consisted of 456 and 406 buildings, respectively, with a net addition of 50 buildings and 12.7 million rentable square feet.

•
Additionally, depreciation and amortization expense decreased $21.2 million as real estate depreciation ceased beginning July 2019 upon classification of the industrial business as held for sale and the third quarter of 2019 included only amortization of lease intangibles.

•
The positive property operating results were partially offset by an increase in interest expense of $10.3 million as we obtained $952 million of additional debt to fund new acquisitions in the first nine months of 2019, along with additional drawdowns from our industrial revolver, which capacity was expanded from $400 million to $600 million. As a result, we also incurred higher deferred financing costs and higher unused fees on the revolver. These increases, however, were partially offset by higher capitalization of interest on development projects in 2019.

•
Cash and equity-based compensation was also higher, driven by compensatory arrangements with employees of the industrial segment in order to retain their employment through completion of the sale of the industrial business.

•
In connection with managing third party capital in our sponsored open-end industrial fund, fee income, calculated based on net asset value of the fund, was $1.3 million higher as a result of additional capital raised and appreciation in value of our industrial properties. In the third quarter of 2019, there was a significant increase of $30.8 million in carried interest recognized compared to the third quarter of 2018, included in equity method earnings, due to a significant increase in the net asset value of the fund that reflects the expected sales proceeds pursuant to definitive sale agreements for the industrial business. Correspondingly, carried interest compensation increased $15.9 million, which also included the effects of an adjustment to the employee sharing percentage approved by the compensation committee in 2019.
Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$1,409,841	$1,500,991	$(91,150)
Interest income	121,362	167,326	(45,964)
Fee income	178,315	106,733	71,582
Other income	64,475	35,762	28,713
Total revenues	1,773,993	1,810,812	(36,819)
Expenses
Property operating expense	824,333	871,536	(47,203)
Interest expense	406,661	415,397	(8,736)
Investment and servicing expense	51,562	55,546	(3,984)
Transaction costs	2,922	3,585	(663)
Placement fees	373	6,477	(6,104)
Depreciation and amortization	379,739	331,981	47,758
Provision for loan loss	35,847	27,133	8,714
Impairment loss	675,216	298,781	376,435
Compensation expense—cash and equity-based	160,990	144,085	16,905
Compensation expense—carried interest and incentive fee	13,264	1,535	11,729
Administrative expenses	64,544	69,390	(4,846)
Total expenses	2,615,451	2,225,446	390,005
Other income (loss)
Gain on sale of real estate	43,754	91,869	(48,115)
Other gain (loss), net	(183,137)	133,731	(316,868)
Equity method earnings (losses)	(178,448)	34,338	(212,786)
Equity method earnings—carried interest	6,258	3,837	2,421
Loss before income taxes	(1,153,031)	(150,859)	(1,002,172)
Income tax benefit (expense)	(13,751)	35,279	(49,030)
Loss from continuing operations	(1,166,782)	(115,580)	(1,051,202)
Income from discontinued operations	86,139	28,100	58,039
Net loss	(1,080,643)	(87,480)	(993,163)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,317	2,042	275
Investment entities	51,744	74,517	(22,773)
Operating Company	(90,160)	(14,509)	(75,651)
Net loss attributable to Colony Capital, Inc.	(1,044,544)	(149,530)	(895,014)
Preferred stock redemption	—	(3,995)	3,995
Preferred stock dividends	81,412	89,960	(8,548)
Net loss attributable to common stockholders	$(1,125,956)	$(235,495)	(890,461)

Property Operating Income and Property Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Property operating income:
Healthcare	$424,570	$441,438	$(16,868)
Hospitality	641,836	648,845	(7,009)
Other Equity and Debt	343,435	410,708	(67,273)
	$1,409,841	$1,500,991	(91,150)
Property operating expenses:
Healthcare	$194,268	$203,247	$(8,979)
Hospitality	422,271	425,856	(3,585)
Other Equity and Debt	207,794	242,433	(34,639)
	$824,333	$871,536	(47,203)
Healthcare—Property operating income decreased $16.9 million comparing the nine months ended September 30, 2019 and 2018. This was driven by a reversal of uncollected straight-line rent receivables, as the leases are expected to be restructured for lower rents in the near term. There was also a reversal of uncollected current rent receivables on our net lease properties and medical office buildings, with rents related to those leases recognized on a cash basis beginning the third quarter of 2019. In 2019, property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense under the new lease accounting standard. Additionally, the prior year period included a non-recurring termination fee from an early lease termination in our medical office building portfolio. These decreases were partially offset by a reduction to lease revenue following the disposition of a net lease portfolio with above market leases in the third quarter of 2019. There was also an increase in resident fee income in our senior housing operating portfolio from higher rents in 2019, although such increase in income did not fully absorb the corresponding increase in resident service costs, primarily labor costs, due to increased competition.
Property operating expenses decreased $9.0 million comparing the nine months ended September 30, 2019 and 2018. This is due largely to the recording of bad debts as a direct reduction of revenue beginning 2019 and the effect of no longer grossing up property taxes and insurance under the new lease accounting standard. Additionally, lower property management fees were incurred in 2019 following the termination of a third party management contract in October 2018. These decreases were partially offset by higher legal and marketing costs, and higher resident service costs as noted above, in 2019.
Hospitality—Property operating income and expense decreased $7.0 million and $3.6 million, respectively, comparing the nine months ended September 30, 2019 and 2018, driven by the sale of nine hotels in 2019. On a same store basis, however, there were marginal increases of $1.1 million in property operating income and $1.6 million in property operating expenses. The increase in property operating income can be attributed to higher ancillary income such as parking and cancellation fees, largely offset by weaker corporate demand and new supply in certain markets. The increase in property operating expenses was due primarily to higher labor costs and ground lease expense, partially offset by the reversal of a property tax liability.
Other Equity and Debt—Property operating income and expenses decreased $67.3 million and $34.6 million, respectively, comparing the nine months ended September 30, 2019 and 2018. The decreases were driven by continued sales of our non-core properties, primarily in our THL Hotel Portfolio and European portfolio, and contribution of real estate to Colony Credit on January 31, 2018. These decreases were partially offset by property operating income and expenses from a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $46.0 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease can be attributed to our contribution of $1.3 billion of loans to Colony Credit on January 31, 2018, sale and deconsolidation of our securitization trusts in the second quarter of 2018, and continuing repayments, payoffs and sales of our loan and securities portfolio. These decreases more than offset additional loan fundings subsequent to the third quarter of 2018.

Fee Income
Fee income is earned from the following sources:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Institutional funds and other investment vehicles	$50,283	$38,169	$12,114
Public companies (Colony Credit, NRE)	109,777	44,099	65,678
Non-traded REITs	15,089	23,846	(8,757)
Other	3,166	619	2,547
	$178,315	$106,733	71,582
Fee income increased $71.6 million for the nine months ended September 30, 2019 compared to the same period in 2018, resulting from:

•
net increase of $12.1 million in fees from institutional funds and similar investment vehicles, driven by $18.5 million of fees from legacy DBH investment vehicles and Colony Latam funds, which were acquired in July and April, 2019, respectively, and higher fees from our first sponsored global credit fund and Accorinvest fund, partially offset by decreases in fees from liquidating funds;

•
termination payment of $64.6 million from NRE, inclusive of $21.5 million of incentive fees for fiscal year 2019 through termination, received upon the sale of NRE and concurrent termination of our management agreement on September 30, 2019, net of lower management fees in 2019 prior to sale compared to 2018; and

•	$2.5 million increase in other fees related to asset management and advisory services in 2019;
partially offset by:

•
approximately $4.0 million decrease in fee income from Colony Credit, which replaced fees from non-traded REITs, NorthStar I and NorthStar II beginning February 1, 2018 due to a) acquisition and disposition fees from NorthStar I and NorthStar II in 2018 prior to the closing of the Combination as such fees are excluded from the Colony Credit fee structure, and b) lower fee basis in 2019 due to a decrease in Colony Credit's stockholders' equity; and

•	approximately $2.9 million decrease in fee income from NorthStar Healthcare following a decrease in its NAV fee basis effective December 2018.
Other Income
Other income increased $28.7 million to $64.5 million in the nine months ended September 30, 2019 compared to the same period in 2018. There were higher amounts grossed up in other income and compensation expense related to acceleration of NRE equity awards and other cash compensation paid by NRE to employees upon the sale of NRE in September 2019 totaling $25.1 million. In 2019, there were also higher cost reimbursement income in relation to investment due diligence activities and from Digital Colony Manager prior to our acquisition of the remaining interest in the joint venture in July 2019, dividend income from our interest in a mutual fund beginning in 2019, and hotel management fee income from our acquisition of a distressed hotel manager in July 2019. These increases were partially offset by a decrease in collateral management fees from N-Star CDOs, insurance recoveries in 2018 for business interruptions due to hurricanes that affected our THL Hotel Portfolio, and lower recovery income from our loan portfolios which continue to resolve over time.

Interest Expense

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Investment-level financing:
Healthcare	$150,691	$143,740	$6,951
Hospitality	124,297	112,501	11,796
Other Equity and Debt	88,497	118,062	(29,565)
Investment management debt	1,585	—	1,585
Corporate-level debt	41,591	41,094	497
	$406,661	$415,397	(8,736)
The $8.7 million net decrease in interest expense for the nine months ended September 30, 2019 compared to the same period in 2018 can be attributed to the following:
Healthcare—Interest expense was approximately $7.0 million higher, driven primarily by the effects of the $1.7 billion debt refinancing in June 2019, including additional interest expense recognized from, among others, deferred financing costs and prepayment penalties incurred from early repayment of debt upon sale of the underlying collateral in September 2019. Additionally, interest expense was generally higher in 2019 compared to 2018 on our variable rate debt due to higher average LIBOR.
Hospitality—Interest expense increased $11.8 million, resulting from additional debt obtained in connection with debt refinancing, the impact of higher LIBOR on variable rate debt, and higher deferred financing costs expensed as a result of the refinancing. The prior year period had included recognition of interest expense from certain debt discount that was written off in connection with debt refinancing in 2019, which partially offset the increase.
Other Equity and Debt—Interest expense decreased $29.6 million, driven by: (i) debt payoffs from continued sales and resolutions of our non-core investments, (ii) sale and deconsolidation of our securitization trusts in the second quarter of 2018, and (iii) contribution of certain assets along with their underlying debt to Colony Credit on January 31, 2018. These decreases were partially offset by an increase in interest expense from new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Investment Management Debt—This represents interest expense on the borrowing on our corporate credit facility to partially finance the DBH acquisition in July 2019.
Corporate-level Debt—Interest expense increased in the first nine months of 2019 resulting from the effect of a higher LIBOR on our junior subordinated debt, largely offset by a lower average outstanding balance on our corporate credit facility.
Investment and Servicing Expense
There was a $4.0 million net decrease in investment and servicing costs comparing the nine months ended September 30, 2019 and 2018. The decrease can be attributed mainly to lower write-offs of receivables related to retail companies, lower management fee expense in our hotel portfolio and also in our healthcare portfolio following the termination of a third party healthcare operator in October 2018, and lower bad debt expense. These decreases were partially offset by higher expenses incurred in 2019 related to our European investments, refinancing of our healthcare debt, unconsummated deals, and settlement of an employee litigation claim in our THL Hotel Portfolio.
Transaction Costs
Transaction costs of $2.9 million in the nine months ended September 30, 2019 related to our acquisitions of DBH, the Latin American investment management business of The Abraaj Group, a hotel manager and a hotel portfolio in France through a joint venture. Transaction costs of $3.6 million in the nine months ended September 30, 2018 related mainly to an investment in Spain.
Placement Fees
Immaterial placement fees were incurred in connection with our open-end industrial fund and our new global credit fund in the nine months ended September 30, 2019, while $6.5 million was incurred in the nine months ended September 30, 2018 related to fundraising for our co-investment vehicle in AccorInvest.

Depreciation and Amortization
There was a net increase of $47.8 million in depreciation and amortization comparing the nine months ended September 30, 2019 and 2018, which can be attributed mainly to: (i) accelerated amortization of the NRE management contract beginning in December 2018 through closing of the NRE sale in September 2019, (ii) acquisition of a portfolio of office and industrial buildings in France in November 2018, and (iii) amortization of management contracts, customer relationships and trade name acquired from DBH in July 2019. These increases were mostly offset by non-core properties sold or transferred to held for sale and a decrease in amortization of the NorthStar trade name upon write-off in June 2019.
Provision for Loan Losses

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Non-PCI loans	$30,035	$7,950	$22,085
PCI loans	5,812	19,183	(13,371)
Total provision for loan losses	$35,847	$27,133	8,714
Provision for loan losses in the nine months ended September 30, 2019 related to two non-PCI loans due to increased uncertainty over our ability to realize our investment due to a prolonged and complicated foreclosure process. A subordinated mezzanine position secured by an underperforming regional mall was fully reserved during the nine months ended September 30, 2019 due to uncertainty that the collateral value would be sufficient to satisfy any portion of our loan. We also increased the loan loss provision on a land development loan to reflect a lower estimated fair value of the collateral. In the nine months ended September 30, 2018, provision for loan losses was driven by write-downs on certain securitized loans prior to the sale of our interest in the securitization trust that resulted in a deconsolidation of the trust in June 2018 and a loan in maturity default as it relates to non-PCI loans, and sales of PCI loans.
Of the total provision for loan losses, $10.7 million and $15.2 million in the nine months ended September 30, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Impairment Loss

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Healthcare	$144,209	$5,488	$138,721
Hospitality	35,825	61,865	(26,040)
Other Equity and Debt	107,533	23,687	83,846
Investment Management	387,000	207,741	179,259
Unallocated	649	—	649
	$675,216	$298,781	376,435
Healthcare—Impairment in the nine months ended September 30, 2019 arose from (i) a shortfall in the undiscounted future net cash flows expected to be generated by these properties using a shorter holding period assumption in comparison to their carrying values, and written down based upon offer prices received by the Company, with such properties not having met all the criteria to be classified as held for sale as of September 30, 2019; (ii) a negotiated purchase option exercised by a tenant on three hospitals; and (iii) offers received on certain net lease properties. In the nine months ended September 30, 2018, impairment was recorded based upon sales prices and on properties with hurricane-related damage from 2017.
Hospitality—In the nine months ended September 30, 2019, impairment was recorded based upon shortened hold periods on two hotels in Pennsylvania and unfavorable operating performance on a hotel in Houston. Additional impairment net of $2.3 million reversal was also recorded in 2019 based upon final net proceeds from certain hotel sales. The hotels sold in 2019 were initially impaired in the third quarter of 2018 when we adopted a sales strategy.
Other Equity and Debt—Impairment was $83.8 million higher at $107.5 million in the nine months ended September 30, 2019 compared to the same period last year. The increase resulted from additional impairments based upon final sales and revised expected sales prices in the current market, primarily on our real estate portfolios in the United Kingdom and Italy, and multi-tenant office properties in the United States.
Investment Management—In the third quarter of 2019, $387.0 million impairment was taken on the investment management goodwill, driven primarily by loss of future fee income that is expected to result from the pending sale of its industrial business and the amendment of Colony Credit's management agreement to reduce the fee base to reflect Colony Credit's reduced book value.
Impairment in the nine months ended September 30, 2018 was related predominantly to the write-off of (i) NorthStar I and NorthStar II management contract intangibles totaling $139.0 million as these contracts were terminated upon closing of the Combination on January 31, 2018; (ii) NorthStar/RXR NY Metro management contract intangible of approximately $1.4 million upon the termination of its offering period effective March 31, 2018; (iii) write-off of the NorthStar trade name of $59.5 million; and (iv) $7.0 million impairment of the NorthStar Healthcare management contract intangible based upon updated NAV.
Unallocated—Impairment was recorded on an office operating lease asset in the second quarter of 2019.
Of the $675.2 million and $298.8 million of total impairment in the nine months ended September 30, 2019 and 2018, respectively, $96.5 million and $18.3 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The following table provides the components of compensation expense.

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$103,849	$108,178	$(4,329)
Equity-based compensation	22,916	28,008	(5,092)
Incentive and carried interest compensation	13,264	1,535	11,729
	140,029	137,721	2,308
Compensation grossed up in income and expense
NRE related cash compensation	3,576	—	3,576
Equity-based compensation—NRE and CLNC awards	30,649	7,899	22,750
	34,225	7,899	26,326
Total compensation expense	$174,254	$145,620	28,634
Compensation expense in the nine months ended September 30, 2019 included incremental compensation related to NRE, specifically:

•
$26.1 million of gross up of compensation costs included in other income and compensation expense in the third quarter of 2019, attributed to the acceleration of NRE equity awards held by certain employees upon the sale of NRE and other cash compensation for termination and retention benefits paid by NRE to certain employees of the Company at closing;

•	severance payments of $11.4 million upon the sale of NRE; and

•
$10.8 million of incentive compensation, representing 50% of incentive income from NRE, which was realized upon termination of our management contract concurrent with the sale of NRE, that was allocated to senior management, investment professionals and certain employees.

On the other hand, the nine months ended September 30, 2018 included (i) $13.0 million of incremental compensation related to the Merger, of which $9.5 million was severance costs and $3.3 million was equity-based compensation in connection with awards granted to certain NSAM executives that vested one year from closing of the Merger; and (ii) $1.9 million of severance costs related to contribution of our broker-dealer business to a joint venture.
Excluding the above items, compensation costs decreased $3.7 million comparing the nine months ended September 30, 2019 and 2018 driven by cost savings resulting from a decrease in headcount following the Company's corporate restructuring beginning in November 2018, which more than offset additional compensation expense following our acquisitions of the Colony Latam platform in April 2019, DBH and a distressed hotel manager in July 2019.
Administrative Expenses
Administrative expenses were $64.5 million for the nine months ended September 30, 2019, a $4.8 million decrease from the same period in 2018, attributable to our ongoing cost reduction initiatives, partially offset by additional expenses in connection with businesses acquired in 2019.

Gain on Sale of Real Estate

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Healthcare	$833	$—	$833
Hospitality	279	—	279
Other Equity and Debt	42,642	91,869	(49,227)
	$43,754	$91,869	(48,115)
Healthcare—A gain of $0.8 million was recorded based upon final proceeds from the sale in September 2019 of a net lease portfolio that had been previously impaired.
Hospitality—Gain on sale in 2019 pertained to proceeds received on a parcel of land in Virginia subject to eminent domain and based upon final proceeds from the sale of a hotel in Georgia that had been previously impaired.
Other Equity and Debt—Sales of our European properties resulted in higher gains in the prior year period, while the current year period also included gains from the sale of our U.S. multi-tenant offices that had been previously impaired.
Gain on sale of $39.9 million and $34.7 million in the nine months ended September 30, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Colony Credit	$(254,420)	$(17,721)	$(236,699)
Other Equity and Debt	85,952	59,501	26,451
Investment Management (including $6,258 and $3,837 of carried interest, respectively)	(3,722)	(3,605)	(117)
	$(172,190)	$38,175	(210,365)
Colony Credit—In June 2019, we wrote down our investment in Colony Credit by $227.9 million given the prolonged period of time the carrying value of our investment in Colony Credit has exceeded its market value. The impairment was measured as the excess of carrying value over fair value of our investment based on Colony Credit's closing stock price on June 28, 2019, the last trading day of the second quarter. For the nine months ended September 30, 2019 and 2018, we also recorded our share of net loss of $26.5 million and $17.7 million, respectively.
Other Equity and Debt—Equity method earnings increased $26.5 million comparing the nine months ended September 30, 2019 and 2018, driven by $12.4 million gain from the sale of NRE, income new ADC loan originations and additional fundings, gains from sale of underlying real estate by an investee and sales of investments that were incurring losses or were impaired in the prior year period. These increases were partially offset by repayments of our preferred equity investments, sales of investments and write-down of an investment based upon recoverable value of its underlying real estate.
Investment Management—Equity method losses in both periods were driven by impairment charges, partially offset by unrealized carried interest allocation from our sponsored and/or co-sponsored investment vehicles and management fees from the Digital Colony Manager joint venture prior to its consolidation in July 2019.
Other Gain (Loss), Net
We recognized a loss of $183.1 million in the nine months ended September 30, 2019 compared to a gain of $133.7 million in the same period in 2018, resulting primarily from the following items:

•
$237.6 million loss in the nine months ended September 30, 2019 compared to $108.8 million gain in the same period in 2018 on a non-designated interest rate swap assumed through the Merger which was intended to hedge future refinancing risk on certain NRF mortgage debt. $1.2 billion of the $2.0 billion notional amount on the swap was settled in the third quarter of 2019. In October 2019, the Company terminated the remaining position for a net settlement of $141.2 million that is expected to be paid in December 2019;

•	Various non-recurring gains recorded in the nine months ended September 30, 2018, including:

•
$9.9 million gain in connection with the Combination, which represents the excess of fair value over carrying value of the Company's equity interest in the CLNY Investment Entities, retained through the Company’s interest in Colony Credit; and

•	$10.9 million gain from deconsolidation of N-Star CDOs.
The above items which had an unfavorable impact to the first nine months of 2019 compared to 2018 were partially offset by a $51.4 million gain from remeasurement of our 50% interest in Digital Colony Manager upon closing of the DBH acquisition (see Note 2 to the consolidated financial statements).
Income Tax Benefit (Expense)
We recorded income tax expense of $13.8 million and income tax benefit of $35.3 million in the nine months ended September 30, 2019 and 2018, respectively. The income tax expense in 2019 arose primarily from a gain recognized on the remeasurement of our preexisting interest in Digital Colony Manager upon the acquisition of DBH. In contrast, the income tax benefit in 2018 resulted primarily from write-off of deferred tax liabilities in connection with management contract write-offs for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination and for NorthStar RXR/NY Metro upon termination of its offering period.
Income from Discontinued Operations

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$270,161	$213,544	$56,617
Fee income	8,849	5,088	3,761
Interest and other income	3,822	2,774	1,048
Revenues from discontinued operations	282,832	221,406	61,426
Expenses
Property operating expense	74,058	63,862	10,196
Interest expense	55,482	31,918	23,564
Investment and servicing expense	592	304	288
Depreciation and amortization	97,147	95,930	1,217
Impairment loss	—	948	(948)
Compensation expense—cash and equity-based	10,253	7,284	2,969
Compensation expense—carried interest	18,136	3,852	14,284
Administrative expenses	3,976	3,248	728
Expenses from discontinued operations	259,644	207,346	52,298
Other income (loss)
Gain from sale of real estate	28,070	4,397	23,673
Other loss, net	(69)	—	(69)
Equity method earnings, including carried interest	35,121	9,763	25,358
Income from discontinued operations before income taxes	86,310	28,220	58,090
Income tax expense	(171)	(120)	(51)
Income from discontinued operations	$86,139	$28,100	58,039
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
Income from discontinued operations increased $58.0 million comparing the nine months ended September 30, 2019 and 2018, attributed primarily to the following:

•
Property operating income and expense were $56.6 million and $10.2 million higher, respectively, resulting from continued growth in our industrial portfolio as acquisitions outpaced dispositions, in particular, the acquisition of a

$1.1 billion portfolio of 50 properties in February 2019. At September 30, 2019 and September 30, 2018, our industrial portfolio consisted of 456 and 406 buildings, respectively, with a net addition of 50 buildings and 12.7 million rentable square feet.

•
There was a minimal increase in depreciation and amortization expense of $1.2 million as additional expense resulting from continued growth in the portfolio was mostly offset by a cessation of real estate depreciation beginning the third quarter of 2019 upon classification of the industrial business as held for sale.

•
The positive property operating results were partially offset by an increase in interest expense of $23.6 million as we obtained $952 million of additional debt to fund new acquisitions in the first nine months of 2019, along with additional drawdowns from our industrial revolver, which capacity was expanded from $400 million to $600 million. As a result, we also incurred higher deferred financing costs and higher unused fees on the revolver. These increases, however, were partially offset by higher capitalization of interest on development projects in 2019.

•
Cash and equity-based compensation was also higher, driven by compensatory arrangements with employees of the industrial segment in order to retain their employment through completion of the sale of the industrial business.

•
In connection with managing third party capital in our sponsored open-end industrial fund, fee income, calculated based on net asset value of the fund, was $3.8 million higher as a result of additional capital raised and appreciation in value of our industrial properties. Additionally, there was a significant increase of $25.4 million in carried interest recognized between the nine months ended September 30, 2018 and 2019 included in equity method earnings due to a significant increase in the net asset value of the fund that reflects the expected sales proceeds pursuant to definitive sale agreements for the industrial business. Correspondingly, carried interest compensation increased $14.3 million, which also included the effects of an adjustment to the employee sharing percentage approved by the compensation committee in 2019.

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
At September 30, 2019, our interest in our healthcare segment was 71%.
Portfolio Overview
Our healthcare portfolio is located across 32 states domestically and 14% of our portfolio (based upon NOI) is in the United Kingdom.
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	September 30, 2019	December 31, 2018
Real estate
Held for investment	$4,497,753	$4,995,298
Held for sale	159,498	—
Debt	2,913,811	3,213,992

The following table presents selected operating metrics of our healthcare segment:

	Number of Properties(2)	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
September 30, 2019
Senior housing—operating	83	6,388 units	85.3%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.6
Net lease—senior housing	81	4,231 units	80.5%	11.0
Net lease—skilled nursing facilities	89	10,601 beds	82.5%	5.7
Net lease—hospitals	12	872 beds	58.3%	9.4
Total	371
December 31, 2018
Senior housing—operating	83	6,388 units	86.8%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	81	4,231 units	82.1%	11.7
Net lease—skilled nursing facilities	98	11,829 beds	82.4%	5.9
Net lease—hospitals	12	872 beds	58.1%	9.7
Total	380
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

(2)	Data as of December 31, 2018 has been revised to reflect number of properties (previously number of buildings) to conform to current period presentation.
Revenue mix of our healthcare portfolio weighted by net operating income ("NOI") for the twelve months ended June 30, 2019 (as our operators report on a quarter lag) was as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	61%
Medicaid	30%
Medicare	9%
Total	100%
__________

(1)	Excludes two operating partners who do not track or report payor source data.
Dispositions
At September 30, 2019, real estate properties with aggregate carrying value of $159.5 million were held for sale, comprising a portfolio of net lease senior housing with 292 units that is financed with $31.1 million of debt and three hospitals that are unencumbered.
In the third quarter of 2019, we sold a portfolio of skilled nursing facilities under net leases totaling 1,228 beds for gross proceeds of $102.0 million and paid off $58.7 million of associated debt in our effort to monetize non-core assets.
Financing
At September 30, 2019, our healthcare portfolio was financed by $2.95 billion of outstanding debt principal, of which $0.4 billion was fixed and $2.55 billion was variable rate debt, bearing a combined weighted average interest rate of 5.48%.
Through October 2019, we refinanced an aggregate of $2.21 billion of debt principal, which collectively addressed all material near term healthcare real estate loan maturities, extending their maturities through 2024 (including extension options). Previous default due to debt and/or lease coverage ratios on two of the refinanced debt have been cured.
Our completed refinancings during 2019 included $1.725 billion of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio, which was paid in full with proceeds from a new secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by our equity partners in the portfolio. The new $1.515 billion interest-only debt consists of $1.025 billion first mortgage debt and $490 million mezzanine debt, has an initial two year term with three one-year extension options and carries a blended interest rate of one-month LIBOR plus 3.33%. The underlying collateral for the new debt includes 158 U.S. healthcare properties or 189 buildings consisting of medical office buildings, senior housing properties, skilled nursing facilities and hospitals, but excludes certain assets that were collateral for the previous debt.
Performance
Results of operations of our healthcare segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$136,091	$147,907	$427,761	$445,921
Net loss attributable to Colony Capital, Inc.	(82,763)	(12,197)	(148,841)	(36,913)
Net Operating Income
NOI generated by our healthcare segment, in total and by portfolio, was as follows. NOI is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$136,091	$147,907	$427,761	$445,921
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	1,235	(5,140)	(8,809)	(11,039)
Other income	—	—	(36)	—
Property operating expenses (1)	(66,042)	(66,298)	(194,268)	(203,247)
NOI—Healthcare	$71,284	$76,469	$224,648	$231,635
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Senior housing—operating	$15,612	$16,464	$(852)	(5.2)%	$49,415	$50,706	$(1,291)	(2.5)%
Medical office buildings	12,923	13,386	(463)	(3.5)%	38,828	43,655	(4,827)	(11.1)%
Net lease—senior housing	14,103	15,294	(1,191)	(7.8)%	44,772	45,316	(544)	(1.2)%
Net lease—skilled nursing facilities	25,477	26,257	(780)	(3.0)%	78,116	77,161	955	1.2%
Net lease—hospitals	3,169	5,068	(1,899)	(37.5)%	13,517	14,797	(1,280)	(8.7)%
NOI—Healthcare	$71,284	$76,469	(5,185)	(6.8)%	$224,648	$231,635	(6,987)	(3.0)%
For the three months ended September 30, 2019 compared to the same period in 2018, NOI was lower by $5.2 million or 6.8%, largely due to a reversal of uncollected current rent receivables on our net lease properties and medical office buildings, with rents related to those leases recognized on a cash basis beginning the third quarter of 2019. Additionally, NOI on our senior housing operating portfolio decreased as a result of increased costs, primarily labor costs, without offsetting revenue absorption due to increased competition.
Comparing the nine months ended September 30, 2019 and 2018, NOI was lower by $7.0 million or 3.0%, largely due to a non-recurring termination fee received from an early lease termination in our medical office building portfolio in 2018. We also incurred higher bad debt expense and higher property level legal and marketing costs in 2019, partially offset by lower property management fees following the termination of a third party management contract in October 2018. Additionally, NOI on our senior housing operating portfolio was affected by higher labor costs, without offsetting revenue absorption due to increased competition.
Industrial
In September 2019, we entered into definitive agreements for the sale of our light industrial portfolio and the related management platform for an aggregate gross sales price of approximately $5.7 billion, which is expected to generate a significant gain, and is expected to close in the fourth quarter of 2019, subject to customary closing conditions. This agreement now excludes our bulk industrial portfolio for which we are in the process of negotiating a sale separately with another third party. However, no assurances can be made that these sales can be completed within the time frame contemplated, or on the terms anticipated, or at all.

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
Capitalization
Light Industrial—At September 30, 2019, we owned 33.6% of our light industrial platform based upon net asset value through our capital contributions totaling $749.2 million. Our ownership interest decreased from 35.3% at December 31, 2018 as we continued to expand our light industrial platform through third party capital, with $141.7 million of additional capital closed in the first quarter of 2019, bringing total third party capital to $1.66 billion at September 30, 2019. Additional fundraising is currently on hold in contemplation of the sale of the industrial business.
Bulk Industrial—We own 51% of our bulk industrial portfolio through a capital contribution of $72.5 million, with the remaining $70.0 million of capital contributed by a third-party institutional investor for a 49% interest in a newly formed joint venture.
Portfolio Overview
Our industrial portfolio is well-diversified with 57.4 million square feet of light industrial and 4.2 million square feet of bulk industrial, aggregating to over 1,000 tenants across 27 major U.S. markets, with significant concentrations (based upon NOI) in Atlanta (12%) and Dallas (12%).
The following table presents key balance sheet data of our industrial segment, which are classified as held for sale:

(In thousands)	September 30, 2019	December 31, 2018
Real estate	$4,240,742	$2,793,004
Debt	2,131,497	1,064,585
We present and discuss below certain key metrics related to our industrial portfolio:

	September 30, 2019				December 31, 2018
	Number of Buildings (1)	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)	Number of Buildings	Rentable Square Feet (in thousands)	Leased %	Average Remaining Lease Term (Years)
Light industrial	450	57,403	90.9%	3.9	400	48,526	94.5%	3.8
Bulk industrial	6	4,183	67.4%	11.5	—	—	—	—
Total	456	61,586	89.3%	4.3	400	48,526	94.5%	3.8
_________

(1)	Includes five buildings for which development was completed in 2019.

•
At September 30, 2019, as it relates to our total portfolio, 78.0% of our tenants (based upon leased square feet) were international and national companies, with the top ten tenants making up 8.1% of our portfolio based upon annualized base rent.

•
Leased percentage for our light industrial portfolio declined from 94.5% at December 31, 2018 to 90.9% at September 30, 2019, driven largely by vacancy in new acquisitions. The market for light industrial space continues to experience capacity constraints and is driving rental rate growth and strong tenant demand, with initial rental rates on new and renewed leases commencing in 2019 (excluding leases less than 12 months) experiencing a 9.1% growth compared to prior ending rents (on a cash basis).

•	At September 30, 2019, no more than 14.9% of existing leases by square footage in our total portfolio was scheduled to expire in any single year over the next ten years.

•	Acquisitions and dispositions in 2019 are summarized below.

	Number of Buildings	Rentable Square Feet (in thousands)	Weighted Average Leased % At Acquisition	Purchase Price (1) (in thousands)	Gross Sales Price (in thousands)	Realized Gain (in thousands)
Acquisitions
Light industrial	84	10,325	75%	$1,135,157	NA	NA
Bulk industrial	6	4,183	67%	373,182	NA	NA
	90	14,508		$1,508,339
Dispositions
Light industrial	39	2,494	NA	NA	$142,172	$28,070
_________

(1)	Purchase price reflects capitalized transaction costs. Acquisitions include five land parcels totaling $20.8 million for co-development with operating partners.

•
A significant value-add portfolio of 50 buildings was acquired in February 2019 at a purchase price of approximately $1.1 billion. The portfolio is located across 10 markets, totaling approximately 11.1 million square feet and averaged 73.4% leased at the time of purchase. Forty-four buildings are light industrial, while the remaining six buildings are bulk industrial. We acquired three additional light industrial buildings within the same portfolio in the third quarter of 2019 totaling 519,100 square feet for $78.7 million (excluding transaction costs) upon completion of construction, with the acquisition of another light industrial building pending completion of construction in the fourth quarter of 2019.

In June 2019, we acquired a portfolio of 30 fully leased light industrial buildings in New Jersey, including two land parcels, for $192.0 million (excluding transaction costs), totaling 1.3 million square feet.

•
As of September 30, 2019, we have funded $5.4 million with remaining unfunded purchase commitment of $58.4 million for the acquisition of three light industrial buildings which are under construction, aggregating 0.8 million square feet.

Financing
At September 30, 2019, we have outstanding debt at total carrying value of $2.1 billion, bearing a weighted average interest rate of 3.72%, with a weighted average remaining maturity of 7.6 years.
In connection with our light industrial portfolio acquisition in February 2019, we obtained a $500 million floating rate, five-year term loan, of which $300 million is fixed through the use of interest rate swaps. We replaced our existing $400 million revolver with a $600 million revolver having a four-year initial term. The combined financing is unsecured, supported by an unencumbered asset pool within the light industrial portfolio and is non-recourse to the Company. We also closed on a $235 million first mortgage debt secured by the bulk industrial portfolio.
Additionally, in June 2019, we obtained a $100 million fixed rate loan to finance the acquisition of our 30 building light industrial portfolio in New Jersey, and in July 2019, we obtained another $112 million fixed rate loan to finance an acquisition and pay down our revolver.
All outstanding debt financing our light industrial assets is expected to be assumed by the buyer or extinguished concurrent with closing of the sale of our light industrial business.
Performance
Results of operations of our industrial segment, presented as part of discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$98,642	$73,902	$273,983	$215,132
Net income attributable to Colony Capital, Inc.	10,263	1,001	13,556	3,089

Same Store Property Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2019	2018	Change	2019	2018	Change
Industrial: (1)
Same store property operating income	$61,447	$60,136	2.2%	$183,816	$182,783	0.6%
Same store property operating expenses	17,240	17,444	(1.2)%	52,591	53,447	(1.6)%
__________

(1)
The same store portfolio is defined once a year at the beginning of the current calendar year and includes buildings that were owned and stabilized throughout the entirety of both the current and prior years. Stabilized properties are properties held for more than one year or that are greater than 90% leased. Properties acquired or disposed after the same store portfolio is determined are excluded. Our same store portfolio consisted of 311 buildings for both the quarter-to-date and year-to-date periods ended September 30, 2019 and 2018.

On a same store basis, there was a marginal increase in property operating income and a marginal decrease in property operating expenses comparing both the three and nine months ended September 30, 2019 and 2018.
Average same store occupancy decreased in both the quarter-to-date period (from 94.8% to 94.4% in the three months ended September 30, 2018 and 2019, respectively) and year-to-date period (from 95.0% to 94.4% in the nine months ended September 30, 2018 and 2019, respectively), largely reflecting natural tenant turnover in a stabilized portfolio, which generally averages approximately 93.6% occupancy.
The comparison of property operating income and expense was affected by adoption of the new lease accounting standard in 2019, pursuant to which property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense.
The increase in income can be attributed to higher base rents, which offset both the slightly lower average occupancy rate, and the netting of property taxes and insurance in 2019. In comparing both the three and nine months ended September 30, 2019 to the same periods in 2018, excluding the netting of property taxes and insurance in 2018, property operating expenses would have increased marginally. While 2018 included additional cost for bad debts, this cost was offset by higher expenses incurred in 2019, primarily repair and maintenance costs.
Net Operating Income
NOI generated by our industrial segment was determined as follows. NOI is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial
Total revenues	$93,628	$5,014	$98,642	$73,902
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(4,039)	(479)	(4,518)	(3,012)
Interest income	(231)	(9)	(240)	(107)
Property operating expenses	(24,990)	(1,061)	(26,051)	(21,409)
Compensation and administrative expense (1)	(1,042)	—	(1,042)	(387)
NOI—Industrial	$63,326	$3,465	$66,791	$48,987

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial
Total revenues	$262,419	$11,564	$273,983	$215,132
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(10,645)	(1,171)	(11,816)	(7,863)
Interest income	(530)	(9)	(539)	(701)
Property operating expenses	(71,351)	(2,707)	(74,058)	(62,703)
Compensation and administrative expense (1)	(2,701)	—	(2,701)	(1,166)
NOI—Industrial	$177,192	$7,677	$184,869	$142,699
__________

(1)	Compensation and administrative costs of employees engaged in property management and operations are included in compensation and administrative expenses.
The increase in total NOI comparing the three months ended September 30, 2019 and 2018 of $17.8 million (or 36.3%) as well as the nine months ended September 30, 2019 and 2018 of $42.2 million (or 29.6%) reflects the continued growth of our portfolio, with net increase in total rentable square feet of 61.6 million, taking into account both acquisitions and dispositions during the period. The six buildings under the bulk portfolio were 67.4% occupied and contributed $3.5 million in NOI for the third quarter of 2019 and $7.7 million in NOI for the nine months ended September 30, 2019. In the light portfolio, although average occupancy decreased (from 92.0% to 90.2% in the three month periods and from 92.8% to 90.9% in the nine month periods) due mainly to vacancy in newly acquired value-add properties, the overall increase in revenues from new acquisitions, however, more than offset corresponding increase in property operating expenses.
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
At September 30, 2019, we owned 94% of our hospitality segment.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations (based upon NOI before FF&E Reserve) in California (16.8%), Texas (9.5%) and Florida (8.4%).
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	September 30, 2019	December 31, 2018
Real estate
Held for investment	$3,593,772	$3,668,824
Held for sale	—	69,699
Debt	2,623,383	2,603,599
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at September 30, 2019 is as follows:

Brands	% by Rooms
Marriott	78%
Hilton	17%
Hyatt	4%
Intercontinental	1%
Total	100%
The following table presents selected operating metrics of our hotel portfolio:

	September 30,		Three Months Ended September 30,			Nine Months Ended September 30,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	Average Occupancy	ADR (1)	RevPAR (2)
2019
Select service	88	11,886	76.2%	$124	$95	73.0%	$126	$92
Extended stay	66	7,936	83.5%	137	114	80.2%	134	108
Full service	4	966	74.1%	159	118	74.1%	166	123
Total	158	20,788	78.8%	131	103	75.7%	131	99
2018
Select service	97	13,193	77.7%	$127	$99	73.1%	$125	$91
Extended stay	66	7,936	82.9%	136	113	78.6%	133	104
Full service	4	962	77.3%	166	128	72.5%	173	126
Total	167	22,091	79.6%	132	105	75.0%	130	98
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Dispositions
In the first three quarters of 2019, we sold nine properties in our select service hotel portfolio totaling 1,308 rooms for aggregate gross sales proceeds of $70 million in our effort to monetize non-core assets.
Financing
At September 30, 2019, our hotel portfolio was financed by $2.7 billion of predominantly variable rate debt, bearing a weighted average interest rate of 5.18%.
In February 2019, we refinanced an aggregate $115.5 million of debt principal, extending their maturities to March 2021 with three one-year extension options.
Performance
Results of operations of our hospitality segment were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$218,378	$224,384	$642,073	$649,539
Net loss attributable to Colony Capital, Inc.	(28,359)	(62,900)	(54,670)	(67,183)
Net Operating Income before Reserves for Furniture, Fixtures and Equipment ("NOI before FF&E Reserve")
NOI before FF&E Reserve for our hospitality segment, in total and by type, was as follows, and is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$218,378	$224,384	$642,073	$649,539
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	314	(6)	940	(19)
Interest income	—	—	(6)	—
Other income	(69)	—	(72)	(556)
Property operating expenses (1)	(141,235)	(146,440)	(422,271)	(425,856)
NOI before FF&E Reserve—Hospitality	$77,388	$77,938	$220,664	$223,108
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Select service	$40,143	$40,164	$(21)	(0.1)%	$120,025	$120,632	$(607)	(0.5)%
Extended stay	34,195	34,614	(419)	(1.2)%	89,765	91,081	(1,316)	(1.4)%
Full service	3,050	3,160	(110)	(3.5)%	10,874	11,395	(521)	(4.6)%
NOI before FF&E Reserve—Hospitality	$77,388	$77,938	$(550)	(0.7)%	$220,664	$223,108	$(2,444)	(1.1)%
NOI before FF&E Reserve decreased $0.6 million and $2.4 million comparing the three and nine months ended September 30, 2019 and 2018, respectively, due to the sales of nine hotels in 2019. Excluding the effect of the sales, there would have been a slight increase in NOI before FF&E Reserve in both periods. The 2019 periods benefited from higher ancillary income such as parking and cancellation fees, and reversal of a property tax liability, however, these items were largely offset by weaker corporate demand, new supply in certain markets, and higher costs, primarily labor and ground lease expense.
Colony Credit
At September 30, 2019, we have a 36.4% interest (on a fully diluted basis) in Colony Credit.
In June 2019, in connection with the preparation and review of the financial statements, we wrote down our investment in Colony Credit by $227.9 million due to the prolonged period of time the carrying value of our investment in

Colony Credit had exceeded its market value. The impairment was measured based on Colony Credit's closing stock price of $15.50 per share on June 28, 2019, the last trading day of the second quarter, recorded as part of equity method loss. For the three months ended September 30, 2019, our share of net income was $8.0 million, which excludes our share of loan loss provision and impairment charges recorded by Colony Credit that was applied to reduce the basis difference between the carrying value of our investment in Colony Credit and our proportionate share of Colony Credit's book value (see Note 5 to the consolidated financial statements). We recorded net losses of $19.5 million for the three months ended September 30, 2018, and $26.5 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively, resulting from loan loss provision and real estate impairments recorded by Colony Credit.
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
Our other equity and debt segment generated the following results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues	$151,137	$182,288	$465,891	$578,392
Net income (loss) attributable to Colony Capital, Inc.	(16,992)	57,715	1,089	138,157
Investments and debt in our other equity and debt portfolio are summarized below:

(In thousands)	September 30, 2019	December 31, 2018
Real estate
Held for investment	$1,630,895	$2,161,888
Held for sale	786,553	651,303
Equity and debt investments
NRE (sold in September 2019)	—	87,696
Limited partnership interests in our sponsored and co-sponsored funds	112,271	90,062
Other equity investments (1)	1,225,689	1,026,870
N-Star CDO bonds	59,953	64,127
CMBS of consolidated fund	2,771	32,706
Loans receivable	1,400,522	1,597,214
Debt (2)	2,094,893	2,309,347
_________

(1)	Significant investments include acquisition, development and construction loans ($516.7 million) and preferred equity investments ($139.0 million).

(2)	Includes debt carrying value of $523.7 million related to real estate held for sale.
Significant activities in our other equity and debt segment in the nine months ended September 30, 2019 were as follows:

•	Together with our sponsored credit funds, acquired a portfolio of six hotels in France and a hotel management business, with the hotel portfolio held through an equity method investee.

•	We continue to monetize other non-strategic assets, primarily our loan portfolios and our real estate in Europe, in our efforts to streamline our business and redeploy capital to more strategic areas.

•
In September 2019, NRE sold all of its outstanding common stock for $17.01 per share. This resulted in a sale of our 11% interest in NRE, totaling 5.6 million shares of NRE common stock, which generated proceeds of approximately $96.0 million and a gain of $12.4 million, included in equity method earnings.

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
DBH—In July 2019, we acquired DBH for $329 million, in a combination of cash and OP units, as part of our strategic evolution to become the leading platform for digital infrastructure and real estate. This acquisition follows the May 2019 final closing of the Digital Colony fund, co-sponsored by us and DBH.
Global Credit Fund—In July 2019, we closed on our fifth global real estate credit fund (second as a public company), a United States dollar and Euro denominated fund structure primarily focused on opportunistic credit investments in Europe, with total capital commitments of approximately $428 million or €384 million (inclusive of our capital commitment of $121 million or €109 million, which may be reduced to no less than 5% of total commitments from future third party commitments).
NRE—In September 2019, NRE sold all of its outstanding common stock to a third party. Concurrent with the sale, the NRE management agreement was terminated, resulting in a termination payment by NRE of approximately $65 million, inclusive of $21.5 million of incentive fees for fiscal year 2019 through termination. Including the 2018 incentive fees of $5 million, we received total contractual termination payment of $70 million from NRE. Fifty percent of the incentive fees received was allocated as compensation expense. The termination also resulted in an accelerated amortization of the remaining balance of the NRE management contract intangible asset of approximately $53.7 million.
Colony Credit—In November 2019, the management agreement with Colony Credit was amended and restated to reduce the fee base to reflect Colony Credit's reduced book value, which will result in a decrease in management fees to the Company effective in the beginning of the fourth quarter of 2019.
Performance
Results of operations of our Investment Management segment were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total revenues (1)	$144,203	$41,987	$228,010	$131,103
Net income (loss) attributable to Colony Capital, Inc.	(287,833)	19,145	(262,934)	(108,445)
__________

(1)
Includes cost reimbursement income from Colony Credit, NRE (prior to its sale) and retail companies of $7.3 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, and $14.0 million and $11.4 million for the nine months ended September 30, 2019 and 2018, respectively, which are recorded gross as income and expense in the results of operations.

Net loss in the nine months ended September 30, 2019 was driven by a $387 million impairment of the investment management goodwill. This loss was partially offset by a $35 million increase in carried interest from our industrial open-end fund, of which $18 million was allocated as compensation expense. Additionally, we recorded a $51 million gain from remeasurement of our preexisting interest in Digital Colony Manager upon closing of the DBH acquisition in July 2019.
Net loss in 2018 was driven by various impairment charges on intangible assets, specifically (i) write-off of $139 million on the NorthStar I and NorthStar II management contracts that were terminated upon closing of the Combination; (ii) $1.4 million on the NorthStar/RXR NY Metro management contract upon termination of its offering period and subsequent liquidation; (iii) $59.5 million on the NorthStar trade name; and (iv) $7 million on the NorthStar Healthcare management contract.
Balance sheet investments of $203.9 million in our Investment Management segment generally consist of our general partner and co-general partner interests in investment vehicles we sponsor or co-sponsor, which, as of September 30, 2019, included $62.3 million of unrealized carried interest allocation (including the open-end industrial fund that is classified as held for sale), as well as interests in other asset managers.

Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In the nine months ended September 30, 2019, we raised approximately $600 million of third party capital, driven primarily by $307 million in our global credit fund, $142 million in our open-end industrial fund, $70 million in our bulk industrial joint venture partnership and $59 million in Digital Colony, our digital real estate infrastructure vehicle.
Below is a summary of our third party AUM and FEEUM:

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Other Investment Vehicles	Digital real estate and infrastructure	Earns base management fees and service fees; potential for carried interest from Digital Colony	$13.8	$1.9	$7.1	$1.9
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	10.6	9.5	7.0	6.4
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.5	1.4	1.4
	CC Real Estate Income Fund (3)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT (sold in September 2019)	—	1.7	—	1.0
	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.5	3.5	3.0	3.1
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments:
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager) and AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles)	8.0	8.3	3.9	3.8
			$39.3	$28.4	$22.4	$17.6
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
The Company's third party FEEUM was $22.4 billion at September 30, 2019 and $17.6 billion at December 31, 2018. The $4.8 billion net increase in the first nine months of 2019 is attributable to an incremental increase of $5.2 billion FEEUM from the acquisition of DBH in July 2019 for which the Company previously co-sponsored 50% interest in a digital infrastructure vehicle. To a lesser extent, FEEUM increased from the acquisition of the Colony Latam platform in April 2019 and from fee-bearing capital raised in our light and bulk industrial platform in the first quarter of 2019 and our global credit fund in July 2019. This was partially offset by a decrease of FEEUM from the sale of NRE and continued liquidation of legacy Colony private funds.
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

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In thousands)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(554,953)	$(69,975)	$(1,125,956)	$(235,495)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(53,560)	(4,403)	(90,160)	(14,509)
Real estate depreciation and amortization	116,615	153,303	430,513	437,808
Impairment of real estate	177,900	78,595	291,122	103,057
Gain on sales of real estate	(12,928)	(38,432)	(75,250)	(104,107)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(67,498)	(46,959)	(191,477)	(117,193)
FFO attributable to common interests in Operating Company and common stockholders	$(394,424)	$72,129	$(761,208)	$69,561
__________

(1)
For the three months ended September 30, 2019 and 2018, adjustments attributable to noncontrolling interests in investment entities include $30.6 million and $46.4 million of real estate depreciation and amortization, $45.2 million and $4.9 million of impairment of real estate, offset by $8.3 million and $4.3 million of gain on sales of real estate, respectively. For the nine months ended September 30, 2019 and 2018, adjustments attributable to noncontrolling interests in investment entities include $138.8 million and $134.4 million of real estate depreciation and amortization, $95.8 million and $18.3 million of impairment of real estate, offset by $43.1 million and $35.5 million of gain on sales of real estate, respectively.

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

	Healthcare		Industrial		Hospitality (1)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2019	2018	2019	2018	2019	2018
Net income (loss)	$(112,554)	$(15,051)	$38,981	$6,296	$(34,365)	$(66,620)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	1,235	(5,140)	(4,518)	(3,012)	314	(6)
Interest income	—	—	(240)	(107)	—	—
Other income	—	—	—	—	(69)	—
Interest expense	46,029	47,620	21,130	10,872	40,641	41,646
Transaction, investment and servicing costs	1,009	1,556	54	41	1,728	1,938
Depreciation and amortization	38,998	43,697	12,342	33,503	36,133	36,503
Impairment loss	92,885	(274)	—	774	31,555	61,865
Compensation and administrative expense	2,537	1,696	3,832	2,727	1,658	1,579
Gain on sale of real estate	(833)	—	(4,675)	(2,104)	—	—
Other loss, net	2,544	1,122	12	—	37	178
Income tax (benefit) expense	(566)	1,030	(127)	(3)	(244)	855
NOI / NOI (before FF&E Reserve)	$71,284	$76,469	$66,791	$48,987	$77,388	$77,938

	Healthcare		Industrial		Hospitality (1)
	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In thousands)	2019	2018	2019	2018	2019	2018
Net income (loss)	$(201,280)	$(47,665)	$60,472	$17,285	$(63,947)	$(71,735)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(8,809)	(11,039)	(11,816)	(7,863)	940	(19)
Interest income	—	—	(539)	(701)	(6)	—
Other income	(36)	—	—	—	(72)	(556)
Interest expense	150,691	143,740	55,482	31,918	124,297	112,501
Transaction, investment and servicing costs	13,214	6,976	592	175	6,024	7,026
Depreciation and amortization	119,907	123,053	97,147	95,930	109,389	107,885
Impairment loss	144,209	5,488	—	948	35,825	61,865
Compensation and administrative expense	6,491	5,825	11,528	9,366	5,745	5,194
Gain on sale of real estate	(833)	—	(28,070)	(4,397)	(279)	—
Other loss, net	2,938	2,661	69	—	150	17
Income tax (benefit) expense	(1,844)	2,383	4	38	2,598	930
NOI / NOI (before FF&E Reserve)	$224,648	$231,635	$184,869	$142,699	$220,664	$223,108
__________

(1)	NOI for the hospitality segment excludes FF&E Reserve which is determined based on a percentage of revenues.
Liquidity and Capital Resources
Our financing strategy in general favors investment-specific financing principally on a non-recourse basis, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable.
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our borrowings, including interest obligation on our corporate level debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our real estate investments;

•	distributions to our stockholders;

•	acquisitions of common stock under our common stock repurchase program and potentially other corporate securities;

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT; and

•	settlement of remaining $0.8 billion of the $2.0 billion notional interest rate swap in December 2019.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.
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

Common Stock—Our board of directors declared the following dividends in 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 27, 2019	March 29, 2019	April 15, 2019	$0.11
May 7, 2019	June 28, 2019	July 15, 2019	0.11
August 6, 2019	September 30, 2019	October 15, 2019	0.11
November 6, 2019	December 31, 2019	January 15, 2020	0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding September 30, 2019 (in thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series B	8.25%	6,114	$3,153	$0.5156250
Series E	8.75%	10,000	5,469	0.5468750
Series G	7.5%	3,450	1,617	0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		57,464	$27,138
Common Stock Repurchases
During the nine months ended September 30, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million (excluding commissions), or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018. As of November 5, 2019, $246.7 million remained outstanding under the May 2018 stock repurchase program. In May 2019, the Company's board of directors authorized an extension of the stock repurchase program for an additional one year term.
Settlement of Interest Rate Swap
In connection with the Merger, we assumed a $2 billion notional interest rate swap intended to hedge against future interest rate increases on refinancing of certain healthcare mortgage debt at a break-even 10-year swap rate of 3.394%. This interest rate swap does not qualify for hedge accounting; therefore, unrealized gains (losses) resulting from fair value changes at the end of each reporting period are recognized in earnings. The swap is out of the money and is subject to margin calls if the liability is in excess of $160 million. The swap expires in December 2019 with a mandatory cash settlement at fair value (receivable to the Company if the 10-year swap rate is greater than 3.394% and a liability of the Company if the 10-year swap rate is lower than 3.394%) and can be terminated by the Company any time prior to expiration at termination value. In the third quarter of 2019, the Company settled $1.2 billion of the notional amount on the interest rate swap for $224 million and reduced its interest rate risk on the remaining notional amount through a series of reverse interest rate swaps. Subsequently, in October 2019, the Company terminated its outstanding exposure on the interest rate swap and reverse swaps for a settlement of $141 million, expected to be paid to the swap counterparty in December 2019.
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

Asset Monetization
We periodically monetize our investments through asset sales that are opportunistic in nature or to recycle capital from non-core assets. In September 2019, we entered into definitive agreements for the sale of our light industrial portfolio, including the related management platform, for an aggregate $5.7 billion. The sale is anticipated to result in net sale proceeds of approximately $1.2 billion in the fourth quarter of 2019. We may redeploy a portion of the proceeds into higher total return strategies (e.g., digital infrastructure), or use the proceeds to reduce corporate leverage or for other uses.
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
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of November 5, 2019, the borrowing base valuation was sufficient to permit borrowings of up to the full $750 million commitment, of which $566 million was available to be drawn.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement and as amended in April 2019. As of September 30, 2019, we were in compliance with the financial covenants, as amended.
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
There were no public offerings of securities in the nine months ended September 30, 2019 and in the year ended December 31, 2018.
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$234,590	$393,299
Investing activities	(937,667)	81,982
Financing activities	605,873	(1,029,265)
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
Our operating activities generated cash of $234.6 million and $393.3 million in the nine months ended September 30, 2019 and 2018, respectively. The net cash inflow in 2019 included the receipt of $64.6 million of incentive and termination fee from NRE upon termination of our management agreement concurrent with the sale of NRE, and net of a payment of $223.9 million for settlement of $1.2 billion of the $2.0 billion notional amount on the forward starting interest rate swap assumed through the Merger.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, proceeds from sale of real estate, as well as proceeds from maturity or sale of securities.
Our investing activities resulted in net cash outflows of $937.7 million while generating net cash inflows of $82.0 million in the nine months ended September 30, 2019 and 2018, respectively.
The net cash outflows in the nine months ended September 30, 2019 was driven by $1.1 billion of cash paid for real estate acquisitions, net of proceeds from real estate sales, in particular, our acquisition of a 50 building portfolio in our industrial segment for $1.1 billion in February 2019. In contrast, we had significantly less real estate investment activities in the nine months ended September 30, 2018, with net cash outflows of $163.3 million.
Net cash inflows from our equity and debt investments were lower in the first nine months of 2019 totaling $334.2 million compared to the same period in 2018 totaling $495.8 million. The 2019 period included $96.0 million of proceeds from sale of our interest in NRE. However, net cash inflows were higher in 2018, which included $132.6 million of proceeds from sale of our interests in certain third party private equity funds, a return of capital of $142.3 million from our initial investment in the digital real estate infrastructure joint venture as we raised third party capital through our Digital Colony fund, and $142.3 million of proceeds from sale of our equity interests in two securitization trusts, net of cash and restricted cash deconsolidated, all of which were partially offset by additional contributions to our equity investees, and loan disbursements and acquisitions.
Additionally, the cash inflows in 2018 were also partially offset by a contribution to Colony Credit of $141.2 million of cash and restricted cash held by the CLNY Contributed Portfolio, and for funding of $95.6 million of deposits for investment acquisitions. On the other hand, a $181.2 million cash payment in connection with the acquisition of DBH further contributed to the net cash outflows in 2019.
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
Financing activities generated net cash inflows of $605.9 million in the nine months ended September 30, 2019 compared to net cash outflows of $1.0 billion in the nine months ended September 30, 2018.
The net cash inflows in the nine months ended September 30, 2019 can be attributed to borrowings exceeding debt repayments by $750.0 million, in particular aggregate borrowings of $952.0 million in our industrial segment, primarily to fund a large portfolio acquisition in February 2019. In contrast, in the nine months ended September 30, 2018, debt repayments exceeded borrowings by $459.6 million.
Net cash outflows in the nine months ended September 30, 2018 was also driven by repurchases of 54.8 million shares of common stock and settlement of our Series D preferred stock redemption aggregating to $519.0 million, and dividend payments of $350.1 million. In the nine months ended September 30, 2019, common stock repurchase activity was significantly reduced at 0.7 million shares for $10.7 million and dividend payments were lower at $241.9 million, primarily as a result of lower per share dividends beginning in the second quarter of 2018 combined with dividend savings from common stock repurchases and preferred stock redemptions throughout 2018 and in the first quarter of 2019.
Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2018.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain equity method investments, we provide customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of September 30, 2019.
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
In particular, estimates that require significant management judgment and assumptions related to the recoverability of our investments and the impairment assessment of our investment management goodwill, which are discussed further in Notes 1 and 6 to the consolidated financial statements.
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
At September 30, 2019, we had approximately €505.6 million and £275.2 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $8.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.3 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at September 30, 2019, including notional amounts and key terms, is included in Note 10 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2019, we do not expect any counterparty to default on its obligations.
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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2019, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all of a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the nine months ended September 30, 2019, in satisfaction of redemption requests by certain OP Unit holders, we issued an aggregate of 187,995 shares of our class A common stock, of which 3,601 shares were issued to certain of our employees and 184,394 shares to an educational institution. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
In connection with the acquisition of DBH, we issued 21,478,515 OP Units in July 2019. Such OP United were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Following the expiration of certain lock-up restrictions, the OP Units are redeemable by the holder for (i) cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or (ii) at the Company's election as managing member of the Operating Company, through issuance of shares of class A common stock on a one-for-one basis. The number of OP Units issued was based upon a value of $108.3 million divided by the volume weighted average trading price of the Company's class A common stock for the 30 trading days ending five business days prior to the acquisition.
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
There were no purchases by the Company of its class A common stock in the third quarter of 2019. As of September 30, 2019, the maximum dollar value remaining under the May 2018 repurchase program was $246.7 million.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amended and Restated Colony Credit Management Agreement
On November 6, 2019, in connection with Colony Credit’s portfolio rationalization and related impairments, CLNC Manager, LLC, a subsidiary of the Company (the “Manager”), amended and restated its management agreement, dated as of January 31, 2018 (the “Management Agreement”), with Colony Credit and Credit RE Operating Company, LLC, Colony Credit’s operating company (“Credit OP”), which will result in a reduction to Colony Credit’s stockholders’ equity (the basis for the base management fee) by Colony Credit’s accumulated unrealized provisions for loan losses and real estate impairments to date. Except for the changes to the definition of Core Earnings as described below, the terms of the amended and restated Management Agreement are otherwise substantially the same as the original Management

Agreement, the terms of which are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018.
The amended and restated Management Agreement provides that Core Earnings, which is a non-GAAP measure, is defined as U.S. GAAP net income (loss) attributable to the Colony Credit’s common stockholders (or, without duplication, the owners of the common equity of Colony Credit’s direct subsidiaries, such as Credit OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with Colony Credit’s formation and an IPO, including the initial underwriting discounts and commissions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) depreciation and amortization, (vi) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (vii) one-time events pursuant to changes in U.S. GAAP and (viii) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings. For (a) unrealized provisions for loan losses and real estate impairments and (b) clauses (vii) and (viii), such exclusions shall only be applied after discussions between the Manager and Colony Credit’s independent directors and after approval by a majority of Colony Credit’s independent directors.
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
3.4
Articles Supplementary designating Colony NorthStar, Inc.’s 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.5
Articles Supplementary designating Colony NorthStar, Inc.’s 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

10.1
Employment Agreement, dated as of July 25, 2019, between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.2
Share Purchase Agreement, dated as of September 29, 2019, by and between Colony Industrial Fund JV L.P. and BREP 9 Sapphire Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2019)

10.3*	Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC
31.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Thomas J. Barrack Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mark M. Hedstrom, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
__________

*	Filed herewith.

**	The document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2019

COLONY CAPITAL, INC.

By:	/s/ Thomas J. Barrack, Jr.
Thomas J. Barrack, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark M. Hedstrom
Mark M. Hedstrom
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)