Form 10-K
period 2019-12-31
Colony Capital, Inc.
filed 2020-03-02
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, was approximately $2.41 billion. As of February 25, 2020, 486,636,319 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

COLONY CAPITAL, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K (this "Annual Report") constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the market, economic and environmental conditions in the digital and communications technology, healthcare and hospitality real estate, other commercial real estate equity and debt, and investment management sectors;

•
whether we will successfully execute our strategic transition to become a digital real estate and infrastructure focused company, and the impact of such transition on the Company's legacy portfolios and assets, including whether such transition will result in significant impairments to certain of our investments, including healthcare and hospitality assets;

•
the impact of completed or anticipated initiatives related to our strategic shift to the digital industry, including the acquisitions of Digital Bridge Holdings, LLC and an ownership interest in Data Bridge Holdings, LLC, the sale of our light industrial platform, and the formation of certain other investment management platforms, on our company's growth and earnings profile;

•
our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital industry effectively (such as Digital Bridge Holdings, LLC and Data Bridge Holdings, LLC);

•	the impact to our business operations and financial condition of realized or anticipated compensation and administrative cost reductions in connection with corporate restructuring;

•	our ability to redeploy proceeds received from the sale of our non-digital or other legacy assets within the timeframe and manner contemplated or at all;

•
our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies;

•
whether we will enter into a definitive agreement with CLNC or a third party with respect to, among other matters, an internalization of Colony Credit Real Estate, Inc. or sale of our management agreement with CLNC and whether such potential transaction will have further impact on our goodwill;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to achieve any of the anticipated benefits of certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;

•	our ability to satisfy and manage our capital requirements;

•	our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;

•	the general volatility of the securities markets in which we participate;

•	our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;

•	stability of the capital structure of our healthcare portfolio;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	our levels of leverage;

•	adverse domestic or international economic conditions and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•	actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	changes in our board of directors or management team, including Chief Executive Officer succession plans and availability of qualified personnel;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Readers of this Annual Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms "Colony Capital," the "Company," "we," "our" and "us" refer to Colony Capital, Inc. and its consolidated subsidiaries. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to Colony Capital Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Overview
We are a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies. We are headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and have over 400 employees across 21 locations in 13 countries.
We were organized on May 31, 2016 as a Maryland corporation, and were formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF"). Refer to Note 3 to the consolidated financial statements for further details on the Merger.
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2019, we owned 90.2% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
To execute this vision, the Company combined with Digital Bridge Holdings, LLC (“DBH”) in July 2019. DBH is an investment manager dedicated to digital real estate and infrastructure, managing approximately $14 billion of assets under management (“AUM”) and approximately $7 billion of fee earning equity under management (“FEEUM”) across six separately capitalized and managed portfolio companies and the $4 billion Digital Colony Partners fund (“DCP”). As part of the DBH transaction, Marc C. Ganzi, who co-founded DBH, is slated to become the Chief Executive Officer ("CEO") of the Company following a transition period and will lead the Company’s strategic repositioning in becoming the leading platform for digital infrastructure and real estate. Thomas J. Barrack, Jr., the Company's Executive Chairman and CEO, will continue in his position as Executive Chairman. Further, the combination with DBH brings its world-class team of investment professionals and management of the DBH portfolio of high performing assets under the combined Digital Colony franchise.
At December 31, 2019, the Company has approximately $49 billion of assets under management, of which $36 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet, managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a 71% interest in a portfolio of 358 healthcare properties, (c) a 94% interest in a portfolio of 157 hospitality properties, (d) a 36% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC), and (e) interests in various other equity and debt investments, including general partnership (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $19 billion of FEEUM, including $7 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments.
The Company's seven reportable segments are as follows:

•
Digital Real Estate and Investment Management ("Digital")—The Company's digital segment is composed of (i) balance sheet equity interests in digital infrastructure and real estate; and (ii) digital infrastructure and real estate investment management business. For digital investments on our balance sheet, these assets earn rental income from providing use of space and/or capacity in or on our digital assets through long-term leases, services and other agreements. In the digital investment management business, we earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

•
Healthcare—The Company's healthcare segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.

•
Industrial—In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the segment. Therefore, the industrial segment will no longer constitute a reportable segment in the future. The Company continues to own the remaining bulk industrial assets which remain held for sale. As the sale represented a strategic shift that had a major effect on the Company’s operations and financial results, the historical results of the industrial segment are presented as discontinued operations on the consolidated statements of operations (Note 16).

•
Hospitality—The Company's hospitality segment is composed of primarily extended stay and select service hotels located mainly in major metropolitan and high-demand suburban markets in the U.S., with the majority affiliated with top hotel brands such as Marriott and Hilton.

•
CLNC—This segment is composed of our 36% interest in CLNC, an externally managed commercial real estate credit REIT. CLNC is focused on originating, acquiring, financing and managing a diversified commercial real estate portfolio, consisting primarily of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CLNC was formed on January 31, 2018 through contribution of the Company's interests in certain of its investment entities, and a concurrent merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc. ("NorthStar II"), both publicly registered non-traded REITs sponsored by the Company (the "Combination"). Refer to Note 6 to the consolidated financial statements for additional details on CLNC.

•
Other Equity and Debt—This segment is composed of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Strategic investments include investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on real estate or real estate-related investments, excluding digital real estate. Non-strategic investments are composed of those investments the Company does not intend to own for the long term including commercial real estate equity and debt investments and other real estate related securities, among other holdings.

•
Other Investment Management—This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, a public non-traded healthcare REIT and interests in other investment management platforms, among other smaller investment funds. This segment also included the industrial investment management business prior to the sale of the light industrial portfolio in December 2019, and is presented as discontinued operations on the consolidated statements of operations. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.

Digital Evolution
In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which resulted in approximately $1.25 billion of net proceeds to the Company. In the immediate term, the industrial proceeds were allocated to: (i) accelerate the expansion into digital real estate and infrastructure, with the acquisition in December 2019 of a 20% controlling interest in DataBank for approximately $186 million, (ii) fund the remaining approximately $200 million commitment to DCP, and (iii) redeem $403 million of high cost preferred equity, which was settled in January 2020, to improve the Company’s capital structure.
To execute on its digital evolution, the Company continues to operate its non-digital business units to maximize cash flows and value over time.

With respect to the healthcare and hospitality segments, the Company successfully addressed all material near-term debt maturities, allowing the respective business unit leaders to focus on improving cash flows through operational management and capital expenditures. The Company does not currently anticipate significantly shortened hold periods for its healthcare and hospitality assets solely as a result of its current strategy to focus on digital real estate and infrastructure. Holding periods will depend, in part, on prevailing economic conditions and market opportunities as they arise. In the fourth quarter of 2019, the Company continued to perform its impairment assessment of healthcare and hospitality assets in accordance with its policies and in the normal course of business, and applied its best estimate at this time based upon undiscounted future net cash flows to be generated by these assets over a long-term hold.
With respect to the other equity and debt segment, the Company has a 2020 asset sale and monetization target of $300 to $500 million with the goal to ultimately monetize the entire non-digital portfolio in the other equity and debt segment. With respect to the Company's investment in CLNC, the Company will evaluate sales of its equity interest in a responsible manner, and believes the current CLNC share price represents an excessive discount to book value. In addition, the Company is pursuing a disposition of its management contract with CLNC, but there can be no assurance that the Company will consummate any transaction. Further, with respect to the other non-digital investment management business, the Company is exploring all potential opportunities to maximize value of the credit and opportunity fund investment management business, while minimizing balance sheet capital commitments, including, but not limited to, joint ventures with third party capital providers, sales and/or realignment of operational management.
As part of the Company’s ongoing transition and rotation to an investment management and operating business focused on digital real estate and infrastructure, the Company continues to pivot away from certain of its legacy investment management business. As a result, the Company revalued its other investment management business and recorded an impairment to goodwill in the fourth quarter of 2019 of $401 million. The Company had previously recorded an impairment in the third quarter of 2019 of $387 million to its other investment management goodwill, taking into consideration the loss of future fee income as a result of the sale of its industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value.
While the Company has a clear vision of becoming a leading digital real estate and infrastructure investment firm, the path to achieving its digital evolution and transition from legacy business segments continue to be subject to further refinement by the Company and its board of directors. The transformation and execution thereof may continue to evolve over time as the Company adapts and responds to changing economic and market conditions, among other factors.
Corporate Governance Update
During 2019, in connection with the cooperation agreement with Blackwells Capital, a Company stockholder, we appointed three new independent directors to the Company’s board of directors with real estate and finance experience, as well as new perspectives that they bring to the board. On February 25, 2020, Justin Metz resigned as a member of the Company’s board of directors, including as a member of its risk committee and nominating and corporate governance committee, effective as of February 25, 2020. In furtherance of the previously announced process undertaken by the nominating and corporate governance committee of the Company’s board of directors, the Company has engaged a third party consultant/executive search firm to assist the Company’s board of directors, including its nominating and corporate governance committee, in evaluating Board composition, governance and refreshment matters, with a focus on identifying potential director candidates with appropriate digital experience to join our Board as we continue to execute on our digital evolution. This process is ongoing as the nominating and corporate governance committee continues to evaluate the composition of the Board and search for new director candidates.
Investment Strategy
We plan to invest in digital infrastructure and real estate assets in which we have a competitive advantage with our experience and track record in this sector, and which possess a durable cash flow profile with compelling secular growth characteristics driven by key themes such as 5G, artificial intelligence and cloud-based applications. We believe our deep understanding of commercial real estate and digital infrastructure, together with our extensive experience running mission-critical network infrastructure for some of the world's largest and most-profitable companies, will provide us with a significant advantage in identifying and executing on attractive opportunities through various economic cycles.
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep operational and investment experience in commercial real estate and digital infrastructure, having invested in and run digital infrastructures businesses through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for our balance sheet and for the companies and funds we manage on behalf of third parties. Core strengths and principles of our investment strategy include:

•	People—Established operators, investors and thought leaders with over two decades of experience in towers, data centers, fiber and small cells

•
Best-in-class assets—Own mission-critical and hard-to-replicate network infrastructure supporting many of the largest and most-profitable companies in the world and typically with very high renewal rates and pricing; Digital Colony has already successfully constructed a portfolio of best-in-class assets within its investment management business across all components of the digital ecosystem to drive significant synergies

•	Disciplined framework

•
Four corners of asset selection—(i) market dynamics, with a focus on stable markets with catalysts for near-term digital infrastructure investment and downside protection for asset owners, (ii) asset quality, with a focus on unique, hard-to-replicate assets and assets that provide mission critical services to customers with high switching costs, (iii) contract quality, with a focus on long-term contracts with investment grade customers and build in maximum flexibility to add additional tenants, and (iv) management or platform potential, with an emphasis on buy and build strategies with initial investments used as a platform to drive growth organically and through acquisitions

•
Alpha creation—Drive outperformance through human capital decisions, direct operating experience, proprietary back-office systems, differentiated merger and acquisitions program and dynamic balance sheet management

•	Operational excellence—Emphasis on strong organic leasing growth, extensive greenfield development expertise, and the highest environmental, social and governance ("ESG") standards

•
Proprietary deal flow—Focus on compelling proprietary investment opportunities in brownfield, greenfield and new white sheet business plans and carveouts that avoid competitive auctions, facilitating lower entry multiples

•	Products—Provide flexible and creative solutions across the capital structure to digital real estate and infrastructure companies around the world

•	Prudent leverage—Structuring transactions with the appropriate amount of leverage, if any, based on the risk, duration and structure of cash flows of the underlying asset
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
Financing Strategy
Our financing strategy in general is to favor investment-specific financing principally on a non-recourse basis including securitizations, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable, and the amount of leverage we use is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the income earned on our assets and financial covenants within our credit facilities.
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
Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. The risk committee of our board of directors, in consultation with our chief risk officer, internal auditor and management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors maintains oversight of financial reporting risk matters.

Underwriting and Investment Process
In connection with executing any new investment in digital assets for our balance sheet or a managed investment vehicle, our underwriting team undertakes a comprehensive due diligence process to ensure that we understand all of the material risks involved with making such investment, in addition to related accounting, legal, financial and business issues. If the risks can be sufficiently mitigated in relation to the potential return, we will pursue the investment on behalf of our balance sheet and/or investment vehicles, subject to approval from the applicable investment committee, composed of senior executives of the Company.
Specifically, as part of our underwriting process, we evaluate and review the following data, including, but not limited to: financial data including historical and budgeted financial statements, tenant or customer quality, lease terms and structure, renewal probability, capital expenditure plans, sales pipeline, technical/energy requirements and supply, local and macroeconomic market conditions, ESG, leverage and comparable transactions, as applicable. For debt investments, we also analyze metrics such as loan-to-collateral value ratios, debt service coverage ratios, debt yields, sponsor credit ratings and performance history.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our or a particular managed investment vehicle’s portfolio of assets, as the case may be. Prior to making a final investment decision, we determine whether a target asset will cause the portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one digital real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
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
Portfolio Management
The comprehensive portfolio management process generally includes day-to-day oversight by the Company's portfolio management team, regular management meetings and quarterly asset review process. These processes are designed to enable management to evaluate and proactively identify investment-specific issues and trends on a portfolio-wide basis for both assets on our balance sheet and assets of the companies within our investment management business. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these reviews.
We use many methods to actively manage our risk to preserve our income and capital, including, but not limited to, maintaining dialogue with tenants, operators, partners and/or borrowers and performing regular inspections of our collateral and owned properties. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During a quarterly review, or more frequently as necessary, investments are monitored and identified for possible asset impairment or loan loss reserves, as applicable, based upon several factors, including missed or late contractual payments, significant declines in property operating performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we may utilize services of certain strategic partnerships and joint ventures with third parties with relevant expertise to assist our portfolio management.
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
Investment Company Act of 1940
We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the definition of investment securities under the 1940 Act, among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which relate to “private” investment companies.
We hold ourselves out as a real estate investment management firm. We do not propose to engage primarily in the business of investing, reinvesting or trading in securities. We are organized as a holding company that conducts its businesses primarily through wholly owned or majority owned subsidiaries. We are primarily engaged in owning and leasing real estate assets and managing investments for other entities that own real estate assets. The assets of certain of our subsidiaries may be deemed to consist primarily of investment securities, but we believe that many of these subsidiaries will qualify for an exception from the definition of investment company under Section 3(c)(5)(C) or Section 3(c)(6) of the 1940 Act. Section 3(c)(5)(C) provides an exception for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Section 3(c)(6) provides an exception for entities that are primarily engaged, directly or through majority owned subsidiaries, in, among other things, the business of purchasing mortgages or other real estate interests. We intend to monitor our holdings to ensure ongoing compliance with the 40% test referred to above. In addition, we believe we are not an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not and will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned and majority owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries. Continuing qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments.
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
Regulation under the Investment Advisers Act of 1940
We have subsidiaries that are registered with the Securities and Exchange Commission (the "SEC") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
U.S. Healthcare Regulation—Overview
Assisted living, memory care, independent living, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other laws, could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and fines; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under "Item 1A. Risk Factors” in this report.
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
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing legislative, administrative and judicial challenge and scrutiny, and could be amended, modified or invalidated in whole or in part at any time.
In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, US Department of Health and Human Services and its

agency that oversees much of the ACA, the Centers for Medicare and Medicaid Services (CMS) have substantially revised a number of ACA-related regulations, which have had altered financial support for health plans, enrollment operations and individuals seeking to purchase insurance. CMS also has allowed new insurance options offering less coverage to compete in the market. These changes and other market dynamics are associated with declining enrollment and increased numbers of uninsured and under-insured individuals in recent years. Further, CMS has approved waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, slowed, or subject to reduced funding, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
On December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. In December 2019, a Court of Appeals concurred, but also returned the case to the District Court for further proceedings. Appeals also are pending before the US Supreme Court. No changes are expected while the appeals are pending. Nonetheless, should this ruling be upheld in whole or in part upon appeal, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
In November 2020, the United States will hold federal elections for president and Congress. The outcome of those elections may create more uncertainty in 2021 and beyond. Many candidates for the Democratic nomination for president are proposing to further reform healthcare markets. Any changes could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
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

•
Medicare Reimbursement—Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which create a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our tenants and operators, which may in turn adversely impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies mandatory. The current presidential administration could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program as a whole that, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

◦
Skilled Nursing Conditions for Participation—On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016 and Phase 2 of the regulations implemented on November 28, 2017. Phase 3 of the regulations were to be implemented on November 28, 2019, but CMS proposed substantial changes in July 2019. Those changes have not been finalized yet. In the meantime, Phase 3 has not been implemented. Failure of our tenants and operators to comply with the new regulations could have an adverse impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

◦
Skilled Nursing—In August 2018, CMS adopted a revised methodology used to compensate skilled nursing facilities for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes took effect on October 1, 2019. A tenant or operator of a skilled nursing facility’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn may adversely impact us.

•
Medicaid Reimbursement—Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS, in part as a result of the change in leadership in the executive branch, has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. States and the federal government are also examining ways to further align Medicaid reimbursement with quality metrics and other value-based payment models that might shift risk to or place additional compliance costs on facilities. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. Additionally, in November 2019, CMS proposed new rules that would make changes to how states can structure provider taxes and supplemental payments, among other items, in their Medicaid programs. If finalized, these changes may lead states to profoundly alter how they support long-term care providers, among others, and those changes could affect the financial viability of our tenants and operators. Further, as noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.

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
Competition
As an investment manager with significant balance sheet investments, we primarily compete for capital from outside investors and in our pursuit and execution of attractive investments on behalf of our balance sheet and investment funds.
The ability to source capital from outside investors will depend on our reputation, investment track record, pricing and terms for the management of capital, and market environment for capital raising, among other factors. We compete with other investment managers focused on or active in digital real estate and infrastructure including other private equity sponsors, credit and hedge fund sponsors and REITs, who may have greater financial resources, longer track records, more established relationships and more attractive fund terms, including fees.
The ability to transact on attractive investments will depend on execution reputation, capital availability, tolerance for risk, cost of capital, number of buyers and pricing, among other factors. We face competition from a variety of institutional investors, including other REITs, investment managers of private equity, infrastructure, credit, hedge and other funds, specialty finance companies, commercial and investment banks, commercial finance and insurance companies, and other financial institutions. Some of these competitors may have greater financial resources, access to lower cost of capital and access to funding sources that may not be available to the Company. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Furthermore, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act.
Also, competition in the markets in which our properties operate from existing or newly renovated properties could adversely affect the operating performance of our properties, and thus our financial results. Competition may also require us to make capital improvements or incur additional costs that we otherwise might not choose to make, which may adversely affect the profitability of our properties.
We also face competition in the recruitment and retention of qualified and skilled personnel. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.
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

Employees
At December 31, 2019, we employed over 400 full-time employees worldwide.
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
Risks Related to Our Company
Adverse changes in general economic and political conditions can negatively affect our business, which could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic and political conditions in the United States and in international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values as well as spending and demand for digital and communications infrastructure and technology and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. Further, as we continue to build our investment portfolio in the digital real estate and infrastructure industries, we will become more dependent on demand for data center space, power and connectivity, which may be adversely affected in deteriorating global economic conditions.
In addition, political uncertainty may contribute to potential risks beyond our control, such as changes in governmental policy on a variety of matters including trade, healthcare, manufacturing, development and investment, the restructuring of trade agreements, and uncertainties associated political gridlock. Any such changes in U.S. or international political conditions in the territories and countries where we or our tenants operate could adversely affect our operating results, our business and the market price of our stock.
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
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations and investment management activities, sale proceeds from non-core investments and principal and interest payments received from legacy debt investments. However, because of distribution requirements imposed on us to qualify as a REIT which generally requires that we distribute to our stockholders 90% of our taxable income and that we pay tax on any undistributed income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we may have to rely on third party sources of capital, including public and private offerings of securities and debt financings.
Our ability to raise capital through the public and private capital markets depends on a number of factors, including many that are outside our control, such as the general economic environment, the regulatory environment, competition in the marketplace, media attention and investor investment allocation preferences. Poor performance by, or negative publicity about, our Company, our strategy, our management or our managed companies could also make it more difficult for us to raise new capital. Investors in our managed companies may decline to invest in future companies we raise, and investors may withdraw their investments in our managed companies (subject to the terms of such managed company) as a result of poor performance or negative perceptions of our Company or our leadership. In addition, third party financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
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

We may find it harder to raise capital in the REITs, private funds and other investment vehicles that we manage, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future managed investment vehicles, either of which would adversely impact our business, revenues, results of operations and cash flow.
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
We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Executive Chairman and Chief Executive Officer, Thomas J. Barrack, Jr., the Chief Executive Officer of our digital realty platform and our incoming Chief Executive Officer, Marc C. Ganzi, and our President, Darren J. Tangen, in particular, and the services of the other members of our senior management team, including Mark M. Hedstrom, Ronald M. Sanders and Neale W. Redington, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals, financial institutions, investors in certain of our investment vehicles and other members of the business community are critical to the success of our business.
In particular, the success of our pivot to a digital real estate and infrastructure focused strategy depends, to a significant extent, upon the continued services of DBH’s key personnel, including Mr. Ganzi, who is expected to become our Chief Executive Officer upon the later of such time as the investment period for Digital Colony Partners terminates and December 31, 2020, and Benjamin Jenkins, DBH’s co-founder and the Chairman of our digital realty platform. Although Mr. Ganzi and Mr. Jenkins received equity interests in us, and are subject to employment agreements and other agreements containing restrictions on engaging in activities that are deemed competitive to our business, there can be no assurances that they will continue employment with us. The loss of Mr. Ganzi, Mr. Jenkins or other DBH personnel could harm our digital real estate business and negatively impact our ability to execute our strategic pivot.
Changes to our management team have occurred in the past, changes to our management team are expected during 2020 with the anticipated appointment of Mr. Ganzi as our Chief Executive Officer and we cannot assure stockholders that further changes will not be made. We also cannot assure stockholders of the continued employment of these individuals with the Company. The loss of services of certain of our executive officers and key personnel dedicated to our digital business could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
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
There may be conflicts of interest between us and our incoming Chief Executive Officer and certain other senior DBH employees that could result in decisions that are not in the best interests of our stockholders.
Prior to our combination with DBH, Marc C. Ganzi and Benjamin Jenkins made personal investments in certain portfolio companies and/or related vehicles (collectively, the "DBH Portfolio Companies"), which DBH acquired along with a consortium of third party investors.  In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while Mr. Ganzi and Mr. Jenkins retained their respective investments in the DBH Portfolio Companies.  As a result of these personal investments and related outside business activities, Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third party investors in, major decisions and other operational matters at the DBH Portfolio Companies.  In addition, Mr. Ganzi, Mr. Jenkins and certain other DBH employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events.  As a result, Mr. Ganzi, the Chief Executive Officer of our digital realty platform and our incoming Chief Executive Officer, Mr. Jenkins, the Chairman of our digital realty platform, and certain other senior DBH employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies.  The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees, on the other hand; however, there can be no assurances that such attempts will be effective.
In connection with our acquisition from third parties of interests in DataBank in December 2019, Mr. Ganzi and Mr. Jenkins received approximately $3 million in carried interest payments.  The Company took a series of steps to mitigate the conflicts in the transaction, including, among others, receiving a fairness opinion on the Company's purchase price from a nationally recognized third party valuation firm, obtaining approval from its board of directors, entering into voting agreements with Mr. Ganzi and Mr. Jenkins which provide the Company with majority voting power over DataBank's board, and structuring the carried interest payments to Mr. Ganzi and Mr. Jenkins in OP Units (as opposed to cash) subject to multi-year lockups.
As the Company continues its strategic pivot to digital real estate and infrastructure and subject to our Code of Business Conduct and Ethics and related party transaction policies and procedures as applicable, we may continue to enter into transactions or other arrangements with the DBH Portfolio Companies in which there are actual or potential conflicts of interests between us and Mr. Ganzi, Mr. Jenkins and certain other senior employees. Despite having related party policies and procedures in place and having conflict mitigants in such transactions, such transactions may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. In addition, such transactions may result in future conflicts of interest if Mr. Ganzi's or Mr. Jenkins' continuing interests in the transaction (if any) are not aligned with the Company's.
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
We have been and may continue to be the subject of increased activity by activist stockholders. Responding to stockholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. In February 2019, we entered into a cooperation agreement with Blackwells Capital, LLC ("Blackwells Capital"), an activist investor, pursuant to which, among other things, we appointed three new independent directors to our board of directors. In November 2019, we received a notice from Blackwells Capital of its intent to nominate a slate of five individuals to stand for election to our board of directors at our 2020 annual meeting of stockholders. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners, cause us to incur increased legal, advisory and other expenses and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected. We are particularly susceptible to the adverse effects of stockholder activism as we are in the process of executing on our announced strategic pivot to digital real estate and infrastructure. Furthermore, there are circumstances in which our revolving credit facility could terminate and/or accelerate and various change of control payments could arise as a result of the conclusion of a proxy fight.
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
We have undertaken a corporate restructuring to reduce our annual compensation and administrative expenses. The impact of the corporate restructuring on our organization may not be effective, might have unintended consequences and could negatively impact our business.
In November 2018, we undertook a corporate restructuring, which has resulted in more than $55 million, or $50 million on a cash basis, annual compensation and administrative cost savings on a run rate basis. In connection with the corporate restructuring, we also incurred $33 million of restructuring charges through December 31, 2019. To the extent we continue such corporate restructuring to further our annual compensation and administrative cost savings, we may incur additional restructuring charges.
As a result of the corporate restructuring, we have and may continue to face a variety of risks and uncertainties relating to the effectiveness of such activities. Despite our planning, our corporate restructuring could have unexpected negative consequences. As part of our workforce reduction, we may experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources, which could adversely impact our ability to conduct our operations effectively. If we face costly employee or contract termination claims, our operations and prospects could be harmed. In addition, there can be no assurance that the cost reductions we have made will be successful or are the right reductions for our business going forward. There is a risk that the restructuring, cost savings initiatives and reduction in personnel will make it more difficult to conduct our business and operations.
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
In addition, the United Kingdom withdrew from the European Union effective as of January 31, 2020, and is now in a period of transition until the end of 2020. The transition period maintains existing trading arrangements, with future trading arrangements to be negotiated between the United Kingdom and the European Union during this period. Until a final agreement has been reached, an exit without a trade agreement in place, which would result in the United Kingdom losing access to free trade agreements for goods and services within the European Union and with other countries, will continue to be a risk. An exit from the European Union without an agreement in place would likely result in a significant increase in tariffs on U.K. imports and exports and delays at the U.K. border, which could have a substantial adverse impact on the availability of financing, our business and our results of operations. To the extent there is a negotiated Brexit, the implementation of any agreements reached, and the changes to current operations and processes resulting therefrom, could have an adverse impact on our operations.
There can be no assurance that the United Kingdom and the European Union will succeed in negotiating a final trade agreement within the time period contemplated or at all. Regardless of whether the United Kingdom and the European Union succeed in such negotiations, the consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, among others, regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation, shareholder activism or proxy contests. During 2018, several class action lawsuits and related derivative actions were filed against our Company and certain of our current and former executive officers and directors alleging certain violations of securities laws and omissions or misstatements regarding disclosures made in connection with our business and the Merger. While these lawsuits are not expected to have a material impact on the Company's financial results or condition, due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of class A common stock.
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
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Some of our competitors and potential competitors have significant advantages over us, particularly as we continue our transition to a digital focused investment strategy, including greater name recognition, longer or more favorable operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. For example, a significant portion of the assets that were acquired in the Merger were acquired during periods of increased competition in 2014 and 2015. To the extent we paid higher prices for such investments or originated loans on less advantageous terms to us, or are required to do so in the future, due to increased competition, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. Further, as we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past due to decreased competition for such investments or otherwise. If such events occur, we may experience lower returns on our investments.
Our assets may continue to be subject to impairment charges, which could have a material adverse effect on our results of operations.
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
In addition, we have and may continue to recognize impairments on the Company's equity method investments and goodwill. For example, given the prolonged period of time that the carrying value of our investment in CLNC had exceeded its market value, we determined that our investment in CLNC was other-than-temporarily impaired and recorded an impairment charge of $228 million as part of equity method loss in the second quarter of 2019. In addition, in connection with the November 2019 amendment to the Company's management agreement with CLNC as well as the refocusing of capital raising efforts towards growing the digital investment management business and following the Company's application of applicable impairment tests, the Company recognized impairments to its investment management goodwill of $387 million and $401 million in each of the third and fourth quarters of 2019, respectively. Further, as the Company continues to shift its strategy to focus on the digital industry, we have and may continue to determine to sell our non-digital related assets sooner than we would have otherwise done so, which may result in taking impairment charges on such assets.
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
The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could hinder our ability to maintain effective hedges and could adversely impact our business operations and financial results.
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
In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to

SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to USD-LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. The transition from USD-LIBOR to SOFR or any other replacement rate adopted is likely to cause uncertainty related to interest rate costs. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. If a published USD-LIBOR is unavailable after 2021, the interest rates for our debt instruments that are indexed to USD-LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD-LIBOR remained available.
Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR (various characteristics of SOFR make it uncertain whether it would be viewed by market participants as an appropriate alternative to USD-LIBOR for certain purposes), how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
We can provide no assurance regarding the future of LIBOR and when our current floating rate debt instruments and hedging arrangements will transition from LIBOR as a reference rate to SOFR (in the case of our floating rate debt instruments and hedging arrangements that determine the applicable interest rate or payment amount by reference to LIBOR-USD as a reference rate) or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. In addition, confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR.
Actual or threatened public health epidemics or outbreaks, such as the Coronavirus, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the Coronavirus, could have a material adverse effect on our business and results of operations.  In December 2019, a novel strain of Coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the Coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the Coronavirus and the actions taken to contain the Coronavirus or treat its impact, among others.
In particular, the actual and threatened spread of the Coronavirus globally could have a material adverse effect on the global economy and the regional economies in which we operate, could continue to negatively impact stock markets, including the trading price of our common stock, could adversely impact our ability to raise capital in our private funds, could cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, could result in our operations affected by Coronavirus and any threatened areas to be subject to quarantine situations, could cause the costs incurred by our healthcare properties to comply with quarantine and related obligations to increase without corresponding offsetting revenue and could cause a reduction in travel that would have a material adverse effect on our hospitality business.  Any of these developments, and others, could have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Securities
The market price of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
The market price of our class A common stock has been and may continue to be volatile. Our stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock pursuant to the merger agreement or otherwise due to fluctuations in the market price of our class A common stock, including changes in market price caused by factors unrelated to our operating performance or prospects. Additionally, this volatility and other factors have and may continue to induce stockholder activism, which has been increasing in publicly traded companies in recent years and to which we have and continue to be subject, and could materially disrupt our business, operations and ability to make distributions to our stockholders.
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

•
adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism, outbreaks of disease and epidemics, such as the Coronavirus, and responses to such events; and

•	sales of common stock by our Company, members of our management team or significant stockholders.
We may issue additional equity securities, which may dilute your interest in us.
In order to expand our business, we may consider offering class A common stock and securities that are convertible into our class A common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of class A common stock that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE. However, we may issue and sell shares of our class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership. In addition, we have and may continue to issue OP Units in the OP to current employees or third parties without stockholder approval. During 2019, we issued an aggregate of 22,090,587 OP Units, representing approximately 4.5% of our outstanding class A common stock, primarily in connection with our acquisition of DBH and ownership interest in an edge data center company. Subject to any applicable vesting or lock-up restrictions and pursuant to the terms and conditions of the OP agreement, a holder of OP Units may elect to redeem such OP Units for cash or, at the Company's option, shares of our class A common stock on a one-for-one basis. As a result of such OP Unit issuances and potential future issuances, your ownership will be diluted.

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
At the closing of the Merger, CCLLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (the Company's former Chief Executive Officer), each of which we refer to as a protected member, entered into a tax protection agreement with the Company and the OP (the "TPA"). The TPA provides that each protected member is indemnified on an after-tax basis for any Section 704(c) gain, calculated as provided in the TPA, as a result of a transaction occurring during the period commencing on June 3, 2016 and ending on January 10, 2022 (i.e., the fifth anniversary of the closing of the Merger) (the "Tax Protection Period") and that is considered to be a sale of the tax goodwill, going concern value or airplane owned by the OP and contributed (directly or indirectly) by such protected members, which we refer to, collectively, as the protected property, other than on transfers to the protected members or persons or entities related to the protected members. The TPA also applies to a merger or other transaction that would convert interests in the OP held by the protected members to cash or otherwise result in a taxable disposition of such interests, but does not apply to a transaction in which the equity interests of the protected members are maintained in a manner that does not trigger gain or offers the protected members the option to roll over their investment into an equity interest that is substantially equivalent (including value, profit and loss share, distribution rights and liquidity) to the equity interests exchanged in such transaction.
If our tax indemnification obligations are triggered under these agreements, we will be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. As of December 31, 2019, the OP estimates that if all of its assets subject to the TPA are sold in a taxable transaction, its indemnification obligations (based on tax rates applicable for the taxable year ended December 31, 2019 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) could be up to $121 million.
In addition, these and related obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. For example, the TPA requires that the OP maintain at least $1.05 billion of certain non-recourse liabilities during the Tax Protection Period.
The occurrence of a security breach or a deficiency in our cybersecurity has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the effectiveness of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our tenants, employees, and vendors. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A security breach or a significant and extended disruption to our systems and, in particular, systems provided by third parties, may result in compromise or corruption of, or unauthorized access to, proprietary, confidential, or personal information collected in the course of conducting our business; misappropriation of assets; disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares, significant remediation expenses; and increased cybersecurity protection and insurance costs. A security breach or disruption could also interfere with our ability to comply with financial reporting requirements, loss of competitive position, regulatory actions, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability.
These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks; upgrade and expand our technologies, systems, and processes to adequately address them; and provide periodic training for our employees to assist them in detecting phishing malware, and other schemes. This diverts time and resources from other activities. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cyber security policies, procedures capabilities to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.
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
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location. For example, while we currently have multiple business segments in a variety of asset classes and industries, we expect our portfolio over time to consist predominantly of digital real estate and infrastructure assets and investment management businesses consistent with our recently established focus on our digital and communications industries. Our lack of diversification standards, along with such strategic shift to digital assets and investments, could subject us to significant concentration risks with potentially adverse effects on our investment objectives.

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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. As of the date of this report, Mr. Barrack indirectly owns approximately 4.4% in the OP and Mr. Ganzi indirectly owns approximately 1.7% in the OP. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
Risks Related to Our Investment Management Business
Our ability to raise capital and attract investors at our current and any future managed investment vehicles is critical to their success and consequently our ability to grow our investment management business.
The fee income generated from or expected to be generated from our current and future managed investment vehicle is driven, both directly and indirectly, by the ability to raise capital at such investment vehicles, which is dependent on a number of factors, certain of which are substantially the same as those that may impact the ability to raise capital at our company. In addition, for our investment vehicles that raise capital through the retail market, the ability to raise capital has been and is expected to continue to be negatively impacted by regulatory changes, changes in market receptivity to illiquid investments with similar fee or compensation structures and regulatory scrutiny. In addition, the poor performance of, or negative media attention about, our Company, our strategy or our senior management team and any of our current or future managed companies could also make it more difficult for our managed companies to raise new capital. In the event that our current and future managed investment vehicles are not able to raise new capital, our ability to grow our investment management business will be materially adversely affected.
Poor performance of our current and future managed investment vehicles could cause a decline in our revenue, income and cash flow.
The fee arrangements we have with certain of our managed investment vehicles are based on the respective performance of such companies. As a result, poor performance or a decrease in value of assets under management of such managed companies (or any companies we may manage in the future with similar performance-based fees) would result in a reduction of our investment management and other fees, carried interest and/or other incentive fees and consequently cause our revenue, income and cash flow to decline. Further, to the extent that we have an investment in a managed investment vehicle, poor performance at such investment vehicle could cause us to suffer losses on such investments of our own capital.
Investors in our current or future managed investment vehicles may negotiate less favorable terms to us than those of investment vehicles we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with sponsoring new managed investment vehicles or securing additional capital commitments in existing investment vehicles, we will negotiate terms for such investment vehicles and commitments from investors. In addition, we have agreed and may in the future agree to re-negotiate terms in the agreements with our investment vehicles due to performance of such investment vehicles or other market conditions. The outcome of such negotiations have and could in the future result in our agreement to terms that are materially less favorable to us economically than the existing terms of our investment vehicles or vehicles advised by our competitors. In addition, we have recorded and may in the future need to record impairments in the goodwill associated with such agreement as a result of amended economic terms in such agreements. For example, in each of the third and fourth quarters of 2019, we recognized impairments to our investment management goodwill of $387 million and $401 million, respectively. See Note 7 to our consolidated financial statements for additional information regarding such impairments. Further, we may also agree to terms that could restrict our ability to sponsor competing investment vehicles, increase our obligations as the manager or require us to take on additional potential liabilities. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.
Certain of our management agreements with investment vehicles that are publicly-registered companies with the SEC are subject to limitation or termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to companies that raise capital through the public markets are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. In certain instances, these agreements may generally be terminated by such managed public company immediately for cause, or upon 60 days’ written notice, without cause or for good reason, and expire on an annual basis, unless otherwise renewed. Further, we anticipate that our managed retail public companies will pursue a liquidity transaction in the future and, if successful, certain liquidity transactions could result in termination or expiration of these agreements. With respect to our management agreement with CLNC, the initial term expires on January 31, 2021, which will automatically be renewed for successive one-year periods thereafter unless we or, in certain limited circumstances, CLNC, elect not to renew by providing 180 days prior written notice. There can be no assurance that these agreements will not expire or be terminated or not be renewed. Any such termination, expiration or non-renewal could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are subject to risks and liabilities in connection with sponsoring, investing in and managing new institutional private funds.
We sponsor, manage and serve as general partner and/or manager of new institutional private funds. Such sponsorship and management of, and investment in, these institutional private funds may involve risks not otherwise present with a direct investment in such fund’s target investments, including, for example:

•	the possibility that investors in the institutional private funds might become bankrupt or otherwise be unable to meet their capital commitment obligations;

•	that operating and/or management agreements of an institutional private fund often restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and manager (with or without cause), and in such event, we may not continue to manage or invest in the applicable institutional private fund;

•
that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable institutional private fund to additional risk; and

•	that we may incur liability for obligations of an institutional private fund by reason of being its general partner or manager.
Valuation methodologies for certain assets in our managed institutional private funds can involve subjective judgments, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of performance and accrued performance fees of an institutional private fund.
There are often no readily ascertainable market prices for a substantial majority of illiquid investments of our managed institutional private funds. We determine the fair value of the investments of each of our institutional private funds at least quarterly based on the fair value guidelines set forth by GAAP. The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
Because there is significant uncertainty in the valuation of, or stability of the value of, illiquid investments, the fair values of such investments as reflected in an institutional private fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the institutional private fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior institutional private fund net asset values would result in reduced earnings or losses for the applicable fund, the loss of potential carried interest and incentive fees and, in the case of our hedge funds, management fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior institutional fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional institutional private funds.
The organization and management of our current and future investment vehicles may create conflicts of interest.
We currently manage, and may in the future manage, REITs, private funds and other investment vehicles that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to investment opportunities, potential purchasers, sellers and lessees of properties, and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and our managed investment vehicles, including the following:

•
allocating investment opportunities based on numerous factors, including investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life;

•
all co-investment transactions with managed investment vehicles are subject to the approval of the independent directors of such investment vehicles that are publicly registered companies or previously approved in applicable company documentation, as the case may be; and

•
investment allocations are reviewed at least annually by the chief compliance officer of our applicable registered investment adviser and/or the board of directors of the applicable investment vehicle that is a publicly registered company, as the case may be.

In addition, subject to compliance with the rules promulgated under the Investment Advisers Act, we have and may continue to allow a managed investment vehicle to enter into principal transactions with us or cross-transactions with other managed investment vehicles or strategic vehicles. For certain cross-transactions, we may receive a fee from, or increased fees from, the managed investment vehicle and conflicts may exist. If our interests and those of our managed companies are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our managed investment vehicles, our strategic partnerships or our joint ventures.
In addition, in general, the DBH Portfolio Companies, including DataBank, and our Digital Colony funds have priority over us with respect to digital investment opportunities in the target asset classes and the jurisdictions in which we expect to invest. However, as a result of our acquisition of a controlling ownership interest in DataBank, we may be in a position to control whether DataBank accepts an investment allocation, which could result in conflicts of interest. Further, certain officers and senior management who make allocation decisions may have financial interests in a particular fund or managed investment vehicle, which may increase such conflicts of interest.
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
We are paid substantial fees for the services we and our subsidiaries provide to our managed companies and we are also reimbursed by the publicly-traded and retail companies we manage for certain costs and expenses we incur and pay on their behalf. Such managed companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs. The costs and expenses that we allocate to our publicly-traded and retail companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations. These conflicts of interest, as well as the loyalties of our executives and other real estate and finance professionals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation. For the year ended December 31, 2019, we allocated $17.5 million in costs to CLNC, NorthStar Realty Europe Corp. (which we sold in September 2019) and our retail companies, in the aggregate. These managed companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts. Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that such managed companies could seek to terminate their relationship with us.
In addition, our managed companies that are publicly-traded grant, either directly or indirectly through us as manager, equity awards to certain of our employees in connection with the services that we provide to such companies as their manager. Such grants of equity awards are in the discretion and subject to the approval of the specific managed company's board of directors or compensation committee. As of the date of this report, CLNC is our only managed company that is publicly traded. During the year ended December 31, 2019, the publicly-traded companies we manage issued $21.4 million, of which $12.4 million was issued by CLNC, based on grant date fair value, in equity awards which was granted directly or indirectly to our employees. As of the date of this report, we do not expect CLNC to grant equity awards to us or our employees in 2020 and, as a result, expect to increase the equity awards issued by our Company in 2020 in order to compensate and retain our employees. In addition, we are pursuing a disposition of our management agreement with CLNC, which may include without limitation a potential transaction with CLNC to internalize its management, a sale of the management agreement to a third party or any other transaction the effect of which would be to dispose of the management agreement. If any such disposition transaction were consummated, it would result in us no longer serving as CLNC's external manager. To the extent CLNC continues, or any future publicly-traded managed companies determines, not to grant equity awards to us or our employees, either in the amounts historically granted, recommended by us or at all, or we cease to manage CLNC (as a result of a disposition transaction or otherwise) or any other publicly-traded company, we may continue to determine to increase the equity awards issued by our Company in order to compensate and retain our employees, which could hinder our ability to effectuate our cost savings initiatives and adversely impact our financial results.
Our ownership of approximately 36% of CLNC, on a fully diluted basis, subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
In connection with our contribution of the CLNY Contributed Portfolio, as of the date of this report, we own approximately 44.9 million shares of CLNC’s class A common stock, which is listed on the NYSE, and approximately 3.1 million common membership units in CLNC's operating company ("CLNC OP Units"), which represent, in the aggregate, approximately 36% of CLNC’s total outstanding shares on a fully diluted basis. The CLNC OP Units are redeemable for cash or class A common stock of CLNC, in CLNC’s sole discretion. During 2019, CLNC’s class A common stock traded between $11.18 and $17.99 per share, and closed at $13.16 per share on December 31, 2019. Given the prolonged period of time that the carrying value of our investment in CLNC had exceeded its market value, we determined that our investment in CLNC was other-than-temporarily impaired and recorded an impairment charge of $228 million in the second quarter of 2019. At December 31, 2019, the carrying value of our CLNC investment was $725 million or $15.13 per share. If CLNC's class A common stock continues to trade below our current carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future. Based upon the closing price of CLNC’s class A common stock as of February 25, 2020, our investment in CLNC has a fair value of approximately $626 million.
Although we are the external manager to CLNC and have two representatives who are our senior executives on CLNC’s board of directors, our role as manager is under the supervision and direction of CLNC’s board of directors, which has a total of seven members, a majority of whom are independent. In addition, until the second annual meeting of stockholders of CLNC, which is expected to occur in 2020, we have agreed to cause our shares of CLNC's class A common stock to be voted in favor of the director nominees recommended by the CLNC board. Therefore, the value of our investment is subject to the strategies and management decisions of the CLNC board of directors as a whole, as well as the trading price of CLNC’s class A common stock on the NYSE.
In addition, we are pursuing a disposition of our management agreement with CLNC, which may include without limitation a potential transaction with CLNC to internalize its management, a sale of the management agreement to a third party or any other transaction the effect of which would be to dispose of the management agreement. If any such disposition transaction were consummated, it would result in us no longer serving as CLNC's external manager. If we are no longer CLNC's manager or we no longer have any representatives on CLNC's board of directors, whether as a result of a disposition transaction or otherwise, the value of our investment would be solely dependent on the strategies and management decisions of the CLNC board of directors and, if applicable, a third party manager.
Moreover, CLNC owns and expects to continue to originate, acquire, finance and manage a diversified portfolio of commercial real estate debt and net lease real estate investments predominantly in the United States. As a result, our investment in CLNC exposes us to the same risks that we are subject to as a result of our other equity and debt segment, as further described in “Risk Factors—Risks Related to Our Other Equity and Debt Business.” If any of the foregoing risks were to occur, our investment in CLNC could decline in value and our results of operations could be materially and adversely affected.
Risks Related to Our Digital Real Estate Business
We may not realize the anticipated benefits of the Digital Bridge Holdings LLC acquisition.
The acquisition of DBH in 2019 is expected to result in certain benefits to us, including, among others, providing us the potential to grow our revenue from investment advisory fees earned on DBH’s assets under management, leverage our and DBH’s respective platforms to drive future growth and stockholder value, and address CEO succession plans. The acquisition also led to our decision to strategically shift our focus to digital infrastructure and related, digitally-driven investment management business. There can be no assurance, however, regarding when or the extent to which we will be able to execute the strategic shift and realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays. For example, to the extent there is a sale of all or a portion of the interests in a DBH Portfolio Company, the applicable investment advisory fee revenue we earn may be reduced or eliminated, which may adversely impact the growth of our digital investment management business. Further, even if we are the party to acquire such DBH Portfolio Company interest (as we did in the case of our December 2019 investment in DataBank), there can be no assurance that any anticipated benefits of any such acquisition will be realized. There may also be potential unknown or unforeseen liabilities or increased expenses associated with the DBH acquisition, all of which could have a material adverse effect on DBH and could prevent us from realizing the benefits of the acquisition.
The digital real estate and infrastructure industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
The digital real estate and infrastructure business is highly competitive based on a number of factors, including brand recognition, reputation and pricing pressure on the products and services offered by the companies in which we expect to invest. A reduction in the perceived quality of services and products offered, or if our competitors offer rental, leasing or similar rates at below market rates or below the rates charged by the companies in which we invest, the performance of the companies in which we invest could be adversely impacted and, as a result, our ability to raise third party capital in our current and future digital focused private equity funds could be adversely impacted. In the event that we are unable to grow our digital real estate infrastructure platform as a result of our poor performance or lack of available funding for our investments, our business, results of operations, financial condition and prospects would be materially adversely affected.
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
Our digital real estate business depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism.
Problems at one or more of our data centers, towers or other digital infrastructure assets in which we expect to invest, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of the customer leases associated with our digital assets include terms requiring us to meet certain service level commitments to such customers. Any failure to meet these or other commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, monetary damages, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability, regulatory requirements, penalties and monetary damages and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security breaches in our data centers or with regard to other digital infrastructure assets. Any such failures could materially adversely affect our business, financial condition and results of operations.

We do not control the operations of certain of our digital real estate assets and are therefore dependent on portfolio company management teams to successfully operate their businesses.
Our data centers are typically operated by in place management teams at the portfolio companies which hold these assets and in which we own our interests or by third party management companies. While we have or expect to have various rights as an owner of the portfolio companies, we may have limited recourse under our management agreements or investment interest documentation if we believe that the such in place management teams (who are not our employees) or third party management companies are not performing adequately. Failure by the in place management teams to adequately manage the risks associated with managing data centers could result in defaults under our borrowings and otherwise affect adversely our results of operations. Furthermore, if the portfolio companies or management companies experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
The performance of our digital assets depends upon the demand for such assets.
We have determined to shift our strategy to focus on becoming a leading platform for digital real estate and infrastructure, which owns, manages, and/or operates across all major components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. A reduction in the demand for these digital assets, power or connectivity will adversely impact our ability to execute our business strategy and our performance. Demand for digital assets is particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space or towers. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently or expect to serve. Changes in industry practice or in technology could also reduce demand for the physical data center space or the tower assets we provide or expect to provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. With respect to the tower assets we expect to own, demand for towers could be adversely impacted by changes in federal, state, local and foreign jurisdictions to the extent such regulations prohibiting the additions of new towers on potential communication sites. If we lose a customer or a tenant, we cannot assure you that we would be able to replace that customer at a competitive rate or at all. Mergers or consolidations of technology companies could reduce further the number of our customers/tenants and potential customers/tenants and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, and cash flow for distributions could be materially adversely affected as a result of any or all of these factors.
We expect certain of the leases we have with our customers to expire each year or are on a month-to-month basis, and to contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition and results of operations could be substantially harmed.
Customers for our data centers and towers we own or expect to own may not renew their leases upon expiration. This risk is increased to the extent our customer leases expire on an annual basis. Upon expiration, our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected. In addition, certain of our leases may contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.
The infrastructure of the data centers that we own or expect to own may become obsolete, which could materially and adversely impact our revenue and operations.
Data centers require infrastructure, such as power and cooling systems, that is difficult and costly to upgrade. If the infrastructure in our data centers becomes obsolete due to the development of new server technologies, we may need to upgrade or change the systems in our data centers in order to keep our existing tenants or attract new tenants. We may not be able to effectively or efficiently upgrade or change our data center infrastructure, and may incur substantial costs in doing so. Any inability to upgrade or change our data center infrastructure in connection with technological developments may result in the loss of tenants and adversely impact our ability to attract new tenants, all of which could materially and adversely impact our revenues and operations.

Digital real estate and infrastructure investments are subject to substantial government regulation.
Digital real estate and infrastructure investments are subject to substantial government regulation related to the acquisition and operation of such investments. Failure to comply with applicable government regulations or the inability to obtain or maintain any required government permits, licenses, concessions, leases or contracts needed to operate the digital real estate and infrastructure investments we own or expect to own, could adversely affect our ability to achieve our investment objectives. In addition, governments often have considerable discretion to implement regulations that could affect the business of digital real estate and infrastructure investments in we invest or expect to invest. Changes in existing regulations could be costly for us to comply with, and may delay or prevent the operation of our assets, all of which could adversely impact the performance of our investments.
Risks Related to Our Healthcare Business
Approximately 41% of our real estate investments are concentrated in healthcare properties, which increases the likelihood of risks related to owning healthcare real estate properties becoming more material to our business and results of operations.
Healthcare real estate properties currently represent approximately 41% of our real estate portfolio. As a result of this concentration of healthcare real estate properties, our exposure to the risks inherent in investments in the healthcare sector has also increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. We also cannot assure you that future changes in government regulation will not adversely affect the healthcare industry. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We have significant leverage on our healthcare properties, which increases the risk of loss associated with our healthcare investments, impacts our liquidity and restricts our ability to engage in certain activities.
As of December 31, 2019, we had $2.95 billion of borrowings outstanding on our healthcare properties. Use of leverage increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities, including our ability to implement certain strategic initiatives or dispose of certain assets. If we fail to comply with the covenants required by our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2019, $205 million in aggregate principal amount of our non-recourse borrowings were in default as a result of the failure of our tenants, operators or managers to satisfy certain performance thresholds or other covenants. In particular, if certain of our tenants continue to experience operating difficulties, our ability to comply with our obligations under our borrowings may be subject to additional stress. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, at similar interest rate levels, or at all, which could have a material adverse impact on our results of operations.
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
We operate a substantial number of healthcare properties pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, government reimbursement, if applicable, private pay rates, economic conditions, competition, federal, state, local and industry-regulated licensure, certification, fraud and abuse and privacy and security laws, regulations and standards and related audits, investigations and litigation, the availability and increases in cost of general and professional liability insurance coverage, the impact of actual and anticipated outbreaks of disease and epidemics, such as the Coronavirus, and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
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
Certain of our tenants and operators rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
Efforts by Congress, states, and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative, administrative and judicial scrutiny, including continued efforts by the current presidential administration and parties in ongoing court cases to repeal and replace the ACA in total or in part. If certain key provisions of the ACA are repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress and the US Department of Health and Human Services and its agency that oversees much of ACA, the Centers for Medicare and Medicaid Services, are contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion. Some states are also considering and already implementing changes that will affect patient eligibility for Medicaid, such as work requirements. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.
The hospitals on or near whose campuses many of our medical office buildings ("MOBs") are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
Our MOB operations depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential. A hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a material adverse effect on us.

Risks Related to Our Hospitality Business
A significant portion of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the hospitality industry.
As of December 31, 2019, hotels in our hospitality segment represent approximately 33% (or 43% including the THL Hotel Portfolio in our other equity and debt segment) of our real estate portfolio. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and upscale select service that generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the hospitality industry, including:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•
increases in energy prices or airline fares or terrorist incidents, which impact the propensity of people to travel and revenues from our hospitality facilities because operating costs cannot be adjusted as quickly;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	competition and supply from alternative lodging market places in the markets in which we own hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease and epidemics, such as the Coronavirus, and the impact on travel of natural disasters and weather;

•	physical damage to our hotels as a result of earthquakes, hurricanes or other natural disasters or the income lost as a result of the damage;

•	changes in room rates and increases in operating costs due to inflation, labor costs and other factors; and

•	unionization of the labor force at our hotels.
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
In addition, changes in labor laws may negatively impact us. For example, increases in minimum wage laws and the Department of Labor’s recent regulations effective as of January 1, 2020, which expand the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on us.
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

We have significant leverage on our hotel properties, which increases the risk of loss associated with our hotel investments, impacts our liquidity and restricts our ability to engage in certain activities.
As of December 31, 2019, we had $2.67 billion of borrowings outstanding on our hotel properties. Use of leverage increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities, including our ability to implement certain transactions or dispose of certain assets. If we fail to comply with the covenants required by our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default on borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, at similar interest rate levels, or at all, which could have a material adverse impact on our results of operations.
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
All of our hotel properties are financed with floating-rate debt. If interest rates rise, the costs of our existing floating rate borrowings and any new borrowings that we incur would increase. These increased costs could reduce the profitability of our hotel properties or impair our ability to meet our debt obligations, which in turn may have a material adverse effect on our cash flow, results of operations and overall financial position. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our hotels, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
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
Our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the asset;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction, including escalations in such expenses;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including environmental laws or laws that increase operating expenses or limit rents that may be charged;

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
We intend to conduct our operations so that we and our subsidiaries are not required to register as investment companies under the 1940 Act. Compliance with the 40% asset test under the 1940 Act and maintenance of applicable exemptions require that we subject our business to certain limitations on investment and activities. Continuing qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments or change the relevant mix of our investments.
If we fail to maintain our exemption from registration as an investment company under the 1940 Act, either because of changes in SEC guidance or otherwise, we could be required to, among other things: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company. Either of (i) or (ii) could have an adverse effect on us and the market price for shares of our class A common stock. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
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
Regulation regarding climate change may adversely affect our financial condition and results of operations.
Changes in federal and state legislation and regulations on climate change could result in utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. These regulations may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. If our properties cannot meet performance standards, we could be exposed to fines for non-compliance, as well as a decrease in demand and a decline in value. As a result, our financial condition and results of operations could be adversely affected.
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
As a result of these factors, Colony’s or NRF’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock. In addition, even if they qualified as REITs for the duration of their existence, if there is an adjustment to Colony’s or NRF’s taxable income or dividends-paid deductions for periods prior to the Mergers, we could be required to elect to use the deficiency dividend procedure to maintain Colony’s or NRF’s, as applicable, REIT status for periods prior to the Mergers. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
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
Proposed Regulations Under Section 162(m) Could Have a Significant Effect on Us.
On December 16, 2019, the IRS issued proposed regulations under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), which denies a compensation deduction for certain employee remuneration in excess of $1 million. We, like many umbrella partnership REITs ("UPREITs"), have taken the position that Section 162(m) does not apply to payments to their employees from an “operating partnership,” based on private letter rulings issued by the IRS to several UPREITs. These proposed regulations include a provision that, if adopted in the form proposed, would cause Section 162(m) to apply to us and other UPREITs who have previously taken the position that Section 162(m) does not apply. As a result of the proposed regulations, the Company is currently evaluating arrangements under which covered employees are compensated to determine the impact of these proposed regulations on our compensation arrangements and our resulting REIT taxable income (and required distributions to shareholders).
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information regarding our investment properties at December 31, 2019 are included in segment discussions included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation" of this Annual Report.
Item 3.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of December 31, 2019, the Company was not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “CLNY.”
On February 25, 2020, there were 2,720 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. No distributions can be paid on our class A and class B common stock unless we have paid all cumulative dividends on our Series G, Series H, Series I and Series J preferred stock. We cannot assure our stockholders that we will make any future distributions.
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends per share of common and preferred stock.

	Common Stock	Preferred Stock (1)
		Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Series I	Series J
2019 (2)
Ordinary income	$0.14	NA	$0.84	NA	NA	$0.89	NA	$0.76	$0.72	$0.73	$0.72
Capital gains	0.20	NA	1.22	NA	NA	1.30	NA	1.11	1.06	1.06	1.06
Return of capital (4)	0.10	NA	—	NA	NA	—	NA	—	—	—	—
Total	$0.44	NA	$2.06	NA	NA	$2.19	NA	$1.87	$1.78	$1.79	$1.78
2018 (3)
Ordinary income	$0.05	NA	$0.97	NA	$0.63	$1.03	NA	$0.66	$0.63	$0.63	$0.63
Capital gains	0.06	NA	1.09	NA	0.71	1.16	NA	0.74	0.71	0.71	0.71
Return of capital (4)	0.22	NA	—	NA	—	—	NA	—	—	—	—
Total	$0.33	NA	$2.06	NA	$1.34	$2.19	NA	$1.40	$1.34	$1.34	$1.34
2017 (5)
Ordinary income	$0.23	$0.28	$0.59	$0.43	$0.45	$0.47	$0.20	$0.40	$0.38	$0.23	$0.12
Capital gains	0.85	1.04	2.17	1.59	1.67	1.72	0.73	1.47	1.40	0.86	0.44
Total	$1.08	$1.32	$2.76	$2.02	$2.12	$2.19	$0.93	$1.87	$1.78	$1.09	$0.56
__________

(1)
Upon consummation of the Merger, the Series A, B, C, D and E preferred stock of NRF and the Series A, B and C preferred stock of Colony were converted into Series A, B, C, D, E, F, G and H preferred stock of the Company, respectively. During the year ended December 31, 2017, we issued Series I and J preferred stock, as well as redeemed all of Series A, C and F preferred stock and a portion of Series B preferred stock. During the year ended December 31, 2018, we redeemed all of Series D preferred stock. In December 2019, we redeemed the remaining Series B and all of Series E preferred stock, with the redemptions settled in January 2020.

(2)
Distributions on the Company's common stock and Series G, H, I and J preferred stock that were declared on November 6, 2019, payable on January 15, 2020 to common stockholders of record on December 31, 2019 and to preferred stockholders of record on January 10, 2020, are considered 2020 distributions for federal income tax purposes.

(3)
Distributions on the Company's common stock and Series G, H, I and J preferred stock that were declared on November 5, 2018, payable on January 15, 2019 to common stockholders of record on December 31, 2018 and to preferred stockholders of record on January 10, 2019, are considered 2019 distributions for federal income tax purposes.

(4)
Represents dividends paid in excess of our current and accumulated earnings and profit ("E&P") which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

(5)
Dividends for 2017 include a $0.04444 per share dividend paid to Colony stockholders of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, representing a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Issuance of OP Units—In connection with the acquisition of DataBank, we issued 612,072 OP Units in December 2019. Such OP Units were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Following the expiration of certain lock-up restrictions, the OP Units are redeemable by the holder for (i) cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or (ii) at the Company's election as managing member of the Operating Company, through issuance of shares of class A common stock on a one-for-one basis. The number of OP Units issued was based upon a value of $3.0 million divided by the volume weighted average trading price of the Company's class A common stock for the 30 trading days ending December 11, 2019.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
In May 2018, the Company's board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $300 million of its outstanding shares of class A common stock over a one-year period, either in the open market or through privately negotiated transactions. In May 2019, the Company's board of directors authorized an extension of the stock repurchase program for an additional one year term.
There were no purchases by the Company of its class A common stock in the fourth quarter of 2019. As of December 31, 2019, the maximum dollar value remaining under the May 2018 repurchase program was $246.7 million.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index") from December 31, 2014 to December 31, 2019, with stock prices prior to the closing of the Merger representing Colony share prices adjusted for the 1.4663 exchange ratio. The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2014 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.
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

The selected historical financial data below as of and for periods on or prior to January 10, 2017 represent the pre-Merger financial information of Colony on a stand-alone basis. The financial information of NSAM and NRF are incorporated into the Company effective January 11, 2017. The historical per share data for periods on or prior to January 10, 2017 have been adjusted to give effect to the exchange ratio of one share of Colony common stock for 1.4663 shares of the Company's common stock.
Additionally, for all current and prior periods presented, our industrial business is presented as discontinued operations, and all assets and liabilities of the industrial business are classified as held for sale.
Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Total revenues	$2,326,354	$2,366,942	$2,549,540	$642,500	$631,831
Income (loss) from continuing operations	(1,650,712)	(534,757)	(120,061)	293,729	277,214
Income (loss) from discontinued operations	1,501,797	39,582	55,448	(2,976)	(21,178)
Net income (loss)	(148,915)	(495,175)	(64,613)	290,726	256,036
Net income (loss) attributable to Colony Capital, Inc.	(1,048,807)	(519,607)	(197,891)	115,318	149,980
Net income (loss) attributable to common stockholders	(1,152,207)	(632,709)	(333,093)	67,159	107,411
Per Share Data:
Income (loss) from continuing operations per share
Basic	$(3.38)	$(1.31)	$(0.70)	$0.40	$0.71
Diluted	(3.38)	(1.31)	(0.70)	0.40	0.71
Income (loss) from discontinued operations per share
Basic	0.97	0.03	0.06	(0.01)	(0.06)
Diluted	0.97	0.03	0.06	(0.01)	(0.06)
Net income (loss) attributable to common stockholders per share
Basic	(2.41)	(1.28)	(0.64)	0.39	0.65
Diluted	(2.41)	(1.28)	(0.64)	0.39	0.65
Dividends per common share (1)	0.44	0.44	1.08	1.08	1.04
Balance Sheet Data—At Year End:
Total assets	$19,832,184	$22,215,249	$24,785,650	$9,760,992	$10,039,310
Total debt (2)	9,216,852	10,039,957	11,024,715	3,715,618	4,178,803
Total liabilities	10,899,662	11,059,494	12,402,114	4,144,065	4,623,070
Total stockholders' equity	5,216,043	7,006,052	8,407,925	2,773,799	2,846,916
Total equity	8,926,415	11,146,370	12,349,392	5,616,927	5,416,240
__________

(1)
Dividends for 2017 include a $0.04444 per share dividend paid to Colony stockholders of common stock on a pre-exchange basis, or $0.03 per share after giving effect to the Colony exchange ratio, representing a pro rata dividend for the pre-Merger period from January 1, 2017 through January 10, 2017.

(2)	Includes debt presented as liabilities related to assets held for sale on the consolidated balance sheet, comprising predominantly debt financing our industrial portfolio.

Selected Quarterly Financial Information (Unaudited)

For the three months ended	2019				2018
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$552,361	$652,495	$573,439	$548,059	$556,130	$598,727	$615,488	$596,597
Loss from continuing operations	(483,930)	(626,192)	(484,142)	(56,448)	(419,177)	(28,656)	(50,672)	(36,252)
Income (loss) from discontinued operations	1,415,658	60,350	(504)	26,293	11,482	11,242	7,764	9,094
Net income (loss)	931,728	(565,842)	(484,646)	(30,155)	(407,695)	(17,414)	(42,908)	(27,158)
Net loss attributable to Colony Capital, Inc.	(4,263)	(527,816)	(441,752)	(74,976)	(370,077)	(42,790)	(65,413)	(41,327)
Net loss attributable to common stockholders	(26,251)	(554,953)	(468,890)	(102,113)	(397,214)	(69,975)	(92,806)	(72,714)
Per Share Data:
Loss from continuing operations per share:
Basic	$(0.95)	$(1.22)	$(0.98)	$(0.23)	$(0.83)	$(0.16)	$(0.20)	$(0.15)
Diluted	$(0.95)	(1.22)	(0.98)	(0.23)	(0.83)	(0.16)	(0.20)	(0.15)
Income from discontinued operations per share:
Basic	$0.89	0.06	0.00	0.02	0.01	0.01	0.01	0.01
Diluted	$0.89	0.06	0.00	0.02	0.01	0.01	0.01	0.01
Net loss attributable to common stockholders per share:
Basic	$(0.06)	(1.16)	(0.98)	(0.21)	(0.82)	(0.15)	(0.19)	(0.14)
Diluted	$(0.06)	(1.16)	(0.98)	(0.21)	(0.82)	(0.15)	(0.19)	(0.14)
Dividends per common share	$0.11	0.11	0.11	0.11	0.11	0.11	0.11	0.11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report.
Developments in 2019
During the year ended December 31, 2019 and through February 25, 2020, significant developments affecting our business and results of operations included the following:
Acquisitions, Dispositions and Fundraising

•
In December 2019, completed the sale of our light industrial portfolio and the related management platform for an aggregate gross sales price of approximately $5.7 billion. The Company received aggregate net proceeds, after debt settlement, transaction and other costs, of $1.2 billion, and recorded gain on sale of real estate of approximately $1.5 billion and other gain from sale of the management platform of $9 million, subject to revision upon finalization of all closing contingencies and adjustments. $0.9 billion of the gain from sale of real estate was attributable to third party limited partners in our light industrial investment vehicles. The bulk industrial portfolio acquired in February 2019 remains held for sale.

•
In July 2019, acquired DBH, co-manager of DCP and manager of six digital real estate portfolio companies including DataBank, for $329 million, in a combination of cash and OP Units as part of our strategic evolution to become the leading platform for digital infrastructure and real estate, adding $14 billion of AUM. This acquisition follows the final closing of DCP in May 2019, and also addresses our CEO succession plans.

•
In July 2019, closed on our fifth global real estate credit fund (second as a public company), with total capital commitments of approximately $428 million (inclusive of our capital commitment of $121 million, which may be reduced to no less than 5% of total commitments from future third party commitments).

•
In September 2019, NorthStar Realty Europe, Corp. ("NRE") sold all of its outstanding common stock for $17.01 per share and we received proceeds of approximately $96 million for our investment in NRE, recording a gain of $12 million, included in equity method earnings. The sale resulted in the termination of the NRE management agreement, for which the Company received the remaining $65 million of the $70 million lump sum incentive and termination fee.

•
In December 2019, acquired a 20.4% controlling interest in DataBank, a leading private owner and manager of edge data centers in the U.S., for approximately $186 million in a combination of cash and OP Units. This acquisition represents our inaugural direct balance sheet investment in digital real estate.

•
Raised an additional $129 million of third party capital for our investment in AccorInvest, a multinational European hospitality group, bringing total third party capital raised to approximately $807 million, alongside our $52 million co-investment.

•
Successfully closed a $125 million senior financing and $60 million co-invest equity syndication of Alpine Energy Capital, LLC's ("Alpine") $320 million equity commitment to an energy development joint venture with California Resources Corporation (NYSE: CRC). Alpine is our upstream energy investment management platform, jointly owned in partnership with Equity Group Investments.

•	In February 2020, completed the sale of our equity investment in RXR Realty, LLC for net proceeds of $179 million.
Financing and Capital Transactions

•
In December 2019, applied a portion of proceeds from the sale of our light industrial business to redeem all outstanding shares of our 8.25% Series B and 8.75% Series E preferred stock for $403 million in aggregate, which redemptions were settled in January 2020. This reduction in corporate leverage will reduce annual preferred dividends by approximately $34.5 million.

•
Refinanced $2.3 billion of debt principal in our healthcare segment that was scheduled to mature in 2019 and extended their maturities to 2024 (including extension options), which collectively addressed all material near term debt maturities in our healthcare segment. Our completed refinancings included $1.725 billion of mortgage debt, which was paid in full with proceeds from a new $1.515 billion secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by our equity partners in the healthcare portfolio. We effectively reduced our $174 million equity contribution through our share of net proceeds of $82 million received from the subsequent sale of a portfolio of hospitals that had previously been removed from the collateral pool in connection with the refinancing.

•	Refinanced an aggregate $1.1 billion of debt principal in three of our hospitality portfolios, extending their maturities to 2026 (including extension options).

•
In April 2019, amended certain terms of our Credit Agreement, including a reduction of aggregate revolving commitments from $1 billion to $750 million and modification of a financial covenant and borrowing base formula.

•	Repurchased 652,311 shares of our class A common stock for $3.2 million under our stock repurchase program.
Other

•	Recorded an impairment charge in June 2019 of $228 million to write down our 36.4% interest in CLNC to the closing price of CLNC's common stock at June 28, 2019, as part of equity method loss.

•
Remeasured our 50% interest in Digital Colony Management, LLC ("Digital Colony Manager") upon closing of the DBH acquisition and recorded a gain of $51 million, representing 50% of the fair value of the DCP fund management contract.

•
Settled the $2 billion notional interest rate swap assumed through the Merger for $365 million. Total fair value change on the interest rate swap in 2019 was a loss of $239 million, recorded in other gain (loss).

•
Realized carried interest upon disposition of our light industrial portfolio totaling $81 million, of which $12 million had been accrued in prior years. $69 million was recognized in 2019 as $41 million of equity method earnings and $28 million of disproportionate allocation to the Company from noncontrolling interests in investment entities, with approximately $35 million of total carried interest allocated to senior management, investment professionals and certain other employees as compensation.

•
Recorded an impairment of $0.8 billion on goodwill in the other investment management segment, driven primarily by: (i) the loss of future fee income as a result of the sale of the industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value in the third quarter of 2019; and (ii) the Company's pivot away from certain of its legacy investment management business as it transitions to an investment management business focused on digital real estate and infrastructure beginning in the fourth quarter of 2019.

•
In connection with a corporate restructuring announced in November 2018, incurred restructuring charges totaling $33 million through December 31, 2019; through February 2020, surpassed our expected $55 million, or $50 million on a cash basis, annual compensation and administrative cost savings on a run rate basis.

Results of Operations
The following table summarizes our results of operations by segment.
Results of operations associated with our industrial business are presented as discontinued operations for all current and prior periods presented (see Note 16 to the consolidated financial statements). Those results include (i) the entire industrial segment, and (ii) portions of the investment management segment associated with the industrial business, including fees and carried interest from the industrial open-end fund and related compensation expense.

(in thousands)	Total Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Colony Capital, Inc.
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Digital	$40,407	$—	$—	$43,786	$5,955	$—	$40,658	$5,606	$—
Healthcare	582,139	592,455	613,169	(239,888)	(283,516)	(64,767)	(179,976)	(199,277)	(51,428)
Industrial	—	—	—	1,486,691	26,749	37,497	449,050	4,246	12,537
Hospitality	828,523	849,513	815,831	(107,066)	(90,581)	(9,863)	(90,139)	(82,798)	(9,199)
CLNC	—	—	—	(241,356)	(65,366)	—	(227,548)	(61,457)	—
Other Equity and Debt	614,551	739,167	873,046	87,004	266,784	568,747	1,436	141,197	426,052
Other Investment Management	246,499	176,568	240,632	(739,208)	(132,226)	(170,168)	(643,631)	(124,024)	(182,038)
Amounts not allocated to segments	14,235	9,239	6,862	(438,878)	(222,974)	(426,059)	(398,657)	(203,100)	(393,815)
	$2,326,354	$2,366,942	$2,549,540	$(148,915)	$(495,175)	$(64,613)	$(1,048,807)	$(519,607)	$(197,891)
Selected Balance Sheet Data
The following table summarizes key balance sheet data by segment and the industrial business that is held for sale.
All assets and liabilities of the industrial business are classified as held for sale for all periods presented (see Note 8 to the consolidated financial statements) and represent the bulk industrial portfolio that was acquired in 2019 and remains held for sale at December 31, 2019, and the light industrial portfolio at December 31, 2018.

(In thousands)	Real Estate, net		Loans Receivable, net		Equity and Debt Investments		Debt, net
Year Ended December 31,	2019	2018	2019	2018	2019	2018	2019	2018
Digital	$846,393	$—	$—	$—	$47,891	$32,354	$539,155	$—
Healthcare	4,433,825	4,995,298	47,347	48,330	—	—	2,910,032	3,213,992
Hospitality	3,544,264	3,668,824	—	—	—	—	2,623,306	2,603,599
CLNC	—	—	—	—	725,443	1,037,754	—	—
Other Equity and Debt	2,036,036	2,161,888	1,505,477	1,597,214	1,396,752	1,279,494	2,061,101	2,309,347
Other Investment Management	—	—	—	13,673	139,977	176,403	—	—
Amounts not allocated to segments	—	—	—	—	3,742	3,742	850,314	848,434
Total	$10,860,518	$10,826,010	$1,552,824	$1,659,217	$2,313,805	$2,529,747	$8,983,908	$8,975,372

Industrial held for sale	$342,758	$2,924,404	$—	$—	$—	$13,422	$232,944	$1,064,585

Consolidated Results of Operations
Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

	Year Ended December 31,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$1,856,409	$1,960,559	$(104,150)
Interest income	166,771	214,588	(47,817)
Fee income	223,915	144,443	79,472
Other income	79,259	47,352	31,907
Total revenues	2,326,354	2,366,942	(40,588)
Expenses
Property operating expense	1,090,909	1,150,656	(59,747)
Interest expense	535,538	552,838	(17,300)
Investment and servicing expense	78,258	67,113	11,145
Transaction costs	3,607	7,266	(3,659)
Placement fees	1,802	7,615	(5,813)
Depreciation and amortization	489,792	443,302	46,490
Provision for loan loss	35,880	43,034	(7,154)
Impairment loss	1,146,443	587,275	559,168
Compensation expense—cash and equity-based	214,826	213,882	944
Compensation expense—carried interest and incentive fee	16,564	7,485	9,079
Administrative expenses	90,356	92,431	(2,075)
Total expenses	3,703,975	3,172,897	531,078
Other income (loss)
Gain on sale of real estate	62,916	159,598	(96,682)
Other gain (loss), net	(193,302)	51,706	(245,008)
Equity method losses	(140,384)	(9,601)	(130,783)
Equity method earnings—carried interest	11,682	9,525	2,157
Loss before income taxes	(1,636,709)	(594,727)	(1,041,982)
Income tax benefit (expense)	(14,003)	59,970	(73,973)
Loss from continuing operations	(1,650,712)	(534,757)	(1,115,955)
Income from discontinued operations	1,501,797	39,582	1,462,215
Net loss	(148,915)	(495,175)	346,260
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,559	(3,708)	6,267
Investment entities	990,360	67,994	922,366
Operating Company	(93,027)	(39,854)	(53,173)
Net loss attributable to Colony Capital, Inc.	(1,048,807)	(519,607)	(529,200)
Preferred stock redemption	(5,150)	(3,995)	(1,155)
Preferred stock dividends	108,550	117,097	(8,547)
Net loss attributable to common stockholders	$(1,152,207)	$(632,709)	(519,498)

Property Operating Income and Property Operating Expenses

	Year Ended December 31,
(In thousands)	2019	2018	Change
Property operating income:
Digital	$6,038	$—	$6,038
Healthcare	577,669	586,855	(9,186)
Hospitality	828,259	848,760	(20,501)
Other Equity and Debt	444,443	524,944	(80,501)
	$1,856,409	$1,960,559	(104,150)
Property operating expenses:
Digital	$2,197	$—	$2,197
Healthcare	260,374	271,166	(10,792)
Hospitality	554,981	563,453	(8,472)
Other Equity and Debt	273,357	316,037	(42,680)
	$1,090,909	$1,150,656	(59,747)
Digital—Amounts represent 12 days of activity from our DataBank subsidiary that was acquired in December 2019.
Healthcare—Property operating income and expense decreased $9.2 million and $10.8 million, respectively, comparing the years ended December 31, 2019 and 2018, largely resulting from the effect of adopting the new lease accounting standard in 2019, specifically:

•
Bad debts are recorded as a direct reduction of revenue. In 2019, we wrote off rent receivables on certain leases, including straight-line rent, that were determined to be uncollectible, with contractual rents on some leases recognized on a cash basis beginning the third quarter of 2019. Our determination of uncollectibility took into consideration past due rents and/or expected restructuring of the leases for lower rents.

•	Property taxes and insurance paid directly to third parties by tenants or operators are no longer recognized on a gross basis in income and expense.
The lower property operating income in 2019 can also be attributed to a termination fee from an early lease termination in our medical office building portfolio in 2018 that was non-recurring. However, 2018 also included higher acceleration of above-market lease intangible following a lease modification, resulting in lower lease income in 2018. In our senior housing operating portfolio, resident fee income increased in 2019 driven by higher rents, offset by lower occupancy due to increased competition. However, higher rents did not fully absorb the corresponding increase in resident service costs, primarily labor costs.
Property operating expense also decreased as a result of lower property management fees in 2019 following the termination of a third party management contract in October 2018. These decreases were partially offset by higher costs in 2019 in legal and marketing, and resident services as noted above.
Hospitality—Property operating income and expense decreased $20.5 million and $8.5 million, respectively, comparing the years ended December 31, 2019 and 2018, driven by the sale of ten hotels in 2019. On a same store basis, property operating income decreased $3.3 million while property operating expenses increased $3.7 million. Property operating income was lower in 2019 due to incremental room demand resulting from non-recurring events in 2018 and more revenue displacements in 2019 in connection with hotels under renovation. The decrease was partially offset by higher ancillary income, including parking revenue and cancellation fee income. The increase in property operating expenses was primarily due to higher labor costs.
Other Equity and Debt—Property operating income and expenses decreased $80.5 million and $42.7 million, respectively, comparing the year ended December 31, 2019 to the year ended December 31, 2018. The decreases were driven by continued sales of our non-core properties, primarily properties in a portfolio of limited service hotels that were acquired through a consensual foreclosure in July 2017 ("THL Hotel Portfolio"), our European portfolio, and U.S. multi-tenant office properties, along with contribution and/or sale of real estate to CLNC in 2018. These decreases were partially offset by property operating income and expenses from a portfolio of office and industrial buildings in France that was acquired in November 2018.
Interest Income
Interest income decreased $47.8 million for the year ended December 31, 2019 compared to the same period in 2018. The decrease can be attributed to our contribution of $1.3 billion of loans to CLNC on January 31, 2018, the deconsolidation of our securitization trusts in the second quarter of 2018, and continuing repayments, payoffs and sales of our loan and securities portfolio. These decreases more than offset additional loan fundings in 2019.
Fee Income
Fee income is earned from the following sources:

	Year Ended December 31,
(In thousands)	2019	2018	Change
Institutional funds and other investment vehicles	$82,188	$48,624	$33,564
Public companies (CLNC, NRE)	118,049	65,258	52,791
Non-traded REITs	19,896	29,597	(9,701)
Other	3,782	964	2,818
	$223,915	$144,443	79,472
Fee income increased $79.5 million for the year ended December 31, 2019 compared to 2018, resulting from:

•
net increase of $33.6 million in fees from institutional funds and similar investment vehicles, driven by $40.0 million of fees from DBH investment vehicles and a Latin American fund of the former Abraaj Group (renamed Colony Latam), which were acquired in July 2019 and April 2019, respectively, and higher fees from our first sponsored global credit fund, partially offset by decreases in fees from legacy Colony funds that are in liquidation;

•
termination payment of $64.6 million from NRE, inclusive of $21.5 million of incentive fees for fiscal year 2019 through termination, received upon sale of NRE and concurrent termination of our management agreement on September 30, 2019 compared to $5.4 million of incentive fees recognized in 2018. The increase in 2019 was partially offset by lower management fees as a result of a lower fee base and partial year of base management fees in 2019; and

•	$2.8 million increase in other fees related to asset management and advisory services in 2019;
partially offset by:

•
$6.8 million decrease in fee income from CLNC, which replaced fees from non-traded REITs, NorthStar I and NorthStar II beginning February 1, 2018 due to: a) acquisition and disposition fees from NorthStar I and NorthStar II up through January 31, 2018 as such fees are excluded from the CLNC fee structure, and b) overall lower fee base in 2019, in particular, in the fourth quarter of 2019 when the management agreement was amended to reduce the fee base to reflect CLNC's meaningful reduction in book value in the third quarter of 2019; and

•	approximately $3.7 million decrease in fee income from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its net asset value ("NAV") fee base.
Other Income
Other income increased $31.9 million to $79.3 million in the year ended December 31, 2019 compared to the same period in 2018. There were higher amounts grossed up in other income and compensation expense in 2019 totaling $26.1 million related to acceleration of CLNC and NRE equity awards upon sale of NRE and our industrial portfolio, and other cash compensation paid by NRE to our employees upon sale of NRE. In 2019, there was also higher cost reimbursement income in relation to: (i) investment due diligence activities; (ii) Digital Colony Manager, an equity method joint venture with DBH prior to its consolidation upon acquisition of DBH in July 2019; (iii) dividend income from our interest in a mutual fund beginning in 2019, and (iv) hotel management fee income from our acquisition of a distressed hotel manager in July 2019. These increases were partially offset by a decrease in collateral management fees from the legacy NRF collateralized debt obligations ("CDOs"), and lower recovery income from our loan portfolios which continue to resolve over time.

Interest Expense

	Year Ended December 31,
(In thousands)	2019	2018	Change
Investment-level financing:
Digital	$4,502	$—	$4,502
Healthcare	192,621	194,898	(2,277)
Hospitality	169,781	153,395	16,386
Other Equity and Debt	113,762	150,032	(36,270)
Corporate-level debt	54,872	54,513	359
	$535,538	$552,838	(17,300)
The $17.3 million net decrease in interest expense for the year ended December 31, 2019 compared to the same period in 2018 can be attributed to the following:
Digital—Amount represents: (i) 12 days of interest expense on $539.2 million of debt assumed from our DataBank subsidiary that was acquired in December 2019; and (ii) interest expense related to borrowing on our corporate credit facility to partially finance the DBH acquisition in July 2019, with such debt balance having been repaid in December 2019 using proceeds from sale of the industrial business.
Healthcare—Interest expense was $2.3 million lower, driven by the effects of our various debt refinancing activities. The decrease in interest expense was primarily due to lower amortization of debt discount and lower prepayment penalties incurred in 2019. However, we also incurred higher amortization of deferred financing costs and a write-off of debt discount in 2019, which largely offset the decrease.
Hospitality—Interest expense increased $16.4 million due to additional debt obtained and higher deferred financing costs expensed resulting from a refinancing in 2019, and the impact of higher LIBOR on variable rate debt in the first half of 2019. The increase was partially offset by a write-off of debt discount to interest expense in 2018 resulting from a refinancing in 2018.
Other Equity and Debt—Interest expense decreased $36.3 million, driven by: (i) debt payoffs from continued sales and resolutions of our non-core investments, (ii) sale and deconsolidation of our securitization trusts in the second quarter of 2018, and (iii) contribution of certain assets along with their underlying debt to CLNC on January 31, 2018. These decreases were partially offset by an increase in interest expense from new debt acquired to finance the acquisition of a portfolio of office and industrial buildings in France in November 2018.
Corporate-level Debt—There was a marginal net increase in interest expense in 2019 as the effect of a higher LIBOR in the first half of 2019 on our junior subordinated debt was largely offset by a lower average outstanding balance on our corporate credit facility.
Investment and Servicing Expense
Investment and servicing costs increased $11.1 million for the year ended December 31, 2019 compared to 2018. The increase can be attributed to (i) our European investments, including a hotel franchise termination fee and settlement of a litigation claim by an asset manager; (ii) certain refinancing costs related to healthcare and hotel debt that were expensed in accordance with debt modification accounting; (iii) unconsummated deals costs, and (iv) settlement of an employee litigation claim in our THL Hotel Portfolio. These increases were partially offset by lower write-offs of receivables related to retail companies in 2019, lower management fees in our hotel portfolio due to lower revenues, lower management fees in our healthcare portfolio following the termination of a third party healthcare operator in October 2018, and elimination of costs associated with CDOs that were deconsolidated in 2018.
Transaction Costs
Transaction costs of $3.6 million for the year ended December 31, 2019 related to our acquisitions of DBH, DataBank, the Latin American investment management business of The Abraaj Group, and a distressed hotel manager in France. Transaction costs of $7.3 million for the year ended December 31, 2018 related mainly to an investment in Spain and acquisition of the Abraaj Latin American investment management business.
Placement Fees
Placement fees of $1.8 million were incurred in the year ended December 31, 2019 in connection with raising third party capital for additional investment in AccorInvest, our open-end industrial fund in the first quarter of 2019, and our new global credit fund. Placement fees for the year ended December 31, 2018 were related primarily to fundraising for our co-investment vehicle in AccorInvest.
Depreciation and Amortization
There was a net increase of $46.5 million in depreciation and amortization comparing the years ended December 31, 2019 and 2018, mainly attributable to: (i) accelerated amortization of the NRE management contract beginning in December 2018 through closing of the NRE sale in September 2019, (ii) acquisition of a portfolio of office and industrial buildings in France in November 2018, and (iii) amortization of investment management intangible assets acquired from DBH in July 2019. These increases were mostly offset by reductions from non-core properties that were sold or transferred to held for sale.
Provision for Loan Losses
Provision for loan losses for the year ended December 31, 2019 was $35.9 million. This included two loans due to increased uncertainty over our ability to realize our investment due to a prolonged and complicated foreclosure process. Additionally, a subordinated mezzanine position secured by an underperforming regional mall was fully reserved in 2019 due to uncertainty that the collateral value would be sufficient to satisfy any portion of our loan. We had previously recorded a provision for this loan in 2018 to reflect our estimated net recoverable value when the borrower could not perform under the restructured terms of the loan agreement. We also increased the loan loss provision on a land development loan in 2019 to reflect a lower estimated fair value of the collateral.
For the year ended December 31, 2018, provision for loan losses was $43.0 million. The higher provision was driven primarily by losses from loan sales in 2018. Other provisions in 2018 related to write-downs on certain securitized loans prior to sale of our interest in the securitization trust that resulted in a deconsolidation of the trust in June 2018, losses based upon estimated collateral value, and loans in maturity default.
Of the total provision for loan losses, $10.7 million and $17.1 million for the years ended December 31, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Impairment Loss

	Year Ended December 31,
(In thousands)	2019	2018	Change
Healthcare	$187,341	$217,524	$(30,183)
Hospitality	50,474	72,469	(21,995)
Other Equity and Debt	110,025	79,432	30,593
Other Investment Management	797,954	217,850	580,104
Unallocated	649	—	649
	$1,146,443	$587,275	559,168
Healthcare—Impairment of $187.3 million in 2019 arose from (i) a shortfall in projected operating cash flows based upon shorter holding period assumptions or a decline in operating performance coupled with additional capital expenditures; (ii) a negotiated purchase option exercised by a tenant on three hospitals; and (iii) offers received on certain net lease properties.
Of the $217.5 million impairment recorded in the year ended December 31, 2018, $212.0 million arose based upon a shortened expected hold period on certain properties, taking into consideration our expectation at the time of our ability to refinance the related debt. Such healthcare debt was successfully refinanced in June 2019. Remaining impairment in 2018 was recorded based upon sales prices and on properties previously damaged by hurricanes.
Hospitality—In the year ended December 31, 2019, an impairment was recorded based upon projected operating cash flow shortfalls related to five hotels. These projected shortfalls were driven by shorter expected holding periods, new supply deliveries and lower demand in specific markets. An additional impairment, net of a $2.3 million reversal, was also recorded in 2019 based upon final net sale proceeds generated from certain hotel sales. Most of the hotels sold in 2019 were initially impaired in 2018 when a disposition strategy was adopted.
Other Equity and Debt—Impairment was $30.6 million higher at $110.0 million in 2019 compared to 2018. The increase was driven by higher impairments on our real estate portfolio in the United Kingdom, partially offset by a reversal of impairment on our U.S multi-tenant office properties and lower impairments on our Italian portfolio and THL Hotel Portfolio. These changes in impairment were based upon final sale proceeds and revised expected sales prices in the current market.

Other Investment Management—In the year ended December 31, 2019, $0.8 billion of impairment was taken on goodwill in the other investment management segment, driven by (i) loss of future fee income as a result of the sale of the industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value in the third quarter; and (ii) the Company's pivot away from certain of its legacy investment management business as it transitions to an investment management business focused on digital real estate and infrastructure beginning in the fourth quarter (see Note 7 to the consolidated financial statements). Additionally, the NorthStar Healthcare management contract was written down by $8.6 million based upon revised future net cash flows to be generated over the remaining life of the contract.
Impairment in the year ended December 31, 2018 was related to: (i) $147.4 million on management contracts of retail vehicles, primarily $139.0 million write-off of NorthStar I and NorthStar II contracts as these contracts were terminated on January 31, 2018 and replaced in part with the CLNC management contract (refer to Note 6 to the consolidated financial statements for description of the formation of CLNC), and $7.0 million on NorthStar Healthcare contract; and (ii) write-offs of retail investor relationship of $10.1 million and NorthStar trade name of $59.5 million resulting from reassessment of future retail fundraising and a change in the Company's name in June 2018, respectively.
Unallocated—Impairment was recorded on an office operating lease asset in 2019.
Of the $1.1 billion and $587.3 million of total impairment in the years ended December 31, 2019 and 2018, respectively, $111.2 million and $95.7 million were attributable to noncontrolling interests in investment entities, respectively.
Compensation Expense
The following table provides the components of compensation expense.

	Year Ended December 31,
(In thousands)	2019	2018	Change
Cash compensation and benefits	$147,527	$165,326	$(17,799)
Equity-based compensation	31,403	38,928	(7,525)
Incentive and carried interest compensation	16,564	7,485	9,079
	195,494	211,739	(16,245)
Compensation grossed up in income and expense
NRE related cash compensation	3,576	—	3,576
Equity-based compensation—NRE and CLNC awards	32,320	9,628	22,692
	35,896	9,628	26,268
Total compensation expense	$231,390	$221,367	10,023
Compensation expense in the year ended December 31, 2019 included incremental compensation related to NRE, specifically:

•
$26.1 million of gross up of compensation costs included in other income and compensation expense, attributed to the acceleration of NRE equity awards held by certain employees upon the sale of NRE, and other cash compensation for termination and retention benefits paid by NRE to certain employees of the Company at closing of the NRE sale;

•	severance totaling $12.0 million in connection with the sale of NRE; and

•
$10.8 million of incentive compensation as a result of incentive realized by the Company upon termination of our management contract concurrent with the sale of NRE, of which $8.1 million represents incremental incentive compensation compared to 2018.

On the other hand, the year ended December 31, 2018 included (i) approximately $13.0 million of incremental compensation related to the Merger, of which $9.5 million was severance costs and $3.3 million was equity-based compensation in connection with awards granted to certain NSAM executives that vested one year from closing of the Merger; (ii) $7.8 million of incremental severance costs in connection with the Company's corporate restructuring announced in November 2018; and (iii) $1.9 million of severance costs related to contribution of our broker-dealer business to a joint venture.
Excluding the above items, compensation costs decreased $11.3 million comparing the years ended December 31, 2019 and 2018 driven by cost savings resulting from a decrease in headcount following the Company's corporate restructuring, which more than offset additional compensation expense resulting from business acquisitions in 2019, primarily DBH and a distressed hotel manager in July 2019.

Administrative Expenses
Administrative expenses were $90.4 million for the year ended December 31, 2019, a $2.1 million decrease from 2018, attributable to our ongoing cost reduction initiatives, largely offset by additional expenses in connection with businesses acquired in 2019.
Gain on Sale of Real Estate

	Year Ended December 31,
(In thousands)	2019	2018	Change
Healthcare	$1,384	$—	$1,384
Hospitality	279	—	279
Other Equity and Debt	61,253	159,598	(98,345)
	$62,916	$159,598	(96,682)
Healthcare—Gain was recorded based upon final proceeds from the sale of a skilled nursing and a senior housing portfolio, both under net leases, that had been previously impaired.
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
Gain on sale of $54.3 million and $69.0 million in the years ended December 31, 2019 and 2018, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Year Ended December 31,
(In thousands)	2019	2018	Change
Digital	$2,647	$8,845	$(6,198)
CLNC	(241,356)	(65,366)	(175,990)
Other Equity and Debt	115,927	97,416	18,511
Other Investment Management (including $11,682 and $9,525 of carried interest, respectively)	(5,920)	(40,971)	35,051
	$(128,702)	$(76)	(128,626)
Digital—Amounts represent net earnings from interest in our sponsored DCP fund and through July 2019, its manager, Digital Colony Manager, prior to its consolidation upon acquisition of DBH.
CLNC—In June 2019, we wrote down our investment in CLNC by $227.9 million given the prolonged period of time the carrying value of our investment in CLNC has exceeded its market value. The impairment was measured as the excess of carrying value over fair value of our investment based on CLNC's closing stock price on June 28, 2019, the last trading day of the second quarter. For the years ended December 31, 2019 and 2018, we also recorded our share of net loss of $13.5 million and $65.4 million, respectively, driven by allowance for loan losses and real estate impairments on CLNC's legacy non-strategic portfolio. Our share of net loss in 2019, subsequent to the recognition of impairment on our investment in CLNC, excludes $140.3 million representing our share of loan loss provision and impairment charges recorded by CLNC in the second half of 2019 that was applied to reduce the basis difference between the carrying value of our investment in CLNC and our proportionate share of CLNC's book value (see Note 6 to the consolidated financial statements).
Other Equity and Debt—Equity method earnings for the year ended December 31, 2019 increased $18.5 million compared to 2018, driven by fundings of acquisition, development and construction ("ADC") loans accounted for as equity method investments, new investments in 2019 and sales of investments that were incurring losses in prior year. These increases were partially offset by repayments of our preferred equity investments, sale of investments and additional write-down on a land development venture.
Other Investment Management—Equity method losses in 2019 and 2018 were driven by impairment charges of $20.9 million and $55.5 million, respectively, which charges were based upon recoverable values from sales of our interests in the investees and projected future operating cash flows of an investee. Excluding these charges, both periods would have recorded earnings from equity method investments of approximately $15.0 million and $14.5 million, respectively, which included unrealized carried interest allocation from our sponsored and/or co-sponsored investment vehicles of $11.7 million and $9.5 million, respectively.
Other Gain (Loss), Net
We recognized a loss of $193.3 million in the year ended December 31, 2019 compared to a gain of $51.7 million in 2018, resulting primarily from the following items:

•
$239.3 million loss in 2019 compared to a $34.0 million gain in 2018 on a non-designated interest rate swap assumed through the Merger, which was intended to hedge future refinancing risk on certain NRF mortgage debt. The swap was terminated in 2019;

•	$8.7 million of higher other-than-temporary impairment on our debt securities in 2019 resulting from uncertainty of recovery on a significant collateral in the securitization; and

•	Various non-recurring gains recorded in the year ended December 31, 2018, including:

•
$9.9 million remeasurement gain in connection with the formation of CLNC, which represents the excess of fair value over carrying value of the Company's equity interest in certain investment entities contributed to CLNC, and that were retained through the Company’s interest in CLNC (refer to Note 6 to the consolidated financial statements for description of the formation of CLNC);

•	$10.9 million gain on deconsolidation of a CDO securitization trust; and

•	$10.7 million gain on sale of commercial real estate ("CRE") securities that were previously written down.
The above items which had an unfavorable impact in 2019 compared to 2018 were partially offset by:

•	$51.4 million gain from remeasurement of our 50% interest in Digital Colony Manager upon closing of the DBH acquisition in July 2019 (see Note 2 to the consolidated financial statements);

•	$6.6 million gain in 2019 compared to $7.4 million loss in 2018 from fair value changes, including amounts realized, on equity securities of our consolidated fund; and

•	$3.1 million gain in 2019 compared to $5.1 million loss in 2018 on remeasurement of a foreign currency loan receivable in our healthcare segment.
Income Tax Benefit (Expense)
We recorded income tax expense of $14.0 million and income tax benefit of $60.0 million for the years ended December 31, 2019 and 2018, respectively. The income tax expense in 2019 arose primarily from gains recognized on the remeasurement of our preexisting interest in Digital Colony Manager upon the acquisition of DBH and from the sale of the industrial management platform. In contrast, the income tax benefit in 2018 resulted primarily from write-off of deferred tax liabilities in connection with management contract write-offs for NorthStar I and NorthStar II as the contracts were terminated on January 31, 2018 and for NorthStar/RXR New York Metro Real Estate, Inc. ("NorthStar/RXR New York Metro"), another sponsored non-traded REIT, upon termination of its offering period. The income tax benefit in 2018 was partially offset by foreign income tax expense in connection with the sale of certain European real estate.

Income from Discontinued Operations

	Year Ended December 31,
(In thousands)	2019	2018	Change
Revenues
Property operating income	$346,431	$288,367	$58,064
Fee income	11,646	7,378	4,268
Interest and other income	5,163	3,775	1,388
Revenues from discontinued operations	363,240	299,520	63,720
Expenses
Property operating expense	93,440	84,162	9,278
Interest expense	91,863	42,713	49,150
Investment and servicing expense	658	436	222
Placement fees	—	234	(234)
Depreciation and amortization	106,470	129,104	(22,634)
Impairment loss	—	948	(948)
Compensation expense—cash and equity-based	29,791	11,156	18,635
Compensation expense—carried interest	35,170	4,696	30,474
Administrative expenses	6,089	4,569	1,520
Expenses from discontinued operations	363,481	278,018	85,463
Other income (loss)
Gain on sale of real estate	1,457,892	7,633	1,450,259
Other gain, net	1,338	—	1,338
Equity method earnings, including carried interest	41,258	10,636	30,622
Income from discontinued operations before income taxes	1,500,247	39,771	1,460,476
Income tax benefit (expense)	1,550	(189)	1,739
Income from discontinued operations	1,501,797	39,582	1,462,215
Income from discontinued operations attributable to:
Noncontrolling interests in investment entities	989,358	21,260	968,098
Noncontrolling interests in Operating Company	49,391	1,113	48,278
Income from discontinued operations attributable to Colony Capital, Inc.	$463,048	$17,209	445,839
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the operations of the industrial segment and the associated management platform, and include property operations, fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, and related compensation expense. The light industrial portfolio and management platform were sold in December 2019.
The first half of 2018 also includes loss from discontinued operations of $0.1 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.
Income from discontinued operations increased $1.5 billion comparing the years ended December 31, 2019 and 2018.
The significant increase in income was driven by the following impact from disposition of the light industrial portfolio and related management platform in December 2019:

•
We realized gain on sale of real estate of approximately $1.5 billion from the light industrial portfolio and $9.4 million from the related management platform included in other gain, net. $0.9 billion of the gain from sale of real estate was attributed to noncontrolling interests in investment entities.

•
Additionally, as a result of the accretion in value of the light industrial portfolio that crystallized upon sale, as general partner of our sponsored industrial funds, we realized carried interest totaling $81.2 million, of which $12.2 million had been accrued in prior years. $69.0 million of the total carried interest was recognized in 2019 as $40.6 million of equity method earnings and $28.4 million of disproportionate allocation to the Company from noncontrolling interests in investment entities. Approximately $35.2 million of carried interest was allocated to certain employees as compensation expense in 2019.

•
In connection with the extinguishment of debt on the light industrial portfolio upon closing of the sale, deferred financing costs of $20.2 million was accelerated and recognized in interest expense, and interest rate swaps on variable rate debt were settled at a net loss of $8.0 million (included in other gain, net).

•
The gains were also partially offset by approximately $16.8 million of additional compensation expense incurred as a result of the disposition, in the form of severance and retention payments, and acceleration of equity-based compensation.

In comparison to 2018, there was an improvement in overall operating results from our light industrial portfolio through the closing of its sale in December 2019 and our bulk industrial portfolio from our acquisition in February 2019, as discussed below:

•
Property operating income and expense were $58.1 million and $9.3 million higher, respectively, resulting from continued growth in our industrial portfolio as acquisitions outpaced dispositions, in particular, the acquisition of a $1.1 billion portfolio of 50 properties in February 2019, with a net increase in total rentable square feet of 61.6 million in 2019.

•
Depreciation and amortization expense decreased $22.6 million due to cessation of real estate depreciation beginning the third quarter of 2019 upon classification of the industrial business as held for sale on June 30, 2019, largely offset by additional depreciation and amortization expense resulting from continued growth in the portfolio in the first half of 2019.

•
The positive property operating results were partially offset by an increase in interest expense of $28.9 million as we had obtained $952 million of additional debt to fund new acquisitions in 2019, along with additional draws on our industrial revolver, which capacity was expanded from $400 million to $600 million in 2019. As a result, we also incurred higher deferred financing costs and higher unused fees on the revolver. These increases, however, were partially offset by higher capitalization of interest on development projects in 2019.

•
In connection with managing third party capital in our sponsored open-end industrial fund, fee income, calculated based on net asset value of the fund, was $4.3 million higher as a result of additional capital raised and appreciation in value of our industrial properties in 2019.

Preferred Stock Redemption
In connection with preferred stock redemptions, net loss attributable to common stockholders was reduced by $5.2 million in 2019 and $4.0 million in 2018, representing the net excess of carrying value over the redemption price of $25.00 per share. We redeemed Series B and Series E in December 2019 and Series D in May 2018. The carrying value of Series E and Series D preferred stock had reflected a premium, and Series B had reflected a discount, when the preferred shares were assumed based upon their respective trading prices at the closing of the Merger.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
As a result of the Merger, the historical financial information presented as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony, and the results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017. Additionally, as a result of the formation of CLNC which closed on January 31, 2018, the historical financial information in 2018 includes one month of operating results from certain of the Company's investment entities prior to their contribution to CLNC; thereafter, 2018 reflects our share of results from our equity method investment in CLNC. Consequently, our results for 2018 are not directly comparable to 2017.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$1,960,559	$1,873,055	$87,504
Interest income	214,588	416,234	(201,646)
Fee income	144,443	216,767	(72,324)
Other income	47,352	43,484	3,868
Total revenues	2,366,942	2,549,540	(182,598)
Expenses
Property operating expense	1,150,656	1,046,313	104,343
Interest expense	552,838	536,256	16,582
Investment and servicing expense	67,113	67,455	(342)
Transaction costs	7,266	95,859	(88,593)
Placement fees	7,615	824	6,791
Depreciation and amortization	443,302	508,514	(65,212)
Provision for loan loss	43,034	19,741	23,293
Impairment loss	587,275	420,316	166,959
Compensation expense—cash and equity-based	213,882	338,766	(124,884)
Compensation expense—carried interest and incentive fee	7,485	—	7,485
Administrative expenses	92,431	106,279	(13,848)
Total expenses	3,172,897	3,140,323	32,574
Other income (loss)
Gain on sale of real estate	159,598	112,758	46,840
Other gain (loss), net	51,706	(25,814)	77,520
Equity method earnings (losses)	(9,601)	283,283	(292,884)
Equity method earnings—carried interest	9,525	—	9,525
Loss from continuing operations before income taxes	(594,727)	(220,556)	(374,171)
Income tax benefit	59,970	100,495	(40,525)
Loss from continuing operations	(534,757)	(120,061)	(414,696)
Income from discontinued operations	39,582	55,448	(15,866)
Net loss	(495,175)	(64,613)	(430,562)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(3,708)	23,543	(27,251)
Investment entities	67,994	129,996	(62,002)
Operating Company	(39,854)	(20,261)	(19,593)
Net loss attributable to Colony Capital, Inc.	(519,607)	(197,891)	(321,716)
Preferred stock redemption	(3,995)	4,530	(8,525)
Preferred stock dividends	117,097	130,672	(13,575)
Net loss attributable to common stockholders	$(632,709)	$(333,093)	$(299,616)

Property Operating Income and Property Operating Expenses

	Year Ended December 31,
(In thousands)	2018	2017	Change
Property operating income:
Healthcare	$586,855	$606,992	$(20,137)
Hospitality	848,760	815,413	33,347
Other Equity and Debt	524,944	450,650	74,294
	$1,960,559	$1,873,055	87,504
Property operating expenses:
Healthcare	$271,166	$274,528	$(3,362)
Hospitality	563,453	537,884	25,569
Other Equity and Debt	316,037	233,901	82,136
	$1,150,656	$1,046,313	104,343
Healthcare—Property operating income and expenses for the years ended December 31, 2018 and 2017 are not directly comparable as 2017 results exclude 10 days of pre-Merger results. After giving effect to the 10-day pre-Merger period in 2017, property operating income and expenses decreased $35.8 million and $10.7 million, respectively, in 2018 compared to 2017. These decreases were primarily due to three skilled nursing facilities that were converted into net lease properties in November 2017 (which resulted in income recorded net of certain operating expenses), as well as sales of our non-core healthcare properties. Additionally, property operating income was also reduced by the accelerated amortization of above-market leases following lease modifications in 2018, as well as rent concessions granted in 2018, both of which were partially offset by termination fees from an early lease termination in 2018.
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
Other Equity and Debt—Property operating income and expenses increased by $74.3 million and $82.1 million, respectively, in 2018 compared to 2017. The increases are primarily attributable to the THL Hotel Portfolio, which contributed an additional $150.9 million hotel operating income and $103.8 million of hotel operating expenses in 2018; and to a lesser extent, new real estate acquisitions in 2018. These increases were partially offset by decreases resulting from continued sales of our non-core properties, deconsolidation of a real estate investment following a third party syndication in September 2017, lease termination fee earned in 2017, as well as our contribution of $219.7 million of real estate to CLNC on January 31, 2018 which had resulted in decreases of $21.9 million in property operating income and $7.2 million in property operating expenses.
Interest Income
Interest income decreased $201.6 million in 2018 compared to 2017. The decrease can be attributed to our contribution of $1.3 billion of loans to CLNC on January 31, 2018 which reduced interest income by $130.7 million, $30.2 million decrease in interest income from sale and deconsolidation of our securitization trusts in the second quarter of 2018, consensual foreclosure of the THL Hotel Portfolio loan in July 2017 which had previously contributed interest income of $18.8 million, as well as decreases due to continuing loan repayments, payoffs and sales. These decreases more than offset new loan originations and additional drawdowns in 2018.

Fee Income
Fee income was earned from the following sources:

	Year Ended December 31,
(In thousands)	2018	2017	Change
Institutional funds	$48,624	$56,966	$(8,342)
Non-traded REITs	29,597	88,081	(58,484)
Public company (NRE)	65,258	14,003	51,255
Broker-dealer, Townsend private funds and other clients	964	57,717	(56,753)
	$144,443	$216,767	(72,324)
Fee income decreased $72.3 million in 2018 compared to 2017, resulting from:

•	sale of our investment management subsidiary, Townsend Holdings, LLC ("Townsend") in December 2017, which had contributed $55.4 million of fee income in 2017;

•
$18.2 million decrease in fee income from NorthStar Healthcare following an amendment to its advisory agreement effective in 2018 that changed its management fee basis from 1% of gross assets to 1.5% of NAV and no longer provides for acquisition fees, coupled with a decrease in its annual NAV basis effective December 2018; and

•	net decrease of $8.3 million in our institutional funds business as continued realization of investments by liquidating funds more than offset fees from new capital raised.
The decreases were partially offset by:

•	higher fees from NRE, specifically $6.4 million increase in base management fees as a result of a higher NAV in 2018 as well as $5.4 million of incentive fees earned in 2018; and

•
an approximately $2.6 million net increase in fee income from CLNC, which replaced fees from non-traded REITs, NorthStar I and NorthStar II, and has a larger fee base as we converted our on-balance sheet equity into fee generating assets under management through contribution of certain of the Company's investment entities to CLNC.

Other Income
Other income increased $3.9 million in 2018 compared to 2017, attributable primarily to (i) amounts grossed up in other income and equity-based compensation expense beginning in 2018 related to equity awards granted by CLNC and NRE to the Company and certain of its employees, and to a lesser extent, (ii) higher dividend income from a sponsored private fund that was consolidated in the third quarter of 2017, and (iii) higher CDO advisory fees following a deconsolidation of a CDO securitization trust, all of which were partially offset by (iv) lower recovery income from our loan portfolios which continue to resolve over time, and (v) lower cost reimbursement income from our sponsored retail companies, in particular following the Combination.
Interest Expense

	Year Ended December 31,
(In thousands)	2018	2017	Change
Investment-level financing:
Healthcare	$194,898	$185,256	$9,642
Hospitality	153,395	134,729	18,666
Other Equity and Debt	150,032	161,993	(11,961)
Corporate-level debt	54,513	54,278	235
	$552,838	$536,256	16,582
The $16.6 million net increase in interest expense in 2018 compared to 2017 can be attributed to the following:
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
Other Equity and Debt—Interest expense decrease approximately $12.0 million, driven by: (i) $25.2 million decrease in interest expense related to approximately $380 million of debt contributed to CLNC in January 2018, (ii) $11.7 million decrease in interest expense from the sale and deconsolidation of our securitization trusts in the second quarter of 2018, (iii) $4.1 million decrease in interest expense from deconsolidation of a real estate investment following a third party syndication in September 2017, and (iv) the effect of debt payoffs from continued sales and resolutions of our non-core investments. These decreases were partially offset by an increase of $36.2 million in interest expense due to debt assumed in the consensual foreclosure of the THL Hotel Portfolio in July 2017.
Corporate-level debt—The marginal increase in interest expense in 2018 reflects largely the effect of higher LIBOR on our junior subordinated debt, partially offset by lower utilization of our credit line.
Investment and Servicing Expense
There was a marginal $0.3 million net decrease in investment and servicing costs in 2018 compared to 2017. While higher expenses were incurred in 2018 through write-offs of cost reimbursement, organization and offering costs receivables related to certain retail companies as well as a full year of servicing and management fees in 2018 on the THL Hotel Portfolio that was foreclosed in July 2017, there was lower servicing fees on our loan portfolios due to resolutions. Additionally, 2017 included a non-employee restricted stock unit award that was fully vested in September 2017, expenses associated with the Townsend investment management business that was sold in December 2017 and the broker-dealer business that was contributed to a joint venture in April 2018, as well as fees incurred in connection with debt refinancing and restructuring.
Transaction Costs
Significant transaction costs totaling $95.9 million were incurred in 2017, of which $86.2 million was related to the Merger, consisting primarily of professional fees for legal, financial advisory, accounting and consulting services, including $66.8 million of investment banking fees. We also incurred transaction costs in connection with the acquisition of a controlling interest in a defaulted borrower, a real estate investment group in Europe ("CPI"), consensual foreclosure of the THL Hotel Portfolio and acquisition of a distressed loan portfolio in Ireland in 2017. In contrast, transaction costs of $7.3 million in 2018 consisted primarily of $3.3 million incurred related to our pending acquisition of the Latin American investment management business of The Abraaj Group.
Placement Fees
Placement fees were $7.6 million in 2018 and $0.8 million in the prior year. The higher fees in 2018 are attributed to the fundraising for our co-investment vehicle in AccorInvest while fees incurred in 2017 were in connection with fundraising for our distressed credit fund.
Depreciation and Amortization
The net decrease of $65.2 million in depreciation and amortization in 2018 compared to 2017 can be attributed to the following: (i) contribution of real estate to CLNC in January 2018 as well as real estate classified as held for sale or sold in 2017, mainly in our other equity and debt segment; (ii) deconsolidation of a real estate investment following a third party syndication in September 2017; and (iii) lower overall amortization on our investment management intangible assets following the sale of Townsend as well as write-off of management contracts, NorthStar trade name and customer relationships. These decreases were partially offset by (iv) higher expenses in 2018 on assets acquired through the Merger as 2017 results exclude 10 days of pre-Merger activities; and (v) acquisition of the THL Hotel Portfolio in July 2017.
Provision for Loan Losses

	Year Ended December 31,
(In thousands)	2018	2017	Change
Non-PCI loans	$22,557	$7,534	$15,023
PCI loans	20,477	12,207	8,270
Total provision for loan losses	$43,034	$19,741	23,293

Provision for loan losses was $23.3 million higher in 2018 compared to 2017, driven primarily by non-PCI loans in maturity default in 2018, losses on loan sales, including the sale of our interest in a securitization trust that resulted in a deconsolidation of the trust in 2018, as well as loan losses estimated based upon recoverability of underlying collateral value. Additionally, there was higher recovery in provision on PCI loans in 2017 of $6.3 million compared to $4.1 million in 2018.
Of the total provision for loan losses, $17.1 million and $10.9 million in 2018 and 2017, respectively, were attributed to noncontrolling interests in investment entities.
Impairment Loss

	Year Ended December 31,
(In thousands)	2018	2017	Change
Healthcare	$217,524	$14,375	$203,149
Hospitality	72,469	—	72,469
Other Equity and Debt	79,432	30,867	48,565
Other Investment Management	217,850	375,074	(157,224)
	$587,275	$420,316	166,959
Healthcare—In the fourth quarter of 2018, we reassessed the hold period on our healthcare properties, taking into consideration our ability to refinance the related debt with upcoming maturities. We applied a probability-weighted approach to different hold periods for each property depending upon our expected ability to refinance the related debt and determined that certain properties were impaired due to a shortened expected hold period. Aggregate impairment was measured at $212.0 million. Remaining impairment in 2018 related to properties with hurricane-related damage that were initially written down in 2017. In 2017, impairment also included write-downs on properties that were sold or held for sale and three skilled nursing properties that were converted into net lease arrangements.
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
Other Investment Management—Impairment was taken on various investment management intangible assets in both years. The impairment loss in 2017 is attributed primarily to the $316.0 million write-down in goodwill in 2017. Goodwill was not further impaired in 2018. On the other hand, higher impairments were taken on management contract intangibles in 2018, specifically a $139.0 million write-off of intangible assets related to the NorthStar I and NorthStar II management contracts that were terminated on January 31, 2018 and replaced in part with the CLNC management contract (refer to Note 6 to the consolidated financial statements for description of the formation of CLNC). In 2017, the significant management contract impairment of $55.3 million resulted from an amendment to the NorthStar Healthcare advisory agreement. Other notable impairments in 2018 included write-offs of the NorthStar trade name of $59.5 million and retail investor relationship intangible of $10.1 million.
Of the $587.3 million and $420.3 million of total impairment in 2018 and 2017, respectively, $95.7 million and $23.2 million were attributable to noncontrolling interests in investment entities, respectively.

Compensation Expense
The following table provides the components of compensation expense.

	Year Ended December 31,
(In thousands)	2018	2017	Change
Cash compensation and benefits	$140,957	$162,744	$(21,787)
Carried interest and incentive fee compensation	7,485	—	7,485
Equity-based compensation	40,525	29,838	10,687
	188,967	192,582	(3,615)
Merger-related compensation expense
Equity-based compensation for replacement awards to former NSAM executives	3,297	116,725	(113,428)
Severance and other employee transition	9,877	29,459	(19,582)
	13,174	146,184	(133,010)
Restructuring-related compensation expense
Acceleration of equity-based compensation	4,734	—	4,734
Severance	14,492	—	14,492
	19,226	—	19,226
Total compensation expense	$221,367	$338,766	(117,399)
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
Excluding the effects of above items, compensation expense decreased $3.6 million in 2018 compared to 2017, as a result of the following:

•
$21.8 million decrease in cash compensation and benefits, primarily in connection with (i) the Townsend investment management business that was sold in December 2017; and (ii) the broker-dealer business that was contributed to a joint venture in April 2018, notwithstanding severance costs incurred in 2018 in connection with the broker dealer business.

However, this decrease was largely offset by:

•
$10.7 million of higher equity-based compensation in 2018 from new equity grants, which included an $8.7 million gross-up of equity-based compensation related to equity awards granted by CLNC and NRE to the Company and its employees; and

•
$7.5 million of carried interest and incentive fee compensation accrued in 2018, of which $2.7 million relates to NRE incentive fees that were recognized during the fourth quarter of 2018, while the remaining amount relates to unrealized carried interest on certain of our sponsored private funds. All such amounts are generally not paid to management or other employees until the related carried interest and incentive fees are distributed by the investment vehicles to the Company.

Administrative Expenses
Administrative expenses were $92.4 million in 2018, a $13.8 million decrease from 2017, largely due to a decrease in expenses incurred in connection with integrating the operations of the combined entities following the Merger, including lower overall rent expense, lower administrative expenses related to the Townsend business that was sold in December 2017 and the broker-dealer business.
Gain on Sale of Real Estate
We recognized gains totaling $159.6 million in 2018 and $112.8 million in 2017 related to our Other Equity and Debt segment, of which $142.5 million and $99.8 million, respectively, resulted from sales of our European properties, the largest being $60.3 million from the sale of two Spanish industrial portfolios in November 2018, $28.6 million from the sale of a net lease office property in Norway in August 2018 and $68.1 million from the sale of two net lease properties in Switzerland in July 2017. Other notable gains include $11.2 million from a U.S. multifamily property and $6.0 million from a U.S. net lease property in the second quarters of 2018 and 2017, respectively.
Gain on sale of $69.0 million and $23.9 million in 2018 and 2017, respectively, were attributable to noncontrolling interests in investment entities.

Equity Method Earnings (Losses)

	Year Ended December 31,
(In thousands)	2018	2017	Change
Digital	$8,845	$—	$8,845
CLNC	(65,366)	—	(65,366)
Other Equity and Debt	97,416	265,079	(167,663)
Other Investment Management (including $9,525 and $0 of carried interest, respectively)	(40,971)	18,204	(59,175)
	$(76)	$283,283	(283,359)
Digital—Amounts in 2018 represent earnings from interest in our co-sponsored digital infrastructure fund and its investment manager, a joint venture with DBH.
CLNC—Our share of net loss in CLNC for 2018 was $65.4 million. The net loss was driven by a variety of factors, including: (i) significant provision for loan loss recorded on several loans, including four New York hospitality loans, four loans cross-collateralized by a variety of property types, which were foreclosed on in early 2019 with insufficient collateral value to cover the loan carrying value, and three loans collateralized by retail properties; (ii) property impairments due, in part, to a recent reduction in estimated holding period and increased vacancy; (iii) fair value loss on secondary private equity fund investments; and (iv) significant transaction costs incurred in connection with the closing of the Combination.
Other Equity and Debt—Equity method earnings in 2017 included a $191.2 million gain from the sale of our 14% interest in Starwood Waypoint Homes. Excluding this gain, earnings from investments in unconsolidated ventures was $23.5 million higher in 2018, attributable primarily to (i) new or additional fundings made on our preferred equity and ADC loan investments, (ii) increase in fair value of our AccorInvest and digital infrastructure investments held through our sponsored or co-sponsored funds, and (iii) higher net income from our interest in NRE resulting from a significant gain on sale of real estate by NRE. These increases were partially offset by (iv) reduction in earnings resulting from the contribution of certain investments to CLNC in January 2018, and (v) net loss from our private equity fund investments compared to net gain in the prior year.
Other Investment Management—We recorded losses of $41.0 million in 2018 and earnings of $18.2 million in 2017. The losses primarily resulted from $55.5 million of impairment on investments in two third party asset managers. This was partially offset by $9.5 million of carried interest allocation from our sponsored private funds, with carried interest calculated based on fair value of underlying investments of the funds, which as of December 31, 2018, was unrealized.
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

•	$10.9 million gain from deconsolidation of a CDO securitization trust in 2018;

•	$10.7 million gain from sale of CRE securities in 2018;

•	Lower impairment on CRE debt securities of $8.2 million in 2018 compared to $33.0 million in 2017;

•	$4.6 million loss upon write-off of CRE debt securities in 2017;

•
$9.9 million remeasurement gain in connection with the formation of CLNC, which represents the excess of fair value over carrying value of the Company's equity interest in certain investment entities contributed to CLNC, and that were retained through the Company’s interest in CLNC (refer to Note 6 to the consolidated financial statements for description of the formation of CLNC); and

•	$4.0 million gain from sale of loans in 2018.
The above factors were partially offset by:

•
Lower unrealized fair value gain recorded on the contingent consideration liability in connection with Colony's management internalization of $1.7 million in 2018 compared to $20.6 million in 2017, with the liability settled in 2018 (refer to Note 12 of the consolidated financial statements); and

•	$5.1 million loss in 2018 compared to $6.8 million gain in 2017 on remeasurement of a foreign currency loan receivable in our healthcare segment.
Income Tax Benefit
We recorded income tax benefit of $60.0 million in 2018 and $100.5 million in 2017.
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
In 2018, the income tax benefit resulted primarily from the write-off of deferred tax liabilities in connection with the write-off of the management contract intangible assets for NorthStar I and NorthStar II as the contracts were terminated upon closing of the Combination and for NorthStar/RXR New York Metro, another sponsored non-traded REIT, upon termination of its offering period. We also recognized foreign income tax expense in connection with the sale of certain European real estate which partially offset some of the income tax benefit recorded during the year.
Income from Discontinued Operations

	Year Ended December 31,
(In thousands)	2018	2017	Change
Revenues
Property operating income	$288,367	$284,051	$4,316
Fee income	7,378	4,022	3,356
Interest and other income	3,775	4,742	(967)
Revenues from discontinued operations	299,520	292,815	6,705
Expenses
Property operating expense	84,162	87,726	(3,564)
Interest expense	42,713	47,594	(4,881)
Investment and servicing expense	436	542	(106)
Placement fees	234	1,650	(1,416)
Depreciation and amortization	129,104	109,265	19,839
Impairment loss	948	44	904
Compensation expense—cash and equity-based	11,156	8,119	3,037
Compensation expense—carried interest	4,696	—	4,696
Administrative expenses	4,569	4,703	(134)
Expenses from discontinued operations	278,018	259,643	18,375
Other income
Gain on sale of real estate	7,633	22,504	(14,871)
Equity method earnings, including carried interest	10,636	1,868	8,768
Income from discontinued operations before income taxes	39,771	57,544	(17,773)
Income tax expense	(189)	(2,096)	1,907
Income from discontinued operations	$39,582	$55,448	(15,866)
Discontinued operations in 2018 and 2017 represent predominantly the results of operations of the industrial segment and its associated management platform, which includes property operations, fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, and related compensation expense.
Discontinued operations also consisted of: (i) a manufactured housing portfolio acquired through the Merger in January 2017, which generated $12.6 million of net income in the approximately two month period prior to its sale in March 2017; and (ii) certain properties acquired through consensual foreclosure of the THL Hotel Portfolio in July 2017, which were fully disposed in the second quarter of 2018, and generated immaterial results in both years.
Income from discontinued operations decreased $15.9 million comparing 2018 to 2017, attributed primarily to the following:

•
There was a net increase in property operating income of $4.3 million as the growth in our industrial portfolio contributed $46.4 million increase in income, largely offset by decreases in income following the sale of our manufactured housing portfolio, which contributed $33.9 million of income in 2017, and sale of properties in our THL Hotel Portfolio. Property operating expenses decreased $3.6 million as the corresponding increase in expenses in our industrial portfolio of $15.8 million was more than offset by decreases in expenses from our manufactured housing portfolio of $12.4 million and from our THL Hotel Portfolio. In 2018, our industrial portfolio recorded a net addition of 31 buildings and approximately 5.2 million rentable square feet.

•
Depreciation and amortization expense increased $19.8 million, attributable entirely to our industrial portfolio as no depreciation was recorded on our manufactured housing portfolio and THL Hotel Portfolio.

•
Interest expense decreased $4.9 million as 2017 included $9.0 million of interest expense on debt financing our manufactured housing portfolio, which was partially offset by a $4.1 million net increase in interest expense in 2018 associated with our industrial portfolio. In 2018, there was additional debt obtained to fund new industrial acquisitions, and higher unused fees on our industrial line of credit following an increase in capacity. However, these increases were partially offset by additional interest expense incurred in 2017 through accelerated amortization of deferred financing costs when we refinanced our variable rate industrial acquisition debt.

•	Impairment in both years relate to industrial properties sold or held for sale.

•
Gain on sale of real estate was higher in 2017 as it included the sale of two industrial portfolios totaling 26 buildings in the Chicago and Atlanta markets as we continued to recycle capital within the industrial portfolio.

•
Interest and other income was lower as 2017 included income generated from our manufactured housing portfolio, partially offset by higher property management income in our industrial portfolio in 2018 as we internalized property management in certain markets.

•
Cash and equity-based compensation and administrative expenses presented as discontinued operations relate to the management and operations of our industrial portfolio. Compensation was higher in 2018, reflecting the impact of growth in the portfolio and internalization of property management in certain markets.

•
In connection with our sponsored industrial open-end fund, we incurred higher placement fees in 2017 as we were actively fundraising following the first close of the fund in September 2016. Fee income, calculated based on net asset value of the fund, was $3.4 million higher in 2018 as a result of additional capital raised and appreciation in value of our industrial properties. Similarly, the increase in NAV of the fund resulted in carried interest allocated to us as general partner of the fund, which is reflected in higher equity method earnings recorded in 2018, and correspondingly in carried interest compensation accrued, which represents a portion of carried interest allocated to management and certain employees.

•	There was higher income tax expense in 2017, attributable to taxable industrial real estate sale transactions.
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
Segments
The following discussion summarizes key information on each of our seven reportable segments.
Digital Real Estate and Investment Management ("Digital")
Our digital segment is composed of (i) balance sheet interests in digital real estate; and (ii) digital real estate investment management business, which as of December 31, 2019, is represented by the following:

•
A 20.4% controlling interest in DataBank, acquired in December 2019. DataBank is a leading provider of enterprise-class data centers, connectivity and managed services. At December 31, 2019, DataBank owns eight data centers and have leasehold interests in 12 data centers, operating in nine U.S. markets. This is our inaugural direct balance sheet investment in digital real estate and represents our first step in investing in the edge/colocation data center sector, which will support future growth opportunities through potential add-on acquisitions and greenfield edge data center developments.

•
DCP, our first sponsored digital real estate and infrastructure fund which had its final closing in May 2019. DCP commitments total approximately $4.06 billion, including our $250 million commitment, of which we have funded $53 million through December 31, 2019.

•
DBH investment management business, acquired in July 2019, which currently manages DCP and six digital real estate portfolio companies, including DataBank. At December 31, 2019, our digital real estate FEEUM totaled $7 billion. Investment management products may include investment vehicles for co-investment partnerships and other managed assets, and digital credit and liquid securities products in the future.

Digital is a new segment for the Company, which, although not a material part of our operations in 2019, is where we expect substantial growth to take place, both in terms of the balance sheet and investment management through (a) further investment of capital into digital real estate and infrastructure assets and GP co-investments and (b) net inflows of third-party capital into digital-related investment strategies sponsored by the Company.
For digital real estate investments on our balance sheet, we earn rental and service income from providing use of space and/or capacity in our digital assets through long-term contracts and related service orders. In the digital investment management business, we earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.
Selected Balance Sheet Data
The following table presents key balance sheet data of our digital segment:

(In thousands)	December 31, 2019	December 31, 2018
Real estate held for investment	$846,393	$—
Intangible assets, excluding goodwill	384,595	—
Equity investments	47,891	32,354
Secured debt	539,155	—
Our digital real estate investments and associated debt financing at December 31, 2019 reside with our DataBank subsidiary, in which we have a controlling 20.4% interest. Equity investments in our digital segment represent our interest in DCP and through July 2019, its manager, Digital Colony Manager, prior to its consolidation upon acquisition of DBH.
Performance
Results of operations of our digital segment were as follows.

	Year Ended December 31,
(In thousands)	2019	2018
Total revenues	$40,407	$—
Net income	43,786	5,955
Net income attributable to Colony Capital, Inc.	40,658	5,606
Revenues from our digital segment in 2019 represent predominantly fee income from DBH, acquired in July 2019, and 12 days of property operating income from DataBank, acquired in December 2019. Additionally, our digital segment generated equity method earnings from our interest in DCP and through July 2019, in Digital Colony Manager. In 2019, net income included a $51.4 million gain from remeasurement of our 50% interest in Digital Colony Manager upon closing of the DBH acquisition in July 2019.
Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In 2019, we raised an additional $59 million in DCP, bringing total commitments to approximately $4.06 billion (including our $250 million commitment). Our acquisition of DBH brought approximately $14 billion of AUM and approximately $7 billion of FEEUM across six separately capitalized portfolio companies and $4 billion from DCP, which we previously co-managed with DBH. Subsequent to the fourth quarter of 2019, DCP invested and committed to three digital real estate and infrastructure investments and is now 73% committed (pro forma for completion of DCP's acquisition of Zayo Group Holdings, Inc. (NYSE: ZAYO), a provider of bandwidth infrastructure services in the United States and Europe).

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
At December 31, 2019, our interest in our healthcare segment was 71%.
Portfolio Overview
Our healthcare portfolio is located across 32 states domestically and in the United Kingdom (13% of our portfolio based upon NOI for the fourth quarter of 2019).
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	December 31, 2019	December 31, 2018
Real estate
Held for investment	$4,433,825	$4,995,298
Held for sale	57,664	—
Debt	2,910,032	3,213,992
The following table presents selected operating metrics of our healthcare segment:

	Number of Properties(2)	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
December 31, 2019
Senior housing—operating	83	6,388 units	86.5%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.8
Net lease—senior housing	71	4,039 units	80.7%	11.5
Net lease—skilled nursing facilities	89	10,601 beds	82.7%	5.8
Net lease—hospitals	9	456 beds	58.0%	5.5
Total	358
December 31, 2018
Senior housing—operating	83	6,388 units	86.8%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.3%	4.5
Net lease—senior housing	81	4,231 units	82.1%	11.7
Net lease—skilled nursing facilities	98	11,829 beds	82.4%	5.9
Net lease—hospitals	12	872 beds	58.1%	9.7
Total	380
__________

(1)
Occupancy represents the property operator's patient occupancy for all types except medical office buildings. Average occupancy is based upon the number of units, beds or square footage by type of facility. Occupancy percentages are presented as follows: (i) as of the last day of the quarter for medical office buildings; (ii) average for the quarter for senior housing—operating; and (iii) average of the prior quarter for net lease properties as our operators report on a quarter lag.

(2)	Data as of December 31, 2018 has been revised to reflect number of properties (previously number of buildings) to conform to current period presentation.
Revenue mix for the twelve months ended September 30, 2019 (as our operators report on a quarter lag) for properties held as of December 31, 2019 was as follows:

Payor Sources	Revenue Mix % (1)
Private Pay	59%
Medicaid	29%
Medicare	12%
Total	100%
__________

(1)
Excludes two operating partners who do not track or report payor source data. Revenue mix % is weighted based upon net operating income ("NOI") for the fourth quarter of 2019 for properties held as of December 31, 2019.

Acquisitions
In October 2019, we acquired a net leased senior housing property in the United Kingdom for $12.4 million, which was funded through a development facility with the operator of the property, pursuant to which the Company had financed the development of the property subject to a purchase option. The purchase price was equivalent to the outstanding principal balance of our development loan.
Held for Sale and Dispositions
We sold the following properties in 2019 in our effort to monetize non-core assets in our healthcare segment:

•	a portfolio of net lease skilled nursing facilities totaling 1,228 beds;

•	a net lease senior housing with 292 units, including two land parcels; and

•	three hospitals totaling 416 beds.
We received total gross proceeds of $254.3 million from these sales and paid off $89.8 million of outstanding debt on the skilled nursing facilities and senior housing. The portfolio of hospitals sold had previously been removed from the collateral pool upon refinancing of our $1.725 billion healthcare mortgage debt in June 2019, as discussed below, and our share of net proceeds received from these sales of $82.3 million therefore effectively reduced our $174 million funding for the refinancing.
At December 31, 2019, real estate properties with aggregate carrying value of $57.7 million were held for sale, comprising two portfolios of net lease skilled nursing facilities totaling 909 beds and a land parcel, which were encumbered with $50.9 million of debt.
Financing
At December 31, 2019, our healthcare portfolio was financed by $2.95 billion of outstanding debt principal, of which $0.4 billion was fixed and $2.55 billion was variable rate debt, bearing a combined weighted average interest rate of 5.13%.
In 2019, we refinanced an aggregate $2.3 billion of debt principal, extending their maturities through 2024 (including extension options), which collectively addressed all material near term healthcare debt maturities. Previous default due to debt and/or lease coverage ratios on two of the refinanced debt have been cured.
Our completed refinancings during 2019 included $1.725 billion of non-recourse fixed rate mortgage debt on certain properties in our U.S. healthcare portfolio, which was paid in full with proceeds from a new secured debt, and $250 million of new equity contribution, of which $174 million was funded by us and remainder by certain of our equity partners in the portfolio. The new $1.515 billion interest-only debt consists of $1.025 billion first mortgage debt and $490 million mezzanine debt, has an initial two year term with three one-year extension options and carries a blended interest rate of one-month LIBOR plus 3.33%. At the time of refinancing, the underlying collateral for the new debt included 158 U.S. healthcare properties or 189 buildings consisting of medical office buildings, senior housing properties, skilled nursing facilities and hospitals, but excluded certain assets that were collateral for the previous debt.
Performance
Results of operations of our healthcare segment were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$582,139	$592,455	$613,169
Net loss	(239,888)	(283,516)	(64,767)
Net loss attributable to Colony Capital, Inc.	(179,976)	(199,277)	(51,428)
Operating results at the property level are discussed under NOI below. Results summarized above include the impact of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our healthcare portfolio.
The net losses in 2019 and 2018 were driven by $187.3 million and $217.5 million of real estate impairment losses, respectively, driven mostly by shortened hold period assumptions on our properties, in particular in 2018, when we considered our ability to refinance related mortgage debt with upcoming maturities. Such debt was successfully refinanced in 2019, as discussed above. Other impairment factors include, but are not limited to, shortfalls in offer prices relative to carrying value or declining operating performance.

Net Operating Income
NOI generated by our healthcare segment, in total and by portfolio, was as follows. NOI is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$582,139	$592,455	$613,169
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(20,179)	(15,225)	(34,229)
Interest income	(31)	—	—
Other income	(336)	—	—
Property operating expenses (1)	(260,374)	(271,166)	(274,528)
NOI—Healthcare	$301,219	$306,064	$304,412
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Year Ended December 31,			Change 2019 vs. 2018		Change 2018 vs. 2017
($ in thousands)	2019	2018	2017	$	%	$	%
Senior housing—operating	$65,077	$66,343	$70,224	$(1,266)	(1.9)%	$(3,881)	(5.5)%
Medical office buildings	52,681	56,288	53,550	(3,607)	(6.4)%	2,738	5.1%
Net lease—senior housing	60,859	60,627	56,732	232	0.4%	3,895	6.9%
Net lease—skilled nursing facilities	102,527	103,225	103,051	(698)	(0.7)%	174	0.2%
Net lease—hospitals	20,075	19,581	20,855	494	2.5%	(1,274)	(6.1)%
NOI—Healthcare	$301,219	$306,064	$304,412	(4,845)	(1.6)%	1,652	0.5%
2019 vs. 2018—NOI decreased $4.8 million in 2019, largely due to a termination fee received from an early lease termination in our medical office building portfolio in 2018. Additionally, NOI on our senior housing operating portfolio decreased as higher resident service costs, primarily labor costs, were not fully absorbed through higher rents as occupancy declined due to increased competition. We also incurred higher property level legal and marketing costs in our healthcare portfolio in 2019, partially offset by lower property management fees following the termination of a third party management contract in October 2018.
2018 vs. 2017—NOI was not directly comparable as 2017 excluded 10 days of activities pre-Merger. After giving effect to the 10-day pre-Merger period in 2017, NOI in 2018 recorded a decrease of $6.6 million as a result of sales of our non-core healthcare properties, lower contractual rents and rental concessions granted in 2018, all of which were partially offset by a termination fee received from an early lease termination in our medical office building portfolio in 2018.
Industrial
Driven by a significant appreciation in value, in December 2019, we sold our light industrial portfolio and the related management platform for an aggregate gross sales price of approximately $5.7 billion. We received aggregate net proceeds, after debt settlement, transaction and other costs, of $1.2 billion, including $35.0 million held in escrow. We recorded a gain on sale of real estate of approximately $1.5 billion and other gain from sale of the management platform of $9.4 million. The escrowed funds will be released to us upon finalization of tenant reimbursements for the fiscal year 2019. $0.9 billion of the gain from sale of real estate was attributed to third party limited partners in our light industrial investment vehicles, representing noncontrolling interests in investment entities. Our bulk industrial portfolio acquired in February 2019 remains held for sale.
As previously discussed, the operating results of the industrial business are presented as discontinued operations in the consolidated statements of operations, and the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets effective June 2019.
Light Industrial
Prior to the sale, our industrial segment was primarily composed of light industrial assets throughout the U.S. Light industrial buildings are generally multi-tenant buildings up to 250,000 square feet with an office build-out of less than 20%. They are typically located in supply constrained locations and serve as the “last mile” of the logistics chain, which are vital for e-commerce and tenants that require increasingly quick delivery times by providing smaller industrial distribution spaces located closer to a company's customer base. We had pursued accretive asset acquisitions and had captured the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector, as evidenced by the accretion in value that was realized upon disposition of the portfolio.
Our investment in the light industrial portfolio had been made alongside third party limited partners through joint ventures, composed of sponsored and managed partnerships, including an industrial open-end fund. We also had a wholly owned industrial operating platform which provided vertical integration from acquisitions and development to asset management and property management. The platform was sold alongside the portfolio.
Prior to the sale, our portfolio activities in 2019 included:

•	disposition of 39 non core buildings totaling 2.5 million rentable square feet; and

•
recycling of capital into additional acquisitions of 84 buildings totaling 10.4 million rentable square feet and six land parcels for co-development with operating partners for an aggregate cost of $44.1 million, financed through $0.7 billion of debt.

At the time of sale, we had owned 33.6% of our light industrial platform through our $749.2 million capital contributions, with total third party capital of $1.66 billion, including $141.7 million of capital raised in the first quarter of 2019.
Our light industrial portfolio had totaled 450 buildings with 57.4 million rentable square feet and six parcels of land under development, financed by $2.1 billion of debt. The sale also included our commitments to acquire three buildings that were under construction. Outstanding debt of $0.3 billion was assumed by the buyer and remaining $1.9 billion repaid with proceeds from the sale at the time of closing.
Bulk Industrial
Bulk industrial buildings are warehouses generally greater than 500,000 square feet.
In February 2019, we acquired six bulk industrial buildings totaling 4.2 million square feet for $373.2 million, financed by a $235.0 million first mortgage debt.
We own 51% of our bulk industrial portfolio through a capital contribution of $72.5 million, with the remaining $70.0 million of capital contributed by a third-party institutional investor for a 49% interest in a newly formed joint venture.
The bulk industrial portfolio is held for sale with total real estate carrying value of $342.8 million, financed by debt with carrying value of $232.9 million as of December 31, 2019.
Performance
The following table summarizes the results of operations of our light industrial portfolio through the closing of the sale on December 10, 2019 and our bulk industrial portfolio from our February 2019 acquisition:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$351,594	$290,956	$243,172
Net income	1,486,691	26,749	37,497
Net income attributable to Colony Capital, Inc.	449,050	4,246	12,537
Operating results at the property level are discussed under NOI below. The significant increase in net income in 2019 reflects the approximately $1.5 billion gain from sale of the light industrial portfolio, of which our share of gain was approximately $0.5 billion.

Net Operating Income
NOI generated by our industrial segment was determined as follows. NOI is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
	2019			2018	2017
(In thousands)	Light Industrial	Bulk Industrial	Total	Light Industrial	Light Industrial
Total revenues	$334,498	$17,096	$351,594	$290,956	$243,172
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(13,340)	(1,672)	(15,012)	(11,076)	(6,665)
Interest income	(1,001)	(24)	(1,025)	(779)	(391)
Other income	—	—	—	—	(121)
Property operating expenses	(89,009)	(4,431)	(93,440)	(83,003)	(67,196)
Transaction, investment and servicing costs	—	—	—	—	(101)
Compensation and administrative expense (1)	(4,087)	—	(4,087)	(2,112)	(1,753)
NOI—Industrial	$227,061	$10,969	$238,030	$193,986	$166,945
__________

(1)	Compensation and administrative costs of employees engaged in property management and operations were included in compensation and administrative expenses.
The increase in total NOI from 2017 through 2019 reflected the continued growth of our industrial segment prior to the sale of our light industrial portfolio in December 2019, with net increase in total rentable square feet of 61.6 million in 2019 and 5.2 million in 2018. In the light portfolio, although average occupancy had decreased year over year due mainly to vacancy in newly acquired value-add properties, the overall increase in revenues from new acquisitions more than offset corresponding increase in property operating expenses, resulting in higher NOI over the three year period. Additionally, in 2019, the six buildings under the bulk portfolio contributed $11.0 million of NOI.
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
At December 31, 2019, we owned 94% of our hospitality segment.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations in California (17.7%), Texas (11.2%) and Florida (9.9%), based upon NOI before FF&E Reserve for the fourth quarter of 2019.
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	December 31, 2019	December 31, 2018
Real estate
Held for investment	$3,544,264	$3,668,824
Held for sale	16,155	69,699
Debt	2,623,306	2,603,599
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at December 31, 2019, based upon the number of rooms, is as follows:

Brands	% by Rooms
Marriott	78%
Hilton	16%
Hyatt	4%
Intercontinental	2%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	December 31,		Year Ended December 31,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)
2019
Select service	87	11,737	71.9%	$125	$90
Extended stay	66	7,936	78.8%	133	105
Full service	4	966	72.3%	161	116
Total	157	20,639	74.5%	130	97
2018
Select service	97	13,194	72.6%	$124	$90
Extended stay	66	7,936	79.5%	133	106
Full service	4	962	71.7%	163	117
Total	167	22,092	75.0%	129	97
2017
Select service	97	13,193	71.5%	$123	$88
Extended stay	66	7,936	78.7%	133	105
Full service	4	962	71.9%	159	114
Total	167	22,091	74.1%	128	95
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Held for Sale and Dispositions
In 2019, we sold ten properties in our select service hotel portfolio totaling 1,458 rooms for aggregate gross sales proceeds of $81.3 million in our effort to monetize non-core assets.
At December 31, 2019, one 120-room select service hotel with a carrying value of $16.2 million was held for sale, financed with $15.0 million of debt.
Financing
At December 31, 2019, our hotel portfolio was financed by $2.67 billion of predominantly variable rate debt, bearing a weighted average interest rate of 4.87%.
In February 2019 and November 2019, we refinanced an aggregate $1.1 billion of debt principal in three portfolios, extending their maturities between March 2024 and November 2026 (including extension options).
Performance
Results of operations of our hospitality segment were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$828,523	$849,513	$815,831
Net loss	(107,066)	(90,581)	(9,863)
Net loss attributable to Colony Capital, Inc.	(90,139)	(82,798)	(9,199)
Operating results at the property level are discussed under NOI before FF&E Reserve below. Results summarized above include the impact of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our hotel portfolio.
The higher net loss recorded in our hospitality segment in 2019 and 2018 were driven largely by real estate impairments of $50.5 million and $72.5 million, respectively, which arose mostly from shortened hold periods on certain properties. Additionally, higher financing costs were incurred in 2019 as a result of additional debt obtained through a refinancing, and as discussed below, there was a decline in hotel operating results comparing 2019 to 2018.

Net Operating Income before Reserves for Furniture, Fixtures and Equipment ("NOI before FF&E Reserve")
NOI before FF&E Reserve for our hospitality segment, in total and by type, was as follows, and is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$828,523	$849,513	$815,831
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	1,253	(25)	(74)
Other income	(2)	(556)	—
Property operating expenses (1)	(554,981)	(563,453)	(537,884)
NOI before FF&E Reserve—Hospitality	$274,793	$285,479	$277,873
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Year Ended December 31,			Change 2019 vs. 2018		Change 2018 vs. 2017
($ in thousands)	2019	2018	2017	$	%	$	%
Select service	$148,465	$153,849	$149,311	$(5,384)	(3.5)%	$4,538	3.0%
Extended stay	113,319	116,920	116,597	(3,601)	(3.1)%	323	0.3%
Full service	13,009	14,710	11,965	(1,701)	(11.6)%	2,745	22.9%
NOI before FF&E Reserve—Hospitality	$274,793	$285,479	$277,873	$(10,686)	(3.7)%	$7,606	2.7%
2019 vs. 2018—NOI before FF&E Reserve decreased $10.7 million, driven by the sale of ten hotels in 2019. Excluding the impact of the sales, hotel revenues were lower in 2019 due to incremental room demand resulting from non-recurring events in 2018 and more revenue displacements in 2019 in connection with hotels under renovation. This decrease, however, was partially offset by higher ancillary income in 2019, including parking revenues and cancellation fee income. Additionally, higher labor costs in 2019 also contributed to the decrease in NOI before FF&E Reserve.
2018 vs. 2017—NOI before FF&E Reserve was not directly comparable as 2017 excluded 10 days of pre-Merger activities. After giving effect to the 10-day pre-Merger period in 2017, NOI before FF&E Reserve in 2018 increased $3.6 million as RevPAR was 2.1% higher, driven by an increase in occupancy from 74.1% to 75.0%. This can be attributed to strong corporate, group and special event demand as well as post-renovation demand, which more than offset corresponding increase in expenses, primarily labor costs, taxes, property operations and maintenance.
Colony Credit Real Estate, Inc.
At December 31, 2019, we have a 36.4% interest (on a fully diluted basis) in CLNC with a carrying value of $725.4 million.
As part of CLNC's strategic plan, in the third quarter of 2019, CLNC bifurcated its assets into a core portfolio and a legacy, non-strategic portfolio, which will allow CLNC to focus on the divestment of its legacy, non-strategic portfolio and to redeploy the proceeds into and grow its core portfolio. In conjunction with its focus on its core portfolio, CLNC meaningfully reduced the book value of its legacy, non-strategic assets to better reflect its market value and reset its annualized dividend from $1.74 per share to $1.20 per share.
In June 2019, in connection with the preparation and review of the financial statements, we wrote down our investment in CLNC by $227.9 million due to the prolonged period of time the carrying value of our investment in CLNC had exceeded its market value. The impairment was measured based on CLNC's closing stock price of $15.50 per share on June 28, 2019, the last trading day of the second quarter, recorded as part of equity method loss.
Additionally, we recorded net losses of $13.5 million in 2019 and $65.4 million in 2018, resulting from loan loss provision and real estate impairments recorded by CLNC. Our share of net loss in 2019, subsequent to the recognition of impairment on our investment in CLNC, excludes $140.3 million representing our share of loan loss provision and impairment charges recorded by CLNC in the second half of 2019 that was applied to reduce the basis difference between the carrying value of our investment in CLNC and our proportionate share of CLNC's book value (see Note 6 to the consolidated financial statements).
At December 31, 2019, the Company's investment in CLNC was approximately $94.6 million in excess of its fair value of $630.8 million based upon the closing stock price of $13.16 per share on December 31, 2019. The Company believes that the current carrying value of its investment in CLNC is recoverable in the near term and determined that its investment in CLNC as of December 31, 2019 was not other-than-temporarily impaired. If CLNC's common stock continues to trade below the Company's carrying value for a further prolonged period of time, additional other-than-temporary impairment may be recognized in the future.
Other Equity and Debt
This segment is composed of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Strategic investments include investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on real estate or real estate-related investments, excluding digital real estate. Non-strategic investments are composed of those investments the Company does not intend to own for the long term including commercial real estate equity and debt investments and other real estate related securities, among other holdings. The Company has a 2020 asset sale and monetization target of $300 to $500 million with the goal to ultimately monetize the entire non-digital portfolio in the other equity and debt segment.
Our other equity and debt segment generated the following results of operations:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$614,551	$739,167	$873,046
Net income	87,004	266,784	568,747
Net income attributable to Colony Capital, Inc.	1,436	141,197	426,052
Investments and debt in our other equity and debt portfolio are summarized below:

(In thousands)	December 31, 2019	December 31, 2018
Real estate
Held for investment	$2,036,036	$2,161,888
Held for sale	353,724	651,303
Equity and debt investments
NRE (sold in September 2019)	—	87,696
Limited partnership interests in our sponsored and co-sponsored funds	63,102	62,187
Other equity investments (1)	1,276,059	1,026,870
N-Star CDO bonds	54,859	64,127
CMBS of consolidated fund	2,732	32,706
Loans receivable	1,505,477	1,597,214
Debt (2)	2,061,101	2,309,347
_________

(1)	Significant investments include acquisition, development and construction loans ($543.3 million) and preferred equity investments ($138.4 million).

(2)	Includes debt carrying value of $200.6 million related to real estate held for sale.
Significant activities in our other equity and debt segment in the year ended December 31, 2019 were as follows:

•	Together with our sponsored credit funds, acquired a portfolio of six hotels in France and a hotel management business, with the hotel portfolio held through an equity method investee.

•
We continued to monetize other non-strategic assets, primarily our loan portfolios and our real estate in Europe, in our efforts to streamline our business and redeploy capital to more strategic areas.

•
In September 2019, NRE sold all of its outstanding common stock for $17.01 per share. This resulted in a sale of our 11% interest in NRE, totaling 5.6 million shares of NRE common stock, which generated proceeds of approximately $96.0 million and a gain of $12.4 million, included in equity method earnings.

Other Investment Management
This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, a public non-traded healthcare REIT and interests in other investment management platforms, among other smaller investment funds. This segment also included the industrial investment management business prior to the sale of the light industrial portfolio in December 2019, and is presented as discontinued operations on the consolidated statements of operations. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.
Significant Developments in the Other Investment Management Segment in 2019
Global Credit Fund—In July 2019, we closed on our fifth global real estate credit fund (second as a public company), a United States dollar and Euro denominated fund structure primarily focused on opportunistic credit investments in Europe, with total capital commitments of approximately $428 million or €384 million (inclusive of our capital commitment of $121 million or €109 million, which may be reduced to no less than 5% of total commitments from future third party commitments).
NRE—In September 2019, NRE sold all of its outstanding common stock to a third party. Concurrent with the sale, the NRE management agreement was terminated, resulting in a termination payment by NRE of approximately $64.6 million, inclusive of $21.5 million of incentive fees for fiscal year 2019 through termination. Including the 2018 incentive fees of $5 million, we received total contractual termination payment of $70 million from NRE. Fifty percent of the incentive fees received was allocated as compensation expense. The termination also resulted in an accelerated amortization of the remaining balance of the NRE management contract intangible asset of approximately $53.7 million.
CLNC—In November 2019, the management agreement with CLNC was amended and restated to reduce the fee base to reflect CLNC's reduced book value, which resulted in a decrease in management fees effective in the beginning of the fourth quarter of 2019.
Colony Industrial—In December 2019, we completed the sale of our light industrial portfolio and related management platform. The sale did not include our in-place management contracts as the buyer acquired the entire equity interest in our light industrial portfolio, including all ownership interests held through third party capital that we previously managed. As a result, all of the gain from sale accrued to our industrial segment; however, our investment management segment, through sponsorship of the industrial funds, benefited from a realization of carried interest resulting from accretion in value of the portfolio. We realized carried interest totaling $81.2 million, of which $12.2 million had been accrued in prior years. $69.0 million was recognized in 2019 as $40.6 million of equity method earnings and $28.4 million of disproportionate allocation to the Company from noncontrolling interests in investment entities, with approximately $35.2 million allocated as compensation expense.
Non-Digital Investment Management Business—As part of the Company’s ongoing transition and rotation to an investment management and operating business focused on digital real estate and infrastructure, the Company continues to pivot away from certain of its legacy investment management business. In addition, the Company is pursuing a disposition of its management contract with CLNC, but there can be no assurance that the Company will consummate any transaction. Further, with respect to the other non-digital investment management business, the Company is exploring all potential opportunities to maximize value of the credit and opportunity fund investment management business, while minimizing balance sheet capital commitments, including, but not limited to, joint ventures with third party capital providers, sales and/or realignment of operational management.
Performance
Results of operations of our other investment management segment were as follows.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues (1)	$246,499	$176,568	$240,632
Net loss	(739,208)	(132,226)	(170,168)
Net loss attributable to Colony Capital, Inc.	(643,631)	(124,024)	(182,038)
__________

(1)
Includes cost reimbursement income from CLNC, NRE (prior to its sale) and retail companies of $17.5 million, $15.4 million and $19.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are recorded gross as income and expense in the results of operations.

Net loss in all three years were driven by impairment charges on our investment management intangible assets, and to a lesser extent, our equity method investments. Excluding these impairment charges, the other investment management segment would have recorded net income in all three years. These impairment charges were as follows:
2019—Additional impairments of $788.0 million on goodwill and $8.6 million on the NorthStar Healthcare management contract, and $20.9 million on an equity method investment. The goodwill impairment was driven by the following factors:

•
loss of future fee income as a result of the sale of the industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value in the third quarter; and

•
the Company's pivot away from certain of its legacy investment management business as it transitions to an investment management business focused on digital real estate and infrastructure beginning in the fourth quarter.

Net loss in 2019 was partially offset by the realization of carried interest from the sale of our light industrial platform totaling $33.8 million, net of compensation expense as discussed above.
2018—Impairments totaled $273.3 million, composed of (i) $147.4 million on management contracts of retail vehicles, primarily $139.0 million write-off of NorthStar I and NorthStar II contracts as these contracts were terminated on January 31, 2018 and replaced in part with the CLNC management contract, and $7.0 million on NorthStar Healthcare contract; (ii) write-offs of retail investor relationship of $10.1 million and NorthStar trade name of $59.5 million resulting from reassessment of future retail fundraising and a change in the Company's name in June 2018, respectively; and (iii) $55.5 million on investments in two third-party asset managers.
2017—Impairments totaled $375.1 million, primarily $316.0 million on goodwill as the anticipated benefits from NSAM's retail platform did not materialize, and $55.3 million on the NorthStar Healthcare management contract following an amendment to the contract.
Balance Sheet
Equity investments on the balance sheet of our other investment management segment totaling $140.0 million at December 31, 2019 and $189.8 million at December 31, 2018 generally consist of our general partner and co-general partner interests in non-digital investment vehicles we sponsor or co-sponsor, and included unrealized carried interest allocation of $21.9 million and $21.7 million, respectively, as well as interests in other real estate asset managers.
Capital Raising, Assets Under Management and Fee Earning Equity Under Management
In 2019, we raised $542 million of third party capital in our other investment management segment, driven primarily by capital raises for our global credit fund, our open-end industrial fund prior to the sale of our light industrial portfolio in December 2019, and our co-investment vehicle in AccorInvest.

Below is a summary of our third party AUM and FEEUM in connection with (i) our digital investment management business residing in the digital segment; and (ii) our other investment management segment, aggregating to $36.3 billion AUM and $19.4 billion FEEUM for the Company as a whole.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Digital segment
Other Investment Vehicles	Digital real estate and infrastructure	Earns base management fees and service fees; potential for carried interest from DCP	$13.5	$1.9	$6.8	$1.9
Other Real Estate Investment Management segment
Institutional funds	Credit funds, opportunistic funds, value-add funds, Colony industrial open end fund (portfolio liquidated in December 2019, pending distribution of final net proceeds) and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	8.5	9.5	5.6	6.4
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.5	1.2	1.4
	CC Real Estate Income Fund (3)
Public companies	NorthStar Realty Europe Corp.	NYSE-listed European equity REIT (sold in September 2019)	—	1.7	—	1.0
	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.5	3.5	2.2	3.1
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments.
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager), AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles) and Alpine (49% interest in energy investment management platform)	7.4	8.3	3.6	3.8
Subtotal - Other Investment Management segment			22.8	26.5	12.6	15.7
Total Company			$36.3	$28.4	$19.4	$17.6
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
Third party FEEUM in our other real estate investment management segment was $12.6 billion at December 31, 2019 and $15.7 billion at December 31, 2018. The decrease in FEEUM was driven by the loss of third party capital previously managed through our industrial open-end fund following the sale of our light industrial portfolio, and to a lesser extent, the sale of NRE and reduction in book value of CLNC. These decreases were partially offset by fee bearing capital from our acquisition of Colony Latam in April 2019.
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

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net loss attributable to common stockholders	$(1,152,207)	$(632,709)	$(333,093)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(93,027)	(39,854)	(20,261)
Real estate depreciation and amortization	548,766	581,264	560,922
Impairment of real estate	351,395	382,290	49,933
Gain on sales of real estate	(1,524,290)	(190,376)	(134,979)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	719,225	(202,405)	(148,329)
FFO attributable to common interests in Operating Company and common stockholders	$(1,150,138)	$(101,790)	$(25,807)
__________

(1)
For the years ended December 31, 2019, 2018 and 2017, adjustments attributable to noncontrolling interests in investment entities include $170.0 million, $180.7 million and $162.7 million of real estate depreciation and amortization, $111.2 million, $96.2 million and $23.4 million of impairment of real estate, offset by $1.0 billion, $74.5 million and $37.8 million of gain on sales of real estate, respectively.

Net Operating Income
NOI for our real estate segments represents total property and related income less property operating expenses, adjusted primarily for the effects of (i) straight-line rental income adjustments; and (ii) amortization of acquired above- and below-market lease adjustments to rental income, where applicable. For our hospitality segment, NOI does not reflect the reserve contributions to fund certain capital expenditures, repair, replacement and refurbishment of furniture, fixtures, and equipment, based on a percentage of revenues, typically 4% to 5%, that is required under certain debt agreements and/or franchise and brand-managed hotel agreements.
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

	Healthcare		Industrial		Hospitality (1)
(In thousands)	2019	2018	2019	2018	2019	2018
Net income (loss)	$(239,888)	$(283,516)	$1,486,691	$26,749	$(107,066)	$(90,581)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(20,179)	(15,225)	(15,012)	(11,076)	1,253	(25)
Interest income	(31)	—	(1,025)	(779)	—	—
Other income	(336)	—	—	—	(2)	(556)
Interest expense	192,621	194,898	91,863	42,713	169,781	153,395
Transaction, investment and servicing costs	16,351	9,017	658	307	7,811	8,410
Depreciation and amortization	161,115	164,389	106,470	129,104	145,424	144,528
Provision for loan losses	—	213	—	—	—	—
Impairment loss	187,341	217,524	—	948	50,474	72,469
Compensation and administrative expense	8,973	8,970	31,793	13,613	7,841	7,665
Gain on sale of real estate	(1,384)	—	(1,457,892)	(7,633)	(279)	—
Other gain (loss), net	(2,752)	4,803	(1,338)	—	(1,342)	49
Income tax (benefit) expense	(612)	4,991	(4,178)	40	898	(9,875)
NOI / NOI before FF&E Reserve	$301,219	$306,064	$238,030	$193,986	$274,793	$285,479
__________

(1)	NOI for the hospitality segment excludes FF&E Reserve which is determined based on a percentage of revenues.
Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target digital assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our traditional commercial real estate and digital real estate investments;

•	distributions to our common and preferred stockholders;

•	acquisitions of common stock under our common stock repurchase program and potentially other corporate securities; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	cash flow generated from our investments, both from operations and return of capital;

•	fees received from our investment management business, including incentive payments and carried interest;

•	proceeds from full or partial realization of investments and/or businesses;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.
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
Common Stock—Our board of directors declared the following dividends in 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 27, 2019	March 29, 2019	April 15, 2019	$0.11
May 7, 2019	June 28, 2019	July 15, 2019	0.11
August 6, 2019	September 30, 2019	October 15, 2019	0.11
November 6, 2019	December 31, 2019	January 15, 2020	0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock as follows:

		Shares Outstanding December 31, 2019 (in thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series G	7.5%	3,450	$1,617	$0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		41,350	18,516
Series B (redemption pending settlement)	8.25%	6,114	3,153	0.5156250
Series E (redemption pending settlement)	8.75%	10,000	5,469	0.5468750
		57,464	$27,138
Notices of redemption for remaining outstanding shares of Series B and all outstanding shares of Series E preferred stock were issued in December 2019, which redemptions were settled in January 2020.
Common Stock Repurchases
During the year ended December 31, 2019, we repurchased 652,311 shares of our class A common stock at an aggregate cost of approximately $3.2 million or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by our board of directors in May 2018 and extended in May 2019 for an additional one year term. As of February 25, 2020, $246.7 million remained outstanding under the May 2018 stock repurchase program.

Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our real estate properties. We also generate interest income from commercial real estate related loans and securities as well as receive periodic distributions from some of our equity investments, including our GP co-investments. Such income is partially offset by interest expense associated with borrowings on our investments.
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
In December 2019, we sold our light industrial portfolio, including its associated management platform, for an aggregate gross sales price of $5.7 billion and received aggregate net proceeds, after debt settlement, transaction and other costs, of $1.2 billion. We have applied a portion of the proceeds into the acquisition of DataBank which closed in December 2019, payoff of the outstanding balance on our corporate credit facility that was used to finance our acquisition of DBH, and redemption of our Series B and Series E preferred stock which were settled in January 2020. We continue to seek opportunities to redeploy the proceeds into new digital investments, including general partner co-investments, permanent balance sheet investments and warehouse investments for future vehicles, as well as for our capital structure enhancement and other uses.
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 10 to the consolidated financial statements.
Our ability to raise and access third party capital in our sponsored investment vehicles allows us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 10 to the consolidated financial statements, the Credit Agreement, which was amended in April 2019, provides a secured revolving credit facility in the maximum principal amount of $750 million, which may be increased to a maximum capacity of $1.125 billion, subject to customary conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of February 25, 2020, the borrowing base valuation was sufficient to permit borrowings of up to the full $750 million commitment, of which the full amount was available to be drawn.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement and as amended in April 2019. As of December 31, 2019, we were in compliance with the financial covenants.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes issued by us and that remain outstanding are described in Note 10 to the consolidated financial statements.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
There were no public offerings of securities in 2019 and 2018.

Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$170,868	$506,965	582,546
Investing activities	4,198,938	(268,213)	1,666,387
Financing activities	(3,779,586)	(788,404)	(1,364,381)
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
Our operating activities generated cash of $170.9 million, $507.0 million and $582.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.
Significant operating cash activities noted in these periods included the following:

•
In 2019, (i) receipt of $64.6 million of incentive and termination fee from NRE upon termination of our management agreement concurrent with the sale of NRE, (ii) receipt of carried interest, net of carried interest compensation, realized upon disposition of our light industrial portfolio of $35.2 million, and (iii) payment of $365.1 million for settlement of the $2.0 billion notional forward starting interest rate swap assumed through the Merger; and

•	In 2017, payment of Merger-related costs, primarily $66.8 million of success-based fees to investment bankers.
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
Our investing activities generated net cash inflows in 2019 and 2017, and net cash outflows in 2018.
2019—We recorded a net cash inflow of $4.2 billion from investing activities. There were significant cash activities generated by our real estate investments with the receipt of $6.1 billion of proceeds from real estate sales, which were offset by payments of $1.9 billion for real estate acquisitions during the year. In particular, we had acquired a large 50 building portfolio in our industrial segment for $1.1 billion in February 2019 and in December 2019, we received proceeds from the sale of our entire light industrial portfolio of $5.1 billion, net of $0.3 billion of debt assumed by the buyer, closing costs and other prorations. Net cash inflows were also generated from our equity and debt investments totaling $311.3 million, which included $96.0 million of proceeds from sale of our interest in NRE. On the other hand, cash paid for business acquisitions, specifically $181.2 million for DBH and $182.7 million for DataBank partially offset the net cash inflows in 2019.
2018—There was a net cash outflow of $268.2 million from investing activities. This was driven primarily by net cash outflows of $485.1 million related to our real estate investments as acquisitions and capital expenditures aggregating $1.35 billion exceeded proceeds from sales totaling $864.3 million. Other net cash outflows included a contribution of $141.2 million of cash and restricted cash to CLNC as part of the Combination transaction, and $548.2 million of new equity investments or additional contributions to existing investments. On the other hand, our loan and securities portfolio generated net cash inflows of $291.9 million, which included $142.3 million from sale of our equity interests in two securitization trusts. We also received $231.0 million from sales of our equity investments, which included $132.6 million from sale of our interests in certain third-party private equity funds, and $433.1 million of return of capital from our equity investments, of which $142.3 million was from our initial investment in a digital real estate infrastructure joint venture with DBH as we raised third party capital through DCP.

2017—Investing activities generated significant net cash inflows of $1.7 billion resulting from our initiative to monetize non-core investments during the year. This included net proceeds of $500.5 million from sale of our interest in Starwood Waypoint Homes, $454.6 million from sale of the Townsend investment management business, sale of various non-core real estate investments totaling $1.6 billion, of which $664.4 million was from the sale of our manufactured housing portfolio acquired in the Merger. Our loan and securities portfolio also generated net cash inflow of $435.7 million, with receipts aggregating $1.4 billion, primarily from loan repayments, exceeding cash outlays totaling $983.3 million, which included $590.5 million for the acquisition of a distressed loan portfolio in Ireland. These cash inflows were partially offset by real estate acquisitions and capital expenditures of $1.3 billion, as well as net cash outflow of $297.5 million for additional contributions and/or new equity investments, net of distributions received from these investments. Additionally, although the Merger was completed in an all-stock exchange in 2017, we assumed certain liabilities of NSAM and NRF which arose as a result of the Merger and were settled shortly after the Closing Date. These amounts included approximately $226.1 million which was paid to former NSAM stockholders, representing a one-time special dividend, and approximately $78.9 million in payroll taxes representing shares that were canceled and remitted to taxing authorities on behalf of employees whose equity-based compensation was accelerated and fully vested upon closing of the Merger. Cash and restricted cash assumed of $437.4 million is presented net of these payments as an investing cash inflow in the consolidated statement of cash flows in 2017.
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
Financing activities generated net cash outflows in all three years.
2019—Net cash used in financing activities was $3.8 billion. Debt repayments exceeded borrowings by $1.2 billion, driven by financing activities in our industrial segment. In particular, we repaid $1.2 billion of debt upon disposition of our light industrial portfolio in December 2019, of which $952.0 million had been borrowed during the year. Distributions to noncontrolling interests exceeded contributions by $2.3 billion, with distributions of net proceeds to noncontrolling interests of $2.3 billion from the sale of our light industrial portfolio. Compared to prior years, common stock repurchase activity was significantly reduced at 0.7 million shares for $10.7 million and dividend payments were lower at $322.7 million as a result of lower per share dividends beginning in the second quarter of 2018 combined with dividend savings from common stock repurchases and preferred stock redemptions throughout 2018 and in the first quarter of 2019.
2018—Net cash used in financing activities was $788.4 million. Repurchases of 54.8 million shares of common stock and redemption of our Series D preferred stock totaling $543.1 million were funded through our investing and operating activities, unlike in 2017 when they were funded through the issuance of new securities. Dividend payments to common stockholders of $310.5 million, however, was lower than in 2017, following additional common stock repurchases and a reduction in dividend rates in 2018, while dividend payment to preferred stockholders was $120.7 million. Our debt financing activities also generated net cash outlay of $273.6 million as repayments exceeded borrowings. These cash outlays were partially offset by net cash inflow of $501.0 million from noncontrolling interests as contributions exceeded distributions.
2017—Net cash used in financing activities was $1.36 billion. Common stock repurchases and preferred stock redemptions totaling $936.0 million were largely funded by proceeds totaling $638.1 million from the issuance of our new Series I and Series J preferred stock. Dividend payments to common and preferred stockholders were $612.3 million and our debt financing activities resulted in net cash outlay of $629.2 million as repayments exceeded borrowings. These cash outlays were partially offset by net cash inflow of $202.8 million from noncontrolling interests as contributions exceeded distributions, including $330 million contribution from sale of a minority interest in our healthcare platform.
Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations, commitments and contingencies on an undiscounted basis at December 31, 2019 and the future periods in which we expect to settle such obligations, commitments and contingencies. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to December 31, 2019 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	2025 and Thereafter
Corporate credit facility (1)	$5,410	$2,669	$2,741	$—	$—
Convertible and exchangeable senior notes (2)	674,047	26,754	424,240	203,962	19,091
Secured debt (3)	9,951,741	795,333	3,256,096	4,000,126	1,900,186
Junior subordinated notes	502,100	13,591	27,108	27,145	434,256
Lease obligations—investment properties (4)	296,466	17,295	33,862	34,114	211,195
Lease obligations—corporate offices (5)	67,552	10,314	17,809	16,092	23,337
	11,497,316	$865,956	$3,761,856	$4,281,439	$2,588,065
Deferred consideration—DBH	32,500
Contingent consideration—THL Hotel Portfolio	9,330
Lending commitments (6)	128,017
Investment commitments (7)	401,630
Total	$12,068,793
__________

(1)
There were no borrowings outstanding at December 31, 2019. Amounts represent the unused commitment fee of 0.35% per annum through the extended maturity date of January 2022. Future obligations under the credit facility could differ materially if we borrow on the credit facility in the future. See “—Liquidity and Capital Resources."

(2)
The convertible and exchangeable senior notes mature on their respective due dates, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. Amounts reflect future principal and interest payments through contractual maturity dates of the respective notes. See Note 10 to the consolidated financial statements.

(3)
Amounts include minimum required principal payments or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or variable rate interest obligations and unused commitment fee on investment level credit facilities, through initial maturity dates of the respective secured debt or extended maturity dates if extension criteria are met and the extension option is at the Company's discretion. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral. Interest on variable rate debt was determined based on the applicable index at December 31, 2019. Includes investment-level debt with total principal of $515.6 million financing assets held for sale at December 31, 2019. See Note 10 to the consolidated financial statements.

(4)
We assumed noncancelable leases on powered shell spaces for data enters and operating ground leases as lessee or sublessee in connection with certain properties acquired. The amounts represent fixed lease payments on real estate held for investment only, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Certain lease payments under ground leases are recoverable from tenants.

(5)	We lease office space under noncancelable operating leases. The amounts reflect only fixed lease payments and do not project any potential escalation or other variable lease payments.

(6)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future draw requests meet the terms to qualify for such fundings. Amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests. Potential future commitments that we have approved but are not yet legally binding at December 31, 2019 are not included. See Note 5 to the consolidated financial statements.

(7)
Amounts are in connection with our investments in unconsolidated ventures, including ADC arrangements accounted for as equity method investments, property acquisitions as well as commitments to third party-sponsored funds and Company-sponsored funds that are not consolidated. Potential future commitments that we have approved but are not yet legally binding at December 31, 2019 are not included. See Notes 4 and 6 to the consolidated financial statements.

Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. We believe that the likelihood of making any payments under the guarantees is remote and no liability has been recorded at December 31, 2019.
In connection with the THL Hotel Portfolio, we entered into guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $75 million. The Company has similar provisions related to its hotel portfolio in the hospitality segment, but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to these franchisors.
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
Impairments
Real Estate—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply either a probability-weighted cash flows approach or the single-most-likely estimate of cash flows approach, whichever is more appropriate under the circumstances. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property for the duration of the estimated hold period of each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, expected capitalization rates at exit, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses.
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
See Note 12 to the consolidated financial statements for a discussion of real estate impairment.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral dependent loans are written down to the fair value of the collateral less disposal cost through a provision and a charge-off against allowance for loan losses.
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
See Note 6 to the consolidated financial statements for a discussion of impairment to equity method investments. There was no impairment recorded on equity investments under the measurement alternative.
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
See Note 7 to the consolidated financial statements for a discussion of our impairment assessment of investment management intangible assets and goodwill.
Principles of Consolidation—Variable Interest Entity
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
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
See Note 13 to the consolidated financial statements for a discussion of our consolidation assessment of VIEs.
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
See Note 12 to the consolidated financial statements for further description of fair value measurements, in particular Level 3 fair values.
Revenues
Significant revenue streams include property operating income and fee income, as follows:
Property operating income includes the following:
Lease Income
Lease income is composed of rental income, and variable lease income for tenant reimbursements, and resident fee income from healthcare properties. The nonlease components of tenant reimbursements for net leases and ancillary services within resident fee income are combined with their respective lease components and accounted for as a single component under the lease standard.
The Company evaluates collectability of lease payments based upon the creditworthiness of the lessee and recognizes lease income only to the extent collection of all amounts due over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable.
Rental Income and Tenant Reimbursements—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed from the tenants, is capitalized. For Company-owned tenant improvements, the amounts funded by or reimbursed from the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
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
Resident Fee Income—Resident fee income is earned from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities is recorded when services are rendered based on terms of their respective lease agreements.
Hotel Operating Income
Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists of:

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

Equity Method Earnings
The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. Additionally, the Company may earn carried interest related to its general partner or equivalent interests in sponsored or co-sponsored investment vehicles, which represents a disproportionate allocation of returns based on the performance of the investment vehicles subject to the achievement of minimum return hurdles. To the extent the investment vehicles qualify for investment company accounting, their underlying results and consequently, the calculation of carried interests, reflect changes in fair value of their investments each period. The amount of carried interest recognized based on the cumulative performance of each investment vehicle if it were liquidated as of the reporting date may be subject to reversal until such time the carried interest, if any, is realized. Realization of carried interest generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition, pursuant to the governing documents of the investment vehicles.
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
See Note 21 to the consolidated financial statements for further description of deferred income taxes and realizability of net deferred tax assets.
Recent Accounting Updates
The impact of accounting standards adopted in 2019 and the potential impact of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 15 of this Annual Report.
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
As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate financial assets may increase. Fluctuations in LIBOR and/or any alternative reference rate may affect the amount of interest income we earn on our floating rate borrowings and interest expense we incur on borrowings indexed to such reference rate, including under credit facilities and investment-level financing.
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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. At December 31, 2019, we did not have any outstanding interest rate swap positions. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at December 31, 2019, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at December 31, 2019, all of which were under 2% at December 31, 2019.

($ in thousands)	+2.00%	+1.00%	-1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$145,784	$81,529	$(73,103)	$(126,799)
Amount attributable to noncontrolling interests in investment entities	43,846	23,904	(19,697)	(33,565)
Amount attributable to Operating Company	$101,938	$57,625	$(53,406)	$(93,234)
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
At December 31, 2019, we had approximately €517.9 million and £275.5 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $9.1 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.3 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at December 31, 2019, including notional amounts and key terms, is included in Note 11 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2019.
Changes in Internal Control over Financial Reporting
Except as set forth below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We acquired DataBank on December 20, 2019. Management is currently evaluating the policies, processes, systems and operations for DataBank. For the year ended December 31, 2019, we implemented certain controls and procedures relative to the acquisition of DataBank including financial reviews, policies and procedures, disclosure controls and procedures and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting. As of and for the year ended December 31, 2019, DataBank represented 8.7% and 0.3% of total assets and total revenues, respectively.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the SEC, management has elected to exclude DataBank from its assessment of the effectiveness of our internal control over financial reporting. DataBank represents $1.7 billion of assets, $0.8 billion of liabilities and $6.0 million of revenues as of and for the year ended December 31, 2019. Based on our evaluation, except as it relates to DataBank, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We are in the process of integrating DataBank into our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Capital, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Colony Capital, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Colony Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Databank Holdings, Ltd. (Databank), which is included in the 2019 consolidated financial statements of the Company and constituted $1.7 billion and $0.8 billion of assets and liabilities, respectively, as of December 31, 2019 and $6.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Databank.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules, and our report dated March 2, 2020, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2020

Item 9B. Other Information.
Management and Board Changes
On February 25, 2020, Justin Metz resigned as a member of the Company’s board of directors, including as a member of its risk committee and nominating and corporate governance committee, effective as of February 25, 2020. Mr. Metz’s decision was not a result of any disagreement with the Company on any matter relating to its operations, polices or practices. In furtherance of the previously announced process undertaken by the nominating and corporate governance committee of the Company’s board of directors, the Company has engaged a third party consultant/executive search firm to assist the Company’s board of directors, including its nominating and corporate governance committee, in evaluating Board composition, governance and refreshment matters, with a focus on identifying potential director candidates with appropriate digital experience to join our Board as we continue to execute on our digital evolution. This process is ongoing as the nominating and corporate governance committee continues to evaluate the composition of the Board and search for new director candidates.
In addition, on February 26, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Kevin Traenkle in connection with Mr. Traenkle’s previously announced resignation as the Company’s Chief Investment Officer, effective as of February 29, 2020 (the “Separation Date”).
Pursuant to the Separation Agreement, and provided that Mr. Traenkle executes a supplemental release of claims, attached as an annex to the Separation Agreement (the “Supplemental Release”), within 21 days following the Separation Date and does not revoke the Supplemental Release within seven days of such execution, Mr. Traenkle will receive the benefits and payments provided for in his employment agreement, as amended (as described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 28, 2019) consisting of (i) a lump sum cash payment equal to two times the sum of his base salary and average annual bonus with respect to the three prior calendar years, (ii) a pro-rated target bonus for the year of termination, (iii) his cash bonus for 2019 in the amount of $1,870,341, paid on February 27, 2020 (the same date as the payment of cash bonuses for all of the Company’s employees), (iv) continued medical, dental and vision benefits at active employee rates for 24 months following the Separation Date, and (v) full vesting of all equity-based awards of the Company and CLNC, carried interests and other like compensation that he holds to the extent unvested on the Separation Date. In addition, under the Separation Agreement, Mr. Traenkle received an additional lump sum payment of $833,333.
Mr. Traenkle’s receipt of the foregoing benefits is conditioned upon his execution of the Supplemental Release (and not revoking such release within the applicable revocation period), which contains a general release of claims by Mr. Traenkle against the Company.
In connection with his separation from the Company, Mr. Traenkle also resigned as CLNC’s Chief Executive Officer and President effective as of the Separation Date. Mr. Traenkle is expected to continue to serve as a non-management member of CLNC’s board of directors while the Company pursues a disposition of its management agreement with CLNC.
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
These changes impact us and our stockholders in various ways, some of which are adverse relative to prior law, and this summary of material U.S. federal income tax considerations incorporates these changes where material. To date, the IRS has issued only some guidance with respect to certain provisions of H.R. 1. There are numerous interpretive issues and ambiguities that still require guidance and that are not clearly addressed in the legislative history that accompanied H.R. 1 and additional technical corrections legislation is still needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon.
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
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “—Interest Deduction Limitation Enacted by H.R. 1.”
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
On August 11, 2017, the IRS issued Revenue Procedure 2017-45, authorizing elective stock dividends to be made by public REITs. Pursuant to this revenue procedure, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
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
Interest Deduction Limitation Enacted by H.R. 1
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by H.R. 1, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.
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

While withholding under FATCA would have applied to payments of gross proceeds from the sale or disposition of our stock received after December 31, 2018, proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued.
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
Other Tax Consequences
Tax Aspects of Colony Capital’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes, which we refer to, individually, as a Partnership and, collectively, as the Partnerships. The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). The Company’s capital interest in a Partnership is calculated based on either the Company’s percentage ownership of the capital of the Partnership or based on the allocations provided in the applicable partnership or limited liability company operating agreement, using the more conservative calculation. Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Colony Capital, Inc. (the Company), as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Impairment
Description of the Matter
As more fully disclosed in Note 12 to the consolidated financial statements, the Company recorded approximately $347.8 million in impairment losses related to real estate assets classified as held for sale or sold during the year ended December 31, 2019 and real estate assets classified as held for use that are not expected to be recovered through future undiscounted cash flows.
Auditing the Company’s assessment of the recoverability of its real estate assets is highly judgmental due to the significant estimation in assessing the current and estimated future cash flows, the anticipated hold period, and the exit capitalization rates for the Company’s real estate assets. In December 2019, the Company disclosed its planned strategic evolution to focus its future capital raising and investments on digital real estate and infrastructure.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate the recoverability and estimate the fair value of its real estate assets, including controls over management’s development and review of the significant inputs and assumptions used in the estimates.
We obtained the Company’s assessments of quantitative and qualitative indicators of impairment for a sample of its real estate assets. To test these assessments, we obtained supporting documentation and evaluated contrary evidence, to the extent such information was available. For a sample of properties subject to a quantitative impairment assessment, we obtained supporting documentation to substantiate key inputs used in the assessment, compared the significant assumptions used to estimate future cash flows to current industry and economic trends, and tested the arithmetic accuracy of management’s calculations. We also involved our valuation specialists to assist us in evaluating the reasonableness of significant assumptions used in the fair value estimate and consistency of such assumptions with external data sources.

Impairment of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill related to its investment management segment was $726.6 million. As more fully disclosed in Notes 1, 2 and 7 to the consolidated financial statements, the Company tests goodwill for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the year ended December 31, 2019, the Company recorded impairment of approximately $788 million related to the investment management segment.
Auditing management’s impairment assessment for goodwill is highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimates are sensitive to significant assumptions including, but not limited to, forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, incentive fee multiples, and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s determination and review of the significant assumptions described above.
We obtained supporting documentation to substantiate key inputs used in the assessment, compared the significant assumptions used to estimate future cash flows to Company forecasts and market data, performed a sensitivity analysis to evaluate the assumptions that were most significant to the estimate, and tested the arithmetic accuracy of management’s calculations. We also involved our valuation specialists to assist us in evaluating the reasonableness of significant assumptions used in the fair value estimate and consistency of such assumptions with external data sources.

Business Combinations—Recognition of acquired assets and liabilities
Description of the Matter
As more fully discussed in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisitions of Digital Bridge Holdings LLC (“DBH”) and DataBank Holdings, Ltd. (“DataBank”) for $328.6 million and $185.7 million, respectively, during the year ended December 31, 2019. As explained in Notes 2 and 3 to the consolidated financial statements, the transactions were accounted for as business combinations, and as such, the acquired assets, assumed liabilities and noncontrolling interests are recorded at their preliminary fair values.
Auditing the Company’s accounting for the DBH and DataBank acquisitions was complex due to the significant estimation required by management in determining the preliminary fair value of the acquired tangible and intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure fair value of the tangible and intangible assets as well as the sensitivity of the respective fair values to the underlying assumptions. The Company utilized discounted cash flows method, relief from royalty method, and third party appraised values to measure the preliminary fair value of the acquired intangible assets and third party appraisals to measure the preliminary fair value of the acquired tangible assets. The more significant assumptions utilized included estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the preliminary fair value of acquired tangible and intangible assets, including controls over the Company’s review of the assumptions underlying the preliminary fair value analysis, the cash flow projections, and the accuracy of the underlying data used. For example, we tested controls over the determination of preliminary fair value of acquired tangible and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
To test the fair values of acquired tangible and intangible assets used in the preliminary purchase price allocation, we performed audit procedures that included, among others, evaluating the valuation methods and significant assumptions used by management, testing the completeness and accuracy of the underlying data supporting the determination of the various inputs, and testing its clerical accuracy. Finally, we involved our valuation specialists to assist us in evaluating the methodologies used by the Company, performing procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates, and performing corroborative calculations to assess the reasonableness of the acquired tangible and intangible assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
March 2, 2020

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,205,190	$461,912
Restricted cash	203,923	364,605
Real estate, net	10,860,518	10,826,010
Loans receivable, net	1,552,824	1,659,217
Equity and debt investments ($457,693 and $142,130 at fair value, respectively)	2,313,805	2,529,747
Goodwill	1,452,891	1,514,561
Deferred leasing costs and intangible assets, net	638,853	445,930
Assets held for sale	870,052	3,969,635
Other assets ($21,386 and $33,558 at fair value, respectively)	682,648	400,143
Due from affiliates	51,480	43,489
Total assets	$19,832,184	$22,215,249
Liabilities
Debt, net	$8,983,908	$8,975,372
Accrued and other liabilities ($136,861 and $141,711 at fair value, respectively)	1,015,898	634,144
Intangible liabilities, net	111,484	147,470
Liabilities related to assets held for sale	268,152	1,218,495
Due to affiliates	34,064	—
Dividends and distributions payable	83,301	84,013
Preferred stock redemptions payable	402,855	—
Total liabilities	10,899,662	11,059,494
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	6,107	9,385
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 and $1,436,605 liquidation preference, respectively; 250,000 shares authorized; 41,350 and 57,464 shares issued and outstanding, respectively	999,490	1,407,495
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 487,044 and 483,347 shares issued and outstanding, respectively	4,871	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,553,599	7,598,019
Accumulated deficit	(3,389,592)	(2,018,302)
Accumulated other comprehensive income	47,668	13,999
Total stockholders’ equity	5,216,043	7,006,052
Noncontrolling interests in investment entities	3,254,188	3,779,728
Noncontrolling interests in Operating Company	456,184	360,590
Total equity	8,926,415	11,146,370
Total liabilities, redeemable noncontrolling interests and equity	$19,832,184	$22,215,249

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Property operating income	$1,856,409	$1,960,559	$1,873,055
Interest income	166,771	214,588	416,234
Fee income ($220,584, $143,218 and $180,892 from affiliates, respectively)	223,915	144,443	216,767
Other income ($64,226, $34,695 and $25,630 from affiliates, respectively)	79,259	47,352	43,484
Total revenues	2,326,354	2,366,942	2,549,540
Expenses
Property operating expense	1,090,909	1,150,656	1,046,313
Interest expense	535,538	552,838	536,256
Investment and servicing expense	78,258	67,113	67,455
Transaction costs	3,607	7,266	95,859
Placement fees	1,802	7,615	824
Depreciation and amortization	489,792	443,302	508,514
Provision for loan loss	35,880	43,034	19,741
Impairment loss	1,146,443	587,275	420,316
Compensation expense—cash and equity-based	214,826	213,882	338,766
Compensation expense—carried interest and incentive fee	16,564	7,485	—
Administrative expenses	90,356	92,431	106,279
Total expenses	3,703,975	3,172,897	3,140,323
Other income (loss)
Gain on sale of real estate	62,916	159,598	112,758
Other gain (loss), net	(193,302)	51,706	(25,814)
Equity method earnings (losses)	(140,384)	(9,601)	283,283
Equity method earnings—carried interest	11,682	9,525	—
Loss from continuing operations before income taxes	(1,636,709)	(594,727)	(220,556)
Income tax benefit (expense)	(14,003)	59,970	100,495
Loss from continuing operations	(1,650,712)	(534,757)	(120,061)
Income from discontinued operations	1,501,797	39,582	55,448
Net loss	(148,915)	(495,175)	(64,613)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,559	(3,708)	23,543
Investment entities	990,360	67,994	129,996
Operating Company	(93,027)	(39,854)	(20,261)
Net loss attributable to Colony Capital, Inc.	(1,048,807)	(519,607)	(197,891)
Preferred stock redemption (Note 14)	(5,150)	(3,995)	4,530
Preferred stock dividends	108,550	117,097	130,672
Net loss attributable to common stockholders	$(1,152,207)	$(632,709)	$(333,093)
Basic loss per share
Loss from continuing operations per basic common share	$(3.38)	$(1.31)	$(0.70)
Net loss per basic common share	$(2.41)	$(1.28)	$(0.64)
Diluted loss per share
Loss from continuing operations per diluted common share	$(3.38)	$(1.31)	$(0.70)
Net loss per diluted common share	$(2.41)	$(1.28)	$(0.64)
Weighted average number of shares
Basic	479,588	496,993	532,600
Diluted	479,588	496,993	532,600

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(148,915)	$(495,175)	$(64,613)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	6,366	(1,809)	5,849
Available-for-sale debt securities	12,052	(18,645)	15,918
Cash flow hedges	(767)	(487)	—
Foreign currency translation	(24,234)	(81,135)	216,262
Net investment hedges	27,541	33,747	(70,661)
Other comprehensive income (loss)	20,958	(68,329)	167,368
Comprehensive income (loss)	(127,957)	(563,504)	102,755
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,559	(3,708)	23,543
Investment entities	973,447	34,573	218,013
Operating Company	(89,793)	(41,719)	(15,789)
Comprehensive loss attributable to stockholders	$(1,014,170)	$(552,650)	$(123,012)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2016	$607,200	$1,672	$2,443,100	$(246,064)	$(32,109)	$2,773,799	$2,453,938	$389,190	$5,616,927
Net income (loss)	—	—	—	(197,891)	—	(197,891)	129,996	(20,261)	(88,156)
Other comprehensive income	—	—	—	—	74,879	74,879	88,017	4,472	167,368
Merger consideration (Note 3)	1,010,320	3,891	5,706,243	—	—	6,720,454	—	—	6,720,454
Payment of accrued dividends on preferred stock assumed in Merger	(12,869)	—	—	—	—	(12,869)	—	—	(12,869)
Fair value of noncontrolling interests assumed in Merger	—	—	—	—	—	—	505,685	8,162	513,847
Issuance of Cumulative Redeemable Perpetual Preferred Stock	660,000	—	—	—	—	660,000	—	—	660,000
Offering costs	(21,900)	—	—	—	—	(21,900)	—	—	(21,900)
Redemption of preferred stock	(635,785)	—	—	—	—	(635,785)	—	—	(635,785)
Common stock repurchases	—	(234)	(299,943)	—	—	(300,177)	—	—	(300,177)
Equity-based compensation	—	81	104,293	—	—	104,374	—	50,055	154,429
Redemption of OP Units for cash and class A common stock	—	17	22,814	—	—	22,831	—	(27,916)	(5,085)
Exchange of notes for class A common stock	—	2	3,277	—	—	3,279	—	—	3,279
Shares canceled for tax withholdings on vested stock awards	—	(4)	(5,664)	—	—	(5,668)	—	—	(5,668)
Redemption of restricted stock units	—	8	(8)	—	—	—	—	—	—
Settlement of call spread option	—	—	6,900	—	—	6,900	—	—	6,900
Costs of noncontrolling equity	—	—	(9,209)	—	—	(9,209)	—	—	(9,209)
Deconsolidation of investment entity	—	—	—	—	—	—	(4,000)	—	(4,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,190,383	—	1,190,383
Distributions to noncontrolling interests	—	—	—	—	—	—	(844,502)	(35,387)	(879,889)
Preferred stock dividends	—	—	—	(138,196)	—	(138,196)	—	—	(138,196)
Common stock dividends declared ($1.08 per share; Note 14)	—	—	—	(583,261)	—	(583,261)	—	—	(583,261)
Reallocation of equity (Note 2 and 15)	—	—	(58,181)	—	4,546	(53,635)	19,555	34,080	—
Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(519,607)	—	(519,607)	67,994	(39,854)	(491,467)
Other comprehensive loss	—	—	—	—	(33,043)	(33,043)	(33,421)	(1,865)	(68,329)
Redemption of preferred stock (Note 14)	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(614)	(350,096)	—	—	(350,710)	—	—	(350,710)
Redemption of OP Units for cash and class A common stock	—	20	29,014	—	—	29,034	—	(33,864)	(4,830)
Equity-based compensation	—	34	39,672	—	—	39,706	486	1,414	41,606
Shares canceled for tax withholdings on vested stock awards	—	(33)	(34,170)	—	—	(34,203)	—	—	(34,203)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Issuance of OP Units and common stock—contingent consideration	—	1	—	—	—	1	—	24,608	24,609
Deconsolidation of investment entities	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,059,891	—	1,059,891
Distributions to noncontrolling interests	—	—	—	—	—	—	(489,261)	(13,793)	(503,054)
Preferred stock dividends	—	—	—	(115,019)	—	(115,019)	—	—	(115,019)
Common stock dividends declared ($0.44 per share)	—	—	—	(217,246)	—	(217,246)	—	—	(217,246)
Reallocation of equity (Notes 2 and 15)	—	—	(12,033)	—	(72)	(12,105)	(34,053)	21,549	(24,609)
Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(1,048,807)	—	(1,048,807)	990,360	(93,027)	(151,474)
Other comprehensive income (loss)	—	—	—	—	34,637	34,637	(16,913)	3,234	20,958
Fair value of noncontrolling interests assumed	—	—	—	—	—	—	789,367	—	789,367
Deconsolidation of investment entities	—	—	—	—	—	—	(6,235)	—	(6,235)
Redemption of preferred stock (Note 14)	(408,005)	—	5,150	—	—	(402,855)	—	—	(402,855)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for cash and class A common stock	—	2	2,102	—	—	2,104	—	(2,104)	—
Equity-based compensation	—	49	35,524	—	—	35,573	2,519	1,020	39,112
Shares canceled for tax withholdings on vested stock awards	—	(7)	(3,620)	—	—	(3,627)	—	—	(3,627)
Issuance of OP Units in connection with business combinations (Note 3)	—	—	—	—	—	—	—	114,865	114,865
Contributions from noncontrolling interests	—	—	—	—	—	—	536,235	—	536,235
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,810,560)	(18,528)	(2,829,088)
Preferred stock dividends	—	—	—	(105,198)	—	(105,198)	—	—	(105,198)
Common stock dividends declared ($0.44 per share)	—	—	—	(214,380)	—	(214,380)	—	—	(214,380)
Reallocation of equity (Notes 2 and 15)	—	—	(80,416)	—	(968)	(81,384)	(8,935)	90,319	—
Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415

The accompanying notes are an integral part of the consolidated financial statements

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(148,915)	$(495,175)	$(64,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(19,602)	(23,194)	(55,059)
Paid-in-kind interest added to loan principal, net of interest received	(62,464)	(38,408)	(25,152)
Straight-line rents	(20,741)	(29,330)	(32,664)
Amortization of above- and below-market lease values, net	(19,813)	(6,862)	(15,319)
Amortization of deferred financing costs and debt discount and premium	103,537	89,639	83,719
Equity method (earnings) losses	87,444	(10,560)	(285,151)
Distributions of income from equity method investments	143,417	79,995	72,197
Provision for loan losses	35,880	43,034	19,741
Allowance for doubtful accounts	6,793	26,860	14,602
Impairment of real estate and intangibles	358,443	588,223	104,360
Goodwill impairment	788,000	—	316,000
Depreciation and amortization	596,262	572,406	617,779
Equity-based compensation	39,573	41,876	154,429
Change in fair value of contingent consideration—Internalization (Note 12)	—	(1,730)	(20,600)
Gain on sales of real estate, net	(1,520,808)	(167,231)	(135,262)
Settlement of forward starting interest rate swap (Note 11)	(365,111)	—	—
Deferred income tax benefit	(9,602)	(69,430)	(138,459)
Other (gain) loss, net	190,638	(49,976)	45,360
Increase in other assets and due from affiliates	(23,937)	(40,123)	(66,287)
Increase (decrease) in accrued and other liabilities and due to affiliates	19,985	(470)	(11,169)
Other adjustments, net	(8,111)	(2,579)	4,094
Net cash provided by operating activities	170,868	506,965	582,546
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(247,357)	(548,163)	(522,935)
Return of capital from equity method investments	224,169	433,144	225,477
Acquisition of loans receivable and debt securities	(771)	(104,247)	(590,536)
Cash and restricted cash assumed in Merger, net of payments for merger-related liabilities	—	—	132,377
Net disbursements on originated loans	(168,960)	(317,952)	(392,790)
Repayments of loans receivable	229,970	143,360	831,074
Proceeds from sales of loans receivable and debt securities	66,249	225,607	117,540
Cash receipts in excess of accretion on purchased credit-impaired loans	31,128	159,229	357,423
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,918,317)	(1,349,467)	(1,325,122)
Proceeds from sales of real estate	6,108,153	864,347	1,607,806
Proceeds from paydown and maturity of debt securities	11,205	43,625	112,939
Cash and restricted cash contributed to CLNC (Note 6)	—	(141,153)	—
Proceeds from sale of equity investments	165,657	231,040	553,327
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 13)	—	142,270	—
Proceeds from syndication of investment, net of cash and restricted cash deconsolidated	—	—	156,897
Proceeds from sale of Townsend, net of cash assumed by buyer (Note 18)	—	—	454,579
Acquisition of CPI, net of cash and restricted cash acquired	—	—	(23,111)
Acquisition of THL Hotel Portfolio, net of cash and restricted cash acquired	—	—	(8,976)
Investment deposits	(14,928)	(34,314)	(480)
Return of borrower escrow deposits	—	—	(20,237)
Net receipts (payments) on settlement of derivatives	46,466	(15,954)	(11,800)
Acquisition of DBH (Note 3)	(184,167)	—	—
Acquisition of Databank, net of cash acquired (Note 3)	(172,365)	—	—
Other investing activities, net	22,806	415	12,935
Net cash provided by (used in) investing activities	4,198,938	(268,213)	1,666,387

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$—	$638,100
Dividends paid to preferred stockholders	(108,548)	(120,702)	(130,182)
Dividends paid to common stockholders	(214,149)	(310,519)	(482,156)
Repurchase of common stock	(10,734)	(343,143)	(300,177)
Borrowings from corporate credit facility	810,200	685,000	1,041,000
Repayment of borrowings from corporate credit facility	(810,200)	(735,000)	(1,413,600)
Borrowings from secured debt	4,664,450	1,791,021	4,573,099
Repayments of secured debt	(5,745,509)	(1,985,990)	(4,733,640)
Payment of deferred financing costs	(82,202)	(28,630)	(96,069)
Contributions from noncontrolling interests	578,706	1,019,888	1,173,432
Distributions to and redemptions of noncontrolling interests	(2,847,830)	(518,864)	(970,615)
Redemption of preferred stock	—	(200,000)	(635,785)
Shares canceled for tax withholdings on vested stock awards	(3,627)	(34,203)	(5,837)
Redemption of OP Units for cash	—	(4,830)	(5,085)
Repurchase of exchangeable senior notes	—	—	(15,455)
Other financing activities, net	(10,143)	(2,432)	(1,411)
Net cash used in financing activities	(3,779,586)	(788,404)	(1,364,381)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,748	(11,538)	11,482
Net increase (decrease) in cash, cash equivalents and restricted cash	591,968	(561,190)	896,034
Cash, cash equivalents and restricted cash, beginning of period	832,730	1,393,920	497,886
Cash, cash equivalents and restricted cash, end of period	$1,424,698	$832,730	$1,393,920

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2019	2018	2017
Beginning of the period
Cash and cash equivalents	$461,912	$921,822	$376,005
Restricted cash	364,605	466,912	98,461
Restricted cash included in assets held for sale	6,213	5,186	23,420
Total cash, cash equivalents and restricted cash, beginning of period	$832,730	$1,393,920	$497,886

End of the period
Cash and cash equivalents	$1,205,190	$461,912	$921,822
Restricted cash	203,923	364,605	466,912
Restricted cash included in assets held for sale	15,585	6,213	5,186
Total cash, cash equivalents and restricted cash, end of period	$1,424,698	$832,730	$1,393,920
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
1. Business and Organization
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company," and formerly, Colony NorthStar, Inc. prior to June 25, 2018) is a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies.
Following the acquisition in July 2019 of Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, the Company is currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. As part of the DBH transaction, Marc C. Ganzi, who co-founded DBH, is slated to become the Chief Executive Officer ("CEO") of the Company following a transition period. Thomas J. Barrack, Jr., the Company's Executive Chairman and CEO, will continue in his position as Executive Chairman.
At December 31, 2019, the Company has approximately $49 billion of assets under management, of which $36 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet, managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a portfolio of healthcare properties, (c) a portfolio of hospitality properties, (d) a 36% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC) and (e) interests in various other equity and debt investments, including general partnership (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $19 billion of fee earning equity under management, including $7 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments.
The Company was organized in May 2016 as a Maryland corporation and was formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF"). Refer to Note 3 for further details on the Merger. The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2019, the Company owned 90.2% of the OP, as its sole managing member. The remaining 9.8% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Digital Evolution
In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which resulted in over $1.2 billion of net proceeds to the Company. In the immediate term, the industrial proceeds were allocated to: (i) accelerate the expansion into digital real estate and infrastructure, with the acquisition in December 2019 of a 20% interest in DataBank for approximately $186 million, (ii) fund the remaining approximately $200 million commitment to Digital Colony Partners fund (“DCP”) and (iii) redeem $403 million of high cost preferred equity, which was settled in January 2020, to improve the Company’s capital structure.
To execute on its digital evolution, the Company continues to operate its non-digital business units to maximize cash flows and value over time.
With respect to the healthcare and hospitality segments, the Company successfully addressed all material near-term debt maturities, allowing the respective business unit leaders to focus on improving cash flows through operational management and capital expenditures. The Company does not currently anticipate significantly shortened hold periods for its healthcare and hospitality assets solely as a result of its current strategy to focus on digital real estate and infrastructure. Holding periods will depend, in part, on prevailing economic conditions and market opportunities as they arise. In the fourth quarter of 2019, the Company continued to perform its impairment assessment of healthcare and hospitality assets in accordance with its policies and in the normal course of business, and applied its best estimate at this time based upon undiscounted future net cash flows to be generated by these assets over a long-term hold.
With respect to the other equity and debt segment, the Company expects to ultimately monetize the entire non-digital portfolio in the other equity and debt segment. With respect to CLNC, the Company will regularly evaluate sales of its equity interest in a responsible manner. In addition, the Company is pursuing a disposition of its management contract with CLNC, but there can be no assurance that the Company will consummate any transaction. Further, with respect to the other non-digital investment management business, the Company is exploring all potential opportunities to maximize value of the credit and opportunity fund investment management business, while minimizing balance sheet capital commitments, including, but not limited to, joint ventures with third party capital providers, sales and/or realignment of operational management.
As part of the Company’s ongoing transition and rotation to an investment management and operating business focused on digital real estate and infrastructure, the Company continues to pivot away from certain of its legacy investment management business. As a result, the Company revalued its other investment management business and recorded an impairment to goodwill in the fourth quarter of 2019 of $401 million. The Company had previously recorded an impairment in the third quarter of 2019 of $387 million to its other investment management goodwill, taking into consideration the loss of future fee income as a result of the sale of its industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value.
While the Company has a clear vision of becoming a leading digital real estate and infrastructure investment firm, the path to achieving its digital evolution and transition from legacy business segments continue to be subject to further refinement by the Company and its board of directors. The transformation and execution thereof may continue to evolve over time as the Company adapts and responds to changing economic and market conditions, among other factors.
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
The financial statements of the Company represent a continuation of the financial information of Colony as the accounting acquirer, except that the equity structure of the Company was adjusted to reflect the equity structure of the legal acquirer, including for comparative periods by applying the Colony share exchange ratio of 1.4663. The historical financial information as of any date or for any periods on or prior to the Closing Date represents the pre-Merger financial information of Colony. The assets and liabilities of Colony are reflected by the Company at their pre-Merger carrying values while the assets and liabilities of NSAM and NRF are accounted for at their acquisition date fair value. The results of operations of NSAM and NRF were incorporated into the Company effective from January 11, 2017.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company, and during 2017, an investment management subsidiary acquired through the Merger, Townsend Holdings, LLC ("Townsend"). The Company sold its interest in Townsend in December 2017. The limited partners in the consolidated open-end fund who represent noncontrolling interests generally have the ability to withdraw all or a portion of their interests in cash with 30 days' notice.
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
The sale of the industrial business, including its related management platform, represented a strategic shift that had a major effect on the Company’s operations and financial results, and had met the criteria as held for sale and discontinued operations in June 2019. Accordingly, for all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 8) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (Note 16).
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Land improvements	5 to 20 years
Building (fee interest)	5 to 51 years
Building leasehold interests	Lesser of remaining term of lease or remaining life of building
Building improvements	Lesser of useful life or remaining life of building
Tenant improvements	Lesser of useful life or remaining term of lease
Data center infrastructure	5 to 10 years
Furniture, fixtures and equipment	3 to 20 years

Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply either a probability-weighted cash flows approach or the single-most-likely estimate of cash flows approach, whichever is more appropriate under the circumstances. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property for the duration of the estimated hold period of each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, expected capitalization rates at exit, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses.
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
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as provision for loan loss and the cumulative loss allowance on the loan is charged off. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral dependent loans are written down to the fair value of the collateral less disposal cost through a provision and a charge-off against allowance for loan losses.
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
Accounts Receivable and Related Allowance
Property Operating Income Receivables (excluding lease income receivables)—The Company periodically evaluates aged receivables and considers the collectability of unbilled receivables. The Company establishes an allowance when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under existing contractual terms, and the amount can be reasonably estimated.
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
Cash Flow Hedges—The Company uses interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt. Changes in fair value of the derivative is recorded in accumulated other comprehensive income (loss) or AOCI and reclassified into earnings when the hedged item affects earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in AOCI are reclassified into earnings when the hedged item affects earnings.
Net Investment Hedges—The Company uses foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity method investees whose functional currencies are not U.S. dollars. Changes in fair value of derivatives used as hedges of net investment in foreign operations are recorded in the cumulative translation adjustment account within AOCI.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as undesignated hedges.
Release of amounts in AOCI related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from AOCI to earnings.
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
Property Operating Income
Property operating income includes the following:
Lease Income
Lease income is composed of rental income, and variable lease income for tenant reimbursements, and resident fee income from healthcare properties. The nonlease components of tenant reimbursements for net leases and ancillary services within resident fee income are combined with their respective lease components and accounted for as a single component under the lease standard.

The Company evaluates collectability of lease payments based upon the creditworthiness of the lessee and recognizes lease income only to the extent collection of all amounts due over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable.
Rental Income and Tenant Reimbursements—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized. For property taxes and insurance, amounts paid directly by lessees to third parties on behalf of the Company are not recognized in the statement of operations, while amounts paid by the Company and reimbursed by lessees are presented as gross property operating income and expenses. Also, sales and similar taxes assessed by a governmental authority that is imposed on specific lease income producing transactions are netted against related collections from lessees.
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed from the tenants, is capitalized. For Company-owned tenant improvements, the amounts funded by or reimbursed from the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
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
Resident Fee Income—Resident fee income is earned from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities is recorded when services are rendered based on terms of their respective lease agreements.
Hotel Operating Income
Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists primarily of the following:
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
Acquisition and Disposition Fees—Through January 31, 2018, the Company earned fees related to acquisition and disposition of investments by certain managed non-traded REITs, which were recognized upon closing of the respective acquisition or disposition of underlying investments.

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
Other Income
Recurring other income includes primarily the following:
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
Equity Awards Granted by Managed Companies—These are equity awards granted by publicly-traded REITs managed by the Company, NRE prior to its sale in September 2019 and CLNC, to the Company to be granted to its employees or directly to employees of the Company. The initial grant is recorded as an other asset and deferred income liability on the balance sheet. The liability is amortized on a straight-line basis to other income over the initial vesting period of the award and equity-based compensation expense is recognized as the award vests to the recipient employee.
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

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including segment reporting presentation to reflect the establishment of a new digital segment, as discussed in Note 23. Such reclassifications did not affect the Company's financial position, results of operations or cash flows.
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
ASC 842 also narrows the definition of initial direct leasing costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 on accounting for initial direct leasing costs did not have a material impact on the Company's statement of operations.
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
Lessee Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchase of the leased asset, or as an operating lease. The Company has elected the accounting policy to combine lease and nonlease components in these contracts as a single lease component in its lease contracts.
ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The ROU assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation or increases in property fair value, (ii) hotel ground leases with rental payments calculated based on a percentage of revenue over contractual levels, and/or (iii) nonlease services, such as common area maintenance in net leases. Variable lease payments are not included in lease liability and are instead recognized as lease expense when incurred. The Company made the accounting policy election to recognize lease payments on short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments is calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company or its subsidiary, where applicable, would have to pay to borrow over the lease term on a collateralized basis.
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
Under ASC 842, lessors are required to evaluate the collectability of all operating lease payments based upon the creditworthiness of the lessee. Lease income is recognized only to the extent collection of all rents over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. Upon adoption of ASC 842, the Company determined that collection of certain operating lease receivables, net of existing allowance for bad debts, was not probable and recorded a cumulative adjustment of $4.5 million to reduce beginning equity.
Beginning January 1, 2019, the Company also made the accounting policy election to present on a net basis sales and similar taxes assessed by a governmental authority that is imposed on specific lease income producing transactions with related collections from lessees. Property taxes and insurance paid directly by lessees to third parties on behalf of the Company are no longer recognized in the statement of operations, while such amounts paid by the Company and reimbursed by lessees continue to be presented as gross property operating income and expenses.
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
Future Application of Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments, and codified as ASC Topic 326. The multiple existing incurred loss models are replaced with a lifetime current expected credit loss ("CECL") model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of AFS debt securities which are not within the scope of CECL.
The CECL model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experience, current conditions and the effects of a reasonable and supportable expectation of changes in future macroeconomic conditions. Recognition of allowance for credit losses under the CECL model will generally be accelerated as it encompasses credit losses over the full remaining expected life of the affected financial instruments. For collateralized financial assets, measurement of credit losses under CECL is based on fair value of the collateral if foreclosure is probable or if the collateral-dependent practical expedient is elected for financial assets expected to be repaid substantially through operation or sale of the collateral when the borrower is experiencing financial difficulty. The accounting model for purchased credit-impaired loans and debt securities will be simplified to be consistent with the CECL model for originated and purchased non-credit-impaired assets. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. ASC 326 also requires expanded disclosures on credit risk, including credit quality indicators by vintage of financing receivables.
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
The Company will adopt the new standard on its effective date of January 1, 2020. The Company will elect the fair value option for all of its outstanding loans receivable, with a cumulative effect adjustment to increase beginning retained earnings by approximately $5.0 million. Under the fair value option, loans receivable will be measured at each reporting period based upon their exit values in an orderly transaction and unrealized gains or losses from changes in fair value will be recorded in other gain (loss) on the consolidated statement of operations. These loans will no longer be subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. Additionally, there will be no amortization of loan origination fees or discounts on purchased loans as additional interest income.
For the Company's remaining financial instruments affected by CECL, primarily other accounts receivable and AFS debt securities, the Company is in the process of finalizing its evaluation, but does not expect the impact of ASC 326 to be material to the Company's results of operations.
Fair Value Disclosures
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 is effective January 1, 2020. Early adoption is permitted in an interim period for which financial statements have not been issued, and may be made only to provisions that eliminate or modify existing disclosures. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
Variable Interest Entities
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider's fee held by a related party, whether or not they are under common control, in both the assessment of whether a fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in that related party under common control and considers such indirect interest in the

VIE held by the related party under common control on a proportionate basis, rather than in its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective January 1, 2020, with early adoption permitted in an interim period. The Company is currently evaluating the impact of this new guidance and does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
Income Tax Accounting
In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company is currently evaluating the impact of this new guidance.
Accounting for Certain Equity Investments
In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323—Investments Equity Method and Joint Ventures, and Topic 815—Derivatives and Hedging. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company is currently evaluating the impact of this new guidance.
3. Business Combinations
2019
Pivot to Digital Strategy
DBH
On July 25, 2019, the Company acquired DBH in a combination of: (a) cash, a portion of which is deferred until the expiration of certain customary seller indemnification obligations (Note 20); and (b) issuance of 21,478,515 OP Units, which were measured based upon the closing price of the Company's class A common stock on July 24, 2019 of $5.21 per share.
The Company did not acquire any equity interests, only the fee streams, related to the six portfolio companies managed by DBH. The principals of DBH retained their equity investments, including general partner interests in existing DBH investment vehicles and in the DCP fund, which was previously co-sponsored by the Company and DBH.
The acquisition is a strategic transaction that is expected to generate meaningful accretion in value to the Company through expansion of the digital real estate management platform by combining the industry sector knowledge, experience and relationships from the DBH team with the capital raising resources of the Company, as represented by the goodwill value.
The Company's acquisition of DBH included the remaining 50% equity interest held by DBH in Digital Colony Management, LLC ("Digital Colony Manager"), previously an equity method joint venture with DBH, which manages DCP. Upon closing of the acquisition, the Company obtained a controlling interest in Digital Colony Manager and remeasured its existing 50% interest at a fair value of $51.4 million. The full amount, representing the excess of fair value over carrying value of the Company's investment in Digital Colony Manager, was recognized in other gain on the Company's statement of operations, as the Company's carrying value of its investment in Digital Colony Manager prior to the business combination was nil. The fair value was based upon the value of 50% of estimated future net cash flows from the DCP fund management contract, discounted at 8%.
DataBank
On December 20, 2019, the Company acquired from third party investors a 20.4% interest in DataBank, a portfolio company managed by DBH and invested in by the principals and senior professionals of DBH. The Company is deemed to have a controlling interest in DataBank as control over the operations of DataBank resides substantially with the Company. Consideration included the payment of cash to third parties for the Company’s interests in DataBank and the issuance of 612,072 OP Units to Mr. Ganzi and Benjamin Jenkins (the DBH principals) for incentive units owned by the DBH principals and allocable to the Company’s acquired interests, measured based upon the closing price of the Company's class A common stock on December 20, 2019 of $4.85 per share. The OP Units were issued to the principals of DBH who had previously received incentive units from DataBank, in exchange for certain of their incentive units such that the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank (Note 20). The DBH principals otherwise retained their equity interests in DataBank.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. As of December 31, 2019, the estimated fair values and allocation of consideration are preliminary, based upon information available at the time of closing as the Company continues to evaluate underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at the time of closing.

(In thousands)	DBH	DataBank
Consideration
Cash	$181,167	$182,731
Deferred consideration	35,500	—
OP Units issued	111,903	2,962
Total consideration for equity interest acquired	328,570	185,693

Fair value of equity interest in Digital Colony Manager	51,400	—
	$379,970	$185,693

Assets acquired, liabilities assumed and noncontrolling interests
Cash	$—	$10,366
Real estate	—	847,458
Assets held for sale	—	29,114
Intangible assets	153,300	222,455
Other assets	13,008	106,648
Debt	—	(539,155)
Tax liabilities, net	(17,392)	(113,228)
Intangible and other liabilities	(16,194)	(132,480)
Fair value of net assets acquired	132,722	431,178
Noncontrolling interests in investment entities	—	(724,567)
Goodwill	$247,248	$479,082

DBH

•
Intangible assets acquired included primarily management contracts, investor relationships and trade name. The fair value of management contracts, including the Company's 50% interest in Digital Colony Manager, was estimated based upon estimated net cash flows generated from those contracts, discounted at 8%, with remaining lives estimated between 3 and 10 years. Investor relationships represent the fair value of potential fees, net of operating costs, to be generated from repeat DBH investors through future sponsored funds, with future management fees discounted at 11.5% and potential carried interest discounted at 25%. The Digital Bridge trade name was valued using a relief-from-royalty method, based upon estimated savings from avoided royalty at a rate of 1% on expected net income, discounted at 11.5%, with estimated useful life of 10 years.

•
Other liabilities assumed were primarily deferred revenues and deferred tax liabilities recognized upon acquisition, representing book-to-tax basis difference associated with management contract intangibles.

DataBank

•
Real estate and lease intangibles of DataBank were measured based upon recent third party appraised values, allocated to tangible assets of land, building, construction in progress, data center infrastructure, as well as identified intangibles of in-place leases, above- and below-market leases, and tenant relationships. The remaining intangible assets acquired include customer relationships and trade name. Customer relationships were valued as the incremental net income attributable to these relationships considering the projected net cash flows of the business with and without the customer relationships in place. The trade name of DataBank was valued based upon estimated savings from avoided royalty at a royalty rate of 2%.

•
Other assets acquired and liabilities assumed primarily include right-of-use lease assets associated with leasehold data centers and corresponding lease liabilities. Deferred tax liabilities represent the tax effect on the book-to-tax basis difference related primarily to real estate assets arising from the transaction.

•	All assumed debt bears variable rates, with carrying values approximating fair values based upon current market rates and spreads.

•	Noncontrolling interests in investment entities represent the remaining 71.6% interest in DataBank, valued based upon their proportionate share of net assets of DataBank at fair value.
The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests was recorded as goodwill assigned to the DataBank reporting unit within the digital segment. Goodwill represents the value of the business acquired not already captured in identifiable assets, such as the potential for future customers, synergies, revenue and profit growth, as well as industry knowledge, experience and relationships that the DataBank management team brings.
Results of Operations
The acquired businesses of DBH and DataBank contributed a combined $40.4 million of revenues and $5.9 million of net income attributable to Colony Capital, Inc. for the year ended December 31, 2019.
Other Acquisitions
Colony Latam
In April 2019, the Company acquired the private equity platform of The Abraaj Group in Latin America, which has been renamed Colony Latam Partners, for approximately $5.5 million. The Company acquired primarily management contract intangible assets and a limited partnership interest in a fund which the Company now manages, and certain Abraaj employees became employees of the Company.
2017
Merger with NSAM and NRF
The Company was created through the Merger of Colony, NSAM and NRF in an all-stock exchange on January 10, 2017 (the "Closing Date").
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
Merger Consideration and Allocation
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

	Final Amounts at December 31, 2017
(In thousands)	NSAM	NRF	Total
Assets
Cash and cash equivalents	$152,858	$107,751	$260,609
Restricted cash	18,052	158,762	176,814
Real estate	—	9,874,406	9,874,406
Loans receivable	28,485	331,056	359,541
Investments in unconsolidated ventures	76,671	544,111	620,782
Securities	3,065	427,560	430,625
Identifiable intangible assets	661,556	352,551	1,014,107
Management agreement between NSAM and NRF	1,514,085	—	1,514,085
Assets held for sale	—	2,096,671	2,096,671
Other assets	93,455	681,003	774,458
Total assets	2,548,227	14,573,871	17,122,098
Liabilities
Debt	—	6,723,222	6,723,222
Intangible liabilities	—	213,218	213,218
Management agreement between NSAM and NRF	—	1,514,085	1,514,085
Liabilities related to assets held for sale	—	1,281,406	1,281,406
Tax liabilities	169,387	60,446	229,833
Accrued and other liabilities	979,969	307,450	1,287,419
Total liabilities	1,149,356	10,099,827	11,249,183
Redeemable noncontrolling interests	78,843	—	78,843
Noncontrolling interests in investment entities	—	505,685	505,685
Noncontrolling interests in Operating Company	8,162	—	8,162
Fair value of net assets acquired	$1,311,866	$3,968,359	$5,280,225

Merger consideration	2,752,095	3,968,359	6,720,454
Goodwill	$1,440,229	$—	$1,440,229

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
Securities—Fair value is based on quotations from brokers or financial institutions that act as underwriters of the debt securities, third-party pricing service or discounted cash flows depending on the type of debt securities. Fair value of NRE common stock is based on the closing stock price on the Closing Date.
Investment Management Related Intangible Assets—These consist primarily of management contracts, customer relationships, trade names and the broker-dealer license, including those related to an 84% interest acquired by NSAM in January 2016 in Townsend, which provides real estate investment management and advisory services. The fair value of management contracts represents the discounted excess earnings attributable to the future management fee income from in-place management contracts, with discount rates ranging between 8% and 10%. The management contracts have useful lives ranging from 2 years to 18 years. The fair value of investor relationships represents the potential fee income from repeat investors through future sponsored investment vehicles, with the useful lives of such vehicles ranging from 20 to 30 years. The trade names of NSAM and Townsend were valued as the discounted savings of royalty fees by applying a royalty rate of 1.5% and 2%, respectively, against expected fee income, and have useful lives of 20 years and 30 years, respectively. The fair value of NSAM's broker-dealer license represents the estimated cost of obtaining a license. On December 29, 2017, the Company sold its 84% interest in Townsend.
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

Consideration and Allocation
The following table summarizes the consideration and allocation to assets acquired and liabilities assumed.

(In thousands)	CPI	THL Hotel Portfolio
Consideration
Carrying value of loans receivable outstanding at time of restructuring or foreclosure	$182,644	$310,932
Cash	49,537	43,643
Contingent consideration (Note 12)	—	6,771
Total consideration	$232,181	$361,346
Identifiable assets acquired and liabilities assumed
Cash	$303	$16,188
Restricted cash	12,600	18,479
Real estate	543,649	1,184,447
Real estate held for sale	21,605	69,676
Lease intangibles and other assets	27,685	26,711
Debt	(277,590)	(907,867)
Tax liabilities	(32,078)	(16,292)
Lease intangibles and other liabilities	(61,205)	(29,996)
Liabilities related to assets held for sale	(2,788)	—
Fair value of net assets acquired	$232,181	$361,346

Fair value of assets acquired and liabilities assumed were measured as follows:
Real Estate and Lease Intangibles—Fair value of real estate was based upon a combination of the cost, income and market approaches which applied weighted average capitalization rates of 6.6% for CPI and 8.9% for the THL Hotel Portfolio, weighted average discount rate of 10.4% for the THL Hotel Portfolio, and also considered future capital expenditures of the acquired hotels. For real estate held for sale, fair value was determined based upon a sales comparison approach, adjusted for estimated selling costs. Real estate fair value was allocated to tangible assets of land, building, site and tenant improvements, and furniture, fixtures and equipment, as well as identified intangibles for above and below--market leases, in-place lease values and below-market ground lease obligations.
Debt—Fair value of CPI debt was estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities, applying discount rates ranging between 1.25% and 3.6%, with such debt fair values not exceeding the fair value of their underlying collateral, or otherwise estimated based upon expected payoff amounts. The assumed senior mortgage and senior mezzanine debt of the THL Hotel Portfolio had carrying values that approximated fair values based on market rates and rates on the Company's refinancing of its other hotel portfolios at that time.

4. Real Estate
The Company's real estate held for investment was as follows. Real estate held for sale is presented in Note 8.

(In thousands)	December 31, 2019	December 31, 2018
Land	$1,360,435	$1,443,250
Buildings and improvements	9,022,971	9,442,443
Tenant improvements	105,440	96,740
Data center infrastructure	595,603	—
Furniture, fixtures and equipment	511,329	389,969
Construction in progress	255,115	123,002
	11,850,893	11,495,404
Less: Accumulated depreciation	(990,375)	(669,394)
Real estate assets, net (1)	$10,860,518	$10,826,010

__________

(1)
For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition.

Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 16), were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Proceeds from sales of real estate	$6,108,153	$864,347	$1,607,806
Gain on sale of real estate	1,520,808	167,231	135,262

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations (Note 3). Light and bulk industrial properties acquired, as presented below, form part of the industrial segment, of which the entire light portfolio was sold in December 2019 and the bulk portfolio is classified as held for sale.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Building and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Year Ended December 31, 2019
Asset Acquisitions
February	Bulk industrial—Various in U.S.	6	$373,182	$49,446	$296,348	$27,553	$(165)
October	Healthcare—United Kingdom (2)(3)	1	12,376	3,478	9,986	732	(1,820)
Various	Light industrial—Various in U.S.	84	1,158,423	264,816	850,550	47,945	(4,888)
			$1,543,981	$317,740	$1,156,884	$76,230	$(6,873)
Year Ended December 31, 2018
Asset Acquisitions
September	Healthcare—United Kingdom (3)	1	$24,444	$10,231	$12,733	$1,480	$—
November	Office and Industrial—France	220	478,844	109,858	330,752	38,234	—
Various	Light industrial—Various in U.S.	40	569,442	111,194	433,040	30,183	(4,975)
			$1,072,730	$231,283	$776,525	$69,897	$(4,975)
Year Ended December 31, 2017
Asset Acquisitions
January	Industrial—Spain	2	$10,374	$3,855	$5,564	$955	$—
June	Office—Los Angeles, CA	1	455,699	93,577	314,590	50,518	(2,986)
Various	Light industrial—Various in U.S.	55	636,690	137,005	472,747	31,512	(4,574)
			$1,102,763	$234,437	$792,901	$82,985	$(7,560)

__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Useful life of real estate acquired in 2019 that is classified as held for investment is 40 years for buildings, 12 years for site improvements, and 9 years for lease intangibles (based on remaining lease terms).

(3)	Properties acquired pursuant to purchase option under the Company's development facility to a healthcare operator at purchase price equivalent to outstanding loan balance.
Depreciation and Impairment
Depreciation expense on real estate, excluding amounts related to discontinued operations (Note 16), was $358.8 million, $374.7 million and $372.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Refer to Note 12 for a discussion of impairment on real estate.
Property Operating Income
Property operating income presented below excludes amounts related to discontinued operations (Note 16).
For the years ended December 31, 2018 and 2017, property operating income was composed of $0.8 billion and $0.9 billion of total lease income, respectively, and $1.2 billion and 1.0 billion of hotel operating income, respectively.
For the year ended December 31, 2019, components of property operating income were as follows:

(In thousands)	Year Ended December 31, 2019
Lease income:
Fixed lease income	$663,445
Variable lease income	57,575
721,020
Hotel operating income	1,135,389
$1,856,409

Future Fixed Lease Income
At December 31, 2019, future fixed lease payments receivable under noncancelable operating leases for real estate held for investment were as follows. These operating leases have expiration dates through 2034, taking into consideration renewal options exercisable at the lessee's election only when they are deemed reasonably certain, typically at the time the option is exercised.

Year Ending December 31,	(In thousands)
2020	$391,332
2021	329,593
2022	285,979
2023	248,363
2024	214,315
2025 and thereafter	887,404
Total (1)	$2,356,986
__________

(1)	Excludes future fixed lease payments in connection with resident fee income as the related lease agreements are generally cancelable by residents with 30 days’ notice.

At December 31, 2018, future contractual minimum lease payments to be received under noncancelable operating leases for real estate held for investment were as follows:

Year Ending December 31,	(In thousands)
2019	$293,906
2020	285,051
2021	265,612
2022	254,881
2023	242,151
2024 and thereafter	961,591
Total (1)	$2,303,192
__________

(1)	Excludes future contractual minimum lease payments for real estate in the industrial segment that was held for sale totaling $894.4 million.
Commitments and Contractual Obligations
Guarantee Agreements—In connection with the THL Hotel Portfolio, the Company entered into guarantee agreements with various hotel franchisors, pursuant to which the Company guaranteed the payment of its obligations as a franchisee, including payments of franchise fees and marketing fees for the term of the agreements, which expire between 2027 and 2032. In the event of default or termination of the franchise agreements, the Company is liable for liquidated damages not to exceed $75 million. The Company has similar provisions related to its hotel portfolio in the hospitality segment, but has met the required minimum payments under the respective franchise agreements and no longer has an obligation to these franchisors.
5. Loans Receivable
The following table provides a summary of the Company’s loans held for investment, including PCI loans:

	December 31, 2019				December 31, 2018
($ in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Loans at amortized cost
Non-PCI Loans
Fixed rate
Mortgage loans	$471,472	$492,709	10.7%	1.6	$643,973	$667,590	10.7%	2.2
Mezzanine loans	495,182	494,238	12.6%	0.6	357,590	354,326	12.5%	1.5
Corporate loans	149,380	148,623	12.9%	5.4	108,944	107,796	12.3%	5.8
	1,116,034	1,135,570			1,110,507	1,129,712
Variable rate
Mortgage loans	171,848	172,269	4.1%	0.3	178,650	179,711	4.3%	0.1
Mezzanine loans	44,887	44,637	12.7%	1.6	27,772	27,417	13.4%	2.5
	216,735	216,906			206,422	207,128
	1,332,769	1,352,476			1,316,929	1,336,840
PCI Loans
Mortgage loans	1,165,804	248,535			1,324,287	351,646
Mezzanine loans	—	—			7,425	3,671
	1,165,804	248,535			1,331,712	355,317
Allowance for loan losses		(48,187)				(32,940)
Loans receivable, net	$2,498,573	$1,552,824			$2,648,641	$1,659,217

Nonaccrual and Past Due Loans
Non-PCI loans, excluding loans carried at fair value, that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of non-PCI loans at carrying values before allowance for loan losses:

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
December 31, 2019	$1,042,260	$—	$—	$310,216	$1,352,476
December 31, 2018	1,052,303	—	44,392	240,145	1,336,840

Troubled Debt Restructuring
During the years ended December 31, 2019, 2018 and 2017, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers.
At both December 31, 2019 and 2018, the Company had one existing TDR loan that was in maturity default with a carrying value before allowance for loan loss of $37.8 million and an allowance for loan loss of $37.8 million and $12.8 million as of December 31, 2019 and 2018, respectively. The Company has no additional lending commitment on this TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes the non-PCI impaired loans:

		Gross Carrying Value
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
December 31, 2019	$326,151	$71,754	$259,011	$330,765	$48,146
December 31, 2018	280,337	75,179	206,628	281,807	18,304
The average carrying value and interest income recognized on non-PCI impaired loans were as follows.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Average carrying value before allowance for loan losses	$305,293	$282,325	$202,397
Total interest income recognized during the period impaired	7,514	7,127	10,192
Cash basis interest income recognized	447	1,190	—
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
There were no PCI loans acquired in the years ended December 31, 2019 and 2018.

In January 2017, the Company acquired additional PCI loans through the Merger as well as part of a loan portfolio secured by commercial properties in Ireland. Information about these PCI loans at the time of their acquisition is presented below:

(In thousands)	January 2017
Contractually required payments including interest	$1,154,596
Less: Nonaccretable difference	(878,257)
Cash flows expected to be collected	276,339
Less: Accretable yield	(23,594)
Fair value of loans acquired	$252,745

Changes in accretable yield of PCI loans were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning accretable yield	$9,620	$42,435	$52,572
Additions	—	—	23,594
Dispositions	—	(5,484)	—
Changes in accretable yield	43,246	1,882	25,720
Accretion recognized in earnings	(19,637)	(27,911)	(61,809)
Deconsolidation	—	(991)	—
Effect of changes in foreign exchange rates	332	(311)	2,358
Ending accretable yield	$33,561	$9,620	$42,435

The Company applied either the cash basis or cost recovery method for recognition of interest income on PCI loans with carrying value before allowance for loan losses of $175.6 million at December 31, 2018, as the Company did not have reasonable expectations of the timing and amount of future cash receipts on these loans. There were no PCI loans on the cash basis or cost recovery method for recognition of interest income at December 31, 2019.
Allowance for Loan Losses
Allowance for loan losses and related carrying values of loans held for investment were as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,146	$71,754	$18,304	$75,179
PCI loans	41	17,935	14,636	54,440
	$48,187	$89,689	$32,940	$129,619
Changes in allowance for loan losses are presented below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Allowance for loan losses at January 1	$32,940	$52,709	$67,980
Contribution to CLNC	—	(518)	—
Deconsolidation	—	(5,983)	—
Provision for loan losses, net	35,880	43,034	19,741
Charge-off	(20,633)	(56,302)	(35,012)
Allowance for loan losses at December 30	$48,187	$32,940	$52,709

Provision for loan losses by loan type is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Non-PCI loans	$30,035	$22,557	$7,534
PCI loans	5,845	20,477	12,207
Total provision for loan losses, net	$35,880	$43,034	$19,741

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2019, total unfunded lending commitments was $306.6 million, of which the Company's share was $128.0 million, net of amounts attributable to noncontrolling interests.

6. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	December 31, 2019	December 31, 2018
Equity Investments
Equity method investments
Investment ventures	$1,845,129	$2,151,847
Private funds	142,386	124,826
	1,987,515	2,276,673
Other equity investments
Marketable equity securities	138,586	36,438
Investment ventures	91,472	95,196
Private funds and non-traded REIT	38,641	24,607
Total equity investments	2,256,214	2,432,914

Debt Securities
N-Star CDO bonds, available for sale	54,859	64,127
CMBS of consolidated fund, at fair value	2,732	32,706
Total debt securities	57,591	96,833
Equity and debt investments	$2,313,805	$2,529,747

Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected.
Equity Method Investments
The Company owns significant interests in publicly-traded REITs that it manages, CLNC and NRE (prior to the sale of NRE in September 2019). The Company accounts for its investments under the equity method as it exercises significant influence over operating and financial policies of these entities through a combination of its ownership interest, its role as the external manager and board representation, but does not control these entities. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (Note 12).
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

The Company’s investments accounted for under the equity method are summarized below, excluding investments classified as held for sale (Note 8):

($ in thousands)			Ownership Interest at December 31, 2019(1)	Carrying Value at
Investments	Description			December 31, 2019	December 31, 2018
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.4%	$725,443	$1,037,754
NorthStar Realty Europe Corp.	Common equity in publicly traded equity REIT managed by the Company	(2)	—%	—	87,696
RXR Realty, LLC	Common equity in investment venture with a real estate investor, developer and investment manager		27.2%	93,390	95,418
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	138,428	219,913
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	543,296	481,477
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)		Various	115,055	109,393
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles		Various	21,940	9,525
Other investment ventures	Interests in 12 investments at December 31, 2019		Various	127,088	154,412
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds		Various	222,875	81,085
				$1,987,515	$2,276,673
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

CLNC
The Company owns an approximate 36.4% interest, on a fully diluted basis, in CLNC. CLNC was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc. ("NorthStar II"), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company (the "Combination"). The CLNY Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt segment that were transferable assets consistent with CLNC's strategy. Upon closing of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with CLNC.
The Company's contribution of the CLNY Contributed Portfolio to CLNC, and the merger of CLNC with NorthStar I and NorthStar II, resulted in a deconsolidation of the CLNY Investment Entities. Accordingly, the Company deconsolidated: (i) assets totaling $1.9 billion, primarily loans receivable of $1.3 billion, and real estate and equity investments of $0.2 billion each; (ii) liabilities totaling $0.4 billion, predominantly investment level debt; and (iii) noncontrolling interests in investment entities of $0.3 billion.
Upon closing of the Combination, the Company measured its interest in CLNC based upon its proportionate share of CLNC's estimated fair value at closing. The excess of fair value over carrying value of the Company's equity interest in the

CLNY Investment Entities of $9.9 million was recognized in other gain on the consolidated statement of operations in 2018.
As part of CLNC's strategic plan, in the third quarter of 2019, CLNC bifurcated its assets into a core portfolio and a legacy, non-strategic portfolio, which will allow CLNC to focus on the divestment of its legacy, non-strategic portfolio and to redeploy the proceeds into and grow its core portfolio. In conjunction with its focus on its core portfolio, CLNC meaningfully reduced the book value of its legacy, non-strategic assets to better reflect its market value and reset its annualized dividend from $1.74 per share to $1.20 per share.
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
Impairment of Equity Method Investments
The Company evaluates its equity method investments for OTTI at each reporting period and recorded impairments of $258.0 million, $61.2 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017.
Impairment in 2019 was principally on the Company's investment in CLNC, as discussed below. For remaining impairments, in making its assessment, the Company considered a variety of factors and assumptions specific to each investment, including: offer prices on the investment; expected payoffs from sales of the underlying business or real estate of the investee; estimated enterprise value of the investee; projected future operating cash flows of the investee; or a change in the Company's strategy regarding an investment.
CLNC—Since CLNC began trading on February 1, 2018 through June 30, 2019, CLNC's common stock had traded between $15.10 and $23.23 per share. During this period, the carrying value of the Company's investment in CLNC ranged between $24.74 per share at inception and $20.25 at June 30, 2019 (prior to impairment). Based upon CLNC's closing stock price of $15.50 per share on June 30, 2019, the last trading day of the second quarter, the carrying value of the Company's investment in CLNC was $227.9 million in excess of its market value of $743.0 million. In connection with the preparation and review of the Company's financial statements, given the prolonged period of time that the carrying value of the Company's investment in CLNC has exceeded its market value, the Company determined that its investment in CLNC was other-than-temporarily impaired and recorded an impairment charge of $227.9 million as part of equity method loss in the second quarter of 2019.
At December 31, 2019, the Company's investment in CLNC had a carrying value of $725.4 million or $15.13 per share, which was approximately $94.6 million in excess of its fair value of $630.8 million based upon the closing stock price of $13.16 per share on December 31, 2019. The Company believes that the current carrying value of its investment in CLNC is recoverable in the near term and determined that its investment in CLNC as of December 31, 2019 was not other-than-temporarily impaired. If CLNC's common stock continues to trade below the Company's carrying value for a further prolonged period of time, additional other-than-temporary impairment may be recognized in the future.
The impairment charge in June 2019 resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address this basis difference, the Company allocated the impairment charge on a relative fair value basis to investments identified by CLNC as non-strategic assets. Accordingly, for any future impairment charges taken by CLNC on these non-strategic assets, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective underlying investments has been fully eliminated. For the year ended December 31, 2019, the Company did not recognize $140.3 million of equity method loss, representing its proportionate share of loan loss provisions and impairments recognized by CLNC on its non-strategic assets subsequent to June 2019, which was applied to reduce the basis difference. At December 31, 2019, the remaining basis difference related to the OTTI charge was $86.8 million.

Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2019	December 31, 2018
Total assets	$14,026,862	$15,499,159
Total liabilities	9,354,120	9,803,705
Owners' equity	4,509,879	5,511,548
Noncontrolling interests	162,863	183,906
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total revenues	$1,455,631	$1,486,511	$1,519,728
Net income (loss)	(827,550)	220,191	174,222
Net income (loss) attributable to noncontrolling interests	(50,350)	23,878	(18,381)
Net income (loss) attributable to owners	(777,200)	196,313	192,603

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
Private Funds and Non-Traded REIT—This represents interests in a Company-sponsored private fund and a non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), and limited partnership interest in a third party private fund sponsored by an equity method investee, for which the Company elected the NAV practical expedient (see Note 12).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At December 31, 2019, the Company’s share of these commitments was $84.1 million.
Private Funds—At December 31, 2019, the Company has unfunded commitments of $306.5 million to funds sponsored by the Company that are accounted for as equity method investments.
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

The following tables summarize the balance and activities of the N-Star CDO bonds.

		Gross Cumulative Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
December 31, 2019	$46,002	$8,857	$—	$54,859
December 31, 2018	67,513	1,565	(4,951)	64,127
Results from disposition of N-Star CDO bonds, with realized gains (losses) recorded in other gain (loss), were as follows for the years ended December 31, 2018 and 2017. There were no sales of AFS debt securities in the year ended December 31, 2019.

	Year Ended December 31,
(In thousands)	2018	2017
Proceeds from sale	$78,197	$30,279
Gross realized gain	11,304	951
Gross realized loss	(592)	—

Impairment of AFS Debt Securities
At December 31, 2018, there was $54.5 million of AFS debt securities that was in gross unrealized loss position for less than 12 months, with such losses totaling approximately $5.0 million, for which the Company believed were not other-than-temporarily impaired. There were no AFS debt securities with unrealized loss in AOCI at December 31, 2019.
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
The Company recorded OTTI loss in other gain (loss) of $16.9 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively. The losses were due to an adverse change in expected cash flows on N-Star CDO bonds as well as CMBS held by consolidated N-Star CDOs that were deconsolidated in the second quarter of 2018. The Company believed that it was not likely that it would recover the full amortized cost on these securities, primarily based upon the performance and value of the underlying collateral.
7. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the total carrying value of goodwill.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$1,514,561	$1,514,561	$660,127
Business combination (Note 3) (1)	726,330	—	1,440,229
Classification as held for sale (2)	—	—	(20,000)
Disposition (3)	—	—	(249,795)
Impairment	(788,000)	—	(316,000)
Ending balance (4)	$1,452,891	$1,514,561	$1,514,561
__________

(1)	Includes the effects of measurement period adjustments within a one year period following the consummation of a business combination.

(2)
Represents goodwill assigned to the broker-dealer reporting unit that was acquired as part of the Merger and classified as held for sale in 2017. The broker-dealer business was contributed to a joint venture, accounted for as an equity method investee, in April 2018.

(3)	Represents goodwill assigned to the Townsend investment management reporting unit that was acquired as part of the Merger, subsequently transferred to held for sale and sold in December 2017.

(4)	At December 31, 2019, goodwill of $140.5 million related to the DBH acquisition was deductible for income tax purposes. There was no tax deductible goodwill at December 31, 2018 and 2017.

Goodwill balance by reportable segment is as follows. Goodwill associated with the acquisitions of DBH in July 2019 and DataBank in December 2019 were assigned to the Company's new digital reportable segment, established in the fourth quarter of 2019.

(In thousands)	December 31, 2019	December 31, 2018
Balance by reportable segment:
Digital	$726,330	$—
Other investment management	726,561	1,514,561
	$1,452,891	$1,514,561

The industrial segment, along with its $20.0 million goodwill, was disposed in December 2019, previously classified as held for sale (Note 8).
Impairment of Other Investment Management Goodwill
2019—In the third and fourth quarters of 2019, the Company considered the following as indicators of potential impairment to its other investment management goodwill:

•
the loss of future fee income as a result of the sale of the industrial business, and amendment of CLNC's management agreement to reduce the fee base to reflect CLNC's reduced book value in the third quarter; and

•
the Company's pivot away from certain of its legacy investment management business as it transitions to an investment management business focused on digital real estate and infrastructure beginning in the fourth quarter.

The Company updated its quantitative test of the other investment management goodwill, which indicated that the carrying value of the other investment management reporting unit including goodwill, at September 30, 2019 and at December 31, 2019, exceeded its estimated fair value at each respective reporting period. As a result, the Company recognized impairment charges to its other investment management goodwill of $387.0 million and $401.0 million in each of the third and fourth quarters of 2019, respectively.
In general, the fair value of the investment management reporting unit was estimated using the income approach. Projections of discounted net cash flows were based upon various factors, including, but not limited to, assumptions around forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, operating profit margins and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles. The Company applied terminal year residual multiples on fee related earnings ranging from 16x to 20x, and discount rates between 10% and 20%. The Company considered a range of fee related earnings multiples and discount rates for a peer group of alternative asset managers as indicators to assess for reasonableness, noting that direct comparison generally cannot be drawn due to differences that exist between the Company's business and those of other asset managers. In the fourth quarter of 2019, the CLNC management contract, however, was valued based upon a potential sale of the contract, which represents a strategic alternative currently under consideration by the Company in conjunction with a special committee of the board of directors of CLNC, although there can be no assurance that any transaction will be consummated.
The Company also considered the hypothetical value of its non-digital investment management business in a spinoff that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's non-digital balance sheet assets based on market terms of management contracts of externally-managed REITs that otherwise engage in similar real estate operations. In the fourth quarter of 2019, valuation of the hypothetical contract contemplated a gradually diminishing balance sheet in non-digital assets, as the Company anticipates a redeployment of available capital into its digital business over time.
Due to the inherently judgmental nature of the various projections and assumptions used, in particular, the estimated value of the CLNC management contract, whether realized through an internalization of CLNC or otherwise through a third party transaction, and the unpredictability of economic and market conditions, actual results may differ from estimates, and negative changes to these variables may result in further decline in the fair value of the Company's investment management reporting unit, which may result in further impairment of goodwill in the future.
2018—The Company performed a quantitative assessment in its annual impairment test and determined that its investment management goodwill was not impaired in 2018.
2017—The Company's quantitative assessment in 2017 indicated that the carrying value of the investment management reporting unit, including its assigned goodwill, exceeded its estimated fair value. As a result of this assessment, the Company recognized impairment of $316.0 million to its investment management goodwill in 2017.

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
The fair value of the investment management reporting unit in 2017 was estimated using the income approach, similar to the methodology used in 2019, with the application of terminal year residual multiples on fee related earnings ranging from 6.5x to 20x, incentive fee multiples ranging from 3x to 5x and discount rates ranging from 9% to 25%. As a final step, the Company evaluated the reasonableness of the valuation as a whole by comparing the aggregate fair value of its reporting units to its market capitalization, and considered in its evaluation the impact of short-term market volatility and other market factors that may not directly affect the value of the Company's individual reporting units.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for sale, are as follows.

	December 31, 2019			December 31, 2018
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease intangible assets (2)	$425,106	$(123,686)	$301,420	$330,353	$(91,183)	$239,170
Investment management intangibles (3)	285,233	(96,466)	188,767	243,989	(107,645)	136,344
Customer relationships (4)	71,000	(250)	70,750	—	—	—
Trade names (5)	39,600	(185)	39,415	15,500	—	15,500
Other (6)	41,211	(2,710)	38,501	59,157	(4,241)	54,916
Total deferred leasing costs and intangible assets	$862,150	$(223,297)	$638,853	$648,999	$(203,069)	$445,930
Intangible Liabilities
Lease intangible liabilities (2)	$174,208	$(62,724)	$111,484	$191,922	$(44,452)	$147,470
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Amounts are presented net of impairments and write-offs.

(2)
Lease intangible assets are composed of in-place leases, above-market leases and lease incentives. Lease intangible liabilities are composed of below-market leases. Prior to January 1, 2019, lease intangible assets and liabilities included below- and above-market ground leases, respectively, which have been reclassified as a component of operating lease right-of-use asset, included in other assets, upon adoption of the new lease standard.

(3)	Composed of investment management contracts and investor relationships.

(4)	Represent DataBank customer relationships.

(5)
Finite-lived trade names are amortized over estimated useful lives of 5 to 10 years. The Colony trade name with a carrying value of $15.5 million is determined to have an indefinite useful life and is not currently subject to amortization.

(6)
Represents primarily the value of certificates of need associated with certain healthcare portfolios which are not amortized and franchise agreements associated with hotel properties which are subject to amortization over the term of the respective agreements.

Impairment of Identifiable Intangible Assets
Impairments were recorded on investment management intangible assets as follows:
2019—Primarily $8.6 million on NorthStar Healthcare management contract, valued based upon revised future net cash flows to be generated over the remaining life of the contract, discounted at 10%.
2018—(i) $147.4 million on management contracts of retail vehicles, primarily $139.0 million write-off of NorthStar I and NorthStar II contracts upon termination concurrent with closing of the Combination, and $7.0 million on NorthStar Healthcare contract, valued based upon future net cash flows, discounted at 10%; and (ii) write-offs of retail investor relationship of $10.1 million and NorthStar trade name of $59.5 million resulting from reassessment of future retail fundraising and a change in the Company's name in June 2018, respectively.

2017—Management contracts of retail vehicles of $55.3 million on NorthStar Healthcare following an amendment to its agreement and $3.7 million on NorthStar/RXR NY Metro Real Estate, Inc. based upon revised capital raising projections, both valued based upon future net cash flows, discounted at 9%.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 16):

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net increase to rental income (1)	$14,443	$2,723	$14,561

Net increase (decrease) to ground rent expense (2)	$—	$(250)	$108

Amortization expense
Deferred leasing costs and lease intangibles	$33,922	$31,466	$64,943
Investment management intangibles	89,236	26,992	51,154
Customer relationships	250	—	—
Trade name	186	1,606	3,682
Other	1,171	2,291	10,215
	$124,765	$62,355	$129,994
__________

(1)	Represents the impact of amortizing above- and below-market leases and lease incentives.

(2)	Represents the impact of amortizing above- and below-market ground leases prior to adoption of the lease standard on January 1, 2019.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale.

	Year Ending December 31,
(In thousands)	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Net increase (decrease) to rental income	$7,410	$6,638	$6,204	$6,629	$(6,692)	$(8,362)	$11,827
Amortization expense	90,708	83,468	69,326	56,462	50,132	147,134	497,230

8. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	December 31, 2019	December 31, 2018
Assets
Restricted cash	$15,585	$6,213
Real estate, net	799,415	3,645,406
Equity investment—private fund	—	13,422
Goodwill	—	20,000
Deferred leasing costs and intangible assets, net	33,236	135,924
Other assets	21,816	146,380
Due from affiliates	—	2,290
Total assets held for sale	$870,052	$3,969,635

Liabilities
Debt, net	$232,944	$1,064,585
Lease intangibles and other liabilities, net	35,208	153,910
Total liabilities related to assets held for sale	$268,152	$1,218,495

Assets and Liabilities Related to Discontinued Operations
At December 31, 2019 and 2018, assets totaling $0.4 billion and $3.2 billion, respectively, and liabilities totaling $0.2 billion and $1.2 billion, respectively, of the industrial segment were classified as held for sale. Amounts as of December 31, 2018 included the light industrial portfolio and the related management platform prior to their sale in December 2019. At December 31, 2019, only the assets and liabilities related to the bulk industrial portfolio remain as held for sale. The industrial assets held for sale consisted primarily of real estate and related intangible assets of $0.4 billion at December 31, 2019 and $3.0 billion at December 31, 2018. Also included prior to the December 2019 sale were goodwill associated with the industrial management platform, fee receivable presented as due from affiliates, and the Company's general partner interest in the industrial open-end fund, presented as equity investment—private fund. Debt financing the light industrial portfolio was either repaid or assumed by the buyer concurrent with closing of the sale in December 2019. At December 31, 2019, all debt presented as held for sale relates to the bulk industrial portfolio.
9. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	December 31, 2019	December 31, 2018
Capital expenditures reserves (1)	$89,901	$214,863
Real estate escrow reserves (2)	38,326	49,702
Borrower escrow deposits	8,079	10,412
Working capital and other reserves (3)	1,800	19,586
Tenant lock boxes (4)	18,889	15,666
Other	46,928	54,376
Total restricted cash	$203,923	$364,605
__________

(1)	Represents primarily cash held by lenders for capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)	Represents reserves for working capital and property development expenditures, as well as in connection with letter of credit provisions, as required in certain joint venture arrangements.

(4)	Represents tenant rents held in lock boxes controlled by the lender. The Company receives the monies after application of rent receipts to service its debt.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	December 31, 2019	December 31, 2018
Interest receivable	$14,066	$14,005
Straight-line rents	37,352	34,931
Hotel-related deposits and reserves (1)	18,065	21,636
Investment deposits and pending deal costs	32,994	27,534
Deferred financing costs, net (2)	2,794	5,467
Derivative assets (Note 11)	21,386	33,558
Prepaid taxes and deferred tax assets, net	82,344	71,656
Receivables from resolution of investments (3)	63,984	30,770
Operating lease right-of-use asset, net	220,560	—
Accounts receivable, net (4)	83,161	58,830
Prepaid expenses	30,761	23,771
Other assets	30,413	30,604
Fixed assets, net	44,768	47,381
Total other assets	$682,648	$400,143

__________

(1)
Represents working capital deposits and reserves held by third party managers at certain hotel properties to fund furniture, fixtures and equipment expenditures. Funding of reserves is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)	Represents primarily proceeds from loan repayments and real estate sales held in escrow, and sales of equity investments pending settlement.

(4)	Includes receivables for hotel operating income, resident fees, rent and other tenant receivables, net of allowance, where applicable.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	December 31, 2019	December 31, 2018
Tenant security deposits and payable	$15,293	$15,135
Borrower escrow deposits	9,903	13,001
Deferred income (1)	32,318	27,124
Interest payable	38,487	40,622
Derivative liabilities (Note 11)	127,531	132,808
Contingent consideration—THL Hotel Portfolio (Note 12)	9,330	8,903
Share repurchase payable (2)	—	7,567
Current and deferred income tax liability	222,206	92,808
Operating lease liability (Note 22)	181,297	—
Accrued compensation	83,351	79,320
Accrued carried interest and incentive fee compensation	50,360	7,486
Accrued real estate and other taxes	39,923	38,714
Accounts payable and accrued expenses	143,852	91,244
Other liabilities	62,047	79,412
Total accrued and other liabilities	$1,015,898	$634,144
__________

(1)
Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, deferred asset management fees from private funds, and deferred base management fees assumed in the DBH acquisition. Deferred management fees totaling $18.3 million at December 31, 2019 and $3.2 million at December 31, 2018 will be recognized as fee income over a weighted average period of 1.2 years.

(2)	Represents the Company's common stock repurchases transacted in December 2018 and settled in January 2019.
10. Debt
The Company's debt consists of the following components, excluding debt associated with the industrial segment, which is included in liabilities related to assets held for sale (Note 8).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
December 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$8,276,620	$280,117	$9,172,842
Premium (discount), net	—	2,243	(17,126)	(78,927)	(93,810)
Deferred financing costs	—	(4,296)	(90,828)	—	(95,124)
	$—	$614,052	$8,168,666	$201,190	$8,983,908
December 31, 2018
Debt at amortized cost
Principal	$—	$616,105	$8,275,707	$280,117	$9,171,929
Premium (discount), net	—	2,697	(41,217)	(81,031)	(119,551)
Deferred financing costs	—	(6,652)	(70,354)	—	(77,006)
	$—	$612,150	$8,164,136	$199,086	$8,975,372
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $515.6 million at December 31, 2019 and $425.9 million at December 31, 2018 relates to financing on assets held for sale. Debt associated with assets held for sale that is expected to be assumed by the buyer is included in liabilities related to assets held for sale (Note 8).

The following table summarizes certain information about the different components of debt carried at amortized cost. Weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of the balance sheet date and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(3)	Weighted Average Years Remaining to Maturity(4)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(3)	Weighted Average Years Remaining to Maturity(4)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(3)	Weighted Average Years Remaining to Maturity(4)
December 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.0	$—	N/A	2.0
Convertible and exchangeable senior notes	616,105	4.27%	2.0	—	N/A	N/A	616,105	4.27%	2.0
Junior subordinated debt	—	N/A	N/A	280,117	4.77%	16.4	280,117	4.77%	16.4
Secured debt (1)	35,072	5.02%	5.9	—	N/A	N/A	35,072	5.02%	5.9
	651,177			280,117			931,294
Non-recourse
Secured debt
Digital	—	N/A	N/A	539,155	6.98%	4.8	539,155	6.98%	4.8
Healthcare (2)	405,980	4.55%	5.1	2,547,726	5.22%	4.3	2,953,706	5.13%	4.4
Hospitality	13,494	12.71%	1.6	2,653,853	4.83%	4.6	2,667,347	4.87%	4.6
Other Real Estate Equity (2)	151,777	4.26%	3.4	1,652,870	4.08%	2.8	1,804,647	4.09%	2.9
Real Estate Debt	—	N/A	N/A	276,693	3.72%	1.8	276,693	3.72%	1.8
	571,251			7,670,297			8,241,548
	$1,222,428			$7,950,414			$9,172,842
December 31, 2018
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	3.0	$—	N/A	3.0
Convertible and exchangeable senior notes	616,105	4.27%	3.0	—	N/A	N/A	616,105	4.27%	3.0
Junior subordinated debt	—	N/A	N/A	280,117	5.66%	17.4	280,117	5.66%	17.4
Secured debt (1)	37,199	5.02%	6.9	—	N/A	N/A	37,199	5.02%	6.9
	653,304			280,117			933,421
Non-recourse
Secured debt
Healthcare (2)	2,130,999	4.62%	1.9	1,109,681	6.64%	2.7	3,240,680	5.31%	2.2
Hospitality	12,019	12.99%	2.6	2,636,053	5.68%	3.8	2,648,072	5.71%	3.8
Other Real Estate Equity (2)	200,814	4.02%	3.8	1,789,431	4.43%	3.6	1,990,245	4.39%	3.7
Real Estate Debt	—	N/A	N/A	359,511	4.50%	2.4	359,511	4.50%	2.4
	2,343,832			5,894,676			8,238,508
	$2,997,136			$6,174,793			$9,171,929
__________

(1)	The fixed rate recourse debt is secured by the Company's aircraft.

(2)
Mortgage debt in the healthcare and other real estate equity segment with an aggregate outstanding principal of $235.6 million at December 31, 2019 and $538.5 million at December 31, 2018 were either in payment default or were not in compliance with certain debt and/or lease covenants. The Company is negotiating with the lenders and the tenants to restructure the debt and leases, as applicable, or otherwise refinance the debt.

(3)	Calculated based upon outstanding debt principal at balance sheet date and for variable rate debt, the applicable index at balance sheet date.

(4)	Calculated based upon initial maturity dates of the respective debt or extended maturity dates if extension criteria are met and extension option is at the Company's discretion.
Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The Credit Agreement initially provided a secured revolving credit facility in the maximum principal amount of $1.0 billion, with an option to increase up to $1.5 billion, subject to agreement of existing or substitute lenders to provide the additional loan commitment and satisfaction of customary closing conditions. The credit facility is scheduled to mature in

January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
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
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month London Inter-bank Offered Rate ("LIBOR") plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at December 31, 2019), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. At December 31, 2019, the Company was in compliance with all of the financial covenants.
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
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2019	December 31, 2018

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
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
Secured Debt
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2019, excluding bulk industrial secured debt of $235.0 million that is classified as held for sale. Future debt principal payments are presented based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the Company's discretion. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

(In thousands)	Corporate Credit Facility	Convertible and Exchangeable Senior Notes	Secured Debt	Junior Subordinated Notes	Total
Year Ending December 31,
2020	$—	$—	$393,341	$—	$393,341
2021	—	402,500	749,367	—	1,151,867
2022	—	—	1,811,515	—	1,811,515
2023	—	200,000	134,515	—	334,515
2024	—	—	3,420,860	—	3,420,860
2025 and thereafter	—	13,605	1,767,022	280,117	2,060,744
Total	$—	$616,105	$8,276,620	$280,117	$9,172,842

11. Derivatives
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
Fair value of derivative assets and derivative liabilities were as follows:

	December 31, 2019			December 31, 2018
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$15,307	$1,271	$16,578	$31,127	$1,069	$32,196
Interest rate contracts	78	237	315	862	500	1,362
Performance swaps	—	4,493	4,493	—	—	—
Included in other assets	$15,385	$6,001	$21,386	$31,989	$1,569	$33,558
Derivative Liabilities
Foreign exchange contracts	$8,134	$2,482	$10,616	$6,193	$211	$6,404
Interest rate contracts	—	—	—	—	126,404	126,404
Forward contracts	—	116,915	116,915	—	—	—
Included in accrued and other liabilities	$8,134	$119,397	$127,531	$6,193	$126,615	$132,808

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit of $10.0 million and $0.8 million at December 31, 2019 and 2018, respectively, included in other assets.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at December 31, 2019, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€54,727	€6,935	Min $1.06 / Max $1.31	March 2020 to November 2020
EUR	FX Forward	€303,157	€6,955	Min $1.11 / Max $1.38	January 2020 to February 2024
GBP	FX Forward	£84,187	£27,003	Min $1.24 / Max $1.32	March 2020 to December 2020

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €517.9 million and £275.5 million, or a total of $0.9 billion at December 31, 2019, and €614.0 million and £280.8 million, or a total of $1.1 billion at December 31, 2018.
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
Release of AOCI related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from AOCI to other gain (loss) as summarized below.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Designated net investment hedges:
Realized gain (loss) transferred from AOCI to earnings	$1,790	$7,426	$(3,931)
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Year Ended December 31,
(In thousands)	2019	2018	2017
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$(2,693)	$3,726	$(3,928)

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at December 31, 2019.

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate caps	$—	$6,436,254	1-Month LIBOR	3.0% - 6.26%	June 2020 to November 2021
Interest rate caps	€232,845	€485,405	3-Month EURIBOR	1.0% - 1.5%	January 2021 to June 2024
Interest rate caps	£—	£363,794	3-Month GBP LIBOR	1.5% - 2.25%	February 2020 to October 2022

In connection with the Merger, the Company had assumed a $2.0 billion notional forward starting swap that required the Company to pay 3.394% fixed and receive 3-month LIBOR beginning December 2019, with a maturity date in December 2029 and a mandatory cash settlement at fair value in December 2019. The non-designated swap was intended to hedge the interest rate risk on future refinancing of certain healthcare mortgage debt assumed in the Merger. Such healthcare mortgage debt was refinanced in May 2019. During 2019, the Company settled the entire swap position for a total cash payment of $365.1 million. For the year ended December 31, 2019, total fair value change on these swaps was $239.3 million, included in other gain (loss) below.
The following table summarizes amounts recorded in other gain (loss) related to interest rate contracts. Amounts includes an amount reclassified from AOCI to earnings on a designated interest rate contract upon termination of the derivative in connection with extinguishment of debt financing the light industrial portfolio that was sold in December 2019, presented as part of discontinued operations (Note 16).

	Year Ended December 31,
(In thousands)	2019	2018	2017
Realized and unrealized gain (loss) net:
Designated interest rate contracts	$(8,019)	$—	$—
Non-designated interest rate contracts	(242,898)	33,307	(15,080)

Forward Contracts and Performance Swaps
During December 2018 and January 2019, the Company entered into a series of forward contracts on a portfolio of shares in a real estate mutual fund with a counterparty in an aggregate notional amount of $100 million with a one year term to be settled, at the election of the Company, in cash or through delivery of the mutual fund shares. Concurrently with the forward contracts, the Company entered into a series of swap transactions with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap transactions required an initial combined collateral deposit of $12 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold. At December 31, 2019, the collateral deposit was $10.0 million.

The forwards and swaps are not designated as hedges for accounting purposes and are subject to fair value adjustments through earnings. For the year ended December 31, 2019, fair value loss on the forwards of $16.9 million and fair value gain on the swaps of $4.5 million are included in other gain (loss) in the Company’s statement of operations. The Company’s investment in the mutual fund is carried at fair value and is included in equity and debt investments on the balance sheet. Unrealized gain on the mutual fund shares of $17.4 million for the year ended December 31, 2019, is included in other gain (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
December 31, 2019
Derivative Assets
Foreign exchange contracts	$16,578	$(4,385)	$—	$12,193
Interest rate contracts	315	—	—	315
Performance swaps	4,493	(4,493)	—	—
	$21,386	$(8,878)	$—	$12,508
Derivative Liabilities
Foreign exchange contracts	$(10,616)	$4,385	$—	$(6,231)
Forward contract	(116,915)	4,493	9,981	(102,441)
	$(127,531)	$8,878	$9,981	$(108,672)
December 31, 2018
Derivative Assets
Foreign exchange contracts	$32,196	$(1,743)	$—	$30,453
Interest rate contracts	1,362	(823)	—	539
	$33,558	$(2,566)	$—	$30,992
Derivative Liabilities
Foreign exchange contracts	$(6,404)	$1,743	$—	$(4,661)
Interest rate contracts	(126,404)	823	840	(124,741)
	$(132,808)	$2,566	$840	$(129,402)

12. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected, but excluding financial assets under the NAV practical expedient, categorized into the three tier fair value hierarchy.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Equity method investments	$—	$—	$222,875	$222,875
Marketable equity securities	138,586	—	—	138,586
Debt securities available for sale—N-Star CDO bonds	—	—	54,859	54,859
CMBS of consolidated fund	—	2,732	—	2,732
Other assets—derivative assets	—	21,386	—	21,386
Liabilities
Other liabilities—derivative liabilities	—	127,531	—	127,531
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330
December 31, 2018
Assets
Equity method investments	$—	$—	$81,085	$81,085
Marketable equity securities	36,438	—	—	36,438
Debt securities available for sale—N-Star CDO bonds	—	—	64,127	64,127
CMBS of consolidated fund	—	32,706	—	32,706
Other assets—derivative assets	—	33,558	—	33,558
Liabilities
Other liabilities—derivative liabilities	—	132,808	—	132,808
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	8,903	8,903

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
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure of the THL Hotel Portfolio (Note 3), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million based upon the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company (and certain investment vehicles managed by the Company). Fair value of the contingent consideration is measured using discounted cash flows based on the probability of the former preferred equity holder receiving such payment.
Level 3 Recurring Fair Value Measurements
Quantitative information about recurring Level 3 fair value measurements, for which information about unobservable inputs is reasonably available to the Company, are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (1)
Financial Instrument	Fair Value (In thousands)			Weighted Average (Range)
December 31, 2019
Level 3 Assets
Equity method investments—third party private equity funds	$5,391	NAV(2)	N/A	N/A	N/A
Equity method investments—other	18,574	Discounted cash flows	Discount rate	10.1% (5.1% - 15.8%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	3.7x	(3)
Equity method investments—other	173,910	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	54,859	Discounted cash flows	Discount rate	22.3% (16.8% - 65.0%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	9,330	Discounted cash flows	Discount rate	12.0%	Decrease

December 31, 2018
Level 3 Assets
Equity method investments—third party private equity funds	$5,908	Transaction price and NAV(2)	N/A	N/A	N/A
Equity method investments—other	21,831	Discounted cash flows	Discount rate	17.5% (9.1% - 18.4%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	5.8x	(3)
Equity method investments—other	28,346	Transaction price(4)	N/A	N/A	N/A
N-Star CDO bonds	64,127	Discounted cash flows	Discount rate	21.6% (13.6% - 56.5%)	Decrease
Level 3 Liabilities
Other liabilities—contingent consideration for THL Hotel Portfolio	8,903	Discounted cash flows	Discount rate	20.0%	Decrease
__________

(1)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(2)
Fair value was estimated based on underlying NAV of the respective funds on a quarter lag, adjusted as deemed appropriate by management, and in 2018, in combination with indicative prices of investments sold by the Company.

(3)	Fair value is affected by change in revenue multiple relative to change in rate of revenue growth.

(4)
Valued based upon transaction price of investments recently acquired or offer prices on investments or underlying assets of investee pending sales. Transaction price approximates fair value for investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value measurements, including realized and unrealized gains (losses) included in earnings and AOCI.

	Level 3 Assets			Level 3 Liabilities
(In thousands)	Securitized Loans Receivable	Equity Method Investments	Securities	Debt—Securitized Bonds Payable	Due to Affiliates—Contingent Consideration for Internalization	Other Liabilities—Contingent Consideration for THL Hotel Portfolio
Fair value at December 31, 2016	$—	$—	$—	$—	$(41,250)	$—
Acquired through the Merger	—	362,269	427,560	—	—	—
Consideration for business combination	—	—	—	—	—	(6,771)
Consolidation of securitization trust	58,296	—	—	(56,928)	—	—
Purchases, contribution or accretion	—	162,323	40,035	10,564	—	—
Paydowns or distributions	(10,564)	(166,795)	(120,728)	—	—	—
Realized and unrealized gains (losses) in earnings, net	(2,309)	6,104	(38,885)	1,822	20,600	(648)
Other comprehensive income	—	—	15,261	—	—	—
Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)

Net unrealized gains (losses) in earnings on instruments held at December 31, 2017	$(2,309)	$6,104	$—	$1,822	$20,600	$(648)

Fair value at December 31, 2017	$45,423	$363,901	$323,243	$(44,542)	$(20,650)	$(7,419)
Purchases, contributions and accretion	—	61,113	21,049	—	—	—
Paydowns, distributions and sales	(638)	(188,409)	(138,261)	638	—	—
Deconsolidation	(44,070)	—	(124,344)	43,847	—	—
Transfer out of liabilities to equity	—	—	—	—	12,539	—
Transfers out of Level 3	—	(132,527)	—	—	6,381	—
Contribution to CLNC	—	(26,134)	—	—	—	—
Realized and unrealized gains (losses) in earnings, net	(715)	3,141	3,877	57	1,730	(1,484)
Other comprehensive loss	—	—	(21,437)	—	—	—
Fair value at December 31, 2018	$—	$81,085	$64,127	$—	$—	$(8,903)

Net unrealized gains (losses) in earnings on instruments held at December 31, 2018	$(715)	$(67)	$—	$57	$1,730	$(1,484)

Fair value at December 31, 2018	$—	$81,085	$64,127	$—	$—	$(8,903)
Purchases, contributions and accretion	—	141,070	6,380	—	—	—
Paydowns, distributions and sales	—	(8,338)	(10,779)	—	—	—
Realized and unrealized gains (losses) in earnings, net	—	9,058	(16,920)	—	—	(427)
Other comprehensive income	—	—	12,051	—	—	—
Fair value at December 31, 2019	$—	$222,875	$54,859	$—	$—	$(9,330)

Net unrealized gains (losses) in earnings on instruments held at December 31, 2019	$—	$8,280	$(16,920)	$—	$—	$(427)

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

	December 31, 2019		December 31, 2018
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$16,271	$11,058	$12,617	$13,658
Non-traded REIT—real estate	19,358	—	11,990	—
Private fund—emerging market private equity	3,012	—	—	—

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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment.

	December 31, 2019			December 31, 2018
(In thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Real estate held for sale	$70,191	$183,257	$253,448	$68,864	$200,281	$269,145
Real estate held for investment	—	354,976	354,976	—	416,272	416,272
Intangible assets—investment management contracts	—	62,354	62,354	—	36,400	36,400
Equity method investments	—	745,320	745,320	—	32,761	32,761
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Impairment loss
Real estate held for sale	$120,329	$77,211	$25,619
Real estate held for investment	227,510	280,418	19,668
Intangible assets—investment management	9,955	157,538	59,073
Intangible assets—trade name	—	59,464	—
Equity method loss	257,952	61,182	6,774
Provision for loan losses is presented in Note 5 for loans receivable, and impairments are discussed in Note 6 for equity method investments and Note 7 for investment management intangible assets, including goodwill.
Real Estate Held For Sale
Real estate held for sale is carried at the lower of amortized cost or fair value. Real estate held for sale that was written down to fair value was generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs ranging from 1% to 3%.
Real Estate Held For Investment
Real estate held for investment that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors, including, but not limited to: change in expected holding period assumptions which resulted in a shortfall in undiscounted future net cash flows expected to be generated by the properties in comparison to their respective carrying values, decline in operating performance or physical damage to properties. Fair value of impaired real estate held for investment was estimated based upon various approaches: income capitalization method using capitalization rates ranging from 7% to 9%, discounted cash flow analysis using terminal capitalization rates ranging from 6% to 8.5% and discount rates ranging from 6.5% to 9%, third party appraisals, offer prices or broker opinions of value, or insurance estimates for properties that incurred physical damage.
Specifically, at December 31, 2018, real estate held for investment carried at fair value included $282.4 million of healthcare properties that were impaired in the fourth quarter of 2018, driven by shorter holding period assumptions. In the fourth quarter of 2018, the Company had reassessed the holding period on its healthcare properties, taking into consideration the Company's ability to refinance the related debt with upcoming maturities. The Company considered the possibility of shorter holding periods to be an indicator of impairment, among other factors. For properties for which indicators of impairment were identified, the Company compared their carrying values to the undiscounted future net cash flows expected to be generated by these properties over their holding periods, with terminal values estimated based on indicative capitalization rates, adjusted as appropriate for risk characteristics of each property. In performing this analysis, the Company considered the likelihood of possible outcomes under various holding period scenarios depending on its ability to refinance the related debt and applied a probability-weighted approach to different hold periods for each property. For properties where carrying value exceeded undiscounted future net cash flows, the carrying value was determined to not be recoverable. Fair values were estimated for these properties based upon the income capitalization approach, using net operating income for each property and applying various capitalization rates. Impairment was measured as the excess of carrying value over fair value, totaling $212.0 million.
As impairment assessments involve subjectivity and judgment, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,557,850	$1,557,850	$1,552,824
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	602,000	13,095	—	615,095	614,052
Secured debt	—	—	8,213,550	8,213,550	8,168,666
Secured debt related to assets held for sale	—	—	235,000	235,000	232,944
Junior subordinated debt	—	—	225,835	225,835	201,190
December 31, 2018
Assets
Loans at amortized cost	$—	$—	$1,667,892	$1,667,892	$1,659,217
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	547,300	13,095	—	560,395	612,150
Secured debt	—	—	8,141,497	8,141,497	8,164,136
Secured debt related to assets held for sale	—	—	1,077,195	1,077,195	1,064,585
Junior subordinated debt	—	—	169,619	169,619	199,086

Loans Receivable—Loans receivable carried at amortized cost consist of first mortgages, subordinated mortgages and corporate loans. Fair values were determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes, but is not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment carried at amortized cost are presented net of allowance for loan losses, where applicable.
Debt—Fair value of convertible notes was determined using the last trade price in active markets. Fair value of exchangeable notes was determined based on unadjusted quoted prices in a non-active market. Fair values of amounts outstanding on the corporate credit facility and secured debt were estimated by discounting expected future cash outlays at interest rates currently available to the Company for instruments with similar terms and remaining maturities; and such fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.

Other—The carrying values of cash, due from and to affiliates, other receivables and other payables generally approximate fair value due to their short term nature, and credit risk, if any, are negligible.
13. Variable Interest Entities
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $18.5 million at December 31, 2019 and $13.2 million at December 31, 2018. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. At December 31, 2019 and 2018, the consolidated private fund had total assets of $24.7 million and $42.7 million, respectively, and total liabilities of $0.1 million and $20.1 million, respectively. Assets and liabilities were made up primarily of marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $137.0 million at December 31, 2019 and $117.3 million at December 31, 2018, included within equity and debt investments and where applicable, assets held for sale, on the consolidated balance sheets.

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
As of June 30, 2018, the Company no longer has any consolidated securitization trusts. The Company contributed its interests in three consolidated securitization trusts to CLNC upon closing of the Combination and sold its interests in two consolidated securitization trusts to third parties in the second quarter of 2018, resulting in a deconsolidation of these securitization trusts. The Company has retained its role as special servicer or as collateral manager in these securitization trusts. However, the Company may be removed as special servicer by the controlling class interest holders and may be removed as collateral manager through a right of removal provided to the buyer. Additionally, as of June 30, 2018, the underlying assets of the Company's remaining consolidated securitization trust was liquidated.
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $46.0 million at December 31, 2019 and $67.5 million at December 31, 2018.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 10). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at December 31, 2019 and 2018, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.

14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2016	25,030	166,440	770
Consideration for the Merger (1)	39,466	392,120	—
Issuance of preferred stock	26,400	—	—
Redemption of preferred stock	(25,432)	—	—
Shares canceled (2)	—	(2,984)	—
Shares issued upon redemption of OP Units	—	1,684	—
Conversion of class B to class A common stock	—	34	(34)
Repurchase of common stock	—	(23,371)	—
Exchange of notes for class A common stock	—	233	—
Equity-based compensation, net of forfeitures	—	8,096	—
Redemption of restricted stock units	—	775	—
Shares canceled for tax withholding on vested stock awards	—	(428)	—
Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units (3)	—	2,074	—
Shares issued for settlement of contingent consideration—Internalization	—	15	40
Conversion of class B to class A common stock	—	42	(42)
Repurchase of common stock	—	(61,418)	—
Equity-based compensation, net of forfeitures	—	3,394	—
Shares canceled for tax withholding on vested stock awards	—	(3,359)	—
Shares outstanding at December 31, 2018	57,464	483,347	734
Redemption of preferred stock	(16,114)	—	—
Shares issued upon redemption of OP Units	—	188	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,850	—
Shares canceled for tax withholding on vested stock awards	—	(689)	—
Shares outstanding at December 31, 2019	41,350	487,044	734
__________

(1)
Shares were legally issued by the Company, as the surviving combined entity, as consideration for the Merger. However, as the Merger was accounted for as a reverse acquisition, the consideration transferred was measured based upon the number of shares of common stock and preferred stock that Colony, as the accounting acquirer, would theoretically have issued to the shareholders of NSAM and NRF to achieve the same ratio of ownership in the Company upon completion of the Merger.

(2)	Represents NRF shares held by NSAM that were canceled upon consummation of the Merger, after giving effect to the exchange ratio.

(3)
Includes 572,567 shares of class A common stock issued upon redemption of an equivalent number of OP Units that were issued for settlement of the contingent consideration in connection with the Internalization (Note 12).

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at December 31, 2019:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series G	7.5%	June 2014	3,450	$35	$86,250	Currently redeemable
Series H	7.125%	April 2015	11,500	115	287,500	April 13, 2020
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			41,350	414	1,033,750
Series B	8.25%	February 2007	6,114	61	152,855	Redemption pending
Series E	8.75%	May 2014	10,000	100	250,000	Redemption pending
			57,464	$575	$1,436,605

All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends on Series G, H, I and J of preferred stock are payable quarterly in arrears in January, April, July and October. Prior to their full redemption as discussed below, dividends on Series B and E preferred stock were payable in February, May, August and November.
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
The Company issued notices of redemption for all outstanding Series D preferred stock in May 2018, with redemption settled in July 2018, and for remaining outstanding shares of Series B and all outstanding shares of Series E preferred stock in December 2019, with redemption settled in January 2020.
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
Common Stock Repurchases
During the year ended December 31, 2019, the Company repurchased 652,311 shares of its class A common stock, at an aggregate cost of approximately $3.2 million, or a weighted average price of $4.84 per share pursuant to a $300 million share repurchase program authorized by its board of directors in May 2018, and extended in May 2019 for an additional one year term.
During the year ended December 31, 2018, the Company repurchased 61,417,755 shares of its class A common stock, at an aggregate cost of approximately $350.1 million, or a weighted average price of $5.70 per share. These repurchases were made pursuant to the Company's share repurchase programs authorized in February 2018 and in May 2018 of $300 million each.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the years ended December 31, 2019 and 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$85	$(112)	$(41)	$(76,426)	$44,385	$(32,109)
Other comprehensive income (loss) before reclassifications	5,450	(22,014)	41	124,846	(68,581)	39,742
Amounts reclassified from AOCI	81	36,544	—	(2,489)	5,547	39,683
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	(1,785)	(16,238)	(91)	(46,183)	34,113	(30,184)
Amounts reclassified from AOCI	—	(3,951)	—	6,870	(8,446)	(5,527)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	9,206	(4,358)	(2,563)	(5,398)	24,945	21,832
Amounts reclassified from AOCI	(3,554)	15,356	2,428	(1,081)	(1,312)	11,837
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2016	$(527)	$—	$(57,213)	$11,798	$(45,942)
Other comprehensive income (loss) before reclassifications	981	—	97,840	(10,659)	88,162
Amounts reclassified from AOCI	(454)	—	(1,679)	1,988	(145)
AOCI at December 31, 2017	$—	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	—	(390)	(39,621)	8,696	(31,315)
Amounts reclassified from AOCI	—	—	73	(2,179)	(2,106)
AOCI at December 31, 2018	$—	$(390)	$(600)	$9,644	$8,654
Other comprehensive loss before reclassifications	—	(5,943)	(16,848)	(1,291)	(24,082)
Amounts reclassified from AOCI	—	5,328	(465)	2,306	7,169
AOCI at December 31, 2019	$—	$(1,005)	$(17,913)	$10,659	$(8,259)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2019	2018	2017
Realized gain (loss) on marketable securities	$—	$10,100	$(5,285)	Other gain (loss), net
Other-than-temporary impairment and write-offs of securities	(15,356)	(6,149)	(31,259)	Other gain (loss), net
Deconsolidation of N-Star CDO	—	(2,596)	—	Other gain (loss), net
Release of cumulative translation adjustments	1,081	(6,870)	2,489	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	(340)	1,454	(1,829)	Other gain (loss), net
Realized gain (loss) on net investment hedges	1,652	6,992	(3,718)	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	3,554	—	(81)	Equity method earnings (losses)

15. Noncontrolling Interests
Redeemable Noncontrolling Interests
This represents noncontrolling interests in a consolidated open-end fund sponsored by the Company beginning in August 2017, and in the Townsend investment management subsidiary acquired through the Merger for the year ended December 31, 2017. In connection with the sale of Townsend in December 2017, $20.0 million of the consideration received was allocated to certain members of Townsend management and the noncontrolling interests in Townsend were fully redeemed.
The following table presents the activity in redeemable noncontrolling interests.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$9,385	$34,144	$—
Assumed through the Merger	—	—	78,843
Assumed through consolidation of sponsored private fund	—	—	24,763
Contributions	—	354	8,550
Distributions and redemptions	(5,837)	(21,405)	(100,830)
Net income (loss)	2,559	(3,708)	23,543
Currency translation adjustment and other	—	—	(725)
Ending balance	$6,107	$9,385	$34,144

Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
The Company's investment in its light industrial portfolio prior to its sale in December 2019 was made alongside third party limited partners through a joint venture consolidated by the Company. The Company's ownership interest changed over the course of the investment vehicle due to capital contributions from or redemptions of limited partner interests. Limited partners were admitted or redeemed at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions or redemptions. For the years ended December 31, 2019, 2018 and 2017, the difference between contributions or redemptions and the respective limited partners' share of the joint venture resulted in a net increase to additional paid-in capital of $12.4 million, $34.1 million and $21.8 million, respectively.
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
Issuance of OP Units—The Company issued 21,478,515 OP Units in July 2019 and 612,072 OP Units in December 2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3).
Redemption of OP Units—For the year ended December 31, 2019, the Company redeemed 187,995 OP Units with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
For the year ended December 31, 2018, the Company redeemed 2,870,422 OP Units, of which 2,074,457 OP Units were redeemed in exchange for an equal number of shares of class A common stock on a one-for-one basis, and 795,965 OP Units were redeemed in exchange for cash of $4.8 million to satisfy tax obligations of OP unitholders. The redemptions included 1.0 million OP Units issued for settlement of the contingent consideration in connection with the Internalization (Note 12).
16. Discontinued Operations
All of discontinued operations for 2019 and most of discontinued operations for 2018 represent the results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, predominantly carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment. The light industrial portfolio and management platform were sold in December 2019.
The first six months of 2018 also included loss from discontinued operations of $0.2 million related to certain properties in the THL Hotel Portfolio acquired in July 2017 that qualified as held for sale at the time of foreclosure. Such properties were fully disposed of in the second quarter of 2018.

Income from discontinued operations is presented below.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues
Property operating income	$346,431	$288,367	$284,051
Fee income	11,646	7,378	4,022
Interest and other income	5,163	3,775	4,742
Revenues from discontinued operations	363,240	299,520	292,815
Expenses
Property operating expense	93,440	84,162	87,726
Interest expense	91,863	42,713	47,594
Investment and servicing expense	658	436	542
Placement fees	—	234	1,650
Depreciation and amortization	106,470	129,104	109,265
Impairment loss	—	948	44
Compensation expense—cash and equity-based (1)	29,791	11,156	8,119
Compensation expense—carried interest (2)	35,170	4,696	—
Administrative expenses	6,089	4,569	4,703
Expenses from discontinued operations	363,481	278,018	259,643
Other income (loss)
Gain on sale of real estate	1,457,892	7,633	22,504
Other gain, net	1,338	—	—
Equity method earnings, including carried interest (2)	41,258	10,636	1,868
Income from discontinued operations before income taxes	1,500,247	39,771	57,544
Income tax benefit (expense)	1,550	(189)	(2,096)
Income from discontinued operations	1,501,797	39,582	55,448
Income from discontinued operations attributable to:
Noncontrolling interests in investment entities	989,358	21,260	24,407
Noncontrolling interests in Operating Company	49,391	1,113	1,249
Income from discontinued operations attributable to Colony Capital, Inc. (2)	$463,048	$17,209	$29,792
__________

(1)	Includes equity-based compensation of $8.2 million, $2.9 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
In December 2019, carried interest totaling $81.2 million was realized upon sale of the light industrial portfolio, of which $52.8 million related to the unconsolidated industrial open-end fund had been recognized as unrealized equity method earnings over time, and $28.4 million related to the consolidated industrial closed-end fund was recorded upon realization in December 2019 as a disproportionate allocation to the Company from noncontrolling interests in investment entities. Approximately $39.9 million of total carried interest represents carried interest sharing compensation expense, recognized in the same period as the related carried interest income.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net loss allocated to common stockholders
Loss from continuing operations	$(1,650,712)	$(534,757)	$(120,061)
(Income) loss from continuing operations attributable to noncontrolling interests	138,857	(2,059)	(107,622)
Loss from continuing operations attributable to Colony Capital, Inc.	(1,511,855)	(536,816)	(227,683)
Income from discontinued operations attributable to Colony Capital, Inc.	463,048	17,209	29,792
Net loss attributable to Colony Capital, Inc.	(1,048,807)	(519,607)	(197,891)
Preferred stock redemption	5,150	3,995	(4,530)
Preferred dividends	(108,550)	(117,097)	(130,672)
Net loss attributable to common stockholders	(1,152,207)	(632,709)	(333,093)
Net income allocated to participating securities	(3,491)	(2,504)	(9,168)
Net loss allocated to common stockholders—basic	(1,155,698)	(635,213)	(342,261)
Interest expense attributable to convertible notes (1)	—	—	—
Net loss allocated to common stockholders—diluted	$(1,155,698)	$(635,213)	$(342,261)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	479,588	496,993	532,600
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—
Weighted average number of common shares outstanding—diluted	479,588	496,993	532,600
Basic loss per share
Loss from continuing operations	$(3.38)	$(1.31)	$(0.70)
Income from discontinued operations	0.97	0.03	0.06
Net loss attributable to common stockholders per basic common share	$(2.41)	$(1.28)	$(0.64)
Diluted loss per share
Loss from continuing operations	$(3.38)	$(1.31)	$(0.70)
Income from discontinued operations	0.97	0.03	0.06
Net loss attributable to common stockholders per diluted common share	$(2.41)	$(1.28)	$(0.64)
__________

(1)
For the years ended December 31, 2019, 2018 and 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $28.2 million, $28.6 million and $28.9 million of interest expense, respectively, and 38,112,100, 38,112,100, and 38,564,400 weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 74,100, 571,500 and 534,100 for the years ended December 31, 2019, 2018 and 2017, respectively, as the effect would be antidilutive. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 19) of 990,700 and 532,900 for the years ended December 31, 2019 and 2018, respectively.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common shares on a one-for-one basis. At December 31, 2019, 2018 and 2017 there were 53,261,100, 31,358,500 and 32,282,500 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

18. Fee Income
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
In December 2017, the Company sold its interest in Townsend, an investment management subsidiary acquired through the Merger. Upon closing of the Combination on January 31, 2018, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with CLNC. In April 2018, the Company combined NorthStar Securities, LLC ("NorthStar Securities"), the Company's captive broker-dealer platform that raises capital in the retail market, with a third party partner to form a new joint venture, accounted for under the equity method.

Fee income for all periods presented excludes management fees from the Company's open-end industrial fund which was classified as held for sale. Such fees are included in income from discontinued operations (Note 16).
The Company's fee income is earned from the following sources.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Institutional funds and other investment vehicles	$82,188	$48,624	$56,966
Public companies (CLNC, NRE)	118,049	65,258	14,003
Non-traded REITs	19,896	29,597	88,081
Other	3,782	964	57,717
	$223,915	$144,443	$216,767
The following table presents the Company's fee income by type:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Base management fees ($151,452, $130,384, and $161,414 from affiliates, respectively)	$152,189	$131,406	$179,816
Asset management fees ($2,371, $2,078, and $3,069 from affiliates, respectively)	3,559	2,078	3,069
Acquisition and disposition fees—from affiliates	—	1,922	16,237
Incentive and termination fees ($64,555, $5,445, and $172 from affiliates, respectively)	64,555	5,445	1,043
Other fee income ($2,206, $3,389 and $0 from affiliates, respectively)	3,612	3,592	16,602
Total fee income	$223,915	$144,443	$216,767

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

•
CLNC—1.5% per annum of CLNC's stockholders' equity (as defined in its management agreement). In November 2019, the management agreement with CLNC was amended and restated to reduce the fee base to reflect CLNC's reduced book value, which resulted in a decrease in management fees effective in the beginning of the fourth quarter of 2019 (Note 6);

•
Non-Traded REITs—1.5% per annum of most recently published net asset value (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, and prior to closing of the Combination on January 31, 2018, 1% to 1.25% per annum of gross assets for NorthStar I and NorthStar II. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and

•
NRE—prior to termination of the NRE management contract in connection with the sale of NRE on September 30, 2019, a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association Net Asset Value ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion.

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
Incentive and Termination Fees—The Company may earn incentive fees from NRE (prior to termination of the NRE management contract) and CLNC, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Termination of the NRE management contract in September 2019 resulted in payment and recognition of a termination fee to the Company of $64.6 million, of which $21.5 million represents incentive fees earned for fiscal year 2019 through the date of termination.
Other Fee Income—Other fees include service fees for information technology and operational support services and facilities to portfolio companies, advisory fees, and licensing fees related to the Colony Capital Fundamental U.S. Real Estate Index, a rules-based strategy that invests in common stock of REITs. Other fees also included selling commission and dealer manager fees through NorthStar Securities prior to May 2018 and advisory fees from Townsend clients on a fixed annual retainer in 2017.
19. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2019, an aggregate 54.4 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 15).
LTIP units issued to certain employees have a service condition only, and are valued based upon the Company's class A common stock price on grant date.
In connection with the acquisition of DBH in July 2019, the Company granted 10 million LTIP units to Marc C. Ganzi, co-founder and Chief Executive Officer ("CEO") of DBH and CEO-elect of the Company, subject to both a service condition and a market condition. The LTIP units will vest based upon achievement of the Company's class A common stock price closing at or above $10.00 over any 90 consecutive trading days prior to the fifth anniversary of the grant date, subject to Mr. Ganzi's continuous employment to the time of such vesting. Fair value of these LTIP units was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

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
Equity-based compensation expense, excluding amounts related to the industrial segment which is presented as discontinued operations (Note 16), is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense (including $345, $270 and $0 amortization of fair value of dividend equivalent rights)	$31,403	$38,928	$146,563
Earnings from investments in unconsolidated ventures	—	—	61
Investment and servicing expense	—	—	4,070
	$31,403	$38,928	$150,694

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2018	5,422,090	—	183,134	2,043,949	7,649,173	$5.09	$9.39
Granted	5,085,924	10,000,000	386,834	3,760,864	19,233,622	2.92	2.30
Vested	(2,570,167)	—	(304,184)	(60,514)	(2,934,865)	5.09	9.79
Forfeited	(296,139)	—	—	(64,104)	(360,243)	4.53	6.26
Unvested shares and units at December 31, 2019	7,641,708	10,000,000	265,784	5,680,195	23,587,687	3.66	3.25
__________

(1)
Represents the number of PSUs granted, which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $14.7 million, $111.2 million and $31.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $44.5 million, which is expected to be recognized over a weighted average period of 2.0 years.
Awards Granted by Managed Companies
CLNC and NRE, both managed by the Company prior to the sale of NRE, issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). CLNC awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. NRE awards generally had similar terms as the Company's stock awards, except that the NRE performance stock units measured NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees were entitled to receive shares of NRE common stock if service conditions and/or market conditions were met. Generally, the Company then grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants are made at the discretion of the Company, and the Company may consult with the board of directors or compensation committees of the respective managed companies as to final allocation of awards to its employees.
Managed company awards granted to the Company, pending grant by the Company to its employees, are recognized based upon their fair value at grant date as an equity investment and other liabilities on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company.
Managed company awards granted to employees, directly by NRE or CLNC, or through the Company, are recorded as other asset and other liability, and amortized on a straight-line basis as equity-based compensation expense and as other income, respectively, as the awards vest to the employees. The other asset and other liability associated with managed company awards granted to employees are subject to adjustment to fair value at each reporting period, with changes reflected in equity-based compensation and other income, respectively.
Equity-based compensation expense recognized related to managed company awards was $32.3 million and $9.6 million for the years ended December 31, 2019 and 2018, respectively, which included the acceleration of all outstanding NRE awards and certain CLNC awards upon the sale of NRE in September 2019. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 20). At December 31, 2019, aggregate unrecognized compensation cost for unvested managed company awards was $11.4 million, pertaining only to CLNC, which is expected to be recognized over a weighted average period of 1.9 years.
20. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$36,106	$32,139
Cost reimbursements and recoverable expenses	14,624	10,754
Employees and other affiliates	750	596
	$51,480	$43,489
Due to Affiliates
Employees and other affiliates	$34,064	$—

Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 18.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:

•
Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of non-traded REITs and CLNC, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);

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

•
Equity awards granted to employees of the Company by CLNC and NRE (prior to termination of the NRE management agreement) and cash compensation paid by NRE to certain employees of the Company in connection with the sale of NRE in September 2019, which are presented gross as other income and compensation expense (Note 19);

•
Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Digital Colony Manager joint venture prior to the Company's acquisition of DBH in July 2019; and

•	Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, were as follows.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Retail companies	$3,098	$4,672	$19,545
Public companies (CLNC, NRE)	14,442	10,747	—
Private investment vehicles and other	14,059	9,198	3,779
Equity awards of CLNC and NRE (Note 19)	32,627	10,078	—
Townsend	—	—	2,306
	$64,226	$34,695	$25,630

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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At December 31, 2019 and 2018, there were no outstanding advances under the revolving credit facility.

Liquidating Trust—As contemplated in the combination agreement, a certain loan receivable previously held by NorthStar I was not transferred to CLNC, for which the Company acquired a senior participation interest at par, and the remaining junior participation interest ("NorthStar I Retained Asset") was transferred to a liquidating trust. The Company entered into a management services agreement with the liquidating trust to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial.
Sales to CLNC—There were no such sales in the year ended December 31, 2019. In May 2018, the Company sold a preferred equity investment sponsored by the Company's equity method investee, RXR Realty, to CLNC at the unpaid principal amount of the investment of $89.1 million. In July 2018, the Company sold to CLNC its interest in a subsidiary holding a net lease property in Norway that was partially financed by a non-callable bond for $121.5 million based on an appraised value of the property, resulting in a gain on sale of $28.6 million.
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
Acquisition of DBH and DataBank—In connection with the acquisition of DBH in July 2019, payment of a portion of the cash consideration was deferred until the expiration of certain customary seller indemnification obligations (Note 3). The deferred consideration of $32.5 million remaining at December 31, 2019 is payable to principals of DBH, including Mr. Ganzi, who became employees or affiliate of the Company post-acquisition.
In connection with the Company's acquisition in December 2019 of interests in DataBank from third parties (Note 3), Mr. Ganzi and Mr. Jenkins, the Chairman of the Company’s digital realty platform, entered into voting agreements with the Company, which provide the Company with majority voting power over DataBank's board. The Company took a series of steps to mitigate conflicts in the transaction, including receiving a fairness opinion on its purchase price from a nationally recognized third party valuation firm. Additionally, in exchange for incentive units owned by Messrs. Ganzi and Jenkins allocable to the DataBank stake acquired by the Company, the Company issued OP Units with a value of $3 million, which are subject to a multi-year lockup. The value represents consideration paid to Messrs. Ganzi and Jenkins by the Company for such incentive units in connection with its investment in DataBank, which was in addition to the cash consideration paid to third parties by the Company for its acquired interests in Databank. As a result, the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank. In addition, the DataBank transaction was approved by the Company's board of directors.
Arrangements with Company-Sponsored Private Fund—The Company co-invests alongside a Company-sponsored private fund through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private fund such as financing and administrative costs. Such costs expensed during the years ended December 31, 2019, 2018 and 2017 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of CLNC and NRE—As discussed in Note 19, CLNC and NRE (prior to the sale of NRE in September 2019) grant equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At December 31, 2019 and 2018, such investments in consolidated investment vehicles and general partner entities totaled $4.0 million and $5.7 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $2.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $1.4 million, $0.7 million and $1.9 million for personal flights taken during the years ended December 31, 2019, 2018 and 2017, respectively.
21. Income Taxes
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
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense), including amounts related to the industrial business presented as discontinued operations (Note 16), were as follows.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$(6,320)	$2,881	$(20,316)
State and local	(3,276)	1,168	(3,606)
Foreign	(12,459)	(13,698)	(16,138)
Total current tax benefit (expense)	(22,055)	(9,649)	(40,060)
Deferred
Federal	1,652	64,962	110,711
State and local	2,800	1,320	18,235
Foreign	5,150	3,148	9,513
Total deferred tax benefit	9,602	69,430	138,459
Total income tax benefit (expense) from continuing and discontinued operations	$(12,453)	$59,781	$98,399

Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities.
Certain deferred tax liabilities were recognized in connection with business combinations in 2019, related primarily to book-to-tax basis differences in real estate assets recorded at fair value upon acquisition of DataBank, for which a TRS election was made, and investment management contract intangible assets recognized from the acquisition of DBH.
At December 31, 2018, the Company believed that it was more likely than not that the carry forward net operating losses on certain hotel portfolios will be utilized prior to their expiration based on the Company’s reassessment of expected future profitability on these portfolios, therefore the related valuation allowance that was previously established of $10.7 million was released in 2018.

The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows.

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax assets
Net operating and capital loss carry forwards (1)	$67,785	$56,609
Equity-based compensation	23,410	17,162
Investment in partnerships	625	7,745
Real estate, leases and related intangibles	15,870	—
Foreign tax credits (2)	—	892
Straight-line and prepaid rent	6,270	7,850
Deferred income	3,520	—
Deferred interest expense	5,881	472
Other (3)	11,853	2,904
Gross deferred tax assets	135,214	93,634
Valuation allowance	(26,305)	(22,062)
Deferred tax assets, net of valuation allowance	108,909	71,572
Deferred tax liabilities
Real estate, leases and related intangibles	209,474	63,901
Other intangible assets	31,124	33,693
Deferred income	—	1,263
Other (3)	9,420	108
Gross deferred tax liabilities	250,018	98,965
Net deferred tax liability	$(141,109)	$(27,393)
__________

(1)
At December 31, 2019 and 2018, deferred tax asset was recognized on net operating losses of $269.7 million and $251.2 million, respectively. Net operating losses attributable to U.S. federal and state, where applicable, generally begin to expire in 2031, except those incurred after December 31, 2017 attributable to U.S. federal, and those attributable to foreign operations can generally be carried forward indefinitely.

(2)	Foreign tax credits expire beginning 2027.

(3)	Other includes deferred tax asset on lease liability and deferred tax liability on lease ROU asset related to office leases at December 31, 2019.
Effective Income Tax
The Company's income tax benefit varied from the amount computed by applying the statutory income tax rate to income from continuing and discontinued operations before income taxes. A reconciliation of the statutory U.S. income tax to the Company's effective income tax is presented as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Loss from continuing and discontinued operations before income taxes	$(136,462)	$(554,956)	$(163,012)
Pre-tax (income) loss attributable to pass-through subsidiaries	(675,635)	312,939	(405,104)
Pre-tax loss attributable to taxable subsidiaries	(812,097)	(242,017)	(568,116)
Federal tax benefit at statutory tax rate (21%, 21% and 35%, respectively)	170,540	50,824	198,841
State and local income taxes, net of federal income tax benefit	1,362	10,983	9,380
Foreign income tax differential	(8,979)	(3,533)	6
Nondeductible expenses—goodwill impairment	(165,480)	—	(110,600)
Nondeductible expenses—other	(4,390)	(4,648)	(20,372)
Valuation allowance, net	(4,151)	2,874	(3,555)
Impact of Tax Cuts and Jobs Act	—	2,190	24,908
Other	(1,355)	1,091	(209)
Income tax benefit (expense) from continuing and discontinued operations	$(12,453)	$59,781	$98,399
Tax Examinations
The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2016.

22. Commitments and Contingencies
Operating Leases
The Company's operating leases, as lessee, are primarily leases on investment properties, consisting primarily of powered shell spaces for data centers, an air rights lease and ground leases assumed through real estate acquisitions, and leases for corporate offices.
The weighted average remaining lease terms based upon outstanding lease liability balances at December 31, 2019 were 19.7 years for leases on investment properties and 7.4 years for office leases.
For the years ended December 31, 2018 and 2017, lease expense, including variable lease expense, was $8.2 million and $6.7 million for ground leases, respectively, and $10.1 million and $13.3 million for office leases, respectively.
For the year ended December 31, 2019, the following table summarizes lease expense for investment properties, included in property operating expense, and office leases, included in administrative expense.

	Year Ended December 31, 2019
(In thousands)	Investment Properties	Corporate Offices
Operating lease expense:
Fixed lease expense	$8,292	$9,213
Variable lease expense	1,898	2,516
	$10,190	$11,729

Operating Lease Commitments
The operating lease liability was determined using a weighted average discount rate of 6.8%. At December 31, 2019, the Company's future operating lease commitments for investment properties, excluding real estate held for sale, and for corporate offices were as follows:

(In thousands)
Year Ending December 31,	Investment Properties	Corporate Offices	Total
2020	$17,295	$10,314	$27,609
2021	16,847	9,735	26,582
2022	17,015	8,074	25,089
2023	17,054	7,778	24,832
2024	17,060	8,314	25,374
2025 and thereafter	211,195	23,337	234,532
Total lease payments	296,466	67,552	364,018
Present value discount			(182,721)
Operating lease liability (Note 9)			$181,297

At December 31, 2018, the Company's future minimum operating lease commitments for ground leases on real estate held for investment and for corporate office leases were as follows:

(In thousands)
Year Ending December 31,	Ground Leases	Corporate Offices	Total
2019	$5,149	$8,980	$14,129
2020	5,217	8,598	13,815
2021	5,386	8,200	13,586
2022	5,776	7,176	12,952
2023	5,720	6,610	12,330
2024 and thereafter	87,150	28,144	115,294
Total lease payments	$114,398	$67,708	$182,106

Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder in an amount up to $13.0 million (Note 12), subject to the Company achieving certain agreed upon returns.

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of December 31, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
23. Segment Reporting
The Company's seven reportable segments are as follows:

•
Digital Real Estate and Investment Management ("Digital")—The Company's digital segment is composed of (i) balance sheet equity interests in digital infrastructure and real estate; and (ii) digital infrastructure and real estate investment management business. For digital investments on our balance sheet, these assets earn rental income from providing use of space and/or capacity in or on our digital assets through long-term leases, services and other agreements. In the digital investment management business, we earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

•
Healthcare—The Company's healthcare segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.

•
Industrial—In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the segment. Therefore, the industrial segment will no longer constitute a reportable segment in the future. The Company continues to own the remaining bulk industrial assets which remain held for sale. As the sale represented a strategic shift that had a major effect on the Company’s operations and financial results, the historical results of the industrial segment are presented as discontinued operations on the consolidated statements of operations (Note 16).

•
Hospitality—The Company's hospitality segment is composed of primarily extended stay and select service hotels located mainly in major metropolitan and high-demand suburban markets in the U.S., with the majority affiliated with top hotel brands such as Marriott and Hilton.

•
CLNC—This segment is composed of our 36% interest in CLNC, an externally managed commercial real estate credit REIT. CLNC is focused on originating, acquiring, financing and managing a diversified commercial real estate portfolio, consisting primarily of senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States.

•
Other Equity and Debt—This segment is composed of a diversified group of strategic and non-strategic real estate and real estate-related debt and equity investments. Strategic investments include investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on real estate or real estate-related investments, excluding digital real estate. Non-strategic investments are composed of those investments the Company does not intend to own for the long term including commercial real estate equity and debt investments and other real estate related securities, among other holdings.

•
Other Investment Management—This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, a public non-traded healthcare REIT and interests in other investment management platforms, among other smaller investment funds. This segment also included the industrial investment management business prior to the sale of the light industrial portfolio in December 2019, and is presented as discontinued operations on the consolidated statements of operations. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.

In December 2019, the acquisition of DataBank marked the Company's inaugural direct balance sheet investment in digital real estate. Together with the acquisition of DBH in July 2019, the Company now has a footprint in both ownership and management of digital real estate assets, which signals the beginning of the Company's pivot into its new digital real estate strategy. As of December 31, 2019, the Company has determined that digital real estate represents a new reportable segment. As of December 31, 2019, the digital segment is composed of the Company's DataBank and DBH subsidiaries, along with the Company's existing investments in the DCP fund and its manager. As a result, the Company's equity method investment and its corresponding share of earnings in the DCP fund, which was in the other equity and debt segment, and in Digital Colony Manager prior to its consolidation (Note 3), along with transaction and financing costs related to the DBH acquisition, which resided in the investment management segment, have been reclassified into the digital segment as of and for the years ended December 31, 2019 and 2018. Additionally, the Company has determined that on a go forward basis, future benefits from its remaining customer relationship intangible (outside of DBH customer relationships) will be derived by its digital business, and therefore, the Company has reallocated the remaining customer relationship intangible from its investment management segment to its digital segment effective December 31, 2019.
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
Results of operations of (i) the industrial segment which includes direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from our general partner interest in the industrial open-end fund, including carried interest, and compensation related to carried interest sharing, which are reported under the investment management segment, are presented as discontinued operations for all current and prior periods presented (Note 16).

(In thousands)	Digital	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Other Investment Management	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2019
Total revenues	$40,407	$582,139	$—	$828,523	$—	$614,551	$246,499	$14,235	$2,326,354
Property operating expenses	2,197	260,374	—	554,981	—	273,357	—	—	1,090,909
Interest expense	4,502	192,621	—	169,781	—	113,762	—	54,872	535,538
Depreciation and amortization	12,209	161,115	—	145,424	—	85,910	79,097	6,037	489,792
Provision for loan losses	—	—	—	—	—	35,880	—	—	35,880
Impairment loss	—	187,341	—	50,474	—	110,025	797,954	649	1,146,443
Gain on sale of real estate	—	1,384	—	279	—	61,253	—	—	62,916
Equity method earnings (losses)	2,647	—	—	—	(241,356)	115,927	(17,602)	—	(140,384)
Equity method earnings—carried interest	—	—	—	—	—	—	11,682	—	11,682
Income tax benefit (expense)	(15,104)	612	—	(898)	—	(7,270)	9,311	(654)	(14,003)
Income (loss) from continuing operations	43,786	(239,888)	—	(107,066)	(241,356)	87,004	(754,314)	(438,878)	(1,650,712)
Income from discontinued operations	—	—	1,486,691	—	—	—	15,106	—	1,501,797
Net income (loss)	43,786	(239,888)	1,486,691	(107,066)	(241,356)	87,004	(739,208)	(438,878)	(148,915)
Net income (loss) attributable to Colony Capital, Inc.	40,658	(179,976)	449,050	(90,139)	(227,548)	1,436	(643,631)	(398,657)	(1,048,807)

Year Ended December 31, 2018
Total revenues	$—	$592,455	$—	$849,513	$—	$739,167	$176,568	$9,239	$2,366,942
Property operating expenses	—	271,166	—	563,453	—	316,037	—	—	1,150,656
Interest expense	—	194,898	—	153,395	—	150,032	—	54,513	552,838
Depreciation and amortization	—	164,389	—	144,528	—	99,525	28,653	6,207	443,302
Provision for loan losses	—	213	—	—	—	42,821	—	—	43,034
Impairment loss	—	217,524	—	72,469	—	79,432	217,850	—	587,275
Gain on sale of real estate	—	—	—	—	—	159,598	—	—	159,598
Equity method earnings (losses)	8,845	—	—	—	(65,366)	97,416	(50,496)	—	(9,601)
Equity method earnings—carried interest	—	—	—	—	—	—	9,525	—	9,525
Income tax benefit (expense)	—	(4,991)	—	9,875	—	(4,298)	59,179	205	59,970
Income (loss) from continuing operations	5,955	(283,516)	—	(90,581)	(65,366)	266,886	(145,161)	(222,974)	(534,757)
Income (loss) from discontinued operations	—	—	26,749	—	—	(102)	12,935	—	39,582
Net income (loss)	5,955	(283,516)	26,749	(90,581)	(65,366)	266,784	(132,226)	(222,974)	(495,175)
Net income (loss) attributable to Colony Capital, Inc.	5,606	(199,277)	4,246	(82,798)	(61,457)	141,197	(124,024)	(203,100)	(519,607)

(In thousands)	Digital	Healthcare	Industrial	Hospitality	CLNC	Other Equity and Debt	Other Investment Management	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2017
Total revenues	$—	$613,169	$—	$815,831	$—	$873,046	$240,632	$6,862	$2,549,540
Property operating expenses	—	274,528	—	537,884	—	233,901	—	—	1,046,313
Interest expense	—	185,256	—	134,729	—	161,993	—	54,278	536,256
Depreciation and amortization	—	183,897	—	133,269	—	128,942	56,616	5,790	508,514
Provision for loan losses	—	1,588	—	—	—	18,153	—	—	19,741
Impairment loss	—	14,375	—	—	—	30,867	375,074	—	420,316
Gain on sale of real estate	—	—	—	—	—	112,758	—	—	112,758
Equity method earnings	—	—	—	—	—	265,079	18,204	—	283,283
Income tax benefit (expense)	—	(5,639)	—	(2,779)	—	(3,950)	111,049	1,814	100,495
Income (loss) from continuing operations	—	(64,767)	—	(9,863)	—	567,752	(174,564)	(438,619)	(120,061)
Income from discontinued operations	—	—	37,497	—	—	995	4,396	12,560	55,448
Net income (loss)	—	(64,767)	37,497	(9,863)	—	568,747	(170,168)	(426,059)	(64,613)
Net income (loss) attributable to Colony Capital, Inc.	—	(51,428)	12,537	(9,199)	—	426,052	(182,038)	(393,815)	(197,891)

Total assets and equity method investments excluding investments held for sale (Note 8) of the reportable segments are summarized as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital	$2,160,402	$47,891	$32,354	$32,354
Healthcare	4,886,374	—	5,395,550	—
Industrial	458,673	—	3,185,906	—
Hospitality	3,789,098	—	3,980,988	—
CLNC	725,443	725,443	1,037,754	1,037,754
Other Equity and Debt	5,749,455	1,070,462	6,344,124	1,026,420
Other Investment Management	1,085,234	139,977	1,979,432	176,403
Amounts not allocated to segments	977,505	3,742	259,141	3,742
	$19,832,184	$1,987,515	$22,215,249	$2,276,673

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total income by geography:
United States	$1,772,135	$2,002,260	$2,492,800
Europe	354,164	329,609	310,783
Other	7,127	302	3,610
Total (1)	$2,133,426	$2,332,171	$2,807,193

(In thousands)	December 31, 2019	December 31, 2018
Long-lived assets by geography:
United States	$9,956,282	$9,566,982
Europe	1,508,347	1,600,623
Total (2)	$11,464,629	$11,167,605

__________

(1)
Total income includes equity method earnings (loss), and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations are sourced in the United States.

(2)
Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease ROU asset and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Long-lived assets that are held for sale at December 31, 2019 and 2018 included $0.5 billion and $3.3 billion located in the United States, respectively, and $0.3 billion and $0.5 billion located in Europe, respectively.

24. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $3,192, $5,554, and $0	$523,533	$507,495	$452,726
Cash received for income tax refunds (paid for income taxes), net	(12,595)	14,476	53,017
Cash paid for operating lease liabilities	16,234	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	$149,737	$158,666	$153,379
Net cash provided by (used in) investing activities of discontinued operations	3,721,764	(599,940)	82,408
Net cash provided by (used in) financing activities of discontinued operations	(2,640,171)	351,052	378,788
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends and distributions payable	$83,301	$84,013	$188,202
Improvements in operating real estate in accrued and other liabilities	20,230	2,249	18,221
Redemption of OP Units for common stock	2,104	29,034	22,831
Preferred stock redemptions payable	402,855	—	—
ROU assets and operating lease liabilities resulting from lease standard, net of related deferred receivables, intangibles and lease incentives derecognized upon adoption	139,157	—	—
Deferred cash consideration for acquisition of DBH (Note 3)	32,500	—	—
Issuance of OP Units for business combinations (Note 3)	114,865	—	—
Proceeds from loan repayments and asset sales held in escrow	63,984	19,425	27,426
Distributions payable to noncontrolling interests included in other liabilities	3,986	19,297	10,786
Foreclosures and exchanges of loans receivable for real estate	28,562	47,097	54,615
Debt assumed by buyer in sale of real estate	295,562	196,416	1,258,558
Debt issued to buyer in sale of real estate	4,000	—	—
Fair value of Digital Colony Manager contract intangible consolidated (Note 3)	51,400	—	—
Assets acquired in business combinations, net of cash and restricted cash acquired (Note 3)	2,098,313	—	16,684,675
Liabilities assumed in business combinations (Note 3)	818,449	—	11,249,183
Noncontrolling interests assumed in business combinations (Note 3)	724,567	—	592,690
Deconsolidation of net assets of securitization trusts	—	131,386	—
Assets held for sale contributed to equity method investee	—	20,350	—
Deferred tax liabilities assumed by buyer of related real estate	—	26,629	—
Share repurchase payable	—	7,567	—
Contributions receivable from noncontrolling interests	—	29,721	25,501
Assets of CLNY Investment Entities deconsolidated, net of cash and restricted cash contributed	—	1,753,066	—
Liabilities of CLNY Investment Entities deconsolidated	—	421,245	—
Noncontrolling interests of CLNY Investment Entities deconsolidated	—	395,274	—

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net assets of investment entity deconsolidated, net of cash and restricted cash contributed	—	—	153,368
Investment deposits applied to acquisition of loans receivable, real estate and CPI Group	—	—	66,020
Common stock issued for acquisition of NSAM and NRF	—	—	5,710,134
Preferred stock issued for acquisition of NRF	—	—	1,010,320
Net assets acquired in CPI restructuring, net of cash and restricted cash assumed	—	—	219,278
Net assets acquired in THL Hotel Portfolio, net of cash and restricted cash assumed	—	—	326,679
Net assets of sponsored fund consolidated, net of cash and restricted cash assumed	—	—	13,370
Exchange of notes for class A common shares	—	—	3,279
Assets of consolidated securitization trust	—	—	58,296
Liabilities of consolidated securitization trust	—	—	56,928

25. Subsequent Events
Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

COLONY CAPITAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017

The following table summarizes the activities in the allowance for doubtful accounts established on all of the Company's receivable balances, primarily receivables from borrowers other than interest, hotel operating income receivables, property level insurance receivables, and other receivables from managed investment vehicles.
In 2018 and 2017, allowances were established on lease-related receivables such as base rents, expense reimbursements and straight-line rents from tenants, and resident fees. Upon adoption of ASC 842 on January 1, 2019, such allowances were charged off against the receivable to the extent collection of the related lease receivables were determined to not be probable, and any remaining allowance related to amounts probable of collection were subsequently charged off at such time cash was collected as a reduction to bad debt expense (Note 2).

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at January 1	$14,514	$6,869	$1,708
Cumulative effect of adoption of ASC 842	(13,889)	—	—
Allowance for doubtful accounts	6,793	26,860	14,602
Charge-offs	(4,605)	(19,155)	(9,531)
Effect of changes in foreign exchange rates	—	(60)	90
Balance at December 31	$2,813	$14,514	$6,869

COLONY CAPITAL, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2019			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Digital
Data Centers (4)	20	$539,155	$29,508	$817,950	$—	$29,508	$817,950	$847,458	$1,065	$846,393	2019
Healthcare
Assisted Living Facilities
Alabama	1	4,540	337	2,583	1,505	337	4,088	4,425	431	3,994	2017
Arizona	1	8,998	536	14,434	1,354	536	15,788	16,324	1,374	14,950	2017
California	5	35,823	12,157	76,393	(24,087)	7,286	57,177	64,463	6,353	58,110	2017
Colorado	2	102,295	7,734	138,276	3,849	7,734	142,125	149,859	11,542	138,317	2017
Georgia	1	7,031	516	14,220	(2,994)	366	11,376	11,742	1,321	10,421	2017
Illinois	22	184,017	9,433	289,465	(30,893)	8,476	259,529	268,005	24,996	243,009	2017
Indiana	9	25,835	7,170	26,900	—	7,170	26,900	34,070	2,753	31,317	2017
Kansas	1	5,963	915	12,105	(6,861)	302	5,857	6,159	1,111	5,048	2017
Massachusetts	1	2,932	1,346	1,523	279	1,346	1,802	3,148	278	2,870	2017
North Carolina	8	81,404	11,656	151,555	723	11,656	152,278	163,934	12,253	151,681	2017
Nebraska	1	2,531	559	3,161	(756)	396	2,568	2,964	330	2,634	2017
Ohio	9	188,728	16,108	247,227	(17,054)	14,728	231,553	246,281	21,668	224,613	2017
Oklahoma	5	10,294	1,419	17,467	(3,372)	952	14,562	15,514	2,158	13,356	2017
Oregon	25	171,437	20,905	269,521	(341)	20,437	269,648	290,085	23,252	266,833	2017
South Carolina	1	16,183	1,105	17,975	1,236	1,105	19,211	20,316	1,573	18,743	2017
Tennessee	2	12,090	2,179	24,880	(7,305)	1,540	18,214	19,754	2,326	17,428	2017
Texas	8	119,609	18,144	138,400	6,427	18,063	144,908	162,971	13,079	149,892	2017
Washington	6	45,314	3,765	68,188	(1,406)	3,673	66,874	70,547	5,852	64,695	2017
United Kingdom	46	293,661	129,071	510,026	43,209	132,686	549,620	682,306	41,615	640,691	2017-2019
Hospitals
Georgia	1	9,012	2,047	16,650	—	2,047	16,650	18,697	1,283	17,414	2017
Louisiana	1	13,049	1,591	13,991	—	1,591	13,991	15,582	1,069	14,513	2017
Missouri	3	18,605	3,586	22,684	—	3,586	22,684	26,270	1,813	24,457	2017
Oklahoma	1	15,320	536	15,954	—	536	15,954	16,490	1,216	15,274	2017
Texas	2	18,406	3,191	52,140	2,399	3,191	54,539	57,730	4,067	53,663	2017
Utah	1	3,386	2,151	7,073	—	2,151	7,073	9,224	560	8,664	2017
Medical Office Buildings
Alabama	2	34,502	—	56,252	(23,258)	—	32,994	32,994	4,069	28,925	2017
Arkansas	1	807	—	1,343	—	—	1,343	1,343	300	1,043	2017
California	2	18,613	5,708	33,831	1,102	5,708	34,933	40,641	3,346	37,295	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2019			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Colorado	6	21,005	8,330	57,618	2,756	7,951	60,753	68,704	6,041	62,663	2017
Florida	3	23,198	2,119	41,279	(4,485)	1,794	37,119	38,913	3,648	35,265	2017
Georgia	13	61,022	12,976	100,152	4,074	12,976	104,226	117,202	9,823	107,379	2017
Hawaii	1	4,737	519	14,030	2,945	519	16,975	17,494	1,098	16,396	2017
Idaho	1	18,431	—	30,473	—	—	30,473	30,473	2,633	27,840	2017
Illinois	6	62,660	9,809	97,772	1,860	9,426	100,015	109,441	9,185	100,256	2017
Indiana	27	160,241	18,106	297,676	(7,635)	16,302	291,845	308,147	29,176	278,971	2017
Louisiana	4	25,580	2,406	52,142	(5,070)	1,889	47,589	49,478	4,851	44,627	2017
Michigan	3	29,871	3,856	48,703	(8,785)	2,770	41,004	43,774	4,141	39,633	2017
Minnesota	2	4,812	1,144	9,348	141	1,144	9,489	10,633	892	9,741	2017
Mississippi	1	13,720	—	21,465	—	—	21,465	21,465	1,951	19,514	2017
New Mexico	3	9,941	—	16,344	531	—	16,875	16,875	2,675	14,200	2017
Ohio	5	42,235	5,036	99,039	(6,128)	3,821	94,126	97,947	8,663	89,284	2017
Oklahoma	2	11,865	—	18,382	—	—	18,382	18,382	1,669	16,713	2017
South Carolina	2	14,936	761	22,966	(4,707)	343	18,677	19,020	2,102	16,918	2017
Tennessee	2	3,851	449	20,022	(3,615)	449	16,407	16,856	1,676	15,180	2017
Texas	19	93,013	5,808	168,060	2,752	5,751	170,869	176,620	18,352	158,268	2017
Washington	1	22,470	998	47,052	107	998	47,159	48,157	3,922	44,235	2017
Skilled Nursing Facilities
Alabama	1	8,418	433	7,169	—	433	7,169	7,602	711	6,891	2017
California	2	13,518	1,936	37,612	—	1,936	37,612	39,548	7,003	32,545	2017
Florida	22	155,663	24,326	323,769	(6,722)	23,907	317,466	341,373	27,392	313,981	2017
Georgia	6	99,836	12,140	130,707	—	12,140	130,707	142,847	10,901	131,946	2017
Illinois	2	9,620	2,716	15,941	—	2,716	15,941	18,657	1,864	16,793	2017
Indiana	19	95,295	5,634	132,921	—	5,634	132,921	138,555	12,672	125,883	2017
Kentucky	1	13,916	362	17,493	3,084	362	20,577	20,939	1,870	19,069	2017
Louisiana	1	26,263	1,068	28,675	—	1,068	28,675	29,743	2,454	27,289	2017
Massachusetts	3	9,512	6,179	8,006	—	6,179	8,006	14,185	651	13,534	2017
North Carolina	1	5,706	286	10,549	—	286	10,549	10,835	936	9,899	2017
Oregon	6	22,450	4,330	38,024	(6,359)	3,596	32,399	35,995	3,207	32,788	2017
Pennsylvania	8	209,521	20,010	240,922	(437)	19,573	240,922	260,495	20,614	239,881	2017
Tennessee	2	29,547	2,760	38,863	(2,426)	2,305	36,892	39,197	3,081	36,116	2017
Virginia	6	44,199	4,953	61,032	(7,877)	4,157	53,951	58,108	4,758	53,350	2017
Washington	3	10,353	3,647	16,108	(1,254)	3,429	15,072	18,501	1,574	16,927	2017
	352	2,827,790	426,962	4,514,531	(103,494)	411,453	4,426,546	4,837,999	404,174	4,433,825

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2019			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Hospitality
Extended Stay
Arizona	1	14,339	1,897	15,843	2,760	1,897	18,603	20,500	1,752	18,748	2017
California	8	207,841	59,120	241,574	8,118	59,120	249,692	308,812	28,115	280,697	2017
Colorado	3	56,773	13,163	67,804	6,495	13,163	74,299	87,462	9,181	78,281	2017
Connecticut	2	23,599	3,454	30,231	3,218	3,454	33,449	36,903	3,734	33,169	2017
Florida	2	32,432	2,991	50,761	546	2,991	51,307	54,298	6,223	48,075	2017
Georgia	2	40,561	7,278	52,967	2,465	7,278	55,432	62,710	5,701	57,009	2017
Illinois	1	25,234	4,375	34,567	665	4,375	35,232	39,607	4,139	35,468	2017
Kentucky	2	9,919	2,956	29,407	(15,146)	845	16,372	17,217	3,275	13,942	2017
Louisiana	1	11,574	1,874	15,043	790	1,874	15,833	17,707	2,573	15,134	2017
Massachusetts	3	54,598	8,274	74,973	1,300	8,274	76,273	84,547	8,018	76,529	2017
Maryland	1	17,881	3,003	24,644	361	3,003	25,005	28,008	2,877	25,131	2017
Maine	1	11,971	1,572	15,610	1,859	1,572	17,469	19,041	2,216	16,825	2017
Michigan	2	30,846	4,521	39,797	3,569	4,521	43,366	47,887	4,533	43,354	2017
North Carolina	1	17,314	1,693	23,893	521	1,693	24,414	26,107	3,470	22,637	2017
New Hampshire	3	43,411	7,167	59,440	954	7,167	60,394	67,561	6,713	60,848	2017
New Jersey	7	115,347	20,639	145,058	10,647	20,639	155,705	176,344	20,387	155,957	2017
New Mexico	1	16,739	2,125	22,446	747	2,125	23,193	25,318	3,431	21,887	2017
New York	3	39,511	4,108	48,124	5,820	4,108	53,944	58,052	5,799	52,253	2017
Ohio	1	8,417	575	11,747	330	575	12,077	12,652	1,647	11,005	2017
Pennsylvania	2	13,239	4,526	36,759	(18,808)	2,105	20,372	22,477	3,869	18,608	2017
Tennessee	1	23,186	4,118	28,471	1,037	4,118	29,508	33,626	3,310	30,316	2017
Texas	11	141,139	19,932	165,947	11,886	17,008	180,757	197,765	23,022	174,743	2017
Virginia	3	30,787	5,981	38,545	2,951	5,981	41,496	47,477	5,180	42,297	2017
Washington	4	95,883	22,388	116,391	8,120	22,387	124,512	146,899	12,134	134,765	2017
Full Service
Florida	2	108,114	12,328	133,394	34,517	12,328	167,911	180,239	20,165	160,074	2017
Maryland	1	10,709	3,086	12,964	409	3,086	13,373	16,459	1,408	15,051	2017
New Jersey	1	38,763	16,282	35,308	8,048	16,282	43,356	59,638	5,155	54,483	2017
Select Service
Alabama	1	14,542	1,134	19,213	815	1,134	20,028	21,162	2,148	19,014	2017
Arizona	2	28,643	7,831	34,616	1,119	7,831	35,735	43,566	4,596	38,970	2017
California	9	188,641	38,775	221,428	13,046	38,775	234,474	273,249	25,179	248,070	2017
Colorado	1	15,574	2,018	20,047	729	2,018	20,776	22,794	2,431	20,363	2017
Connecticut	3	52,203	6,735	67,148	3,883	6,735	71,031	77,766	7,670	70,096	2017
Florida	8	152,574	16,852	219,288	4,590	16,853	223,877	240,730	24,852	215,878	2017
Georgia	4	55,503	11,505	77,275	(2,569)	9,932	76,279	86,211	9,510	76,701	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2019			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Illinois	1	16,846	2,738	22,368	1,143	2,738	23,511	26,249	2,637	23,612	2017
Kentucky	1	26,501	6,660	31,618	3,024	6,660	34,642	41,302	4,054	37,248	2017
Louisiana	2	31,644	2,409	23,780	1,458	2,409	25,238	27,647	3,483	24,164	2017
Massachusetts	1	24,485	3,272	31,343	739	3,272	32,082	35,354	3,341	32,013	2017
Maryland	3	38,974	10,405	78,892	(31,138)	4,994	53,165	58,159	5,069	53,090	2017
Michigan	4	73,704	10,430	97,029	5,305	10,430	102,334	112,764	11,559	101,205	2017
North Carolina	6	97,952	13,689	123,653	7,835	13,574	131,603	145,177	14,265	130,912	2017
New Hampshire	3	37,242	6,092	50,557	1,023	6,092	51,580	57,672	5,477	52,195	2017
New Jersey	4	87,183	18,073	110,251	3,410	18,073	113,661	131,734	12,998	118,736	2017
New York	5	97,477	30,292	105,153	8,153	30,292	113,306	143,598	12,820	130,778	2017
Ohio	1	15,880	7,655	56,496	(39,253)	2,634	22,264	24,898	2,641	22,257	2017
Oklahoma	1	4,297	447	5,387	(1,625)	203	4,006	4,209	927	3,282	2017
Pennsylvania	2	29,640	4,627	38,435	1,974	4,627	40,409	45,036	4,399	40,637	2017
Tennessee	2	32,457	5,699	42,462	2,733	5,699	45,195	50,894	5,403	45,491	2017
Texas	15	171,099	27,974	177,156	(9,388)	24,389	171,353	195,742	24,043	171,699	2017
Virginia	6	90,293	23,071	140,115	(16,596)	17,042	129,548	146,590	13,713	132,877	2017
Washington	1	28,826	2,125	38,975	723	2,124	39,699	41,823	4,133	37,690	2017
	156	2,652,307	499,934	3,404,393	45,312	470,499	3,479,140	3,949,639	405,375	3,544,264
Other Equity and Debt
Hotel—Arizona	5	41,085	10,917	43,884	13,788	10,917	57,672	68,589	5,851	62,738	2017
Hotel—California	21	288,377	57,970	274,907	50,738	57,970	325,645	383,615	31,326	352,289	2017
Hotel—Florida	3	25,649	8,508	24,764	8,859	8,508	33,623	42,131	3,551	38,580	2017
Hotel—Georgia	1	10,681	1,905	9,296	5,212	1,905	14,508	16,413	1,146	15,267	2017
Hotel—Iowa	1	10,213	—	15,832	1,290	—	17,122	17,122	1,642	15,480	2017
Hotel—Illinois	5	28,612	4,553	30,274	8,057	4,553	38,331	42,884	4,027	38,857	2017
Hotel—Indiana	1	9,121	1,232	9,325	2,789	1,232	12,114	13,346	1,048	12,298	2017
Hotel—Kansas	1	4,834	517	4,930	3,549	517	8,479	8,996	731	8,265	2017
Hotel—Kentucky	1	6,081	1,358	5,576	265	1,358	5,841	7,199	658	6,541	2017
Hotel—Massachusetts	1	9,121	1,152	9,261	4,051	1,152	13,312	14,464	1,092	13,372	2017
Hotel—Michigan	3	23,700	3,276	22,820	(2,131)	3,276	20,689	23,965	2,736	21,229	2017
Hotel—Missouri	1	4,756	471	5,597	3,566	471	9,163	9,634	796	8,838	2017
Hotel—Nevada	4	15,670	27,160	71,823	6,619	27,160	78,442	105,602	8,217	97,385	2017
Hotel—New Jersey	2	84,120	3,572	13,553	7,400	3,572	20,953	24,525	2,227	22,298	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Cost Basis at December 31, 2018			Accumulated Depreciation (2)	Net Carrying Amount (3)	Date of Acquisition
Property Description / Location	Number of Properties	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Hotel—New York	6	24,246	3,791	25,267	14,946	3,791	40,213	44,004	4,625	39,379	2017
Hotel—Ohio	7	24,324	4,557	31,786	9,776	4,557	41,562	46,119	4,757	41,362	2017
Hotel—Oklahoma	1	2,807	—	4,751	57	—	4,808	4,808	724	4,084	2017
Hotel—Oregon	1	16,138	2,413	12,142	3,137	2,413	15,279	17,692	1,219	16,473	2017
Hotel—Pennsylvania	8	60,186	12,148	71,347	17,675	12,148	89,022	101,170	8,669	92,501	2017
Hotel—Rhode Island	1	6,705	910	7,017	2,146	910	9,163	10,073	1,148	8,925	2017
Hotel—Tennessee	1	9,511	2,020	8,803	246	2,020	9,049	11,069	1,201	9,868	2017
Hotel—Texas	11	98,542	16,720	90,428	28,037	16,720	118,465	135,185	10,888	124,297	2017
Hotel—Virginia	3	38,200	8,446	37,575	5,834	8,446	43,409	51,855	4,123	47,732	2017
Industrial—France	3	20,991	5,235	23,483	1,069	5,235	24,552	29,787	1,947	27,840	2017
Industrial—Spain	1	—	—	2,299	275	—	2,574	2,574	400	2,174	2017
Mixed-Use—Italy	14	22,182	32,035	22,199	10,023	32,035	32,222	64,257	2,139	62,118	2015
Office—France	25	84,142	41,312	90,220	17,722	41,312	107,942	149,254	8,754	140,500	2016-2017
Office—Spain	2	105,160	94,078	86,991	4,957	94,080	91,946	186,026	7,045	178,981	2017
Office—US	2	104,061	11,862	128,004	15,000	11,862	143,004	154,866	24,747	130,119	2013-2017
Office—UK	1	27,230	7,719	31,485	(11,014)	7,719	20,471	28,190	4,105	24,085	2015
Office/Industrial—France	180	296,497	82,193	262,218	2,032	82,193	264,250	346,443	18,747	327,696	2018
Retail—UK	2	69,890	943	84,232	(31,235)	943	52,997	53,940	9,475	44,465	2015
	319	1,572,832	448,973	1,562,089	204,735	448,975	1,766,822	2,215,797	179,761	2,036,036
Real estate held for investment	847	$7,592,084	$1,405,377	$10,298,963	$146,553	$1,360,435	$10,490,458	$11,850,893	$990,375	10,860,518

Real estate held for sale
Digital										29,114	2019
Healthcare										57,664	2017
Hotel										16,155	2017
Industrial										342,758	2019
Other Equity & Debt—US										77,706	Various
Other Equity & Debt—Europe										276,018	Various
Total real estate assets										$11,659,933
__________

(1)	Includes adjustment for impairment of real estate.

(2)	Depreciation is calculated using a useful life ranging from 1 month based on the shortest remaining lease term for improvements and up to 51 years for buildings.

(3)	The aggregate gross cost of total real estate for federal income tax purposes was $11.2 billion at December 31, 2019.

(4)
Includes 12 properties under leasehold interests for which the Company owns the data center infrastructure. For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition.

The following tables summarize the activity in real estate assets and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Real Estate, at Gross Cost Basis
Balance at January 1	$15,500,802	$15,791,144	$3,656,094
Assumed through business combinations	876,572	—	11,730,087
Foreclosures and exchanges of loans receivable for real estate (Note 3)	14,866	45,617	1,867,655
Acquisitions	1,474,624	984,844	1,027,889
Improvements and capitalized costs (1)	366,817	276,210	237,125
Deconsolidation of real estate held by investment entity upon closing of Combination	—	(226,004)	(407,653)
Dispositions (2)	(5,197,705)	(933,217)	(2,484,616)
Impairment	(348,710)	(357,629)	(59,652)
Effect of changes in foreign exchange rates	15,089	(80,163)	224,215
Balance at December 31	12,702,355	15,500,802	15,791,144
Classified as held for sale, net (3)	(851,462)	(4,005,398)	(3,390,528)
Balance at December 31, held for investment	$11,850,893	$11,495,404	$12,400,616

	Year Ended December 31,
(In thousands)	2019	2018	2017
Accumulated Depreciation
Balance at January 1	$1,029,386	$606,200	$188,509
Depreciation	500,240	471,599	453,331
Deconsolidation of real estate held by investment entity upon closing of Combination	—	(6,256)	(3,212)
Dispositions (2)	(489,276)	(42,873)	(34,854)
Effect of changes in foreign exchange rates	2,072	716	2,426
Balance at December 31	1,042,422	1,029,386	606,200
Classified as held for sale, net (3)	(52,047)	(359,992)	(218,751)
Balance at December 31, held for investment	$990,375	$669,394	$387,449
__________

(1)	Includes transaction costs capitalized for asset acquisitions.

(2)	Includes amounts classified as held for sale during the year and disposed before the end of the year.

(3)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CAPITAL, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2019

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Loans at amortized cost
First mortgage:
Residential—France	1	I/O	15.0%	October 2020	$—	$20,207	$19,980	$—
Multifamily—Ireland	1	I/O	3.1%	January 2018	—	81,552	81,557	81,552
Office—Ireland	1	I/O	2.3%	December 2017	—	44,146	44,145	44,146
Office—Ireland	1	I/O	12.5%	December 2021	—	69,283	69,283	—
Retail—Various, USA	1	I/O	8.0%	December 2020	—	42,394	42,394	—
Retail—France	1	I/O	3.5%	June 2018	—	2,505	2,818	2,505
Hospitality—France	1	I/O	10.0%	December 2021	—	93,129	94,256	—
Hospitality—Spain	1	I/O	11.0%	December 2019	—	41,751	44,100	41,751
Healthcare—UK	4	I/O	7.5%	March 2022	—	43,347	43,347	—
Land—TX, USA	1	I/O	14.0%	May 2020	—	32,245	23,604	32,245
Other—Various, USA	1	I/O	11.0%	February 2020	—	1,222	1,222	—
Other—France	3	I/O	3.5% - 15.0%	June 2018 to December 2020	—	6,612	6,716	1,604
	17				—	478,393	473,422	203,803
Subordinated mortgage and mezzanine:
Multifamily—CA, USA	2	I/O	12.7%	April 2021 to September 2021	34,767	44,887	44,637	—
Office—Various, USA	2	I/O	8.0% - 12.0%	February 2020 to April 2025	78,000	32,549	30,004	—
Office—Ireland / France	1	I/O	11.0%	January 2022	158,611	127,161	143,406	—
Retail—NC, USA	1	P&I	5.7%	December 2018	74,712	37,766	—	37,766
Retail—UK	1	I/O	12.0%	January 2020	119,884	64,134	64,134	64,134
Mixed Use—CA, USA	1	I/O	12.9%	July 2020	602,411	398,499	400,100	—
	8				1,068,385	704,996	682,281	101,900

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Purchased credit-impaired loans (9)
Multifamily—Ireland	2				—	5,253	886	—
Industrial—Ireland	3				—	79,140	7,681	—
Office—Ireland	8				—	51,914	517	—
Office—Ireland	1				—	175,421	169,673	—
Retail—Ireland	7				—	98,895	16,370	—
Hospitality—France	1				—	15,934	17,897	—
Hospitality—Ireland	7				—	54,185	368	—
Land—Ireland	4				—	104,953	27,014	—
Other—Ireland	38				—	580,109	8,092	—
	71				—	1,165,804	248,498	—
Corporate loans
N/A (10)	1	I/O	8.00%	January 2027	—	27,287	27,287	—
N/A (10)	2	I/O	8.0% - 13.0%	September 2020 to June 2025	—	30,367	30,367	—
N/A (10)	1	I/O	14.0%	January 2025	—	91,726	90,969	—
	4				—	149,380	148,623	—
Total	100				$1,068,385	$2,498,573	$1,552,824	$305,703
__________

(1)	Loans with carrying amounts that are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.

(2)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity

(3)	Variable rate loans are determined based on the applicable index in effect at December 31, 2019.

(4)	Represents contractual maturity and does not contemplate exercise of extension option.

(5)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(6)	Carrying amounts at December 31, 2019 are presented net of $48.2 million of allowance for loan losses.

(7)	The aggregate cost basis of loans held for investment for federal income tax purposes was $1.6 billion at December 31, 2019.

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

(10)	Corporate loans are either unsecured or secured by the assets of the parent entities that own the underlying real estate operations but are not secured by mortgages on the real estate.

Activity in loans held for investment is summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at January 1	$1,659,217	$3,223,762	$3,430,608
Loans acquired in Merger	—	—	359,541
Loan acquisitions and originations	174,182	386,532	991,239
Paid-in-kind interest added to loan principal	68,810	52,234	56,131
Discount and net loan fee amortization	12,649	14,524	43,877
Accretion on PCI loans	19,637	27,911	61,809
Consolidation of loans receivable held by investment entities and securitization trusts	—	—	58,296
Loan repayments	(216,891)	(166,267)	(902,190)
Payments received from PCI loans	(50,765)	(187,140)	(419,232)
Transfer to loans held for sale	—	—	(50,894)
Carrying value of loans sold	(35,158)	(111,864)	—
Foreclosures and other conversions to real estate	(28,562)	(47,097)	(515,055)
Loans receivable contributed to CLNC	—	(1,287,994)	—
Deconsolidation of loans receivable in securitization trusts	—	(149,447)	—
Provision for loan losses	(35,880)	(43,034)	(19,741)
Other loss	—	—	(2,309)
Effect of changes in foreign exchange rates	(14,415)	(52,903)	131,682
Balance at December 31	$1,552,824	$1,659,217	$3,223,762

Item 16. Form 10-K Summary
None.
Item 6. Exhibits.

Exhibit Number	Description

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

Exhibit Number	Description

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

4.50*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.6†	Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan
10.7
Second Amended and Restated Credit Agreement, dated as of January 10, 2017, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

Exhibit Number	Description

10.8
First Amendment to the Second Amended and Restated Credit Agreement, dated as of January 12, 2018, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

10.9
Second Amendment, dated as of January 8, 2019, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 1, 2019)

10.10
Third Amendment, dated as of April 5, 2019, among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan ChaseBank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2019)

10.11
Tax Protection Agreement, dated as of January 10, 2017, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.12
Form of Indemnification Agreement, by and between Colony NorthStar, Inc. and the Officers and Directors of Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.13
Advisory Agreement, dated as of June 30, 2014, by and among NSAM J-NSHC Ltd, NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP and NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.8 to NorthStar Asset Management Group Inc.’s Current Report on Form 8-K filed on July 1, 2014)

10.14
Amendment No. 1 to Advisory Agreement, dated as of December 20, 2017, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony NorthStar, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017)

10.15
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.16†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.17†
Share Transfer and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., Colony Capital Holdings, LLC, Colony Capital, LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.18
Second Amendment to Employment Agreement and Restrictive Covenant Agreement, dated March 1, 2019, by and among the Company and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.19†
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.20†
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.21
Waiver and Acknowledgment to Contribution and Implementation Agreement, entered into as of April 1, 2015 (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.22†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.23†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.24†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Kevin Traenkle (incorporated by reference to Exhibit 10.5 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.25†
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.26†
Employment Agreement, dated as January 14, 2019, between Colony Capital, Inc. and Neale W. Redington (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2019)

10.27
Employment Agreement, dated as of July 25, 2019, between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.28†	Form of Restricted Stock Agreement
10.29†	Form of Performance Restricted Stock Unit Agreement

Exhibit Number	Description

10.30
Separation Agreement and Release of Claims, dated as of December 18, 2018, between Colony Capital, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2018)

10.31
First Amendment to Contribution and Implementation Agreement, dated as of June 2, 2016, by and among Colony, Colony Capital OP, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.32†
NorthStar Realty Finance Corp. Third Amended and Restated 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s definitive Proxy Statement on Schedule 14A filed on May 13, 2016)

10.33
Purchase and Sale Agreement, dated as of November 4, 2016, by and among NorthStar Realty Finance Limited Partnership, NorthStar Healthcare JV Holdings, LLC, NorthStar Healthcare REIT, LLC, NorthStar TK Healthcare Operating Company, LLC, NorthStar Healthcare JV, LLC and NRFC Healthcare Holding Company, LLC and Derwood Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017)

10.34
Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2019)

10.35
Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.36
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.37
Amended and Restated Aircraft Time Sharing Agreement, dated as of January 16, 2019, by and among Colony Capital Advisors, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2019)

10.38
Cooperation Agreement, dated as of February 10, 2019, by and among Colony Capital, Inc. and Blackwells Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019)

10.39
Share Purchase Agreement, dated as of September 29, 2019, by and between Colony Industrial Fund JV L.P. and BREP 9 Sapphire Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2019)

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

COLONY CAPITAL, INC.

Dated:	March 2, 2020	By:	/s/ Thomas J. Barrack, Jr.
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

Signature	Title	Date
/s/ Thomas J. Barrack, Jr.	Executive Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Thomas J. Barrack, Jr.
/s/ Mark M. Hedstrom	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Mark M. Hedstrom
/s/ Neale W. Redington	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Neale W. Redington
/s/ Douglas Crocker II	Director	March 2, 2020
Douglas Crocker II
/s/ Nancy A. Curtin	Director	March 2, 2020
Nancy A. Curtin
/s/ Jon A. Fosheim	Director	March 2, 2020
Jon A. Fosheim
/s/ Craig Hatkoff	Director	March 2, 2020
Craig Hatkoff
/s/ Raymond Mikulich	Director	March 2, 2020
Raymond Mikulich
/s/ George G.C. Parker	Director	March 2, 2020
George G.C. Parker
/s/ Dale Anne Reiss	Director	March 2, 2020
Dale Anne Reiss
/s/ Charles W. Schoenherr	Director	March 2, 2020
Charles W. Schoenherr
/s/ John A. Somers	Director	March 2, 2020
John A. Somers
/s/ John L. Steffens	Director	March 2, 2020
John L. Steffens