Form 10-Q
period 2020-03-31
Colony Capital, Inc.
filed 2020-05-11
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2020, 481,201,839 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$1,361,769	$1,205,190
Restricted cash	166,568	203,923
Real estate, net	10,458,057	10,860,518
Loans receivable (at fair value at March 31, 2020)	1,588,427	1,566,328
Equity and debt investments ($418,830 and $457,693 at fair value, respectively)	2,177,961	2,313,805
Goodwill	1,373,891	1,452,891
Deferred leasing costs and intangible assets, net	595,250	638,853
Assets held for sale	749,416	870,052
Other assets ($26,919 and $21,386 at fair value, respectively)	640,220	669,144
Due from affiliates	48,503	51,480
Total assets	$19,160,062	$19,832,184
Liabilities
Debt, net	$9,453,338	$8,983,908
Accrued and other liabilities ($95,811 and $136,861 at fair value, respectively)	837,281	1,015,898
Intangible liabilities, net	102,077	111,484
Liabilities related to assets held for sale	260,959	268,152
Due to affiliates	34,301	34,064
Dividends and distributions payable	77,228	83,301
Preferred stock redemptions payable	—	402,855
Total liabilities	10,765,184	10,899,662
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	3,162	6,107
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 480,118 and 487,044 shares issued and outstanding, respectively	4,802	4,871
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,532,213	7,553,599
Accumulated deficit	(3,806,308)	(3,389,592)
Accumulated other comprehensive income	16,222	47,668
Total stockholders’ equity	4,746,426	5,216,043
Noncontrolling interests in investment entities	3,233,910	3,254,188
Noncontrolling interests in Operating Company	411,380	456,184
Total equity	8,391,716	8,926,415
Total liabilities, redeemable noncontrolling interests and equity	$19,160,062	$19,832,184

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Property operating income	$425,416	$458,898
Interest income	32,868	46,070
Fee income ($43,100 and $30,850 from affiliates, respectively)	43,505	31,028
Other income ($2,486 and $9,845 from affiliates, respectively)	5,724	12,063
Total revenues	507,513	548,059
Expenses
Property operating expense	263,633	270,742
Interest expense	123,413	134,889
Investment and servicing expense	12,178	18,449
Transaction costs	421	2,504
Depreciation and amortization	136,858	111,352
Provision for loan loss	—	3,611
Impairment loss	387,268	25,622
Compensation expense—cash and equity-based	53,034	31,517
Compensation expense—carried interest and incentive fee	(9,181)	1,272
Administrative expenses	32,758	22,694
Settlement loss	5,090	—
Total expenses	1,005,472	622,652
Other income (loss)
Gain on sale of real estate	7,932	29,453
Other loss, net	(3,471)	(49,069)
Equity method earnings	115,702	34,063
Equity method earnings (losses)—carried interest	(18,411)	4,896
Loss from continuing operations before income taxes	(396,207)	(55,250)
Income tax expense	(8,324)	(1,198)
Loss from continuing operations	(404,531)	(56,448)
Income from discontinued operations	474	26,293
Net loss	(404,057)	(30,155)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(548)	1,444
Investment entities	(21,749)	49,988
Operating Company	(39,601)	(6,611)
Net loss attributable to Colony Capital, Inc.	(342,159)	(74,976)
Preferred stock dividends	19,474	27,137
Net loss attributable to common stockholders	$(361,633)	$(102,113)
Basic loss per share
Loss from continuing operations per basic common share	$(0.76)	$(0.23)
Net loss per basic common share	$(0.76)	$(0.21)
Diluted loss per share
Loss from continuing operations per diluted common share	$(0.76)	$(0.23)
Net loss per diluted common share	$(0.76)	$(0.21)
Weighted average number of shares
Basic	479,106	478,874
Diluted	479,106	478,874
Dividends declared per common share	$0.11	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(404,057)	$(30,155)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	(26,477)	4,910
Available-for-sale debt securities	1,489	2,064
Cash flow hedges	41	(663)
Foreign currency translation	(60,374)	(28,246)
Net investment hedges	21,608	12,864
Other comprehensive loss	(63,713)	(9,071)
Comprehensive loss	(467,770)	(39,226)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(548)	1,444
Investment entities	(50,608)	32,359
Operating Company	(43,041)	(6,098)
Comprehensive loss attributable to stockholders	$(373,573)	$(66,931)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(74,976)	—	(74,976)	49,988	(6,611)	(31,599)
Other comprehensive income (loss)	—	—	—	—	8,045	8,045	(17,629)	513	(9,071)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for cash and class A common stock	—	—	33	—	—	33	—	(33)	—
Equity-based compensation	—	27	6,323	—	—	6,350	191	—	6,541
Shares canceled for tax withholdings on vested stock awards	—	(6)	(3,001)	—	—	(3,007)	—	—	(3,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	305,216	—	305,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(107,377)	(3,450)	(110,827)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,410)	—	(53,410)	—	—	(53,410)
Reallocation of equity (Notes 2 and 15)	—	—	12,733	—	94	12,827	(12,533)	(294)	—
Balance at March 31, 2019	$1,407,495	$4,855	$7,610,947	$(2,176,730)	$22,138	$6,868,705	$3,996,206	$350,530	$11,215,441

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(342,159)	—	(342,159)	(21,749)	(39,601)	(403,509)
Other comprehensive loss	—	—	—	—	(31,414)	(31,414)	(28,859)	(3,440)	(63,713)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Equity-based compensation	—	76	12,114	—	—	12,190	—	584	12,774
Shares canceled for tax withholdings on vested stock awards	—	(18)	(5,051)	—	—	(5,069)	—	—	(5,069)
Contributions from noncontrolling interests	—	—	—	—	—	—	87,736	—	87,736
Distributions to noncontrolling interests	—	—	—	—	—	—	(55,829)	(5,857)	(61,686)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2)	—	—	(3,827)	—	(32)	(3,859)	—	3,859	—
Balance at March 31, 2020	$999,490	$4,809	$7,532,213	$(3,806,308)	$16,222	$4,746,426	$3,233,910	$411,380	$8,391,716

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(404,057)	$(30,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(594)	(5,426)
Paid-in-kind interest added to loan principal, net of interest received	(21,218)	(9,780)
Straight-line rents	(2,069)	(5,529)
Amortization of above- and below-market lease values, net	(3,506)	(3,643)
Amortization of deferred financing costs and debt discount and premium	15,260	19,594
Equity method earnings	(97,291)	(38,487)
Distributions of income from equity method investments	20,496	26,923
Provision for loan losses	—	3,611
Allowance for doubtful accounts	404	4,389
Impairment of real estate and related intangibles and right-of-use assets	308,268	25,622
Goodwill impairment	79,000	—
Depreciation and amortization	137,491	150,797
Equity-based compensation	8,249	6,663
Unrealized settlement loss	3,890	—
Gain on sales of real estate, net	(7,932)	(52,301)
Payment of cash collateral on derivative	(6,641)	(31,054)
Deferred income tax benefit	(9,138)	(840)
Other loss, net	9,279	49,077
Increase in other assets and due from affiliates	(6,406)	(3,584)
Decrease in accrued and other liabilities and due to affiliates	(81,407)	(37,205)
Other adjustments, net	(1,747)	(2,036)
Net cash provided by (used in) operating activities	(59,669)	66,636
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(126,837)	(101,335)
Return of capital from equity method investments	29,386	18,310
Acquisition of loans receivable and debt securities	—	(451)
Net disbursements on originated loans	(63,812)	(21,892)
Repayments of loans receivable	49,133	89,199
Proceeds from sales of loans receivable and debt securities	—	13,373
Cash receipts in excess of accretion on purchased credit-impaired loans	—	8,607
Acquisition of and additions to real estate, related intangibles and leasing commissions	(78,283)	(1,267,762)
Proceeds from sales of real estate	126,741	294,667
Proceeds from paydown and maturity of debt securities	1,623	3,338
Proceeds from sale of equity investments	231,078	19,505
Investment deposits	(3,593)	(14,294)
Net receipts on settlement of derivatives	3,227	19,608
Other investing activities, net	(1,742)	14,176
Net cash provided by (used in) investing activities	166,921	(924,951)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(23,785)	$(27,137)
Dividends paid to common stockholders	(53,657)	(53,426)
Repurchase of common stock	(24,749)	(10,734)
Borrowings from corporate credit facility	600,000	—
Borrowings from secured debt	8,052	1,169,777
Repayments of secured debt	(111,678)	(498,259)
Payment of deferred financing costs	(140)	(16,700)
Contributions from noncontrolling interests	87,083	247,033
Distributions to and redemptions of noncontrolling interests	(68,320)	(129,734)
Redemption of preferred stock	(402,855)	—
Shares canceled for tax withholdings on vested stock awards	(5,069)	(3,007)
Other financing activities, net	—	(1,138)
Net cash provided by financing activities	4,882	676,675
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,650)	(1,196)
Net increase (decrease) in cash, cash equivalents and restricted cash	108,484	(182,836)
Cash, cash equivalents and restricted cash, beginning of period	1,424,698	832,730
Cash, cash equivalents and restricted cash, end of period	$1,533,182	$649,894
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2020	2019
Beginning of the period
Cash and cash equivalents	$1,205,190	$461,912
Restricted cash	203,923	364,605
Restricted cash included in assets held for sale	15,585	6,213
Total cash, cash equivalents and restricted cash, beginning of period	$1,424,698	$832,730

End of the period
Cash and cash equivalents	$1,361,769	$321,199
Restricted cash	166,568	323,503
Restricted cash included in assets held for sale	4,845	5,192
Total cash, cash equivalents and restricted cash, end of period	$1,533,182	$649,894
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
1. Business
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company") is a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies.
Following the acquisition in July 2019 of Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, the Company is currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. As part of the DBH transaction, Marc C. Ganzi, who co-founded DBH, is slated to become the Chief Executive Officer ("CEO") of the Company effective July 1, 2020. Thomas J. Barrack, Jr., the Company's Executive Chairman and CEO, will continue in his position as Executive Chairman.
At March 31, 2020, the Company has approximately $50 billion of assets under management, of which $38 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a portfolio of healthcare properties, (c) a portfolio of hospitality properties, (d) a 36.5% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC) and (e) interests in various other equity and debt investments, including general partner (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $18.5 billion of fee earning equity under management, including $7.7 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments. The Company continues to operate its non-digital business units to maximize cash flows and value over time.
Organization
The Company was organized in May 2016 as a Maryland corporation and was formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF"). The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes commencing with its initial taxable year ended December 31, 2017.
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2020, the Company owned 90% of the OP, as its sole managing member. The remaining 10% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Effects of COVID-19
At the time of preparation of the first quarter 2020 financial statements, the world is facing a global pandemic, the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. While the Company is transitioning to a digitally-focused strategy that the Company believes is more resilient and better positioned for growth in an increasingly digital reliant economy, currently a significant portion of the Company's assets and revenues continue to be tied to its non-digital real estate business and investments. In particular, the Company's real estate investments in the hospitality, healthcare and retail sectors either have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and healthcare properties which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (see Note 10); flexible lease payment terms sought by tenants in our healthcare and retail properties; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs. As the timing of many of the closures and ensuing economic turmoil did not occur until late in the first quarter of 2020, the effects of COVID-19 on the Company's business, other than hotel properties, were not material and adverse in the first quarter of 2020. However, the Company anticipates more pronounced and material effects on the Company's financial condition and results of operations in future periods, beginning with the second quarter of 2020.
The sharp decline and volatility in equity and debt markets, and the challenges faced by the Company as a result of the economic fallout from COVID-19 have affected valuation of the Company's financial assets carried at fair value, and also represent indicators of potential impairment on certain non-financial assets at the end of the first quarter of 2020. The Company's consideration and assessment of fair value and impairment are discussed further in Note 4 on real estate, Note 6 on equity and debt investments, and Note 7 on goodwill.
If a general economic downturn resulting from efforts to contain COVID-19 persists, it could have a prolonged material and negative impact on the Company's financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company at this time, and such estimates may change in the near term, the effects of which could be material.
Cooperation Agreement with Blackwells Capital
In March 2020, the Company entered into a cooperation agreement with Blackwells Capital LLC ("Blackwells"), a stockholder of the Company. Pursuant to the cooperation agreement, Blackwells agreed to a standstill in its proxy contest with the Company, and to abide by certain voting commitments, including a standstill with respect to the Company until the expiration of the agreement in March 2030 and voting in favor of the Board of Director’s recommendations until the third anniversary of the agreement.
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of CLNY common stock. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in the first quarter of 2020. Refer to Note 12 for further description of the settlement liability.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The sale of the industrial business in December 2019, including its related management platform, represented a strategic shift that had a major effect on the Company’s operations and financial results, and had met the criteria as held for sale and discontinued operations in June 2019. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets (Note 8) and the related operating results are presented as income from discontinued operations on the consolidated statement of operations (Note 16).

Reclassifications
Interest receivable, which was included in other assets as of December 31, 2019, has been reclassified to be presented as part of loans receivable to conform to current period presentation. The reclassification did not affect the Company's financial position, results of operations or cash flows.
Accounting Standards Adopted in 2020
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments, and codified as Accounting Standards Codification ("ASC") Topic 326. The multiple existing incurred loss models are replaced with a lifetime current expected credit loss ("CECL") model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of available-for-sale ("AFS") debt securities which are not within the scope of CECL.
The CECL model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experience, current conditions and the effects of a reasonable and supportable expectation of changes in future macroeconomic conditions. Recognition of allowance for credit losses under the CECL model will generally be accelerated as it encompasses credit losses over the full remaining expected life of the affected financial instruments. For collateralized financial assets, measurement of credit losses under CECL is based on fair value of the collateral if foreclosure is probable or if the collateral-dependent practical expedient is elected for financial assets expected to be repaid substantially through operation or sale of the collateral when the borrower is experiencing financial difficulty. The accounting model for purchased credit-impaired loans and debt securities will be simplified to be consistent with the CECL model for originated and purchased non-credit-impaired assets. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other-than-temporary impairment ("OTTI") concept will result in more frequent estimation of credit losses. ASC 326 also requires expanded disclosures on credit risk, including credit quality indicators by vintage of financing receivables.
Transitional relief is provided through the ability, upon adoption of the new standard, to elect the fair value option for eligible financial instruments within the scope of the new standard, except for HTM and AFS debt securities. Transition will generally be on a modified retrospective basis, including the election of the fair value option, with a cumulative effect adjustment to beginning retained earnings, except for prospective application of the CECL model for other than temporarily impaired debt securities and purchased credit-impaired assets.
The Company adopted the new standard on January 1, 2020. The Company elected the fair value option for all of its outstanding loans receivable, with a cumulative effect adjustment to increase beginning retained earnings by $3.3 million. Under the fair value option, the loans receivable are measured at each reporting period based upon their exit values in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in other gain (loss) on the consolidated statement of operations. The loans are no longer be subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. Additionally, there is no longer an amortization of loan origination fees or discounts on purchased loans as additional interest income.
The Company had no debt securities with unrealized loss in accumulated other comprehensive income ("AOCI") at December 31, 2019 and accordingly, there was no impact upon adoption of the new standard. As it relates to the Company's other accounts receivable that are subject to CECL, the effect of adoption was immaterial.
The Company reflected the effect of adoption of CECL by its equity method investee, CLNC, through an adjustment to decrease beginning retained earnings by approximately $8.5 million on January 1, 2020, representing the Company's share of CLNC's cumulative effect adjustment.
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

Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of reporting date and requiring disclosures of the timing of liquidity events for investments measured under the net asset value ("NAV") practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. The Company adopted ASU No. 2018-13 on January 1, 2020.
Related Party Guidance for VIEs
In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider's fee held by a related party, whether or not they are under common control, in both the assessment of whether a fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in that related party under common control and considers such indirect interest in the VIE held by the related party under common control on a proportionate basis, rather than in its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. The Company adopted ASU No. 2018-17 on January 1, 2020, with no transitional impact upon adoption.
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in Topic 848 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions affected by the transition from interbank offered rates (such as the London Interbank Offered Rate ("LIBOR")) that are expected to be discontinued by the end of 2021 to alternative reference rates (such as the Secured Overnight Financing Rate ("SOFR")). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. Topic 848 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company has elected to apply the hedge accounting expedients related to probability and assessment of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives, which preserves existing derivative treatment and presentation. The Company may elect other practical expedients or exceptions as applicable over time as reference rate reform activities occur.
Future Application of Accounting Standards
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
The Company acquired the fee streams but not the equity interests related to the six portfolio companies managed by DBH. The principals of DBH retained their equity investments, including general partner interests in existing DBH investment vehicles and in Digital Colony Partners fund (“DCP”), which was previously co-sponsored by the Company and DBH.
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
DataBank
On December 20, 2019, the Company acquired from third party investors a 20% interest in DataBank, a portfolio company managed by DBH and invested in by the principals and senior professionals of DBH. The Company is deemed to have a controlling interest in DataBank as control over the operations of DataBank resides substantially with the Company. Consideration included the payment of cash to third parties for the Company’s interests in DataBank and the issuance of 612,072 OP Units to Mr. Ganzi and Benjamin Jenkins (the DBH principals) for incentive units owned by the DBH principals and allocable to the Company’s acquired interests, measured based upon the closing price of the Company's class A common stock on December 20, 2019 of $4.85 per share. The OP Units were issued to the principals of DBH who had previously received incentive units from DataBank, in exchange for certain of their incentive units such that the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank (Note 20). The DBH principals otherwise retained their equity interests in DataBank.
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

•
The fair value of management contracts, including the Company's 50% interest in Digital Colony Manager, was estimated based upon estimated net cash flows generated from those contracts, discounted at 8%, with remaining lives estimated between 3 and 10 years.

•
Investor relationships represent the fair value of potential fees, net of operating costs, to be generated from repeat DBH investors in future sponsored funds, discounted at 11.5%, and potential carried interest discounted at 25%.

•
The Digital Bridge trade name was valued using a relief-from-royalty method, based upon estimated savings from avoided royalty at a rate of 1% on expected net income, discounted at 11.5%, with an estimated useful life of 10 years.

•
Other liabilities assumed were primarily deferred revenues and deferred tax liabilities recognized upon acquisition, representing the tax effect on the book-to-tax basis difference associated with management contract intangibles.

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

•	All assumed debt bears variable rates, with carrying values approximating fair values based upon market rates and spreads that prevailed at the time of acquisition.

•	Noncontrolling interests in investment entities were valued based upon their proportionate share of net assets of DataBank at fair value.

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
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for sale is presented in Note 8.

(In thousands)	March 31, 2020	December 31, 2019
Land	$1,396,084	$1,360,435
Buildings and improvements	8,658,473	9,022,971
Tenant improvements	105,277	105,440
Data center infrastructure	613,114	595,603
Furniture, fixtures and equipment	576,048	511,329
Construction in progress	196,125	255,115
	11,545,121	11,850,893
Less: Accumulated depreciation	(1,087,064)	(990,375)
Real estate assets, net (1)	$10,458,057	$10,860,518

__________

(1)
For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition.

Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 16), are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Proceeds from sales of real estate	$126,741	$294,667
Gain on sale of real estate	7,932	52,301

Real Estate Acquisitions
There were no real estate acquisitions in the three months ended March 31, 2020. The following table summarizes the Company's real estate acquisitions in 2019, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	Lease Intangible Liabilities
Year Ended December 31, 2019
Asset Acquisitions
February	Bulk industrial—Various in U.S. (2)	6	$373,182	$49,446	$296,348	$27,553	$(165)
October	Healthcare—United Kingdom (3)	1	12,376	3,478	9,986	732	(1,820)
Various	Light industrial—Various in U.S. (4)	84	1,158,423	264,816	850,550	47,945	(4,888)
			$1,543,981	$317,740	$1,156,884	$76,230	$(6,873)
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)	The bulk industrial portfolio was classified as held for sale in June 2019.

(3)	Properties acquired pursuant to purchase option under the Company's development facility to a healthcare operator at purchase price equivalent to outstanding loan balance.

(4)	The entire light industrial portfolio was sold in December 2019.

Depreciation and Impairment
The following table summarizes real estate depreciation and impairment.

	Three Months Ended March 31,
(In thousands)	2020	2019
Depreciation of real estate held for investment	$103,305	$93,293
Impairment of real estate and related asset group
Held for sale	7,577	25,183
Held for investment (1)	300,691	439
__________

(1)	Includes impairment of real estate intangibles of $7.0 million and right-of-use asset on ground leases of $13.0 million in the three months ended March 31, 2020.
Impairment of Real Estate Held for Sale
Real estate held for sale is carried at the lower of amortized cost or fair value. Real estate carried at fair value totaled $171.1 million at March 31, 2020 and $253.4 million at December 31, 2019 based upon impairments recorded during the three months ended March 31, 2020 and year ended December 31, 2019, respectively, generally representing Level 3 fair values.
Real estate held for sale that was written down was generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs ranging from 1% to 3%.
At March 31, 2020, the Company also considered the impact of a global economic downturn as a result of COVID-19, specifically as it affects real estate values, and where appropriate, factored in a reduction in potential sales prices on certain properties, which resulted in additional impairment on real estate held for sale in the first quarter of 2020.
Impairment of Real Estate Held for Investment
Real estate held for investment that was written down to fair value during the three months ended March 31, 2020 and year ended December 31, 2019 had carrying values totaling $990.4 million and $355.0 million, respectively, at the time of impairment, representing Level 3 fair values.
Impairment was driven by various factors, primarily: change in expected holding period assumptions and/or decline in operating performance which decreased the amount of carrying value recoverable from future cash flows, and economic fallout from COVID-19. Fair value of impaired real estate held for investment was estimated primarily utilizing the income approach, based upon direct income capitalization using capitalization rates between 7.8% and 12.0%, or discounted cash flow analyses using terminal capitalization rates between 8.0% and 8.3%, and discount rates between 9.8% and 12.0%.
In the first quarter of 2020, the Company engaged a third party advisor to evaluate strategic and financial alternatives to maximize the value of its hospitality portfolio while balancing the need to preserve liquidity and prioritize the growth of its digital business. Based upon preliminary results from the evaluation, certain properties in its hospitality portfolio indicated a low level of financial viability, and sub-optimal returns from the significant amount of capital expenditures and equity support that would be required in the near and intermediate future, indicating potential impairment of such assets. Accordingly, the Company reassessed and shortened the holding period for those assets and reduced the estimated undiscounted future net cash flows to be generated, which indicated that the carrying value in those assets would not be recoverable. As a result, the Company recognized an impairment charge on these hotels in the first quarter of 2020.
The Company also considered the likelihood of a lease renewal or tenant replacement and potential effects of COVID-19 on future net operating income of its real estate held for investment, particularly in its healthcare and hotel portfolios, as an indicator of impairment. The Company applied a combination of the following approaches to estimate revised cash flow projections for these properties to account for an expected decline in future operating performance: (i) reevaluated property holding periods, in some cases taking into consideration potential defaults on underlying mortgage debt as a result of expected shortfalls in future property operating cash flows; and/or (ii) applied a range of reductions to near term expected cash flows for individual properties. For properties for which undiscounted expected net cash flows over their respective holding periods fell short of carrying values, the Company expects that the carrying value of these properties would likely not be recoverable.
Fair values were estimated for the above mentioned properties based upon either: (i) the income capitalization approach, using net operating income for each property and applying indicative capitalization rates; or (ii) discounted cash flow analyses with terminal values determined using indicative capitalization rates. The Company considered the risk characteristics of each property in determining capitalization rates and where applicable, adjusted capitalization rates or discount rates higher to reflect the inherent stress on real estate values in a deteriorating economic environment. Impairment was measured as the excess of carrying value over fair value for each of these properties.
Due to uncertainties over the severity and duration of the economic fallout from COVID-19 on the Company's real estate operations and its ability to meet its mortgage debt obligations, it is difficult for the Company to assess and estimate the economic effects with meaningful precision. The Company has applied its best estimate for purposes of its impairment assessment as of March 31, 2020 based upon available information at this time. Actual impact of COVID-19 will depend upon many factors beyond the Company’s control and knowledge, and may differ materially from the Company's current expectations. Furthermore, if the Company is unable to restructure or receive forbearance or other accommodations from lenders on defaulted investment-level debt (Note 10), and if the Company is unable to repay the debt, the collateral securing the debt could potentially be foreclosed upon, which would significantly shorten the holding period for these assets. All of these factors may result in further impairment charges in the near future, which could be material.
Property Operating Income
Following the acquisition of DataBank in December 2019, lease income includes: (i) fixed lease payments for colocation rent, interconnection services and a committed amount of power in connection with contracted leased space; and (ii) variable payments for additional metered power reimbursements based upon usage at prevailing rates.
The Company also earns data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, and other related information technology services, which are recognized as services are provided; and to a lesser extent, installation services that are recognized at a point in time upon completion of the installation and accompanying services.
For the three months ended March 31, 2020 and 2019, components of property operating income are as follows, excluding amounts related to discontinued operations (Note 16).

	Three Months Ended March 31,
(In thousands)	2020	2019
Lease income:
Fixed lease income	$182,092	$170,414
Variable lease income	16,291	16,349
	198,383	186,763
Hotel operating income	215,060	272,135
Data center service revenue	11,973	—
	$425,416	$458,898

Lease Concessions Related to COVID-19
Beginning in April 2020, some tenants in our healthcare properties have failed to make rent payments, and some have sought more flexible payment terms as a result of the COVID-19 crisis. Local governments in certain jurisdictions are also implementing programs that permit or require the forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case by case basis to evaluate and respond to the current environment.
For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company expects to make a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.

5. Loans Receivable
Effective January 1, 2020, the Company elected the fair value option for all of its outstanding loans receivable under a transitional relief upon adoption of ASC 326. The previous distinction of purchased credit-impaired ("PCI") loans and troubled debt restructurings ("TDR") are not applicable under fair value accounting. Refer to Note 12 for additional disclosures on loans receivable carried at fair value under the fair value option.
Loans receivable carried at fair value at March 31, 2020 are as follows:

	March 31, 2020
($ in thousands)	Unpaid Principal Balance	Fair Value	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Mortgage loans	$1,570,885	$651,113	8.2%	1.0
Mezzanine loans	542,274	544,518	12.7%	0.3
Non-mortgage loans	174,600	175,368	13.2%	5.2
	2,287,759	1,370,999
Variable rate
Mortgage loans	164,335	171,089	3.9%	0.2
Mezzanine loans	46,339	46,339	12.6%	1.3
	210,674	217,428
Loans receivable	$2,498,433	$1,588,427

Loans receivable carried at amortized cost at December 31, 2019 were as follows:

	December 31, 2019
($ in thousands)	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$471,472	$492,709	10.7%	1.6
Mezzanine loans	495,182	494,238	12.6%	0.6
Non-mortgage loans	149,380	148,623	12.9%	5.4
	1,116,034	1,135,570
Variable rate
Mortgage loans	171,848	172,269	4.1%	0.3
Mezzanine loans	44,887	44,637	12.7%	1.6
	216,735	216,906
	1,332,769	1,352,476
PCI Loans
Mortgage loans	1,165,804	248,535
Allowance for loan losses		(48,187)
		1,552,824
Interest receivable		13,504
Loans receivable	$2,498,573	$1,566,328

Past Due and Nonaccrual Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The table below presents the fair value and unpaid principal balance by aging of loans receivable at March 31, 2020 for which fair value option was elected.

	March 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
Loans receivable—fair value option
Current or less than 30 days past due	$1,060,721	$1,015,709	$45,012
30-59 days past due	—	—	—
60-89 days past due	—	—	—
90 days or more past due or nonaccrual	527,706	1,482,724	(955,018)
	$1,588,427	$2,498,433	$(910,006)

The following table provides an aging summary of non-PCI loans at carrying values before allowance for loan losses and interest receivable at December 31, 2019:

(In thousands)	December 31, 2019
Non-PCI loans at carrying values before allowance for loan losses
Current or less than 30 days past due	$1,042,260
30-59 days past due	—
60-89 days past due	—
90 days or more past due or nonaccrual	310,216
$1,352,476

For the Three Months Ended March 31, 2019 and as of December 31, 2019
Troubled Debt Restructuring
During the three months ended March 31, 2019, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with concessions in interest rates, payment terms or default waivers.
At December 31, 2019, the Company had one existing TDR loan that was in maturity default with a carrying value before allowance for loan loss and interest receivable of $37.8 million and an allowance for loan loss of $37.8 million. The Company had no additional lending commitment on the TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes the non-PCI impaired loans at December 31, 2019:

		Gross Carrying Value before Interest Receivable
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
December 31, 2019	$326,151	$71,754	$259,011	$330,765	$48,146

The average carrying value and interest income recognized on non-PCI impaired loans for the three months ended March 31, 2019 were as follows.

(In thousands)	Three Months Ended March 31, 2019
Average carrying value before allowance for loan losses and interest receivable	$244,532
Total interest income recognized during the period impaired	3,003
Cash basis interest income recognized	447
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
There were no PCI loans acquired in the three months ended March 31, 2019.
Changes in accretable yield of PCI loans for the three months ended March 31, 2019 were as follows:

(In thousands)	Three Months Ended March 31, 2019
Beginning accretable yield	$9,620
Changes in accretable yield	1,442
Accretion recognized in earnings	(3,087)
Effect of changes in foreign exchange rates	(40)
Ending accretable yield	$7,935

At December 31, 2019, there were no PCI loans on the cash basis or cost recovery method for recognition of interest income.
Allowance for Loan Losses
Allowance for loan losses and related carrying values before interest receivable of loans held for investment at December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,146	$71,754
PCI loans	41	17,935
	$48,187	$89,689
Changes in allowance for loan losses for the three months ended March 31, 2019 are presented below. All provision for loan losses for the period related to PCI loans.

(In thousands)	Three Months Ended March 31, 2019
Allowance for loan losses at January 1	$32,940
Provision for loan losses, net	3,611
Charge-off	(194)
Allowance for loan losses at March 31	$36,357

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2020, total unfunded lending commitments was $220.8 million, of which the Company's share was $85.3 million, net of amounts attributable to noncontrolling interests.
6. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	March 31, 2020	December 31, 2019
Equity Investments
Equity method investments
Investment ventures	$1,703,174	$1,845,129
Private funds	183,150	142,386
	1,886,324	1,987,515
Other equity investments
Marketable equity securities	102,399	138,586
Investment ventures	91,147	91,472
Private funds and non-traded REIT	41,393	38,641
Total equity investments	2,121,263	2,256,214

Debt Securities
N-Star CDO bonds, available for sale	54,474	54,859
CMBS of consolidated fund, at fair value	2,224	2,732
Total debt securities	56,698	57,591
Equity and debt investments	$2,177,961	$2,313,805

Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which fair value option was elected.
Equity Method Investments
The Company owns a significant interest in CLNC, a publicly-traded REIT that it manages. The Company accounts for its investment under the equity method as it exercises significant influence over operating and financial policies of CLNC through a combination of its ownership interest, its role as the external manager and board representation, but does not control CLNC. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (Note 12).
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

The Company’s investments accounted for under the equity method are summarized below, excluding investments classified as held for sale (Note 8):

($ in thousands)			Ownership Interest at March 31, 2020(1)	Carrying Value at
Investments	Description			March 31, 2020	December 31, 2019
Colony Credit Real Estate, Inc.	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary	(2)	36.5%	$666,059	$725,443
RXR Realty, LLC	Common equity in investment venture with a real estate investor, developer and investment manager (sold in February 2020)		—%	—	93,390
Preferred equity	Preferred equity investments with underlying real estate	(3)	NA	138,420	138,428
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	(4)	Various	532,654	543,296
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)		Various	175,274	115,055
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles		Various	3,260	21,940
Other investment ventures	Interests in 12 investments at March 31, 2020		Various	152,317	127,088
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds		Various	218,340	222,875
				$1,886,324	$1,987,515
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

(2)
CLNC is governed by its board of directors. The Company's role as manager is under the supervision and direction of CLNC's board of directors, which includes representatives from the Company but the majority of whom are independent directors.

(3)	Some preferred equity investments may not have a stated ownership interest.

(4)
The Company owns varying levels of stated equity interests in certain acquisition, development and construction ("ADC") arrangements as well as profit participation interests without a stated ownership interest in other ADC arrangements.

Significant Sales of Equity Method Investments
In February 2020, the Company sold its equity investment in RXR Realty, LLC for net proceeds after taxes of $179.1 million, recording a gain of $106.1 million, included in equity method earnings.
Impairment of Equity Method Investments
The Company evaluates its equity method investments for OTTI at each reporting period and recorded impairment of $0.8 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. Equity method investments that were written down to fair value during the year ended December 31, 2019 had carrying values totaling $745.3 million at the time of their respective impairment. The investment impaired during the three months ended March 31, 2020 was fully resolved during the quarter. Impairment charges were generally driven by write-downs to respective offer prices on investments sold, other than for CLNC in 2019 as discussed below.
CLNC
Other-Than-Temporary Impairment Assessment—In the second quarter of 2019, the Company determined that its investment in CLNC was other-than-temporarily impaired given the prolonged period of time that the carrying value of the Company's investment in CLNC had exceeded its market value. The Company recorded an impairment charge, included in equity method loss, of $227.9 million, measured as the excess of carrying value over market value of its investment in CLNC based upon CLNC's closing stock price of $15.50 per share on June 30, 2019.
At March 31, 2020, the Company's investment in CLNC had a carrying value of $666.1 million, which was in excess of its fair value of $188.9 million based upon the closing stock price of $3.94 per share on March 31, 2020. The Company determined that its investment in CLNC as of March 31, 2020 was not other-than-temporarily impaired. There was a notable decrease in CLNC's stock price in March 2020, which was reflective of the significant volatility in equity markets and significant decline in equity prices as a whole in response to the COVID-19 crisis. There was no large disparity, however, between the Company's carrying value in CLNC and CLNC's internal estimated NAV as of March 31, 2020. The Company believes that, over the long term, the equity markets at large as well as CLNC's stock will not sustain the losses experienced in March 2020. The Company considered that at this time, it has both the intent and the ability to hold its investment in CLNC for a period of time that it believes would be sufficient to allow for an anticipated recovery in market value. Given the uncertainty over how prolonged the economic fallout from COVID-19 will affect financial markets and global economies, the Company will continue to reassess the recoverability of its investment in CLNC as circumstances evolve, which may result in the recognition of an other-than-temporary impairment in the future.
Basis Difference—The impairment charge in June 2019 resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address this basis difference, the Company allocated the impairment charge on a relative fair value basis to investments identified by CLNC as non-strategic assets. Accordingly, for any future impairment charges taken by CLNC on these non-strategic assets, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective underlying investments has been fully eliminated. For the three months ended March 31, 2020, the Company reduced its share of loss from CLNC by $19.2 million, representing the basis difference allocated to non-strategic assets realized by CLNC during the three months ended March 31, 2020. The remaining basis difference at March 31, 2020 was $67.5 million.
Other Equity Investments
Other equity investments that are not accounted for under the equity method consist of the following:
Marketable Equity Securities—These are primarily equity investment in a third party managed mutual fund and publicly traded equity securities held by a consolidated private open-end fund. The equity securities of the consolidated fund comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the digital real estate and telecommunication sectors.
Investment Ventures—This represents primarily common equity in the Albertsons/Safeway supermarket chain (with 50% ownership by a co-investment partner). There were no adjustments for any impairment or observable price changes as of March 31, 2020.
Private Funds and Non-Traded REIT—This represents interests in a Company-sponsored private fund and a non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), and limited partnership interest in a third party private fund sponsored by an equity method investee, for which the Company elected the NAV practical expedient (see Note 12).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At March 31, 2020, the Company’s share of these commitments was $58.2 million.
Private Funds—At March 31, 2020, the Company has unfunded commitments of $244.3 million to funds sponsored by the Company that are accounted for as equity method investments.
Debt Securities
The Company's investment in debt securities is composed of N-Star CDO Bonds, classified as AFS, and commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company that is currently in liquidation, accounted for at fair value through earnings.
AFS Debt Securities
The N-Star CDO bonds are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF that were subsequently repurchased by NRF at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.

The following tables summarize the balance and activities of the N-Star CDO bonds.

	Amortized Cost Without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
March 31, 2020	$44,945	$(816)	$10,345	$—	$54,474
December 31, 2019	46,002	NA	8,857	—	54,859
There were no sales of N-Star CDO bonds during the three months ended March 31, 2020 and year ended December 31, 2019.
At March 31, 2020, the contractual maturities of N-Star CDO bonds ranged from 17 to 21 years. The expected maturity, on a weighted average basis, was 1.8 years.
Impairment of AFS Debt Securities
AFS debt securities are considered to be impaired if their fair value is less than their amortized cost basis.

•
If the Company intends to sell or is more likely than not required to sell the debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings within other gain (loss) as a write-off of the amortized cost basis of the debt security.

•	If the Company does not intend to sell or is not more likely than not required to sell the debt security before recovery of its amortized cost:

•
Upon adoption of CECL effective January 1, 2020, the credit component of the loss is recognized in earnings within other gain (loss) as an allowance for credit loss, which may be subject to reversal for subsequent recoveries in fair value. The non-credit loss component is recognized in other comprehensive income or loss ("OCI"). The allowance is charged off against the amortized cost basis of the security if in a subsequent period, the Company intends to or is more likely than not required to sell the security, or if the Company deems the security to be uncollectible.

•
Prior to adoption of CECL on January 1, 2020, the Company evaluated if the decline in fair value is other than temporary, in which case, the credit loss component was recognized in earnings as a write-off of the amortized cost basis of the debt security that is not subject to subsequent reversal. The non-credit loss component was recognized in OCI. If the impairment is not other-than-temporary, the entire unrealized loss is recognized in OCI.

For the three months ended March 31, 2020, the Company recorded an allowance for credit loss in other gain (loss) of $0.8 million. The credit loss was determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At March 31, 2020, there were no AFS debt securities in unrealized loss positions without allowance for credit loss.
For the three months ended March 31, 2019, the Company recorded OTTI loss on AFS debt securities of $0.7 million in other gain (loss). The losses were due to an adverse change in expected cash flows on N-Star CDO bonds. The Company believed that it was not likely that it would recover the full amortized cost on these securities, primarily based upon the performance and value of the underlying collateral. At December 31, 2019, there were no AFS debt securities with unrealized loss in AOCI.
7. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
During the three months ended March 31, 2020, $51.0 million of goodwill was reassigned from the other investment management segment to the digital reportable segment to reflect the value associated with certain existing investment vehicles that were repurposed to execute an investment strategy focused on the digital sector, as well as a team of professionals dedicated to the strategy. The amount that was reassigned to the digital segment was determined based upon the fair value of this digital strategy platform relative to the overall other investment management goodwill balance prior to the reassignment. The remaining goodwill balance assigned to the other investment management reportable segment was impaired by $79.0 million in the first quarter of 2020, as discussed further below.

Goodwill balance by reportable segment is as follows.

(In thousands)	March 31, 2020	December 31, 2019
Balance by reportable segment:
Digital (1)	$777,330	$726,330
Other investment management	596,561	726,561
	$1,373,891	$1,452,891
__________

(1)	At March 31, 2020 and December 31, 2019, goodwill of $140.5 million related to the DBH acquisition was deductible for income tax purposes.
Impairment of Goodwill
In the first quarter of 2020, the Company considered whether changes in the current economic environment as a result of COVID-19 and the impact thereof on the Company's real estate and investment management business represent indicators of potential impairment to goodwill.
Digital—The Company believes that the current shift and increased reliance on a digital economy positions the Company's digital real estate and digital investment management business for further growth. Therefore, the Company determined that there were no indicators of impairment on goodwill in the digital reportable segment.
Other Investment Management—The Company determined that the prevailing deterioration in current economic conditions, particularly i) the recent decline in the Company's stock price which in turn resulted in a decline in the Company's market capitalization; ii) the potential effects of a global economic downturn on future capital raising assumptions and exit strategies; and iii) a distressed market affecting asset values on the Company's balance sheet, represent indicators of impairment of goodwill assigned to other investment management.
Accordingly, the Company updated its quantitative test of the other investment management goodwill, which indicated that the carrying value of the other investment management reporting unit including goodwill at March 31, 2020 exceeded its estimated fair value. As a result, the Company recognized an impairment charge to its other investment management goodwill of $79.0 million in the first quarter of 2020.
Similar to the last valuation in the fourth quarter of 2019, the fair value of the investment management reporting unit was generally estimated using the income approach. Projections of discounted net cash flows were based upon various factors, including, but not limited to, assumptions around forecasted capital raising for existing and future investment vehicles, fee related earnings multiples, operating profit margins and discount rates, adjusted for certain risk characteristics such as the predictability of fee streams and the estimated life of managed investment vehicles. The Company applied terminal year residual multiples on fee related earnings ranging from 16x to 20x, and discount rates between 10% and 15% for fee related earnings and 20% for carried interest. The Company considered a range of fee related earnings multiples and discount rates for a peer group of alternative asset managers as indicators to assess for reasonableness, noting that direct comparison generally cannot be drawn due to differences that exist between the Company's business and those of other asset managers. As it relates to the CLNC management contract that was previously valued based upon a potential sale of the contract, the valuation was updated with a reduced sales price, taking into account bids received by the Company. At this time, the Company has delayed any sale transaction until such time that market conditions improve.
The Company also considered the hypothetical value of its non-digital investment management business in a spinoff that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's non-digital balance sheet assets based on market terms of management contracts of externally-managed REITs that otherwise engage in similar real estate operations. The valuation of the hypothetical contract contemplated a gradually diminishing balance sheet in non-digital assets, as the Company anticipates a redeployment of available capital into its digital business over time.
Due to the inherently judgmental nature of capital raising projections, exit strategies and various other assumptions used in the goodwill valuation, which are further exacerbated by uncertainties over the extent and duration of economic instability resulting from COVID-19, actual results may differ from current expectations which may lead to further decline in fair value of the other investment management reporting unit and further impairment to the other investment management goodwill in the future.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for sale, are as follows.

	March 31, 2020			December 31, 2019
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease intangible assets (2)	$417,877	$(145,658)	$272,219	$425,106	$(123,686)	$301,420
Investment management intangibles (3)	285,233	(105,488)	179,745	285,233	(96,466)	188,767
Customer relationships (4)	71,000	(1,723)	69,277	71,000	(250)	70,750
Trade names (5)	39,600	(1,283)	38,317	39,600	(185)	39,415
Other (6)	38,677	(2,985)	35,692	41,211	(2,710)	38,501
Total deferred leasing costs and intangible assets	$852,387	$(257,137)	$595,250	$862,150	$(223,297)	$638,853
Intangible Liabilities
Lease intangible liabilities (2)	$172,211	$(70,134)	$102,077	$174,208	$(62,724)	$111,484
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

Impairment of Identifiable Intangible Assets
An investment management contract that was written down to fair value during the year ended December 31, 2019 had a carrying value of $62.4 million at the time of impairment. The fair value of the intangible asset was based upon revised future net cash flows to be generated over the remaining life of the contract, representing Level 3 inputs.
Other than real estate intangibles which were impaired as part of the real estate asset group as discussed in Note 4, there were no impairments on other identifiable intangible assets in the three months ended March 31, 2020 and 2019.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 16):

	Three Months Ended March 31,
(In thousands)	2020	2019
Net increase to rental income (1)	$3,354	$1,903

Amortization expense
Deferred leasing costs and lease intangibles	$20,089	$8,671
Investment management intangibles	9,022	8,663
Customer relationships	1,473	—
Trade name	1,098	—
Other	286	252
	$31,968	$17,586
__________

(1)	Represents the impact of amortizing above- and below-market leases and lease incentives.

The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale.

	Year Ending December 31,
(In thousands)	Remaining 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Net increase (decrease) to rental income	$8,509	$5,561	$3,711	$6,716	$249	$(13,549)	$11,197
Amortization expense	80,127	78,005	58,921	49,931	42,403	153,017	462,404

8. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	March 31, 2020	December 31, 2019
Assets
Restricted cash	$4,845	$15,585
Real estate, net	696,171	799,415
Deferred leasing costs and intangible assets, net	30,921	33,236
Other assets	17,479	21,816
Total assets held for sale	$749,416	$870,052

Liabilities
Debt, net	$233,166	$232,944
Lease intangibles and other liabilities, net	27,793	35,208
Total liabilities related to assets held for sale	$260,959	$268,152

Assets and Liabilities Related to Discontinued Operations
At March 31, 2020 and December 31, 2019, the bulk industrial portfolio remained held for sale, with assets consisting primarily of real estate and related intangibles totaling $0.4 billion, and liabilities consisting primarily of debt totaling $0.2 billion.
9. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	March 31, 2020	December 31, 2019
Capital expenditures reserves (1)	$61,524	$89,901
Real estate escrow reserves (2)	34,061	38,326
Borrower escrow deposits	8,234	8,079
Lender restricted cash (3)	39,019	41,591
Other	23,730	26,026
Total restricted cash	$166,568	$203,923
__________

(1)	Represents primarily cash held by lenders for capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)	Represents operating cash from the Company's investment properties that are restricted by lenders in accordance with respective debt agreements.

Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2020	December 31, 2019
Straight-line rents	$39,111	$37,352
Hotel-related deposits and reserves (1)	19,247	18,065
Investment deposits and pending deal costs	36,199	32,994
Deferred financing costs, net (2)	2,168	2,794
Derivative assets (Note 11)	26,919	21,386
Prepaid taxes and deferred tax assets, net	64,459	82,344
Receivables from resolution of investments (3)	47,702	63,984
Operating lease right-of-use asset, net	202,764	220,560
Accounts receivable, net (4)	83,047	83,723
Prepaid expenses	43,449	30,761
Other assets	31,957	30,413
Fixed assets, net	43,198	44,768
Total other assets	$640,220	$669,144
__________

(1)
Represents reserves held by third party managers at certain hotel properties to fund furniture, fixtures and equipment ("FF&E") expenditures and to a lesser extent, working capital deposits. Funding of FF&E reserves is made periodically based on a percentage of hotel operating income.

(2)	Deferred financing costs relate to revolving credit arrangements.

(3)	Represents proceeds from loan repayments and real estate sales held in escrow, and sales of equity investments pending settlement.

(4)
Includes receivables from tenants, hotel operating income, resident fees, property level insurance, and asset management fees, net of allowance for doubtful accounts, where applicable, of $3.0 million at March 31, 2020 and $2.8 million at December 31, 2019.

Impact of CARES Act on Deferred Tax Asset
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020, and allowed for a carryback of NOL generated in years 2018 through 2020 to the five taxable years preceding the taxable year of loss. The Company estimates that it has approximately $26.5 million of NOL available for carryback under the CARES Act and recorded $3.3 million of income tax benefit during the quarter ended March 31, 2020 to reflect the carryback. The Company also reclassified approximately $8.6 million of deferred tax asset to current tax receivable in anticipation of refunds expected to be received in the next twelve months as a result of the carryback.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2020	December 31, 2019
Tenant security deposits and payable	$15,628	$15,293
Borrower escrow deposits	8,234	9,903
Deferred income (1)	37,896	32,318
Interest payable	36,325	38,487
Derivative liabilities (Note 11)	84,271	127,531
Current and deferred income tax liability	208,818	222,206
Operating lease liability	178,692	181,297
Accrued compensation	34,963	83,351
Accrued carried interest and incentive fee compensation	1,179	50,360
Accrued real estate and other taxes	37,709	39,923
Accounts payable and accrued expenses	136,439	143,852
Other liabilities	57,127	71,377
Total accrued and other liabilities	$837,281	$1,015,898
__________

(1)
Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, deferred asset management fees from private funds, and deferred base management fees assumed in the DBH acquisition. Deferred management fees totaling $22.1 million at March 31, 2020 and $18.3 million at December 31, 2019 will be recognized as fee income over a weighted average period of 1.5 years and 1.2 years, respectively.

10. Debt
The Company's debt consists of the following components, excluding debt associated with the industrial segment, which is included in liabilities related to assets held for sale (Note 8).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
March 31, 2020
Debt at amortized cost
Principal	$600,000	$616,105	$8,131,000	$280,117	$9,627,222
Premium (discount), net	—	2,127	(15,530)	(78,373)	(91,776)
Deferred financing costs	—	(3,690)	(78,418)	—	(82,108)
	$600,000	$614,542	$8,037,052	$201,744	$9,453,338
December 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$8,276,620	$280,117	$9,172,842
Premium (discount), net	—	2,243	(17,126)	(78,927)	(93,810)
Deferred financing costs	—	(4,296)	(90,828)	—	(95,124)
	$—	$614,052	$8,168,666	$201,190	$8,983,908
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $474.1 million at March 31, 2020 and $515.6 million at December 31, 2019 relates to financing on assets held for sale. Debt associated with assets held for sale that is expected to be assumed by the buyer is included in liabilities related to assets held for sale (Note 8).

The following table summarizes certain information about debt carried at amortized cost. For information as of March 31, 2020, weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of the date of this filing, and the extension option is at the Company’s discretion. The Company is providing the updated information even if extension criteria had been met as of March 31, 2020 given the post period defaults as described below. For information as of December 31, 2019, weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of December 31, 2019 and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(2)	Weighted Average Years Remaining to Maturity(3)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(2)	Weighted Average Years Remaining to Maturity(3)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(2)	Weighted Average Years Remaining to Maturity(3)
March 31, 2020
Recourse
Corporate credit facility	$—	N/A	N/A	$600,000	2.86%	1.8	$600,000	2.86%	1.8
Convertible and exchangeable senior notes	616,105	4.27%	1.8	—	N/A	N/A	616,105	4.27%	1.8
Junior subordinated debt	—	N/A	N/A	280,117	4.31%	16.2	280,117	4.31%	16.2
Secured debt (1)	34,520	5.02%	5.7	—	N/A	N/A	34,520	5.02%	5.7
	650,625			880,117			1,530,742
Non-recourse
Secured debt
Digital	—	N/A	N/A	515,831	6.30%	4.6	515,831	6.30%	4.6
Healthcare	405,069	4.55%	4.9	2,521,305	4.56%	4.0	2,926,374	4.56%	4.1
Hospitality	13,432	12.79%	0.4	2,653,478	4.06%	1.0	2,666,910	4.11%	1.0
Other Real Estate Equity	150,477	4.26%	3.0	1,585,958	3.62%	1.6	1,736,435	3.68%	1.7
Real Estate Debt	—	N/A	N/A	250,930	3.37%	1.7	250,930	3.37%	1.7
	568,978			7,527,502			8,096,480
	$1,219,603			$8,407,619			$9,627,222
December 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.0	$—	N/A	2.0
Convertible and exchangeable senior notes	616,105	4.27%	2.0	—	N/A	N/A	616,105	4.27%	2.0
Junior subordinated debt	—	N/A	N/A	280,117	4.77%	16.4	280,117	4.77%	16.4
Secured debt (1)	35,072	5.02%	5.9	—	N/A	N/A	35,072	5.02%	5.9
	651,177			280,117			931,294
Non-recourse
Secured debt
Digital	—	N/A	N/A	539,155	6.98%	4.8	539,155	6.98%	4.8
Healthcare	405,980	4.55%	5.1	2,547,726	5.22%	4.3	2,953,706	5.13%	4.4
Hospitality	13,494	12.71%	1.6	2,653,853	4.83%	4.6	2,667,347	4.87%	4.6
Other Real Estate Equity	151,777	4.26%	3.4	1,652,870	4.08%	2.8	1,804,647	4.09%	2.9
Real Estate Debt	—	N/A	N/A	276,693	3.72%	1.8	276,693	3.72%	1.8
	571,251			7,670,297			8,241,548
	$1,222,428			$7,950,414			$9,172,842
__________

(1)	The fixed rate recourse debt is secured by the Company's aircraft.

(2)	Calculated based upon outstanding debt principal at balance sheet date and for variable rate debt, the applicable index plus spread at balance sheet date.

(3)	Calculated based upon initial maturity dates of the respective debt, or extended maturity dates if extension criteria are met and extension option is at the Company's discretion as described above.
Investment-Level Debt in Default
Non-recourse mortgage debt in the hospitality, healthcare and other real estate equity segments with aggregate outstanding principal of $3.54 billion through the date of this filing ($234.1 million at March 31, 2020 and $235.6 million at December 31, 2019 in healthcare and other equity and debt segments) was either in payment default or was not in compliance with certain debt and/or lease covenants. A combined $3.16 billion of the defaulted debt related to the hospitality segment and the THL Hotel Portfolio (Note 12) in the other equity and debt segment as a result of the economic fallout from COVID-19. In May 2020, the Company received a notice of acceleration with respect to $780.0 million of defaulted debt in the hospitality segment. The Company is in active negotiations with the respective lenders to execute or extend forbearances, execute debt modifications, including extension of upcoming maturities in 2020, or seek other accommodations. The remaining $346.7 million of outstanding debt principal in the hospitality segment was not in default. With respect to other defaulted debt, the Company is negotiating with its lenders and tenants to restructure the debt and/or leases, as applicable. There can be no assurance that the Company will be successful in any of the negotiations with its lenders or tenants.
Corporate Credit Facility
On January 10, 2017, the OP entered into an amended and restated credit agreement (the “Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent, as amended from time to time (as amended, the “Credit Agreement”).
The Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $750 million, with an option to increase up to $1.25 billion, subject to agreement by existing or substitute lenders and satisfaction of customary closing conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement). As of March 31, 2020, the Company had drawn $600 million of the approximately $700 million available under the credit facility.
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.25% at March 31, 2020), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. As of March 31, 2020 and through the date of this filing, the Company was in compliance with all of the financial covenants.
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
Convertible and exchangeable senior notes issued by the Company and outstanding are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2020	December 31, 2019

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
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
Junior Subordinated Debt
A subsidiary of the Company (the “Issuer”) assumed certain junior subordinated debt through the Merger at fair value. Prior to the Merger, subsidiaries of NRF, which were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”), issued trust preferred securities ("TruPS") in private placement offerings. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by NRF at the time of the offerings (the "Junior Notes").
The Issuer may redeem the Junior Notes at par, in whole or in part, for cash, after five years. To the extent the Issuer redeems the Junior Notes, the Trusts are required to redeem a corresponding amount of TruPS. The ability of the Trusts to pay dividends depends on the receipt of interest payments on the Junior Notes. The Issuer has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the Junior Notes issued to NorthStar Realty Finance Trust I through III for up to six consecutive quarters. If payment of interest on the Junior Notes is deferred, the Trusts will defer the quarterly distributions on the TruPS for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the Junior Notes, compounded quarterly.
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

Fair value of derivative assets and derivative liabilities are as follows:

	March 31, 2020			December 31, 2019
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$24,385	$1,861	$26,246	$15,307	$1,271	$16,578
Interest rate contracts	115	411	526	78	237	315
Performance swaps	—	147	147	—	4,493	4,493
Included in other assets	$24,500	$2,419	$26,919	$15,385	$6,001	$21,386
Derivative Liabilities
Foreign exchange contracts	$346	$55	$401	$8,134	$2,482	$10,616
Forward contracts	—	83,870	83,870	—	116,915	116,915
Included in accrued and other liabilities	$346	$83,925	$84,271	$8,134	$119,397	$127,531

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit, included in other assets, of $16.6 million and $10.0 million at March 31, 2020 and December 31, 2019, respectively, all of which related to the forward contracts and performance swaps discussed below.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place at March 31, 2020, along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated	Non-Designated
EUR	FX Collar	€8,099	€9,950	Min $1.06 / Max $1.31	May 2020 to November 2020
EUR	FX Forward	€286,119	€7,610	Min $1.08 / Max $1.38	April 2020 to February 2024
GBP	FX Forward	£65,957	£11,533	Min $1.24 / Max $1.32	May 2020 to December 2020

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €497.0 million and £272.8 million, or a total of $0.9 billion at March 31, 2020, and €517.9 million and £275.5 million, or a total of $0.9 billion at December 31, 2019.
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

	Three Months Ended March 31,
(In thousands)	2020	2019
Designated net investment hedges:
Realized gain transferred from AOCI to earnings	$—	$240

Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges is recorded in other gain (loss).

	Three Months Ended March 31,
(In thousands)	2020	2019
Non-designated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$1,502	$(419)

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at March 31, 2020.

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate caps	$—	$6,436,254	1-Month LIBOR	3.0% - 6.26%	June 2020 to November 2021
Interest rate caps	€232,845	€485,405	3-Month EURIBOR	1.0% - 1.5%	January 2021 to June 2024
Interest rate caps	£—	£355,973	3-Month GBP LIBOR	1.5% - 2.25%	November 2020 to October 2022

The following table summarizes amounts recorded in the income statements related to interest rate contracts.

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest expense on designated interest rate contracts (1)	$2	$—
Realized and unrealized gain (loss) net on non-designated interest rate contracts (2)	179	(59,526)

__________

(1)	Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.

(2)
For the three months ended March 31, 2019, amount includes unrealized loss of $59.2 million on a $2.0 billion notional forward starting swap assumed through the Merger, which was settled at the end of 2019.

Forward Contracts and Performance Swaps
The Company has an equity investment in a third party managed real estate mutual fund, accounted for as marketable equity securities carried at fair value. The Company had previously entered into a series of forward contracts on its shares in the mutual fund in an aggregate notional amount of $100 million, equal to its initial investment in the fund, and concurrently, entered into a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The Company settled the forwards and swaps in cash upon expiration in January 2020, realizing a gain of $5.8 million. In January 2020, the Company entered into another series of forward and swap contracts with similar terms to the previous transaction. The forward contracts have a combined notional of $119 million and expire in January 2021, to be settled in cash or through delivery of the mutual fund shares at the election of the Company. The new forward and swap transactions required an initial combined collateral deposit of $14.3 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold.
The forwards and swaps are not designated as hedges for accounting purposes. All realized and unrealized gains (losses) are recorded in other gain (loss) as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Realized and unrealized gain (loss), net on derivatives:
Forward contracts	$33,045	$(11,284)
Performance swaps	1,460	2,622
Unrealized gain (loss) on marketable equity securities held at period end:
Real estate mutual fund	(33,115)	11,825

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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
March 31, 2020
Derivative Assets
Foreign exchange contracts	$26,246	$(244)	$—	$26,002
Interest rate contracts	526	—	—	526
Performance swaps	147	(147)	—	—
	$26,919	$(391)	$—	$26,528
Derivative Liabilities
Foreign exchange contracts	$(401)	$244	$—	$(157)
Forward contracts	(83,870)	147	16,622	(67,101)
	$(84,271)	$391	$16,622	$(67,258)
December 31, 2019
Derivative Assets
Foreign exchange contracts	$16,578	$(4,385)	$—	$12,193
Interest rate contracts	315	—	—	315
Performance swaps	4,493	(4,493)	—	—
	$21,386	$(8,878)	$—	$12,508
Derivative Liabilities
Foreign exchange contracts	$(10,616)	$4,385	$—	$(6,231)
Forward contracts	(116,915)	4,493	9,981	(102,441)
	$(127,531)	$8,878	$9,981	$(108,672)

12. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected, but excluding financial assets under the NAV practical expedient, categorized into the three tier fair value hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques, as follows:
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets
Marketable equity securities	$102,399	$—	$—	$102,399
Debt securities available for sale—N-Star CDO bonds	—	—	54,474	54,474
CMBS of consolidated fund	—	2,224	—	2,224
Other assets—derivative assets	—	26,919	—	26,919
Fair Value Option:
Loans receivable	—	—	1,588,427	1,588,427
Equity method investments	—	—	218,340	218,340
Liabilities
Other liabilities—derivative liabilities	—	84,271	—	84,271
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	6,630	6,630
Other liabilities—settlement liability	—	—	4,910	4,910
December 31, 2019
Assets
Marketable equity securities	$138,586	$—	$—	$138,586
Debt securities available for sale—N-Star CDO bonds	—	—	54,859	54,859
CMBS of consolidated fund	—	2,732	—	2,732
Other assets—derivative assets	—	21,386	—	21,386
Fair Value Option:
Equity method investments	—	—	222,875	222,875
Liabilities
Other liabilities—derivative liabilities	—	127,531	—	127,531
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330

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
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure in July 2017 of a portfolio of limited service hotels ("THL Hotel Portfolio"), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million based upon the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company and certain investment vehicles managed by the Company. Fair value of the contingent consideration is measured based upon the probability of the former preferred equity holder receiving such payment, with cash flows discounted at 12%, classified as Level 3 fair value. The contingent consideration liability decreased $2.7 million to $6.6 million for the three months ended March 31, 2020, and increased $0.4 million to $9.3 million for the year ended December 31, 2019. Changes in fair value of the contingent consideration liability are recorded in other gain (loss) on the consolidated statements of operations.
Other Liabilities—Settlement Liability
As discussed in Note 1, in connection with the cooperation agreement entered into with Blackwells in March 2020, the Company and Blackwells contemporaneously entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of the Company's class A common stock. Pursuant to the arrangement, the Company contributed its class A common stock, valued at $14.7 million by the venture, and Blackwells contributed $1.47 million of cash that was then distributed to the Company, resulting in a net capital contribution of $13.23 million held by the Company in the venture. All of the class A common stock held in the venture had been repurchased by the Company in March 2020 (Note 14). Blackwells may cause the arrangement to be dissolved and all underlying assets distributed at any time, and the Company may do the same after three years. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in the first quarter of 2020.
The settlement liability is a fair value measurement of the disproportionate allocation of future profits distribution to Blackwells pursuant to the joint venture arrangement. Such profits will be derived from dividend payments and any appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles. The profits distribution is payable in cash, the Company's class A common stock or a combination of both at the Company's election. The settlement liability is a Level 3 fair value using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution occurs at the end of the third year in March 2023, and is remeasured at each reporting period. At March 31, 2020, the settlement liability was valued at $4.9 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 67.1% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) average historical dividend yield on the Company's class A common stock of 9.6%; and (c) risk free rate of 1.97% based upon a compounded zero-coupon U.S. Treasury yield. The $1.0 million increase in liability from inception was recorded as other loss on the consolidated statement of operations.
Fair Value Option
Loans Receivable
Effective January 1, 2020, the Company elected the fair value option for all of its outstanding loans receivable. Loans receivable consist of mortgage loans, mezzanine loans and non-mortgage loans. Fair values were determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes, but is not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results and/or value of the underlying collateral.
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

Level 3 Recurring Fair Value Measurements
Quantitative information about recurring Level 3 fair value assets, for which information about unobservable inputs is reasonably available to the Company, are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
March 31, 2020
N-Star CDO bonds	$54,474	Discounted cash flows	Discount rate	24.9% (18.2% - 65.0%)	Decrease
Fair Value Option:
Loans receivable	1,568,302	Discounted cash flows	Discount rate	12.7% (7.2% - 25.5%)	Decrease
Loans receivable	20,125	Transaction price(5)	N/A	N/A	N/A
Equity method investments—third party private equity funds	4,616	NAV(3)	N/A	N/A	N/A
Equity method investments—other	17,870	Discounted cash flows	Discount rate	12.0% (5.1% - 16.5%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	4.1x	(4)
Equity method investments—other	170,854	Transaction price(5)	N/A	N/A	N/A

December 31, 2019
N-Star CDO bonds	$54,859	Discounted cash flows	Discount rate	22.3% (16.8% - 65.0%)	Decrease
Fair Value Option:
Equity method investments—third party private equity funds	5,391	NAV(3)	N/A	N/A	N/A
Equity method investments—other	18,574	Discounted cash flows	Discount rate	10.1% (5.1% - 15.8%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	3.7x	(4)
Equity method investments—other	173,910	Transaction price(5)	N/A	N/A	N/A
__________

(1)	Weighted average discount rates are calculated based upon undiscounted cash flows.

(2)
Represents the directional change in fair value that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measures.

(3)	Fair value was estimated based on underlying NAV of the respective funds on a quarter lag, adjusted as deemed appropriate by management

(4)	Fair value is affected by change in revenue multiple relative to change in rate of revenue growth.

(5)
Valued based upon transaction price of investments recently acquired or offer prices on loans, investments or underlying assets of investee pending sales. Transaction price approximates fair value for investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value assets, including realized and unrealized gains (losses) included in other gain (loss) on the consolidated statement of operations and in AOCI.

		Fair Value Option
(In thousands)	Securities	Loans Receivable	Equity Method Investments
Fair value at December 31, 2018	$64,127	$—	$81,085
Purchases, contributions and accretion	1,769	—	101,195
Paydowns, distributions and sales	(2,882)	—	(6,341)
Realized and unrealized gains (losses) in earnings, net	(667)	—	2,192
Other comprehensive income	2,063	—	—
Fair value at March 31, 2019	$64,410	$—	$178,131

Net unrealized gains (losses) in earnings on instruments held at March 31, 2019	$—	$—	$1,437

Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	594	74,236	762
Paydowns, distributions and sales	(1,651)	(49,133)	(781)
Interest accrual, including capitalization of paid-in-kind interest	—	11,849	—
Allowance for credit losses	(816)	—	—
Realized and unrealized gains (losses) in earnings, net	—	3,105	(179)
Other comprehensive income (loss) (1)	1,488	(21,265)	(4,337)
Fair value at March 31, 2020	$54,474	$1,588,427	$218,340

Net unrealized gains (losses) on instruments held at March 31, 2020:
In earnings	$—	$3,105	$(179)
In other comprehensive income (loss)	$1,488	$—	$—

__________

(1)
Amounts recorded in OCI for loans receivable and equity investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.

Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored private fund and a non-traded REIT, and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles.

	March 31, 2020		December 31, 2019
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$17,271	$9,137	$16,271	$11,058
Non-traded REIT—real estate	21,858	—	19,358	—
Private fund—emerging market private equity	2,264	—	3,012	—

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

Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or otherwise, write-down of asset values due to impairment. Impairments are discussed in Note 4 for real estate, Note 6 for equity method investments, and Note 7 for investment management intangible assets, including goodwill.
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below. The carrying values of cash, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible. There are no loans receivable carried at amortized cost in 2020 as the Company elected the fair value option for all loans receivable effective January 1, 2020.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Liabilities
Debt at amortized cost
Corporate credit facility	—	600,000	—	600,000	600,000
Convertible and exchangeable senior notes	493,926	13,095	—	507,021	614,542
Secured debt	—	—	7,941,079	7,941,079	8,037,052
Secured debt related to assets held for sale	—	—	235,000	235,000	233,166
Junior subordinated debt	—	—	92,701	92,701	201,744
December 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,557,850	$1,557,850	$1,552,824
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	602,000	13,095	—	615,095	614,052
Secured debt	—	—	8,213,550	8,213,550	8,168,666
Secured debt related to assets held for sale	—	—	235,000	235,000	232,944
Junior subordinated debt	—	—	225,835	225,835	201,190

Debt—Fair value of convertible notes and exchangeable notes were determined using the last trade price in active markets and unadjusted quoted prices in non-active market, respectively. Fair values of the corporate credit facility and secured debt were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments, which fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data. As a reaction to the COVID-19 crisis, the credit market has generally stalled refinancing for most product types except at the lowest leverage levels. While it is difficult to gauge market rates across the Company's portfolio for specific assets, fair value of debt associated with hospitality and healthcare assets presented as of March 31, 2020 incorporate a premium to nominal contractual rates to reflect the increased risk and lack of available financing in the current environment.
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $15.7 million at March 31, 2020 and $18.5 million at December 31, 2019. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. At March 31, 2020 and December 31, 2019, the consolidated private fund had total assets of $19.5 million and $24.7 million, respectively, and total liabilities of $0.6 million and $0.1 million, respectively. Assets and liabilities were made up primarily of marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $178.5 million at March 31, 2020 and $137.0 million at December 31, 2019, included within equity and debt investments and where applicable, assets held for sale, on the consolidated balance sheets.
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

Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $44.1 million at March 31, 2020 and $46.0 million at December 31, 2019.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 10). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at March 31, 2020 and December 31, 2019, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.
14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	3	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	2,659	—
Shares canceled for tax withholding on vested stock awards	—	(582)	—
Shares outstanding at March 31, 2019	57,464	484,775	734

Shares outstanding at December 31, 2019	41,350	487,044	734
Repurchase of common stock, net (1)	—	(12,733)	—
Equity-based compensation, net of forfeitures	—	7,646	—
Shares canceled for tax withholding on vested stock awards	—	(1,839)	—
Shares outstanding at March 31, 2020	41,350	480,118	734
__________

(1)	Net of reissuance of 964,160 shares of class A common stock that had been repurchased by the Company during March 2020. Refer to discussion of settlement liability in Note 12.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at March 31, 2020:

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
In May 2020, the Company's board of directors elected to defer the declaration of a dividend on its preferred stock until June 30, 2020, subject to its assessment of the effects of COVID-19.
Redemption of Preferred Stock
The Company issued notices of redemption for remaining outstanding shares of Series B preferred stock and all outstanding shares of Series E preferred stock in December 2019, with redemption settled in January 2020.
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
The Company is suspending the dividend on its class A common stock for the second quarter of 2020 as the board of directors and management believe it is prudent to conserve cash during the current period of uncertainty.

Common Stock Repurchases
During the three months ended March 31, 2020 and for the year ended December 31, 2019, the Company repurchased its class A common stock totaling 12,733,204 shares at a cost of $24.6 million and 652,311 shares at a cost of $3.2 million, respectively, or a weighted average price of $1.93 and $4.84 per share, respectively.
All share repurchases were made pursuant to a $300 million share repurchase program authorized by the Company's board of directors in May 2018, and extended in May 2019 for an additional one year term.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances during the three months ended March 31, 2020 and 2019.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	4,683	1,312	(129)	(11,103)	13,954	8,717
Amounts reclassified from AOCI	—	626	—	(955)	(249)	(578)
AOCI at March 31, 2019	$8,312	$(1,237)	$(220)	$(5,440)	$20,723	$22,138

AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	(23,850)	1,330	7	(24,929)	16,384	(31,058)
Amounts reclassified from AOCI	—	—	—	246	(634)	(388)
AOCI at March 31, 2020	$(14,569)	$9,153	$(219)	$(24,544)	$46,401	$16,222

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive loss before reclassifications	(525)	(15,379)	(2,169)	(18,073)
Amounts reclassified from AOCI	—	—	444	444
AOCI at March 31, 2019	$(915)	$(15,979)	$7,919	$(8,975)

AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	33	(32,958)	4,865	(28,060)
Amounts reclassified from AOCI	—	—	(799)	(799)
AOCI at March 31, 2020	$(972)	$(50,871)	$14,725	$(37,118)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2020	2019
Other-than-temporary impairment	$—	$(626)	Other gain (loss), net
Release of cumulative translation adjustments	(246)	955	Other gain (loss), net
Unrealized gain on dedesignated net investment hedges	634	24	Other gain (loss), net
Realized gain on net investment hedges	—	225	Other gain (loss), net

15. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in a consolidated open-end fund sponsored by the Company.

	Three Months Ended March 31,
(In thousands)	2020	2019
Beginning balance	$6,107	$9,385
Contributions	250	—
Distributions and redemptions	(2,647)	(3,366)
Net income (loss)	(548)	1,444
Ending balance	$3,162	$7,463

Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.
The Company's investment in its light industrial portfolio, prior to its sale in December 2019, was made alongside third party limited partners through a joint venture consolidated by the Company. The Company's ownership interest changed over time as result of capital contributions from or redemptions of limited partner interests. Limited partners were admitted or redeemed at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions or redemptions. For the year ended December 31, 2019, the difference between contributions or redemptions and the respective limited partners' share of the joint venture resulted in a net increase to additional paid-in capital of $12.4 million.
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
Issuance of OP Units—The Company issued 21,478,515 OP Units in July 2019 and 612,072 OP Units in December 2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3). There were no OP Units issued in the three months ended March 31, 2020.
Redemption of OP Units—For the year ended December 31, 2019, the Company redeemed 187,995 OP Units, with the issuance of an equal number of shares of class A common stock on a one-for-one basis. There were no OP Units redeemed in the three months ended March 31, 2020.
16. Discontinued Operations
For the three months ended March 31, 2020, discontinued operations represent the results of operations of the bulk industrial portfolio. For the three months ended March 31, 2019, discontinued operations also included results of the light industrial portfolio and management platform in 2019 prior to their sale in December 2019. Discontinued operations in 2019 included (i) direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from the Company's general partner interest in the industrial open-end fund, predominantly carried interest, and compensation related to carried interest sharing, which were previously reported under the investment management segment, prior to the sale of the light industrial business, including the interests of all limited partners in the industrial closed-end and open-end funds.
Income from discontinued operations is presented below.

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues
Property operating income	$5,379	$81,232
Fee income	—	2,472
Interest and other income	17	1,140
Revenues from discontinued operations	5,396	84,844
Expenses
Property operating expense	1,473	22,337
Interest expense	2,406	14,627
Investment and servicing expense	—	530
Depreciation and amortization	633	39,445
Compensation expense—cash and equity-based (1)	82	2,659
Compensation expense—carried interest	—	(221)
Administrative expenses	332	1,629
Expenses from discontinued operations	4,926	81,006
Other income (loss)
Gain on sale of real estate	—	22,848
Other gain, net	4	(8)
Equity method earnings (losses), including carried interest	—	(472)
Income from discontinued operations before income taxes	474	26,206
Income tax benefit	—	87
Income from discontinued operations	474	26,293
Income from discontinued operations attributable to:
Noncontrolling interests in investment entities	170	17,309
Noncontrolling interests in Operating Company	30	545
Income from discontinued operations attributable to Colony Capital, Inc.	$274	$8,439
__________

(1)	Includes equity-based compensation of $0.7 million for the three months ended March 31, 2019.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net loss allocated to common stockholders
Loss from continuing operations	$(404,531)	$(56,448)
(Income) loss from continuing operations attributable to noncontrolling interests	62,098	(26,967)
Loss from continuing operations attributable to Colony Capital, Inc.	(342,433)	(83,415)
Income from discontinued operations attributable to Colony Capital, Inc.	274	8,439
Net loss attributable to Colony Capital, Inc.	(342,159)	(74,976)
Preferred dividends	(19,474)	(27,137)
Net loss attributable to common stockholders	(361,633)	(102,113)
Net income allocated to participating securities	(1,250)	(720)
Net loss allocated to common stockholders—basic	(362,883)	(102,833)
Interest expense attributable to convertible notes (1)	—	—
Net loss allocated to common stockholders—diluted	$(362,883)	$(102,833)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	479,106	478,874
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	479,106	478,874
Basic loss per share
Loss from continuing operations	$(0.76)	$(0.23)
Income from discontinued operations	—	0.02
Net loss attributable to common stockholders per basic common share	$(0.76)	$(0.21)
Diluted loss per share
Loss from continuing operations	$(0.76)	$(0.23)
Income from discontinued operations	—	0.02
Net loss attributable to common stockholders per diluted common share	$(0.76)	$(0.21)
__________

(1)
For both the three months ended March 31, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million of interest expense and 38,112,100 weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 137,900 for the three months ended March 31, 2019 as the effect would be antidilutive. No unvested non-participating restricted shares were outstanding during the three months ended March 31, 2020. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 19) of 1,520,659 and 3,814,300 for the three months ended March 31, 2020 and 2019, respectively.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common stock on a one-for-one basis. At March 31, 2020 and 2019 there were 53,261,100 and 31,355,700 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

18. Fee Income
The Company's real estate investment management platform manages capital on behalf of institutional and retail investors in private funds, traded and non-traded REITs, and other investment vehicles for which the Company earns fee income. For investment vehicles in which the Company co-sponsors with a third party or for which the Company engages a third party sub-advisor, such fee income is shared with the respective co-sponsor or sub-advisor.
Fee income as presented in 2019 excluded management fees from the Company's open-end light industrial fund which was included in income from discontinued operations (Note 16) prior to the sale of the Company's light industrial platform in December 2019.

The Company's fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2020	2019
Institutional funds and other investment vehicles	$30,476	$10,638
Public companies (CLNC, and NRE prior to its sale in September 2019)	8,058	15,106
Non-traded REIT	4,431	5,106
Other	540	178
	$43,505	$31,028
The following table presents the Company's fee income by type:

	Three Months Ended March 31,
(In thousands)	2020	2019
Base management fees ($41,514 and $30,201 from affiliates, respectively)	$41,619	$30,364
Asset management fees ($532 and $635 from affiliates, respectively)	809	635
Other fee income ($1,054 and $14 from affiliates, respectively)	1,077	29
Total fee income	$43,505	$31,028

Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs, and other investment vehicles, calculated as follows:

•
Private Funds and similar investment vehicles—generally (a) 1% per annum of limited partners' net funded capital, or (b) 0.9% to 1.75% per annum of investors' committed capital during commitment or investment period and thereafter, of contributed or invested capital;

•
CLNC—1.5% per annum of CLNC's stockholders' equity (as defined in its management agreement), with a reduction in fee base to reflect CLNC's reduced book value effective in the beginning of the fourth quarter of 2019;

•
Non-Traded REIT—1.5% per annum of most recently published NAV (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, with $2.5 million per quarter paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and

•
NorthStar Realty Europe ("NRE")—prior to termination of the management contract in connection with the sale of NRE on September 30, 2019, a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association NAV ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion.

Asset Management Fees—The Company earns asset management fees from its managed private funds, which represents a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment.
Incentive Fees—The Company may earn incentive fees from CLNC, and prior to its termination, from NRE, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense. There were no incentive fees earned in the three months ended March 31, 2020 and 2019.
Other Fee Income—Other fees include service fees for information technology and operational support services and facilities to portfolio companies, advisory fees, and licensing fee on the Company's proprietary real estate index, a rules-based strategy that invests in common stock of U.S. REITs.
19. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2020, an aggregate 64.1 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2020 PSU Grants	2019 PSU Grants	2018 PSU Grant (4)
Expected volatility of the Company's class A common stock (1)	34.1%	26.2%	29.0%
Expected annual dividend yield (2)	9.3%	8.5% - 8.7%	7.3%
Risk-free rate (per annum) (3)	0.4%	2.2% - 2.4%	2.1%
__________

(1)
Based upon the Company's historical stock volatility or in combination with historical stock volatility of a specified peer group, or a combination of historical volatility and implied volatility on actively traded stock options of a specified peer group.

(2)	Based upon a combination of historical dividend yields and current annualized dividends.

(3)	Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the remaining measurement period of the award as of valuation date.

(4)	Reflects assumptions applied in valuing the award upon modification in February 2019.
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
Equity-based compensation expense, excluding amounts related to the industrial segment in 2019 which is presented as discontinued operations (Note 16), is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Compensation expense (including $283 and $122 amortization of fair value of dividend equivalent rights)	$8,249	$5,914

Changes in the Company’s unvested equity awards are summarized below:

						Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	PSUs (1)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2019	7,641,708	10,000,000	265,784	5,680,195	23,587,687	$3.66	$3.25
Granted	7,676,444	—	42,455	4,324,375	12,043,274	1.64	1.94
Vested	(4,195,879)	—	(36,495)	—	(4,232,374)	—	4.40
Forfeited	(30,948)	—	—	(14,852)	(45,800)	4.53	5.45
Unvested shares and units at March 31, 2020	11,091,325	10,000,000	271,744	9,989,718	31,352,787	2.78	2.55
__________

(1)
Represents the number of PSUs granted, which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $10.1 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $52.8 million, which is expected to be recognized over a weighted average period of 2.2 years.
Awards Granted by Managed Companies
CLNC and NRE, both managed by the Company prior to termination of NRE's management agreement concurrent with the sale of NRE in September 2019, issued restricted stock and performance stock units to the Company and certain of the Company's employees (collectively, "managed company awards"). CLNC awards are primarily restricted stock grants that typically vest over a three-year period, subject to service conditions. NRE awards generally had similar terms as the Company's stock awards, except that the NRE performance stock units measured NRE's stock performance against either an absolute total shareholder return threshold or relative to the performance of a specified market index. Employees were entitled to receive shares of NRE common stock if service conditions and/or market conditions were met. Generally, the Company grants the managed company awards that it receives in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants are made at the discretion of the Company, and the Company may consult with the board of directors or compensation committees of the respective managed companies as to final allocation of awards to its employees.
Managed company awards granted to the Company, pending grant by the Company to its employees, are recognized based upon their fair value at grant date as an equity investment and other liabilities on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company.
Managed company awards granted to employees, either directly or through the Company, are recorded as other asset and other liability, and amortized on a straight-line basis as equity-based compensation expense and as other income, respectively, as the awards vest to the employees. The other asset and other liability associated with managed company awards granted to employees are subject to adjustment to fair value at each reporting period, with changes reflected in equity-based compensation and other income, respectively.
Equity-based compensation recognized related to managed company awards was an expense reversal of $3.4 million and an expense of $2.8 million for the three months ended March 31, 2020 and 2019, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 20). At March 31, 2020, aggregate unrecognized compensation cost for unvested managed company awards of CLNC was $3.2 million, which is expected to be recognized over a weighted average period of 1.6 years.
20. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$36,028	$36,106
Cost reimbursements and recoverable expenses	11,460	14,624
Employees and other affiliates	1,015	750
	$48,503	$51,480
Due to Affiliates
Employees and other affiliates	$34,301	$34,064
	$34,301	$34,064

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

•
Direct costs of personnel dedicated solely to NRE (prior to termination of management agreement concurrent with sale of NRE in September 2019) plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;

•	Costs incurred in performing investment due diligence for NorthStar Healthcare and private funds managed by the Company;

•	Equity awards granted to employees of the Company by CLNC and NRE (prior to termination of the NRE management agreement), which are presented gross as other income and compensation expense (Note 19);

•
Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Digital Colony Manager joint venture prior to the Company's acquisition of DBH in July 2019; and

•	Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, are as follows. Amounts related to NRE pertain to periods prior to its sale in September 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Retail companies	$951	$738
Public companies (CLNC, NRE)	2,500	2,632
Private investment vehicles and other	2,946	3,535
Equity awards of CLNC and NRE (Note 19)	(3,911)	2,940
	$2,486	$9,845

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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2020, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. At March 31, 2020 and December 31, 2019, there were no outstanding advances under the revolving credit facility. In April 2020, the credit facility was drawn for the full amount of $35.0 million.
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
Acquisition of DBH and DataBank—In connection with the acquisition of DBH in July 2019, payment of a portion of the cash consideration was deferred until the expiration of certain customary seller indemnification obligations (Note 3). The deferred consideration of $32.5 million remaining at March 31, 2020 is payable to principals of DBH, including Mr. Ganzi, who became employees or affiliate of the Company post-acquisition.
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
Arrangements with Company-Sponsored Private Funds—The Company co-invests alongside its sponsored private funds through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private funds and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private funds such as financing and administrative costs. Such costs expensed during the three months ended March 31, 2020 and 2019 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of CLNC and NRE—As discussed in Note 19, CLNC and NRE (prior to termination of the NRE management agreement) grant equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At March 31, 2020 and December 31, 2019, such investments in consolidated investment vehicles and general partner entities totaled $6.5 million and $4.0 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman and Chief Executive Officer, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.4 million and $0.2 million for personal flights taken during the three months ended March 31, 2020 and 2019, respectively.
21. Commitments and Contingencies
Contingent Consideration
In connection with a consensual foreclosure of the THL Hotel Portfolio, contingent consideration is payable to a preferred equity holder in an amount up to $13.0 million (Note 12), subject to the Company achieving certain agreed upon returns.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
22. Segment Reporting
The Company's six reportable segments are as follows:

•
Digital Real Estate and Investment Management ("Digital")—The Company's digital segment is composed of balance sheet equity interests in digital infrastructure and real estate; and digital infrastructure and real estate investment management business. For digital investments on our balance sheet, these assets earn rental income from providing use of space and/or capacity in or on our digital assets through long-term leases, services and other agreements. In the digital investment management business, we earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

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

•
Other Equity and Debt—This segment is composed of a diversified group of non-digital real estate and real estate-related debt and equity investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, other real estate equity and debt investments and other real estate related securities, among other holdings. Over time, the Company expects to monetize the bulk of its existing portfolio as it completes its digital evolution.

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

Amounts not allocated to specific segments generally include corporate level cash and corresponding interest income, fixed assets for administrative use, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with certain affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as corporate level transaction costs.
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
Selected Segment Results of Operations
The results of operations of the Company's digital reportable segment is derived from its equity method investments in the DCP fund and its manager beginning in 2018, the DBH investment management business beginning in July 2019 and the DataBank data center business beginning in December 2019.
Beginning in 2020, the industrial segment no longer constitutes a reportable segment. In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the industrial segment. The Company continues to own the bulk industrial assets which remain held for sale. Current and prior period results of the industrial segment and the industrial investment management business which resides in the other investment management segment are presented as discontinued operations on the consolidated statements of operations (Note 16).

The following table presents selected results of operations of the Company's reportable segments.

(In thousands)	Digital	Healthcare	Hospitality	CLNC	Other Equity and Debt	Other Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended March 31, 2020
Total revenues	$64,506	$139,182	$153,526	$—	$121,119	$24,299	$4,881	$507,513
Property operating expenses	16,906	66,567	120,995	—	59,165	—	—	263,633
Interest expense	9,402	39,866	39,789	—	20,588	—	13,768	123,413
Depreciation and amortization	36,633	37,460	36,444	—	22,220	2,591	1,510	136,858
Impairment loss	—	48,532	250,162	—	9,574	79,000	—	387,268
Gain on sale of real estate	—	—	—	—	7,932	—	—	7,932
Equity method earnings (losses)	468	—	—	(10,069)	17,701	107,602	—	115,702
Equity method earnings—carried interest	—	—	—	—	—	(18,411)	—	(18,411)
Income tax benefit (expense)	5,337	130	1,879	—	(1,343)	(14,482)	155	(8,324)
Income (loss) from continuing operations	(19,220)	(64,145)	(295,757)	(10,069)	29,977	18,130	(63,447)	(404,531)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	(3,758)	(48,012)	(241,232)	(9,075)	(1,452)	16,359	(55,263)	(342,433)
Net income attributable to Colony Capital, Inc. from discontinued operations								274
Net income (loss) attributable to Colony Capital, Inc.								$(342,159)

Three Months Ended March 31, 2019
Total revenues	$—	$145,774	$196,615	$—	$162,688	$40,005	$2,977	$548,059
Property operating expenses	—	64,302	136,345	—	70,095	—	—	270,742
Interest expense	—	47,527	42,065	—	31,853	—	13,444	134,889
Depreciation and amortization	—	40,131	36,248	—	24,783	8,669	1,521	111,352
Provision for loan losses	—	—	—	—	3,611	—	—	3,611
Impairment loss	—	—	3,850	—	21,772	—	—	25,622
Gain on sale of real estate	—	—	139	—	29,314	—	—	29,453
Equity method earnings	3,276	—	—	5,513	24,573	701	—	34,063
Equity method earnings—carried interest	—	—	—	—	—	4,896	—	4,896
Income tax benefit (expense)	—	1,874	(836)	—	(2,074)	94	(256)	(1,198)
Income (loss) from continuing operations	3,016	(7,206)	(26,077)	5,513	59,528	17,657	(108,879)	(56,448)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	2,833	(7,462)	(22,981)	5,178	23,889	15,737	(100,609)	(83,415)
Net income attributable to Colony Capital, Inc. from discontinued operations								8,439
Net income (loss) attributable to Colony Capital, Inc.								$(74,976)

Total assets and equity method investments excluding investments held for sale (Note 8) of the reportable segments are summarized as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital	$2,319,640	$116,906	$2,160,402	$47,891
Healthcare	4,758,363	—	4,886,374	—
Hospitality	3,501,146	—	3,789,098	—
CLNC	666,059	666,059	725,443	725,443
Other Equity and Debt	5,518,288	1,071,775	5,749,455	1,070,462
Other Investment Management	792,465	27,842	1,085,234	139,977
Amounts not allocated to segments	1,163,767	3,742	977,505	3,742
Assets held for sale related to discontinued operations	440,334	—	458,673	—
	$19,160,062	$1,886,324	$19,832,184	$1,987,515

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended March 31,
(In thousands)	2020	2019
Total income by geography:
United States	$557,070	$490,915
Europe	44,371	86,258
Other	877	—
Total (1)	$602,318	$577,173

(In thousands)	March 31, 2020	December 31, 2019
Long-lived assets by geography:
United States	$9,599,554	$9,956,282
Europe	1,410,674	1,508,347
Total (2)	$11,010,228	$11,464,629

__________

(1)
Total income includes equity method earnings (loss), and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations are sourced in the United States.

(2)
Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Long-lived assets that are held for sale at March 31, 2020 and December 31, 2019 included $463 million and $522 million located in the United States, respectively, and $266 million and $283 million located in Europe, respectively.

23. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $214 and $1,046	$112,278	$127,948
Cash received for income tax refunds (paid for income taxes), net	(1,272)	19,113
Cash paid for operating leases	7,096	3,438
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(38,822)	$41,789
Net cash provided by (used in) investing activities of discontinued operations	4,534	(1,073,525)
Net cash provided by (used in) financing activities of discontinued operations	(3,886)	973,937

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flows from Investing and Financing Activities
Dividends and distributions payable	$77,228	$83,996
Improvements in operating real estate in accrued and other liabilities	12,282	23,023
Proceeds from loan repayments and asset sales held in escrow	47,702	32,624
Right-of-use assets and operating lease liabilities	2,408	126,810
Contributions receivable from noncontrolling interests	—	113,200
Securities acquired, subject to forward contract deliverable, net of cash collateral	—	90,000
Distributions payable to noncontrolling interests included in other liabilities	—	3,756

24. Subsequent Events
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
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the duration and severity of the current novel coronavirus (COVID-19) pandemic, and its impact on the global market, economic and environmental conditions generally and in the digital and communications technology, healthcare and hospitality real estate, other commercial real estate equity and debt, and investment management sectors;

•
the impact of COVID-19 on the Company's operating cash flows, debt service obligations and covenants, liquidity position and valuations of its real estate investments, as well as the increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect the Company;

•
whether we will successfully execute our strategic transition to become a digital real estate and infrastructure focused company within the timeframe contemplated or at all, and the impact of such transition on the Company's legacy portfolios and assets, including whether such transition will result in significant further impairments to certain of our investments, including healthcare and hospitality assets;

•
our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all, including our ability to obtain forbearances and/or debt modifications on our corporate credit facility and our non-recourse mortgage debt;

•	the Company's ability to complete anticipated monetizations of non-core assets within the timeframe and on the terms contemplated, if at all;

•
the impact of completed or anticipated initiatives related to our strategic shift to the digital industry, including the acquisitions of Digital Bridge Holdings, LLC and an ownership interest in Data Bridge Holdings, LLC, and the formation of certain other investment management platforms, on our company's growth and earnings profile;

•
our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital industry effectively (such as Digital Bridge Holdings, LLC and Data Bridge Holdings, LLC);

•	the impact to our business operations and financial condition of realized or anticipated compensation and administrative cost reductions in connection with corporate restructuring;

•	our ability to redeploy any proceeds received from the sale of our non-digital or other legacy assets within the timeframe and manner contemplated or at all;

•
our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies;

•
CLNC's trading price and its impact on the carrying value of the Company's investment in CLNC, including whether the Company will recognize further other-than-temporary impairments on such CLNC investment;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to grow our business by raising capital for the companies that we manage;

•	our ability to deploy capital into new investments consistent with our digital business strategies, including the earnings profile of such new investments;

•	the impact of adverse conditions affecting a specific asset class in which we have investments;

•	the availability of attractive investment opportunities;

•	our ability to achieve any of the anticipated benefits of certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;

•	our ability to satisfy and manage our capital requirements;

•	our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;

•	the general volatility of the securities markets in which we participate;

•	stability of the capital structure of our healthcare and hospitality portfolios;

•	changes in interest rates and the market value of our assets;

•	interest rate mismatches between our assets and any borrowings used to fund such assets;

•	effects of hedging instruments on our assets;

•	the impact of economic conditions on third parties on which we rely;

•	any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;

•	our levels of leverage;

•	adverse domestic or international economic conditions, including the COVID-19 pandemic, and the impact on the commercial real estate or real-estate related sectors;

•	the impact of legislative, regulatory and competitive changes;

•
actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies, including regulations permitting or requiring forbearance of rent obligations and inhibiting the ability to pursue evictions and obtain late fees from non-paying tenants;

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

•
the performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	our ability to make or maintain distributions to our stockholders; and

•	our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, which is accessible on the SEC's website at www.sec.gov.
Overview
We are a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies. We are headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and have over 400 employees across 21 locations in 12 countries.
We were organized on May 31, 2016 as a Maryland corporation, and were formed through a tri-party merger (the "Merger") among Colony Capital, Inc. ("Colony"), NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. ("NRF").
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its initial taxable year ended December 31, 2017. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2020, we owned 90% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
To execute this vision, the Company combined with Digital Bridge Holdings, LLC (“DBH”) in July 2019. DBH is an investment manager dedicated to digital real estate and infrastructure, managing approximately $14 billion of assets under management (“AUM”) and approximately $7 billion of fee earning equity under management (“FEEUM”) across six separately capitalized and managed portfolio companies and the $4 billion Digital Colony Partners fund (“DCP”). As part of the DBH transaction, Marc C. Ganzi, who co-founded DBH, is slated to become the Chief Executive Officer ("CEO") of the Company effective July 1, 2020 and will lead the Company’s strategic repositioning in becoming the leading platform for digital infrastructure and real estate. Thomas J. Barrack, Jr., the Company's Executive Chairman and CEO, will continue in his position as Executive Chairman. Further, the combination with DBH brings its world-class team of investment professionals and management of the DBH portfolio of high performing assets under the combined Digital Colony franchise.
At March 31, 2020, the Company has approximately $50 billion of assets under management, of which $38 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a 71% interest in a portfolio of 357 healthcare properties, (c) a 94% interest in a portfolio of 157 hospitality properties, (d) a 36.5% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC), and (e) interests in various other equity and debt investments, including general partner (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $18.5 billion of FEEUM, including $8 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments. The Company continues to operate its non-digital business units to maximize cash flows and value over time.
The Company's six reportable segments are as follows:

•
Digital Real Estate and Investment Management ("Digital")—The Company's digital segment is composed of balance sheet equity interests in digital infrastructure and real estate; and digital infrastructure and real estate investment management business. For digital investments on our balance sheet, these assets earn rental income from providing use of space and/or capacity in or on our digital assets through long-term leases, services and other agreements. In the digital investment management business, we earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

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

•
Other Equity and Debt—This segment is composed of a diversified group of non-digital real estate and real estate-related debt and equity investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, other real estate equity and debt investments and other real estate related securities, among other holdings. Over time, the Company expects to monetize the bulk of its existing portfolio as it completes its digital evolution.

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

Effects of COVID-19
At the time of preparation of the first quarter 2020 financial statements, the world is facing a global pandemic, the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. While the Company is transitioning to a digitally-focused strategy that the Company believes is more resilient and better positioned for growth in an increasingly digital reliant economy, currently a significant portion of the Company's assets and revenues continue to be tied to its non-digital real estate business and investments. In particular, the Company's real estate investments in the hospitality, healthcare and retail sectors either have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and healthcare properties which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (see Note 10); flexible lease payment terms sought by tenants in our healthcare and retail properties; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs. As the timing of many of the closures and ensuing economic turmoil did not occur until late in the first quarter of 2020, the effects of COVID-19 on the Company's business, other than hotel properties, were not material and adverse in the first quarter of 2020. However, the Company anticipates more pronounced and material effects on the Company's financial condition and results of operations in future periods, beginning with the second quarter of 2020.
The sharp decline and volatility in equity and debt markets, and the challenges faced by the Company as a result of the economic fallout from COVID-19 have affected valuation of the Company's financial assets carried at fair value, and also represent indicators of potential impairment on certain non-financial assets at the end of the first quarter of 2020. The

Company's consideration and assessment of fair value and impairment are discussed further in the consolidated financial statements in Note 4 on real estate, Note 6 on equity and debt investments, and Note 7 on goodwill.
If a general economic downturn resulting from efforts to contain COVID-19 persists, it could have a prolonged material and negative impact on the Company's financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company at this time, and such estimates may change in the near term, the effects of which could be material.
Proactive Steps to Mitigate the Effects of COVID-19
In response to the disruption from COVID-19, the Company and the board of directors have undertaken a series of proactive steps to mitigate the impact on its assets and business operations, with a principal focus on enhancing the Company’s liquidity and financial flexibility.

•	Corporate Revolver Draw—The Company drew $600 million from its revolving credit facility as a precaution to ensure funds are available to meet its operational needs.

•
Corporate General and Administrative Savings—The Company has identified and began executing a new cost reduction program with over $40 million in annual run-rate cost savings, mostly from headcount and compensation-related cost reductions, which are expected to be implemented during the course of 2020.

•
Suspension of Common Dividend—The Company is suspending the dividend on its class A common stock for the second quarter of 2020 as the board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. If maintained for the balance of the year, the reduction in dividend payments will result in savings of approximately $175 million relative to the prior $0.11 per share quarterly dividend. As the Company continues its pivot to digital infrastructure, the board of directors will evaluate go-forward dividend policy in alignment with an increased emphasis on a ‘total return’ approach, which focuses more on capital appreciation relative to current yield as components of total shareholder return. Based upon the Company’s reforecast, the reduction in dividend is not anticipated to adversely impact the 2020 REIT dividend distribution requirement.

•
Deferred Consideration of Preferred Dividend—The Company's board of directors has elected to defer the declaration of a dividend on its preferred stock until June 30, 2020, subject to its assessment of the effects of COVID-19.

•	Hospitality Operations and Capital Structure—The Company has engaged a third party advisor to evaluate strategic and financial alternatives to maximize the value of its hospitality assets.
Efforts to mitigate the effects of COVID-19 on the Company's healthcare and hospitality business are discussed further in “—Segment Results” below.
Cooperation Agreement with Blackwells Capital
In March 2020, the Company entered into a cooperation agreement with Blackwells Capital LLC ("Blackwells"), a stockholder of the Company. Pursuant to the cooperation agreement, the Company nominated Jeannie Diefenderfer for election to its board of directors (the "Board") at the 2020 Annual Meeting of Stockholders (the “Annual Meeting”) on May 5, 2020, at which Ms. Diefenderfer was elected to the Board. In addition to withdrawing its previously submitted director nominees for election at the Annual Meeting, Blackwells agreed to vote its and its affiliates shares of the Company’s stock in accordance with the Board’s voting recommendations on all proposals (including in favor of the Board’s director nominees), subject to certain limited exceptions, prior to the third anniversary of the agreement. Furthermore, Blackwells agreed to a standstill with respect to the Company until the expiration of the cooperation agreement in March 2030.
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of CLNY common stock. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in the first quarter of 2020. Refer to Note 12 of the consolidated financial statements for further description of the settlement liability.

Developments in 2020
During the three months ended March 31, 2020 and through May 5, 2020, significant developments affecting our business and results of operations included the following, in addition to the effects of COVID-19 as discussed throughout this Quarterly Report.
Dispositions

•	In February 2020, completed the sale of our equity investment in RXR Realty, LLC for proceeds, net of tax, of $179 million.

•	In April 2020, recapitalized an investment in the other equity and debt segment which generated $72.7 million of proceeds and resulted in a gain.
Other

•	Recorded the following impairment charges:

•
$308 million on real estate and related asset group, primarily hotel and healthcare properties to reflect shortened holding periods on the assets and potential effects of COVID-19 on future property operating cash flows; and

•	$79 million on goodwill in the other investment management segment, driven primarily by a decrease in estimated exit value on the CLNC management contract.
Results of Operations
The following table summarizes our results from continuing operations by reportable segment.
Beginning in 2020, the industrial segment no longer constitutes a reportable segment. In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the industrial segment. The Company continues to own the bulk industrial assets which remain held for sale. Current and prior period results of the industrial segment and the industrial investment management business which resides in the other investment management segment are presented as discontinued operations on the consolidated statements of operations (Note 16). Net income attributable to Colony Capital, Inc. from discontinued operations totaled $0.3 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively.

(In thousands)	Total Revenues		Income (Loss) from Continuing Operations		Net Income (Loss) Attributable to Colony Capital, Inc. from Continuing Operations
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Digital	$64,506	$—	$(19,220)	$3,016	$(3,758)	$2,833
Healthcare	139,182	145,774	(64,145)	(7,206)	(48,012)	(7,462)
Hospitality	153,526	196,615	(295,757)	(26,077)	(241,232)	(22,981)
CLNC	—	—	(10,069)	5,513	(9,075)	5,178
Other Equity and Debt	121,119	162,688	29,977	59,528	(1,452)	23,889
Other Investment Management	24,299	40,005	18,130	17,657	16,359	15,737
Amounts not allocated to segments	4,881	2,977	(63,447)	(108,879)	(55,263)	(100,609)
	$507,513	$548,059	$(404,531)	$(56,448)	$(342,433)	$(83,415)

Selected Balance Sheet Data
The following table summarizes key balance sheet data by reportable segment, excluding assets and related liabilities held for sale.

	Real Estate, net		Loans Receivable		Equity and Debt Investments		Debt, net
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020(1)	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Digital	$848,728	$846,393	$—	$—	$200,778	$47,891	$515,831	$539,155
Healthcare	4,324,926	4,433,825	47,590	48,270	—	—	2,885,680	2,910,032
Hospitality	3,294,954	3,544,264	—	—	—	—	2,631,382	2,623,306
CLNC	—	—	—	—	666,059	725,443	—	—
Other Equity and Debt	1,989,449	2,036,036	1,540,837	1,518,058	1,279,540	1,396,752	1,969,639	2,061,101
Other Investment Management	—	—	—	—	27,842	139,977	—	—
Amounts not allocated to segments	—	—	—	—	3,742	3,742	1,450,806	850,314
Total	$10,458,057	$10,860,518	$1,588,427	$1,566,328	$2,177,961	$2,313,805	$9,453,338	$8,983,908
_________

(1)	Carried at fair value upon adoption of fair value option on January 1, 2020.

Consolidated Results of Operations
Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$425,416	$458,898	$(33,482)
Interest income	32,868	46,070	(13,202)
Fee income	43,505	31,028	12,477
Other income	5,724	12,063	(6,339)
Total revenues	507,513	548,059	(40,546)
Expenses
Property operating expense	263,633	270,742	(7,109)
Interest expense	123,413	134,889	(11,476)
Investment and servicing expense	12,178	18,449	(6,271)
Transaction costs	421	2,504	(2,083)
Depreciation and amortization	136,858	111,352	25,506
Provision for loan loss	—	3,611	(3,611)
Impairment loss	387,268	25,622	361,646
Compensation expense—cash and equity-based	53,034	31,517	21,517
Compensation expense—carried interest and incentive fee	(9,181)	1,272	(10,453)
Administrative expenses	32,758	22,694	10,064
Settlement loss	5,090	—	5,090
Total expenses	1,005,472	622,652	382,820
Other income (loss)
Gain on sale of real estate	7,932	29,453	(21,521)
Other loss, net	(3,471)	(49,069)	45,598
Equity method earnings	115,702	34,063	81,639
Equity method earnings (losses)—carried interest	(18,411)	4,896	(23,307)
Loss before income taxes	(396,207)	(55,250)	(340,957)
Income tax expense	(8,324)	(1,198)	(7,126)
Loss from continuing operations	(404,531)	(56,448)	(348,083)
Income from discontinued operations	474	26,293	(25,819)
Net loss	(404,057)	(30,155)	(373,902)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(548)	1,444	(1,992)
Investment entities	(21,749)	49,988	(71,737)
Operating Company	(39,601)	(6,611)	(32,990)
Net loss attributable to Colony Capital, Inc.	(342,159)	(74,976)	(267,183)
Preferred stock dividends	19,474	27,137	(7,663)
Net loss attributable to common stockholders	$(361,633)	$(102,113)	(259,520)

Property Operating Income and Property Operating Expenses

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Property operating income:
Digital	$45,149	$—	$45,149
Healthcare	138,249	144,690	(6,441)
Hospitality	153,496	196,555	(43,059)
Other Equity and Debt	88,522	117,653	(29,131)
	$425,416	$458,898	(33,482)
Property operating expenses:
Digital	$16,906	$—	$16,906
Healthcare	66,567	64,302	2,265
Hospitality	120,995	136,345	(15,350)
Other Equity and Debt	59,165	70,095	(10,930)
	$263,633	$270,742	(7,109)
Digital—Amounts represent income and related operating expenses from our DataBank subsidiary that was acquired in December 2019, primarily in connection with colocation rent and data center services.
Healthcare—Property operating income decreased $6.4 million, driven by sales of net lease properties in 2019. On a same store basis, however, property operating income was largely consistent in the periods under comparison. There was an increase in resident fee income in our senior housing operating portfolio from higher rents beginning the third quarter of 2019 although occupancy had declined, but such increase in income did not fully absorb the corresponding increase in resident service costs, primarily labor costs, due to increased competition. The higher resident fee income was also largely offset by lower rental income from net leased hospitals and skilled nursing facilities that were previously assessed to be uncollectible with contractual rents recognized on a cash basis beginning the second and third quarters of 2019.
Property operating expenses increased $2.3 million or $2.7 million on a same store basis, primarily due to higher resident service costs, as noted above.
Hospitality—Property operating income and expense decreased $43.1 million and $15.4 million, respectively, driven by sales of ten select service hotels in 2019. On a same store basis, property operating income and expense decreased $34.6 million and $8.1 million, respectively. The decrease in income reflects the impact of COVID-19 with significant declines in room demand as average occupancy fell 16% to 59% and revenue per available room or RevPAR fell 18% compared to the same period last year. The corresponding decrease in expenses, however, was less pronounced as operating margins declined, coupled with additional benefits accrued for furloughed employees in March 2020.
Other Equity and Debt—Property operating income and expenses decreased $29.1 million and $10.9 million, respectively, driven by sales of our multi-tenant offices, limited service hotels in our THL Hotel Portfolio and other properties in our European portfolio, as well as the impact of COVID-19 in March 2020 on the operating results of our THL Hotel Portfolio and a hotel in Spain.
Interest Income
Interest income decreased $13.2 million, attributed to loan payoffs and sales in 2019, partially offset by additional loan fundings in 2019.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Institutional funds and other investment vehicles	$30,476	$10,638	$19,838
Public companies (CLNC, NRE prior to its sale in September 2019)	8,058	15,106	(7,048)
Non-traded REITs	4,431	5,106	(675)
Other	540	178	362
	$43,505	$31,028	12,477

Fee income increased $12.5 million resulting from:

•
net increase of $19.8 million in fees from institutional funds and investment vehicles, driven by $20.6 million of fees from DBH (50% of fees from DCP was recognized as equity method income prior to acquisition of DBH) and Colony Latam, which were acquired in July 2019 and April 2019, respectively, partially offset by decreases in fees from liquidating funds;

partially offset by:

•	$3.2 million decrease in fees from Colony Credit due to a lower stockholders' equity fee basis;

•	$3.9 million of fees from NorthStar Realty Europe ("NRE") in 2019 prior to its sale in September 2019; and

•	$0.6 million decrease in fees from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its NAV fee basis effective December 2019.
Other Income
Other income was $6.3 million lower, attributed primarily to reversal of other income in connection with CLNC equity awards that were remeasured at fair value based upon CLNC's stock price at period end, and other income recognized in 2019 in relation to NRE equity awards, with such amounts correspondingly recognized in equity-based compensation, as a gross-up of income and expense (refer to Note 19 to the consolidated financial statements for a description of the accounting treatment of managed company awards). These decreases were partially offset by hotel management fee income from our acquisition of a distressed hotel manager in France in July 2019 within our other equity and debt segment.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital	$9,402	$—	$9,402
Healthcare	39,866	47,527	(7,661)
Hospitality	39,789	42,065	(2,276)
Other Equity and Debt	20,588	31,853	(11,265)
Corporate-level debt	13,768	13,444	324
	$123,413	$134,889	(11,476)
Net decrease in interest expense of $11.5 million is attributable to the following:
Digital—Amount represents interest expense on debt assumed from our DataBank subsidiary acquired in December 2019.
Healthcare—Interest expense was $7.7 million lower as a result of: (i) interest expense recognized in prior year from debt discount that was subsequently written off in connection with a refinancing in June 2019; (ii) effect of decrease in LIBOR on predominantly variable rate debt on healthcare properties; and (iii) debt repayment upon sale of non-core properties in 2019. These decreases were partially offset by amortization of deferred financing costs on the June 2019 refinanced debt.
Hospitality—Interest expense decreased $2.3 million, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio, largely offset by higher interest expense recognized from acceleration of deferred financing costs.
Other Equity and Debt—Interest expense decreased $11.3 million due to debt payoffs, primarily from sale of properties in the THL Hotel Portfolio and multi-tenant offices, and resolution of our European loans.
Investment and Servicing Expense
Investment and servicing costs were $6.3 million lower as the prior year included write-off of receivables from our managed investment company, higher unconsummated deal costs and higher expenses at our THL Hotel Portfolio. The higher costs in the prior year more than offset incremental cost of labor and supplies in our healthcare properties in response to COVID-19 and higher expenses in our European portfolio in the first quarter of 2020.

Depreciation and Amortization
Higher depreciation and amortization expense is attributed to real estate and intangible assets acquired from DataBank in December 2019 and DBH in July 2019, partially offset by non-core properties sold or transferred to held for sale, termination of NRE management contract in September 2019 and write-down of NorthStar Healthcare management contract in December 2019.
Impairment Loss

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Healthcare	$48,532	$—	$48,532
Hospitality	250,162	3,850	246,312
Other Equity and Debt	9,574	21,772	(12,198)
Other Investment Management	79,000	—	79,000
	$387,268	$25,622	361,646

Impairment loss attributable to noncontrolling interests in investment entities	$40,134	$14,151
Impairment loss on real estate and goodwill are discussed further in Notes 4 and 7, respectively, to the consolidated financial statements.
Healthcare—Impairment totaling $48.5 million was recorded on a portfolio of senior housing operating facilities and net leased skilled nursing facilities, based upon potential shortfalls in future operating cash flows, taking into consideration the likelihood of a lease renewal or tenant replacement and the impact of COVID-19, which would heighten the risk of default on the respective non-recourse mortgage debt. A debt default would likely cause a shortened holding period on these properties such that their carrying values may not be recoverable, thereby resulting in a write-down in values.
Hospitality—The impairment loss of $250.2 million arose from a shortened holding period on certain hotel assets, which resulted in a shortfall in future operating cash flows such that the carrying value of these assets would not be recoverable. Prior year impairment of $3.9 million was based upon revised exit prices on properties held for sale.
Other Equity and Debt—Impairment decreased $12.2 million, attributed primarily to higher write-downs in 2019 on properties held for sale in Italy.
Other Investment Management—Goodwill in the other investment management segment was written down by $79.0 million, driven primarily by a reduction in estimated exit value of the CLNC management contract.
Compensation Expense
The table below provides the components of compensation expense:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$48,212	$22,792	$25,420
Equity-based compensation	8,249	5,914	2,335
Incentive and carried interest compensation	(9,181)	1,272	(10,453)
	47,280	29,978	17,302
Compensation grossed up in income and expense
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	(3,427)	2,811	(6,238)
Total compensation expense	$43,853	$32,789	11,064
Total compensation expense increased $11.1 million, which can be attributed to additional compensation cost from our acquisitions of DBH and a distressed hotel manager in July 2019, and DataBank in December 2019. These increases were partially offset by a decrease in compensation cost following the sale of NRE in September 2019 and our industrial business in December 2019, and reversals in carried interest compensation and equity-based compensation on CLNC awards (refer to discussion in Other Income).
Administrative Expense
Administrative expense was $10.1 million higher, largely attributable to higher professional service costs and additional expenses in connection with businesses acquired in 2019.

Settlement Loss
Amount represents fair value of the settlement arrangement with Blackwells, including reimbursement of legal costs. Refer to additional discussion in Note 12 to the consolidated financial statements.
Gain on Sale of Real Estate
There were higher gains in 2019, primarily from sales of our European properties and U.S. multi-tenant office buildings.
Equity Method Earnings (Losses)

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Digital	$468	$3,276	$(2,808)
CLNC	(10,069)	5,513	(15,582)
Other Equity and Debt	17,701	24,573	(6,872)
Other Investment Management (including carried interest reversal of $18,411 and income of $4,896)	89,191	5,597	83,594
	$97,291	$38,959	58,332
Digital—Amounts represent net earnings from interest in our sponsored DCP fund and through July 2019, its manager, Digital Colony Manager, prior to its consolidation upon acquisition of DBH.
CLNC—Our share of net loss from CLNC was $10.1 million, inclusive of an adjustment of $19.2 million to reduce the basis difference allocated to non-strategic assets resolved during the first quarter of 2020 (see Note 6 to the consolidated financial statements), compared to net income of $5.5 million in prior year. The net loss resulted primarily from loan loss provision and unrealized losses on investments carried at fair value, largely due to the impact of COVID-19.
Other Equity and Debt—Equity method earnings decreased $6.9 million, resulting primarily from our share of fair value losses from underlying investments held by investees and loss of earnings from repayments of our preferred equity investments and sales of investments in 2019. These decreases were partially offset by income from additional ADC loan disbursements and higher impairment recorded on an equity method investee in prior year.
Other Investment Management—Equity method income increased $83.6 million as we recorded a $106.1 million gain from sale of our equity investment in RXR Realty in February 2020, which was partially offset by a reversal of unrealized carried interest allocation.
Other Loss, Net
Other losses, net, was $3.5 million compared to $49.1 million in prior year.
The first quarter of 2019 included unrealized loss of $59.2 million on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing on certain healthcare mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019. This loss was partially offset by mainly fair value gains on equity and debt securities of consolidated funds, and remeasurement gain on a GBP denominated loan receivable in our healthcare segment in 2019; all of which recorded losses in 2020 as a result of the financial market distress in March 2020 and appreciation of the USD.
Income Tax Expense
Income tax expense was $7.1 million higher, driven primarily by tax liability on the gain from sale of our equity investment in RXR Realty in February 2020, which was partially offset by deferred tax benefit in connection with our DataBank subsidiary acquired in December 2019.
Income from Discontinued Operations
Discontinued operations represent the results of operations of the bulk industrial portfolio in 2020 and additionally, the light industrial portfolio and management platform in 2019 prior to their sale in December 2019. Refer to Note 16 to the consolidated financial statements.

Assets Under Management ("AUM") and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our third party AUM and FEEUM in connection with (i) our digital investment management business residing in the digital segment; and (ii) our other investment management segment.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Digital segment
Other Investment Vehicles	Digital real estate and infrastructure	Earns base management fees and service fees; potential for carried interest from DCP	$20.1	$13.5	$7.7	$6.8
Other Investment Management segment
Institutional funds	Credit funds, opportunistic funds, value-add funds and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	8.8	8.5	5.7	5.6
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.4	1.2	1.2
	CC Real Estate Income Fund (3)
Public Companies	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.4	3.5	2.2	2.2
		Earns base management fees and potential for incentive fees
Non-wholly owned real estate investment management platform	Joint venture investments in co-sponsored investment vehicles and third party asset managers	Earns share of earnings from equity method investments.
		Others include investments in RXR Realty (27% interest in a real estate investor, developer and asset manager, sold in February 2020), AHI (43% interest in a healthcare asset manager and sponsor of non-traded vehicles) and Alpine (49% interest in energy investment management platform)	1.8	7.4	1.7	3.6
Subtotal - Other Investment Management segment			17.4	22.8	10.8	12.6
Total Company			$37.5	$36.3	$18.5	$19.4
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
Third party FEEUM decreased $0.9 billion to $18.5 billion.

•
In February 2020, DCP closed on its acquisition of Zayo Group Holdings, Inc. (NYSE: ZAYO), a provider of bandwidth infrastructure services in the United States and Europe, which added $0.7 billion FEEUM in our digital segment.

•	Our other investment management segment, however, saw a decrease of $1.8 billion FEEUM driven by the sale of our interest in a third party real estate asset manager, RXR Realty, in February 2020.
Segments
The following discussion summarizes key information on our reportable segments.

Digital Real Estate and Investment Management ("Digital")
Our digital segment is composed of the following as of March 31, 2020:

•
Digital real estate—A 20% controlling interest in DataBank, acquired in December 2019. DataBank is a leading provider of enterprise-class data centers, connectivity and managed services. DataBank owns seven data centers and have leasehold interests in 12 data centers, operating in nine U.S. markets. This is our inaugural direct balance sheet investment in digital real estate and represents our first step in investing in the edge/colocation data center sector, which will support future growth opportunities through potential add-on acquisitions and greenfield edge data center developments. We earn rental and service income from providing use of space and/or capacity in our digital assets through long-term contracts and related service orders.

•
Digital investment management—DBH investment management business, acquired in July 2019, which currently manages DCP and six digital real estate portfolio companies, including DataBank. At March 31, 2020, our digital real estate FEEUM totaled $8 billion. Investment management products may include investment vehicles for co-investment partnerships and other managed assets, and digital credit and liquid securities products in the future. We earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

•
Digital equity investments—DCP, our first sponsored digital real estate and infrastructure fund, which had its final closing in May 2019; and interests in existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector. DCP has total commitments of $4.06 billion, including our $250 million commitment, of which we have funded $115 million through March 31, 2020, with an additional $44 million funded through DCP's revolving credit facility. As of May 5, 2020, DCP has called 73% of commitments, and is invested in ten geographically diversified portfolio companies across North America, South America, and Europe, composed of the digital infrastructure ecosystem of cell towers, data centers, small cells and fiber networks.

Digital is a new segment for the Company effective the fourth quarter of 2019, and is where we expect substantial growth to take place, both in terms of the balance sheet and investment management through (a) further investment of capital into digital real estate and infrastructure assets and GP co-investments and (b) net inflows of third-party capital into digital-related investment strategies sponsored by the Company.
Balance Sheet
The following table presents key balance sheet data of our digital segment:

(In thousands)	March 31, 2020	December 31, 2019
Real estate held for investment	$848,728	$846,393
Deferred leasing costs and identifiable intangibles, net (excluding goodwill)
Lease intangibles, customer relationships and trade name	181,085	195,291
Investment management intangibles	156,315	162,878
Equity investments	200,778	47,891
Secured debt	515,831	539,155
The increase in equity investments reflect additional funding in DCP, and interests in existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector effective March 31, 2020.

Operating Performance
Results of operations of our digital segment are as follows.

(In thousands)	Total Revenues (1)		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Digital real estate	$45,167	$—	$(18,295)	$—	$(3,792)	$—
Digital investment management	19,179	—	2,110	2,981	2,521	2,800
Digital equity investments	160	—	(3,035)	35	(2,487)	33
Total	$64,506	$—	$(19,220)	$3,016	$(3,758)	$2,833
_________

(1)	Prior to the acquisition of DBH in July 2019, our interest in the digital segment comprised only equity method investments and earnings.
Revenues from our digital segment in 2020 represent primarily property operating income from DataBank, acquired in December 2019, and fee income from DBH, acquired in July 2019. The above net loss from our DataBank business includes the effect of interest expense from debt financing, and depreciation and amortization expense. Operating results of DataBank excluding these effects is presented below as earnings before interest, tax and depreciation for real estate ("EBITDAre").
In 2020, our results also included unrealized fair value losses on equity securities of a legacy Colony consolidated fund that was transferred to the digital segment, with such losses resulting from a decline in value across equity markets in March 2020. On the other hand, in 2019, our digital segment generated equity method earnings from our 50% interest in Digital Colony Manager prior to its consolidation upon acquisition of DBH. Our share of results from our investment in DCP to date has not been material as the fund continues to ramp up its investing activities.
Earnings Before Interest, Tax and Depreciation for Real Estate
EBITDAre generated by our digital real estate business, which currently consists solely of DataBank, is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures."

Digital Real Estate
(In thousands)	Three Months Ended March 31, 2020
Total revenues	$45,167
Property operating expenses	(16,906)
Transaction, investment and servicing costs	(197)
Compensation and administrative expense	(12,656)
EBITDAre—Digital real estate	$15,408
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
We own between 69.6% and 81.3% of the various portfolios within our healthcare segment. Based upon our equity balance across all portfolios at March 31, 2020, we have an overall interest of 71% in our healthcare segment.
Portfolio Overview
Our healthcare portfolio is located across 32 states domestically and in the United Kingdom (representing 15% of our portfolio based upon NOI for the first quarter of 2020).

The following table presents key balance sheet data of our healthcare segment:

(In thousands)	March 31, 2020	December 31, 2019
Real estate
Held for investment	$4,324,926	$4,433,825
Held for sale	51,128	57,664
Debt	2,885,680	2,910,032
The following table presents selected operating metrics of our healthcare segment:

	Number of Properties(2)	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
March 31, 2020
Senior housing—operating	83	6,388 units	85.3%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.5
Net lease—senior housing	71	4,039 units	79.9%	11.1
Net lease—skilled nursing facilities	88	10,458 beds	79.9%	5.5
Net lease—hospitals	9	456 beds	64.8%	10.1
Total	357
December 31, 2019
Senior housing—operating	83	6,388 units	86.5%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.8
Net lease—senior housing	71	4,039 units	80.7%	11.5
Net lease—skilled nursing facilities	89	10,601 beds	82.7%	5.8
Net lease—hospitals	9	456 beds	58.0%	5.5
Total	358
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

Held for Sale and Dispositions
We sold a portfolio of net lease skilled nursing facilities totaling 143 beds and a land parcel in the first quarter of 2020 in our effort to monetize non-core assets in our healthcare segment. We received gross proceeds of $7.5 million, from which we paid off $6.5 million of associated debt.
At March 31, 2020, real estate properties with aggregate carrying value of $51.1 million were held for sale, comprising one portfolio of net lease skilled nursing facilities totaling 766 beds that were encumbered with $45.3 million of debt.
Financing
At March 31, 2020, our healthcare portfolio was financed by $2.93 billion of outstanding debt principal, of which $0.4 billion was fixed and $2.52 billion was variable rate debt, bearing a combined weighted average interest rate of 4.56%.
Operating Performance
Results of operations of our healthcare segment are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Total revenues	$139,182	$145,774	$(6,592)
Net loss	(64,145)	(7,206)	(56,939)
Net loss attributable to Colony Capital, Inc.	(48,012)	(7,462)	(40,550)
Operating results at the property level are discussed under NOI below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our healthcare portfolio. While there was a loss of revenue from sales of net leased properties in 2019 and operating profits declined as discussed below, the significantly higher net loss was driven primarily by $48.5 million of real estate impairment, as discussed in "—Results of Operations."
Net Operating Income
NOI generated by our healthcare segment, in total and by portfolio, are as follows. NOI is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2020	2019
Total revenues	$139,182	$145,774
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(3,966)	(5,227)
Interest income	(27)	—
Property operating expenses (1)	(66,567)	(64,302)
NOI—Healthcare	$68,622	$76,245
__________

(1)	Fees paid to third parties for property management are included in property operating expenses.

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Senior housing—operating	$16,853	$17,335	$(482)	(2.8)%
Medical office buildings	12,991	12,424	567	4.6%
Net lease—senior housing	14,304	15,379	(1,075)	(7.0)%
Net lease—skilled nursing facilities	22,523	25,744	(3,221)	(12.5)%
Net lease—hospitals	1,951	5,363	(3,412)	(63.6)%
NOI—Healthcare	$68,622	$76,245	(7,623)	(10.0)%
NOI decreased $7.6 million, of which $5.9 million resulted from the sales of net lease properties in 2019. The remaining decrease in NOI can be attributed to lower rental income from net leased hospitals and skilled nursing facilities that were previously deemed to be uncollectible, with contractual rents recognized on a cash basis beginning the second and third quarters of 2019. Additionally, NOI on our senior housing operating portfolio decreased as higher resident service costs, primarily labor costs, were not fully absorbed through higher rents as occupancy declined due to increased competition. These decreases were partially offset by higher NOI in our medical office building portfolio which had higher rent concessions in the prior year.
Effects of COVID-19 on our Healthcare Segment
Our first priority has been, and continues to be, the health and safety of the residents and staff at our communities. We remain focused on supporting our operating partners during this challenging time. Concurrently, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our healthcare business.
At this time, we understand from our operators and managers that our communities as a whole are experiencing a moderate level of confirmed COVID-19 cases. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of COVID-19.
The effect of COVID-19 varies by asset class in the Company's healthcare portfolio. Specifically, efforts to address COVID-19 have forced temporary closures of medical offices, restricted the admission of new residents to senior housing and skilled nursing facilities, and caused incurrence of unanticipated costs and other business disruptions to the Company's healthcare properties. The Company will be directly impacted by these factors in its RIDEA assets, and indirectly impacted in its net leased assets as these factors influence tenants’ ability to pay rent.

•
Beginning in April 2020, some tenants have failed to make rent payments, and some have sought more flexible payment terms as a result of the COVID-19 crisis. Local governments in certain jurisdictions are also implementing programs that permit or require the forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case by case basis to evaluate and respond to the current environment.

•
We anticipate a decline in future occupancy in our senior housing and skilled nursing facilities as a result of statutory or self-imposed restrictions on admission of new residents into our communities in an effort to contain

COVID-19. Additionally, there is an increased risk of resident and staff illness and resident move-outs, particularly in communities which have experienced infections.

•
Operating costs have begun to rise as our healthcare operators take action to protect their residents and staff, specifically higher labor costs, as well as higher usage and cost of personal protective equipment, and medical and sanitation supplies. We expect these incremental costs to increase further in the second quarter of 2020.

The challenges faced by our healthcare operators and our tenants as a result of COVID-19 will put pressure on future revenues and operating margins in our healthcare segment.
As necessary, we will engage in discussions with our lenders on the deferral of payment obligations, forbearance, and/or waiver of non-payment defaults for any potential failure in the future to satisfy certain financial or other covenants.
Given the ongoing nature of the pandemic, the extent of the financial impact and how prolonged the impact would be to our healthcare business is uncertain at this time, and largely dependent on the duration and severity of the effects of COVID-19.
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
We own between 89.7% and 100% of the various portfolios within our hospitality segment. Based upon our equity balance across all portfolios at March 31, 2020, we have an overall interest of 94% in our hospitality segment.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations in California (28.4%), Texas (17.2%) and Florida (13.9%), based upon NOI before FF&E Reserve for the first quarter of 2019.
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	March 31, 2020	December 31, 2019
Real estate
Held for investment	$3,294,954	$3,544,264
Held for sale	16,173	16,155
Debt	2,631,382	2,623,306
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at March 31, 2020, based upon the number of rooms, is as follows:

Brands	% by Rooms
Marriott	78%
Hilton	16%
Hyatt	4%
Intercontinental	2%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	March 31,		Three Months Ended March 31,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)
2020
Select service	87	11,737	54.7%	$125	$68
Extended stay	66	7,936	64.8%	124	80
Full service	4	966	55.6%	175	97
Total	157	20,639	58.6%	127	74
2019
Select service	97	13,194	67.1%	$126	$84
Extended stay	66	7,936	74.1%	130	96
Full service	4	966	70.0%	171	120
Total	167	22,096	69.7%	129	90
_________

(1)	Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Held for Sale
At March 31, 2020, one 120-room select service hotel with a carrying value of $16.2 million was held for sale, financed with $15.0 million of debt.
Financing
At March 31, 2020, our hotel portfolio was financed by $2.67 billion of predominantly variable rate debt, bearing a weighted average interest rate of 4.11%. Refer to further discussion below on the effects of COVID-19.
Operating Performance
Results of operations of our hospitality segment are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Total revenues	$153,526	$196,615	$(43,089)
Net loss	(295,757)	(26,077)	(269,680)
Net loss attributable to Colony Capital, Inc.	(241,232)	(22,981)	(218,251)
Operating results at the property level are discussed under NOI before FF&E Reserve below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our hotel portfolio, which are discussed in "—Results of Operations."
The higher net loss resulted from a $250 million impairment charge due to a shortened holding period on certain hotel assets; and to a lesser extent, also reflects the effects of COVID-19 on operating performance.
Net Operating Income before Reserves for Furniture, Fixtures and Equipment ("NOI before FF&E Reserve")
NOI before FF&E Reserve for our hospitality segment, in total and by type, are as follows, and is reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2020	2019
Total revenues	$153,526	$196,615
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	314	310
Property operating expenses (1)	(120,995)	(136,345)
NOI before FF&E Reserve—Hospitality	$32,845	$60,580
__________

(1)	Fees paid to third parties for hotel management are included in property operating expenses.

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Select service	$15,767	$34,181	$(18,414)	(53.9)%
Extended stay	15,388	22,847	(7,459)	(32.6)%
Full service	1,690	3,552	(1,862)	(52.4)%
NOI before FF&E Reserve—Hospitality	$32,845	$60,580	$(27,735)	(45.8)%
NOI before FF&E Reserve decreased $27.7 million, of which $1.2 million is attributed to the sales of ten select service properties in 2019. The decrease otherwise reflects the impact of COVID-19, with significant declines in room demand as average occupancy fell 16% to 59% and RevPAR fell 18% compared to the same period last year. The decrease in NOI before FF&E Reserve was further exacerbated by a decline in operating margins, coupled with additional benefits accrued for furloughed employees in March 2020.
Efforts to Mitigate Effects of COVID-19 on our Hospitality Segment and THL Hotel Portfolio in Other Equity and Debt Segment
Through the date of this filing, all except for one of our hotels are operating, but at significantly reduced levels; however, we may determine or be required to temporarily suspend operations at some or all of our hotels in the future.
Operating Performance
The fallout from COVID-19 began to negatively affect room demand and occupancy in March 2020 and we expect the impact on our revenues and operating cash flows will be even more significant in future periods beginning April 2020.
Same store occupancy for our hospitality segment and the THL Hotel Portfolio was 41.4% and 44.7%, respectively, for the month of March 2020 compared to 77.1% and 73.0%, respectively, for the month of March 2019.
Liquidity
In order to conserve capital and improve liquidity:

•
We have taken various steps to minimize operating expenses, including reduction of services, closure of amenities and floor spaces, and keeping only essential resources on the ground, with our hotel operators having furloughed a substantial number of personnel.

•
We will be deferring all non-essential capital expenditures in 2020 of approximately $85 million for our hospitality segment and $10 million for our THL Hotel Portfolio, which will provide notable cost savings in the near term.

•
We did not make the April 2020 and/or May 2020 debt service payment on a combined $3.16 billion of outstanding principal in our hospitality segment and the THL Hotel Portfolio. In May 2020, the Company received a notice of acceleration with respect to $780.0 million of defaulted debt in the hospitality segment. We are in active negotiations with the respective lenders to seek various relief, including executing or extending interest forbearance, temporary use of FF&E and other capital expenditure reserves ($58.0 million in our hospitality segment and $2.2 million in the THL Hotel Portfolio as of March 31, 2020) to fund interest payments and hotel operations, and execution of debt modifications, including extension of upcoming maturities in 2020, or seek other accommodations. The remaining $346.7 million of debt principal in our hospitality segment was not in default. There can be no assurance that the Company will be successful in any of the negotiations with its lenders.

Due to uncertainties as to the duration and severity of the economic fallout from COVID-19, at this time, we are unable to estimate with any meaningful precision the extent of the economic and financial impact of COVID-19 to our hospitality business and operations, and how prolonged the impact would be. We cannot predict when business will return to normal levels when the effects of COVID-19 subside.
Colony Credit Real Estate, Inc.
At March 31, 2020, we have a 36.5% interest (on a fully diluted basis) in CLNC with a carrying value of $666.1 million. Our carrying value in CLNC decreased $59.4 million in the first quarter of 2020, resulting primarily from dividends received, as well as our share of CLNC's loan loss provisions and unrealized losses on investments carried at fair value. Our share of net loss from CLNC was $10.1 million, inclusive of an adjustment of $19.2 million to reduce the basis difference allocated to non-strategic assets resolved during the first quarter of 2020 (see Note 6 to the consolidated financial statements).

Other-Than-Temporary Impairment Assessment
At March 31, 2020, the carrying value of the Company's investment in CLNC of $666.1 million was in excess of its fair value of $188.9 million based upon the closing stock price of CLNC at $3.94 per share on March 31, 2020.
The Company determined that its investment in CLNC as of March 31, 2020 was not other-than-temporarily impaired. There was a notable decrease in CLNC's stock price in March 2020, which was reflective of the significant volatility in equity markets and significant decline in equity prices as a whole in response to the COVID-19 crisis. There was no large disparity, however, between the Company's carrying value in CLNC and CLNC's internal estimated NAV as of March 31, 2020. The Company believes that, over the long term, the equity markets at large as well as CLNC's stock will not sustain the losses experienced in March 2020. The Company considered that at this time, it has both the intent and the ability to hold its investment in CLNC for a period of time that it believes would be sufficient to allow for an anticipated recovery in market value. Given the uncertainty over how prolonged the economic fallout from COVID-19 will affect financial markets and global economies, the Company will continue to reassess the recoverability of its investment in CLNC as circumstances evolve, which may result in the recognition of an other-than-temporary impairment in the future.
CLNC Business Update
Michael J. Mazzei was appointed Chief Executive Officer and President of CLNC effective April 1, 2020. Mr. Mazzei brings 35 years of experience, knowledge of navigating through cycles, and strong executive leadership in the commercial real estate finance and mortgage REIT business.
In an effort to conserve available liquidity, CLNC has suspended its monthly stock dividend beginning April 2020, a move that is in line with other mortgage REITs.
Other Equity and Debt
This segment is composed of a diversified group of non-digital real estate and real estate-related debt and equity investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, other real estate equity and debt investments and other real estate related securities, among other holdings.
Over time, the Company expects to monetize the bulk of its existing portfolio as it completes its digital evolution.
Investments and financing in our other equity and debt portfolio are summarized below:

(In thousands)	March 31, 2020	December 31, 2019
Real estate
Held for investment	$1,989,449	$2,036,036
Held for sale	286,112	353,724
Equity and debt investments
Limited partnership interests in our sponsored and co-sponsored funds	58,449	63,102
Other equity investments (1)	1,164,393	1,276,059
CRE debt securities	56,698	57,591
Loans receivable (2)	1,540,837	1,518,058
Debt (3)	1,969,639	2,061,101
_________

(1)	Significant investments include acquisition, development and construction loans ($532.7 million) and preferred equity investments ($138.4 million).

(2)	Carried at fair value upon adoption of fair value option on January 1, 2020.

(3)	Includes debt carrying value of $164.3 million related to real estate held for sale.
Our other equity and debt segment generated the following results of operations:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Total revenues	$121,119	$162,688	$(41,569)
Net income	29,977	59,528	(29,551)
Net income (loss) attributable to Colony Capital, Inc.	(1,452)	23,889	(25,341)
Net income has decreased over time as we continued to monetize our other equity and debt portfolio in 2019, and also reflects the impact of COVID-19 in March 2020 on the operating results of our THL Hotel Portfolio, as discussed in

"—Results of Operations." We recorded net loss attributable to the Company in the first quarter of 2020 as a result of disproportionate allocation of net income to noncontrolling interests at the investment level.
Generally, in 2020, we expect a slower pace of dispositions given the current global economic downturn resulting from efforts to contain COVID-19; nevertheless, we do intend to accelerate the sale of these non-core assets where reasonable values can be attained.
Most recently, in April 2020, we recapitalized an investment in the other equity and debt segment which generated $72.7 million of proceeds and resulted in a gain.
In terms of the effects of COVID-19, the impact has been significant to the THL Hotel Portfolio in our other equity and debt segment, as discussed within the Hospitality segment above.
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
As part of the Company’s ongoing transition and rotation to an investment management and operating business focused on digital real estate and infrastructure, the Company continues to pivot away from certain of its legacy investment management business. In light of the current economic conditions, the Company has postponed any decision on a disposition of its management contract with CLNC until such time that market conditions improve. Further, with respect to the other non-digital investment management business, the Company is exploring all potential opportunities to maximize value of the credit and opportunity fund investment management business, while minimizing balance sheet capital commitments, including, but not limited to, joint ventures with third party capital providers, sales and/or realignment of operational management.
Balance Sheet
Equity investments on the balance sheet of our other investment management segment totaling $27.8 million at March 31, 2020 and $140.0 million at December 31, 2019 generally consist of our general partner and co-general partner interests in non-digital investment vehicles we sponsor or co-sponsor, and included unrealized carried interest of $3.3 million and $21.9 million, respectively, as well as interests in other real estate asset managers.
Performance
Results of operations of our other investment management segment are as follows.

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Total revenues (1)	$24,299	$40,005	$(15,706)
Net income	18,130	19,796	(1,666)
Net income attributable to Colony Capital, Inc.	16,359	17,748	(1,389)
__________

(1)
Includes cost reimbursement income from CLNC, NRE (prior to its sale in September 2019) and retail companies of $3.5 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively, which are recorded gross as income and expense in the results of operations.

Net income decreased $1.7 million. We recognized a $96.9 million gain, net of tax, from the sale of our equity investment in RXR Realty in February 2020; however, this was largely offset by $79.0 million of goodwill impairment, and a reversal of $9.2 million carried interest allocation, net of compensation, and $6.5 million decrease in fee income, as discussed further in "—Results of Operations."
Non-GAAP Supplemental Financial Measures
The Company reports funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. The Company also reports EBITDAre for the digital real estate segment, NOI for the healthcare segment and NOI Before FF&E Reserve for the hospitality segment, which are supplemental non-GAAP financial measures widely used in the equity REIT industry. These non-GAAP measures should not be considered alternatives to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO, EBITDAre and NOI may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss calculated in accordance with GAAP, excluding (i) extraordinary items, as defined by GAAP; (ii) gains and losses from sales of depreciable real estate; (iii) impairment write-downs associated with depreciable real estate; and (iv) gains and losses from a change in control in connection with interests in depreciable real estate or in-substance real estate; plus (v) real estate-related depreciation and amortization; and (vi) including similar adjustments for equity method investments. Included in FFO are gains and losses from sales of assets which are not depreciable real estate such as loans receivable, equity method investments, and equity and debt securities, as applicable.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values fluctuate with market conditions, management considers FFO an appropriate supplemental performance measure by excluding historical cost depreciation, gains related to sales of previously depreciated real estate, and impairment of previously depreciated real estate which is an early recognition of loss on sale.
The following table presents a reconciliation of net income attributable to common stockholders to FFO attributable to common interests in Operating Company and common stockholders. Amounts in the table include our share of activity in unconsolidated ventures.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss attributable to common stockholders	$(361,633)	$(102,113)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(39,601)	(6,611)
Real estate depreciation and amortization	130,523	154,402
Impairment of real estate	308,268	25,622
Gain on sales of real estate	(7,933)	(55,234)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(82,329)	(35,274)
FFO attributable to common interests in Operating Company and common stockholders	$(52,705)	$(19,208)
__________

(1)
For the three months ended March 31, 2020 and 2019, adjustments attributable to noncontrolling interests in investment entities include $47.7 million and $51.8 million of real estate depreciation and amortization, $40.1 million and $14.2 million of impairment of real estate, offset by $5.5 million and $30.7 million of gain on sales of real estate, respectively.

EBITDAre
We calculate EBITDAre for our digital real estate segment in accordance with standards established by NAREIT, which defines EBITDAre as net income or loss calculated in accordance with GAAP, excluding (i) interest expense; (ii) income tax benefit (expense); (iii) depreciation and amortization; (iv) gains on disposition of depreciated real estate, including gains or losses on change of control; (v) impairment write-downs of depreciated real estate and of investments in unconsolidated affiliates caused by a decrease in value of depreciated real estate in the affiliate; and (vi) including similar adjustments for equity method investments to reflect the Company's share of EBITDAre of unconsolidated affiliates
EBITDAre represents a widely known supplemental measure of performance, EBITDA, but for real estate entities, which we believe is particularly helpful for generalist investors in REITs. EBITDAre depicts the operating performance of a real estate business independent of its capital structure, leverage and noncash items, which allows for comparability across real estate entities with different capital structure, tax rates and depreciation or amortization policies. Additionally, exclusion of gains on disposition and impairment of depreciated real estate, similar to FFO, also provides a reflection of on-going operating performance and allows for period-over-period comparability.
As with other non-GAAP measures, the usefulness of EBITDAre may be limited. For example, EBITDAre focuses on profitability from operations, and does not take into account financing costs, and capital expenditures needed to maintain operating real estate.
NOI
NOI for our healthcare and hospitality segments represent total property and related income less property operating expenses, adjusted primarily for the effects of (i) straight-line rental income adjustments; and (ii) amortization of acquired above- and below-market lease adjustments to rental income, where applicable. For our hospitality segment, NOI does not reflect the reserve contributions to fund certain capital expenditures, repair, replacement and refurbishment of furniture, fixtures, and equipment, based on a percentage of revenues, typically 4% to 5%, that is required under certain debt agreements and/or franchise and brand-managed hotel agreements.
We believe that NOI is a useful measure of operating performance of our healthcare and hospitality portfolios as it is more closely linked to the direct results of operations at the property level. NOI also reflects actual rents received during the period after adjusting for the effects of straight-line rents and amortization of above- and below-market leases; therefore, a comparison of NOI across periods better reflects the trend in occupancy rates and rental rates at our properties.
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

The following tables present reconciliations of net loss of the digital real estate segment to EBITDAre, and net loss of the healthcare and hospitality segments to NOI.

	Digital Real Estate	Healthcare		Hospitality (1)
	Three Months Ended March 31, 2020	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)		2020	2019	2020	2019
Net loss	$(18,295)	$(64,145)	$(7,206)	$(295,757)	$(26,077)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	—	(3,966)	(5,227)	314	310
Interest income	—	(27)	—	—	—
Interest expense	9,402	39,866	47,527	39,789	42,065
Transaction, investment and servicing costs	—	2,898	3,108	1,421	1,584
Depreciation and amortization	30,031	37,460	40,131	36,444	36,248
Impairment loss	—	48,532	—	250,162	3,850
Compensation and administrative expense	—	2,483	1,653	2,507	1,904
Gain on sale of real estate	—	—	—	—	(139)
Other (gain) loss, net	—	5,651	(1,867)	(156)	(1)
Income tax (benefit) expense	(5,730)	(130)	(1,874)	(1,879)	836
EBITDAre / NOI / NOI before FF&E Reserve	$15,408	$68,622	$76,245	$32,845	$60,580
__________

(1)	NOI for the hospitality segment excludes FF&E Reserve which is determined based on a percentage of revenues.
Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target digital assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our traditional commercial real estate and digital real estate investments;

•	distributions to our common and preferred stockholders;

•	acquisitions of common stock under our common stock repurchase program and potentially other corporate securities; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	cash flow generated from our investments, both from operations and return of capital;

•	fees received from our investment management business, including incentive payments and carried interest;

•	proceeds from full or partial realization of investments and/or businesses;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party capital commitments of sponsored investment vehicles.
Distribution requirements imposed on us to qualify as a REIT generally require that we distribute to our stockholders 90% of our taxable income, which constrains our ability to accumulate operating cash flows.
Through the date of this filing, our liquidity position was approximately $1.0 billion, including the $600 million drawn under our revolving credit facility.

In order to mitigate the effects of COVID-19 on the Company's legacy business, we are taking various steps with a principal focus on enhancing the Company’s liquidity and financial flexibility, as discussed in “—Business” above.
While the Company is currently in compliance with the debt covenants under its corporate credit facility and anticipates having sufficient liquidity to meet its operational needs, general concerns over credit and liquidity continue to permeate the financial markets in an economic downturn environment. The Company continues to evaluate opportunities to address near-term maturities and enhance its long-term capital structure and liquidity profile including, but not limited to, asset sales and re-financings, issuance of new securities, modifications and/or extensions to existing credit agreements.
General discussion of our liquidity needs and sources of liquidity are presented below.
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
Common Stock—Our board of directors declared the following dividends through May 2020. The Company is suspending the dividend on its class A common stock for the second quarter of 2020 as the board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. Our board of directors will also be re-evaluating the go-forward dividend policy to align with our ongoing pivot to digital infrastructure.

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2020	March 31, 2020	April 15, 2020	$0.11
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock, with a weighted average dividend rate of 7.16% per annum, as follows. In January 2020, we settled the redemption of our Series B and E preferred stock for $402.9 million using proceeds from our industrial sale, which will reduce our annual dividends by approximately $34.5 million.
In May 2020, the Company's board of directors elected to defer the declaration of a dividend on its preferred stock until June 30, 2020, subject to its assessment of the effects of COVID-19.

		Shares Outstanding March 31, 2020 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series G	7.5%	3,450	$1,617	$0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		41,350	$18,516

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
In December 2019, we sold our light industrial portfolio, including its associated management platform, and received net proceeds of $1.2 billion. We have applied a portion of the proceeds into the acquisition of DataBank in December 2019, payoff of the outstanding balance on our corporate credit facility that was used to finance our acquisition of DBH, fund our remaining commitments to DCP, and redemption of preferred stock. We continue to seek opportunities to redeploy the proceeds into new digital investments, including general partner co-investments, permanent balance sheet investments and warehouse investments for future vehicles, as well as for our capital structure enhancement and other uses.
Investment-Level Financing
We have various forms of investment-level financing, as described in Note 10 to the consolidated financial statements.
Our ability to raise and access third party capital in our sponsored investment vehicles allows us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Corporate Credit Facility
As described in Note 10 to the consolidated financial statements, the Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $750 million, which may be increased to a maximum capacity of $1.125 billion, subject to customary conditions. The credit facility is scheduled to mature in January 2021, with two 6-month extension options. While we expect to extend the term of the corporate credit facility, further deterioration in the markets and our operating performance may limit our ability to extend the facility on its current terms including, without limitation, the borrowing base capacity.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of the date of this filing, we have drawn $600 million of the approximately $700 million available under the credit facility.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. Through the date of this filing, we were in compliance with the financial covenants.
Other Corporate Level Debt
We have total outstanding principal of $616 million and $280 million on our convertible and exchangeable senior notes, and junior subordinated debt, respectively, with weighted average interest rates of 4.27% and 4.31%, respectively, at March 31, 2020, as described in Note 10 to the consolidated financial statements.
We expect to address the January 2021 maturity of our outstanding $402.5 million convertible notes through cash on hand, proceeds from future asset monetization and/or a refinancing transaction.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
There were no public offerings of securities in the three months ended March 31, 2020.

Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(59,669)	$66,636
Investing activities	166,921	(924,951)
Financing activities	4,882	676,675
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
Our operating activities generated net cash outflows of $59.7 million compared to net cash inflows of $66.6 million in the three months ended March 31, 2020 and 2019, respectively.

•
The three months ended March 31, 2019 had included $41.8 million of operating cash inflows from our industrial business, which was sold in December 2019. The digital real estate business that was acquired in December 2019 is a much smaller portfolio in comparison.

•
The three months ended March 31, 2020 included the payment of $39.9 million of accrued carried interest compensation in connection with carried interest realized from the sale of our light industrial portfolio in December 2019.

Investing Activities
Investing activities include cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, proceeds from sale of real estate and equity investments, as well as proceeds from maturity or sale of debt securities.
Our investing activities generated net cash inflows of $166.9 million compared to net cash outflows of $925.0 million in the three months ended March 31, 2020 and 2019, respectively.

•
The significant net cash outflows in the three months ended March 31, 2019 was driven by outflows of $973.1 million for acquisition, net of sales, of real estate; in particular, acquisition of a combined $1.1 billion light and bulk industrial portfolio in February 2019. Our entire light industrial portfolio was sold in December 2019. By contrast, our real estate investment activities in the three months ended March 31, 2020 generated net cash inflows of $48.5 million from sales of real estate with no new acquisitions.

•
Another significant contributor of net cash inflows in the three months ended March 31, 2020 was $133.6 million from our equity investments, driven by $179.1 million net proceeds from sale of our investment in RXR Realty in February 2020. In the three months ended March 31, 2019, we had net cash outflows of $63.5 million related to equity investments, primarily in net equity contributions.

•
Lastly, our loan and securities portfolio generated net cash outflows of $13.1 million in the three months ended March 31, 2020 compared to net cash inflows of $92.2 million in the three months ended March 31, 2019 when loan repayments outpaced loan disbursements.

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
Financing activities generated net cash inflows of $4.9 million and $676.7 million in the three months ended March 31, 2020 and 2019.

•
The significant net financing cash inflows in the three months ended March 31, 2019 were driven by borrowings exceeding debt repayments by $654.8 million, specifically $735 million of borrowings to fund a large industrial portfolio acquisition in February 2019, a majority of which was sold in December 2019.

•
While borrowings exceeded debt repayments in the three months ended March 31, 2020 by $496.2 million, primarily due to a $600 million draw on our corporate credit facility, we also settled the redemption of our Series B and E preferred stock for $402.9 million in January 2020 using proceeds from our industrial sale.

•
Common stock repurchases were also higher in the three months ended March 31, 2020 totaling 12.7 million shares for $24.7 million compared to 0.7 million shares for $10.7 million in the three months ended March 31, 2019.

•
Additionally, net contributions from noncontrolling interests of $117.3 million contributed to overall net cash inflows in the three months ended March 31, 2019, with $213.2 million of third party capital raised in the industrial platform. In the three months ended March 31, 2020, net contributions from noncontrolling interests was much lower at $18.8 million.

Contractual Obligations, Commitments and Contingencies
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Form 10-K for the year ended December 31, 2019.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. In addition, we have entered into guarantee or contribution agreements with certain hotel franchisors or operating partners, pursuant to which we guaranteed or agreed to contribute to the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements. We believe that the likelihood of making any payments under the guarantees is remote.
We have off-balance sheet arrangements with respect to our retained interests in certain N-Star CDOs. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Other than adoption of new accounting standards, in particular, Topic 326 Financial Instruments—Credit Losses, which are discussed in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report, there have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

The application of critical accounting policies that required significant management judgment, estimates and assumptions are discussed further in the following notes to the consolidated financial statements.

•	Impairment of real estate—Note 4

•	Other-than-temporary impairment on equity method investments—Note 6

•	Fair value measurement of loans receivable under fair value option—Note 12

•	Credit loss on available for sale debt securities—Note 6

•	Impairment of goodwill and intangible assets—Note 7
We believe that all of the underlying decisions and assessments applied were reasonable at the time made, based upon information available to us at that time. Due to the inherently judgmental nature of the various projections and assumptions used, the unpredictability of economic and market conditions, and the uncertainties over the duration and severity of the resulting economic effects of COVID-19, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
Recent Accounting Updates
The impact of accounting standards adopted in 2020 and the potential impact of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. At March 31, 2020, we did not have any outstanding interest rate swap positions. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at March 31, 2020, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at March 31, 2020, all of which were under 2% at March 31, 2020.

($ in thousands)	+2.00%	+1.00%	-1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$166,742	$86,326	$(76,802)	$(78,781)
Amount attributable to noncontrolling interests in investment entities	43,951	23,311	(18,690)	(18,836)
Amount attributable to Operating Company	$122,791	$63,015	$(58,112)	$(59,945)
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
At March 31, 2020, we had approximately €497.0 million and £272.8 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $8.5 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our investment in our European subsidiaries, and a $0.3 million gain or loss in earnings in connection with the foreign denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at March 31, 2020, including notional amounts and key terms, is included in Note 11 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than our continued evaluation of the policies, processes, systems and operations of DataBank that was acquired in December 2019.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2020, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors included in Item 1A. of the Annual Report:
The current pandemic of the novel coronavirus (COVID-19) and the volatility it has created, has significantly disrupted our business and is expected to continue to significantly, and may materially adversely, impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders. Future outbreaks of highly infectious or contagious diseases or other public health crises could have similar adverse effects on our business.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, restricting and banning travel or transportation, mandating business and school closures, limiting size of gatherings and canceling sporting, business and other events and conferences.
While our company continues to pivot to a digitally-focused strategy, a significant portion of our assets consist of, and our revenues are derived from, real estate investments, including healthcare and hospitality assets. The COVID-19 pandemic has impacted states and cities where we and our tenants operate our and their respective healthcare, hospitality and other businesses and where our properties are located. The preventative measures taken to alleviate the public health crisis, including significant restrictions on travel between the United States and specific countries, and “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries and has disrupted, and is anticipated to further disrupt, operations and businesses in the healthcare industries, as discussed further below.
The occupancy rates of and revenues generated by our hospitality properties depends on the ability and willingness of guests to travel to our hotels. The spread of COVID-19 has not only decreased guests’ willingness to travel, but also prevented guests from traveling to visit or stay at our hotels as a result of federal travel, social distancing or mandated “shelter-in-place” or “stay-at-home” orders and even if such orders are lifted, demand for travel may continue to be adversely impacted. Similarly, “shelter-in-place” or “stay-at-home” orders, as well as bans on admissions, have also begun to impact occupancy at our healthcare properties, as inquiries, tours and move-ins have all declined. In addition, some tenants in our medical office buildings within our healthcare portfolio have and may continue to seek concessions from us for paying lease charges as a result of such restrictions.
In addition, COVID-19 has had an adverse impact on the business and financial condition of publicly-traded mortgage REITs, including CLNC, the Company’s managed mortgage REIT and in which it owns an approximate 36% interest. The borrowers of CLNC’s real estate debt investments, including in the office, industrial, multifamily and hotel industries, have and will continue to be affected to the extent that COVID-19’s continued spread reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of the COVID-19 may negatively impact the ability of CLNC’s borrowers or tenants to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect

CLNC's loan investments and operating results. Many mortgage REITs have suspended dividends to stockholders. In April 2020, CLNC announced that to conserve available liquidity, it would suspend its monthly stock dividend beginning with the monthly period ending April 30, 2020. As a result, our CLNC investment will not generate any dividend income and it is uncertain as to when, if ever, CLNC will resume paying distributions to stockholders, including us. In addition, the Company’s Core FFO is directly impacted by CLNC’s performance as a result of the Company's ownership interest in CLNC and, to the extent CLNC continues to experience operational challenges as a result of COVID-19, our Core FFO will similarly be adversely impacted. Further, during 2020 to date, CLNC’s class A common stock traded between $2.46 and $14.01 per share, and closed at $3.94 per share on March 31, 2020. At March 31, 2020, the carrying value of our CLNC investment was $666 million or $13.89 per share. We have previously recognized an impairment on our CLNC investment, and if CLNC's class A common stock continues to trade below our current carrying value for a prolonged period of time, as a result of COVID-19 or otherwise, a further other-than-temporary impairment may be recognized in the future.
Furthermore, the difficult market and economic conditions created by COVID-19 are expected to adversely impact our ability to effectuate our business objectives and strategies. A key component of our business strategy is to monetize certain non-digital, non-core assets in our other equity & debt (OED) segment. Many experts predict that the outbreak will trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy could negatively impact our ability to consummate asset monetizations within the timeframe and at the values previously anticipated. In addition, the ability to raise capital for our current or anticipated digital-focused investment vehicles may be delayed or adversely impacted by the market and economic conditions which could prevent us from executing our digital pivot and growing our digital business.
The inability to consummate asset monetizations could adversely affect our liquidity and ability to meet our debt obligations or pay dividends to stockholders. For example, in May 2020, we announced the suspension of the second quarter of 2020 as the Company's board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. In addition, the Company has elected to defer the declaration of a dividend on its preferred stock until June 30, 2020 subject to its assessment of the effects and trajectory of COVID-19. All distributions are made at the discretion of the Company's board of directors in accordance with Maryland law and depend on our financial condition; debt and equity capital available to us; our expectations for future capital requirements and operating performance; restrictive covenants in our financial or other contractual arrangements, including those in our corporate credit facility; maintenance of our REIT qualification; restrictions under Maryland law; and other factors as our board of directors may deem relevant from time to time.
As a result of these and other factors, we expect our cash flows generated by our real estate investments, particularly in the hospitality and healthcare industries, to be negatively impacted. Because a substantial portion of our income is derived from these businesses as well as our proceeds from asset monetizations, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our stockholders has been and will continue to be adversely affected if revenues at our hospitality and healthcare properties continue to decline or we are unable to complete certain asset monetizations.
Furthermore, our corporate credit facility requires us to maintain various financial covenants, including minimum tangible net worth, liquidity levels and financial ratios. Based on the decline in performance in our hospitality and healthcare portfolios we are currently experiencing as a result of the COVID-19 pandemic and given the limited visibility to the future recovery of demand in the hospitality industry, there is a range of possible outcomes which may result in a breach of certain financial covenants prior to the initial maturity of January 2021. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders. There is no assurance that our efforts to obtain such an amendment or waiver would be successful. Furthermore, any amendment or waiver may lead to increased costs, decreased borrowing capacity, increased interest rates, additional restrictive covenants and other similar lender protections. The occurrence of any of the foregoing could materially and adversely impact our liquidity and business operations.
Additionally, non-recourse mortgage debt in the hospitality, healthcare and other real estate equity segment with aggregate outstanding principal of $3.54 billion as of March 31, 2020 was either in payment default or was not in compliance with certain debt and/or lease covenants, as discussed further below. The Company is in active negotiations with the respective lenders to execute forbearances or debt modifications; however, there is no assurance that our efforts to obtain forbearances or debt modifications will be successful. In addition, we have entered into customary non-recourse carve-out guarantees, which provide for these otherwise non-recourse borrowings to become partially or fully recourse against certain of the Company's affiliates in connection with certain limited trigger or "bad boy" events. Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and has, and may continue to have, a material and adverse effect on our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants/borrowers’ abilities to fund their business operations and meet their obligations to us;

•
difficulty raising capital and attracting investors at our current and any future managed investment vehicles due to the volatility and instability in global financial markets may constrain the success of our managed investment vehicles and consequently our ability to sustain and grow our investment management business;

•
the financial impact has and could continue to negatively impact our ability to pay dividends to our stockholders or could result in a determination to reduce the size of one or more dividends, such as is the case with our upcoming dividend;

•
the financial impact could negatively impact our future compliance with financial covenants of our corporate credit facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings under our revolving credit facility or otherwise pay dividends to our stockholders;

•
the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in the recognition of substantial impairment charges imposed on our assets;

•	the credit quality of our tenants/borrowers could be negatively impacted and we may significantly increase our allowance for doubtful accounts;

•
a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our digital business or dispose of non-core assets as part of our asset monetization and digital pivot strategy;

•
potential impairments on our real estate assets or ceasing to own real estate assets as a result of foreclosure or otherwise may impact our ability to maintain our REIT qualification or are exemption from the 1940 Act;

•
CLNC's trading price and the impact on the carrying value of the Company's investment in CLNC, including whether the Company will recognize further other-than-temporary impairments on such CLNC investment;

•	we have and may continue to implement reductions in our workforce, which could adversely impact our ability to conduct our operations effectively;

•
unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as inability to litigate non-paying tenants, additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•
our level of dependence on the Internet, stemming from employees working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, which may increase our vulnerability to cyber attacks;

•	increased risk of litigation, particularly with respect to our healthcare properties, related to the COVID-19 pandemic;

•
we, and in particular the success of our pivot to a digital real estate and infrastructure focused strategy, depend, to a significant extent, upon the efforts of our senior management team, including DBH’s key personnel. If one or more members of our senior management team or the DBH team become sick with COVID-19, the loss of services of such member could adversely affect our business; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

Moreover, the impact of COVID-19 pandemic may also exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Hospitality Business. The effects of the COVID-19 pandemic on the hospitality industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Many hotels have had to temporarily suspend operations or operate at reduced levels. As of the date of this report, all of our hotel properties remain open but are operating at reduced levels; however, we may determine or be required to temporarily suspend the operations at hotels in the future as a result of the COVID-19 pandemic.
In addition, in order to reduce operating costs and improve efficiency, hotel operators, including our hotel operators, have furloughed a substantial number of personnel and may, in the future, furlough more of its personnel. Such steps and other hotel personnel work schedule changes that may be made in the future to reduce costs for us or our hotel operators or franchisors, may have other consequences such as negatively impacting the reputation and demand for our hotels or operational challenges if our operators are unable to re-hire furloughed personnel, all of which could have an adverse impact on our ability to improve performance and operations at our hotels when the COVID-19 pandemic subsides. In addition, if we are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact demand for our hotels. Our third-party hotel managers may also face demands or requests from labor unions for additional compensation or other terms as a result of COVID-19 that could increase costs, and while we do not directly employ or manage employees at our hotels, we could incur costs in connection with such labor disputes or disruptions as our COVID-19 mitigation plans are implemented. We cannot predict when business levels will return to normalized levels when the effects of the pandemic subside. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, the revenues from our hospitality portfolio have declined significantly and we expect this trend to continue.
Furthermore, we have significant non-recourse borrowings outstanding on our hospitality properties (including the THL Hotel Portfolio). As of the date of this report, $3.16 billion in aggregate principal amount of such borrowings (representing the majority of borrowings on our hospitality properties) is in default as a result of the failure to make interest payments in light of the impact COVID-19 has had on our hospitality properties. In addition, in May 2020, we received a notice of acceleration with respect to $780 million of such borrowings. We are in active discussions with the lenders on our non-recourse borrowings and for certain hospitality properties, we have entered into forbearance agreements permitting us not to make interest payments for a specified period of time. However, if we unable to restructure these borrowings or receive forbearance or other accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. For the quarter ended March 31, 2020, we incurred $252 million in impairments on hospitality properties primarily related to assets which are anticipated to be divested or sold in the near term and have fair market values below their respective carrying values. Moreover, depending on, among other factors, the status of ongoing negotiations with lenders, our anticipated holding periods for such assets and cash flow projections, we may take additional impairments on hospitality properties.
In addition, we have agreed to guarantee or contribute to guaranteed payments of franchise fees and marketing fees to our hotel franchisors. In certain instances, such guarantee or contribution agreements may also include an obligation to pay liquidated damages to the hotel franchisor on an early termination of the applicable franchise agreement. In the event that a lender forecloses on our hospitality properties, we may not be released from these payment guarantees or liquidated damages obligations and we may not have any control over whether a franchise agreement is terminated.
Risks Related to Our Healthcare Business. We anticipate that the impact of the COVID-19 pandemic will vary by asset class within our healthcare portfolio. Many of the tenants in our medical office buildings have discontinued non-essential activities, and accordingly are seeking rent relief. In our senior housing and skilled nursing facilities, occupancy, which is the primary driver of revenues, has declined and is expected to continue to decline during the pandemic as shelter-in-place restrictions and bans on admissions dramatically limit inquiries and tours and cause a significant reduction in move-ins, while COVID-19 at the same time increases the risk of resident illness and move-outs. In addition, operating costs at our senior housing and skilled nursing facilities have begun to rise to obtain adequate staffing and personal protective equipment. We will be directly impacted by these factors in our RIDEA assets, or indirectly impacted in our net leased assets as these factors influence our tenants’ ability and willingness to pay rent. We may be forced to restructure tenants’ long-term lease obligations or suffer adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenants, operators, borrowers or managers.

As a result, we expect a significant decline in revenues, net operating income and cash flow generated by operations from our healthcare portfolio.
We have significant non-recourse borrowings outstanding on our healthcare properties. As of the date of this report, $327 million in aggregate principal amount of such borrowings is in default and, as the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults and may be subject to cash flow sweeps. Any such defaults will negatively impact our liquidity and may increase our risk of loss associated with our healthcare properties. We have entered into forbearance agreements suspending debt service payments for a limited period of time for certain portfolios, subject to satisfaction of certain conditions, and are in active discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payments defaults for failure to satisfy certain financial or other covenants. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. We may be subject to increased risk of litigation and liability claims as a result of the COVID-19 pandemic and our operating partners’ response efforts. Some of these claims may result in large damage awards, which may not be sufficiently covered by insurance or indemnity obligations.  Any such litigation may have a material adverse effect on our business, results of operations and financial condition.
Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
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
The following table presents information related to our purchases of the Company's class A common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1 through January 31, 2020	—	$—	—	$246,744,227
February 1 through February 29, 2020	—	—	—	246,744,227
March 1 through March 31, 2020	13,697,364	1.90	13,697,364	220,661,780
Total	13,697,364	$1.90	13,697,364	$220,661,780

Item 3.	Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Submission of Matters to a Vote of Security Holders - Results of 2020 Annual Meeting of Stockholders
On May 5, 2020, the Company held its 2020 Annual Meeting of Stockholders to vote on the proposals described in detail in the Company’s 2020 definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 1, 2020 (the “Proxy Statement”). The final results for the votes regarding each proposal are set forth below.
Proposal 1: Election of Directors
The following persons were duly elected to the Company’s Board of Directors to serve until the 2021 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified, by the following vote:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Thomas J. Barrack, Jr.	365,646,850	9,036,538	338,841	56,736,597
Douglas Crocker II	368,912,979	5,382,552	726,697	56,736,597
Nancy A. Curtin	369,571,924	5,074,185	376,119	56,736,597
Jeannie H. Diefenderfer	370,747,596	3,773,622	501,010	56,736,597
Jon A. Fosheim	367,416,812	6,922,732	682,684	56,736,597
Craig M. Hatkoff	368,002,328	6,353,796	666,104	56,736,597
Raymond C. Mikulich	366,435,867	8,025,922	560,439	56,736,597
George G. C. Parker	364,587,373	9,858,174	576,681	56,736,597
Dale Anne Reiss	369,643,205	4,822,117	556,906	56,736,597
Charles W. Schoenherr	364,731,207	9,682,889	608,133	56,736,597
John A. Somers	367,369,045	7,034,953	618,231	56,736,597
John L. Steffens	361,942,700	12,390,410	689,119	56,736,597
Proposal 2: Approval (on an advisory, non-binding basis) of Executive Compensation
The Company’s stockholders did not approve (on an advisory, non-binding basis) the compensation of the Company’s named executive officers as of December 31, 2019 as described in the Compensation Discussion and Analysis and executive compensation tables of the Proxy Statement. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
154,630,510	212,101,780	8,289,948	56,736,597
Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm
The Company’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020, by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
423,273,243	7,853,623	631,959	0

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
3.2	Articles of Amendment of Colony Capital, Inc. (fka Colony NorthStar, Inc.), as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2018)
3.3	Amended and Restated Bylaws of Colony Capital, Inc. (fka Colony NorthStar, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 25, 2018)
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

10.1*	Separation Agreement, dated as of April 1, 2020, by and between Colony Capital, Inc. and Darren J. Tangen
10.2*	Separation Agreement, dated as of February 26, 2020, by and between Colony Capital, Inc. and Kevin Traenkle
10.3
Cooperation Agreement, dated as of March 19, 2020, by and among Colony Capital, Inc., Jason Aintabi and Blackwells Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020)

10.4
Limited Liability Company Agreement of CBW 2020, LLC, dated as of March 19, 2020, by and between CBW MM 2020, LLC and Blackwells Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2020)

10.5
Employment Agreement, dated as of March 11, 2020, by and between Colony Capital, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2020)

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
Dated: May 11, 2020

COLONY CAPITAL, INC.

By:	/s/ Thomas J. Barrack, Jr.
Thomas J. Barrack, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Mark M. Hedstrom
Mark M. Hedstrom
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)