Form 10-Q
period 2020-06-30
Colony Capital, Inc.
filed 2020-08-10
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2020, 481,444,705 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$1,099,467	$1,205,190
Restricted cash	145,229	203,923
Real estate, net	8,987,902	10,860,518
Loans receivable (at fair value at June 30, 2020)	1,398,087	1,566,328
Equity and debt investments ($402,167 and $457,693 at fair value, respectively)	1,825,448	2,313,805
Goodwill	851,757	1,452,891
Deferred leasing costs and intangible assets, net	565,221	638,853
Assets held for sale	705,217	870,052
Other assets ($4,933 and $21,386 at fair value, respectively)	527,309	669,144
Due from affiliates	77,897	51,480
Total assets	$16,183,534	$19,832,184
Liabilities
Debt, net	$9,211,114	$8,983,908
Accrued and other liabilities ($103,825 and $136,861 at fair value, respectively)	869,947	1,015,898
Intangible liabilities, net	87,195	111,484
Liabilities related to assets held for sale	261,791	268,152
Due to affiliates	1,336	34,064
Dividends and distributions payable	18,516	83,301
Preferred stock redemptions payable	—	402,855
Total liabilities	10,449,899	10,899,662
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	29,066	6,107
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 481,391 and 487,044 shares issued and outstanding, respectively	4,814	4,871
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,540,197	7,553,599
Accumulated deficit	(5,849,098)	(3,389,592)
Accumulated other comprehensive income	44,367	47,668
Total stockholders’ equity	2,739,777	5,216,043
Noncontrolling interests in investment entities	2,776,604	3,254,188
Noncontrolling interests in Operating Company	188,188	456,184
Total equity	5,704,569	8,926,415
Total liabilities, redeemable noncontrolling interests and equity	$16,183,534	$19,832,184

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Property operating income	$293,816	$488,788	$719,232	$947,686
Interest income	22,376	35,055	55,244	81,125
Fee income ($43,138, $33,267, $86,238 and $64,118 from affiliates, respectively)	43,540	35,433	87,045	66,461
Other income ($8,523, $11,339, $11,009 and $21,184 from affiliates, respectively)	12,634	14,163	18,358	26,226
Total revenues	372,366	573,439	879,879	1,121,498
Expenses
Property operating expense	193,643	279,240	457,276	549,982
Interest expense	106,786	141,738	230,199	276,627
Investment and servicing expense	11,394	20,017	23,572	38,466
Transaction costs	75	318	496	2,822
Depreciation and amortization	134,905	109,382	271,763	220,734
Provision for loan loss	—	15,003	—	18,614
Impairment loss	2,001,557	84,695	2,388,825	110,317
Compensation expense—cash and equity-based	64,513	42,430	117,547	73,947
Compensation expense—carried interest and incentive fee	(1,162)	1,146	(10,343)	2,418
Administrative expenses	20,405	20,146	53,163	42,840
Settlement loss	—	—	5,090	—
Total expenses	2,532,116	714,115	3,537,588	1,336,767
Other income (loss)
Gain on sale of real estate	2,868	6,077	10,800	35,530
Other loss, net	(173,030)	(89,506)	(176,501)	(138,575)
Equity method losses	(372,535)	(259,288)	(256,833)	(225,225)
Equity method earnings (losses)—carried interest	(2,324)	1,836	(20,735)	6,732
Loss from continuing operations before income taxes	(2,704,771)	(481,557)	(3,100,978)	(536,807)
Income tax expense	(7,720)	(2,585)	(16,044)	(3,783)
Loss from continuing operations	(2,712,491)	(484,142)	(3,117,022)	(540,590)
Income (loss) from discontinued operations	(6,502)	(504)	(6,028)	25,789
Net loss	(2,718,993)	(484,646)	(3,123,050)	(514,801)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	390	509	(158)	1,953
Investment entities	(470,052)	(13,414)	(491,801)	36,574
Operating Company	(225,057)	(29,989)	(264,658)	(36,600)
Net loss attributable to Colony Capital, Inc.	(2,024,274)	(441,752)	(2,366,433)	(516,728)
Preferred stock dividends	18,516	27,138	37,990	54,275
Net loss attributable to common stockholders	$(2,042,790)	$(468,890)	$(2,404,423)	$(571,003)
Basic loss per share
Loss from continuing operations per basic common share	$(4.33)	$(0.98)	$(5.06)	$(1.21)
Net loss per basic common share	$(4.33)	$(0.98)	$(5.06)	$(1.19)
Diluted loss per share
Loss from continuing operations per diluted common share	$(4.33)	$(0.98)	$(5.06)	$(1.21)
Net loss per diluted common share	$(4.33)	$(0.98)	$(5.06)	$(1.19)
Weighted average number of shares
Basic	471,253	479,228	475,187	479,577
Diluted	471,253	479,228	475,187	479,577
Dividends declared per common share	$—	$0.11	$0.11	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,718,993)	$(484,646)	$(3,123,050)	$(514,801)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	25,489	4,409	(988)	9,319
Available-for-sale debt securities	(2,578)	(766)	(1,089)	1,298
Cash flow hedges	(42)	(6,187)	(1)	(6,850)
Foreign currency translation	30,165	7,574	(30,209)	(20,672)
Net investment hedges	(193)	3,606	21,415	16,470
Other comprehensive income (loss)	52,841	8,636	(10,872)	(435)
Comprehensive loss	(2,666,152)	(476,010)	(3,133,922)	(515,236)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	390	509	(158)	1,953
Investment entities	(448,443)	(9,906)	(499,051)	22,453
Operating Company	(221,958)	(29,680)	(264,999)	(35,778)
Comprehensive loss attributable to stockholders	$(1,996,141)	$(436,933)	$(2,369,714)	$(503,864)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting pronouncement	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(74,976)	—	(74,976)	49,988	(6,611)	(31,599)
Other comprehensive income (loss)	—	—	—	—	8,045	8,045	(17,629)	513	(9,071)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for class A common stock	—	—	33	—	—	33	—	(33)	—
Equity-based compensation	—	27	6,323	—	—	6,350	191	—	6,541
Shares canceled for tax withholdings on vested stock awards	—	(6)	(3,001)	—	—	(3,007)	—	—	(3,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	305,216	—	305,216
Distributions to noncontrolling interests	—	—	—	—	—	—	(107,377)	(3,450)	(110,827)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,410)	—	(53,410)	—	—	(53,410)
Reallocation of equity (Notes 2 and 15)	—	—	12,733	—	94	12,827	(12,533)	(294)	—
Balance at March 31, 2019	1,407,495	4,855	7,610,947	(2,176,730)	22,138	6,868,705	3,996,206	350,530	11,215,441
Net loss	—	—	—	(441,752)	—	(441,752)	(13,414)	(29,989)	(485,155)
Other comprehensive income	—	—	—	—	4,819	4,819	3,508	309	8,636
Redemption of OP Units for class A common stock	—	2	2,061	—	—	2,063	—	(2,063)	—
Equity-based compensation	—	20	7,720	—	—	7,740	197	—	7,937
Contributions from noncontrolling interests	—	—	—	—	—	—	87,304	—	87,304
Distributions to noncontrolling interests	—	—	—	—	—	—	(212,842)	(3,429)	(216,271)
Preferred stock dividends	—	—	—	(27,138)	—	(27,138)	—	—	(27,138)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,656)	—	(53,656)	—	—	(53,656)
Reallocation of equity (Notes 2 and 15)	—	—	927	—	10	937	88	(1,025)	—
Balance at June 30, 2019	$1,407,495	$4,877	$7,621,655	$(2,699,276)	$26,967	$6,361,718	$3,861,047	$314,333	$10,537,098

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(342,159)	—	(342,159)	(21,749)	(39,601)	(403,509)
Other comprehensive loss	—	—	—	—	(31,414)	(31,414)	(28,859)	(3,440)	(63,713)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Equity-based compensation	—	76	12,114	—	—	12,190	—	584	12,774
Shares canceled for tax withholdings on vested stock awards	—	(18)	(5,051)	—	—	(5,069)	—	—	(5,069)
Contributions from noncontrolling interests	—	—	—	—	—	—	87,736	—	87,736
Distributions to noncontrolling interests	—	—	—	—	—	—	(55,829)	(5,857)	(61,686)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2)	—	—	(3,827)	—	(32)	(3,859)	—	3,859	—
Balance at March 31, 2020	999,490	4,809	7,532,213	(3,806,308)	16,222	4,746,426	3,233,910	411,380	8,391,716
Net loss	—	—	—	(2,024,274)	—	(2,024,274)	(470,052)	(225,057)	(2,719,383)
Other comprehensive income	—	—	—	—	28,133	28,133	21,609	3,099	52,841
Redemption of OP Units for class A common stock	—	2	1,421	—	—	1,423	—	(1,423)	—
Equity-based compensation	—	16	8,946	—	—	8,962	296	584	9,842
Shares canceled for tax withholdings on vested stock awards	—	(6)	(1,151)	—	—	(1,157)	—	—	(1,157)
Contributions from noncontrolling interests	—	—	—	—	—	—	112,721	—	112,721
Distributions to noncontrolling interests	—	—	—	—	—	—	(123,495)	—	(123,495)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Note 2)	—	—	(1,232)	—	12	(1,220)	1,615	(395)	—
Balance at June 30, 2020	$999,490	$4,821	$7,540,197	$(5,849,098)	$44,367	$2,739,777	$2,776,604	$188,188	$5,704,569

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,123,050)	$(514,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(3,959)	(9,749)
Paid-in-kind interest added to loan principal, net of interest received	(30,834)	(25,028)
Straight-line rents	(7,381)	(12,502)
Amortization of above- and below-market lease values, net	(4,064)	(6,731)
Amortization of deferred financing costs and debt discount and premium	25,627	45,578
Equity method losses	277,732	219,137
Distributions of income from equity method investments	88,753	54,744
Provision for loan losses	—	18,614
Allowance for doubtful accounts	3,880	4,419
Impairment of real estate and related intangibles and right-of-use assets	1,794,825	110,317
Goodwill impairment	594,000	—
Depreciation and amortization	273,038	305,539
Equity-based compensation	18,671	14,929
Unrealized settlement loss	3,890	—
Gain on sales of real estate, net	(3,013)	(58,925)
Payment of cash collateral on derivative	(2,771)	(106,399)
Deferred income tax expense	577	247
Other loss, net	182,711	137,300
Decrease (increase) in other assets and due from affiliates	11,381	(16,351)
Decrease in accrued and other liabilities and due to affiliates	(54,187)	(16,978)
Other adjustments, net	(3,514)	(4,209)
Net cash provided by operating activities	42,312	139,151
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(159,925)	(116,520)
Return of capital from equity method investments	122,112	118,548
Acquisition of loans receivable and debt securities	—	(771)
Net disbursements on originated loans	(177,994)	(40,415)
Repayments of loans receivable	57,991	226,888
Proceeds from sales of loans receivable and debt securities	—	28,920
Cash receipts in excess of accretion on purchased credit-impaired loans	—	10,145
Acquisition of and additions to real estate, related intangibles and leasing commissions	(131,967)	(1,590,459)
Proceeds from sales of real estate	170,017	442,657
Proceeds from paydown and maturity of debt securities	3,172	6,038
Proceeds from sale of equity investments	241,508	28,163
Investment deposits	(6,627)	(20,253)
Net receipts on settlement of derivatives	27,097	29,793
Payment of deferred purchase price on DBH Acquisition (Note 3)	(32,500)	—
Other investing activities, net	1,681	19,076
Net cash provided by (used in) investing activities	114,565	(858,190)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(42,301)	$(54,274)
Dividends paid to common stockholders	(106,510)	(106,836)
Repurchase of common stock	(24,749)	(10,734)
Borrowings from corporate credit facility	600,000	218,000
Repayment of borrowings from corporate credit facility	(200,000)	(133,000)
Borrowings from secured debt	8,922	3,026,410
Repayments of secured debt	(181,708)	(2,396,309)
Payment of deferred financing costs	(2,451)	(54,785)
Contributions from noncontrolling interests	226,179	446,936
Distributions to and redemptions of noncontrolling interests	(197,791)	(349,811)
Redemption of preferred stock	(402,855)	—
Shares canceled for tax withholdings on vested stock awards	(6,226)	(3,007)
Other financing activities, net	—	(2,855)
Net cash (used in) provided by financing activities	(329,490)	579,735
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,468)	365
Net decrease in cash, cash equivalents and restricted cash	(175,081)	(138,939)
Cash, cash equivalents and restricted cash, beginning of period	1,424,698	832,730
Cash, cash equivalents and restricted cash, end of period	$1,249,617	$693,791
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2020	2019
Beginning of the period
Cash and cash equivalents	$1,205,190	$461,912
Restricted cash	203,923	364,605
Restricted cash included in assets held for sale	15,585	6,213
Total cash, cash equivalents and restricted cash, beginning of period	$1,424,698	$832,730

End of the period
Cash and cash equivalents	$1,099,467	$353,984
Restricted cash	145,229	336,491
Restricted cash included in assets held for sale	4,921	3,316
Total cash, cash equivalents and restricted cash, end of period	$1,249,617	$693,791
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
1. Business
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company") is a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies.
Following the acquisition in July 2019 of Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, the Company is currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. As previously disclosed, Marc C. Ganzi, who co-founded DBH, became the Chief Executive Officer ("CEO") of the Company effective July 1, 2020. In connection with Mr. Ganzi’s appointment as the Company’s CEO, on June 30, 2020, the Board of Directors of the Company (the "Board") appointed Mr. Ganzi to the Board and to serve as President of the Company (in addition to his role as CEO), also effective as of July 1, 2020. Thomas J. Barrack, Jr., who, prior to July 1, 2020, served as the Company’s CEO and President, continues to serve in his role as Executive Chairman of the Company and the Board. In addition, Jacky Wu was appointed as the Company’s Chief Financial Officer and Treasurer, effective July 1, 2020. Mark M. Hedstrom, who prior to July 1, 2020 served as the Company’s Chief Financial Officer and Treasurer, continues to serve in his role as Executive Vice President and Chief Operating Officer of the Company.
At June 30, 2020, the Company has approximately $46 billion of assets under management, of which $36 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a portfolio of healthcare properties, (c) a portfolio of hospitality properties, (d) a 36.4% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC) and (e) interests in various other equity and debt investments, including general partner (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $16.3 billion of fee earning equity under management, including $7.8 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments.
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
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2020, the Company owned 90% of the OP, as its sole managing member. The remaining 10% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's real estate investments in the hospitality, healthcare and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and healthcare properties, which in turn, affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (Note 10); flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.

The sharp decline and volatility in equity and debt markets, and the economic recession due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, and also resulted in impairment on certain non-financial assets. Such effects include the determination that the Company's equity method investment in CLNC was other-than-temporarily impaired at June 30, 2020 (Note 6), decreases in fair value of debt securities (Note 6) and loans receivable (Note 12), and impairment of real estate assets in the Company's healthcare, hospitality and other equity and debt segments (Note 4).
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined that it would accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation would require a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of holding periods on its non-digital assets, in particular its hotel and healthcare assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the Company's hotel and healthcare assets. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020 (Note 7).
The various impairment and fair value decreases collectively accounted for $2.6 billion of charges in the second quarter of 2020, in addition to an approximately $0.4 billion charge in the first quarter of 2020, of which $2.1 billion and $0.3 billion, respectively, were attributable to the OP. These amounts are reflected within impairment loss, other loss and equity method losses on the statement of operations.
The Company believes that it has materially addressed overall recoverability in value across all of its non-digital assets as of June 30, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
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
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of CLNY common stock. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in March 2020. The settlement liability is remeasured at fair value each quarter until such time final distributions are made to Blackwells. Refer to Note 12 for further description of the settlement liability.
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
The Company adopted the new standard on January 1, 2020. The Company elected the fair value option for all of its outstanding loans receivable, with a cumulative effect adjustment to increase beginning retained earnings by $3.3 million. Under the fair value option, the loans receivable are measured at each reporting period based upon their exit values in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in other gain (loss) on the consolidated statement of operations. The loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses are captured through fair value changes. Additionally, there is no longer an amortization of loan origination fees or discounts on purchased loans as additional interest income.

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
Future Application of Accounting Standards
Income Tax Accounting
In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company is currently evaluating the impact of this new guidance.
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
Accounting for Convertible Instruments and Contracts on Entity's Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.
With respect to convertible instruments, under the new guidance, a convertible debt instrument will be accounted for wholly as debt, and convertible preferred stock wholly as preferred stock, that is, as a single unit of account, except for (1) a convertible instrument that contains features requiring bifurcation as a derivative under Topic 815 or (2) a convertible debt instrument that was issued at a substantial premium. Expanded disclosures are required, including, but not limited to, the terms and features of convertible instruments, and information about events, conditions, and circumstances that could affect assessment of the amount or timing of future cash flows related to those instruments.
With respect to contracts on an entity's own equity, one of the requirements prescribed by the new guidance is to account for freestanding contracts on an entity’s own equity that do not qualify as equity under Subtopic ASC 815-40 at fair value, with changes in fair value recognized in earnings, irrespective of whether such contracts meet the definition of a derivative in Topic 815.
The ASU also amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. In calculating diluted earnings per share, the new guidance (1) requires the if-converted method to be applied for all convertible instruments (the treasury stock method is no longer available), and (2) removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock.
Upon adoption, a one-time election may be made to apply the fair value option for any liability-classified financial instrument that is a convertible security. In the period of adoption, disclosure is required of (1) the nature of and reason for the change in accounting principle in both the interim and annual period of change, and (2) earnings per share transition information about the effect of the change on affected per-share amounts.
Adoption of the new standard may be made either on a full or modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings under the latter. ASU No. 2020-06 is effective January 1, 2022, with early adoption permitted in interim periods beginning January 1, 2021. The Company is currently evaluating the impact of this new guidance.
3. Business Combinations
DBH
On July 25, 2019, the Company acquired DBH in a combination of: (a) cash, a portion of which was deferred until the expiration of certain customary seller indemnification obligations and was paid in full in May 2020 (Note 20); and (b) issuance of 21,478,515 OP Units, which were measured based upon the closing price of the Company's class A common stock on July 24, 2019 of $5.21 per share.

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
During the second quarter of 2020, certain measurement period adjustments were made to the purchase price allocation for DataBank, primarily (i) a reallocation of value to data center service contract intangible asset, (ii) changes in valuation and underlying assumptions pertaining to data center construction and market value of existing data center lease contracts, and (iii) the corresponding effect on deferred tax liabilities.

	DBH		DataBank
(In thousands)	As Reported June 30, 2020	As Reported December 20, 2019	Measurement Period Adjustments	As Reported June 30, 2020
Consideration
Cash	$181,167	$182,731	$—	$182,731
Deferred consideration	35,500	—	—	—
OP Units issued	111,903	2,962	—	2,962
Total consideration for equity interest acquired	328,570	185,693	—	185,693

Fair value of equity interest in Digital Colony Manager	51,400	—	—	—
	$379,970	$185,693	$—	$185,693

Assets acquired, liabilities assumed and noncontrolling interests
Cash	$—	$10,366	$—	$10,366
Real estate	—	847,458	(8,405)	839,053
Assets held for sale	—	29,114	152	29,266
Intangible assets	153,300	222,455	(2,804)	219,651
Other assets	13,008	106,648	2,248	108,896
Debt	—	(539,155)	—	(539,155)
Tax liabilities, net	(17,392)	(113,228)	3,641	(109,587)
Intangible and other liabilities	(16,194)	(132,480)	12,302	(120,178)
Fair value of net assets acquired	132,722	431,178	7,134	438,312
Noncontrolling interests in investment entities	—	(724,567)	—	(724,567)
Goodwill	$247,248	$479,082	$(7,134)	$471,948

DBH

•	Intangible assets acquired included primarily management contracts, investor relationships and trade name.

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

•
The remaining intangible assets acquired include data center service contracts, customer relationships and trade name. The value of data center service contracts was estimated based upon net cash flows generated from these contracts. Customer relationships were valued as the incremental net income attributable to these relationships considering the projected net cash flows of the business with and without the customer relationships in place. The trade name of DataBank was valued based upon estimated savings from avoided royalty at a royalty rate of 2%.

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
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for sale is presented in Note 8.

(In thousands)	June 30, 2020	December 31, 2019
Land	$1,272,269	$1,360,435
Buildings and improvements	7,462,712	9,022,971
Tenant improvements	108,929	105,440
Data center infrastructure	633,329	595,603
Furniture, fixtures and equipment	581,285	511,329
Construction in progress	125,702	255,115
	10,184,226	11,850,893
Less: Accumulated depreciation	(1,196,324)	(990,375)
Real estate assets, net (1)	$8,987,902	$10,860,518

__________

(1)
For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition (Note 3).

Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 16), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Proceeds from sales of real estate	$43,276	$147,990	$170,017	$442,657
Gain (Loss) on sale of real estate	(4,919)	6,624	3,013	58,925

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired as part of business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	ROU Lease and Other Assets	Lease Intangible Liabilities	Debt, Lease and Other Liabilities
Six Months Ended June 30, 2020
Asset Acquisitions
Various	Hotel—France (2)	2	$4,609	$564	$6,763	$—	$2,586	$—	$(5,304)

Year Ended December 31, 2019
Asset Acquisitions
February	Bulk industrial—Various in U.S. (3)	6	$373,182	$49,446	$296,348	$27,553	$—	$(165)	$—
October	Healthcare—United Kingdom (4)	1	12,376	3,478	9,986	732	—	(1,820)	—
Various	Light industrial—Various in U.S. (5)	84	1,158,423	264,816	850,550	47,945	—	(4,888)	—
			$1,543,981	$317,740	$1,156,884	$76,230	$—	$(6,873)	$—

__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.

(2)
Bids for hotels under receivership were accepted by the French courts in prior years, with the transactions closing in 2020. Amounts include acquisition of hotel operations pursuant to operating leases on real estate owned by third parties. Useful life of real estate acquired is 40 years for buildings, 15 years for site improvements, 7 years for furniture, fixtures, and equipment, and 6 years for right-of-use ("ROU") lease assets.

(3)	The bulk industrial portfolio was classified as held for sale in June 2019.

(4)	Properties acquired pursuant to purchase option under the Company's development facility to a healthcare operator at purchase price equivalent to outstanding loan balance.

(5)	The entire light industrial portfolio was sold in December 2019.
Depreciation and Impairment
The following table summarizes real estate depreciation and impairment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Depreciation of real estate held for investment	$106,208	$92,677	$209,513	$184,915
Impairment of real estate and related asset group (1)
Held for sale	20,061	42,998	27,638	68,181
Held for investment	1,454,199	41,048	1,754,890	41,487
__________

(1)
Includes impairment of real estate intangibles of $2.3 million and $9.3 million and right-of-use asset on ground leases of $0.8 million and $13.9 million in the three and six months ended June 30, 2020, respectively.

Impairment of Real Estate Held for Sale
Real estate held for sale is carried at the lower of amortized cost or fair value. Real estate carried at fair value totaled $197.8 million at June 30, 2020 and $253.4 million at December 31, 2019 based upon impairments recorded during the six months ended June 30, 2020 and year ended December 31, 2019, respectively, generally representing Level 3 fair values.
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
In 2020, the Company also considered the impact of a global economic downturn as a result of COVID-19, specifically as it affects real estate values, and where appropriate, factored in a reduction in potential sales prices, which resulted in additional impairment on real estate held for sale in 2020.
Impairment of Real Estate Held for Investment
Real estate held for investment that was written down to fair value during the six months ended June 30, 2020 and year ended December 31, 2019 had carrying values totaling $3.7 billion and $355.0 million, respectively, at the time of impairment, representing Level 3 fair values.
Impairment was driven by shortened holding period assumptions made in connection with the preparation and review of the financial statements, particularly in the hotel and healthcare portfolios. The shortened holding period assumption is attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default or at risk of default. The Company's assessment considered various strategic and financial alternatives to maximize the value of its non-digital real estate assets, while also balancing the need to preserve liquidity and prioritize the growth of its digital business. A shortened holding period was an indicator of impairment as it decreased the amount of carrying value recoverable from future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19.
The Company compared the carrying values to the undiscounted future net cash flows expected to be generated by these properties over their holding periods. In performing this analysis, the Company considered the likelihood of possible outcomes under various holding period scenarios by applying a probability-weighted approach to different holding periods. For hotel properties, the Company applied a range of reductions to near term cash flow projections to account for uncertainties due to COVID-19. For properties for which undiscounted expected net cash flows over their respective holding periods fell short of carrying values, the Company expects that the carrying value of these properties would likely not be recoverable.
Fair values were estimated for these properties based upon one or a combination of the following: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 10.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 7.0% and 11.25%, and discount rates between 8.5% and 12.0%. The Company considered the risk characteristics of each property in determining capitalization rates and where applicable, used higher capitalization rates or discount rates to reflect the inherent stress on real estate values in a deteriorating economic environment. Impairment was measured as the excess of carrying value over fair value for each of these properties.
As of June 30, 2020, the Company believes that it has materially addressed overall recoverability in the value of its non-digital real estate assets, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's real estate operations and its ability to meet its non-recourse mortgage debt obligations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment of its non-digital real estate assets, in particular, its healthcare and hospitality assets, that could be material in the future.
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
For the three and six months ended June 30, 2020 and 2019, components of property operating income are as follows, excluding amounts related to discontinued operations (Note 16).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Lease income:
Fixed lease income	$180,067	$164,940	$362,159	$335,354
Variable lease income	16,820	14,891	33,111	31,240
	196,887	179,831	395,270	366,594
Hotel operating income	85,735	308,957	300,795	581,092
Data center service revenue	11,194	—	23,167	—
	$293,816	$488,788	$719,232	$947,686

Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, a number of tenants failed to make rent payments or make timely payments, and some sought more flexible payment terms or rent concessions. Local governments in certain jurisdictions have implemented or are considering implementing programs that permit or require forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment.
For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
The Company has agreed to provide the affected tenants primarily with a deferral of full or partial rent for two to three months, generally with deferred rent to be repaid in monthly installments over periods of four to 18 months. This resulted in an increase in receivables totaling $0.7 million as of June 30, 2020. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee. In certain instances, the Company has also agreed to rent forgiveness, totaling $0.6 million for full year 2020, of which $0.2 million relates to the six months ended June 30, 2020.
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
Loans receivable carried at fair value at June 30, 2020 are as follows:

	June 30, 2020
($ in thousands)	Unpaid Principal Balance	Fair Value	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Mortgage loans	$1,602,093	$672,983	8.2%	0.8
Mezzanine loans	610,073	348,579	12.6%	0.7
Non-mortgage loans	182,974	167,583	13.8%	4.7
	2,395,140	1,189,145
Variable rate
Mortgage loans	163,911	161,127	3.3%	0.1
Mezzanine loans	47,815	47,815	12.5%	1.1
	211,726	208,942
Loans receivable	$2,606,866	$1,398,087

Loans receivable carried at amortized cost at December 31, 2019 were as follows:

	December 31, 2019
($ in thousands)	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$471,472	$492,709	10.7%	1.6
Mezzanine loans	495,182	494,238	12.6%	0.6
Non-mortgage loans	149,380	148,623	12.9%	5.4
	1,116,034	1,135,570
Variable rate
Mortgage loans	171,848	172,269	4.1%	0.3
Mezzanine loans	44,887	44,637	12.7%	1.6
	216,735	216,906
	1,332,769	1,352,476
PCI Loans
Mortgage loans	1,165,804	248,535
Allowance for loan losses		(48,187)
		1,552,824
Interest receivable		13,504
Loans receivable	$2,498,573	$1,566,328

Past Due and Nonaccrual Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.

The table below presents the fair value and unpaid principal balance by aging of loans receivable at June 30, 2020 for which fair value option was elected.

	June 30, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
Loans receivable—fair value option
Current or less than 30 days past due	$687,273	$679,505	$7,768
30-59 days past due	—	—	—
60-89 days past due	—	—	—
90 days or more past due or nonaccrual	710,814	1,927,361	(1,216,547)
	$1,398,087	$2,606,866	$(1,208,779)

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
$1,352,476

For the Three and Six Months Ended June 30, 2019 and as of December 31, 2019
Troubled Debt Restructuring
During the three and six months ended June 30, 2019, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with concessions in interest rates, payment terms or default waivers.
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
The following table summarizes the non-PCI impaired loans at December 31, 2019:

		Gross Carrying Value before Interest Receivable
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
December 31, 2019	$326,151	$71,754	$259,011	$330,765	$48,146
The average carrying value and interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2019 were as follows.

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Average carrying value before allowance for loan losses and interest receivable	$310,914	$298,092
Total interest income recognized during the period impaired	1,289	4,292
Cash basis interest income recognized	—	447

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
There were no PCI loans acquired in the six months ended June 30, 2019.
Changes in accretable yield of PCI loans for the six months ended June 30, 2019 were as follows:

(In thousands)	Six Months Ended June 30, 2019
Beginning accretable yield	$9,620
Changes in accretable yield	407
Accretion recognized in earnings	(5,924)
Effect of changes in foreign exchange rates	(15)
Ending accretable yield	$4,088

At December 31, 2019, there were no PCI loans on the cash basis or cost recovery method for recognition of interest income.
Allowance for Loan Losses
Allowance for loan losses and related carrying values before interest receivable of loans held for investment at December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,146	$71,754
PCI loans	41	17,935
	$48,187	$89,689
Changes in allowance for loan losses for the six months ended June 30, 2019 are presented below.

(In thousands)	Six Months Ended June 30, 2019
Allowance for loan losses at January 1	$32,940
Provision for loan losses, net	18,614
Charge-off	(616)
Allowance for loan losses at June 30	$50,938

Provision for loan losses by loan type was as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Non-PCI loans	$12,807	$12,807
PCI loans	2,196	5,807
Total provision for loan losses, net	$15,003	$18,614

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2020, total unfunded lending commitments was $140.6 million, of which the Company's share was $37.9 million, net of amounts attributable to noncontrolling interests.
6. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	June 30, 2020	December 31, 2019
Equity Investments
Equity method investments
Investment ventures	$1,448,069	$1,845,129
Private funds	182,807	142,386
	1,630,876	1,987,515
Other equity investments
Marketable equity securities	116,911	138,586
Investment ventures	1,668	91,472
Private funds and non-traded REIT	42,044	38,641
Total equity investments	1,791,499	2,256,214

Debt Securities
N-Star CDO bonds, available for sale	32,271	54,859
CMBS of consolidated fund, at fair value	1,678	2,732
Total debt securities	33,949	57,591
Equity and debt investments	$1,825,448	$2,313,805

Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which the Company has elected the fair value option.
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

The Company’s investments accounted for under the equity method are summarized below:

($ in thousands)		Carrying Value at
Investments (1)	Description	June 30, 2020	December 31, 2019
Colony Credit Real Estate, Inc.(2)	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary (36.4% ownership)	$336,513	$725,443
RXR Realty, LLC	Common equity in investment venture with a real estate investor, developer and investment manager (sold in February 2020)	—	93,390
Preferred equity	Preferred equity investments with underlying real estate	140,313	138,428
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	575,555	543,296
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)	179,270	115,055
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles	393	21,940
Other investment ventures	Interests in 11 investments at June 30, 2020	189,569	127,088
Fair value option	Interests in initial stage, real estate development and hotel ventures and limited partnership interests in private equity funds	209,263	222,875
		$1,630,876	$1,987,515
__________

(1)
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

Significant Sales of Equity Method Investments
In February 2020, the Company sold its equity investment in RXR Realty, LLC for net proceeds after taxes of $179.1 million, recording a gain of $106.1 million, which is included in equity method earnings.
Impairment of Equity Method Investments
The Company evaluates its equity method investments for OTTI at each reporting period and recorded impairment of $297.0 million and $247.8 million for the three months ended June 30, 2020 and 2019, respectively, and $297.8 million and $250.4 million for the six months ended June 30, 2020 and 2019, respectively. Equity method investments that were written down to fair value during the six months ended June 30, 2020 and year ended December 31, 2019 had carrying values totaling $388.8 million and $745.3 million, respectively, at the time of impairment. Impairment charges were generally determined using recoverable values for investments resolved or sold, or investment values based upon projected exit strategies, other than for CLNC as discussed below.
CLNC
Other-Than-Temporary Impairment ("OTTI")—In the second quarter of 2020 and 2019, the Company determined that its investment in CLNC was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million and $227.9 million, respectively. In each case, the OTTI charge was measured as the excess of carrying value over market value of its investment in CLNC based upon CLNC's closing stock price on the last trading day of the quarter of $7.02 per share on June 30, 2020 and $15.50 per share on June 28, 2019.
At June 30, 2020, the Company's investment in CLNC had a carrying value of $611.2 million prior to the OTTI charge, which was in excess of its market value of $336.5 million. In March and April 2020, there was a significant decrease in CLNC's stock price, which reflected the significant volatility in equity markets and the significant decline in equity prices, for mortgage REITs and across industries, due to the COVID-19 crisis. Along with other publicly traded mortgage REITs, CLNC has seen a rebound in its stock price in May and June 2020, but its stock continues to trade below pre-COVID-19 levels. As of June 30, 2020, there was not a large disparity between the Company's carrying value in CLNC and CLNC's internal estimated NAV. Nevertheless, with increasing uncertainty over the extent and duration of the COVID-19 crisis, and the timeline for a recovery in the U.S economy, the Company believes that it is unlikely that the CLNC stock will recover and trade closer to its NAV in the near term. Accordingly, the Company also believes that it would be unlikely that the shortfall in market value relative to carrying value of its investment in CLNC would recover in the near term. As a result, the Company recognized an other-than-temporary impairment on its investment in CLNC.

Basis Difference—The impairment charge in June 2019 resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address this basis difference, the Company allocated the impairment charge on a relative fair value basis to investments identified by CLNC as non-strategic assets. Accordingly, for any future impairment charges taken by CLNC on these non-strategic assets, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective underlying investments has been fully eliminated. For the three and six months ended June 30, 2020, the Company reduced its share of net loss from CLNC by $8.7 million and $27.9 million, respectively, representing the basis difference allocated to non-strategic assets realized by CLNC during these periods. The remaining basis difference at June 30, 2020 was $58.9 million. The impairment charge on its investment in CLNC in June 2020 will establish additional basis difference moving forward.
Other Equity Investments
Other equity investments consist of the following:
Marketable Equity Securities—These are primarily equity investment in a third party managed mutual fund and publicly traded equity securities held by a consolidated private open-end fund. The equity securities of the consolidated fund comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the digital real estate and telecommunication sectors.
Investment Ventures—In April 2020, the Company recapitalized its co-investment venture, which holds common equity in the Albertsons supermarket chain, and reduced its interest in the venture from 50% to 2%, generating total proceeds of $148.5 million and realizing a gain of $60.7 million to the venture, of which the Company's share is 50%. The interest recapitalized by the venture entitles the Company and its original co-investors to potential future profit allocation, which takes the form of an allocation of returns from the venture in excess of a minimum return threshold achieved by the new venture partner. The potential future profit allocation, of which the Company shares in 49%, is assigned a fair value each reporting period assuming a liquidation of the venture as of the reporting date. Such fair value may fluctuate over time based upon achievement of the minimum return threshold. Additionally, a portion of the venture's interest in Albertsons was monetized in conjunction with Albertsons' recapitalization and subsequent initial public offering in June 2020. The Company's remaining equity interest in the venture is valued based upon the publicly traded stock price of Albertsons Companies, Inc. ("ACI"), adjusted for liquidity restrictions attributable to lock-up provisions on the venture's holdings in ACI.
Private Funds and Non-Traded REIT—This represents interests in a Company-sponsored private fund and a non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), and limited partnership interest in a third party private fund sponsored by an equity method investee, for which the Company elected the NAV practical expedient (Note 12).
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At June 30, 2020, the Company’s share of these commitments was $49.7 million.
Private Funds—At June 30, 2020, the Company has unfunded commitments of $228.6 million to Company sponsored and third party sponsored funds.
Debt Securities
The Company's investment in debt securities is composed of available-for-sale N-Star CDO bonds and commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company which is currently in liquidation. The CMBS held by the sponsored investment company were sold and liquidating distributions were made subsequent to June 30, 2020.
AFS Debt Securities
The N-Star CDO bonds are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF that were subsequently repurchased by NRF at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.

The following tables summarize the balance and activities of the N-Star CDO bonds.

	Amortized Cost Without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
June 30, 2020	$46,922	$(22,229)	$7,578	$—	$32,271
December 31, 2019	46,002	NA	8,857	—	54,859
There were no sales of N-Star CDO bonds during the six months ended June 30, 2020 and year ended December 31, 2019.
At June 30, 2020, the N-Star CDO bonds have contractual maturity ranging from approximately 17 to 21 years, and expected maturity of 7 months to 3.5 years based upon expected cash flows.
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

For the three and six months ended June 30, 2020, the Company recorded allowance for credit loss in other loss of $21.4 million and $22.2 million, respectively. The credit loss was determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At June 30, 2020, there were no AFS debt securities in unrealized loss positions without allowance for credit loss.
For both three and six months ended June 30, 2019, the Company recorded OTTI loss on AFS debt securities of $0.7 million in other loss. The losses were due to an adverse change in expected cash flows on N-Star CDO bonds. The Company believed that it was not likely that it would recover the full amortized cost on these securities, primarily based upon the performance and value of the underlying collateral. At December 31, 2019, there were no AFS debt securities with unrealized loss in AOCI.

7. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the carrying value of goodwill.

	Six Months Ended June 30,
(In thousands)	2020	2019
Beginning balance	$1,452,891	$1,514,561
Business combination (Note 3) (1)	(7,134)	—
Impairment	(594,000)	—
Ending balance	$851,757	$1,514,561
__________

(1)	Includes the effects of measurement period adjustments within a one year period following the consummation of a business combination.
In the first quarter of 2020, $51.0 million of goodwill was reassigned from the other investment management segment to the digital reportable segment to reflect the value associated with certain existing investment vehicles that were repurposed to execute an investment strategy focused on the digital sector, as well as a team of professionals dedicated to the strategy. The amount that was reassigned to the digital segment was determined based upon the fair value of this digital strategy platform relative to the overall other investment management goodwill balance prior to the reassignment.
Goodwill balance by reportable segment is as follows.

(In thousands)	June 30, 2020	December 31, 2019
Balance by reportable segment:
Digital (1)	$770,196	$726,330
Other investment management	81,561	726,561
	$851,757	$1,452,891
__________

(1)	At June 30, 2020 and December 31, 2019, goodwill of $140.5 million related to the DBH acquisition was deductible for income tax purposes.
Impairment of Goodwill
Digital—The Company believes that the current shift and increased reliance on a digital economy positions the Company's digital real estate and digital investment management business for further growth. Therefore, the Company determined that there were no indicators of impairment on goodwill in the digital reportable segment.
Other Investment Management—In connection with the review and preparation of the financial statements, the Company determined that the deterioration in economic conditions as a result of COVID-19 and the Company's acceleration of its digital transformation in the second quarter of 2020 represent indicators of impairment to its other investment management goodwill. Accordingly, the Company updated its quantitative test of the other investment management goodwill, which indicated that the carrying value of the other investment management reporting unit including goodwill at March 31, 2020 and at June 30, 2020 exceeded its estimated fair value at each balance sheet date. As a result, the Company recognized impairment loss on its other investment management goodwill of $79.0 million and $515.0 million in the first and second quarters of 2020, respectively.
Valuation of the other investment management reporting unit contemplated a transition from certain of the Company's non-digital management business to a digitally-focused investment management business beginning in the fourth quarter of 2019. As discussed in Note 1, the Company determined in the second quarter of 2020 that it would accelerate the transition and focus on growing its digital investment management business. Consequently, as of June 30, 2020, the Company did not ascribe any value to future capital raising potential of the other investment management reporting unit, which represents the credit and opportunity fund management business, as it is no longer part of the Company's long-term strategy. Regarding the CLNC management contract, the COVID-19 crisis has caused the Company to postpone its plan to sell the contract. At June 30, 2020, the contract is valued based upon its contractual termination value, which the Company believes approximates fair value.
As previously discussed, the acceleration of a digital strategy, combined with the negative economic effects of COVID-19 on property operations and market values in 2020, resulted in significant reduction in value of the Company's non-digital balance sheet. Such reduction in turn translated into a significant decrease in value of the other investment management reporting unit. The Company had previously considered the hypothetical value of its non-digital investment management business in a spinoff that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's non-digital balance sheet assets. Under current circumstances, the Company determined that as of June 30, 2020, the hypothetical contract would have inconsequential, if any, remaining value to a market participant, and wrote off the value of internally managing its non-digital balance sheet.
The remaining balance of the goodwill in the other investment management segment of $81.6 million as of June 30, 2020 is expected to be fully written off in the near future when a runoff of the credit management business is substantially completed.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for sale, are as follows.

	June 30, 2020			December 31, 2019
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease intangible assets (2)	$403,826	$(158,178)	$245,648	$425,106	$(123,686)	$301,420
Investment management intangibles (3)	285,233	(114,393)	170,840	285,233	(96,466)	188,767
Customer relationships (4)	73,400	(3,296)	70,104	71,000	(250)	70,750
Trade names (5)	39,601	(2,380)	37,221	39,600	(185)	39,415
Other (6)	48,565	(7,157)	41,408	41,211	(2,710)	38,501
Total deferred leasing costs and intangible assets	$850,625	$(285,404)	$565,221	$862,150	$(223,297)	$638,853
Intangible Liabilities
Lease intangible liabilities (2)	$158,862	$(71,667)	$87,195	$174,208	$(62,724)	$111,484
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition (Note 3). Amounts are presented net of impairments and write-offs.

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

(6)
Represents primarily DataBank data center service contracts and hotel franchise agreements which are amortized over the term of the respective contracts or agreements, and value of certificates of need associated with certain healthcare portfolios which are not amortized.

Impairment of Identifiable Intangible Assets
An investment management contract that was written down to fair value during the year ended December 31, 2019 had a carrying value of $62.4 million at the time of impairment. The fair value of the intangible asset was based upon revised future net cash flows to be generated over the remaining life of the contract, representing Level 3 fair value.
Other than real estate intangibles which were impaired as part of the real estate asset group as discussed in Note 4, there were no impairments of identifiable intangible assets in the three and six months ended June 30, 2020 and 2019.

Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 16):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net increase to rental income (1)	$370	$1,838	$3,724	$3,741

Amortization expense
Deferred leasing costs and lease intangibles	$11,189	$7,874	$31,278	$16,545
Investment management intangibles	8,902	6,075	17,923	13,902
Customer relationships	1,572	836	3,046	1,672
Trade name	1,098	—	2,196	—
Other	4,169	402	4,455	654
	$26,930	$15,187	$58,898	$32,773
__________

(1)	Represents the impact of amortizing above- and below-market leases and lease incentives.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale.

	Year Ending December 31,
(In thousands)	Remaining 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Net increase (decrease) to rental income	$2,867	$6,444	$6,077	$6,803	$(5,634)	$(10,478)	$6,079
Amortization expense	48,499	80,318	62,220	51,208	47,109	152,785	442,139

8. Assets and Related Liabilities Held for Sale
The Company's assets and related liabilities held for sale are summarized below:

(In thousands)	June 30, 2020	December 31, 2019
Assets
Restricted cash	$4,921	$15,585
Real estate, net	652,040	799,415
Deferred leasing costs and intangible assets, net	29,899	33,236
Other assets	18,357	21,816
Total assets held for sale	$705,217	$870,052

Liabilities
Debt, net	$233,394	$232,944
Lease intangibles and other liabilities, net	28,397	35,208
Total liabilities related to assets held for sale	$261,791	$268,152

Assets and Liabilities Related to Discontinued Operations
At June 30, 2020 and December 31, 2019, the bulk industrial portfolio remained held for sale, with assets consisting primarily of real estate and related intangibles totaling $370.0 million and $372.0 million, respectively, and liabilities consisting primarily of debt totaling $235.6 million and $235.0 million, respectively.

9. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	June 30, 2020	December 31, 2019
Capital expenditures reserves (1)	$36,779	$89,901
Real estate escrow reserves (2)	33,811	38,326
Borrower escrow deposits	7,327	8,079
Lender restricted cash (3)	46,722	41,591
Other	20,590	26,026
Total restricted cash	$145,229	$203,923
__________

(1)	Represents primarily cash held by lenders for capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.

(2)	Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.

(3)	Represents operating cash from the Company's investment properties that are restricted by lenders in accordance with respective debt agreements.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2020	December 31, 2019
Straight-line rents	$45,061	$37,352
Hotel-related deposits and reserves (1)	17,718	18,065
Investment deposits and pending deal costs	33,876	32,994
Deferred financing costs, net (2)	3,158	2,794
Derivative assets (Note 11)	4,933	21,386
Prepaid taxes and deferred tax assets, net	52,591	82,344
Receivables from resolution of investments (3)	3,836	63,984
Operating lease right-of-use asset, net	200,854	220,560
Accounts receivable, net (4)	72,572	83,723
Prepaid expenses	32,004	30,761
Other assets	31,148	30,413
Fixed assets, net (5)	29,558	44,768
Total other assets	$527,309	$669,144
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

(4)
Includes receivables from tenants, hotel operating income, resident fees, property level insurance, and asset management fees, net of allowance for doubtful accounts, where applicable, of $6.4 million at June 30, 2020 and $2.8 million at December 31, 2019.

(5)	Reflects impairment of $12.3 million on the corporate aircraft in the second quarter of 2020 to estimated recoverable value based upon a shortened holding period.
Deferred Tax Asset
Valuation Allowance—During the six months ended June 30, 2020, there was a net increase in valuation allowance of $42.4 million, primarily as a result of uncertainties in future realization of tax benefit on net operating losses in the hospitality and healthcare segments, taking into consideration the impairment of assets in these segments. At June 30, 2020, total valuation allowance was $70.3 million.
Impact of CARES Act—The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020, and allowed for a carryback of NOL generated in years 2018 through 2020 to the five taxable years preceding the taxable year of loss. The Company has approximately $28.1 million of NOL available for carryback under the CARES Act and recorded $3.3 million of income tax benefit to reflect the carryback. The Company also reclassified $8.8 million of deferred tax asset to current tax receivable as of June 30, 2020, which reflects refunds received in July 2020 or expected to be received in the next twelve months as a result of the carryback.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2020	December 31, 2019
Tenant security deposits and payable	$15,719	$15,293
Borrower escrow deposits	7,327	9,903
Deferred income (1)	33,787	32,318
Interest payable	63,972	38,487
Derivative liabilities (Note 11)	94,677	127,531
Current and deferred income tax liability	195,278	222,206
Operating lease liability	178,000	181,297
Accrued compensation	48,115	83,351
Accrued carried interest and incentive fee compensation	230	50,360
Accrued real estate and other taxes	42,967	39,923
Accounts payable and accrued expenses	131,047	143,852
Other liabilities	58,828	71,377
Total accrued and other liabilities	$869,947	$1,015,898
__________

(1)
Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, and deferred management fees, primarily from digital investment vehicles. Deferred management fees totaling $17.7 million at June 30, 2020 and $18.3 million at December 31, 2019 will be recognized as fee income over a weighted average period of 1.5 years and 1.2 years, respectively. Deferred management fees recognized as income of $6.6 million and $0.4 million in the three months ended June 30, 2020 and 2019, respectively, and $8.7 million and $0.7 million in the six months ended June 30, 2020 and 2019, respectively, pertain to the deferred management fee balance at the beginning of each respective period.

10. Debt
The Company's debt consists of the following components, excluding debt associated with the industrial segment, which is included in liabilities related to assets held for sale (Note 8).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
June 30, 2020
Debt at amortized cost
Principal	$400,000	$616,105	$8,081,302	$280,117	$9,377,524
Premium (discount), net	—	2,011	(14,569)	(77,795)	(90,353)
Deferred financing costs	—	(3,078)	(72,979)	—	(76,057)
	$400,000	$615,038	$7,993,754	$202,322	$9,211,114
December 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$8,276,620	$280,117	$9,172,842
Premium (discount), net	—	2,243	(17,126)	(78,927)	(93,810)
Deferred financing costs	—	(4,296)	(90,828)	—	(95,124)
	$—	$614,052	$8,168,666	$201,190	$8,983,908
__________

(1)	Deferred financing costs related to the corporate credit facility are included in other assets.

(2)
Debt principal totaling $449.7 million at June 30, 2020 and $515.6 million at December 31, 2019 relates to financing on assets held for sale. Debt associated with assets held for sale that is expected to be assumed by the buyer is included in liabilities related to assets held for sale (Note 8).

The following table summarizes certain information about debt carried at amortized cost. For information as of June 30, 2020, weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of the date of this filing, and the extension option is at the Company’s discretion. The Company is providing the updated information even if extension criteria had been met as of June 30, 2020 given the post period defaults as described below. For information as of December 31, 2019, weighted average years remaining to maturity is based on initial maturity dates or extended maturity dates if the criteria to extend have been met as of December 31, 2019 and the extension option is at the Company’s discretion.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)
June 30, 2020
Recourse
Corporate credit facility	$—	N/A	N/A	$400,000	2.69%	1.5	$400,000	2.69%	1.5
Convertible and exchangeable senior notes(1)	616,105	4.27%	1.5	—	N/A	N/A	616,105	4.27%	1.5
Junior subordinated debt (2)	—	N/A	N/A	280,117	3.17%	15.9	280,117	3.17%	15.9
Secured debt (3)	33,949	5.02%	5.4	—	N/A	N/A	33,949	5.02%	5.4
	650,054			680,117			1,330,171
Non-recourse
Secured debt
Digital	—	N/A	N/A	515,007	5.47%	4.4	515,007	5.47%	4.4
Healthcare	404,423	4.55%	4.6	2,518,019	3.78%	3.7	2,922,442	3.88%	3.9
Hospitality	14,271	12.74%	0.1	2,653,103	3.23%	0.8	2,667,374	3.29%	0.8
Other Real Estate Equity	153,204	4.23%	2.8	1,569,030	3.11%	1.3	1,722,234	3.21%	1.5
Real Estate Debt	—	N/A	N/A	220,296	3.46%	1.7	220,296	3.46%	1.7
	571,898			7,475,455			8,047,353
	$1,221,952			$8,155,572			$9,377,524
December 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.0	$—	N/A	2.0
Convertible and exchangeable senior notes(1)	616,105	4.27%	2.0	—	N/A	N/A	616,105	4.27%	2.0
Junior subordinated debt (2)	—	N/A	N/A	280,117	4.77%	16.4	280,117	4.77%	16.4
Secured debt (3)	35,072	5.02%	5.9	—	N/A	N/A	35,072	5.02%	5.9
	651,177			280,117			931,294
Non-recourse
Secured debt
Digital	—	N/A	N/A	539,155	6.98%	4.8	539,155	6.98%	4.8
Healthcare	405,980	4.55%	5.1	2,547,726	5.22%	4.3	2,953,706	5.13%	4.4
Hospitality	13,494	12.71%	1.6	2,653,853	4.83%	4.6	2,667,347	4.87%	4.6
Other Real Estate Equity	151,777	4.26%	3.4	1,652,870	4.08%	2.8	1,804,647	4.09%	2.9
Real Estate Debt	—	N/A	N/A	276,693	3.72%	1.8	276,693	3.72%	1.8
	571,251			7,670,297			8,241,548
	$1,222,428			$7,950,414			$9,172,842
__________

(1)
The 5.375% exchangeable senior notes represent an obligation of a subsidiary of NRF as the issuer. The exchangeable notes may be exchanged for cash, Colony Capital, Inc.'s common stock or a combination thereof, at the issuer's election, as described further below.

(2)
Represents an obligation of NRF as the junior subordinated debt was issued by certain subsidiaries of NRF, as described further below. Accordingly, Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not guarantors on the junior subordinated debt.

(3)	The fixed rate recourse debt is secured by the Company's aircraft.

(4)	Calculated based upon outstanding debt principal at balance sheet date and for variable rate debt, the applicable index plus spread at balance sheet date.

(5)	Calculated based upon initial maturity dates of the respective debt, or extended maturity dates if extension criteria are met and extension option is at the Company's discretion as described above.
Non-Recourse Investment-Level Debt in Default
The Company has investment-level debt, which is non-recourse to the Company, with aggregate outstanding principal of $7.5 billion in the hospitality, healthcare and other equity and debt segments at June 30, 2020. Of this amount, $3.28 billion, based on outstanding balance at June 30, 2020, was in default as of the date of this filing.

The majority of the defaulted debt was in the hospitality segment and the THL Hotel Portfolio in the other equity and debt segment for a combined total of $3.03 billion as a result of the economic fallout from COVID-19. The Company received notices of acceleration with respect to defaulted debt of $780.0 million in the hospitality segment and $842.7 million related to the THL Hotel Portfolio. The $780.0 million accelerated debt in the hospitality segment is secured by a portfolio of 48 hotels, and receivers have been or are expected to be appointed for all of these assets. In connection with the remaining defaulted hotel debt, the Company continues to be in active negotiations with the respective lenders or servicers to execute or extend forbearances, execute debt modifications, including extension of upcoming maturities in 2020, or make other arrangements, as appropriate. The remaining $482.4 million of debt in the hospitality segment was not in default.
Other defaulted debt is composed of $203.0 million in the healthcare segment and $51.7 million in the other equity and debt segment based on outstanding balance at June 30, 2020 ($235.6 million in total across both segments at December 31, 2019), the majority of which was in default prior to the COVID-19 crisis. In August 2020, the Company indirectly conveyed the equity of certain of its healthcare borrower subsidiaries, comprising 36 assets in its senior housing operating portfolio and $157.9 million of the aforementioned defaulted healthcare debt (based on outstanding balance at June 30, 2020), to an affiliate of the lender, which released the Company from all rights and obligations with respect to those healthcare assets and corresponding debt. In connection with the remaining defaulted debt in the healthcare segment of $45.1 million and also in the other equity and debt segment, the Company is negotiating with its lenders to restructure the debt or make other arrangements, as appropriate.
There can be no assurance that the Company will be successful in any of the negotiations with its lenders or servicers with respect to the aforementioned non-recourse investment level debt that is in default.
Corporate Credit Facility
On June 29, 2020, the OP entered into the Fourth Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of January 10, 2017 (as amended, supplemented or otherwise modified from time to time prior to the date hereof, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto.
The Amendment modified the aggregate amount of revolving commitments available under the Credit Agreement to $500 million (previously $750 million). The credit facility is scheduled to mature in January 2021, with two 6-month extension options (representing no change to the overall term due to the Amendment), each subject to a fee of 0.10% of the commitment amount upon exercise. In the event that the Company exercises its first extension option, the aggregate amount of revolving commitments available under the Credit Agreement will be reduced to $400 million on March 31, 2021.
Pursuant to the Amendment, advances under the Credit Agreement accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 2.50% (previously 2.25%), or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.50% (previously 1.25%). In the event that the OP exercises the first extension option, the foregoing rates will be permanently increased by 0.25% for periods from and after January 11, 2021. Unused amounts under the credit facility accrue a per annum commitment fee of 0.35%.
The maximum amount available to be drawn at any time under the credit facility is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement).
In connection with the Amendment, the Company paid down $200 million of the $600 million previously drawn and outstanding on the credit facility and in July 2020, fully repaid all outstanding amounts. As of the date of this filing, the full $500 million is available to be drawn under the facility.
The Amendment provided for modifications to the financial covenants and the borrowing base including, among other things: exclusion of certain non-recourse debt and related assets in the calculation of certain financial ratios (such assets, the “Specified Excluded Assets”), exclusion of EBITDA and fixed charges of Specified Excluded Assets in the calculation of the OP’s fixed charge coverage ratio, which must exceed 1.3 to 1.0, reduction of the minimum tangible net worth covenant from $4.55 billion to $1.74 billion, which must exclude the net worth of Specified Excluded Assets, and modification to the borrowing base to increase capacity for digital investment management and include digital infrastructure investments. As of June 30, 2020 and through the date of this filing, the Company was in compliance with all of the financial covenants.
The Credit Agreement also contains various additional affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement.

Further, as a result of modifications to the permitted investments and restricted payment provisions in the Amendment, during the term of the Credit Agreement, the Company is prohibited from, among other things, (i) making any investments other than (A) investments in digital infrastructure assets and (B) pre-existing obligations and protective investments in existing assets to preserve, administer or otherwise realize on such investment, (ii) repurchasing capital stock of the Company and (iii) paying dividends, other than for (A) paying dividends to maintain the Company’s status as a REIT, (B) reducing the payment of income taxes and (C) paying dividends on the Company’s preferred equity.
Certain of the Company’s subsidiaries guarantee the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
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
Convertible and Exchangeable Senior Notes
The convertible senior notes and the 5.375% exchangeable senior notes were issued by Colony Capital, Inc. and by a subsidiary of NRF, respectively, representing senior unsecured obligations that are guaranteed on a senior unsecured basis by their respective issuers.
Convertible and exchangeable senior notes issued by the Company and outstanding as of June 30, 2020 are as follows:

Description	Issuance Date	Due Date	Interest Rate	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2020	December 31, 2019

5.00% Convertible Notes	April 2013	April 15, 2023	5.00	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Notes	January and June 2014	January 15, 2021	3.875	16.57	60.3431	24,288	January 22, 2019	402,500	402,500
5.375% Exchangeable Notes	June 2013	June 15, 2033	5.375	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$616,105	$616,105
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
The exchangeable notes may be exchanged for cash, Colony Capital, Inc's common stock or a combination thereof, at the issuer's election, upon the occurrence of specified events, and at any time on or after their respective redemption dates, and on the second business day immediately preceding their maturity dates. The holders of the exchangeable notes have the right, at their option, to require the issuer to repurchase the exchangeable notes for cash on certain specific dates in accordance with the terms of their respective governing documents.
Issuance of Exchangeable Notes and Repurchase of Convertible Notes
In July 2020, the OP issued $300.0 million of exchangeable notes with maturity in July 2025, bearing interest at 5.75% per annum, and exchangeable into shares of the Company's class A common stock at an initial exchange rate equal to 434.7826 shares of common stock per $1,000 principal amount of notes, equivalent to an exchange price of approximately $2.30 per share. The initial exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Net proceeds from this issuance, after deducting underwriting discounts, commissions and offering expenses, were $291.0 million, which were applied to partially repurchase $289.7 million of the outstanding principal of the 3.875% convertible notes for total purchase price of $289.2 million, including accrued and unpaid interest.
Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate and mortgage loans receivable.
Junior Subordinated Debt
A subsidiary of the Company (the “Issuer”) assumed certain junior subordinated debt through the Merger at fair value. Prior to the Merger, subsidiaries of NRF, which were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”), issued trust preferred securities ("TruPS") in private placement offerings. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by NRF at the time of the offerings (the "Junior Notes").  As Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not issuers of the junior subordinated debt, neither are obligors nor guarantors on the junior subordinated debt and TruPS.
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
Fair value of derivative assets and derivative liabilities are as follows:

	June 30, 2020			December 31, 2019
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$990	$990	$15,307	$1,271	$16,578
Interest rate contracts	72	309	381	78	237	315
Performance swaps	—	3,562	3,562	—	4,493	4,493
Included in other assets	$72	$4,861	$4,933	$15,385	$6,001	$21,386
Derivative Liabilities
Foreign exchange contracts	$—	$—	$—	$8,134	$2,482	$10,616
Forward contracts	—	94,677	94,677	—	116,915	116,915
Included in accrued and other liabilities	$—	$94,677	$94,677	$8,134	$119,397	$127,531

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit, included in other assets, of $12.8 million and $10.0 million at June 30, 2020 and December 31, 2019, respectively, all of which related to the forward contracts and performance swaps discussed below.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts and certain key terms of non-designated foreign exchange contracts in place at June 30, 2020:

Hedged Currency	Instrument Type	Notional Amount (in thousands)	FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Put options	€336,000	Min $0.95 / Max $1.00	November 2020 to May 2022
GBP	Put options	£64,000	Min $1.05 / Max $1.10	November 2020 to May 2021

The Company’s foreign denominated net investments in subsidiaries or joint ventures were €491.8 million and £267.6 million, or a total of $0.9 billion at June 30, 2020, and €517.9 million and £275.5 million, or a total of $0.9 billion at December 31, 2019.
The Company enters into foreign exchange contracts to hedge the foreign currency exposure of certain investments in foreign subsidiaries or equity method joint ventures, with notional amounts and termination dates based upon the anticipated return of capital from the investments. Prior to the second quarter of 2020, the Company utilized primarily (i) forward contracts whereby the Company agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars and (ii) costless collars consisting of caps and floors, which consisted of a combination of currency options with single date expirations. Both types of hedging strategies were designated as net investment hedges.
During the second quarter of 2020, the Company unwound all of its existing foreign currency hedges and entered into foreign currency put options with upfront premiums whereby the Company gains protection against foreign currency weakening below a specified level. The put options are set to expire in increments according to the Company's expected monetization timeframe of the hedged investments, but the notional amounts are not identifiable to specific investments. Accordingly, the put options are not designated for hedge accounting purposes.
Designated Net Investment Hedges
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Designated net investment hedges:
Realized gain transferred from AOCI to earnings	$—	$786	$—	$1,026
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments. Any unrealized gain or loss on the dedesignated portion of net investment hedges and on non-designated foreign exchange contracts are recorded in other gain (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Dedesignated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$(17)	$19	$1,485	$(400)
Non-designated foreign exchange contracts:
Unrealized gain (loss) in earnings	(776)	—	(776)	—

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at June 30, 2020.

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate caps	$—	$4,674,004	1-Month LIBOR	3.0% - 5.70%	July 2020 to November 2021
Interest rate caps	€232,845	€485,405	3-Month EURIBOR	1.0% - 1.5%	January 2021 to June 2024
Interest rate caps	£—	£355,277	3-Month GBP LIBOR	1.5% - 2.25%	November 2020 to October 2022

The following table summarizes amounts recorded in the income statements related to interest rate contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest expense on designated interest rate contracts (1)	$4	$—	$6	$—
Realized and unrealized gain (loss), net on non-designated interest rate contracts (2)	(105)	(89,610)	74	(149,136)

__________

(1)	Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.

(2)
For the three and six months ended June 30, 2019, amounts include unrealized loss of $86.9 million and $146.1 million, respectively, on a $2.0 billion notional forward starting swap assumed through the Merger, which was settled at the end of 2019.

Forward Contracts and Performance Swaps
The Company has an equity investment in a third party managed real estate mutual fund, accounted for as marketable equity securities carried at fair value. The Company had previously entered into a series of forward contracts on its shares in the mutual fund in an aggregate notional amount of $100 million, equal to its initial investment in the fund, and concurrently, entered into a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The Company settled the forwards and swaps in cash upon expiration in January 2020, realizing a gain of $5.8 million. In January 2020, the Company entered into another series of forward and swap contracts with similar terms to the previous transaction. The forward contracts have a combined notional amount of $119 million and expire in January 2021, to be settled in cash or through delivery of the mutual fund shares at the election of the Company. The new forward and swap transactions required an initial combined collateral deposit of $14.3 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold.
The forwards and swaps are not designated as hedges for accounting purposes. All realized and unrealized gains (losses) are recorded in other gain (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Realized and unrealized gain (loss), net on derivatives:
Forward contracts	$(10,807)	$(1,089)	$22,238	$(12,373)
Performance swaps	3,414	948	4,874	3,570
Unrealized gain (loss) on marketable equity securities held at period end:
Real estate mutual fund	10,842	1,084	(22,273)	12,909

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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
June 30, 2020
Derivative Assets
Foreign exchange contracts	$990	$—	$—	$990
Interest rate contracts	381	—	—	381
Performance swaps	3,562	(3,562)	—	—
	$4,933	$(3,562)	$—	$1,371
Derivative Liabilities
Forward contracts	$(94,677)	$3,562	$12,752	$(78,363)

December 31, 2019
Derivative Assets
Foreign exchange contracts	$16,578	$(4,385)	$—	$12,193
Interest rate contracts	315	—	—	315
Performance swaps	4,493	(4,493)	—	—
	$21,386	$(8,878)	$—	$12,508
Derivative Liabilities
Foreign exchange contracts	$(10,616)	$4,385	$—	$(6,231)
Forward contracts	(116,915)	4,493	9,981	(102,441)
	$(127,531)	$8,878	$9,981	$(108,672)

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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets
Marketable equity securities	$116,911	$—	$—	$116,911
AFS debt securities	—	—	32,271	32,271
CMBS of consolidated fund	—	1,678	—	1,678
Other assets—derivative assets	—	4,933	—	4,933
Fair Value Option:
Loans receivable	—	—	1,398,087	1,398,087
Equity method investments	—	—	209,263	209,263
Liabilities
Other liabilities—settlement liability	—	—	9,148	9,148
December 31, 2019
Assets
Marketable equity securities	$138,586	$—	$—	$138,586
AFS debt securities	—	—	54,859	54,859
CMBS of consolidated fund	—	2,732	—	2,732
Other assets—derivative assets	—	21,386	—	21,386
Fair Value Option:
Equity method investments	—	—	222,875	222,875
Liabilities
Other liabilities—derivative liabilities	—	127,531	—	127,531
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330

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
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure in July 2017 of a portfolio of limited service hotels ("THL Hotel Portfolio"), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million based upon the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company and certain investment vehicles managed by the Company. The contingent consideration is measured based upon the probability of the former preferred equity holder receiving such payment, classified as Level 3 fair value. At June 30, 2020, the contingent consideration liability was determined to have zero value as it was no longer probable that such payment would be made following the adverse effect of COVID-19 on the operations and performance of the THL Hotel Portfolio. The liability, valued at $9.3 million at December 31, 2019, was written off in the second quarter of 2020 as a gain, recorded in other gain (loss) on the consolidated statements of operations.
Other Liabilities—Settlement Liability
As discussed in Note 1, in connection with the cooperation agreement entered into with Blackwells in March 2020, the Company and Blackwells contemporaneously entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of the Company's class A common stock. Pursuant to the arrangement, the Company contributed its class A common stock, valued at $14.7 million by the venture, and Blackwells contributed $1.47 million of cash that was then distributed to the Company, resulting in a net capital contribution of $13.23 million by the Company in the venture. All of the class A common stock held in the venture had been repurchased by the Company in March 2020 (Note 14). Blackwells may cause the arrangement to be dissolved and all underlying assets distributed at any time, and the Company may do the same after three years. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in March 2020.
The settlement liability is a fair value measure of the disproportionate allocation of future profits distribution to Blackwells pursuant to the joint venture arrangement. Such profits will be derived from dividend payments and any appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles. The profits distribution is payable in cash, the Company's class A common stock or a combination of both at the Company's election. The settlement liability, classified as a Level 3 fair value, is measured using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution occurs at the end of the third year in March 2023, and is remeasured at each reporting period. At June 30, 2020, the settlement liability was valued at $9.1 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 72.6% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) zero expected dividend yield given the Company's suspension of its common stock dividend for the second quarter of 2020; and (c) risk free rate of 0.17% per annum based upon a compounded zero-coupon U.S. Treasury yield. The settlement liability increased $5.3 million from inception to June 30, 2020, recorded as other loss on the consolidated statement of operations.
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

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
June 30, 2020
AFS debt securities	$32,271	Discounted cash flows	Discount rate	28.4% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans receivable	1,368,087	Discounted cash flows	Discount rate	12.9% (7.3% - 25.7%)	Decrease
Loans receivable	30,000	Transaction price(5)	N/A	N/A	N/A
Equity method investments—third party private equity funds	3,144	NAV(3)	N/A	N/A	N/A
Equity method investments—other	17,816	Discounted cash flows	Discount rate	13.8% (7.0% - 17.2%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	4.1x	(4)
Equity method investments—other	163,303	Transaction price(5)	N/A	N/A	N/A

December 31, 2019
AFS debt securities	$54,859	Discounted cash flows	Discount rate	22.3% (16.8% - 65.0%)	Decrease
Fair Value Option:
Equity method investments—third party private equity funds	5,391	NAV(3)	N/A	N/A	N/A
Equity method investments—other	18,574	Discounted cash flows	Discount rate	10.1% (5.1% - 15.8%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	3.7x	(4)
Equity method investments—other	173,910	Transaction price(5)	N/A	N/A	N/A
__________

(1)	Weighted average discount rates are calculated based upon undiscounted cash flows.

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

		Fair Value Option
(In thousands)	AFS Debt Securities	Loans Receivable	Equity Method Investments
Fair value at December 31, 2018	$64,127	$—	$81,085
Purchases, contributions and accretion	3,267	—	102,273
Paydowns, distributions and sales	(5,582)	—	(8,005)
Realized and unrealized gains (losses) in earnings, net	(667)	—	1,946
Other comprehensive income	1,297	—	—
Fair value at June 30, 2019	$62,442	$—	$177,299

Net unrealized gains (losses) in earnings on instruments held at June 30, 2019	$—	$—	$1,194

Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	1,849	153,418	771
Paydowns, distributions and sales	(3,229)	(62,302)	(836)
Interest accrual, including capitalization of paid-in-kind interest	—	25,116	—
Allowance for credit losses	(22,229)	—	—
Realized and unrealized gains (losses) in earnings, net	—	(281,266)	(12,139)
Other comprehensive income (loss) (1)	1,021	(6,514)	(1,408)
Fair value at June 30, 2020	$32,271	$1,398,087	$209,263

Net unrealized gains (losses) on instruments held at June 30, 2020:
In earnings	$—	$(281,266)	$(12,139)
In other comprehensive income (loss)	$1,021	$—	$—

__________

(1)
Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.

Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored private fund and a non-traded REIT, and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles.

	June 30, 2020		December 31, 2019
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$14,963	$9,137	$16,271	$11,058
Non-traded REIT—real estate	24,358	—	19,358	—
Private fund—emerging market private equity	2,723	—	3,012	—

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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Liabilities
Debt at amortized cost
Corporate credit facility	$—	$400,000	$—	$400,000	$400,000
Convertible and exchangeable senior notes	549,344	13,095	—	562,439	615,038
Secured debt	—	—	7,674,887	7,674,887	7,993,754
Secured debt related to assets held for sale	—	—	235,000	235,000	233,394
Junior subordinated debt	—	—	142,103	142,103	202,322
December 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,557,850	$1,557,850	$1,552,824
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	602,000	13,095	—	615,095	614,052
Secured debt	—	—	8,213,550	8,213,550	8,168,666
Secured debt related to assets held for sale	—	—	235,000	235,000	232,944
Junior subordinated debt	—	—	225,835	225,835	201,190

Debt—Fair value of convertible notes and exchangeable notes were determined using the last trade price in active markets and unadjusted quoted prices in non-active market, respectively. Fair values of the corporate credit facility and secured debt were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments, which fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data. As a reaction to the COVID-19 crisis, the credit market has generally stalled refinancing for most product types except at the lowest leverage levels. While it is difficult to gauge market rates across the Company's portfolio for specific assets, fair value of debt associated with hospitality and healthcare assets presented as of June 30, 2020 incorporate a premium to nominal contractual rates to reflect the increased risk and lack of available financing in the current environment.
Other—Carrying values of cash, due from and to affiliates, other receivables and other payables generally approximate fair value due to their short term nature, and credit risk, if any, are negligible.
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
Consolidated Company-Sponsored Private Fund—The Company currently consolidates a sponsored private fund in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private fund of $17.4 million at June 30, 2020 and $18.5 million at December 31, 2019. The Company, as general partner, is not obligated to provide any financial support to the consolidated private fund. At June 30, 2020 and December 31, 2019, the consolidated private fund had total assets of $47.0 million and $24.7 million, respectively, and total liabilities of $0.6 million and $0.1 million, respectively. Assets and liabilities were made up primarily of marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $179.7 million at June 30, 2020 and $137.0 million at December 31, 2019, included within equity and debt investments and additionally at December 31, 2019, within assets held for sale, on the consolidated balance sheets.
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

Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $24.7 million at June 30, 2020 and $46.0 million at December 31, 2019.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 10). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at June 30, 2020 and December 31, 2019, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.
14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	187	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,713	—
Shares canceled for tax withholding on vested stock awards	—	(582)	—
Shares outstanding at June 30, 2019	57,464	487,013	734

Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	184	—
Repurchase of common stock, net (1)	—	(12,733)	—
Equity-based compensation, net of forfeitures	—	9,273	—
Shares canceled for tax withholding on vested stock awards	—	(2,377)	—
Shares outstanding at June 30, 2020	41,350	481,391	734
__________

(1)	Net of reissuance of 964,160 shares of class A common stock that had been repurchased by the Company during March 2020. Refer to discussion of settlement liability in Note 12.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at June 30, 2020:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series G	7.5%	June 2014	3,450	$35	$86,250	Currently redeemable
Series H	7.125%	April 2015	11,500	115	287,500	Currently redeemable
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			41,350	$414	$1,033,750

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
In June 2020, the Board declared dividends on all series of preferred stock for the second quarter of 2020, which was paid in July 2020. In August 2020, the Board declared dividends on all series of preferred stock for the third quarter of 2020.
Redemption of Preferred Stock
The Company redeemed the remaining outstanding shares of Series B preferred stock and all outstanding shares of Series E preferred stock in December 2019, with settlement in January 2020, for $402.9 million, applying proceeds from the sale of its light industrial business.
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
The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Under the terms of the Company's amended credit facility, the Company is restricted from paying common dividends other than to maintain the Company’s status as a REIT or to reduce income tax payments. The Company will continue to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy in consultation with its revolver lending group.
Common Stock Repurchases
During the six months ended June 30, 2020 and for the year ended December 31, 2019, the Company repurchased its class A common stock totaling 12,733,204 shares at a cost of $24.6 million and 652,311 shares at a cost of $3.2 million, respectively, or a weighted average price of $1.93 and $4.84 per share, respectively.
All share repurchases were made pursuant to a $300 million share repurchase program which expired in May 2020. The Company is restricted from repurchasing additional common shares, subject to certain exceptions, under the terms of the amended credit facility.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances in 2020 and 2019.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	8,828	591	(2,063)	(7,643)	14,766	14,479
Amounts reclassified from AOCI	—	626	—	(1,128)	(1,009)	(1,511)
AOCI at June 30, 2019	$12,457	$(1,958)	$(2,154)	$(2,153)	$20,775	$26,967

AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	(898)	2,557	—	(16,929)	15,819	549
Amounts reclassified from AOCI	—	(3,544)	—	246	(552)	(3,850)
AOCI at June 30, 2020	$8,383	$6,836	$(226)	$(16,544)	$45,918	$44,367

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(4,656)	(10,840)	1,392	(14,104)
Amounts reclassified from AOCI	—	(465)	448	(17)
AOCI at June 30, 2019	$(5,046)	$(11,905)	$11,484	$(5,467)

AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(1)	(11,689)	5,313	(6,377)
Amounts reclassified from AOCI	—	—	(873)	(873)
AOCI at June 30, 2020	$(1,006)	$(29,602)	$15,099	$(15,509)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2020	2019	2020	2019
Relief of basis of AFS debt securities	$3,544	$—	$3,544	$—	Other gain (loss), net
Other-than-temporary impairment	—	—	—	(626)	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	—	173	(246)	1,128	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	(82)	22	552	46	Other gain (loss), net
Realized gain on net investment hedges	—	739	—	963	Other gain (loss), net
15. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in a consolidated open-end fund sponsored by the Company.

	Six Months Ended June 30,
(In thousands)	2020	2019
Beginning balance	$6,107	$9,385
Contributions	25,880	—
Distributions and redemptions	(2,763)	(3,393)
Net income (loss)	(158)	1,953
Ending balance	$29,066	$7,945

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
Issuance of OP Units—The Company issued 21,478,515 OP Units in July 2019 and 612,072 OP Units in December 2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3). There were no OP Units issued in the six months ended June 30, 2020.
Redemption of OP Units—The Company redeemed 184,395 OP Units during the six months ended June 30, 2020 and 187,995 OP Units during the year ended December 31, 2019, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.

16. Discontinued Operations
In 2020, discontinued operations represent (i) results of operations of the bulk industrial portfolio; and (ii) in the second quarter of 2020, final adjustments to proceeds from the December 2019 sale of the light industrial portfolio upon release of escrowed funds, which resulted in a net loss of $7.4 million, including a corresponding effect on carried interest and related compensation.
In 2019, discontinued operations encompassed predominantly results of the light industrial portfolio and the related management platform prior to its sale in December 2019, and included (i) direct compensation and administrative expenses of the industrial business, and (ii) associated fee income, equity method earnings from general partner interest in the industrial open-end fund, predominantly carried interest, and compensation related to carried interest sharing, all of which were previously reported under the investment management segment. Noncontrolling interests in investment entities in 2019 also included the interests of all limited partners in the industrial closed-end and open-end funds.
Income (loss) from discontinued operations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues
Property operating income	$4,924	$91,741	$10,303	$172,973
Fee income	—	2,978	—	5,449
Interest and other income	56	1,228	73	2,368
Revenues from discontinued operations	4,980	95,947	10,376	180,790
Expenses
Property operating expense	1,392	25,669	2,865	48,007
Interest expense	1,718	19,726	4,124	34,352
Investment and servicing expense	—	8	—	538
Depreciation and amortization	642	45,360	1,275	84,805
Compensation expense—cash and equity-based (1)	—	3,680	82	6,339
Compensation expense—carried interest	(524)	561	(524)	340
Administrative expenses	301	1,386	633	3,016
Expenses from discontinued operations	3,529	96,390	8,455	177,397
Other income (loss)
Gain (loss) on sale of real estate	(7,787)	547	(7,787)	23,395
Other gain (loss), net	(2)	(49)	2	(57)
Equity method losses, including carried interest	(164)	(173)	(164)	(644)
Income (loss) from discontinued operations before income taxes	(6,502)	(118)	(6,028)	26,087
Income tax expense	—	(386)	—	(298)
Income (loss) from discontinued operations	(6,502)	(504)	(6,028)	25,789
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(4,799)	674	(4,629)	17,983
Noncontrolling interests in Operating Company	(169)	(71)	(139)	474
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,534)	$(1,107)	$(1,260)	$7,332
__________

(1)	Included equity-based compensation of $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net loss allocated to common stockholders
Loss from continuing operations	$(2,712,491)	$(484,142)	$(3,117,022)	$(540,590)
Loss from continuing operations attributable to noncontrolling interests	689,751	43,497	751,849	16,530
Loss from continuing operations attributable to Colony Capital, Inc.	(2,022,740)	(440,645)	(2,365,173)	(524,060)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	(1,534)	(1,107)	(1,260)	7,332
Net loss attributable to Colony Capital, Inc.	(2,024,274)	(441,752)	(2,366,433)	(516,728)
Preferred dividends	(18,516)	(27,138)	(37,990)	(54,275)
Net loss attributable to common stockholders	(2,042,790)	(468,890)	(2,404,423)	(571,003)
Net income allocated to participating securities	—	(953)	(1,250)	(1,673)
Net loss allocated to common stockholders—basic	(2,042,790)	(469,843)	(2,405,673)	(572,676)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(2,042,790)	$(469,843)	$(2,405,673)	$(572,676)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	471,253	479,228	475,187	479,577
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	471,253	479,228	475,187	479,577
Basic loss per share
Loss from continuing operations	$(4.33)	$(0.98)	$(5.06)	$(1.21)
Income from discontinued operations	—	—	—	0.02
Net loss attributable to common stockholders per basic common share	$(4.33)	$(0.98)	$(5.06)	$(1.19)
Diluted loss per share
Loss from continuing operations	$(4.33)	$(0.98)	$(5.06)	$(1.21)
Income from discontinued operations	—	—	—	0.02
Net loss attributable to common stockholders per diluted common share	$(4.33)	$(0.98)	$(5.06)	$(1.19)
__________

(1)
For both the three months ended June 30, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million of interest expense and 38,112,100 weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive. For the six months ended June 30, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $14.2 million and $14.3 million, respectively, and 38,112,100 weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.

(2)
The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 92,700 and 115,200 for the three and six months ended June 30, 2019, respectively, as the effect would be antidilutive. No unvested non-participating restricted shares were outstanding during the six months ended June 30, 2020. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to PSUs (Note 19) of 6,047,300 and 459,800 for the three months ended June 30, 2020 and 2019, respectively, and 3,784,000 and 755,700 for the six months ended June 30, 2020 and 2019, respectively.

(3)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common stock on a one-for-one basis. At June 30, 2020 and 2019 there were 53,076,700 and 31,171,300 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

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
The Company's fee income is earned from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Institutional funds and other investment vehicles	$31,337	$13,033	$61,813	$23,671
Public companies (CLNC, and NRE prior to its sale in September 2019)	7,223	15,038	15,281	30,144
Non-traded REIT	4,431	4,989	8,862	10,095
Other	549	2,373	1,089	2,551
	$43,540	$35,433	$87,045	$66,461
The following table presents the Company's fee income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Base management fees ($40,934, $32,418, $82,448 and $62,620 from affiliates, respectively)	$41,038	$32,612	$82,657	$62,976
Asset management fees ($727, $601, $1,259 and $1,236 from affiliates, respectively)	1,002	1,230	1,811	1,865
Other fee income ($1,477, $248, $2,531 and $262 from affiliates, respectively)	1,500	1,591	2,577	1,620
Total fee income	$43,540	$35,433	$87,045	$66,461

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
Incentive Fees—The Company may earn incentive fees from CLNC, and prior to its termination, from NRE, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense. There were no incentive fees earned in the three and six months ended June 30, 2020 and 2019.
Other Fee Income—Other fees include service fees for information technology and operational support services and facilities to portfolio companies, advisory fees, and licensing fee on the Company's proprietary real estate index, a rules-based strategy that invests in common stock of U.S. REITs.

19. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2020, an aggregate 64.1 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units ("RSUs")—RSUs relating to the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period. Only vested RSUs are entitled to dividends declared and paid on the Company's class A common stock. Fair value of RSUs are based on the Company's class A common stock price on grant date. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met.
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
In connection with the acquisition of DBH in July 2019, the Company granted 10 million LTIP units to Mr. Ganzi, co-founder and CEO of DBH and CEO of the Company, subject to both a service condition and a market condition. The LTIP units will vest based upon achievement of the Company's class A common stock price closing at or above $10.00 over any 90 consecutive trading days prior to the fifth anniversary of the grant date, subject to Mr. Ganzi's continuous employment to the time of such vesting. Fair value of these LTIP units was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

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
Equity-based compensation expense, excluding amounts related to the industrial segment in 2019 which is presented as discontinued operations (Note 16), is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Compensation expense (including $580, $315, $863 and $432 amortization of fair value of dividend equivalent rights)	$10,422	$7,577	$18,671	$13,491

Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	RSUs (1)	PSUs (2)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2019	7,641,708	10,000,000	265,784	—	5,680,195	23,587,687	$3.66	$3.25
Granted	9,736,581		632,159	8,379,888	4,324,375	23,073,003	1.64	1.86
Vested	(5,457,749)		(370,019)	—	—	(5,827,768)	—	4.66
Forfeited	(575,304)		—	—	(53,220)	(628,524)	4.27	6.17
Unvested shares and units at June 30, 2020	11,345,236	10,000,000	527,924	8,379,888	9,951,350	40,204,398	2.78	2.06
__________

(1)
Represents the number of RSUs granted that are subject to vesting only upon achievement of performance condition. RSUs that do not meet the performance condition at the end of the measurement period will be forfeited.

(2)
Represents the number of PSUs granted, which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period.

Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $3.3 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $13.4 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $58.9 million, which is expected to be recognized over a weighted average period of 2.5 years.
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
Managed company awards granted to the Company, pending grant by the Company to its employees, are recognized based upon their fair value at grant date as other assets and other liabilities on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company.
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
Equity-based compensation recognized related to managed company awards was $3.0 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and an expense reversal of $0.4 million and an expense of $6.4 million for the six months ended June 30, 2020 and 2019, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 20). At June 30, 2020, aggregate unrecognized compensation cost for unvested managed company awards of CLNC was $4.3 million, which is expected to be recognized over a weighted average period of 1.3 years.
20. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$31,002	$36,106
Cost reimbursements and recoverable expenses	11,275	14,624
Loan and interest receivable	35,107	—
Employees and other affiliates	513	750
	$77,897	$51,480
Due to Affiliates
Employees and other affiliates	$1,336	$34,064

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
Cost reimbursements, included in other income, are as follows. Amounts related to NRE pertain to periods prior to termination of its management agreement in September 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Retail companies	$896	$689	$1,847	$1,427
Public companies (CLNC, NRE)	2,028	2,663	4,528	5,295
Private investment vehicles and other	2,288	4,344	5,234	7,879
Equity awards of CLNC and NRE (Note 19)	3,311	3,643	(600)	6,583
	$8,523	$11,339	$11,009	$21,184

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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2021 (extended to December 2022 in July 2020), with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. In April 2020, the credit facility was drawn for the full amount of $35.0 million and remained outstanding at June 30, 2020. There were no amounts outstanding at December 31, 2019.
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
Acquisition of DBH and DataBank—In connection with the acquisition of DBH in July 2019, payment of a portion of the cash consideration to the principals of DBH, including Mr. Ganzi, who became employees or affiliate of the Company post-acquisition, was deferred until the expiration of certain customary seller indemnification obligations (Note 3). The entire deferred consideration of $32.5 million was paid in May 2020.

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
Arrangements with Company-Sponsored Private Funds—The Company co-invests alongside its sponsored private funds through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private funds and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private funds such as financing and administrative costs. Such costs expensed during the three and six months ended June 30, 2020 and 2019 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of CLNC and NRE—As discussed in Note 19, CLNC and NRE (prior to termination of the NRE management agreement) grant equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At June 30, 2020 and December 31, 2019, such investments in consolidated investment vehicles and general partner entities totaled $7.9 million and $4.0 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. For the three months ended June 30, 2020 and 2019, their share of net income was $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, their share was a net loss of $0.2 million and net income of $1.0 million, respectively.
Corporate Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack has reimbursed the Company $0.4 million during the three months ended June 30, 2019, and $0.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. There were no reimbursements in the three months ended June 30, 2020.
21. Commitments and Contingencies
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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

•
Other Investment Management—This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses primarily the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.

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
Selected Segment Results of Operations
The results of operations of the Company's digital reportable segment is derived from its equity method investments in the DCP fund and its manager beginning in 2018, the DBH investment management business beginning in July 2019 and the DataBank data center business beginning in December 2019. Effective March 31, 2020, the digital segment also includes operating results from interests in certain existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector.
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
The following table presents selected results of operations of the Company's reportable segments.

(In thousands)	Digital	Healthcare	Hospitality	CLNC	Other Equity and Debt	Other Investment Management	Amounts Not Allocated to Segments	Total

Three Months Ended June 30, 2020
Total revenues	$63,413	$142,680	$57,143	$—	$74,428	$30,198	$4,504	$372,366
Property operating expenses	18,055	74,752	63,733	—	37,103	—	—	193,643
Interest expense	8,184	34,699	29,889	—	17,683	—	16,331	106,786
Depreciation and amortization	35,102	36,980	35,462	—	23,381	2,477	1,503	134,905
Impairment loss	—	661,255	660,751	—	152,254	515,000	12,297	2,001,557
Gain on sale of real estate	—	—	—	—	2,868	—	—	2,868
Equity method earnings (losses)	7,940	—	—	(350,241)	(28,525)	(1,709)	—	(372,535)
Equity method losses—carried interest	—	—	—	—	—	(2,324)	—	(2,324)
Income tax benefit (expense)	1,714	(12,136)	(6,691)	—	760	8,697	(64)	(7,720)
Loss from continuing operations	(6,546)	(680,140)	(741,621)	(350,241)	(370,305)	(496,361)	(67,277)	(2,712,491)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	8,519	(434,410)	(633,863)	(315,484)	(141,671)	(447,068)	(58,763)	(2,022,740)
Net loss attributable to Colony Capital, Inc. from discontinued operations								(1,534)
Net loss attributable to Colony Capital, Inc.								$(2,024,274)

Three Months Ended June 30, 2019
Total revenues	$—	$145,896	$227,080	$—	$152,066	$43,802	$4,595	$573,439
Property operating expenses	—	63,924	144,691	—	70,625	—	—	279,240
Interest expense	—	57,135	41,591	—	29,216	—	13,796	141,738
Depreciation and amortization	—	40,778	37,008	—	23,166	6,918	1,512	109,382
Provision for loan losses	—	—	—	—	15,003	—	—	15,003
Impairment loss	—	51,324	420	—	32,302	—	649	84,695
Gain on sale of real estate	—	—	140	—	5,937	—	—	6,077
Equity method earnings (losses)	3,147	—	—	(267,912)	25,633	(20,156)	—	(259,288)
Equity method earnings—carried interest	—	—	—	—	—	1,836	—	1,836
Income tax benefit (expense)	—	(596)	(2,006)	—	(406)	266	157	(2,585)
Income (loss) from continuing operations	1,957	(81,520)	(3,505)	(267,912)	(128)	17	(133,051)	(484,142)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	1,839	(58,616)	(3,330)	(251,792)	(5,957)	600	(123,389)	(440,645)
Net loss attributable to Colony Capital, Inc. from discontinued operations								(1,107)
Net loss attributable to Colony Capital, Inc.								$(441,752)

(In thousands)	Digital	Healthcare	Hospitality	CLNC	Other Equity and Debt	Other Investment Management	Amounts Not Allocated to Segments	Total

Six Months Ended June 30, 2020
Total revenues	$127,919	$281,862	$210,669	$—	$195,547	$54,497	$9,385	$879,879
Property operating expenses	34,961	141,319	184,728	—	96,268	—	—	457,276
Interest expense	17,586	74,565	69,678	—	38,271	—	30,099	230,199
Depreciation and amortization	71,735	74,440	71,906	—	45,601	5,068	3,013	271,763
Impairment loss	—	709,787	910,913	—	161,828	594,000	12,297	2,388,825
Gain on sale of real estate	—	—	—	—	10,800	—	—	10,800
Equity method earnings (losses)	8,408	—	—	(360,310)	(10,824)	105,893	—	(256,833)
Equity method losses—carried interest	—	—	—	—	—	(20,735)	—	(20,735)
Income tax benefit (expense)	7,051	(12,006)	(4,812)	—	(583)	(5,785)	91	(16,044)
Loss from continuing operations	(25,766)	(744,285)	(1,037,378)	(360,310)	(340,328)	(478,231)	(130,724)	(3,117,022)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	4,761	(482,422)	(875,095)	(324,559)	(143,123)	(430,709)	(114,026)	(2,365,173)
Net loss attributable to Colony Capital, Inc. from discontinued operations								(1,260)
Net loss attributable to Colony Capital, Inc.								$(2,366,433)

Six Months Ended June 30, 2019
Total revenues	$—	$291,670	$423,695	$—	$314,754	$83,807	$7,572	$1,121,498
Property operating expenses	—	128,226	281,036	—	140,720	—	—	549,982
Interest expense	—	104,662	83,656	—	61,069	—	27,240	276,627
Depreciation and amortization	—	80,909	73,256	—	47,949	15,587	3,033	220,734
Provision for loan losses	—	—	—	—	18,614	—	—	18,614
Impairment loss	—	51,324	4,270	—	54,074	—	649	110,317
Gain on sale of real estate	—	—	279	—	35,251	—	—	35,530
Equity method earnings (losses)	6,423	—	—	(262,399)	50,206	(19,455)	—	(225,225)
Equity method earnings—carried interest	—	—	—	—	—	6,732	—	6,732
Income tax benefit (expense)	—	1,278	(2,842)	—	(2,480)	360	(99)	(3,783)
Income (loss) from continuing operations	4,973	(88,726)	(29,582)	(262,399)	59,400	17,674	(241,930)	(540,590)
Net income (loss) attributable to Colony Capital, Inc. from continuing operations	4,672	(66,078)	(26,311)	(246,614)	17,932	16,337	(223,998)	(524,060)
Net income attributable to Colony Capital, Inc. from discontinued operations								7,332
Net loss attributable to Colony Capital, Inc.								$(516,728)

Total assets and equity method investments excluding investments held for sale (Note 8) of the reportable segments are summarized as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital	$2,354,689	$124,624	$2,160,402	$47,891
Healthcare	4,073,281	—	4,886,374	—
Hospitality	2,781,311	—	3,789,098	—
CLNC	336,513	336,513	725,443	725,443
Other Equity and Debt	5,098,852	1,142,366	5,749,455	1,070,462
Other Investment Management	274,646	23,631	1,085,234	139,977
Amounts not allocated to segments	894,210	3,742	977,505	3,742
Assets held for sale related to discontinued operations	370,032	—	458,673	—
	$16,183,534	$1,630,876	$19,832,184	$1,987,515

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Total income by geography:
United States	$236,647	$469,237	$794,468	$962,774
Europe	47,447	81,245	91,818	167,503
Other	1,932	1,978	2,809	1,978
Total (1)	$286,026	$552,460	$889,095	$1,132,255

(In thousands)	June 30, 2020	December 31, 2019
Long-lived assets by geography:
United States	$8,093,889	$9,956,282
Europe	1,410,584	1,508,347
Total (2)	$9,504,473	$11,464,629

__________

(1)
Total income includes the Company's share of earnings (loss) from its equity method investments (but excludes the Company's impairment of its equity method investments of $297.0 million and $247.8 million for the three months ended June 30, 2020 and 2019, respectively, and $297.8 million and $250.4 million for the six months ended June 30, 2020 and 2019, respectively); and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations is generated in the United States.

(2)
Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, assets held for sale and investment management related intangible assets. Long-lived assets that are held for sale at June 30, 2020 and December 31, 2019 included $431 million and $522 million located in the United States, respectively, and $252 million and $283 million located in Europe, respectively.

23. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $428 and $1,588	$182,062	$263,096
Cash received (paid) for income tax refunds (liabilities), net	(8,099)	14,960
Cash paid for operating leases	13,860	7,652
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(36,445)	$95,142
Net cash provided by (used in) investing activities of discontinued operations	37,337	(1,315,308)
Net cash provided by (used in) financing activities of discontinued operations	(34,546)	1,165,015
Supplemental Disclosure of Cash Flows from Investing and Financing Activities
Dividends and distributions payable	$18,516	$84,221
Improvements in operating real estate in accrued and other liabilities	15,030	17,049
Proceeds from loan repayments and asset sales held in escrow	3,836	1,392
Right-of-use assets and operating lease liabilities established	4,973	129,488
Redemption of OP Units for common stock	1,423	2,096

24. Subsequent Events
Path To Digital
Strategic Partnership in the Company's Digital Investment Management Business
On July 17, 2020, the Company formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm and a global partner for alternative asset managers, in which Wafra made a minority investment in the Company's digital investment management business (the "Digital IM Business"). Wafra, through its investment, will participate in approximately 31.5% of the net management fees and carried interest generated by the Digital IM Business.

Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of up to $150.0 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% (on a fully-diluted, post-transaction basis) of the Company’s class A common stock. Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock, with staggered strike prices between $2.43 and $6.00 for each warrant, exercisable until July 17, 2026.
Consideration paid by Wafra in exchange for its investment in the Digital IM Business and for the warrants is composed of: (i) cash consideration of $253.6 million paid at closing; and (ii) contingent consideration of approximately $29.9 million to be paid if the run-rate of earnings before interest, tax, depreciation and amortization ("EBITDA") of the digital investment management business, as defined, is equal to or greater than $72.0 million as of December 31, 2020.
Under certain circumstances following such time as the Digital IM Business comprises 90% or more of the Company's assets, the Company agreed to use commercially reasonable efforts to facilitate the conversion of Wafra's interest into shares of the Company's class A common stock. There can be no assurances that such conversion would occur or on what terms and conditions such conversion would occur, including whether such conversion, if it did occur in the future, would have any adverse impact on the Company, the Company’s stock price, governance and other matters.
In connection with Wafra's investment, the Company also entered into an amended and restated restrictive covenant agreement with each of Marc Ganzi, the Company’s CEO, and Ben Jenkins, the chairman and chief investment officer of the Company’s digital segment, pursuant to which each of Messrs. Ganzi and Jenkins agreed to certain enhanced non-solicitation provisions and the extension of the term of existing non-competition agreements.
In the event that certain post-closing regulatory approvals are not received within 12 months following the consummation of Wafra's investment (which period may be extended for up to an additional three months under certain circumstances), the Company has the right to cause Wafra’s investment in the Digital IM Business to be redeemed, in which case Wafra's carried interest participation rights will terminate and the warrants will be canceled. If such redemption right is exercised, Wafra will have a redemption right with respect to limited partnership commitments previously made in any of the digital funds or investment vehicles.
Wafra’s investment provides the Company with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business.
Investment in Hyperscale Data Centers
On July 22, 2020, the Company, alongside an approximate $1 billion of fee bearing third party capital that the Company raised, invested $1.21 billion for an approximate 80% equity stake in Vantage Data Center Holdings, LLC's ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America (the “Stabilized VDC” and the related transactions, the “Investment Transactions”). The Company's balance sheet investment is $185.1 million, representing a 12.3% interest. The management team of Vantage will continue to manage the day-to-day operations of these data centers in exchange for management fees, and subject to certain approval rights held by the Company and the investor group in connection with material actions.
In connection with the Investment Transactions, the Company entered into a series of agreements with Marc Ganzi, the Company’s CEO, and Ben Jenkins, the Chairman and Chief Investment Officer of the Company’s digital segment, and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested approximately $8 million and $2 million, respectively, in the Stabilized VDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins as a result of the Investment Transactions.

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

•
whether we will successfully execute our strategic transition to become a digital real estate and infrastructure focused company within the timeframe contemplated or at all, and the impact of such transition on the Company's legacy portfolios and assets, including whether such transition will result in significant further impairments to certain of our investments, including healthcare and hospitality assets and whether such transition and any resulting impairments will be consistent with the Company’s REIT status;

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

•
the impact of completed or anticipated initiatives related to our strategic shift to the digital industry, including the acquisitions of Digital Bridge Holdings, LLC and an ownership interest in Data Bridge Holdings, LLC, the strategic investment by Wafra, and the formation of certain other investment management platforms, on our company's growth and earnings profile;

•	whether we will realize any of the anticipated benefits of our strategic partnership with Wafra, including whether Wafra will make additional investments to our digital investment management business;

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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this

Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

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
Overview
We are a global investment firm with a focus on becoming the leading digital real estate provider and funding source for the occupancy, infrastructure, equity and credit needs of the world’s mobile communications and data-driven companies. We are headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and have over 350 employees across 20 locations in 12 countries.
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
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At June 30, 2020, we owned 90% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
To execute this vision, the Company combined with Digital Bridge Holdings, LLC (“DBH”) in July 2019. DBH is an investment manager dedicated to digital real estate and infrastructure, managing approximately $14 billion of assets under management (“AUM”) and approximately $7 billion of fee earning equity under management (“FEEUM”) across six separately capitalized and managed portfolio companies and the $4 billion Digital Colony Partners fund (“DCP”). As previously disclosed, Marc C. Ganzi, who co-founded DBH, became the Chief Executive Officer ("CEO") of the Company effective July 1, 2020. In connection with Mr. Ganzi’s appointment as the Company’s CEO, on June 30, 2020, the Board of Directors of the Company (the "Board") appointed Mr. Ganzi to the Board and to serve as President of the Company (in addition to his role as CEO), also effective as of July 1, 2020.  Mr. Ganzi is poised to lead the Company’s strategic repositioning in becoming the leading platform for digital infrastructure and real estate. Further, the combination with DBH brings its world-class team of investment professionals and management of the DBH portfolio of high performing assets under the combined Digital Colony franchise. Thomas J. Barrack, Jr., who, prior to July 1, 2020, served as the Company’s CEO and President, continues to serve in his role as Executive Chairman of the Company and the Board. In addition, Jacky Wu was appointed as the Company’s Chief Financial Officer and Treasurer, effective July 1, 2020. Mark M. Hedstrom, who prior to July 1, 2020 served as the Company’s Chief Financial Officer and Treasurer, continues to serve in his role as Executive Vice President and Chief Operating Officer of the Company.
At June 30, 2020, the Company has approximately $46 billion of assets under management, of which $36 billion is capital managed on behalf of third-party investors and the remainder represents investment interests on the Company's own balance sheet managed on behalf of its stockholders. With respect to investment interests, the Company owns (a) a 20% controlling interest in Data Bridge Holdings, LLC and its wholly-owned subsidiary, DataBank Holdings, Ltd. (collectively, "DataBank"), a leading provider of enterprise-class data center, cloud, and connectivity services, (b) a 70% interest in a portfolio of 357 healthcare properties, (c) a 97% interest in a portfolio of 157 hospitality properties, (d) a 36.4% interest in Colony Credit Real Estate, Inc. (NYSE: CLNC), and (e) interests in various other equity and debt investments, including general partner (“GP”) interests in funds sponsored by the Company, commercial real estate equity and debt investments and other real estate related securities. The Company also owns and operates an investment management business with $16.3 billion of FEEUM, including $7.8 billion in digital real estate investments and the remainder in traditional commercial real estate debt and equity investments. The Company continues to operate its non-digital business units to maximize cash flows and value over time.

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

•
Other Investment Management—This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses primarily the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.

Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's real estate investments in the hospitality, healthcare and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and healthcare properties, which in turn, affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (Note 10); flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic recession due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, and also resulted in impairment on certain non-financial assets. Such effects include the determination that the Company's equity method investment in CLNC was other-than-temporarily impaired at June 30, 2020 (Note 6), decreases in fair value of debt securities (Note 6) and loans receivable (Note 12), and impairment of real estate assets in the Company's healthcare, hospitality and other equity and debt segments (Note 4).
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined that it would accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation would require a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of holding periods on its non-digital assets, in particular its hotel and healthcare assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the Company's hotel and healthcare assets. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020 (Note 7).
The various impairment and fair value decreases collectively accounted for $2.6 billion of charges in the second quarter of 2020, in addition to an approximately $0.4 billion charge in the first quarter of 2020, of which $2.1 billion and $0.3 billion, respectively, were attributable to the OP. These amounts are reflected within impairment loss, other loss and equity method losses on the statement of operations.
The Company believes that it has materially addressed overall recoverability in value across all of its non-digital assets as of June 30, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
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
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of CLNY common stock. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. At the inception of the arrangement, the fair value of future distributions to Blackwells was estimated at $3.9 million, included in other liabilities on the consolidated balance sheet, and as a settlement loss on the consolidated statement of operations, along with $1.2 million reimbursement of legal costs to Blackwells in March 2020. The settlement liability is subject to remeasurement at the end of each quarter. Refer to Note 12 of the consolidated financial statements for further description of the settlement liability.
Developments in 2020
During the six months ended June 30, 2020 and through this filing, significant developments affecting our business and results of operations included the following, in addition to the effects of COVID-19 as discussed throughout this Quarterly Report.
Liquidity
We addressed near-term corporate maturities and enhanced our long-term capital structure and liquidity profile as follows:

•
Amended our Credit Agreement in June 2020, which reduced aggregate revolving commitments from $750 million to $500 million and increased the interest rate on borrowings from LIBOR plus 2.25% to LIBOR plus 2.5% per annum. The amended terms provide for greater financial covenant flexibility and more borrowing base credit for digital investments. The credit facility is still scheduled to expire in January 2021, with two 6-month extension options. During the extension term(s), the interest rate would increase by 0.25%, and effective March 31, 2021, credit availability would be reduced to $400 million.

•
In July 2020, the OP issued $300.0 million of exchangeable notes maturing in July 2025 and bearing interest at 5.75% per annum. Net proceeds from this issuance of $291.0 million were applied to repurchase $289.7 million of the outstanding principal of the 3.875% convertible notes for total purchase price of $289.2 million, including accrued interest. This substantially addresses the January 2021 maturity of the 3.875% convertible notes, with $112.8 million principal outstanding as of the date of this filing, which we expect to address through cash on hand and/or proceeds from future asset monetizations.

Path To Digital
Strategic Partnership in Our Digital Investment Management Business

•
In July 2020, formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra") in which Wafra made a minority investment representing an approximate 31.5% interest in our digital investment management business (the “Digital IM Business”). Wafra paid a consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of up to $150 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business. Refer to Note 24 to the consolidated financial statements for further discussion of the Wafra transaction.

Investment in Hyperscale Data Centers

•
In July 2020, alongside an approximate $1 billion of fee bearing third party capital that we raised, we invested $1.21 billion for an approximate 80% equity stake in Vantage Data Center Holdings, LLC's ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America. Our balance sheet investment is $185 million, which represents a 12.3% interest. This investment is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, that is the rotation of our balance sheet to digital assets and growing our digital investment management business.

Non-Digital Assets

•	In February 2020, sold our equity investment in RXR Realty, LLC for proceeds of $179 million, net of tax, recording a gain of $97 million, net of tax.

•
In April 2020, recapitalized a co-investment venture which holds common equity in the Albertsons supermarket chain, generating $72.7 million of proceeds to us and realizing our share of gain of $29.7 million.

•
Recognized approximately $3.0 billion ($2.4 billion attributable to OP) of impairment charges and unrealized fair value losses on our non-digital assets in the first six months of 2020, recorded in impairment loss, other losses and equity method losses on the statement of operations, primarily:

•
$1.78 billion ($1.46 billion attributable to OP) impairment on real estate and related asset group, primarily hotel and healthcare properties, to reflect shortened holding periods on the assets, attributed primarily to the Company's accelerated digital transformation and further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19;

•
$594 million impairment on goodwill in the other investment management segment, driven by acceleration of the Company's digital transformation and significant reduction in the value of its non-digital balance sheet assets;

•	$275 million impairment on our equity investment in CLNC as the shortfall in market value over carrying value of our CLNC investment is not expected to recover in the near term; and

•
$281 million ($54 million attributable to OP) of net unrealized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19.

Results of Operations
The following table summarizes our results from continuing operations by reportable segment.
Beginning in 2020, the industrial segment no longer constitutes a reportable segment. In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the industrial segment. The Company continues to own the bulk industrial assets which remain held for sale. Current and prior period results of the industrial segment and the industrial investment management business which resides in the other investment management segment are presented as discontinued operations on the consolidated statements of operations (Note 16). Discontinued operations generated a net loss attributable to Colony Capital, Inc. of $1.5 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million for the six months ended June 30, 2020, while generating net income attributable to Colony Capital, Inc. of $7.3 million for the six months ended June 30, 2019.

(In thousands)	Total Revenues		Income (Loss) from Continuing Operations		Net Income (Loss) Attributable to Colony Capital, Inc. from Continuing Operations
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Digital	$63,413	$—	$(6,546)	$1,957	$8,519	$1,839
Healthcare	142,680	145,896	(680,140)	(81,520)	(434,410)	(58,616)
Hospitality	57,143	227,080	(741,621)	(3,505)	(633,863)	(3,330)
CLNC	—	—	(350,241)	(267,912)	(315,484)	(251,792)
Other Equity and Debt	74,428	152,066	(370,305)	(128)	(141,671)	(5,957)
Other Investment Management	30,198	43,802	(496,361)	17	(447,068)	600
Amounts not allocated to segments	4,504	4,595	(67,277)	(133,051)	(58,763)	(123,389)
	$372,366	$573,439	$(2,712,491)	$(484,142)	$(2,022,740)	$(440,645)
Six Months Ended June 30,
Digital	$127,919	$—	$(25,766)	$4,973	$4,761	$4,672
Healthcare	281,862	291,670	(744,285)	(88,726)	(482,422)	(66,078)
Hospitality	210,669	423,695	(1,037,378)	(29,582)	(875,095)	(26,311)
CLNC	—	—	(360,310)	(262,399)	(324,559)	(246,614)
Other Equity and Debt	195,547	314,754	(340,328)	59,400	(143,123)	17,932
Other Investment Management	54,497	83,807	(477,870)	17,674	(430,709)	16,337
Amounts not allocated to segments	9,385	7,572	(130,724)	(241,930)	(114,026)	(223,998)
	$879,879	$1,121,498	$(3,116,661)	$(540,590)	$(2,365,173)	$(524,060)
Selected Balance Sheet Data
The following table summarizes key balance sheet data by reportable segment, excluding assets and related liabilities held for sale.

	Real Estate, net		Loans Receivable (1)		Equity and Debt Investments		Debt, net
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Digital	$845,146	$846,393	$—	$—	$241,535	$47,891	$515,007	$539,155
Healthcare	3,638,987	4,433,825	48,984	48,270	—	—	2,884,765	2,910,032
Hospitality	2,635,718	3,544,264	—	—	—	—	2,635,393	2,623,306
CLNC	—	—	—	—	336,513	725,443	—	—
Other Equity and Debt	1,868,051	2,036,036	1,349,103	1,518,058	1,220,027	1,396,752	1,924,639	2,061,101
Other Investment Management	—	—	—	—	23,631	139,977	—	—
Amounts not allocated to segments	—	—	—	—	3,742	3,742	1,251,310	850,314
Total	$8,987,902	$10,860,518	$1,398,087	$1,566,328	$1,825,448	$2,313,805	$9,211,114	$8,983,908
_________

(1)	Carried at fair value upon adoption of fair value option on January 1, 2020.

Consolidated Results of Operations
Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$293,816	$488,788	$(194,972)
Interest income	22,376	35,055	(12,679)
Fee income	43,540	35,433	8,107
Other income	12,634	14,163	(1,529)
Total revenues	372,366	573,439	(201,073)
Expenses
Property operating expense	193,643	279,240	(85,597)
Interest expense	106,786	141,738	(34,952)
Investment and servicing expense	11,394	20,017	(8,623)
Transaction costs	75	318	(243)
Depreciation and amortization	134,905	109,382	25,523
Provision for loan loss	—	15,003	(15,003)
Impairment loss	2,001,557	84,695	1,916,862
Compensation expense—cash and equity-based	64,513	42,430	22,083
Compensation expense—carried interest and incentive fee	(1,162)	1,146	(2,308)
Administrative expenses	20,405	20,146	259
Total expenses	2,532,116	714,115	1,818,001
Other income (loss)
Gain on sale of real estate	2,868	6,077	(3,209)
Other loss, net	(173,030)	(89,506)	(83,524)
Equity method losses	(372,535)	(259,288)	(113,247)
Equity method earnings (losses)—carried interest	(2,324)	1,836	(4,160)
Loss before income taxes	(2,704,771)	(481,557)	(2,223,214)
Income tax expense	(7,720)	(2,585)	(5,135)
Loss from continuing operations	(2,712,491)	(484,142)	(2,228,349)
Loss from discontinued operations	(6,502)	(504)	(5,998)
Net loss	(2,718,993)	(484,646)	(2,234,347)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	390	509	(119)
Investment entities	(470,052)	(13,414)	(456,638)
Operating Company	(225,057)	(29,989)	(195,068)
Net loss attributable to Colony Capital, Inc.	(2,024,274)	(441,752)	(1,582,522)
Preferred stock dividends	18,516	27,138	(8,622)
Net loss attributable to common stockholders	$(2,042,790)	$(468,890)	(1,573,900)

Property Operating Income and Property Operating Expenses

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Property operating income:
Digital	$42,017	$—	$42,017
Healthcare	139,983	144,863	(4,880)
Hospitality	57,136	227,016	(169,880)
Other Equity and Debt	54,680	116,909	(62,229)
	$293,816	$488,788	(194,972)
Property operating expenses:
Digital	$18,055	$—	$18,055
Healthcare	74,752	63,924	10,828
Hospitality	63,733	144,691	(80,958)
Other Equity and Debt	37,103	70,625	(33,522)
	$193,643	$279,240	(85,597)
Digital—Amounts represent income and related operating expenses from our DataBank subsidiary that was acquired in December 2019, primarily in connection with colocation rent and data center services.
Healthcare—Property operating income decreased $4.9 million, driven by sales of 25 net lease properties in 2019 and one in the first quarter of 2020, and to a lesser extent, lower resident fee income as senior housing occupancy declined due to restrictions on new admissions in an effort to contain COVID-19. Property operating expenses increased $10.8 million, primarily due to $7.7 million of incremental costs incurred in our senior housing facilities in response to COVID-19. The incremental costs were abated by $1.6 million of government stimulus funding under the CARES Act Provider Relief Fund, which partially offset the decrease in property operating income. Refer to further discussion in "—Segment Results—Healthcare."
Hospitality—Property operating income and expense decreased $169.9 million and $81.0 million, respectively. On a same store basis (excluding the effects of ten select service hotels sold in 2019), property operating income and expense decreased $159.2 million, or 74%, and $73.1 million, or 53%, respectively. The decrease in income reflects the effects of COVID-19 with a significant decline in room demand with an average occupancy of 30.2%, a decrease of 62% compared to the same period last year. This was further compounded by lower average daily rate ("ADR"), resulting in revenue per available room, or RevPAR, falling 72% compared to the same period last year. Although we have taken various steps to minimize non-essential operating expenses during this time, the decrease in operating expenses, as expected, was less pronounced as we continue to incur fixed operating costs. Notwithstanding the overall negative results for the second quarter of 2020, operations have recovered from the trough in April 2020 and have since trended positively through July 2020. Refer to further discussion in "—Segment Results—Hospitality."
Other Equity and Debt—Property operating income and expenses decreased $62.2 million and $33.5 million, respectively, driven by sales of limited service hotels in our THL Hotel Portfolio, U.S. multi-tenant offices and other properties in our European portfolio, as well as the effects of COVID-19 on the operating results of our THL Hotel Portfolio and a hotel in Spain.
Interest Income
Interest income decreased $12.7 million, attributed primarily to loans placed on nonaccrual in the second quarter of 2020 as the COVID-19 crisis has led to increased uncertainty over collectability.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Institutional funds and other investment vehicles	$31,337	$13,033	$18,304
Public companies (CLNC, NRE prior to its sale in September 2019)	7,223	15,038	(7,815)
Non-traded REITs	4,431	4,989	(558)
Other	549	2,373	(1,824)
	$43,540	$35,433	8,107

Total fee income increased $8.1 million resulting from:

•
net increase of $18.3 million in fees from institutional funds and investment vehicles, driven by $19.9 million of fees from DBH (50% of fees from DCP was recognized as equity method income prior to acquisition of DBH), which was acquired in July 2019, partially offset by decreases in fees from liquidating funds.

The increase in fees from institutional funds and investment vehicles was partially offset by:

•	$3.2 million decrease in fees from Colony Credit due to a lower stockholders' equity fee base;

•	$3.8 million of fees from NorthStar Realty Europe ("NRE") in 2019 prior to its sale in September 2019; and

•	$0.6 million decrease in fees from NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") following a decrease in its NAV fee basis effective December 2019; and

•	$1.8 million decrease in other fees related to advisory fees and higher asset management fees in the second quarter of 2019.
Other Income
Other income was $1.5 million lower, attributed primarily to lower cost reimbursement from affiliates.
Interest Expense

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital	$8,184	$—	$8,184
Healthcare	34,699	57,135	(22,436)
Hospitality	29,889	41,591	(11,702)
Other Equity and Debt	17,683	29,216	(11,533)
Corporate-level debt	16,331	13,796	2,535
	$106,786	$141,738	(34,952)
Net decrease in interest expense of $35.0 million is attributed to the following:
Digital—Amount represents interest expense on debt assumed from our DataBank subsidiary that was acquired in December 2019.
Healthcare—Interest expense was $22.4 million lower as a result of: (i) decrease in LIBOR on predominantly variable rate debt; (ii) interest expense recognized in the second quarter of 2019 from the write-off of debt discount in connection with a June 2019 refinancing; and (iii) debt repayment upon sale of non-core properties in 2019. These decreases were partially offset by interest expense recognized from amortization of deferred financing costs incurred in connection with the June 2019 refinancing.
Hospitality—Interest expense decreased $11.7 million, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio.
Other Equity and Debt—Interest expense decreased $11.5 million due to a decline in LIBOR and debt payoffs from sale of properties and resolution of loans receivable.
Corporate-level Debt—Interest expense increased $2.5 million as a result of writing off a portion of deferred financing costs on our corporate credit facility to reflect a reduction in the facility amount in June 2020, along with a higher average outstanding balance on the facility in 2020. This increase was partially offset by the effect of a decline in LIBOR on our junior subordinated debt and lower unused fees on our credit facility.
Investment and Servicing Expense
Investment and servicing costs were lower by $8.6 million, attributed primarily to costs related to refinancing of our healthcare debt in 2019 and lower hotel asset management and incentive fees in 2020, which corresponds to the decline in hotel revenues, partially offset by additional bad debt allowance on property level insurance receivable.
Depreciation and Amortization
Higher depreciation and amortization expense is attributed to real estate and intangible assets acquired from DataBank in December 2019 and DBH in July 2019, as well as capital improvements and fixed asset additions to our hotel properties that were completed throughout 2019 and beginning of 2020. These increases were partially offset by sales of non-core properties, lower real estate basis after impairment charges in 2019, termination of NRE management contract in September 2019 and write-down of NorthStar Healthcare management contract in December 2019.
Impairment Loss

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Healthcare	$661,255	$51,324	$609,931
Hospitality	660,751	420	660,331
Other Equity and Debt	152,254	32,302	119,952
Other Investment Management	515,000	—	515,000
Unallocated	12,297	649	11,648
	$2,001,557	$84,695	1,916,862

Impairment loss attributable to noncontrolling interests in investment entities	$279,840	$37,195
Impairment loss on real estate and goodwill are discussed further in Notes 4 and 7, respectively, to the consolidated financial statements.
Healthcare and Hospitality—In 2020, we recognized impairment of $661.3 million on healthcare assets and $660.8 million on hotel assets, resulting from shortened holding period assumptions, attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default or at risk of default. This resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of these assets would not be recoverable.
In 2019, impairment of (i) $51.3 million on healthcare assets was based upon a negotiated purchase option exercised by a tenant on three hospitals and preliminary offers received on certain net lease properties, all of which have since been sold; and (ii) $0.4 million on a hotel was based upon final net proceeds from sale.
Other Equity and Debt—Impairment was $120.0 million higher, primarily on the THL Hotel Portfolio, various office properties, and a hotel in Spain. The higher impairment was driven by shortened holding period assumptions due to the Company's accelerated digital transformation or risk of default on non-recourse investment level debt; and/or the economic effects of COVID-19 on property operating cash flows and market values.
Other Investment Management—Goodwill in the other investment management segment was written down by $515.0 million, driven by acceleration of the Company's digital transformation and significant reduction in the value of its non-digital balance sheet assets.
Unallocated—Impairment was recorded on the corporate aircraft in 2020 to reflect recoverable value based upon a shortened holding period and on an office operating lease asset in 2019.
Compensation Expense
The following table provides the components of compensation expense:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$51,050	$31,294	$19,756
Equity-based compensation	10,422	7,577	2,845
Incentive and carried interest compensation	(1,162)	1,146	(2,308)
	60,310	40,017	20,293
Compensation grossed up in income and expense
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	3,041	3,559	(518)
Total compensation expense	$63,351	$43,576	19,775
Total compensation expense increased $19.8 million, attributed primarily to (i) additional compensation cost following the consolidation of DBH and DataBank, acquired in July and December 2019, respectively; and (ii) $6.6 million of severance related costs incurred in the second quarter of 2020 in connection with our new cost reduction initiative. These increases were partially offset by a decrease in compensation cost following the cost reduction initiative, sales of NRE in September 2019 and our industrial business in December 2019, and reversal of carried interest compensation in 2020.

Administrative Expenses
There was a marginal increase in administrative expense of $0.3 million as higher professional service costs and additional expenses in connection with businesses acquired in 2019 were largely offset by savings in business travel and office costs resulting from efforts to reduce the spread of COVID-19.
Gain on Sale of Real Estate
The higher gains in 2019 were from sales of our European properties. The pace of dispositions has slowed considerably in 2020 given the current global economic downturn resulting from efforts to contain COVID-19.
Equity Method Earnings (Losses)

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Digital	$7,940	$3,147	$4,793
CLNC	(350,241)	(267,912)	(82,329)
Other Equity and Debt	(28,525)	25,633	(54,158)
Other Investment Management (including carried interest reversal of $2,324 and income of $1,836, respectively)	(4,033)	(18,320)	14,287
	$(374,859)	$(257,452)	(117,407)
Digital—Amounts represent net earnings from interests in (i) our sponsored DCP fund; (ii) through July 2019, Digital Colony Manager, the manager of DCP, prior to its consolidation upon acquisition of DBH; and beginning March 31, 2020, existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector.
CLNC—We recorded an other-than-temporary impairment on our investment in CLNC of $274.7 million in 2020 and $227.9 million in 2019. Our interest in CLNC also generated net loss of $75.6 million in 2020 (inclusive of $8.7 million adjustment to reduce the basis difference allocated to non-strategic assets resolved during the second quarter of 2020) and net loss of $40.0 million in 2019. CLNC's net losses were driven by allowance for loan losses, impairment or unrealized fair value losses on investments, and realized losses from sale of investments and unwinding of hedge positions, further affected by COVID-19 in 2020. Refer to Note 6 to the consolidated financial statements for further discussion of the CLNC impairment and basis adjustment.
Other Equity and Debt—Equity method losses in 2020 compared to earnings in 2019, resulting in a decrease of $54.2 million, arose from impairment of an investee based upon projected exit strategy, decrease in fair value of investments under the fair value option and our share of investee net losses, all of which reflect the economic effects of COVID-19.
Other Investment Management—Equity method net loss was $14.3 million lower due to an impairment charge recorded in 2019 on an investee which has since been sold, partially offset by reversal of unrealized carried interest allocation in 2020.
Other Loss, Net
We recorded other net loss of $173.0 million in 2020 and $89.5 million in 2019, driven primarily by the following:
Three Months Ended June 30, 2020

•
$284.4 million ($230.3 million attributable to noncontrolling interests in investment entities) of net unrealized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19 (fair value option was elected on loans receivable beginning 2020);

•	$21.4 million of unrealized credit losses on commercial real estate ("CRE") debt securities;

•
realized gain of $60.7 million, of which the Company's share is 50%, and recognition of future profit allocation at fair value of $66.0 million ($33.7 million attributable to noncontrolling interests in investment entities) from recapitalization of our co-investment venture which holds common stock in Albertsons Companies, Inc. (refer to Note 6 to the consolidated financial statements).

Three Months Ended June 30, 2019

•
unrealized loss of $86.9 million on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing on certain healthcare mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019.

Income Tax Expense
Income tax expense was higher by $5.1 million, attributed primarily to (i) valuation allowances established against deferred tax assets in the hospitality and healthcare segments as a result of uncertainties in future realization of tax benefit on net operating losses, taking into consideration the impairment of assets in these segments; partially offset by (ii) deferred tax benefit recognized on taxable losses in the other investment management segment.
Income (Loss) from Discontinued Operations
In 2020, discontinued operations represent (i) results of operations of the bulk industrial portfolio; and (ii) in the second quarter of 2020, final adjustments to proceeds from the December 2019 sale of the light industrial portfolio upon release of escrowed funds, which resulted in a net loss of $7.4 million, including a corresponding effect on carried interest and related compensation. In 2019, discontinued operations encompassed predominantly results of the light industrial portfolio and the related management platform prior to its sale in December 2019. Refer to Note 16 to the consolidated financial statements.

Consolidated Results of Operations
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$719,232	$947,686	$(228,454)
Interest income	55,244	81,125	(25,881)
Fee income	87,045	66,461	20,584
Other income	18,358	26,226	(7,868)
Total revenues	879,879	1,121,498	(241,619)
Expenses
Property operating expense	457,276	549,982	(92,706)
Interest expense	230,199	276,627	(46,428)
Investment and servicing expense	23,572	38,466	(14,894)
Transaction costs	496	2,822	(2,326)
Depreciation and amortization	271,763	220,734	51,029
Provision for loan loss	—	18,614	(18,614)
Impairment loss	2,388,825	110,317	2,278,508
Compensation expense—cash and equity-based	117,547	73,947	43,600
Compensation expense—carried interest and incentive fee	(10,343)	2,418	(12,761)
Administrative expenses	53,163	42,840	10,323
Settlement loss	5,090	—	5,090
Total expenses	3,537,588	1,336,767	2,200,821
Other income (loss)
Gain on sale of real estate	10,800	35,530	(24,730)
Other loss, net	(176,501)	(138,575)	(37,926)
Equity method losses	(256,833)	(225,225)	(31,608)
Equity method earnings (losses)—carried interest	(20,735)	6,732	(27,467)
Loss before income taxes	(3,100,978)	(536,807)	(2,564,171)
Income tax expense	(16,044)	(3,783)	(12,261)
Loss from continuing operations	(3,117,022)	(540,590)	(2,576,432)
Income (loss) from discontinued operations	(6,028)	25,789	(31,817)
Net loss	(3,123,050)	(514,801)	(2,608,249)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(158)	1,953	(2,111)
Investment entities	(491,801)	36,574	(528,375)
Operating Company	(264,658)	(36,600)	(228,058)
Net loss attributable to Colony Capital, Inc.	(2,366,433)	(516,728)	(1,849,705)
Preferred stock dividends	37,990	54,275	(16,285)
Net loss attributable to common stockholders	$(2,404,423)	$(571,003)	(1,833,420)

Property Operating Income and Property Operating Expenses

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Property operating income:
Digital	$87,166	$—	$87,166
Healthcare	278,232	289,553	(11,321)
Hospitality	210,632	423,571	(212,939)
Other Equity and Debt	143,202	234,562	(91,360)
	$719,232	$947,686	(228,454)
Property operating expenses:
Digital	$34,961	$—	$34,961
Healthcare	141,319	128,226	13,093
Hospitality	184,728	281,036	(96,308)
Other Equity and Debt	96,268	140,720	(44,452)
	$457,276	$549,982	(92,706)
Digital—Amounts represent income and related operating expenses from our DataBank subsidiary that was acquired in December 2019, primarily in connection with colocation rent and data center services.
Healthcare—Property operating income decreased $11.3 million, driven by sales of 25 net lease properties in 2019 and one in the first quarter of 2020, and to a lesser extent, lower rental income from lease restructurings on certain net leased senior housing and skilled nursing facilities. Property operating expenses increased $13.1 million, primarily due to incremental costs incurred in our senior housing facilities in response to COVID-19, and to a lesser extent, higher insurance premiums. A small portion of the incremental costs were abated by government stimulus funding under the CARES Act Provider Relief Fund, which partially offset the decrease in property operating income. Refer to further discussion in "—Segment Results—Healthcare."
Hospitality—Property operating income and expense decreased $212.9 million and $96.3 million, respectively. On a same store basis (excluding the effects of ten select service hotels sold in 2019), property operating income and expense decreased $193.8 million or 48% and $81.2 million or 31%, respectively. The decrease in income reflects the effects of COVID-19 with significant declines in room demand with an average occupancy of 44.4%, a decrease of 40% compared to the same period last year. This was further compounded by lower ADR resulting in RevPAR falling 47% compared to the same period last year. Although we have taken various steps to minimize non-essential operating expenses during this time, the decrease in operating expenses, as expected, was less pronounced as we continue to incur fixed operating costs. Notwithstanding the overall negative results for the second quarter of 2020, operations have recovered from the trough in April 2020 and have since trended positively through July 2020. Refer to further discussion in "—Segment Results—Hospitality."
Other Equity and Debt—Property operating income and expenses decreased $91.4 million and $44.5 million, respectively, driven by sales of limited service hotels in our THL Hotel Portfolio, U.S. multi-tenant offices and other properties in our European portfolio, as well as the effects of COVID-19 on the operating results of our THL Hotel Portfolio and a hotel in Spain.
Interest Income
Interest income decreased $25.9 million, attributed to loan payoffs and sales in 2019 and loans placed on nonaccrual in the second quarter of 2020 as the COVID-19 crisis has led to increased uncertainty over collectability.
Fee Income
Fee income is earned from the following sources:

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Institutional funds and other investment vehicles	$61,813	$23,671	$38,142
Public companies (CLNC, and NRE prior to its sale in September 2019)	15,281	30,144	(14,863)
Non-traded REIT	8,862	10,095	(1,233)
Other	1,089	2,551	(1,462)
	$87,045	$66,461	20,584

Total fee income increased $20.6 million resulting from:

•
net increase of $38.1 million in fees from institutional funds and investment vehicles, driven by $40.2 million of fees from DBH (50% of fees from DCP was recognized as equity method income prior to acquisition of DBH) and Colony Latam, which were acquired in July 2019 and April 2019, respectively, partially offset by decreases in fees from liquidating funds;

The increase in fees from institutional funds and investment vehicles was partially offset by:

•	$6.4 million decrease in fees from Colony Credit due to a lower stockholders' equity fee base;

•	$7.7 million of fees from NRE in 2019 prior to its sale in September 2019;

•	$1.1 million decrease in fees from NorthStar Healthcare following a decrease in its NAV fee basis effective December 2019; and

•	$1.5 million decrease in other fees related primarily to advisory fees earned in the second quarter of 2019.
Other Income
Other income decreased $7.9 million, attributed primarily to (i) lower other income in connection with CLNC equity awards that were remeasured at fair value based upon CLNC's stock price at period end, and other income recognized in 2019 in relation to NRE equity awards, with such amounts correspondingly recognized in equity-based compensation, as a gross-up of income and expense (refer to Note 19 to the consolidated financial statements for a description of the accounting treatment of managed company awards); and (ii) lower cost reimbursement from affiliates. These decreases were partially offset by hotel management fee income in the first quarter of 2020 from our acquisition of a distressed hotel manager in France in July 2019 within our other equity and debt segment.
Interest Expense

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital	$17,586	$—	$17,586
Healthcare	74,565	104,662	(30,097)
Hospitality	69,678	83,656	(13,978)
Other Equity and Debt	38,271	61,069	(22,798)
Corporate-level debt	30,099	27,240	2,859
	$230,199	$276,627	(46,428)
Net decrease in interest expense $46.4 million is attributed to the following:
Digital—Amount represents interest expense on debt assumed from our DataBank subsidiary that was acquired in December 2019.
Healthcare—Interest expense was $30.1 million lower as a result of: (i) decrease in LIBOR on predominantly variable rate debt; (ii) interest expense recognized in the second quarter of 2019 from the write-off of debt discount in connection with a June 2019 refinancing; and (iii) debt repayment upon sale of non-core properties in 2019. These decreases were partially offset by interest expense recognized from amortization of deferred financing costs incurred in connection with the June 2019 refinancing.
Hospitality—Interest expense decreased $14.0 million, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio, partially offset by additional debt obtained in connection with debt refinancing in 2019 and higher deferred financing costs expensed as a result of the refinancing.
Other Equity and Debt—Interest expense decreased $22.8 million due to a decline in LIBOR and debt payoffs from sale of properties and resolution of loans receivable.
Corporate-level Debt—Interest expense increased $2.9 million as a result of writing off a portion of deferred financing costs on our corporate credit facility to reflect a reduction in the facility amount in June 2020, along with a higher average outstanding balance on the facility in 2020. This increase was partially offset by the effect of a decline in LIBOR on our junior subordinated debt and lower unused fees on our credit facility.
Investment and Servicing Expense
Investment and servicing costs were $14.9 million lower, attributed primarily to costs related to refinancing of our healthcare debt in 2019, higher unconsummated deal costs in 2019 and lower hotel asset management and incentive fees in 2020, which corresponds to the decline in hotel revenues, partially offset by higher investment expenses incurred by our European portfolio.
Transaction Costs
The higher transaction costs in 2019 of $2.8 million related to our acquisition of the Latin American investment management business of The Abraaj Group and acquisition of a hotel portfolio in France through a joint venture.
Depreciation and Amortization
Higher depreciation and amortization expense is attributed to real estate and intangible assets acquired from DataBank in December 2019 and DBH in July 2019, as well as capital improvements and fixed asset additions to our hotel properties that were completed throughout 2019 and beginning of 2020. These increases were partially offset by sales of non-core properties, lower real estate basis after impairment charges in 2019, termination of NRE management contract in September 2019 and write-down of NorthStar Healthcare management contract in December 2019.
Impairment Loss

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Healthcare	$709,787	$51,324	$658,463
Hospitality	910,913	4,270	906,643
Other Equity and Debt	161,828	54,074	107,754
Other Investment Management	594,000	—	594,000
Unallocated	12,297	649	11,648
	$2,388,825	$110,317	2,278,508

Impairment loss attributable to noncontrolling interests in investment entities	$319,974	$51,346	268,628
Impairment loss on real estate and goodwill are discussed further in Notes 4 and 7, respectively, to the consolidated financial statements.
Healthcare and Hospitality—In 2020, we recognized impairment of $709.8 million on healthcare assets and $910.9 million on hotel assets, resulting from shortened holding period assumptions, attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default or at risk of default. This resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of these assets would not be recoverable.
In 2019, impairment of (i) $51.3 million on healthcare assets was based upon a negotiated purchase option exercised by a tenant on three hospitals and preliminary offers received on certain net lease properties, all of which have since been sold; and (ii) $4.3 million on hotel assets was based upon revised expected sales prices or final net proceeds from sale.
Other Equity and Debt—Impairment was $107.8 million higher, attributed to write-downs in 2020 on the THL Hotel Portfolio and office properties in the U.S, partially offset by a net decrease in impairment on our European portfolio. The higher impairment in 2020 was driven by a shortened holding period assumption due to the Company's accelerated digital transformation or risk of default on non-recourse investment level debt; and/or the economic effects of COVID-19 on property operating cash flows and market values.
Other Investment Management—Goodwill in the other investment management segment was written down by $594 million, driven by acceleration of the Company's digital transformation and significant reduction in the value of its non-digital balance sheet assets.
Unallocated—Impairment was recorded on the corporate aircraft in 2020 to reflect recoverable value based upon a shortened holding period and on an office operating lease asset in 2019.

Compensation Expense
The following table provides the components of compensation expense.

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$99,262	$54,086	$45,176
Equity-based compensation	18,671	13,491	5,180
Incentive and carried interest compensation	(10,343)	2,418	(12,761)
	107,590	69,995	37,595
Compensation grossed up in income and expense
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	(386)	6,370	(6,756)
Total compensation expense	$107,204	$76,365	30,839
Total compensation expense increased $30.8 million, attributed primarily to (i) additional compensation cost following the consolidation of DBH and DataBank, acquired in July and December 2019, respectively; and (ii) $6.6 million of severance related costs incurred in the second quarter of 2020 in connection with our new cost reduction initiative. These increases were partially offset by a decrease in compensation cost following the cost reduction initiative, sales of NRE in September 2019 and our industrial business in December 2019, and reversals of carried interest compensation and equity-based compensation on CLNC awards in 2020 (refer to discussion in Other Income).
Administrative Expenses
Administrative expense was $10.3 million higher, largely attributable to higher professional service costs and additional expenses in connection with businesses acquired in 2019, partially offset by savings in business travel and office costs resulting from efforts to reduce the spread of COVID-19.
Settlement Loss
Amount represents fair value of the settlement arrangement with Blackwells at inception in March 2020, including reimbursement of legal costs. Refer to additional discussion in Note 12 to the consolidated financial statements.
Gain on Sale of Real Estate
There were higher gains in 2019 from sales of our European properties and U.S. multi-tenant office buildings. The pace of dispositions have slowed considerably in 2020 given the current global economic downturn resulting from efforts to contain COVID-19.
Gain on sale of $7.4 million and $34.7 million in the six months ended June 30, 2020 and 2019, respectively, were attributable to noncontrolling interests in investment entities.
Equity Method Earnings (Losses)

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Digital	$8,408	$6,423	$1,985
CLNC	(360,310)	(262,399)	(97,911)
Other Equity and Debt	(10,824)	50,206	(61,030)
Other Investment Management (including carried interest reversal $20,735 and income of $6,732, respectively)	85,158	(12,723)	97,881
	$(277,568)	$(218,493)	(59,075)
Digital—Amounts represent net earnings from interests in (i) our sponsored DCP fund; (ii) through July 2019, Digital Colony Manager, the manager of DCP, prior to its consolidation upon acquisition of DBH; and beginning March 31, 2020, existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector.
CLNC—We recorded other-than-temporary impairment on our investment in CLNC of $274.7 million in 2020 and $227.9 million in 2019.
Our interest in CLNC also generated net loss of $85.6 million in 2020 (inclusive of $27.9 million adjustment to reduce the basis difference allocated to non-strategic assets resolved during the six months ended June 30, 2020) and net loss of $34.5 million in 2019. CLNC's net losses were driven by allowance for loan losses, impairment or unrealized fair value losses on investments, and realized losses from sale of investments and unwinding of hedge positions, further affected by COVID-19 in 2020.
Refer to Note 6 to the consolidated financial statements for further discussion of the CLNC impairment and basis adjustment.
Other Equity and Debt—Equity method losses in 2020 compared to earnings in 2019, resulting in a decrease of $61.0 million, arose from impairment of an investee based upon projected exit strategy, decrease in fair value of investments under the fair value option and our share of investee net losses, all of which reflect the economic effects of COVID-19. To a lesser extent, there was also a loss of earnings from investments that were resolved or sold in 2019, partially offset by income from additional acquisition, development and construction ("ADC") loan disbursements.
Other Investment Management—Equity method net income in 2020 was driven by a $106.1 million gain from sale of our equity investment in RXR Realty in February 2020, partially offset by a reversal of unrealized carried interest allocation. In comparison, equity method net loss was incurred in 2019, driven by impairment charge on an investee that has since been sold, partially offset by unrealized carried interest income.
Other Loss, Net
We recognized other net loss of $176.5 million in 2020 and $138.6 million in 2019, driven primarily by the following:
Six Months Ended June 30, 2020

•
$281.3 million ($227.6 million attributable to noncontrolling interests in investment entities) of net unrealized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19 (fair value option was elected on loans receivable beginning 2020); and

•	$22.2 million of unrealized credit losses on CRE debt securities; partially offset by

•
realized gain of $60.7 million and recognition of future profit allocation at fair value of $66.0 million ($33.7 million attributable to noncontrolling interests in investment entities) from recapitalization of our co-investment venture which holds common equity in the Albertsons supermarket chain (refer to Note 6 to the consolidated financial statements).

Six Months Ended June 30, 2019

•
unrealized loss of $146.1 million on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing on certain healthcare mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019.

Income Tax Expense
Income tax expense was $12.3 million higher, attributed primarily to (i) valuation allowances established against deferred tax asset in the hospitality and healthcare segments as a result of uncertainties in future realization of net operating losses, taking into consideration the impairment of assets in these segments; (ii) tax liability on the gain from sale of our equity investment in RXR Realty in February 2020; partially offset by (iii) deferred tax benefit recognized in connection with our DataBank subsidiary acquired in December 2019 and taxable losses in the other investment management segment in the second quarter of 2020.
Income (Loss) from Discontinued Operations
In 2020, discontinued operations represent (i) results of operations of the bulk industrial portfolio; and (ii) in the second quarter of 2020, final adjustments to proceeds from the December 2019 sale of the light industrial portfolio upon release of escrowed funds, which resulted in a net loss of $7.4 million, including a corresponding effect on carried interest and related compensation. In 2019, discontinued operations encompassed predominantly results of the light industrial portfolio and the related management platform prior to its sale in December 2019. Refer to Note 16 to the consolidated financial statements.

Assets Under Management ("AUM") and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our third party AUM and FEEUM for our digital and other investment management business.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	June 30, 2020	December 31, 2019 (3)	June 30, 2020	December 31, 2019 (3)
Digital segment
Other Investment Vehicles	Digital real estate and infrastructure	Earns base management fees and service fees; potential for carried interest from DCP	$21.0	$13.5	$7.8	$6.8
Other Investment Management segment
Institutional funds	Credit funds, opportunistic funds, value-add funds and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest on sponsored funds	8.5	8.5	5.6	5.6
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.4	1.2	1.2
Public Companies	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	3.0	3.5	1.7	2.2
		Earns base management fees and potential for incentive fees
Subtotal - Other Investment Management segment			14.9	15.4	8.5	9.0
Total Company			$35.9	$28.9	$16.3	$15.8
__________

(1)
Assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. AUM is based on the cost basis of managed investments as reported by each underlying vehicle as of the end of the reporting period and includes uncalled capital commitments. The Company's calculations of AUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

(2)
Equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents the basis used to derive fees, which may be based upon invested equity, stockholders’ equity, or fair value pursuant to the terms of each underlying investment management agreement. The Company's calculation of FEEUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.

(3)
Effective June 30, 2020, we no longer include the Company's share of AUM and FEEUM managed by third party asset managers in which we have an equity interest. AUM and FEEUM for December 31, 2019 have been revised to conform to the current definition.

(4)	Represents third party ownership share of CLNC's pro rata share of total assets, excluding consolidated securitization trusts.

•	Total third party FEEUM increased $0.5 billion to $16.3 billion at June 30, 2020.

•
There was a $1.0 billion increase in our digital FEEUM, of which $0.7 billion arose from DCP's acquisition in February 2020 of Zayo Group Holdings, Inc., a provider of bandwidth infrastructure services in the United States and Europe. Zayo, formerly a publicly-traded company, was taken private as part of the acquisition by DCP.

•	This increase was partially offset by a $0.4 billion decrease in FEEUM from CLNC as a result of a decrease in CLNC's asset values.

•
With the raising of third party capital alongside our balance sheet investment in Vantage's portfolio of stabilized hyperscale data centers in July 2020, our third party digital AUM and FEEUM have increased to $21.6 billion and $8.3 billion, respectively.

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
Our digital segment is composed of the following as of June 30, 2020:

•	Digital real estate—A 20% controlling interest in DataBank, acquired in December 2019. DataBank is a leading provider of enterprise-class data centers, connectivity and managed services.

DataBank owns eight data centers, having completed the construction of a new data center in the second quarter of 2020, and have leasehold interests in 12 data centers, operating in nine U.S. markets. This is our inaugural direct balance sheet investment in digital real estate and represents our first step in investing in the edge/colocation data center sector, which will support future growth opportunities through potential add-on acquisitions and greenfield edge data center developments. We earn rental and service income from providing use of space and/or capacity in our digital assets through long-term contracts and related service orders.

•	Digital investment management—DBH investment management business, acquired in July 2019, which currently manages DCP and six digital real estate portfolio companies, including DataBank.
At June 30, 2020, our digital FEEUM totaled $7.8 billion. Investment management products may include investment vehicles for co-investment partnerships and other managed assets, and digital credit and liquid securities products in the future. We earn management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to the achievement of minimum return hurdles.

•
Digital equity investments—DCP, our first sponsored digital real estate and infrastructure fund, which had its final closing in May 2019; and interests in existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector.

DCP has total commitments of $4.06 billion, including our $250 million commitment, of which we have funded $115 million through June 30, 2020. Refer to discussion of the Wafra transaction below in connection with our capital commitments to DCP. As of August 4, 2020, DCP has called 77% of commitments, and is invested in ten geographically diversified portfolio companies across North America, South America, and Europe, composed of the digital infrastructure ecosystem of cell towers, data centers, small cells and fiber networks.
Acceleration of Our Digital Transformation
Strategic Partnership in Our Digital Investment Management Business
On July 17, 2020, we formed a strategic partnership with Wafra in which Wafra made a minority investment representing an approximate 31.5% interest in our Digital IM Business. Wafra paid a consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of up to $150 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business. Refer to Note 24 to the consolidated financial statements for further discussion of the Wafra transaction.
Investment in Hyperscale Data Centers
On July 22, 2020, alongside an approximate $1 billion of fee bearing third party capital that we raised, we invested $1.21 billion for an approximate 80% equity stake in Vantage's portfolio of 12 stabilized hyperscale data centers in North America. Our balance sheet investment is $185 million, which represents a 12.3% interest. Following the closing of this transaction, our digital FEEUM increased to $8.3 billion. This investment is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, that is the rotation of our balance sheet to digital assets and growing our digital investment management business.

Balance Sheet Information
The following table presents key balance sheet data of our digital segment:

(In thousands)	June 30, 2020	December 31, 2019
Real estate held for investment	$845,146	$846,393
Deferred leasing costs and identifiable intangibles, net (excluding goodwill)
Lease intangibles, customer relationships and trade name	179,338	195,291
Investment management intangibles	149,753	162,878
Equity investments	241,535	47,891
Secured debt	515,007	539,155
The increase in equity investments reflect additional funding in DCP, and interests in existing Colony investment vehicles that were repurposed to execute an investment strategy focused on the digital sector effective March 31, 2020.
Operating Performance
Results of operations of our digital segment are as follows.

(In thousands)	Total Revenues (1)		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Digital real estate	$42,021	$—	$(21,142)	$—	$(3,795)	$—
Digital investment management	20,729	—	2,304	1,833	1,346	1,723
Digital equity investments	663	—	12,292	124	10,968	116
Total	$63,413	$—	$(6,546)	$1,957	$8,519	$1,839
Six Months Ended June 30,
Digital real estate	$87,188	$—	$(39,437)	$—	$(7,587)	$—
Digital investment management	39,908	—	4,414	4,814	3,867	4,523
Digital equity investments	823	—	9,257	159	8,481	149
Total	$127,919	$—	$(25,766)	$4,973	$4,761	$4,672
_________

(1)
Digital real estate revenues in the second quarter of 2020 included the effects of purchase price allocation adjustments to the amortization of above/below-market lease intangibles (see Note 3 to the consolidated financial statements) which reduced revenues by $3.2 million.

•
Prior to July 2019, our digital segment generated only equity method earnings from our 50% interest in Digital Colony Manager which manages DCP, and from our interest in DCP. Digital Colony Manager was consolidated upon acquisition of DBH.

•	Revenues from our digital segment in 2020 represent primarily property operating income from DataBank, acquired in December 2019, and fee income from DBH, acquired in July 2019.

•
Digital real estate—The net loss from our DataBank business in 2020 includes the effect of interest expense from debt financing, and depreciation and amortization expense. Operating results of DataBank excluding these effects are presented below as earnings before interest, tax and depreciation for real estate ("EBITDAre").

•
Digital investment management—While fee income from our digital investment management business is trending positively in 2020, operating margins have a seen a decline as we ramp up resources to support future investment product offerings.

•
Digital equity investments—Net income from digital equity investments in 2020 includes the results of existing Colony investment vehicles that were repurposed to execute an investment strategy focused on the digital sector, and more notable contributions from DCP as the fund ramps up its investing activities, in particular contribution from DCP's Zayo co-investment that closed in February 2020.

Earnings Before Interest, Tax and Depreciation for Real Estate
EBITDAre generated by our digital real estate business, which currently consists of DataBank, is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures."

	Digital Real Estate
(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$42,021	$87,188
Property operating expenses	(18,055)	(34,961)
Transaction, investment and servicing costs	(576)	(773)
Compensation and administrative expense	(10,464)	(23,120)
EBITDAre—Digital real estate	$12,926	$28,334
Healthcare
Our healthcare segment is composed of a diverse portfolio of senior housing facilities, skilled nursing facilities, medical office buildings and hospitals. We earn rental income from our senior housing facilities, skilled nursing facilities and hospitals that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, we earn resident fee income from senior housing facilities that are managed by operators under a RIDEA structure, which effectively allows us to gain financial exposure to the underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.
We own between 69.6% and 81.3% of the various portfolios within our healthcare segment.
Portfolio Overview
Our healthcare portfolio is located across 32 states domestically and in the United Kingdom (representing 17% of our portfolio based upon NOI for the second quarter of 2020).
The following table presents key balance sheet data of our healthcare segment:

(In thousands)	June 30, 2020	December 31, 2019
Real estate
Held for investment	$3,638,987	$4,433,825
Held for sale	46,259	57,664
Debt	2,884,765	2,910,032
The following table presents selected operating metrics of our healthcare segment:

	Number of Properties	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
June 30, 2020
Senior housing—operating (2)(3)	89	6,898 units	79.3%	N/A
Medical office buildings	106	3.8 million sq. ft.	83.4%	4.5
Net lease—senior housing (2)	65	3,529 units	83.5%	11.9
Net lease—skilled nursing facilities	88	10,458 beds	82.5%	5.3
Net lease—hospitals	9	456 beds	66.9%	9.9
Total	357
December 31, 2019
Senior housing—operating	83	6,388 units	86.5%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.8
Net lease—senior housing	71	4,039 units	80.7%	11.5
Net lease—skilled nursing facilities	89	10,601 beds	82.7%	5.8
Net lease—hospitals	9	456 beds	58.0%	10.3
Total	358
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

(2)	Six senior housing properties were transitioned from net leases into operating properties in the second quarter of 2020.

(3)	In August 2020, 36 properties, along with the underlying debt, were indirectly conveyed to an affiliate of a lender, as discussed further below.
Held for Sale and Dispositions
We sold a portfolio of net lease skilled nursing facilities totaling 143 beds and a land parcel in the first quarter of 2020 in our effort to monetize non-core assets in our healthcare segment. We received gross proceeds of $7.5 million, from which we paid off $6.5 million of associated debt.
At June 30, 2020, real estate properties with aggregate carrying value of $46.3 million were held for sale, comprising one portfolio of net lease skilled nursing facilities totaling 766 beds that was encumbered with $45.1 million of debt.
Financing
At June 30, 2020, our healthcare portfolio was financed by $2.92 billion of outstanding debt principal, of which $0.4 billion was fixed rate debt and $2.52 billion was variable rate debt, bearing a combined weighted average interest rate of 3.88% per annum.
Of the total healthcare debt at June 30, 2020, $203.0 million was in default. Subsequently, in August 2020, the Company indirectly conveyed the equity of certain of its healthcare borrower subsidiaries, comprising 36 assets in its senior housing operating portfolio and $157.9 million of the aforementioned defaulted healthcare debt (based on outstanding balance at June 30, 2020), to an affiliate of the lender, which released the Company from all rights and obligations with respect to those healthcare assets and corresponding debt. As of the date of this filing, $45.1 million of healthcare debt remains in default.
Operating Performance
Results of operations of our healthcare segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues	$142,680	$145,896	$(3,216)	$281,862	$291,670	$(9,808)
Net loss	(680,140)	(81,520)	(598,620)	(744,285)	(88,726)	(655,559)
Net loss attributable to Colony Capital, Inc.	(434,410)	(58,616)	(375,794)	(482,422)	(66,078)	(416,344)
Operating results at the property level are discussed under NOI below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our healthcare portfolio, which are discussed in "—Results of Operations."
While there was a loss of earnings from sales of net leased properties in 2019 and operating profits declined in 2020, as discussed below, the net losses in all periods were driven by significant impairment charges, in particular $661.3 million and $709.8 million in the three and six months ended June 30, 2020, respectively, due to a shortened holding period assumption.
Net Operating Income
NOI for our healthcare segment is derived as follows and reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Total revenues	$142,680	$145,896	$281,862	$291,670
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(8,071)	(4,817)	(12,037)	(10,044)
Interest income	(71)	—	(98)	—
Other income	—	(36)	—	(36)
Property operating expenses	(74,752)	(63,924)	(141,319)	(128,226)
NOI—Healthcare	$59,786	$77,119	$128,408	$153,364

NOI by healthcare portfolio is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%	2020	2019	$	%
Senior housing—operating	$8,987	$16,468	$(7,481)	(45.4)%	$25,840	$33,803	$(7,963)	(23.6)%
Medical office buildings	13,368	13,481	(113)	(0.8)%	26,359	25,905	454	1.8%
Net lease—senior housing	12,845	15,290	(2,445)	(16.0)%	27,149	30,669	(3,520)	(11.5)%
Net lease—skilled nursing facilities	22,572	26,895	(4,323)	(16.1)%	45,095	52,639	(7,544)	(14.3)%
Net lease—hospitals	2,014	4,985	(2,971)	(59.6)%	3,965	10,348	(6,383)	(61.7)%
NOI—Healthcare	$59,786	$77,119	(17,333)	(22.5)%	$128,408	$153,364	(24,956)	(16.3)%
NOI decreased $17.3 million and $25.0 million in the three and six months ended June 30, 2020, respectively, of which $5.7 million and $11.5 million, respectively, are attributed to the sales of 25 net lease properties in 2019 and one in the first quarter of 2020.
The remaining decrease in NOI resulted primarily from:

•	lower rental income from lease restructurings on certain net leased senior housing and skilled nursing facilities; and

•	in our senior housing operating portfolio, resident fee income decreased as occupancy declined while operating costs increased, both as a result of COVID-19, as discussed further below.
Effects of COVID-19 on our Healthcare Segment
Our first priority has been, and continues to be, the health and safety of the residents and staff at our communities. We remain focused on supporting our operating partners during this challenging time. Concurrently, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our healthcare business.
At this time, we understand from our operators and managers that our communities as a whole continue to experience a moderate level of confirmed COVID-19 cases. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of COVID-19.
The effect of COVID-19 varies by asset class in the Company's healthcare portfolio. Specifically, efforts to address COVID-19 have in some cases forced temporary closures of medical offices, restricted the admission of new residents to senior housing facilities, especially in communities that have experienced infections, and caused incurrence of unanticipated costs and other business disruptions. The Company will be directly impacted by these factors in its RIDEA assets, and indirectly impacted in its net leased assets as these factors influence tenants’ ability to pay rent.

•
In our medical office portfolio, beginning in April 2020, a number of tenants failed to make rent payments or make timely payments, and some sought more flexible payment terms or rent concessions as a result of the COVID-19 crisis. Local governments in certain jurisdictions have implemented or are considering implementing programs that permit or require forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. The Company has agreed to provide the affected tenants with a deferral of rent, generally for two to three months, with deferred rent to be repaid in monthly installments over periods of four to 18 months. This resulted in an increase in lease income receivable totaling $0.3 million as of June 30, 2020. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee.

•
In our senior housing operating portfolio, statutory or self-imposed restrictions began to limit admission of new residents into our communities starting in March 2020 in an effort to contain COVID-19. Also, we continue to face challenges from existing communities that have experienced infections, heightened risk of resident and staff illness and resident move-outs, particularly in those communities that have experienced infections. There is typically a period of time where restrictions on admissions continue to be imposed in communities that have experienced infections until such time that infections are no longer detected. As a result, we anticipate a decline in occupancy to continue as the rate of resident move-outs continue to outpace new resident admissions.

•
Operating costs in our senior housing operating portfolio have risen as our healthcare operators take action to protect their residents and staff, specifically higher labor costs, as well as higher usage and cost of personal protective equipment, and medical and sanitation supplies. We incurred $7.7 million of such incremental costs in the second quarter of 2020, of which $1.6 million was abated through government stimulus funding under the CARES Act Provider Relief Fund.
The challenges faced by our healthcare operators and our tenants as a result of COVID-19 will continue to put pressure on future revenues and operating margins in our healthcare segment.
As necessary, we will engage in discussions with our lenders on the deferral of payment obligations, and/or waiver of defaults for any potential failure in the future to satisfy certain financial or other covenants.
Given the ongoing nature of the pandemic, the extent of the financial effects and how prolonged the effects will be to our healthcare business is uncertain at this time, and largely dependent on the duration and severity of the COVID-19 crisis.
Hospitality
Our hotel portfolio consists primarily of extended stay hotels and premium branded select service hotels located in both major metropolitan markets and high-demand suburban markets throughout the U.S. The majority of our hotels are affiliated with top hotel brands such as Marriott and Hilton.
We own between 89.7% and 100% of the various portfolios within our hospitality segment.
We are currently engaged with a third party advisor to evaluate strategic and financial alternatives to maximize the value of our hospitality portfolio, including the THL Hotel Portfolio in the other equity and debt segment, while balancing the need to preserve liquidity and prioritize the growth of our digital business. We do not anticipate allocating material amounts of the Company's own capital to our hospitality portfolios, but may elect to contribute capital on a limited basis, including in the THL Hotel Portfolio, where we determine it would be meaningful to protect the value of these portfolios.
Portfolio Overview
Our hotel portfolio is located across 26 states in the U.S., with concentrations in Texas (13.9%), California (12.9%), and Florida (12.6%), based upon revenues in the three months ended June 30, 2020.
The following table presents key balance sheet data of our hospitality segment:

(In thousands)	June 30, 2020	December 31, 2019
Real estate
Held for investment	$2,635,718	$3,544,264
Held for sale	—	16,155
Debt	2,635,393	2,623,306
A majority of our portfolio is affiliated with top hotel brands. Composition of our hotel portfolio by brand at June 30, 2020, based upon the number of rooms, is as follows:

Brands	% by Rooms
Marriott	78%
Hilton	16%
Hyatt	4%
Intercontinental	2%
Total	100%

The following table presents selected operating metrics of our hotel portfolio:

	June 30,		Three Months Ended June 30,			Six Months Ended June 30,
Type	Number of Hotel Properties	Number of Rooms	Average Occupancy	ADR (1)	RevPAR (2)	Average Occupancy	ADR (1)	RevPAR (2)
2020
Select service	87	11,737	21.7%	$88	$19	38.2%	$114	$44
Extended stay	66	7,936	44.7%	97	43	54.8%	113	62
Full service	4	966	13.3%	167	22	34.5%	173	60
Total	157	20,639	30.2%	95	29	44.4%	116	51
2019
Select service	94	12,762	76.0%	$128	$98	71.5%	$127	$91
Extended stay	66	7,936	83.0%	135	112	78.6%	132	104
Full service	4	966	78.2%	168	132	74.1%	170	126
Total	164	21,664	78.6%	133	104	74.2%	131	97
_________

(1)	ADR is calculated by dividing room revenue by total rooms sold.

(2)	RevPAR is calculated by dividing room revenue by room nights available for the period.
Financing
At June 30, 2020, our hotel portfolio was financed by $2.67 billion of predominantly variable rate debt, bearing a weighted average interest rate of 3.29% per annum. Refer to further discussion below on the effects of COVID-19.
Operating Performance
Results of operations of our hospitality segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues	$57,143	$227,080	$(169,937)	$210,669	$423,695	$(213,026)
Net loss	(741,621)	(3,505)	(738,116)	(1,037,378)	(29,582)	(1,007,796)
Net loss attributable to Colony Capital, Inc.	(633,863)	(3,330)	(630,533)	(875,095)	(26,311)	(848,784)
Operating results at the property level are discussed under NOI before FF&E Reserve below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our hotel portfolio, which are discussed in "—Results of Operations."
While there was a loss of earnings from sales of ten properties in 2019 and operating performance declined due to COVID-19, as discussed below, the significant net losses in 2020 resulted from impairment charges of $660.8 million and $910.9 million in the three and six months ended June 30, 2020, respectively, driven by a shortened holding period assumption.

Net Operating Income before Reserves for Furniture, Fixtures and Equipment ("NOI before FF&E Reserve")
NOI before FF&E Reserve for our hospitality segment is calculated as follows and reconciled to the most directly comparable GAAP figure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Total revenues	$57,143	$227,080	$210,669	$423,695
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(16)	316	298	626
Interest income	—	(6)	—	(6)
Other income	—	(3)	—	(3)
Property operating expenses	(63,733)	(144,691)	(184,728)	(281,036)
NOI before FF&E Reserve—Hospitality	$(6,606)	$82,696	$26,239	$143,276
NOI before FF&E Reserve by hotel type is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%	2020	2019	$	%
Select service	$(9,792)	$45,701	$(55,493)	(121.4)%	$5,975	$79,882	$(73,907)	(92.5)%
Extended stay	4,691	32,723	(28,032)	(85.7)%	20,079	55,570	(35,491)	(63.9)%
Full service	(1,505)	4,272	(5,777)	(135.2)%	185	7,824	(7,639)	(97.6)%
NOI before FF&E Reserve—Hospitality	$(6,606)	$82,696	$(89,302)	(108.0)%	$26,239	$143,276	$(117,037)	(81.7)%
NOI before FF&E Reserve decreased $89.3 million and $117.0 million in the three and six months ended June 30, 2020, respectively, of which $3.2 million and $4.3 million, respectively, are attributed to the sales of ten select service properties in 2019. The decrease otherwise reflects the effects of COVID-19, with significant declines in room demand. For the three and six months ended June 30, 2020, average occupancy fell 62% and 40%, respectively, compared to the same period last year, to 30.2% and 44.4%, respectively. This was further compounded by lower ADR, resulting in a decrease in RevPAR of 72% and 47% for the three and six months ended June 30, 2020, respectively, compared to the same periods last year.
Notwithstanding the overall negative results for the second quarter of 2020, operations have recovered from the trough in April 2020, with NOI before FF&E Reserve turning a slight positive in June 2020, as illustrated below. Improvements in occupancy from 21.8% in April 2020 to 39.1% in June 2020 was driven by extended stay demand and also weekend leisure demand, while demand from corporate business travel remains muted.

	Second Quarter 2020
($ in thousands)	April	May	June	Total
Average occupancy	21.8%	29.7%	39.1%	30.2%
NOI before FF&E Reserve	$(6,331)	$(1,249)	$974	$(6,606)
Efforts to Mitigate Effects of COVID-19 on our Hospitality Segment and THL Hotel Portfolio in Other Equity and Debt Segment
Through the date of this filing, all of our hotels are operating, but at significantly reduced levels; however, we may decide or be required to temporarily suspend operations at some or all of our hotels in the future.
Operating Performance
The fallout from COVID-19 began to negatively affect room demand and occupancy in March 2020, with significant effects on our revenues and operating cash flows beginning April 2020, as discussed above.
Liquidity
In order to conserve capital and improve liquidity:

•
We have taken various steps to minimize non-essential operating expenses, including where applicable, reduction of services, closure of amenities and floor spaces, and keeping only essential resources on the ground, with our hotel operators having furloughed a substantial number of personnel.

•
We are deferring all non-essential capital expenditures in 2020 of approximately $85 million for our hospitality segment and $10 million for our THL Hotel Portfolio, which will provide notable cost savings in the near term.

•
Following the onset of the COVID-19 crisis, we have not made certain debt service payments on our non-recourse debt. Through the date of this filing, we have successfully executed interest forbearance on some of our debt, after which a remaining combined total of $3.03 billion is in default in our hospitality segment and the THL Hotel Portfolio. The remaining $482.4 million of debt in our hospitality segment was not in default as of the date of this filing. We have received notices of acceleration with respect to defaulted debt of $780.0 million in our hospitality segment and $842.7 million related to the THL Hotel Portfolio. The $780.0 million accelerated debt in the hospitality segment is secured by a portfolio of 48 select service and extended stay hotels, and receivers have been or are expected to be appointed for all of these assets. In connection with the remaining defaulted debt, we continue to engage in active negotiations with the respective lenders or servicers to seek various relief, including executing or extending interest forbearance, temporary use of FF&E and other capital expenditure reserves to fund interest payments and hotel operations (such reserves total $35.1 million in our hospitality segment as of June 30, 2020), and execution of debt modifications, including extension of upcoming maturities in 2020, or make other arrangements, as appropriate. There can be no assurance that we will be successful in any of the negotiations with our lenders or servicers.

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
Colony Credit Real Estate, Inc.
The following table summarizes our ownership interest (on a fully diluted basis) and carrying value in CLNC.

(In thousands, except %)	June 30, 2020	December 31, 2019
Ownership in CLNC
Number of shares of common stock and units in CLNC's operating subsidiary	47,936	$47,936
Interest %	36.4%	36.4%
Carrying value of CLNC investment	$336,513	$725,443
Our carrying value in CLNC reflects its market value as of June 30, 2020. The $388.9 million decrease in carrying value in the first six months of 2020 resulted from an impairment charge recorded in the second quarter of 2020, our share of CLNC's net loss, and dividends received in the first quarter of 2020.
Our equity method loss from CLNC is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Equity method loss
Share of CLNC's net loss	$(75,570)	$(40,008)	$(85,639)	$(34,495)
Other-than-temporary impairment	(274,671)	(227,904)	(274,671)	(227,904)
	$(350,241)	$(267,912)	$(360,310)	$(262,399)
Our share of CLNC's net loss was net of $8.7 million and $27.9 million to reduce the basis difference allocated to non-strategic assets resolved during the three and six months ended June 30, 2020, respectively (Note 6 to the consolidated financial statements). CLNC's net loss was driven by allowance for loan losses, impairment or unrealized fair value losses on investments, and realized losses from sale of investments and unwinding of hedge positions, further affected by COVID-19 in 2020.
Other-Than-Temporary Impairment Assessment
In the second quarter of 2020, the Company determined that its investment in CLNC was other-than-temporarily impaired, and recorded an impairment charge of $274.7 million, measured as the excess of carrying value over market value of its investment in CLNC based upon CLNC's closing stock price on the last trading day of the quarter of $7.02 per share on June 30, 2020. Refer to further discussion of the impairment on our CLNC investment in Note 6 to the consolidated financial statements.

CLNC Business Update
Michael J. Mazzei was appointed Chief Executive Officer and President of CLNC effective April 1, 2020. Mr. Mazzei brings 35 years of experience, knowledge of navigating through cycles, and strong executive leadership in the commercial real estate finance and mortgage REIT business.
Following the onset of the COVID-19 crisis, CLNC suspended its monthly stock dividend beginning April 2020 in an effort to conserve available liquidity, a move that is in line with many other mortgage REITs. In the second quarter of 2020, CLNC executed on a number of strategic initiatives that generated additional liquidity while reducing recourse financing to further fortify its balance sheet under the current challenging economic environment.
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
Over time, the Company expects to monetize the bulk of its existing portfolio as it completes its digital evolution.
Investments and financing in our other equity and debt portfolio are summarized below:

(In thousands)	June 30, 2020	December 31, 2019
Real estate
Held for investment	$1,868,051	$2,036,036
Held for sale	263,023	353,724
Equity and debt investments
Limited partnership interests in our sponsored and co-sponsored funds	54,978	63,102
Other equity investments (1)	1,131,100	1,276,059
CRE debt securities	33,949	57,591
Loans receivable (2)	1,349,103	1,518,058
Debt (3)	1,924,639	2,061,101
_________

(1)	Significant investments include acquisition, development and construction loans ($575.6 million) and preferred equity investments ($140.3 million).

(2)	Carried at fair value upon adoption of fair value option on January 1, 2020.

(3)	Includes debt carrying value of $155.3 million related to real estate held for sale.
Our other equity and debt segment generated the following results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues	$74,428	$152,066	$(77,638)	$195,547	$314,754	$(119,207)
Net income (loss)	(370,305)	(128)	(370,177)	(340,328)	59,400	(399,728)
Net income (loss) attributable to Colony Capital, Inc.	(141,671)	(5,957)	(135,714)	(143,123)	17,932	(161,055)

•
Net income from the other equity and debt segment has decreased over time as we monetized our other equity and debt portfolio throughout 2019, and also reflects the effects of COVID-19 on the operating results of the THL Hotel Portfolio in 2020. However, the large net loss in 2020 resulted primarily from (i) significant unrealized losses on loans receivable carried at fair value; and (ii) real estate impairment, in particular on the THL Hotel Portfolio and a U.S. net lease property. Refer to further discussion in "—Results of Operations."

•
Generally, in 2020, we expect a slower pace of dispositions given the current global economic downturn resulting from efforts to contain COVID-19; nevertheless, we do intend to accelerate the sale of these non-core assets where reasonable values can be attained. Most recently, in April 2020, we recapitalized a co-investment venture which holds common equity in the Albertsons supermarket chain, generating $72.7 million of proceeds to us and realizing our share of gain of $29.7 million.

•
In connection with the THL Hotel Portfolio, operations have recovered from the trough in April 2020 when we recorded negative NOI before FF&E with average occupancy at 25%. Beginning in May, NOI before FF&E has turned positive with average occupancy recovering to 48% in June, and this positive trend has continued into July.

A discussion of our efforts to mitigate the effects of COVID-19 on the THL Hotel Portfolio is included within the Hospitality segment above.
Other Investment Management
This segment, which is separate from the digital investment management business that resides in the digital segment, encompasses primarily the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to the achievement of minimum return hurdles.
As part of the Company’s ongoing transition and rotation to an investment management and operating business focused on digital real estate and infrastructure, the Company continues to pivot away from its non-digital investment management business.
Balance Sheet Information
Equity investments on the balance sheet of our other investment management segment totaling $23.6 million at June 30, 2020 and $140.0 million at December 31, 2019 generally consist of our general partner and co-general partner interests in non-digital investment vehicles we sponsor or co-sponsor, and interests in other real estate asset managers.
Operating Performance
Results of operations of our other investment management segment are as follows.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues (1)	$30,198	$43,802	$(13,604)	$54,497	$83,807	$(29,310)
Net income (loss)	(496,000)	2,176	(498,176)	(477,870)	21,972	(499,842)
Net income (loss) attributable to Colony Capital, Inc.	(446,743)	2,628	(449,371)	(430,384)	20,376	(450,760)
__________

(1)
Includes cost reimbursement income from CLNC, NRE (prior to its sale in September 2019) and retail companies of $2.9 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, $6.4 million and $6.7 million for the six months ended June 30, 2020 and 2019, which are recorded gross as income and expense in the results of operations.

Significant net losses were incurred in 2020. While we recognized a $96.9 million gain, net of tax, from the sale of our equity investment in RXR Realty in February 2020, this was offset by significant goodwill impairment of $79.0 million and $515.0 million in the first and second quarters of 2020, respectively, a reversal of carried interest allocation and decrease in fee income. Refer to discussion of the various components in "—Results of Operations."
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss attributable to common stockholders	$(2,042,790)	$(468,890)	$(2,404,423)	$(571,003)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(225,057)	(29,989)	(264,658)	(36,600)
Real estate depreciation and amortization	131,722	159,496	262,245	313,898
Impairment of real estate	1,474,262	87,600	1,782,530	113,222
Loss (gain) on sales of real estate	4,919	(7,088)	(3,014)	(62,322)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(329,601)	(88,705)	(411,930)	(123,979)
FFO attributable to common interests in Operating Company and common stockholders	$(986,545)	$(347,576)	$(1,039,250)	$(366,784)
__________

(1)	The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$46,499	$55,646	$94,214	$107,456
Impairment of real estate	279,840	37,195	319,974	51,346
Loss (gain) on sales of real estate	3,262	(4,136)	(2,258)	(34,823)
	$329,601	$88,705	$411,930	$123,979
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

NOI
NOI for our healthcare and hospitality segments represent total property and related income less property operating expenses, adjusted primarily for the effects of (i) straight-line rental income adjustments; and (ii) amortization of acquired above- and below-market lease adjustments to rental income, where applicable. For our hospitality segment, NOI does not reflect the reserve contributions to fund certain capital expenditures, repair, replacement and refurbishment of furniture, fixtures, and equipment, based on a percentage of hotel revenues, typically 4% to 5%, that is required under certain debt agreements and/or franchise and brand-managed hotel agreements.
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
Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of net loss of the digital real estate segment to EBITDAre, and net loss of the healthcare and hospitality segments to NOI.

	Digital Real Estate	Healthcare		Hospitality (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Net loss	$(21,142)	$(680,140)	$(81,520)	$(741,621)	$(3,505)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	—	(8,071)	(4,817)	(16)	316
Interest income	—	(71)	—	—	(6)
Other income	—	—	(36)	—	(3)
Interest expense	8,170	34,699	57,135	29,889	41,591
Transaction, investment and servicing costs	—	907	9,097	799	2,712
Depreciation and amortization	28,571	36,980	40,778	35,462	37,008
Impairment loss	—	661,255	51,324	660,751	420
Compensation and administrative expense	—	1,749	2,301	1,793	2,183
Gain on sale of real estate	—	—	—	—	(140)
Other (gain) loss, net	—	342	2,261	(354)	114
Income tax (benefit) expense	(2,673)	12,136	596	6,691	2,006
EBITDAre / NOI / NOI before FF&E Reserve	$12,926	$59,786	$77,119	$(6,606)	$82,696

	Digital Real Estate	Healthcare		Hospitality (1)
	Six Months Ended June 30, 2020	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Net loss	$(39,437)	$(744,285)	$(88,726)	$(1,037,378)	$(29,582)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	—	(12,037)	(10,044)	298	626
Interest income	—	(98)	—	—	(6)
Other income	—	—	(36)	—	(3)
Interest expense	17,572	74,565	104,662	69,678	83,656
Transaction, investment and servicing costs	—	3,805	12,205	2,220	4,296
Depreciation and amortization	58,602	74,440	80,909	71,906	73,256
Impairment loss	—	709,787	51,324	910,913	4,270
Compensation and administrative expense	—	4,232	3,954	4,300	4,087
Gain on sale of real estate	—	—	—	—	(279)
Other (gain) loss, net	—	5,993	394	(510)	113
Income tax (benefit) expense	(8,403)	12,006	(1,278)	4,812	2,842
EBITDAre / NOI / NOI before FF&E Reserve	$28,334	$128,408	$153,364	$26,239	$143,276
__________

(1)	NOI for the hospitality segment excludes FF&E Reserve which is determined based on a percentage of hotel revenues.
Liquidity and Capital Resources
Second Quarter 2020 Update
We have substantially addressed our near-term corporate maturity obligations and have enhanced our long-term capital structure and liquidity profile through (i) the June 2020 amendment of our corporate credit facility which right-sizes availability and provides enhanced financial flexibility; and (ii) issuance of $300 million of exchangeable notes by the OP and concurrent repurchase of $290 million of convertible notes due in January 2021 which allowed us to reduce our near term maturity obligations while also preserving $300 million of liquidity.
As of August 5, 2020, our liquidity position was approximately $0.9 billion, composed of cash on hand and the full $500 million available under our corporate credit facility. Cash on hand included $252 million of final net proceeds from Wafra's minority investment in our digital investment management business, which provides us with permanent capital for growing our digital business.
None of our investment level financing are recourse to the Company, and instead are secured by underlying commercial real estate or mortgage loans receivable. Generally, we do not apply corporate level cash to service investment level debt.
Additionally, we have begun executing a new cost reduction program that has to-date addressed annual run-rate cost savings of approximately $38 million, mostly from headcount and compensation related cost reductions.
While the Company is in compliance with its corporate debt covenants and currently has sufficient liquidity to meet its operational needs, general concerns over credit and liquidity continue to permeate the financial markets in an economic downturn environment. The Company continues to evaluate opportunities to maintain and strengthen its liquidity position through the current economic recession.
Liquidity Needs and Sources of Liquidity
Our current primary liquidity needs are to fund:

•	our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;

•	acquisitions of our target digital assets for our balance sheet and third party capital and related ongoing commitments;

•	principal and interest payments on our debt;

•	our operations, including compensation, administrative and overhead costs;

•	capital expenditures for our non-digital and digital real estate investments;

•	distributions to our common and preferred stockholders (to the extent distributions have not been temporarily suspended); and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our corporate revolving credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	fees received from our investment management business, including incentive or carried interest payments, if any;

•	proceeds from full or partial realization of investments and/or businesses, particularly from investments in the Other Equity and Debt segment;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	third party co-investors in our consolidated investments and/or businesses.
Distribution requirements imposed on us to qualify as a REIT generally require that we distribute to our stockholders 90% of our taxable income, which constrains our ability to accumulate operating cash flows.
Liquidity Needs
Investment Commitments
Our share of commitments in connection with our investment activities as of June 30, 2020 include the following:

•
$38 million of lending commitments to borrowers (subsequent to June 30, 2020, we no longer have funding obligations on $6 million of previously outstanding lending commitments pursuant to an agreement with the borrower);

•	$50 million to joint venture investments, including ADC loan arrangements accounted for as equity method investments; and

•	$229 million of remaining capital commitments to Company sponsored and third party sponsored funds, of which $135 million is for DCP, our inaugural fund dedicated to a digital strategy.
Generally, we expect to fund our investment commitments through cash on hand and/or proceeds from future asset monetization.
As it relates to our commitment to DCP, our original commitment totals $250 million, of which we have funded $115 million through June 30, 2020. In connection with our strategic partnership with Wafra, Wafra is expected to assume $80 million of our total commitment to DCP. The Wafra transaction is described in more detail in Note 24 to the consolidated financial statements.
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
Common Stock—Our board of directors declared a dividend of $0.11 per share of common stock for the first quarter of 2020. The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Under the terms of the Company's amended credit facility, the Company is restricted from paying common dividends other than to maintain the Company’s status as a REIT or to reduce income tax payments. The Company will continue to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy in consultation with its revolver lending group.

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock, with a weighted average dividend rate of 7.16% per annum, as follows.

		Shares Outstanding June 30, 2020 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series G	7.5%	3,450	$1,617	$0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		41,350	$18,516
In June 2020, the Board declared dividends on all series of preferred stock for the second quarter of 2020, which was paid in July 2020. In August 2020, the Board declared dividends on all series of preferred stock for the third quarter of 2020.
Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our real estate properties. We also generate interest income from commercial real estate related loans and securities as well as receive periodic distributions from our equity investments, including our GP co-investments. Such income is partially offset by interest expense associated with non-recourse borrowings on our investments.
Additionally, we generate fee revenue from our investment management business. Management fee income is generally a predictable and stable revenue stream, while carried interest and contractual incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Following the onset of COVID-19, our hotel properties in the hospitality segment incurred negative operating cash flows in April and May 2020, recovering to a slight positive operating cash flow in June 2020. As discussed in "—Segment Results—Hospitality", we have taken various steps to minimize operating expenses, as appropriate, in order to minimize operating cash needs. At this time, we do not anticipate allocating material amounts of the Company's own capital to our hospitality portfolios, but may elect to contribute capital on a limited basis, where we determine it would be meaningful to protect the value of these portfolios.
Asset Monetization
We periodically monetize our investments through asset sales that are opportunistic in nature or to recycle capital from non-core assets, in particular, assets in our other equity and debt segment.
Generally, in 2020, we expect a slower pace of dispositions given the current global economic downturn; nevertheless, we do intend to accelerate the sale of these non-core assets where reasonable values can be attained.
Non-Recourse Investment-Level Financing
We have various forms of investment-level financing across our digital real estate, healthcare, hospitality and other equity and debt segments, which are non-recourse to the Company, as described in more detail in Note 10 to the consolidated financial statements.
As discussed in "—Segment Results—Hospitality," in order to minimize cash needs, we did not make debt service payments on non-recourse debt financing our hotel properties, which resulted in the default of a combined $3.03 billion of debt in our hospitality segment and the THL Hotel Portfolio in the other equity and debt segment. We continue to engage in active negotiations with the respective lenders or servicers to seek various relief. We have not and do not intend to apply corporate level cash to service investment level debt. As noted, the defaulted debt is non-recourse to the Company.
Corporate Credit Facility
As described in Note 10 to the consolidated financial statements, the Credit Agreement was amended on June 29, 2020, which reduced aggregate revolving commitments from $750 million to $500 million and increased the interest rate on borrowings from LIBOR plus 2.25% to LIBOR plus 2.5% per annum. The amended terms provide for greater financial covenant flexibility and more borrowing base credit for digital investments. The credit facility is still scheduled to expire in

January 2021, with two 6-month extension options. During the extension term(s), the interest rate would increase by 0.25%, and effective March 31, 2021, credit availability would be reduced to $400 million.
The maximum amount available at any time is limited by a borrowing base of certain investment assets. As of the date of this filing, the full $500 million is available to be drawn under the credit facility.
Additionally, through the date of this filing, we are in compliance with all financial covenants under the credit facility.
Convertible and Exchangeable Notes
In July 2020, the OP issued $300.0 million of exchangeable notes with maturity in July 2025 and bearing interest at 5.75% per annum. Net proceeds from this issuance of $291.0 million was applied to repurchase $289.7 million of the outstanding principal of the 3.875% convertible notes for total purchase price of $289.2 million, including accrued interest. This substantially addresses the January 2021 maturity of the 3.875% convertible notes, with $112.8 million principal outstanding as of the date of this filing, which we expect to address through cash on hand and/or proceeds from future asset monetizations.
As of the date of this filing, we have total outstanding principal of $626.4 million on our convertible and exchangeable senior notes, with a weighted average of 3.6 years remaining to maturity, and bearing weighted average interest of 5.16% per annum.
Junior Subordinated Debt
Our junior subordinated debt represents an obligation of a subsidiary of the OP that holds healthcare, hospitality and other non-core assets, as described in more detail in Note 10 to the consolidated financial statements. Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not guarantors on the junior subordinated debt. As of June 30, 2020, we have total outstanding principal of $280 million on our junior subordinated debt, with a weighted average of 15.9 years remaining to maturity, and bearing weighted average interest rates of 3.17%.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing. There are no planned public offerings of securities at this time.
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$42,312	$139,151
Investing activities	114,565	(858,190)
Financing activities	(329,490)	579,735
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
Our operating activities generated net cash inflows of $42.3 million compared to $139.2 million in the six months ended June 30, 2020 and 2019, respectively.
This can be attributed in part to operating cash flows in connection with our industrial business that was sold in December 2019.

•
Specifically, the six months ended June 30, 2019 had included $95.1 million of operating cash inflows from our industrial business. The digital real estate business that was acquired in December 2019 using proceeds from the industrial sale is a much smaller portfolio, thereby contributing less operating cash flows in comparison.

•
In contrast, the six months ended June 30, 2020 included the payment of $39.9 million of accrued carried interest compensation in connection with carried interest realized from the sale of our light industrial portfolio.

Additionally, operating cash flows were negatively affected by the fallout from COVID-19 in the second quarter of 2020, particularly in our hospitality and healthcare business, as discussed in "—Segment Results."
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
Our investing activities generated net cash inflows of $114.6 million compared to net cash outflows of $858.2 million in the six months ended June 30, 2020 and 2019, respectively.

•
Real estate investments—The significant net cash outflows in the six months ended June 30, 2019 was driven by outflows of $1.1 billion for acquisition, net of sales, of real estate; in particular, acquisition of a combined $1.1 billion light and bulk industrial portfolio in February 2019. Our entire light industrial portfolio was sold in December 2019. In contrast, our real estate investment activities in the six months ended June 30, 2020 generated net cash inflows of $38.1 million from sales, net of acquisitions.

•
Equity investments—Another significant contributor of net cash inflows in the six months ended June 30, 2020 was $203.7 million from our equity investments, driven by $179.1 million net proceeds from sale of our investment in RXR Realty in February 2020 and $87.4 million from recapitalization of our joint venture investment in Albertsons in April 2020, representing amounts recognized as return of investment. In the six months ended June 30, 2019, we had net cash inflows of $30.2 million from equity investments, primarily proceeds from sales.

•
Debt investments—Lastly, our loan and securities portfolio generated net cash outflows of $116.8 million in the six months ended June 30, 2020 compared to net cash inflows of $230.8 million in the six months ended June 30, 2019 when loan repayments outpaced loan disbursements.

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
Financing activities generated net cash outflows of $329.5 million compared to net cash inflows of $579.7 million in the six months ended June 30, 2020 and 2019, respectively.

•
The significant net cash inflows in the six months ended June 30, 2019 was driven by borrowings exceeding debt repayments by $660.3 million, specifically $735 million of borrowings to fund a large industrial portfolio acquisition in February 2019, a majority of which was sold in December 2019.

•
While borrowings exceeded debt repayments in the six months ended June 30, 2020 by $224.8 million, primarily due to a net draw of $400 million on our corporate credit facility, we also settled the December 2019 redemption of our Series B and E preferred stock for $402.9 million in January 2020 using proceeds from our industrial sale.

•	Cash outflows for common stock repurchases were also higher in the six months ended June 30, 2020 totaling $24.7 million compared to $10.7 million in the six months ended June 30, 2019.

•
Additionally, net contributions from noncontrolling interests of $97.1 million contributed to overall net cash inflows in the six months ended June 30, 2019, while net contributions from noncontrolling interests was much lower at $28.4 million in the six months ended June 30, 2020.

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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. At June 30, 2020, we did not have any outstanding interest rate swap positions. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at June 30, 2020, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at June 30, 2020, all of which were under 1% at June 30, 2020.

($ in thousands)	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$164,968	$83,906	$(12,925)
Amount attributable to noncontrolling interests in investment entities	44,945	23,082	(3,123)
Amount attributable to Operating Company	$120,023	$60,824	$(9,802)
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held predominantly by our foreign subsidiaries and to a lesser extent, by U.S. subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. We had previously employed forwards and costless collars (buying a protective put while writing an out-of the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay as hedging instruments on our foreign subsidiary investments. During the quarter ended June 30, 2020, we settled all our outstanding foreign currency hedges and replaced them with put options purchased through upfront premiums.
At June 30, 2020, we had approximately €491.8 million and £267.6 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $8.5 million increase or decrease in translation gain or loss included in other comprehensive income in connection with investments in our European subsidiaries, and a $0.3 million gain or loss in earnings in connection with a GBP denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at June 30, 2020, including notional amounts and key terms, is included in Note 11 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate the policies, processes, systems and operations of DataBank that was acquired in December 2019.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2020, the Company was not involved in any material legal proceedings.
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
While our company continues to pivot to a digitally-focused strategy, a significant portion of our assets consist of, and our revenues are derived from, real estate investments, including healthcare and hospitality assets. The COVID-19 pandemic has impacted states and cities where we and our tenants operate our and their respective healthcare, hospitality and other businesses and where our properties are located. The preventative measures taken to alleviate the public health crisis, including significant restrictions on travel between the United States and specific countries, and “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries, and has disrupted, and is anticipated to further disrupt, operations and businesses in the healthcare industries, as discussed further below. Furthermore, although certain countries and U.S. states began to ease stay-at-home restrictions towards the end of the second quarter of 2020, resurgences in the numbers of cases of COVID-19 have subsequently led to the reinstatement, or potential for reinstatement, of such restrictions.
The occupancy rates of and revenues generated by our hospitality properties depends on the ability and willingness of guests to travel to our hotels. The spread of COVID-19 has not only decreased guests’ willingness to travel, but also prevented guests from traveling to visit or stay at our hotels as a result of federal travel, social distancing or mandated “shelter-in-place” or “stay-at-home” orders and even as such orders have begun to be lifted in the United States, demand for travel has and is expected to continue to be adversely impacted. Similarly, some tenants in our medical office buildings within our healthcare portfolio have and may continue to seek concessions from us for paying lease charges as a result of such restrictions. In addition, COVID-19 has impacted occupancy at our healthcare properties, as inquiries, tours and move-ins have all declined.
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
Further, CLNC's stock price fell significantly in March and April 2020 due to the significant volatility in equity markets resulting from COVID-19. Along with other publicly traded mortgage REITs, CLNC has seen a rebound in its stock price in May and June 2020, but its stock continues to trade below pre-COVID-19 levels. At June 30, 2020 (prior to any impairment), the carrying value of our CLNC investment was $611 million, or $12.75 per share, which was in excess of its market value of $337 million. With increasing uncertainty over the extent and duration of the COVID-19 pandemic, and the timeline for a recovery in the U.S economy, the Company believes that it is unlikely that the shortfall in market value relative to carrying value of its investment in CLNC would recover in the near term. As a result, the Company recognized an $275 million other-than-temporary impairment on its CLNC investment in the second quarter 2020, which was in addition to the $228 million other-than-temporary impairment on its CLNC investment recognized in the second quarter 2019. If the trading price of CLNC's class A common stock were to suffer further declines, to levels below our current carrying value for a prolonged period of time, as a result of COVID-19 or otherwise, an additional other-than-temporary impairment may be recognized in the future.
The difficult market and economic conditions created by COVID-19 are expected to adversely impact our ability to effectuate our business objectives and strategies. A key component of our business strategy is to monetize certain non-digital, non-core assets in our other equity & debt segment. Many experts predict that the outbreak will trigger, or may have already triggered, a prolonged period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy could negatively impact our ability to consummate asset monetizations within the timeframe and at the values previously anticipated. In addition, the ability to raise capital for our current or anticipated digital-focused investment vehicles may be delayed or adversely impacted by the market and economic conditions which could prevent us from executing our digital pivot and growing our digital business.
The inability to consummate asset monetizations could adversely affect our liquidity and ability to meet our debt obligations or pay dividends to stockholders. For example, in May 2020, we announced the suspension of our common stock dividend for the second quarter of 2020 as the Company's board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. In addition, in connection with the recent amendment to the Company’s corporate credit facility, we are prohibited from, among other things, paying dividends, other than (i) paying dividends to maintain the Company’s REIT status, (ii) reducing the payment of income taxes and (iii) paying dividends on the Company’s preferred stock. As a result, for the term of the corporate credit facility, the Company is prohibited from paying dividends on its common stock, subject to certain limited exceptions. Nonetheless, all permissible distributions are made at the discretion of the Company's board of directors in accordance with Maryland law and depend on our financial condition; debt and equity capital available to us; our expectations for future capital requirements and operating performance; restrictive covenants in our financial or other contractual arrangements, including those in our corporate credit facility; maintenance of our REIT qualification; restrictions under Maryland law; and other factors as our board of directors may deem relevant from time to time.
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
In addition, as COVID-19 has demonstrated the global economy's dependence on digital real estate and infrastructure, the Company has determined to accelerate its shift to a digitally-focused strategy. In doing so, the Company may dispose of its legacy assets and portfolios and continue to focus on the growth of the Company's investment management business focused on digital real estate and infrastructure. This transition may be inconsistent with the Company's status as a REIT. If the Company ceases to qualify as a REIT, it would become subject to U.S. federal income tax on its net taxable income and generally would no longer be required to distribute any of the Company’s net taxable income to Colony stockholders, which may have adverse consequences on the Company’s total return to Colony stockholders.
Furthermore, our corporate credit facility requires us to maintain various financial covenants, including minimum tangible net worth, liquidity levels and financial ratios. The recent amendment to our corporate credit facility, among other things, modified certain financial covenants and reduced the aggregate amount of revolving commitments available under the corporate credit facility. Notwithstanding such amendment, based on the decline in performance in our hospitality and healthcare portfolios we are currently experiencing as a result of the COVID-19 pandemic and given the limited visibility to the future recovery of demand in the hospitality industry, there is a range of possible outcomes which may result in a breach of certain financial covenants prior to the initial maturity of January 2021. In addition, if we determine to exercise our initial extension option on the corporate credit facility, the aggregate amount of revolving commitments available under the corporate credit facility will be reduced to $400 million on March 31, 2021. To the extent that we are unable to effectuate asset monetizations in our other equity and debt segment as discussed above, we may be forced to allocate capital to repaying any outstanding balance on the corporate credit facility (either at the initial maturity, in connection with an extension on March 31, 2021, or the final maturity) that otherwise may have been used to invest in and grow the Company's digital real estate and infrastructure business. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders. There is no assurance that our efforts to obtain such an amendment or waiver would be successful. Furthermore, any amendment or waiver may lead to increased costs, decreased borrowing capacity, increased interest rates, additional restrictive covenants and other similar lender protections. The occurrence of any of the foregoing could materially and adversely impact our liquidity and business operations.
Additionally, non-recourse mortgage debt in the hospitality, healthcare and other real estate equity segment with aggregate outstanding principal of $3.28 billion as of the date of this report was either in payment default or was not in compliance with certain debt and/or lease covenants, as discussed further below. Other than with respect to certain healthcare and hospitality portfolio described below, the Company is in active negotiations with the respective lenders to execute forbearances or debt modifications; however, there is no assurance that our efforts to obtain forbearances or debt modifications will be successful. For example, as of the date of this report and as further described below, we have consensually transferred certain healthcare assets to lenders in exchange for a release of $158 million in borrowings secured by such assets and receivers have started to be appointed at various assets within the Inland Hotel Portfolio. In addition, we have entered into customary non-recourse carve-out guarantees, which provide for these otherwise non-recourse borrowings to become partially or fully recourse against certain of the Company's affiliates in connection with certain limited trigger or "bad boy" events. Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
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

•
the financial impact has and could continue to negatively impact our ability to pay dividends to our stockholders or could result in a determination to reduce the size of one or more dividends, such as is the case with (i) our decision to suspend the dividend on our common stock for the second quarter of 2020 and (ii) certain restrictions on our ability to pay dividends on our common stock pursuant to the recent amendment to our corporate credit facility;

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

•
CLNC's trading price and the impact on the carrying value of the Company's investment in CLNC, including whether the Company will recognize further other-than-temporary impairments on such CLNC investment in addition to those recognized in the second quarter 2020;

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
Furthermore, we have significant non-recourse borrowings outstanding on our hospitality properties (including the THL Hotel Portfolio). As of the date of this report, $3.03 billion in aggregate principal amount of such borrowings (representing the majority of borrowings on our hospitality properties) is in default as a result of the failure to make interest payments in light of the impact COVID-19 has had on our hospitality properties. In addition, as of the date of this report, we received notices of acceleration with respect to an aggregate of $1.6 billion of such borrowings (including borrowings on the Inland Portfolio). Further, we were not successful in our negotiations with the lender of the mortgage debt collateralized by a portfolio of 48 extended stay and select service hotel properties known as the Inland Portfolio, and receivers have been or are expected to be appointed for all of the assets in the Inland Portfolio. During the period while the receivers are in place, we will no longer be in control of the operations of the Inland Portfolio even while still owning the assets. We are in active discussions with the lenders on our other non-recourse borrowings in our hospitality portfolio and for certain hospitality properties, we have entered into forbearance agreements permitting us not to make interest payments for a specified period of time. However, if we are unable to restructure these borrowings or receive forbearance or other accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. For the quarter ended June 30, 2020, we incurred $728 million in impairments on hospitality properties (including the THL Hotel Portfolio) primarily related to assets which are anticipated to be divested or sold in the near term and have fair market values below their respective carrying values. Moreover, depending on, among other factors, the status of ongoing negotiations with lenders, our anticipated holding periods for such assets and cash flow projections, we may take additional impairments on hospitality properties.
In addition, we have agreed to guarantee or contribute to guaranteed payments of franchise fees and marketing fees to our hotel franchisors. In certain instances, such guarantee or contribution agreements may also include an obligation to pay liquidated damages to the hotel franchisor on an early termination of the applicable franchise agreement. In the event that a lender forecloses on our hospitality properties (including in the case of the Inland Portfolio which is currently in or expected to be in receivership), we may not be released from these payment guarantees or liquidated damages obligations and we may not have any control over whether a franchise agreement is terminated.
Risks Related to Our Healthcare Business. We anticipate that the impact of the COVID-19 pandemic will vary by asset class within our healthcare portfolio. Many of the tenants in our medical office buildings suspended non-essential activities, and accordingly sought rent relief. In our senior housing and skilled nursing facilities, occupancy, which is the primary driver of revenues, has declined and may continue to decline during the pandemic as limitations on admissions and fewer inquiries and tours have caused a significant reduction in move-ins, while COVID-19 at the same time increases the risk of resident illness and move-outs. In addition, operating costs at our senior housing and skilled nursing facilities have increased to secure adequate staffing and personal protective equipment. We do not know to what extent, if any, federal relief programs may alleviate these concerns. We will be directly impacted by these factors in our RIDEA assets, or indirectly impacted in our net leased assets as these factors influence our tenants’ ability and willingness to pay rent. We may be forced to restructure tenants’ long-term lease obligations or suffer adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenants, operators, borrowers or managers. As a result, we expect a significant decline in revenues, net operating income and cash flow generated by operations from our healthcare portfolio.
We have significant non-recourse borrowings outstanding on our healthcare properties. As of the date of this report, we have conveyed to an affiliate of our lender a portfolio of 36 assets in a consensual transfer to obtain a release on $158 million in aggregate principal amount in borrowings (as discussed above) and have another $45 million in aggregate principal amount of such borrowings in default. As the impact of COVID-19 continues to influence performance at our healthcare properties, we may experience additional defaults and may be subject to cash flow sweeps. Any such defaults will negatively impact our liquidity and may increase our risk of loss associated with our healthcare properties. We have entered into forbearance agreements suspending debt service payments for a limited period of time for certain portfolios, subject to satisfaction of certain conditions, and are in active discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payments defaults for failure to satisfy certain financial or other covenants. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
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

We may not realize the anticipated benefits of the Wafra strategic partnership.
The strategic partnership with Wafra in our Digital IM Business is expected to result in certain benefits to us, including, among others, providing us with liquidity to pursue strategic digital investments and grow our digital assets under management as well as enhancing our ability to accelerate our digital transformation. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays. For example, Wafra has agreed to pay contingent consideration of approximately $29.9 million if the Digital IM Business meets certain performance criteria as of December 31, 2020; however, there can be no assurance that the Digital IM Business will satisfy such criteria in order for the additional consideration to be earned by the Company.
In addition, pursuant to the strategic partnership documentation, in the event that certain post-closing regulatory approvals are not received by July 17, 2021 (which period may be extended for up to an additional three months under certain circumstances), we will have the right to redeem the entirety of Wafra's equity investment (in which case, the carried interest participation rights acquired by Wafra will terminate), and we will have the right to cancel the warrants issued to Wafra. Further, pursuant to the strategic partnership documentation, Wafra has certain redemption rights which, if exercised, would require the Company to repurchase Wafra's equity investment, carried interest participation rights and warrants. Wafra's redemption rights are triggered upon the occurrence of certain events including key person or cause events under the governing documentation of certain Digital Colony investment vehicles and, for a limited period, upon Marc Ganzi, the Company's CEO and President, and Ben Jenkins, the Chairman and Chief Investment Officer of the Company's digital segment, ceasing to fulfill certain time and attention commitments to the Digital IM Business.  If such redemption rights are exercised (either by the Company in connection with the failure to obtain post-closing regulatory approvals or by Wafra in connection with a key person or cause event), Wafra will also have a redemption right with respect to any sponsor commitments previously made to the Company's funds and vehicles. No assurance can be given that such redemption events, if triggered, would arise at a time when the Company will have the cash on hand or other available liquidity (including availability under the Company's corporate credit facility) to satisfy the redemptions, which could result in the Company being forced to allocate capital away from other potential opportunities or uses that we would otherwise consider to be the most effective use of such capital.
Additionally, under certain circumstances following such time as our Digital IM Business comprises 90% or more of the Company’s assets, we have agreed to use commercially reasonable efforts to cooperate with Wafra to facilitate the conversion of Wafra’s equity investment into the Company's Class A common stock. There can be no assurances that such conversion would occur or on what terms and conditions such conversion would occur, including whether such conversion, if it did occur in the future, would have any adverse impact on the Company, the Company’s stock price, governance and other matters.
If any or all of the risks described above, including the risk that the redemption obligations are triggered, were to materialize, the Company’s results of operations, financial position and/or liquidity could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the three months ended June 30, 2020, we issued 184,395 shares of our class A common stock to an educational institution pursuant to a redemption request for the same number of OP Units. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
The Company's common stock repurchase program expired in May 2020. There were no purchases by the Company of its class A common stock in the second quarter of 2020.

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

4.1	Form of Class A Common Stock Purchase Warrant of Colony Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 23, 2020)
4.2
Indenture, dated as of July 21, 2020, among Colony Capital Operating Company, LLC, Colony Capital, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.3	Form of 5.75% Exchangeable Senior Notes due 2025 (included in Exhibit 4.2)
10.1*
Amendment No.2 to Advisory Agreement dated as of June 22, 2020 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony Capital, Inc. (f/k/a Colony Northstar, Inc.)

10.2
Fourth Amendment, dated as of June 29, 2020, to the Second Amended and Restated Credit Agreement dated as of January 10, 2017 among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020)

10.3
Investment Agreement, dated as of July 7, 2020, by and among Colony Valhalla Partners I-A Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners I-B Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners II Holdings, L.P., a Delaware limited partnership, CBRE Caledon Valhalla Aggregator Holdings LP, a Delaware limited partnership and Vantage Data Centers Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2020)

Exhibit Number	Description

10.4*
Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (S) LLC, Colony Capital Operating Company, LLC, Colony Capital, Inc. (for the limited purposes set forth therein) and the Initial Wafra Representative (as defined therein)

10.5
Carry Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (C) LLC, Colony Capital Operating Company, LLC, Colony DCP (CI) Bermuda, LP, a Bermuda limited partnership, Colony DCP (CI) GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.6
Investor Rights Agreement, dated as of July 17, 2020, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital Digital Holdco, LLC, Colony DC Manager, LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.7
Carried Interest Participation Agreement, dated as of July 17, 2020, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, Colony Capital, Inc., Colony Capital Operating Company, LLC, W-Catalina (S) LLC and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.8
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.9
Acknowledgment Letter, dated as of July 17, 2020, by and among Marc Ganzi, W-Catalina (S) LLC, W-Catalina (C) LLC and Colony Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.10
Registration Rights Agreement, dated as of July 21, 2020, by and among Colony Capital Operating Company, LLC, Colony Capital, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.11*
Joinder and Amendment to Letter Agreement, dated as of July 22, 2020, by and among Digital Bridge Holdings, LLC, CC Valhalla Investor, LLC, Marc Ganzi, Benjamin Jenkins and the other parties named therein

10.12*
Assignment and Contribution Agreement, dated as of July 22, 2020, by and among Marc Ganzi, Benjamin Jenkins, MCG Analog, LLC, the Ganzi Extended Family Trust, BJJ Analog, LLC, DB Aviator Manager Rollover Holdings, L.P., DCR YieldCo Holdings, LP and DCR and Aviator Holdings GP, LLC

10.13*
Amended and Restated Partnership Agreement of DB Aviator Manager Rollover Holdings, L.P., dated as of July 22, 2020, by and among Colony Valhalla GP, LLC, Colony Capital Acquisitions, LLC, MCG Analog, LLC, Ganzi Extended Family Trust, BJJ Analog, LLC and Valhalla Management Holdings, LLC

31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
__________

*	Filed herewith.

**	The document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2020

COLONY CAPITAL, INC.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)