Form 10-Q
period 2020-09-30
Colony Capital, Inc.
filed 2020-11-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2020, 481,627,944 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$658,446	$1,205,190
Restricted cash	167,109	91,063
Real estate, net	7,860,474	6,218,196
Loans receivable (at fair value at September 30, 2020)	1,325,144	1,566,328
Equity and debt investments ($377,278 and $457,693 at fair value, respectively)	1,911,988	2,313,805
Goodwill	851,757	1,452,891
Deferred leasing costs and intangible assets, net	1,275,039	632,157
Assets held for disposition ($3,592,940 and $4,679,169 held for sale, respectively)	4,379,558	5,743,085
Other assets ($6,007 and $21,382 at fair value, respectively)	534,734	557,989
Due from affiliates	78,801	51,480
Total assets	$19,043,050	$19,832,184
Liabilities
Debt, net	$7,085,994	$5,517,918
Accrued and other liabilities ($107,698 and $127,531 at fair value, respectively)	789,866	887,519
Intangible liabilities, net	109,616	111,484
Liabilities related to assets held for disposition	3,908,474	3,862,521
Due to affiliates	1,279	34,064
Dividends and distributions payable	18,516	83,301
Preferred stock redemptions payable	—	402,855
Total liabilities	11,913,745	10,899,662
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	287,231	6,107
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 481,662 and 487,044 shares issued and outstanding, respectively	4,817	4,871
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,559,551	7,553,599
Accumulated deficit	(6,054,881)	(3,389,592)
Accumulated other comprehensive income	76,610	47,668
Total stockholders’ equity	2,585,594	5,216,043
Noncontrolling interests in investment entities	4,085,739	3,254,188
Noncontrolling interests in Operating Company	170,741	456,184
Total equity	6,842,074	8,926,415
Total liabilities, redeemable noncontrolling interests and equity	$19,043,050	$19,832,184

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Property operating income	$246,122	$168,858	$666,657	$543,978
Interest income	14,816	40,237	70,060	121,356
Fee income ($43,527, $111,359, $129,765 and $175,477 from affiliates, respectively)	43,919	111,854	130,964	178,315
Other income ($5,528, $34,058, $16,537 and $55,242 from affiliates, respectively)	11,820	38,051	30,069	64,061
Total revenues	316,677	359,000	897,750	907,710
Expenses
Property operating expense	108,393	80,877	309,553	248,714
Interest expense	71,849	74,592	213,947	236,756
Investment and servicing expense	30,532	8,605	47,897	39,215
Transaction costs	3,310	100	3,806	2,922
Depreciation and amortization	125,733	116,932	301,605	242,490
Provision for loan loss	—	17,233	—	35,847
Impairment loss	36,169	533,031	1,444,908	635,869
Compensation expense—cash and equity-based	53,780	85,800	169,192	157,283
Compensation expense—carried interest and incentive fee	912	10,846	(9,431)	13,264
Administrative expenses	23,500	21,968	75,246	63,404
Settlement loss	—	—	5,090	—
Total expenses	454,178	949,984	2,561,813	1,675,764
Other income (loss)
Gain on sale of real estate	13,258	8,221	24,058	42,841
Other loss, net	(12,979)	(44,940)	(199,320)	(182,560)
Equity method earnings (losses)	(62,998)	46,777	(319,831)	(178,448)
Equity method earnings (losses)—carried interest	6,082	(474)	(14,653)	6,258
Loss from continuing operations before income taxes	(194,138)	(581,400)	(2,173,809)	(1,079,963)
Income tax benefit (expense)	9,922	(10,096)	(3,246)	(11,723)
Loss from continuing operations	(184,216)	(591,496)	(2,177,055)	(1,091,686)
Income (loss) from discontinued operations	(177,014)	25,654	(1,307,225)	11,043
Net loss	(361,230)	(565,842)	(3,484,280)	(1,080,643)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,158)	364	(2,316)	2,317
Investment entities	(149,154)	15,170	(640,955)	51,744
Operating Company	(22,651)	(53,560)	(287,309)	(90,160)
Net loss attributable to Colony Capital, Inc.	(187,267)	(527,816)	(2,553,700)	(1,044,544)
Preferred stock dividends	18,517	27,137	56,507	81,412
Net loss attributable to common stockholders	$(205,784)	$(554,953)	$(2,610,207)	$(1,125,956)
Basic loss per share
Loss from continuing operations per basic common share	$(0.22)	$(1.16)	$(3.35)	$(2.30)
Net loss per basic common share	$(0.44)	$(1.16)	$(5.51)	$(2.35)
Diluted loss per share
Loss from continuing operations per diluted common share	$(0.22)	$(1.16)	$(3.35)	$(2.30)
Net loss per diluted common share	$(0.44)	$(1.16)	$(5.51)	$(2.35)
Weighted average number of shares
Basic	471,739	479,776	474,081	479,412
Diluted	471,739	479,776	474,081	479,412
Dividends declared per common share	$—	$0.11	$0.11	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(361,230)	$(565,842)	$(3,484,280)	$(1,080,643)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	4,385	(2,721)	3,397	6,598
Available-for-sale debt securities	(2,446)	5,067	(3,535)	6,365
Cash flow hedges	(14)	(2,302)	(15)	(9,152)
Foreign currency translation	89,030	(78,729)	58,821	(99,401)
Net investment hedges	(414)	27,004	21,001	43,474
Other comprehensive income (loss)	90,541	(51,681)	79,669	(52,116)
Comprehensive loss	(270,689)	(617,523)	(3,404,611)	(1,132,759)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,158)	364	(2,316)	2,317
Investment entities	(94,401)	(30,966)	(593,452)	(8,513)
Operating Company	(19,102)	(54,048)	(284,101)	(89,826)
Comprehensive loss attributable to stockholders	$(155,028)	$(532,873)	$(2,524,742)	$(1,036,737)

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

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2019	$1,407,495	$4,877	$7,621,655	$(2,699,276)	$26,967	$6,361,718	$3,861,047	$314,333	$10,537,098
Net income (loss)	—	—	—	(527,816)	—	(527,816)	15,170	(53,560)	(566,206)
Other comprehensive loss	—	—	—	—	(5,057)	(5,057)	(46,136)	(488)	(51,681)
Redemption of OP Units for class A common stock	—	—	8	—	—	8	—	(8)	—
Equity-based compensation	—	2	9,569	—	—	9,571	191	—	9,762
Shares canceled for tax withholdings on vested stock awards	—	(1)	(393)	—	—	(394)	—	—	(394)
OP Unit issuance	—	—	—	—	—	—	—	111,903	111,903
Contributions from noncontrolling interests	—	—	—	—	—	—	109,604	—	109,604
Distributions to noncontrolling interests	—	—	—	—	—	—	(88,052)	(5,791)	(93,843)
Preferred stock dividends	—	—	—	(27,137)	—	(27,137)	—	—	(27,137)
Common stock dividends declared ($0.11 per share)	—	—	—	(53,657)	—	(53,657)	—	—	(53,657)
Reallocation of equity (Notes 2 and 15)	—	—	(92,483)	—	(1,022)	(93,505)	3,510	89,995	—
Balance at September 30, 2019	$1,407,495	$4,878	$7,538,356	$(3,307,886)	$20,888	$5,663,731	$3,855,334	$456,384	$9,975,449

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(342,159)	—	(342,159)	(21,749)	(39,601)	(403,509)
Other comprehensive loss	—	—	—	—	(31,414)	(31,414)	(28,859)	(3,440)	(63,713)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Equity-based compensation	—	76	12,114	—	—	12,190	—	584	12,774
Shares canceled for tax withholdings on vested stock awards	—	(18)	(5,051)	—	—	(5,069)	—	—	(5,069)
Contributions from noncontrolling interests	—	—	—	—	—	—	87,736	—	87,736
Distributions to noncontrolling interests	—	—	—	—	—	—	(55,829)	(5,857)	(61,686)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2)	—	—	(3,827)	—	(32)	(3,859)	—	3,859	—
Balance at March 31, 2020	999,490	4,809	7,532,213	(3,806,308)	16,222	4,746,426	3,233,910	411,380	8,391,716
Net loss	—	—	—	(2,024,274)	—	(2,024,274)	(470,052)	(225,057)	(2,719,383)
Other comprehensive income	—	—	—	—	28,133	28,133	21,609	3,099	52,841
Redemption of OP Units for class A common stock	—	2	1,421	—	—	1,423	—	(1,423)	—
Equity-based compensation	—	16	8,946	—	—	8,962	296	584	9,842
Shares canceled for tax withholdings on vested stock awards	—	(6)	(1,151)	—	—	(1,157)	—	—	(1,157)
Contributions from noncontrolling interests	—	—	—	—	—	—	112,721	—	112,721
Distributions to noncontrolling interests	—	—	—	—	—	—	(123,495)	—	(123,495)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Note 2)	—	—	(1,232)	—	12	(1,220)	1,615	(395)	—
Balance at June 30, 2020	999,490	4,821	7,540,197	(5,849,098)	44,367	2,739,777	2,776,604	188,188	5,704,569

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2020	$999,490	$4,821	$7,540,197	$(5,849,098)	$44,367	$2,739,777	$2,776,604	$188,188	$5,704,569
Net loss	—	—	—	(187,267)	—	(187,267)	(149,154)	(22,651)	(359,072)
Other comprehensive income	—	—	—	—	32,239	32,239	54,753	3,549	90,541
Fair value of noncontrolling interest assumed in asset acquisition	—	—	—	—	—	—	366,136	—	366,136
Equity-based compensation	—	5	6,566	—	—	6,571	148	668	7,387
Shares canceled for tax withholdings on vested stock awards	—	(2)	(510)	—	—	(512)	—	—	(512)
Warrant issuance (Note 15)	—	—	20,240	—	—	20,240	—	—	20,240
Costs of noncontrolling interests	—	—	(6,287)	—	—	(6,287)	—	—	(6,287)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,101,099	—	1,101,099
Distributions to noncontrolling interests	—	—	—	—	—	—	(63,511)	—	(63,511)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Note 2)	—	—	(655)	—	4	(651)	(336)	987	—
Balance at September 30, 2020	$999,490	$4,824	$7,559,551	$(6,054,881)	$76,610	$2,585,594	$4,085,739	$170,741	$6,842,074

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,484,280)	$(1,080,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(5,090)	(15,215)
Paid-in-kind interest added to loan principal, net of interest received	(36,856)	(42,609)
Straight-line rents	(13,916)	(13,263)
Amortization of above- and below-market lease values, net	(5,503)	(9,982)
Amortization of deferred financing costs and debt discount and premium	31,061	61,779
Equity method losses	334,648	137,069
Distributions of income from equity method investments	92,445	78,219
Provision for loan losses	—	35,847
Allowance for doubtful accounts	8,655	4,221
Impairment of real estate and related intangibles and right-of-use assets	1,946,786	288,216
Goodwill impairment	594,000	387,000
Depreciation and amortization	439,463	476,886
Equity-based compensation	26,415	25,051
Unrealized settlement loss	3,890	—
Gain on sales of real estate, net	(15,261)	(71,824)
Payment of cash collateral on derivative	(771)	(223,886)
Deferred income tax expense	(10,602)	(1,778)
Other loss, net	195,805	181,847
Decrease (increase) in other assets and due from affiliates	10,344	(16,487)
(Increase) decrease in accrued and other liabilities and due to affiliates	(16,764)	39,038
Other adjustments, net	(4,583)	(4,896)
Net cash provided by operating activities	89,886	234,590
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(289,091)	(222,157)
Return of capital from equity method investments	123,952	176,508
Acquisition of loans receivable and debt securities	—	(771)
Net disbursements on originated loans	(180,756)	(94,816)
Repayments of loans receivable	131,368	228,480
Proceeds from sales of loans receivable and debt securities	—	66,249
Cash receipts in excess of accretion on purchased credit-impaired loans	—	18,886
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,278,957)	(1,798,039)
Proceeds from sales of real estate	258,440	659,245
Proceeds from paydown and maturity of debt securities	4,479	9,180
Proceeds from sale of equity investments	254,921	152,658
Investment deposits	(8,150)	(13,210)
Net receipts on settlement of derivatives	27,097	43,938
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price (Note 3)	(32,500)	(181,167)
Other investing activities, net	7,274	17,349
Net cash used in investing activities	(981,923)	(937,667)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(60,817)	$(81,411)
Dividends paid to common stockholders	(106,510)	(160,490)
Repurchase of common stock	(24,749)	(10,734)
Payment of offering costs	(2,962)	—
Proceeds from issuance of exchangeable senior notes	291,000	—
Repurchase of convertible senior notes	(370,998)	—
Borrowings from corporate credit facility	600,000	740,200
Repayment of borrowings from corporate credit facility	(600,000)	(556,000)
Borrowings from secured debt	33,407	3,269,413
Repayments of secured debt	(323,150)	(2,647,109)
Payment of deferred financing costs	(8,530)	(56,542)
Contributions from noncontrolling interests	1,353,866	557,065
Distributions to and redemptions of noncontrolling interests	(261,314)	(443,614)
Contribution from Wafra (Note 15)	253,575	—
Redemption of preferred stock	(402,855)	—
Shares canceled for tax withholdings on vested stock awards	(6,738)	(3,401)
Other financing activities, net	—	(1,504)
Net cash (used in) provided by financing activities	363,225	605,873
Effect of exchange rates on cash, cash equivalents and restricted cash	3,500	(6,449)
Net decrease in cash, cash equivalents and restricted cash	(525,312)	(103,653)
Cash, cash equivalents and restricted cash, beginning of period	1,424,698	832,730
Cash, cash equivalents and restricted cash, end of period	$899,386	$729,077
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2020	2019
Beginning of the period
Cash and cash equivalents	$1,205,190	$461,912
Restricted cash	91,063	135,650
Restricted cash included in assets held for disposition	128,445	235,168
Total cash, cash equivalents and restricted cash, beginning of period	$1,424,698	$832,730

End of the period
Cash and cash equivalents	$658,446	$455,330
Restricted cash	167,109	113,897
Restricted cash included in assets held for disposition	73,831	159,850
Total cash, cash equivalents and restricted cash, end of period	$899,386	$729,077
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
1. Business
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company") is a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital real estate.
Following the acquisition in July 2019 of Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, the Company is currently the only global real estate investment trust ("REIT") that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. As previously disclosed, Marc C. Ganzi, who co-founded DBH, became the Chief Executive Officer ("CEO") of the Company effective July 1, 2020. In connection with Mr. Ganzi’s appointment as the Company’s CEO, on June 30, 2020, the Board of Directors of the Company (the "Board") appointed Mr. Ganzi to the Board and to serve as President of the Company (in addition to his role as CEO), also effective as of July 1, 2020. Thomas J. Barrack, Jr., who, prior to July 1, 2020, served as the Company’s CEO and President, continues to serve in his role as Executive Chairman of the Company and the Board. In addition, Jacky Wu was appointed as the Company’s Chief Financial Officer and Treasurer, effective July 1, 2020.
At September 30, 2020, the Company has $46.8 billion of assets under management, of which $23.3 billion is dedicated to digital real estate and infrastructure, managed on behalf of third party investors, and the Company's own balance sheet on behalf of its stockholders.
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
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2020, the Company owned 90% of the OP, as its sole managing member. The remaining 10% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's real estate investments in the hospitality, wellness infrastructure and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and wellness infrastructure properties, which in turn, affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (Note 10); flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic recession due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, and also resulted in impairment on certain non-financial assets. Such effects include the determination that the Company's equity method investment in CLNC was other-than-temporarily impaired at June 30, 2020 (Note 6), decreases in fair value of debt securities (Note 6) and loans receivable (Note 12), and impairment of non-digital real estate assets (Note 4).
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined that it would accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation requires a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of holding periods on its non-digital assets, in particular its hotel and wellness infrastructure assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the Company's hotel and wellness infrastructure assets. In the third quarter of 2020, as the Company looks to exit its hospitality business through a sale of its hotel assets (as discussed further below), additional write-downs were recorded to align the hotel carrying values to the agreed upon selling price. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020 (Note 7).
The various impairment and fair value decreases as a result of the acceleration of the Company's digital transformation collectively accounted for $3.2 billion of charges in the nine months ended September 30, 2020, of which $2.5 billion was attributable to the OP. These amounts are reflected within impairment loss, other loss, equity method losses and within impairment loss in discontinued operations on the statement of operations.
The Company believes that it has materially addressed overall recoverability in value across all of its non-digital assets as of September 30, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
Exit of the Hospitality Business
In September 2020, the Company entered into a definitive agreement with a third party to sell five of the six hotel portfolios in its Hospitality segment (the remaining portfolio is in receivership) and its 55.6% interest in the THL Hotel Portfolio in the Other segment (the remaining interests will continue to be held by investment vehicles managed by the Company), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that are being sold in the Hospitality segment are held through joint ventures in which the Company holds a 90% and a 97.5% interest, respectively. The aggregate gross proceeds of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended, represents a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt. Consummation of the sale is subject to customary closing conditions, including but not limited to, acquirer’s assumption of the outstanding mortgage notes encumbering the hotel properties and third party approvals. In October 2020, the parties amended the sale agreement to address certain payments made by the Company to lenders in order to cure certain defaults on the debt associated with a hotel portfolio, and, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amount.The sale agreement provides that the closing will occur no earlier than January 15, 2021, which may be extended or accelerated by mutual agreement of the Company and the acquirer, provided that, if certain third party approvals have not been obtained by February 15, 2021, each of the Company and the acquirer has the right to extend the closing date until March 15, 2021. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
The Company’s exit from the hospitality business represents a key milestone in its digital transformation. Accordingly, the sale of these hotel portfolios is a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. For all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 8) and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (Note 16).
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in the Company's digital investment management business and in consolidated open-end funds sponsored by the Company. The noncontrolling interests either have redemption rights that will be triggered upon the occurrence of certain events (Note 16) or have the ability to withdraw all or a portion of their interests from the consolidated open-end funds in cash with advance notice.
Redeemable noncontrolling interests is presented outside of permanent equity. Allocation of net income or loss to redeemable noncontrolling interests is based upon their ownership percentage during the period. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period to an amount not less than its initial carrying value, except for amounts contingently redeemable which will be adjusted to redemption value only when redemption is probable. Such adjustments will be recognized in additional paid-in capital.
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
The pending disposition of the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in the Other segment, and the disposition of the industrial business in December 2019, including its related management platform, represent strategic shifts that have major effects on the Company’s operations and financial results, and have met the criteria as held for sale and discontinued operations in September 2020 and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 8) and the related operating results are presented as income from discontinued operations on the consolidated statements of operations (Note 16).
Reclassifications
Reclassifications were made related to discontinued operations as discussed above and to prior period segment reporting presentation as discussed in Note 22. Additionally, interest receivable, which was included in other assets as of December 31, 2019, has been reclassified to be presented as part of loans receivable to conform to current period presentation. These reclassification did not affect the Company's financial position, results of operations or cash flows.
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
Accounting for Convertible Instruments and Contracts on Entity's Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives meeting the derivative scope exception; and (3) simplifies diluted earnings per share (“EPS”) computation.
•The guidance eliminates the requirement to separate embedded conversion features in convertible instruments, except for (1) a convertible instrument that contains features requiring bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument that was issued at a substantial premium.
•Under the new guidance, certain conditions under Subtopic ASC 815-40 that may result in contracts being settled in cash rather than shares and therefore preclude (1) equity classification for contracts on an entity’s own equity; and (2) embedded derivatives from qualifying for the derivative scope exception, have been removed; for example, the requirement that equity contracts permit settlement in unregistered shares unless such contracts explicitly require settlement in cash if registered shares are unavailable. The guidance also clarifies that freestanding contracts on an entity’s own equity that do not qualify for equity classification under the indexation criteria (ASC 815-4015) or settlement criteria (ASC 815-40-25) are to be measured at fair value through earnings, even if they do not meet the definition of a derivative under ASC 815.

•The ASU also amends certain guidance on computation of diluted EPS for convertible instruments and contracts on an entity’s own equity that results in a more dilutive EPS, including (1) requiring the if converted method to be applied for all convertible instruments (the treasury stock method is no longer available), and (2) removing the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock and that are not liability classified share based payments.
•Expanded disclosures are required, including but not limited to, (1) terms and features of convertible instruments     and contracts on entity’s own equity; and (2) information about events, conditions, and circumstances that could affect amount or timing of future cash flows related to these instruments or contracts; and in the period of adoption (3) nature of and reason for the change in accounting principle; and (4) effects of the change on EPS.
Upon adoption, a one-time election may be made to apply the fair value option for any liability-classified convertible securities.
Adoption of the new standard may be made either on a full retrospective approach or a modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings. ASU No. 2020-06 is effective January 1, 2022, with early adoption permitted on January 1, 2021. The Company is currently evaluating the effects of this new guidance.
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
The Company's acquisition of DBH included the remaining 50% equity interest held by DBH in Digital Colony Management, LLC ("DCM"), previously an equity method joint venture with DBH, which manages DCP. Upon closing of the acquisition, the Company obtained a controlling interest in DCM and remeasured its existing 50% interest at a fair value of $51.4 million. The full amount, representing the excess of fair value over carrying value of the Company's investment in DCM, was recognized in other gain on the Company's statement of operations, as the Company's carrying value of its investment in DCM prior to the business combination was nil. The fair value was based upon the value of 50% of estimated future net cash flows from the DCP fund management contract, discounted at 8%.
DataBank
On December 20, 2019, the Company acquired from third party investors a 20% interest in DataBank, a portfolio company managed by DBH and invested in by the principals and senior professionals of DBH. The Company is deemed to have a controlling interest in DataBank as control over the operations of DataBank resides substantially with the Company. Consideration included the payment of cash to third parties for the Company’s interests in DataBank and the issuance of 612,072 OP Units to the DBH principals, Marc Ganzi and Ben Jenkins, now the chief investment officer of the Company’s digital real estate platform, for incentive units owned by the DBH principals and allocable to the Company’s acquired interests, measured based upon the closing price of the Company's class A common stock on December 20, 2019 of $4.84 per share. The OP Units were issued to the DBH principals who had previously received incentive units from DataBank, in exchange for certain of their incentive units such that the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank (Note 20). The DBH principals otherwise retained their equity interests in DataBank.

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

	DBH	DataBank
(In thousands)	Final	As Reported June 30, 2020
Consideration
Cash	$181,167	$182,731
Deferred consideration	35,500	—
OP Units issued	111,903	2,962
Total consideration for equity interest acquired	328,570	185,693

Fair value of equity interest in Digital Colony Manager	51,400	—
	$379,970	$185,693

Assets acquired, liabilities assumed and noncontrolling interests
Cash	$—	$10,366
Real estate	—	839,053
Assets held for disposition	—	29,266
Intangible assets	153,300	219,651
Other assets	13,008	108,896
Debt	—	(539,155)
Tax liabilities	(17,392)	(109,587)
Intangible and other liabilities	(16,194)	(120,178)
Fair value of net assets acquired	132,722	438,312
Noncontrolling interests in investment entities	—	(724,567)
Goodwill	$247,248	$471,948
DBH
•Intangible assets acquired included primarily management contracts, investor relationships and trade name.
•The fair value of management contracts, including the Company's 50% interest in Digital Colony Manager, was estimated based upon estimated net cash flows generated from those contracts, discounted at 8%, with remaining lives estimated between 3 and 10 years.
•Investor relationships represent the fair value of potential fees, net of operating costs, to be generated from repeat DBH investors in future sponsored funds, discounted at 11.5%, and potential carried interest discounted at 25%.
•The Digital Bridge trade name was valued using a relief-from-royalty method, based upon estimated savings from avoided royalty at a rate of 1% on expected net income, discounted at 11.5%, with an estimated useful life of 10 years.
•Other liabilities assumed were primarily deferred revenues and deferred tax liabilities recognized upon acquisition, representing the tax effect on the book-to-tax basis difference associated with management contract intangibles.
DataBank
•Real estate was valued based upon (i) current replacement cost for buildings, improvements and data center infrastructure assets; (ii) recent comparable sales or current listings for land; and (iii) contracted price net of selling cost for real estate held for sale.
•Lease related intangibles include in-place leases, leasing commissions and tenant relationships which reflect the value of income foregone or cost incurred if the properties were otherwise vacant and the likelihood of lease renewal by existing tenants, as well as above- and below-market leases which represent the differential between market and contractual rents.

•The remaining intangible assets acquired are data center service contracts, customer relationships and trade name.
•The value of data center service contracts was estimated based upon net income generated from these services that would otherwise have been foregone if such customer contracts were not in place.
•Customer relationships were valued as the incremental net income attributable to these relationships considering the projected net cash flows of the business with and without the customer relationships in place, discounted at 9.5%.
•The trade name of DataBank was valued based upon estimated savings from avoided royalty at a royalty rate of 2%, discounted at 9.5%, with a 5 year useful life.
•Other assets acquired and liabilities assumed include primarily right-of-use ("ROU") lease assets associated with leasehold data centers and corresponding lease liabilities. Deferred tax liabilities represent the tax effect on book-to-tax basis difference, primarily on real estate assets.
•All assumed debt bears variable rates, with carrying values approximating fair values based upon market rates and spreads that prevailed at the time of acquisition.
•Noncontrolling interests in investment entities were valued based upon their proportionate share of net assets of DataBank at fair value.
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
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for disposition is presented in Note 8.

(In thousands)	September 30, 2020	December 31, 2019
Land	$830,365	$716,340
Buildings and improvements	4,773,492	5,068,639
Tenant improvements	112,140	105,440
Data center infrastructure	2,593,494	595,603
Furniture, fixtures and equipment	87,744	98,839
Construction in progress	91,651	115,933
	8,488,886	6,700,794
Less: Accumulated depreciation	(628,412)	(482,598)
Real estate assets, net (1)	$7,860,474	$6,218,196
__________
(1)    For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition (Note 3).
Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 16), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Proceeds from sales of real estate	$88,423	$216,588	$258,440	$659,245
Gain on sale of real estate	12,248	12,899	15,261	71,824

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions, excluding real estate acquired in business combinations discussed in Note 3.

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price (1)	Land	Buildings, Improvements and Infrastructure	Lease-Related Intangible Assets	ROU Lease and Other Assets	Lease Intangible Liabilities	Debt, Lease and Other Liabilities
Nine Months Ended September 30, 2020
Asset Acquisitions (2)
Various	Hotel—France (3)	6	$21,231	$2,955	$18,436	$—	$10,563	$—	$(10,723)
July	Hyperscale data centers—U.S. and Canada	12	1,524,610	103,036	2,606,305	776,666	181,260	(26,723)	(2,115,934)
Various	Easements—Various in U.S.	—	2,586	2,586	—	—	—	—	—
			$1,548,427	$108,577	$2,624,741	$776,666	$191,823	$(26,723)	$(2,126,657)

Year Ended December 31, 2019
Asset Acquisitions
February	Bulk industrial—Various in U.S. (4)	6	$373,182	$49,446	$296,348	$27,553	$—	$(165)	$—
October	Wellness infrastructure—United Kingdom (5)	1	12,376	3,478	9,986	732	—	(1,820)	—
Various	Light industrial—Various in U.S. (6)	84	1,158,423	264,816	850,550	47,945	—	(4,888)	—
			$1,543,981	$317,740	$1,156,884	$76,230	$—	$(6,873)	$—
__________
(1)    Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.
(2)    Useful life of real estate acquired ranges from 40 to 50 years for buildings, 12 to 21 years for site improvements, 12 to 19 years for data center infrastructure, 1 to 7 years for furniture, fixtures, and equipment, 2 to 15 years for lease intangibles, and 5 to 6 years for ROU lease assets.
(3)    Bids for hotels under receivership were accepted by the French courts in prior years, with the transactions closing in 2020. Amounts include acquisition of hotel operations pursuant to operating leases on real estate owned by third parties.
(4)    The bulk industrial portfolio was classified as held for sale in June 2019.
(5)    Properties acquired pursuant to purchase option under the Company's development facility to a healthcare operator at purchase price equivalent to outstanding loan balance.
(6)    The entire light industrial portfolio was sold in December 2019.
Investment in Hyperscale Data Centers
In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for approximately 90% equity interest ($1.2 billion or approximately 80% at September 30, 2020) in entities that hold Vantage Data Centers' ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (“Vantage SDC”). The Company's balance sheet investment is approximately $200 million, representing approximately 13% equity interest (approximately 12% at September 30, 2020). Vantage SDC is a carve-out from Vantage's data center business, with the acquisition excluding Vantage's remaining portfolio of development-stage data centers and its employees, all of whom were retained by Vantage. The day-to-day operations of Vantage SDC will continue to be managed by Vantage's existing management company in exchange for management fees, and subject to certain approval rights held by the Company and the co-investors in connection with material actions.
Additional purchase price of up to an estimated $240 million may be payable if Vantage SDC enters into additional leases for vacant inventory and expansion capacity. It is anticipated that all, if not most, of the additional purchase price will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations.

Depreciation and Impairment
The following table summarizes real estate depreciation and impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Depreciation of real estate held for investment	$73,862	$42,549	$187,746	$132,844
Impairment of real estate and related asset group (1)
Held for disposition	134,097	50,855	161,735	119,036
Held for investment (2)	9,345	127,044	1,764,235	168,531
__________
(1)    Includes impairment of real estate intangibles of $9.3 million in the nine months ended September 30, 2020 and ROU on ground leases of $1.4 million and $15.1 million in the three and nine months ended September 30, 2020, respectively. For both the three and nine months ended September 30, 2019, amounts include impairment of real estate intangibles of $0.9 million.
(2)    Includes impairment of hotel properties prior to their reclassification as held for sale and discontinued operations.
Impairment of Real Estate Held for Disposition
Real estate held for disposition is carried at the lower of amortized cost or fair value. Real estate carried at fair value totaled $1.1 billion at September 30, 2020 and $253.4 million at December 31, 2019 based upon impairments recorded during the nine months ended September 30, 2020 and year ended December 31, 2019, respectively, generally representing Level 3 fair values.
Real estate held for disposition that was written down was generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for disposition is reduced for estimated selling costs ranging from 1% to 16%.
In 2020, the Company also considered the impact of a global economic downturn as a result of COVID-19, specifically as it affects real estate values, and where appropriate, factored in a reduction in potential sales prices, which resulted in additional impairment on real estate held for disposition in 2020.
Impairment of Real Estate Held for Investment
Real estate held for investment that was written down to fair value during the nine months ended September 30, 2020 and year ended December 31, 2019 had carrying values totaling $3.6 billion and $355.0 million, respectively, at the time of impairment (including properties in the Hospitality segment that were impaired in 2020 and 2019 prior to their reclassification as held for sale and discontinued operations, and similarly including properties in the THL Hotel Portfolio that were impaired in 2019), representing Level 3 fair values.
Impairment was driven by shortened holding period assumptions made in connection with the preparation and review of the financial statements, particularly in the hotel and wellness infrastructure portfolios. The shortened holding period assumption is attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default or at risk of default. The Company's assessment considered various strategic and financial alternatives to maximize the value of its non-digital real estate assets, while also balancing the need to preserve liquidity and prioritize the growth of its digital business. A shortened holding period was an indicator of impairment as it decreased the amount of carrying value recoverable from future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19.
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
Fair values were estimated for these properties based upon one or a combination of the following: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 10.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 7.0% and 11.3%, and discount rates between 8.5% and 12.0%. The Company considered the risk characteristics of each property in determining capitalization rates and where applicable, used higher capitalization rates or discount rates to reflect the inherent stress on real estate values in a deteriorating economic environment. Impairment was measured as the excess of carrying value over fair value for each of these properties.
The Company believes that it has materially addressed overall recoverability in the value of its non-digital real estate assets, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's real estate operations and its ability to meet its non-recourse mortgage debt obligations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment of its non-digital real estate assets, in particular, its wellness infrastructure assets, that could be material in the future.
Property Operating Income
Since December 2019, lease income includes: (i) fixed lease payments for interconnection services and a committed amount of power in connection with contracted data center leased space; and (ii) variable payments for additional metered power reimbursements based upon usage by data center tenants at prevailing rates.
The Company also earns data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, and other related information technology services, which are recognized as services are provided to data center customers; and to a lesser extent, installation services that are recognized at a point in time upon completion of the installation and accompanying services.
For the three and nine months ended September 30, 2020 and 2019, components of property operating income are as follows, excluding amounts related to discontinued operations (Note 16).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Lease income:
Fixed lease income	$193,873	$152,050	$555,979	$487,404
Variable lease income	37,827	13,641	70,934	44,881
	231,700	165,691	626,913	532,285
Hotel operating income	2,860	3,167	5,015	11,693
Data center service revenue	11,562	—	34,729	—
	$246,122	$168,858	$666,657	$543,978
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
The Company has agreed to provide the affected tenants primarily with a deferral of full or partial rent for two to three months, generally with deferred rent to be repaid in monthly installments over periods of three to 17 months. This resulted in an increase in receivables totaling $0.4 million as of September 30, 2020. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee. In certain instances, the Company has also agreed to rent forgiveness, totaling $0.6 million for both the nine months ended September 30, 2020 and full year 2020.

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
Loans receivable carried at fair value at September 30, 2020 are as follows:

	September 30, 2020
($ in thousands)	Unpaid Principal Balance	Fair Value	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Mortgage loans	$1,623,432	$659,673	7.7%	0.7
Mezzanine loans	592,120	327,025	11.0%	0.7
Non-mortgage loans	189,296	172,249	13.9%	4.5
	2,404,848	1,158,947
Variable rate
Mortgage loans	167,161	166,197	3.3%	0.0
Mezzanine loans	—	—	—%	0.0
	167,161	166,197
Loans receivable	$2,572,009	$1,325,144
Loans receivable carried at amortized cost at December 31, 2019 were as follows:

	December 31, 2019
($ in thousands)	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$471,472	$492,709	10.7%	1.6
Mezzanine loans	495,182	494,238	12.6%	0.6
Non-mortgage loans	149,380	148,623	12.9%	5.4
	1,116,034	1,135,570
Variable rate
Mortgage loans	171,848	172,269	4.1%	0.3
Mezzanine loans	44,887	44,637	12.7%	1.6
	216,735	216,906
	1,332,769	1,352,476
PCI Loans
Mortgage loans	1,165,804	248,535
Allowance for loan losses		(48,187)
		1,552,824
Interest receivable		13,504
Loans receivable	$2,498,573	$1,566,328
Past Due and Nonaccrual Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.

The following table presents the fair value and unpaid principal balance by aging of loans held for investment at September 30, 2020 for which fair value option was elected.

	September 30, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
Loans receivable—fair value option
Current or less than 30 days past due	$350,372	$361,387	$(11,015)
30-59 days past due	—	—	—
60-89 days past due	—	—	—
90 days or more past due or nonaccrual	974,772	2,210,622	(1,235,850)
	$1,325,144	$2,572,009	$(1,246,865)
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
$1,352,476
For the Three and Nine Months Ended September 30, 2019 and as of December 31, 2019
Troubled Debt Restructuring
During the three and nine months ended September 30, 2019, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with concessions in interest rates, payment terms or default waivers.
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
The average carrying value and interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2019 were as follows.

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Average carrying value before allowance for loan losses and interest receivable	$306,114	$298,925
Total interest income recognized during the period impaired	1,651	5,943
Cash basis interest income recognized	—	447

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
There were no PCI loans acquired in the nine months ended September 30, 2019.
Changes in accretable yield of PCI loans for the nine months ended September 30, 2019 were as follows:

(In thousands)	Nine Months Ended September 30, 2019
Beginning accretable yield	$9,620
Changes in accretable yield	11,647
Accretion recognized in earnings	(9,471)
Effect of changes in foreign exchange rates	(270)
Ending accretable yield	$11,526
At December 31, 2019, there were no PCI loans on the cash basis or cost recovery method for recognition of interest income.
Allowance for Loan Losses
Allowance for loan losses and related carrying values before interest receivable of loans held for investment at December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,146	$71,754
PCI loans	41	17,935
	$48,187	$89,689
Changes in allowance for loan losses for the nine months ended September 30, 2019 are presented below.

(In thousands)	Nine Months Ended September 30, 2019
Allowance for loan losses at January 1	$32,940
Provision for loan losses, net	35,847
Charge-off	(16,929)
Allowance for loan losses at September 30	$51,858
Provision for loan losses by loan type was as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Non-PCI loans	$17,228	$30,035
PCI loans	5	5,812
Total provision for loan losses, net	$17,233	$35,847

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2020, total unfunded lending commitments was $133.6 million, of which the Company's share was $29.5 million, net of amounts attributable to noncontrolling interests.
6. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	September 30, 2020	December 31, 2019
Equity Investments
Equity method investments
Investment ventures	$1,462,730	$1,845,129
Private funds	237,750	142,386
	1,700,480	1,987,515
Other equity investments
Marketable equity securities	147,051	138,586
Investment ventures	—	91,472
Private funds and non-traded REIT	36,559	38,641
Total equity investments	1,884,090	2,256,214

Debt Securities
N-Star CDO bonds, available for sale	27,898	54,859
CMBS of consolidated fund, at fair value	—	2,732
Total debt securities	27,898	57,591
Equity and debt investments	$1,911,988	$2,313,805
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

The Company’s investments accounted for under the equity method are summarized below:

($ in thousands)		Carrying Value at
Investments (1)	Description	September 30, 2020	December 31, 2019
Colony Credit Real Estate, Inc.(2)	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary (36.4% ownership)	$365,872	$725,443
RXR Realty, LLC	Common equity in investment venture with a real estate investor, developer and investment manager (sold in February 2020)	—	93,390
Preferred equity	Preferred equity investments with underlying real estate	126,706	138,428
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	625,999	543,296
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)	234,765	115,055
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles	410	21,940
Other investment ventures	Interests in 11 investments at September 30, 2020	180,958	127,088
Fair value option	Interests in initial stage ventures, real estate development, hotel co-investments, and limited partnership interests in private equity funds	165,770	222,875
		$1,700,480	$1,987,515
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
Impairment of Equity Method Investments
The Company evaluates its equity method investments for OTTI at each reporting period and recorded impairment of $26.0 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $323.8 million and $253.5 million for the nine months ended September 30, 2020 and 2019, respectively. Equity method investments that were written down to fair value during the nine months ended September 30, 2020 and year ended December 31, 2019 had carrying values totaling $551.2 million and $745.3 million, respectively, at the time of impairment. Impairment charges were generally determined using recoverable values for investments resolved or sold, or investment values based upon projected exit strategies, other than for CLNC as discussed below.
CLNC
Other-Than-Temporary Impairment ("OTTI")—In the third quarter of 2020, the Company determined that the decline in CLNC's stock price, closing at $4.91 per share at September 30, 2020, does not represent further OTTI of its investment in CLNC.
In the second quarters of 2020 and 2019, the Company determined that its investment in CLNC was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million and $227.9 million, respectively. In each case, the OTTI charge was measured as the excess of carrying value over market value of its investment in CLNC based upon CLNC's closing stock price on the last trading day of the quarter of $7.02 per share on June 30, 2020 and $15.50 per share on June 28, 2019.
At June 30, 2020, the Company's investment in CLNC had a carrying value of $611.2 million prior to the OTTI charge, which was in excess of its market value of $336.5 million. In March and April 2020, there was a significant decrease in CLNC's stock price, which reflected the significant volatility in equity markets and the significant decline in equity prices, for mortgage REITs and across industries, due to the COVID-19 crisis. Along with other publicly traded mortgage REITs, CLNC has seen a rebound in its stock price in May and June 2020, but its stock continues to trade below pre-COVID-19 levels. As of June 30, 2020, there was not a large disparity between the Company's carrying value in CLNC and CLNC's internal estimated NAV. Nevertheless, with increasing uncertainty over the extent and duration of the COVID-19 crisis, and the timeline for a recovery in the U.S economy, the Company believes that it is unlikely that the CLNC stock will recover and trade closer to its NAV in the near term. Accordingly, the Company also believes that it would be unlikely that the shortfall in market value relative to carrying value of its investment in CLNC would recover in the near term. As a result, the Company recognized OTTI on its investment in CLNC.
Basis Difference—The impairment charges resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address this basis difference, the impairment charges were generally allocated on a relative fair value basis across CLNC's various investments. Accordingly, for any future impairment charges taken by CLNC on these investments, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective investments has been fully eliminated. For the three and nine months ended September 30, 2020, the Company reduced its share of net loss from CLNC by $21.9 million and $49.8 million, respectively, representing the basis difference allocated to investments that were resolved or impaired by CLNC during these periods. The remaining basis difference at September 30, 2020 was $311.7 million.
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
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At September 30, 2020, the Company’s share of these commitments was $18.9 million.
Private Funds—At September 30, 2020, the Company has unfunded commitments of $147.7 million to Company sponsored and third party sponsored funds.
Debt Securities
The Company's investment in debt securities is composed of available-for-sale N-Star CDO bonds, which are investment-grade subordinate bonds retained by NRF from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF that were subsequently repurchased by NRF at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.
Commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company, which is in the process of dissolution, were sold in the third quarter of 2020 and liquidating distributions made to its shareholders.

AFS Debt Securities
The following tables summarize the balance and activities of the N-Star CDO bonds.

	Amortized Cost Without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
September 30, 2020	$46,739	$(23,973)	$5,132	$—	$27,898
December 31, 2019	46,002	NA	8,857	—	54,859
There were no sales of N-Star CDO bonds during the nine months ended September 30, 2020 and year ended December 31, 2019.
These CDOs have long dated stated maturities through 2037 and 2041, however, the Company expects the N-Star CDO bonds to have remaining future cash flows up to 3.3 years from September 30, 2020.
Impairment of AFS Debt Securities
AFS debt securities are considered to be impaired if their fair value is less than their amortized cost basis.
•If the Company intends to sell or is more likely than not required to sell the debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings within other gain (loss) as a write-off of the amortized cost basis of the debt security.
•If the Company does not intend to sell or is not more likely than not required to sell the debt security before recovery of its amortized cost:
•Upon adoption of CECL effective January 1, 2020, the credit component of the loss is recognized in earnings within other gain (loss) as an allowance for credit loss, which may be subject to reversal for subsequent recoveries in fair value. The non-credit loss component is recognized in other comprehensive income or loss ("OCI"). The allowance is charged off against the amortized cost basis of the security if in a subsequent period, the Company intends to or is more likely than not required to sell the security, or if the Company deems the security to be uncollectible.
•Prior to adoption of CECL on January 1, 2020, the Company evaluated if the decline in fair value is other than temporary, in which case, the credit loss component was recognized in earnings as a write-off of the amortized cost basis of the debt security that is not subject to subsequent reversal. The non-credit loss component was recognized in OCI. If the impairment is not other-than-temporary, the entire unrealized loss is recognized in OCI.
2020—For the three and nine months ended September 30, 2020, the Company recorded allowance for credit loss in other loss of $1.7 million and $24.0 million, respectively. The credit loss was determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At September 30, 2020, there were no AFS debt securities in unrealized loss positions without allowance for credit loss.
2019—The Company recorded OTTI loss on AFS debt securities of $6.4 million and $7.1 million in other loss for the three and nine months ended September 30, 2019, respectively. The losses were due to an adverse change in expected cash flows on N-Star CDO bonds. The Company believed that it was not likely that it would recover the full amortized cost on these securities, primarily based upon the performance and value of the underlying collateral. At December 31, 2019, there were no AFS debt securities with unrealized loss in AOCI.

7. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the carrying value of goodwill.

	Nine Months Ended September 30,
(In thousands)	2020	2019
Beginning balance	$1,452,891	$1,514,561
Business combination (Note 3) (1)	(7,134)	247,248
Impairment	(594,000)	(387,000)
Ending balance	$851,757	$1,374,809
__________
(1)    Includes the effects of measurement period adjustments within a one year period following the consummation of a business combination.
In the first quarter of 2020, $51.0 million of goodwill was reassigned from the Other segment to the Digital Investment Management segment to reflect the value of expected future investment management economics associated with certain existing investment vehicles that were repurposed to execute an investment strategy focused on the digital sector, as well as a team of professionals dedicated to the strategy. The amount that was reassigned to the digital segment was determined based upon the fair value of this digital strategy platform relative to the overall fair value of the other investment management reporting unit prior to the reassignment.
Goodwill balance by reportable segment is as follows.

(In thousands)	September 30, 2020	December 31, 2019
Balance by reportable segment:
Digital Operating	$471,948	$479,082
Digital Investment Management (1)	298,248	247,248
Other	81,561	726,561
	$851,757	$1,452,891
__________
(1)    At September 30, 2020 and December 31, 2019, goodwill of $140.5 million related to the DBH acquisition was deductible for income tax purposes.
Impairment of Goodwill
Digital Segments
The Company believes that the current shift and increased reliance on a digital economy positions the Company's digital business for further growth. Therefore, the Company determined that there were no indicators of impairment on goodwill in the digital reportable segments.
Other Segment
Three Months Ended September 30, 2020—The Company determined that there were no indicators of additional impairment in the third quarter of 2020 on the remaining balance of goodwill in its other investment management business.
Six Months Ended June 30, 2020—In connection with the review and preparation of the financial statements, the Company determined that the deterioration in economic conditions as a result of COVID-19 and the Company's acceleration of its digital transformation in the second quarter of 2020 represent indicators of impairment to the goodwill in its other investment management business. Accordingly, the Company updated its quantitative test of the other investment management goodwill, which indicated that the carrying value of the other investment management reporting unit including goodwill at March 31, 2020 and at June 30, 2020 exceeded its estimated fair value at the respective balance sheet date. As a result, the Company recognized impairment loss on its other investment management goodwill of $79.0 million and $515.0 million in the first and second quarters of 2020, respectively.
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
The remaining balance of the other investment management goodwill in the Other segment of $81.6 million as of September 30, 2020 is expected to be fully written off in the near future when a runoff of the credit management business is substantially completed.
2019—In the third and fourth quarters of 2019, the Company recognized impairment losses to its other investment management goodwill of $387.0 million and $401.0 million, respectively, reflecting:
•loss of future fee income from sale of the industrial business, and reduction in CLNC's fee base to reflect its reduced book value in the third quarter of 2019; and
•beginning of the Company's transition to a digital focused investment management business in the fourth quarter of 2019.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	September 30, 2020			December 31, 2019
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease related intangible assets (2)	$1,179,939	$(196,594)	$983,345	$424,987	$(123,649)	$301,338
Investment management intangibles (3)	277,761	(123,055)	154,706	285,233	(96,466)	188,767
Customer relationships (4)	73,400	(4,818)	68,582	71,000	(250)	70,750
Trade names (5)	39,600	(3,504)	36,096	39,600	(185)	39,415
Other (6)	38,325	(6,015)	32,310	32,285	(398)	31,887
Total deferred leasing costs and intangible assets	$1,609,025	$(333,986)	$1,275,039	$853,105	$(220,948)	$632,157
Intangible Liabilities
Lease intangible liabilities (2)	$186,539	$(76,923)	$109,616	$174,208	$(62,724)	$111,484
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
(6)    Represents primarily DataBank data center service contracts and hotel franchise agreements which are amortized over the term of the respective contracts or agreements, and value of certificates of need associated with certain wellness infrastructure portfolios which are not amortized.

Impairment of Identifiable Intangible Assets
In the three and nine months ended September 30, 2020 and in the fourth quarter of 2019, management contract intangible assets were impaired $8.2 million and $8.6 million, respectively, and written down to aggregate fair value of $12.4 million and $62.4 million at the time of impairment, respectively. Fair value was generally based upon revised future net cash flows to be generated over the remaining life of the respective management contracts, representing Level 3 fair value.
Real estate intangibles are subject to impairment as part of the real estate asset group, as discussed in Note 4.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 16):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net increase to rental income (1)	$370	$1,921	$5,002	$5,662

Amortization expense
Deferred leasing costs and lease intangibles	$11,189	$7,580	$69,058	$24,119
Investment management intangibles	8,902	63,754	26,585	77,656
Customer relationships	1,572	1,327	4,569	2,999
Trade name	1,098	78	3,320	78
Other	4,169	80	5,617	184
	$26,930	$72,819	$109,149	$105,036
__________
(1)    Represents the impact of amortizing above- and below-market leases and lease incentives.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Net increase (decrease) to rental income	$123	$3,350	$4,671	$5,857	$(6,380)	$(10,799)	$(3,178)
Amortization expense	56,992	201,216	156,612	128,763	94,469	487,474	1,125,526

8. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below.
Assets and liabilities held for non-sale disposition in all periods presented represent a portfolio of 48 hotels in the Hospitality segment that has been placed in receivership following the lender's acceleration of the underlying debt that was defaulted in April 2020. Control over the operations and any eventual sale of these hotels has been transferred to the receivers, who are acting for the benefit of the lender. The Company has not been released from its debt obligations, however, the debt is non-recourse to the Company.

	September 30, 2020			December 31, 2019
(In thousands)	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition
Assets
Restricted cash	$59,802	$14,029	$73,831	$122,663	$5,782	$128,445
Real estate, net	3,385,797	751,430	4,137,227	4,421,888	1,019,849	5,441,737
Loans receivable	42,985	—	42,985	—	—	—
Deferred leasing costs and intangible assets, net	29,919	437	30,356	37,399	2,533	39,932
Other assets	74,437	20,722	95,159	97,219	35,752	132,971
Total assets held for disposition	$3,592,940	$786,618	$4,379,558	$4,679,169	$1,063,916	$5,743,085

Liabilities
Debt, net (1)	$2,932,982	$780,000	$3,712,982	$2,926,449	$772,485	$3,698,934
Lease intangibles and other liabilities	153,354	42,138	195,492	141,426	22,161	163,587
Total liabilities related to assets held for disposition	$3,086,336	$822,138	$3,908,474	$3,067,875	$794,646	$3,862,521
__________
(1)    Represents debt related to assets held for disposition if the debt is expected to be assumed by the acquirer upon sale or the debt is expected to be extinguished through lender's assumption of underlying collateral.
Included in the table above are assets and liabilities held for sale and for non-sale disposition that are related to discontinued operations (Note 16), as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Hotel	Industrial	Hotel	Industrial
Assets
Restricted cash	$69,033	$—	$112,923	$—
Real estate, net	3,517,983	342,758	4,658,477	342,758
Deferred leasing costs and intangible assets, net	1,851	23,599	6,802	25,371
Other assets	80,198	4,247	111,229	3,917
Total assets held for disposition—discontinued operations	$3,669,065	$370,604	$4,889,431	$372,046

Liabilities
Debt, net	$3,479,355	$233,627	$3,465,990	$232,944
Lease intangibles and other liabilities	165,010	2,230	128,155	2,090
Total liabilities related to assets held for disposition—discontinued operations	$3,644,365	$235,857	$3,594,145	$235,034
Non-Recourse Investment-Level Debt in Default
Investment-level secured debt, which is non-recourse to the Company, totaling $1.3 billion related to hotel assets held for disposition was in default as of the date of this filing, driven by the economic fallout from COVID-19. Of this amount, the Company is in negotiation with lenders to restructure $0.5 billion of defaulted hotel debt, which is expected to be assumed by the buyer upon sale of the underlying hotel assets. The remaining $0.8 billion of defaulted hotel debt relates to debt that has been accelerated by the lender, as discussed above.
In August 2020, $0.8 billion of debt related to the THL Hotel Portfolio that is held for sale was modified in a troubled debt restructure with no resulting gain from the restructuring. The debt is no longer in default and will be assumed by the buyer upon sale of the THL Hotel Portfolio.

9. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	September 30, 2020	December 31, 2019
Capital expenditures reserves (1)	$13,802	$18,314
Real estate escrow reserves (2)	21,247	15,455
Borrower escrow deposits	6,707	8,079
Lender restricted cash (3)	87,155	27,409
Other (4)	38,198	21,806
Total restricted cash	$167,109	$91,063
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
(4)    Includes investment sales proceeds held in escrow.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2020	December 31, 2019
Straight-line rents	$52,878	$37,230
Investment deposits and pending deal costs	14,844	32,994
Prefunded capital expenditures for Vantage SDC	75,235	—
Deferred financing costs, net (1)	2,448	2,794
Derivative assets (Note 11)	6,007	21,382
Prepaid taxes and deferred tax assets, net	53,171	69,328
Receivables from resolution of investments (2)	3,049	63,984
Operating lease right-of-use asset, net	178,603	180,486
Accounts receivable, net (3)	63,241	53,387
Prepaid expenses	33,491	22,417
Other assets	22,965	29,219
Fixed assets, net (4)	28,802	44,768
Total other assets	$534,734	$557,989
__________
(1)    Deferred financing costs relate to revolving credit arrangements.
(2)    Represents proceeds from loan repayments and real estate sales held in escrow, and sales of equity investments pending settlement.
(3)    Includes receivables from tenants, resident fees, property level insurance, and asset management fees, net of allowance for doubtful accounts, where applicable, of $1.5 million at September 30, 2020 and $0.1 million at December 31, 2019.
(4)    Reflects impairment of $12.3 million on the corporate aircraft in the second quarter of 2020 to estimated recoverable value based upon a shortened holding period.
Deferred Tax Asset
Valuation Allowance—During the nine months ended September 30, 2020, a net valuation allowance of $60.3 million was established, including $26.7 million of allowance related to deferred tax asset in the Company's discontinued hotel operations (Note 16), primarily as a result of uncertainties in future realization of tax benefit on net operating losses in the hotel and healthcare businesses, taking into consideration impairment losses on these assets. At September 30, 2020, total valuation allowance was $92.4 million, of which $32.5 million related to deferred tax asset of the Company's hotel business that is held for disposition (Note 8).
Effect of CARES Act—The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020, and allowed for a carryback of NOL generated in years 2018 through 2020 to the five taxable years preceding the taxable year of loss. The Company has approximately $28.1 million of NOL available for carryback under the CARES Act and recorded $3.3 million of income tax benefit to reflect the carryback. The Company also reclassified $8.8 million of deferred tax asset to current tax receivable as of September 30, 2020, which reflects refunds received in July 2020 or expected to be received in the next twelve months as a result of the carryback.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2020	December 31, 2019
Tenant security deposits and payable	$13,676	$12,457
Borrower escrow deposits	6,707	9,903
Deferred income (1)	40,067	30,040
Interest payable	28,072	28,902
Derivative liabilities (Note 11)	96,944	127,531
Current and deferred income tax liability	170,962	222,206
Operating lease liability	159,026	156,147
Accrued compensation	56,546	72,859
Accrued carried interest and incentive fee compensation	1,151	50,360
Accrued real estate and other taxes	34,444	22,091
Accounts payable and accrued expenses	111,840	91,614
Other liabilities	70,431	63,409
Total accrued and other liabilities	$789,866	$887,519
__________
(1)    Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, and deferred management fees, primarily from digital investment vehicles. Deferred management fees totaling $13.4 million at September 30, 2020 and $18.3 million at December 31, 2019 will be recognized as fee income over a weighted average period of 1.6 years and 1.2 years, respectively. Deferred management fees recognized as income of $6.2 million and $0.3 million in the three months ended September 30, 2020 and 2019, respectively, and $12.0 million and $1.0 million in the nine months ended September 30, 2020 and 2019, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
10. Debt
The Company's debt consists of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 8).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
September 30, 2020
Debt at amortized cost
Principal	$—	$545,107	$6,340,635	$280,117	$7,165,859
Premium (discount), net	—	(6,913)	47,648	(77,199)	(36,464)
Deferred financing costs	—	(2,598)	(40,803)	—	(43,401)
	$—	$535,596	$6,347,480	$202,918	$7,085,994
December 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$4,766,594	$280,117	$5,662,816
Premium (discount), net	—	2,243	(12,598)	(78,927)	(89,282)
Deferred financing costs	—	(4,296)	(51,320)	—	(55,616)
	$—	$614,052	$4,702,676	$201,190	$5,517,918
__________
(1)    Deferred financing costs related to the corporate credit facility are included in other assets.
(2)    Debt principal totaling $180.2 million at September 30, 2020 and $265.6 million at December 31, 2019 relates to financing of assets held for disposition, and are expected to be repaid upon disposition of the respective underlying assets. Debt associated with assets held for disposition that is expected to be assumed by the counterparty upon disposition is included in liabilities related to assets held for disposition (Note 8).

The following table summarizes certain information about debt carried at amortized cost.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)
September 30, 2020
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	1.3	$—	N/A	1.3
Convertible and exchangeable senior notes(1)	545,107	5.36%	3.9	—	N/A	N/A	545,107	5.36%	3.9
Junior subordinated debt (2)	—	N/A	N/A	280,117	3.10%	15.7	280,117	3.10%	15.7
Secured debt (3)	33,388	5.02%	5.2	—	N/A	N/A	33,388	5.02%	5.2
	578,495			280,117			858,612
Non-recourse (6)
Secured debt
Digital Operating	1,711,314	3.89%	3.0	835,045	4.67%	3.8	2,546,359	4.15%	3.3
Wellness Infrastructure (7)	403,490	4.55%	4.4	2,370,198	4.00%	3.7	2,773,688	4.08%	3.8
Other	154,850	4.20%	2.6	832,350	2.97%	2.2	987,200	3.17%	2.3
	2,269,654			4,037,593			6,307,247
	$2,848,149			$4,317,710			$7,165,859
December 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	N/A	2.0	$—	N/A	2.0
Convertible and exchangeable senior notes(1)	616,105	4.27%	2.0	—	N/A	N/A	616,105	4.27%	2.0
Junior subordinated debt (2)	—	N/A	N/A	280,117	4.77%	16.4	280,117	4.77%	16.4
Secured debt (3)	35,072	5.02%	5.9	—	N/A	N/A	35,072	5.02%	5.9
	651,177			280,117			931,294
Non-recourse (6)
Secured debt
Digital Operating	—	N/A	N/A	539,155	6.98%	4.8	539,155	6.98%	4.8
Wellness Infrastructure (7)	405,980	4.55%	5.1	2,547,726	5.22%	4.3	2,953,706	5.13%	4.4
Other	151,777	4.26%	3.4	1,086,884	3.24%	2.6	1,238,661	3.37%	2.7
	557,757			4,173,765			4,731,522
	$1,208,934			$4,453,882			$5,662,816
__________
(1)    Includes the 5.375% exchangeable senior notes which is an obligation of NRF Holdco, LLC as the issuer, a subsidiary of Colony Capital, Inc., as described further below.
(2)    Represents an obligation of NRF Holdco, LLC as the junior subordinated debt was issued by certain of its subsidiaries, as described further below. Accordingly, Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, do not act as guarantors.
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
(6)    Investment-level secured debt that is non-recourse to the Company of $45.0 million financing wellness infrastructure assets and $114.0 million financing the Other Equity and Debt portfolio in the Other segment based on outstanding balance at September 30, 2020 ($235.6 million in total across both segments at December 31, 2019), was in default as of the date of this filing. The wellness infrastructure debt is expected to be repaid through a sale of the underlying property that is currently under negotiation. Of the defaulted debt in the Other Equity and Debt portfolio, the Company has received notice of acceleration on $21.3 million of debt and the underlying property has been placed in receivership. In connection with the remaining defaulted debt, the Company is negotiating with its lenders to restructure the debt or make other arrangements, as appropriate, with no assurance that the Company will be successful in any of the negotiations.
(7)    Previously referred to as Healthcare.

Conveyance to Lender
In August 2020, the Company indirectly conveyed the equity of certain of its wellness infrastructure borrower subsidiaries, comprising 36 properties in its senior housing operating portfolio with a carrying value of $156.3 million and $157.5 million of outstanding principal ($156.7 million carrying value) of previously defaulted wellness infrastructure debt, to an affiliate of the lender, which released the Company from all rights and obligations with respect to those wellness infrastructure assets and corresponding debt. The conveyance of equity in full satisfaction of the outstanding debt was deemed to be a troubled debt restructuring that resulted in an immaterial gain.
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
The Amendment provided for modifications to the financial covenants and the borrowing base including, among other things: exclusion of certain non-recourse debt and related assets in the calculation of certain financial ratios (such assets, the “Specified Excluded Assets”), exclusion of EBITDA and fixed charges of Specified Excluded Assets in the calculation of the OP’s fixed charge coverage ratio, which must exceed 1.3 to 1.0, reduction of the minimum tangible net worth covenant from $4.55 billion to $1.74 billion, which must exclude the net worth of Specified Excluded Assets, and modification to the borrowing base to increase capacity for digital investment management and include digital infrastructure investments. As of September 30, 2020 and through the date of this filing, the Company was in compliance with all of the financial covenants.
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

Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) outstanding as of September 30, 2020 are as follows, each representing senior unsecured obligations of the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2020	December 31, 2019

Issued by Colony Capital, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	31,502	402,500
Issued by Colony Capital Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	130,435	July 21, 2023	300,000	—
Issued by NRF HoldCo, LLC
5.375% Exchangeable Senior Notes	June 2013	June 15, 2033	5.375%	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$545,107	$616,105
__________
(1)    The conversion or exchange rate for the senior notes is subject to periodic adjustments to reflect certain carried-forward adjustments relating to common stock splits, reverse stock splits, common stock adjustments in connection with spin-offs and cumulative cash dividends paid on the Company's common stock since the issuances of the respective senior notes. The conversion or exchange ratios are presented in shares of common stock per $1,000 principal of each senior note.
The senior notes mature on their respective due dates, unless earlier redeemed, repurchased, converted or exchanged, as applicable. The outstanding senior notes are convertible or exchangeable at any time by holders of such notes into shares of the Company’s common stock at the applicable conversion or exchange rate, which is subject to adjustment upon occurrence of certain events. In the case of the 5.375% exchangeable senior notes, NRF Holdco, LLC, a subsidiary of the Company, may elect to settle a holder’s exchange into cash, the Company’s common stock or a combination thereof.
To the extent certain trading conditions of the Company’s common stock are met, the senior notes are redeemable by the applicable issuer thereof in whole or in part for cash at any time on or after their respective earliest redemption dates at a redemption price equal to 100% of the principal amount of such senior notes being redeemed, plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. In addition, prior to June 15, 2023 and subject to certain trading conditions of the Company’s common stock, NRF Holdco, LLC may redeem its 5.375% exchangeable senior notes at a make-whole redemption price.
In the event of certain change in control transactions and, for the 5.375% exchangeable senior notes only, on each of June 15, 2023 and June 15, 2028, holders of the senior notes have the right to require the applicable issuer to purchase all or part of such holder's senior notes for cash in accordance with terms of the governing documents of the respective senior notes.
Issuance of Exchangeable Senior Notes
In July 2020, the OP issued $300.0 million of exchangeable senior notes with maturity in July 2025, bearing interest at 5.75% per annum, and exchangeable into shares of the Company's class A common stock at an initial exchange rate equal to 434.7826 shares of common stock per $1,000 principal amount of notes, equivalent to an exchange price of approximately $2.30 per share. The initial exchange rate is subject to adjustment upon occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Net proceeds from this issuance, after deducting underwriting discounts, commissions and offering expenses, were $291.0 million.
Repurchase of Convertible Senior Notes
The Company repurchased $371.0 million of the outstanding principal of the 3.875% convertible senior notes in the third quarter of 2020 for total purchase price of $371.1 million, including accrued and unpaid interest, funded with net proceeds from issuance of the 5.75% exchangeable senior notes in July 2020 and cash on hand through a tender offer of the 3.875% convertible senior notes completed in September 2020.

Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate and mortgage loans receivable.
In October 2020, Vantage SDC in the Digital Operating segment raised $1.3 billion in aggregate across two tranches of securitized notes at a blended fixed rate of 1.8%, with a 6 year weighted average maturity. The proceeds were applied primarily to refinance outstanding debt, which will meaningfully reduce the cost of debt and extend debt maturities in Vantage SDC.
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
Fair value of derivative assets and derivative liabilities are as follows:

	September 30, 2020			December 31, 2019
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$150	$150	$15,307	$1,271	$16,578
Interest rate contracts	55	127	182	78	237	315
Performance swaps	—	5,675	5,675	—	4,493	4,493
Included in other assets	$55	$5,952	$6,007	$15,385	$6,001	$21,386
Derivative Liabilities
Foreign exchange contracts	$—	$—	$—	$8,134	$2,482	$10,616
Forward contracts	—	96,944	96,944	—	116,915	116,915
Included in accrued and other liabilities	$—	$96,944	$96,944	$8,134	$119,397	$127,531
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit, included in other assets, of $10.8 million at September 30, 2020 and $10.0 million at December 31, 2019, all of which related to the forward contracts and performance swaps discussed below.

Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts and certain key terms of non-designated foreign exchange contracts in place at September 30, 2020:

Hedged Currency	Instrument Type	Notional Amount (in thousands)	FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Put options	€336,000	Min $0.95 / Max $1.00	November 2020 to May 2022
GBP	Put options	£64,000	Min $1.05 / Max $1.10	November 2020 to May 2021
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €485.3 million and £262.7 million, or a total of $0.9 billion at September 30, 2020, and €517.9 million and £275.5 million, or a total of $0.9 billion at December 31, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Designated net investment hedges:
Realized gain transferred from AOCI to earnings	$414	$—	$414	$1,026
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Dedesignated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$—	$1,767	$1,485	$1,367
Non-designated foreign exchange contracts:
Unrealized gain (loss) in earnings	(840)	—	(1,616)	—

Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at September 30, 2020.

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate caps	$—	$3,868,574	1-Month LIBOR	3.00% - 5.70%	November 2020 to November 2021
Interest rate caps	€232,845	€472,405	3-Month EURIBOR	0.25% - 1.50%	January 2021 to June 2024
Interest rate caps	£—	£354,581	3-Month GBP LIBOR	1.50% - 2.25%	November 2020 to October 2022
The following table summarizes amounts recorded in the income statements related to interest rate contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest expense on designated interest rate contracts (1)	$6	$—	$12	$—
Realized and unrealized gain (loss), net on non-designated interest rate contracts (2)	(197)	(91,574)	(123)	(240,710)
__________
(1)    Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.
(2)    For the three and nine months ended September 30, 2019, amounts include unrealized loss of $91.5 million and $237.6 million, respectively, on a $2.0 billion notional forward starting swap assumed through the Merger, which was settled at the end of 2019.
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
The forwards and swaps are not designated as hedges for accounting purposes. All realized and unrealized gains (losses) are recorded in other gain (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Realized and unrealized gain (loss), net on derivatives:
Forward contracts	$(2,267)	$(8,191)	$19,971	$(20,564)
Performance swaps	2,114	1,443	6,988	5,013
Unrealized gain (loss) on marketable equity securities held at period end:
Real estate mutual fund	2,266	8,180	(20,007)	21,089
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

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
September 30, 2020
Derivative Assets
Foreign exchange contracts	$150	$—	$—	$150
Interest rate contracts	182	—	—	182
Performance swaps	5,675	(5,675)	—	—
	$6,007	$(5,675)	$—	$332
Derivative Liabilities
Forward contracts	$(96,944)	$5,675	$10,752	$(80,517)

December 31, 2019
Derivative Assets
Foreign exchange contracts	$16,578	$(4,385)	$—	$12,193
Interest rate contracts	315	—	—	315
Performance swaps	4,493	(4,493)	—	—
	$21,386	$(8,878)	$—	$12,508
Derivative Liabilities
Foreign exchange contracts	$(10,616)	$4,385	$—	$(6,231)
Forward contracts	(116,915)	4,493	9,981	(102,441)
	$(127,531)	$8,878	$9,981	$(108,672)
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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets
Marketable equity securities	$147,051	$—	$—	$147,051
AFS debt securities	—	—	27,898	27,898
Other assets—derivative assets	—	6,007	—	6,007
Fair Value Option:
Loans held for investment	—	—	1,325,144	1,325,144
Loans held for disposition	—	—	42,985	42,985
Equity method investments	—	—	165,770	165,770
Liabilities
Other liabilities—derivative liabilities	—	96,944	—	96,944
Other liabilities—settlement liability	—	—	10,754	10,754
December 31, 2019
Assets
Marketable equity securities	$138,586	$—	$—	$138,586
AFS debt securities	—	—	54,859	54,859
CMBS of consolidated fund	—	2,732	—	2,732
Other assets—derivative assets	—	21,386	—	21,386
Fair Value Option:
Equity method investments	—	—	222,875	222,875
Liabilities
Other liabilities—derivative liabilities	—	127,531	—	127,531
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330
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
CMBS of consolidated fund—Fair value was determined based on broker quotes or third party pricing services, classified as Level 2 of the fair value hierarchy. These CMBS were fully disposed of in the third quarter of 2020.
Derivatives
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure in July 2017 of a portfolio of limited service hotels ("THL Hotel Portfolio"), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million based upon the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company and certain investment vehicles managed by the Company. The contingent consideration is measured based upon the probability of the former preferred equity holder receiving such payment, classified as Level 3 fair value. At September 30, 2020, the contingent consideration liability was determined to have zero value as it was no longer probable that such payment would be made following the adverse effect of COVID-19 on the operations and performance of the THL Hotel Portfolio. The liability, valued at $9.3 million at December 31, 2019, was written off in the second quarter of 2020 as a gain, recorded in other gain (loss) within income (loss) from discontinued operations (Note 16) on the consolidated statements of operations.
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
The settlement liability is a fair value measure of the disproportionate allocation of future profits distribution to Blackwells pursuant to the joint venture arrangement. Such profits will be derived from dividend payments and any appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles. The profits distribution is payable in cash, the Company's class A common stock or a combination of both at the Company's election. The settlement liability, classified as a Level 3 fair value, is measured using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution occurs at the end of the third year in March 2023, and is remeasured at each reporting period. At September 30, 2020, the settlement liability was valued at approximately $10.8 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 70.6% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) zero expected dividend yield given the Company's suspension of its common stock dividend beginning the second quarter of 2020; and (c) risk free rate of 0.14% per annum based upon a compounded zero-coupon U.S. Treasury yield. The settlement liability increased approximately $6.9 million from inception to September 30, 2020, recorded as other loss on the consolidated statement of operations.
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

Level 3 Recurring Fair Value Measurements
Quantitative information about recurring Level 3 fair value assets are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
September 30, 2020
AFS debt securities	$27,898	Discounted cash flows	Discount rate	28.4% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	1,295,444	Discounted cash flows	Discount rate	14.3% (8.1% - 26.7%)	Decrease
Loans held for investment	29,700	Transaction price(5)	N/A	N/A	N/A
Loans held for disposition	42,985	Transaction price(5)	N/A	N/A	N/A
Equity method investments—third party private equity funds	2,575	NAV(3)	N/A	N/A	N/A
Equity method investments—other	8,417	Discounted cash flows	Discount rate	18.3% (18.1% - 20.0%)	Decrease
Equity method investments—other	14,710	Multiple	Revenue multiple	4.1x	(4)
Equity method investments—other	140,068	Transaction price(5)	N/A	N/A	N/A

December 31, 2019
AFS debt securities	$54,859	Discounted cash flows	Discount rate	22.3% (16.8% - 65.0%)	Decrease
Fair Value Option:
Equity method investments—third party private equity funds	5,391	NAV(3)	N/A	N/A	N/A
Equity method investments—other	18,574	Discounted cash flows	Discount rate	10.1% (5.1% - 15.8%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	3.7x	(4)
Equity method investments—other	173,910	Transaction price(5)	N/A	N/A	N/A
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
(5)    Valued based upon transaction price of investments recently acquired, settlement amounts under contract, or offer prices on loans, investments or underlying assets of investee pending sales. Transaction price approximates fair value for investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value assets, including realized and unrealized gains (losses) included in other gain (loss) on the consolidated statement of operations and in AOCI.

		Fair Value Option
(In thousands)	AFS Debt Securities	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2018	$64,127		$81,085
Purchases, contributions and accretion	5,272	—	101,203
Paydowns, distributions and sales	(8,727)	—	(8,082)
Realized and unrealized gains (losses) in earnings, net	(7,083)	—	(1,811)
Other comprehensive income	6,364	—	—
Fair value at September 30, 2019	$59,953	$—	$172,395

Net unrealized gains (losses) in earnings on instruments held at September 30, 2019	$(7,083)	$—	$(2,589)

Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	2,979	156,179	4,614
Paydowns, distributions and sales	(4,542)	(131,365)	(900)
Interest accrual, including capitalization of paid-in-kind interest	—	32,544	—
Transfer to held for disposition	—	(42,985)	—
Allowance for credit losses	(23,973)	—	—
Realized and unrealized gains (losses) in earnings, net (1)	—	(289,283)	(66,418)
Other comprehensive income (loss) (2)	(1,425)	30,419	5,599
Fair value at September 30, 2020	$27,898	$1,325,144	$165,770

Net unrealized gains (losses) on instruments held at September 30, 2020:
In earnings	$—	$(280,822)	$(66,418)
In other comprehensive income (loss)	$(1,425)	N/A	N/A
__________
(1)    Includes $4.8 million of unrealized losses on loans held for disposition with aggregate fair value of $43.0 million at September 30, 2020.
(2)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.
Investments Carried at Fair Value Using Net Asset Value
Investments in a Company-sponsored private fund and a non-traded REIT, and limited partnership interest in a third party private fund are valued using NAV of the respective vehicles.

	September 30, 2020		December 31, 2019
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$15,668	$9,137	$16,271	$11,058
Non-traded REIT—real estate	18,263	—	19,358	—
Private fund—emerging market private equity	2,628	—	3,012	—
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

Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairments are discussed in Note 4 for real estate, Note 6 for equity method investments, and Note 7 for investment management intangible assets, including goodwill.
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$671,421	$13,095	$—	$684,516	$535,596
Secured debt	—	—	6,113,253	6,113,253	6,347,480
Secured debt related to assets held for disposition	—	—	3,660,152	3,660,152	3,712,982
Junior subordinated debt	—	—	197,460	197,460	202,918
December 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,557,850	$1,557,850	$1,552,824
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	602,000	13,095	—	615,095	614,052
Secured debt	—	—	4,747,560	4,747,560	4,702,676
Secured debt related to assets held for disposition	—	—	3,700,990	3,700,990	3,698,934
Junior subordinated debt	—	—	225,835	225,835	201,190
Debt—Fair value of convertible notes and exchangeable notes were determined using the last trade price in active markets and unadjusted quoted prices in non-active market, respectively. Fair values of the corporate credit facility and secured debt were estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. Fair value of junior subordinated debt was based on unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $42.7 million at September 30, 2020 and $18.5 million at December 31, 2019. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At September 30, 2020 and December 31, 2019, the consolidated private funds had total assets of $101.4 million and $24.7 million, respectively, and total liabilities of $2.1 million and $0.1 million, respectively. Assets and liabilities were made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $235.2 million at September 30, 2020 and $137.0 million at December 31, 2019, included within equity and debt investments and additionally at December 31, 2019, within assets held for disposition, on the consolidated balance sheets.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $22.8 million at September 30, 2020 and $46.0 million at December 31, 2019.
Trusts
The Company, through the Merger, acquired the Trusts, wholly-owned subsidiaries of NRF formed as statutory trusts. The Trusts issued preferred securities in private placement offerings, and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF (Note 10). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at September 30, 2020 and December 31, 2019, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.
14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2018	57,464	483,347	734
Shares issued upon redemption of OP Units	—	188	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,786	—
Shares canceled for tax withholding on vested stock awards	—	(651)	—
Shares outstanding at September 30, 2019	57,464	487,018	734

Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	184	—
Repurchase of common stock, net (1)	—	(12,733)	—
Equity-based compensation, net of forfeitures	—	9,721	—
Shares canceled for tax withholding on vested stock awards	—	(2,554)	—
Shares outstanding at September 30, 2020	41,350	481,662	734
__________
(1)    Net of reissuance of 964,160 shares of class A common stock that had been repurchased by the Company during March 2020. Refer to discussion of settlement liability in Note 12.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at September 30, 2020:

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
Common Stock Repurchases
During the first quarter of 2020 and for the year ended December 31, 2019, the Company repurchased its class A common stock totaling 12,733,204 shares at a cost of $24.6 million and 652,311 shares at a cost of $3.2 million, respectively, or a weighted average price of $1.93 and $4.84 per share, respectively.
All share repurchases were made pursuant to a $300 million share repurchase program which expired in May 2020. The Company is restricted from repurchasing additional common shares, subject to certain exceptions, under the terms of its amended corporate credit facility.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	9,425	(606)	(2,670)	(36,511)	37,071	6,709
Amounts reclassified from AOCI	(3,554)	6,479	—	(1,128)	(1,617)	180
AOCI at September 30, 2019	$9,500	$2,698	$(2,761)	$(31,021)	$42,472	$20,888

AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	3,053	395	(3)	13,961	15,821	33,227
Amounts reclassified from AOCI	—	(3,585)	—	225	(925)	(4,285)
AOCI at September 30, 2020	$12,334	$4,633	$(229)	$14,325	$45,547	$76,610
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(6,190)	(57,492)	4,543	(59,139)
Amounts reclassified from AOCI	—	(465)	(653)	(1,118)
AOCI at September 30, 2019	$(6,580)	$(58,557)	$13,534	$(51,603)

AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(12)	43,170	5,313	48,471
Amounts reclassified from AOCI	—	(95)	(873)	(968)
AOCI at September 30, 2020	$(1,017)	$25,162	$15,099	$39,244
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2020	2019	2020	2019
Relief of basis of AFS debt securities	$41	$—	$3,585	$—	Other gain (loss), net
Other-than-temporary impairment	—	(5,853)	—	(6,479)	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	21	—	(225)	1,128	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	—	608	552	654	Other gain (loss), net
Realized gain on net investment hedges	373	—	373	963	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	3,554	—	3,554	Equity method earnings (losses)

15. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business and in consolidated open-end funds sponsored by the Company.

	Nine Months Ended September 30,
(In thousands)	2020	2019
Beginning balance	$6,107	$9,385
Contributions	286,215	—
Distributions and redemptions	(2,775)	(5,715)
Net income (loss)	(2,316)	2,317
Ending balance	$287,231	$5,987
Strategic Partnership in the Company's Digital Investment Management Business
In July 2020, the Company formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm and a global partner for alternative asset managers, in which Wafra made a minority investment in substantially all of the Company's digital investment management business (as defined for purposes of this transaction, the "Digital IM Business"). The investment entitles Wafra to participate in approximately 31.5% of the net management fees and carried interest generated by the Digital IM Business.
Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of at least $130.0 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
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
Under certain circumstances following such time as the Digital IM Business comprises 90% or more of the Company's assets, the Company has agreed to use commercially reasonable efforts to facilitate the conversion of Wafra's interest into shares of the Company's class A common stock. There can be no assurances that such conversion would occur or on what terms and conditions such conversion would occur, including whether such conversion, if it did occur in the future, would have any adverse impact on the Company, the Company’s stock price, governance and other matters.
Wafra has customary minority rights and certain other structural protections designed to protect its interests, including redemption rights with respect to its investment in the Digital IM Business and its funded commitments in certain digital funds. Wafra's redemption rights will be triggered upon the occurrence of certain events, including key person or cause events under the governing documents of certain digital funds and for a limited period, upon Mr. Ganzi and Mr. Jenkins ceasing to fulfill certain time and attention commitments to the Digital IM business.
To further enhance the alignment of interests, the Company entered into an amended and restated restrictive covenant agreement with each of Marc Ganzi and Ben Jenkins, pursuant to which each of Messrs. Ganzi and Jenkins agreed to certain enhanced non-solicitation provisions and extension of the term of existing non-competition agreements.
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
Issuance of OP Units—The Company issued 21,478,515 OP Units in July 2019 and 612,072 OP Units in December 2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3). There were no OP Units issued in the nine months ended September 30, 2020.
Redemption of OP Units—The Company redeemed 184,395 OP Units during the nine months ended September 30, 2020 and 187,995 OP Units during the year ended December 31, 2019, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
16. Discontinued Operations
Discontinued operations represent results of operations of the following:
•Hotel—in 2020 and 2019, the Company's Hospitality segment and the THL Hotel Portfolio in the Other segment; and
•Industrial—(i) light industrial portfolio and related management platform in 2019 prior to its sale in December 2019, which included fee income and general partner interest in the industrial open-end fund that earned carried interest, and interests of all limited partners in the industrial closed-end and open-end funds who represented noncontrolling interests, and (ii) bulk industrial portfolio in 2020 and 2019. In the second quarter of 2020, final adjustments were made to net sales proceeds from the light industrial business upon release of escrowed funds, resulting in a net loss of $7.4 million. In November 2020, the Company entered into an agreement to sell its 51% interest in the bulk industrial portfolio to its joint venture partner, with the sale expected to close by the end of 2020.

Income (loss) from discontinued operations is presented below.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total
Revenues
Property operating income	$144,130	$5,866	$149,996	$293,297	$97,188	$390,485
Fee income	—	—	—	—	3,400	3,400
Interest and other income	40	5	45	198	1,454	1,652
Revenues from discontinued operations	144,170	5,871	150,041	293,495	102,042	395,537
Expenses
Property operating expense	119,868	1,712	121,580	193,474	26,051	219,525
Interest expense	34,747	1,530	36,277	55,442	21,130	76,572
Investment and servicing expense	6,053	20	6,073	4,491	54	4,545
Transaction costs	4,500	—	4,500	—	—	—
Depreciation and amortization	39,978	639	40,617	42,073	12,342	54,415
Impairment loss	115,792	—	115,792	31,868	—	31,868
Compensation expense—cash and equity-based (1)	863	—	863	1,243	3,914	5,157
Compensation expense—carried interest	—	—	—	—	17,796	17,796
Administrative expenses	192	259	451	109	960	1,069
Expenses from discontinued operations	321,993	4,160	326,153	328,700	82,247	410,947
Other income (loss)
Gain (loss) on sale of real estate	(10)	(1,000)	(1,010)	3	4,675	4,678
Other gain (loss), net	(113)	(2)	(115)	378	(12)	366
Equity method earnings, including carried interest	—	—	—	—	35,765	35,765
Income (loss) from discontinued operations before income taxes	(177,946)	709	(177,237)	(34,824)	60,223	25,399
Income tax benefit (expense)	225	(2)	223	128	127	255
Income (loss) from discontinued operations	(177,721)	707	(177,014)	(34,696)	60,350	25,654
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(60,938)	82	(60,856)	(3,470)	27,728	24,258
Noncontrolling interests in Operating Company	(11,581)	62	(11,519)	(2,817)	2,870	53
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(105,202)	$563	$(104,639)	$(28,409)	$29,752	$1,343
__________
(1)    Includes equity-based compensation of $0.2 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total
Revenues
Property operating income	$442,827	$16,169	$458,996	$865,863	$270,161	$1,136,024
Fee income	—	—	—	—	8,849	8,849
Interest and other income	149	78	227	420	3,822	4,242
Revenues from discontinued operations	442,976	16,247	459,223	866,283	282,832	1,149,115
Expenses
Property operating expense	375,984	4,577	380,561	575,619	74,058	649,677
Interest expense	122,834	5,654	128,488	169,905	55,482	225,387
Investment and servicing expense	12,514	20	12,534	12,347	592	12,939
Transaction costs	4,500	—	4,500	—	—	—
Depreciation and amortization	135,944	1,914	137,858	137,249	97,147	234,396
Impairment loss	1,095,878	—	1,095,878	39,347	—	39,347
Compensation expense—cash and equity-based (1)	2,998	82	3,080	3,707	10,253	13,960
Compensation expense—carried interest	—	(524)	(524)	—	18,136	18,136
Administrative expenses	1,294	892	2,186	1,513	3,976	5,489
Expenses from discontinued operations	1,751,946	12,615	1,764,561	939,687	259,644	1,199,331
Other income (loss)
Gain (loss) on sale of real estate	(10)	(8,787)	(8,797)	913	28,070	28,983
Other gain (loss), net	9,727	—	9,727	(577)	(69)	(646)
Equity method earnings (losses), including carried interest	—	(164)	(164)	—	35,121	35,121
Income (loss) from discontinued operations before income taxes	(1,299,253)	(5,319)	(1,304,572)	(73,068)	86,310	13,242
Income tax expense	(2,651)	(2)	(2,653)	(2,028)	(171)	(2,199)
Income (loss) from discontinued operations	(1,301,904)	(5,321)	(1,307,225)	(75,096)	86,139	11,043
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(167,333)	(4,547)	(171,880)	(10,455)	45,711	35,256
Noncontrolling interests in Operating Company	(112,451)	(77)	(112,528)	(4,872)	3,344	(1,528)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,022,120)	$(697)	$(1,022,817)	$(59,769)	$37,084	$(22,685)
__________
(1)    Includes equity-based compensation of $0.6 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net loss allocated to common stockholders
Loss from continuing operations	$(184,216)	$(591,496)	$(2,177,055)	$(1,091,686)
Loss from continuing operations attributable to noncontrolling interests	101,588	62,337	646,172	69,827
Loss from continuing operations attributable to Colony Capital, Inc.	(82,628)	(529,159)	(1,530,883)	(1,021,859)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	(104,639)	1,343	(1,022,817)	(22,685)
Net loss attributable to Colony Capital, Inc.	(187,267)	(527,816)	(2,553,700)	(1,044,544)
Preferred dividends	(18,517)	(27,137)	(56,507)	(81,412)
Net loss attributable to common stockholders	(205,784)	(554,953)	(2,610,207)	(1,125,956)
Net income allocated to participating securities	—	(948)	(1,250)	(2,621)
Net loss allocated to common stockholders—basic	(205,784)	(555,901)	(2,611,457)	(1,128,577)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(205,784)	$(555,901)	$(2,611,457)	$(1,128,577)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	471,739	479,776	474,081	479,412
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	471,739	479,776	474,081	479,412
Basic loss per share
Loss from continuing operations	$(0.22)	$(1.16)	$(3.35)	$(2.30)
Loss from discontinued operations	(0.22)	—	(2.16)	(0.05)
Net loss attributable to common stockholders per basic common share	$(0.44)	$(1.16)	$(5.51)	$(2.35)
Diluted loss per share
Loss from continuing operations	$(0.22)	$(1.16)	$(3.35)	$(2.30)
Loss from discontinued operations	(0.22)	—	(2.16)	(0.05)
Net loss attributable to common stockholders per diluted common share	$(0.44)	$(1.16)	$(5.51)	$(2.35)
__________
(1)    For the three months ended September 30, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $8.2 million and $7.1 million, respectively, of interest expense and 126,454,900 and 38,112,100, respectively, weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive. For the nine months ended September 30, 2020 and 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $22.4 million and $21.2 million, respectively, and 67,774,600 and 38,112,100, respectively, weighted average dilutive common share equivalents for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.
(2)    The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 67,300 and 99,100 for the three and nine months ended September 30, 2019, respectively, as the effect would be antidilutive. No unvested non-participating restricted shares were outstanding during the nine months ended September 30, 2020. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to performance stock units (Note 19) of 5,183,400 and 2,451,400 for the three months ended September 30, 2020 and 2019, respectively, and 4,250,400 and 1,320,900 for the nine months ended September 30, 2020 and 2019, respectively.
(3)    OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common stock on a one-for-one basis. At September 30, 2020 and 2019 there were 53,076,700 and 52,649,000 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.
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
The Company's fee income is earned from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Institutional funds and other investment vehicles	$31,648	$26,612	$93,461	$50,283
Public companies (CLNC, and NRE prior to its sale in September 2019)	7,355	79,633	22,636	109,777
Non-traded REIT	4,431	4,994	13,293	15,089
Other	485	615	1,574	3,166
	$43,919	$111,854	$130,964	$178,315
The following table presents the Company's fee income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Base management fees ($42,009, $45,572, $124,457 and $108,192 from affiliates, respectively)	$42,085	$45,763	$124,742	$108,739
Asset management fees ($525, $539, $1,784 and $1,775 from affiliates, respectively)	818	819	2,629	2,684
Incentive and termination fee—from affiliates	—	64,555	—	64,555
Other fee income ($993, $693, $3,524 and $955 from affiliates, respectively)	1,016	717	3,593	2,337
Total fee income	$43,919	$111,854	$130,964	$178,315
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed private funds, traded and non-traded REITs, and other investment vehicles, calculated as follows:
•Private Funds and similar investment vehicles—generally (a) 1% per annum of limited partners' net funded capital, or (b) 0.9% to 1.75% per annum of investors' committed capital during commitment or investment period and thereafter, of contributed or invested capital;
•CLNC—1.5% per annum of CLNC's stockholders' equity (as defined in its management agreement), with a reduction in fee base to reflect CLNC's reduced book value effective in the beginning of the fourth quarter of 2019;
•Non-Traded REIT—1.5% per annum of most recently published NAV (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, with $2.5 million per quarter paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and
•NorthStar Realty Europe ("NRE")—prior to termination of the management contract in connection with the sale of NRE on September 30, 2019, a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association NAV ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion.
Asset Management Fees—The Company earns asset management fees from its managed private funds, which represents a one-time fee upon closing of each investment, calculated as a fixed percentage, generally 0.5% of the limited partners' net funded capital on each investment.
Incentive Fees—The Company may earn incentive fees from CLNC, and prior to its termination, from NRE, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense. There were no incentive fees earned in the three and nine months ended September 30, 2020.
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
19. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, RSUs, deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2020, an aggregate 64.1 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
LTIP units issued have either (1) a service condition only, valued based upon the Company's class A common stock price on grant date; or (2) both a service condition and a market condition based upon the Company's class A common stock achieving target closing prices over predetermined measurement periods subject to continuous employment to the time of vesting, valued using a Monte Carlo simulation.
The following assumptions were applied in the Monte Carlo model under a risk-neutral premise:

	2020 LTIP Grant	2019 LTIP Grant (1)
Expected volatility of the Company's class A common stock (2)	43.1%	28.3%
Expected dividend yield (3)	0.0%	8.1%
Risk-free rate (per annum) (4)	0.2%	1.8%
__________
(1)    Represents 10 million LTIP units granted to Marc Ganzi in connection with the acquisition of DBH in July 2019, with vesting based upon achievement of the Company's class A common stock price closing at or above $10.00 over any 90 consecutive trading days prior to the fifth anniversary of the grant date.
(2)    Based upon historical volatility of the Company's stock and those of a specified peer group.
(3)    Based upon the Company's most recently issued dividend prior to grant date and closing price of the Company's class A common stock on grant date. Expected dividend yield is zero for the 2020 LTIP award as the Company suspended common dividends beginning with the second quarter of 2020.
(4)    Based upon the continuously compounded zero-coupon US Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
Equity-based compensation cost on LTIP units is recognized on a straight-line basis either over (1) the service period for awards with a service condition only; or (2) the derived service period for awards with both a service condition and a market condition, irrespective of whether the market condition is satisfied. The derived service period is a service period that is inferred from the application of the simulation technique used in the valuation of the award, and represents the median of the terms in the simulation in which the market condition is satisfied.
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
Equity-based compensation expense, excluding amounts related to the industrial and hotel businesses which are presented as discontinued operations (Note 16), is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Compensation expense (including $358, $345, $1,221 and $777 amortization of fair value of dividend equivalent rights)	$7,542	$9,119	$25,794	$21,957

Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units	DSUs	RSUs (1)	PSUs (2)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2019	7,641,708	10,000,000	265,784	—	5,680,195	23,587,687	$3.66	$3.25
Granted	10,130,282	1,845,018	655,468	10,799,244	4,324,375	27,754,387	1.64	2.20
Vested	(5,894,704)	—	(474,547)	—	—	(6,369,251)	—	5.19
Forfeited	(575,304)	—	—	(1,209,680)	(53,220)	(1,838,204)	4.27	3.78
Unvested shares and units at September 30, 2020	11,301,982	11,845,018	446,705	9,589,564	9,951,350	43,134,619	2.78	2.11
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
Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $1.4 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $14.8 million and $11.0 million for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $65.5 million, which is expected to be recognized over a weighted average period of 2.6 years.
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
Equity-based compensation recognized related to managed company awards was an expense reversal of $0.9 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, an expense of $24.3 million and $30.6 million for the three and nine months ended September 30, 2019, respectively. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 20). At September 30, 2020, aggregate unrecognized compensation cost for unvested managed company awards of CLNC was $2.3 million, which is expected to be recognized over a weighted average period of 1.1 years.
20. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and investment companies that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$32,633	$36,106
Cost reimbursements and recoverable expenses	10,571	14,624
Loan and interest receivable	35,000	—
Employees and other affiliates	597	750
	$78,801	$51,480
Due to Affiliates
Employees and other affiliates	$1,279	$34,064
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 18.
Cost Reimbursements—The Company received cost reimbursement income related primarily to the following arrangements:
•Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of non-traded REITs and CLNC, with reimbursements for non-traded REITs limited to the greater of 2% of average invested assets or 25% of net income (net of base management fees);
•Direct costs of personnel dedicated solely to NRE (prior to termination of management agreement concurrent with sale of NRE in September 2019) plus 20% of such personnel costs for related overhead charges, not to exceed, in aggregate, specified thresholds as set out in the NRE management agreement;
•Costs incurred in performing investment due diligence for NorthStar Healthcare and private funds managed by the Company;
•Equity awards granted to employees of the Company by CLNC and NRE (prior to termination of the NRE management agreement), which are presented gross as other income and compensation expense (Note 19);
•Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties, and services to the Digital Colony Manager joint venture prior to the Company's acquisition of DBH in July 2019; and
•Administrative services provided to certain senior executives of the Company.
Cost reimbursements, included in other income, are as follows. Amounts related to NRE pertain to periods prior to termination of its management agreement in September 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Retail companies	$771	$681	$2,618	$2,108
Public companies (CLNC, NRE)	1,479	6,592	6,007	11,887
Private investment vehicles and other	4,283	2,736	9,517	10,615
Equity awards of CLNC and NRE (Note 19)	(1,005)	24,049	(1,605)	30,632
	$5,528	$34,058	$16,537	$55,242
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
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2021 (extended to December 2022 in July 2020), with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. In April 2020, the credit facility was drawn for the full amount of $35.0 million and remained outstanding at September 30, 2020. There were no amounts outstanding at December 31, 2019.

Liquidating Trust—In the formation of CLNC through a merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc., non-traded REITs previously sponsored by the Company, a certain loan receivable previously held by NorthStar I was not transferred to CLNC, for which the Company acquired a senior participation interest at par, and the remaining junior participation interest ("NorthStar I Retained Asset") was transferred to a liquidating trust. The Company entered into a management services agreement with the liquidating trust to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial. In October 2020, the loan was paid off at a discount and the liquidating trust is expected to be liquidated by the end of the year.
Deferred Consideration—In the acquisition of DBH in July 2019 (Note 3), payment of a portion of the cash consideration to the principals of DBH, including Marc Ganzi, who became employees or affiliate of the Company post-acquisition, was deferred until the expiration of certain customary seller indemnification obligations. The entire deferred consideration of $32.5 million was paid in May 2020.
Digital Real Estate Acquisitions—In connection with the acquisition of third party interests in DataBank in December 2019 (Note 3), Marc Ganzi and Ben Jenkins entered into voting agreements with the Company, which provided the Company with majority voting power over DataBank's board of directors. Additionally, in exchange for incentive units owned by Messrs. Ganzi and Jenkins allocable to the DataBank stake acquired by the Company, the Company issued OP Units with a value of $3 million, which are subject to a multi-year lockup. The value represents consideration paid to Messrs. Ganzi and Jenkins by the Company for such incentive units in connection with its investment in DataBank, which was in addition to the cash consideration paid to third parties by the Company for its acquired interests in DataBank. As a result, the Company will not be subject to future carried interest payments to Messrs. Ganzi and Jenkins with respect to the Company's investment in DataBank.
In connection with acquisition of Vantage SDC in July 2020 (Note 4), the Company entered into a series of agreements with Messrs. Ganzi and Jenkins, and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested $8.7 million and $2.1 million, respectively, in Vantage SDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins in connection with Vantage SDC acquisition as a result of their respective personal investments in Vantage made prior to the Company’s acquisition of DBH (such carried interest was determined excluding any additional purchase price that may be payable if certain leasing milestones are achieved). Additionally, the day-to-day operations of Vantage SDC will continue to be managed by Vantage's existing management company, in which Messrs. Ganzi and Jenkins own a 50% interest in the aggregate. Fees paid to Vantage's management company for Vantage SDC was $2.3 million for the three and nine months ended September 30, 2020.
In the aforementioned transactions, the Company took a series of steps to mitigate conflicts in the transactions, including receiving fairness opinions on the purchase price from a nationally recognized third party valuation firm. Additionally, the transactions, specifically the related party aspects of the transactions, were subjected to the approval of either the Company's board of directors or the audit committee of the board of directors.
Arrangements with Company-Sponsored Private Funds—The Company co-invests alongside its sponsored private funds through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private funds and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private funds such as financing and administrative costs. Such costs expensed during the three and nine months ended September 30, 2020 and 2019 were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of CLNC and NRE—As discussed in Note 19, CLNC and NRE (prior to termination of the NRE management agreement) grant equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At September 30, 2020 and December 31, 2019, such investments in consolidated investment vehicles and general partner entities totaled $13.2 million and $4.0 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $4.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $4.2 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.2 million for both the three months ended September 30, 2020 and 2019, and $0.6 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Separately, pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own); provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. The Company reimbursed Mr. Ganzi $39,000 and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. In November 2020, the Company's board of directors approved an amendment to Mr. Ganzi's employment agreement to provide for the reimbursement by the Company of certain defined fixed costs of any aircraft owned by Mr. Ganzi.
21. Commitments and Contingencies
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
22. Segment Reporting
The Company's five reportable segments are as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through DCP and separately capitalized vehicles while other strategies, including digital credit and public equities, will be or are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to achievement of minimum return hurdles.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earns rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies, DataBank's edge colocation data centers and Vantage stabilized hyperscale data centers, which are also portfolio companies under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to DCP. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
•Wellness Infrastructure (previously referred to as Healthcare)—This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.
•Other—This segment is composed of other equity and debt investments ("OED") and non-digital investment management business ("Other IM"). OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments (including CLNC), other real estate equity and debt investments and other real estate related securities, among other holdings. Over time, the Company expects to monetize the bulk of its OED portfolio as it completes its digital evolution. Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
Amounts not allocated to specific segments generally include corporate level cash and corresponding interest income, fixed assets for administrative use, corporate level financing and related interest expense, income and expense related to cost reimbursement arrangements with certain affiliates, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as corporate level transaction costs. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. In the third quarter of 2020, the Company applied a more specific identification of individual compensation and administrative costs to more precisely attribute these costs to the respective reportable segments. The more refined cost attribution methodology is a better reflection of the underlying cost of operations of the individual reportable segments and was retrospectively applied to prior periods.
Aligned with the Company's acceleration of its digital transformation, the Company disaggregated its digital operating segments and beginning the third quarter of 2020, presents three digital reportable segments, as described further below. Concurrently, the Company aggregated three of its non-digital operating segments, that is CLNC, OED and Other IM, and presents a single reportable segment, renamed as Other. These changes reflect the different business strategies for the various digital operating segments and collectively, for the non-digital operating segments, and also reflect the Company's focus on its digital business which represents the future growth of the Company.
Additionally, effective the first and third quarters of 2020, the Industrial segment and the Hospitality segment, respectively, no longer constitute reportable segments. In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the industrial segment. The Company continues to own the bulk industrial assets which remain held for sale. In September 2020, the Company entered into a definitive agreement to sell five of the six hotel portfolios in its Hospitality segment (remaining portfolio is in receivership) and the THL Hotel Portfolio in the Other segment. Current and prior period results of the Industrial segment, Hospitality segment and THL Hotel Portfolio in the Other segment are presented as discontinued operations on the consolidated statements of operations (Note 16).

Segment Results of Operations
The following table presents results of operations of the Company's reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Three Months Ended September 30, 2020
Total revenues	$98,549	$20,137	$736	$124,193	$69,298	$3,764	$316,677
Income (loss) from continuing operations	(38,479)	3,539	6,757	(6,969)	(101,128)	(47,936)	(184,216)
Net income (loss) from continuing operations attributable to Colony Capital, Inc.	(4,797)	1,730	5,616	(11,349)	(32,481)	(41,347)	(82,628)
Net loss from discontinued operations attributable to Colony Capital, Inc.							(104,639)
Net loss attributable to Colony Capital, Inc.							$(187,267)

Three Months Ended September 30, 2019
Total revenues	$—	$14,517	$—	$136,091	$205,706	$2,686	$359,000
Income (loss) from continuing operations	—	41,841	(251)	(114,154)	(369,511)	(149,421)	(591,496)
Net income (loss) from continuing operations attributable to Colony Capital, Inc.	—	38,160	(229)	(84,222)	(348,898)	(133,970)	(529,159)
Net income from discontinued operations attributable to Colony Capital, Inc.							1,343
Net loss attributable to Colony Capital, Inc.							$(527,816)

Nine Months Ended September 30, 2020
Total revenues	$185,737	$60,045	$1,559	$406,055	$231,205	$13,149	$897,750
Income (loss) from continuing operations	(77,916)	7,953	16,014	(755,254)	(1,192,092)	(175,760)	(2,177,055)
Net income (loss) from continuing operations attributable to Colony Capital, Inc.	(12,384)	5,597	14,097	(497,371)	(888,049)	(152,773)	(1,530,883)
Net loss from discontinued operations attributable to Colony Capital, Inc.							(1,022,817)
Net loss attributable to Colony Capital, Inc.							$(2,553,700)

Nine Months Ended September 30, 2019
Total revenues	$—	$14,517	$—	$427,761	$455,174	$10,258	$907,710
Income (loss) from continuing operations	—	46,655	(92)	(205,080)	(548,218)	(384,951)	(1,091,686)
Net income (loss) from continuing operations attributable to Colony Capital, Inc.	—	42,683	(80)	(152,375)	(559,982)	(352,105)	(1,021,859)
Net loss from discontinued operations attributable to Colony Capital, Inc.							(22,685)
Net loss attributable to Colony Capital, Inc.							$(1,044,544)

The following table presents selected income and expense items of reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Three Months Ended September 30, 2020
Interest income	$—	$2	$2	$992	$12,566	$1,254	$14,816
Interest expense	18,589	—	—	32,310	6,479	14,471	71,849
Depreciation and amortization	73,032	6,427	—	31,961	13,208	1,105	125,733
Impairment loss	—	3,832	—	2,451	29,886	—	36,169
Gain on sale of real estate	—	—	—	186	13,072	—	13,258
Equity method earnings (losses), including carried interest	—	6,134	4,400	—	(67,450)	—	(56,916)
Income tax benefit (expense)	6,091	(144)	(73)	(5,868)	10,053	(137)	9,922

Three Months Ended September 30, 2019
Interest income	$—	$7	$—	$956	$38,828	$446	$40,237
Interest expense	—	1,585	—	46,029	12,627	14,351	74,592
Depreciation and amortization	—	4,753	—	38,998	71,678	1,503	116,932
Impairment loss	—	—	—	92,885	440,146	—	533,031
Gain on sale of real estate	—	—	—	833	7,388	—	8,221
Equity method earnings (losses), including carried interest	—	848	(251)	—	45,706	—	46,303
Income tax benefit (expense)	—	(13,090)	—	566	2,717	(289)	(10,096)

Nine Months Ended September 30, 2020
Interest income	$—	$36	$11	$2,967	$61,972	$5,074	$70,060
Interest expense	36,161	—	—	106,875	26,341	44,570	213,947
Depreciation and amortization	131,634	19,635	—	106,401	39,817	4,118	301,605
Impairment loss	—	3,832	—	712,238	716,541	12,297	1,444,908
Gain on sale of real estate	—	—	—	186	23,872	—	24,058
Equity method earnings (losses), including carried interest	—	6,295	12,647	—	(353,426)	—	(334,484)
Income tax benefit (expense)	14,494	(817)	(752)	(17,874)	1,749	(46)	(3,246)

Nine Months Ended September 30, 2019
Interest income	$—	$7	$—	$2,833	$116,579	$1,937	$121,356
Interest expense	—	1,585	—	150,691	42,889	41,591	236,756
Depreciation and amortization	—	4,753	—	119,907	113,294	4,536	242,490
Impairment loss	—	—	—	144,209	491,011	649	635,869
Gain on sale of real estate	—	—	—	833	42,008	—	42,841
Equity method earnings (losses), including carried interest	—	7,112	(92)	—	(179,210)	—	(172,190)
Income tax benefit (expense)	—	(13,090)	—	1,844	(89)	(388)	(11,723)

Total assets and equity method investments of the reportable segments are summarized as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Operating	$5,314,920	$—	$1,684,867	$—
Digital Investment Management	487,898	11,640	428,703	1,059
Digital Other	396,429	177,745	46,832	46,832
Wellness Infrastructure	3,930,425	—	4,886,374	—
Other	4,516,516	1,507,353	6,403,002	1,935,882
Amounts not allocated to segments	357,193	3,742	1,120,929	3,742
Assets held for disposition related to discontinued operations	4,039,669	—	5,261,477	—
	$19,043,050	$1,700,480	$19,832,184	$1,987,515
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Total income by geography:
United States	$271,480	$283,323	$767,141	$673,309
Europe	7,022	88,561	98,840	256,064
Other	1,744	2,472	4,554	4,450
Total (1)	$280,246	$374,356	$870,535	$933,823

(In thousands)	September 30, 2020	December 31, 2019
Long-lived assets by geography:
United States	$7,663,900	$5,267,189
Europe	1,418,881	1,508,347
Total (2)	$9,082,781	$6,775,536
__________
(1)    Total income includes the Company's share of earnings (loss) from its equity method investments (but excludes the Company's impairment of its equity method investments of $26.0 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $323.8 million and $253.5 million for the nine months ended September 30, 2020 and 2019, respectively); and excludes cost reimbursement income from affiliates and income from discontinued operations. All income from discontinued operations is generated in the United States.
(2)    Long-lived assets comprise real estate held for investment, real estate related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, assets held for disposition and investment management related intangible assets. Long-lived assets that are held for disposition at September 30, 2020 and December 31, 2019 included $4.0 billion and $5.2 billion located in the United States, respectively, and $0.2 billion and $0.3 billion located in Europe, respectively.

23. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $655 and $2,569	$258,508	$397,475
Cash paid for income taxes, net	36,098	6,377
Cash paid for operating leases	21,022	11,777
Supplemental Disclosure of Cash Flows from Discontinued Operations
Hotel:
Net cash provided by (used in) operating activities of discontinued operations	$9,989	$130,039
Net cash provided by (used in) investing activities of discontinued operations	(79,173)	(70,802)
Net cash provided by (used in) financing activities of discontinued operations	1,280	(28,211)
Industrial:
Net cash provided by (used in) operating activities of discontinued operations	(35,073)	142,635
Net cash provided by (used in) investing activities of discontinued operations	37,074	(1,434,477)
Net cash provided by (used in) financing activities of discontinued operations	(34,546)	1,271,866
Supplemental Disclosure of Cash Flows from Investing and Financing Activities
Dividends and distributions payable	$18,516	$86,588
Improvements in operating real estate in accrued and other liabilities	19,806	22,253
Proceeds from loan repayments and asset sales held in escrow	3,049	16,692
Right-of-use assets and operating lease liabilities established	14,683	138,731
Redemption of OP Units for common stock	1,423	2,104
Assets and liabilities of investment entities deconsolidated	172,927	—
Assets consolidated in real estate acquisition, net of cash and restricted cash	3,597,271	—
Liabilities assumed in real estate acquisition	2,142,657	—
Noncontrolling interests assumed in real estate acquisition	366,136	—
Deferred cash consideration for acquisition of DBH (Note 3)	—	35,500
Issuance of OP Units for business combinations (Note 3)	—	111,903
Foreclosures and exchanges of loans receivable for real estate	—	16,000
Financing provided to buyer in sale of real estate	—	4,000
Fair value of Digital Colony Manager contract intangible consolidated (Note 3)	—	51,400
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
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the duration and severity of the current novel coronavirus (COVID-19) pandemic, and its impact on the global market, economic and environmental conditions generally and in the digital and communications technology, wellness infrastructure and hospitality real estate, other commercial real estate equity and debt, and investment management sectors;
•the impact of COVID-19 on the Company's operating cash flows, debt service obligations and covenants, liquidity position and valuations of its real estate investments, as well as the increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect the Company;
•whether we will successfully execute our strategic transformation to become a digital infrastructure and real estate focused company within the timeframe contemplated or at all, and the impact of such transformation on the Company's legacy portfolios and assets, including whether such transformation will result in significant further impairments to certain of our investments, including wellness infrastructure and hospitality assets and whether such transformation and any resulting impairments or dispositions will be consistent with the Company’s REIT status;
•our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all, including our ability to obtain forbearances and/or debt modifications on our corporate credit facility and our non-recourse mortgage debt;
•the Company's ability to complete anticipated monetizations of non-core assets within the timeframe and on the terms contemplated, if at all;
•the Company's ability to complete the pending exit of the Company's hospitality business within the timeframe and on the terms contemplated, if at all, and the amount of proceeds, if any, the Company will receive as a result of the exit after the impact of transaction costs and other transaction related expenses, including any required capital contributions to the hotel portfolios;
•whether we will realize any of the anticipated benefits of the Company's pending exit from its hospitality business, if consummated;
•the impact of completed or anticipated initiatives related to our strategic shift to the digital industry, including the acquisitions of Digital Bridge Holdings, LLC and an ownership interest in Data Bridge Holdings, LLC, the strategic investment by Wafra, and the formation of certain other investment management platforms, on our company's growth and earnings profile;
•whether we will realize any of the anticipated benefits of our strategic partnership with Wafra, including whether Wafra will make additional investments in our Digital Other and Digital Operating segments;
•our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital industry effectively (such as Digital Bridge Holdings, LLC and Data Bridge Holdings, LLC);
•the impact to our business operations and financial condition of realized or anticipated compensation and administrative cost reductions in connection with corporate restructuring;

•our ability to redeploy any proceeds received from the sale of our non-digital or other legacy assets within the timeframe and manner contemplated or at all;
•our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as Colony Credit Real Estate, Inc. (NYSE:CLNC)) to execute their business strategies, particularly in light of the current COVID-19 pandemic;
•CLNC's trading price and its impact on the carrying value of the Company's investment in CLNC, including whether the Company will recognize further other-than-temporary impairments on such CLNC investment;
•performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;
•our ability to grow our business by raising capital for the companies that we manage;
•our ability to deploy capital into new investments consistent with our digital business strategies, including the earnings profile of such new investments;
•the impact of adverse conditions affecting a specific asset class in which we have investments;
•the availability of, and competition for, attractive investment opportunities;
•our ability to achieve any of the anticipated benefits of certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;
•our ability to satisfy and manage our capital requirements;
•our expected holding period for our assets and the impact of any changes in our expectations on the carrying value of such assets;
•the general volatility of the securities markets in which we participate;
•stability of the capital structure of our wellness infrastructure and hospitality portfolios;
•changes in interest rates and the market value of our assets;
•interest rate mismatches between our assets and any borrowings used to fund such assets;
•effects of hedging instruments on our assets;
•the impact of economic conditions on third parties on which we rely;
•any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;
•our levels of leverage;
•adverse domestic or international economic conditions, including the COVID-19 pandemic, and the impact on the commercial real estate or real-estate related sectors;
•the impact of legislative, regulatory and competitive changes;
•actions, initiatives and policies of the U.S. and non-U.S. governments and changes to U.S. or non-U.S. government policies and the execution and impact of these actions, initiatives and policies, including regulations permitting or requiring forbearance of rent obligations and inhibiting the ability to pursue evictions and obtain late fees from non-paying tenants;
•whether we will maintain our qualification as a real estate investment trust for U.S. federal income tax purposes and our ability to do so;
•our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•changes in our board of directors or management team, and availability of qualified personnel;
•our ability to make or maintain distributions to our stockholders; and
•our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-

looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

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
Overview
We are a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital real estate. We are headquartered in Los Angeles, with key offices in Boca Raton, New York and London, and have over 350 employees across 20 locations in 12 countries.
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
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At September 30, 2020, we owned 90% of the Operating Company, as its sole managing member.
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
At September 30, 2020, the Company has $46.8 billion of assets under management, of which $23.3 billion is dedicated to digital real estate and infrastructure, managed on behalf of third party investors, and the Company's own balance sheet on behalf of its stockholders.
The Company's five reportable segments are as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through DCP and separately capitalized vehicles while other strategies, including digital credit and public equities, will be or are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to achievement of minimum return hurdles.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earns rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies, DataBank's edge colocation data centers and Vantage stabilized hyperscale data centers, which are also portfolio companies under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to DCP. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
•Wellness Infrastructure (previously referred to as Healthcare)—This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.
•Other—This segment is composed of other equity and debt investments ("OED") and non-digital investment management business ("Other IM"). OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments (including CLNC), other real estate equity and debt investments and other real estate related securities, among other holdings. Over time, the Company expects to monetize the bulk of its OED portfolio as it completes its digital evolution. Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's real estate investments in the hospitality, wellness infrastructure and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and wellness infrastructure properties, which in turn, affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities (Note 10); flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; potential payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic recession due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, and also resulted in impairment on certain non-financial assets. Such effects include the determination that the Company's equity method investment in CLNC was other-than-temporarily impaired at June 30, 2020 (Note 6), decreases in fair value of debt securities (Note 6) and loans receivable (Note 12), and impairment of non-digital real estate assets (Note 4).
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined that it would accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation requires a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of holding periods on its non-digital assets, in particular its hotel and wellness infrastructure assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the

Company's hotel and wellness infrastructure assets. In the third quarter of 2020, as the Company looks to exit its hospitality business through a sale of its hotel assets (as discussed further below), additional write-downs were recorded to align the hotel carrying values to the agreed upon selling price. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020 (Note 7).
The various impairment and fair value decreases as a result of the acceleration of the Company's digital transformation collectively accounted for $3.2 billion of charges in the nine months ended September 30, 2020, of which $2.5 billion was attributable to the OP. These amounts are reflected within impairment loss, other loss, equity method losses and within impairment loss in discontinued operations on the statement of operations.
The Company believes that it has materially addressed overall recoverability in value across all of its non-digital assets as of September 30, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
While the Company will remain a REIT through 2020, in light of its strategy to accelerate the digital transformation, the Company will continue to evaluate whether to maintain REIT status beyond 2020.
Exit of the Hospitality Business
In September 2020, the Company entered into a definitive agreement with a third party to sell five of the six hotel portfolios in its Hospitality segment (the remaining portfolio is in receivership) and its 55.6% interest in the THL Hotel Portfolio in the Other segment (the remaining interests will continue to be held by investment vehicles managed by the Company), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that are being sold in the Hospitality segment are held through joint ventures in which the Company holds a 90% and a 97.5% interest, respectively. The aggregate gross proceeds of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended, represents a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt. Consummation of the sale is subject to customary closing conditions, including but not limited to, acquirer’s assumption of the outstanding mortgage notes encumbering the hotel properties and third party approvals. In October 2020, the parties amended the sale agreement to address certain payments made by the Company to lenders in order to cure certain defaults on the debt associated with a hotel portfolio, and, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amount.The sale agreement provides that the closing will occur no earlier than January 15, 2021, which may be extended or accelerated by mutual agreement of the Company and the acquirer, provided that, if certain third party approvals have not been obtained by February 15, 2021, each of the Company and the acquirer has the right to extend the closing date until March 15, 2021. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
The Company’s exit from the hospitality business represents a key milestone in its digital transformation. Accordingly, the sale of these hotel portfolios is a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. For all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 8) and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (Note 16).
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
Developments in 2020
During the nine months ended September 30, 2020 and through this filing, significant developments affecting our business and results of operations included the following, in addition to the effects of COVID-19 as discussed throughout this Quarterly Report.
Liquidity
We addressed near-term corporate maturities and enhanced our long-term capital structure and liquidity profile as follows:
•Amended our Credit Agreement in June 2020, which reduced aggregate revolving commitments from $750 million to $500 million and increased the interest rate on borrowings from LIBOR plus 2.25% to LIBOR plus 2.5% per annum. The amended terms provide for greater financial covenant flexibility and more borrowing base credit for digital investments. The credit facility is still scheduled to expire in January 2021, with two 6-month extension options. During the extension term(s), the interest rate would increase by 0.25%, and effective March 31, 2021, credit availability would be reduced to $400 million.
•In July 2020, OP issued $300 million of exchangeable senior notes with maturity in July 2025, bearing interest at 5.75% per annum. We repurchased $371 million of the outstanding principal of the 3.875% convertible senior notes in the third quarter of 2020 for total purchase price of $371 million, funded with net proceeds from issuance of the 5.75% exchangeable senior notes in July 2020 and cash on hand through a tender offer of the 3.875% convertible senior notes completed in September 2020. This substantially addresses the January 2021 maturity of the 3.875% convertible notes, with the remaining $31.5 million outstanding principal expected to be addressed through cash on hand and/or proceeds from future asset monetization.
Path To Digital
Strategic Partnership in Our Digital Investment Management Business
•In July 2020, formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra") in which Wafra made a minority investment representing an approximate 31.5% interest in substantially all of our digital investment management business (as defined for the purpose of this transaction, the “Digital IM Business”). Wafra paid consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of at least $130 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business. Refer to Note 15 to the consolidated financial statements for further discussion of the Wafra transaction.
Investment in Hyperscale Data Centers
•In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for approximately 90% equity interest in entities that hold Vantage Data Centers' ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (the “Vantage SDC”). Our balance sheet investment is approximately $200 million, representing approximately 13% equity interest. Vantage SDC is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, that is the rotation of our balance sheet to digital assets and growing our digital investment management business.
DataBank's Strategic Investment
•In September 2020, our DataBank subsidiary entered into a definitive agreement to acquire zColo, the colocation business of Zayo Group Holdings, Inc. ("Zayo"), for $1.4 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by us and an expected $145 million commitment from our balance sheet. The acquisition is expected to close by the end of 2020, and will complement DataBank's edge strategy and significantly expand its footprint.
Non-Digital Assets
•In September 2020, entered into a definitive agreement to sell five of the six hotel portfolios in our Hospitality segment and our 55.6% interest in the THL Hotel Portfolio in the Other segment, with closing expected in the first quarter of 2021. The transaction is valued at approximately $2.8 billion, including gross aggregate selling price of $67.5 million (of which we expect to receive approximately 96% before transaction costs, net of noncontrolling interests) and acquirer's assumption of $2.7 billion of investment-level debt (of which OP share is approximately $2.3 billion).
•In February 2020, sold our equity investment in RXR Realty, LLC for proceeds of $179 million, net of tax, recording a gain of $97 million, net of tax.
•In April 2020, recapitalized a co-investment venture which holds common equity in the Albertsons supermarket chain, generating $73 million of proceeds to us and realizing our share of gain of approximately $30 million, which allowed us to harvest approximately 70% of the expected eventual value upfront.
•In August 2020, conveyed to a lender 36 properties in our senior housing operating portfolio, which served as underlying collateral, in satisfaction of $157.5 million of outstanding wellness infrastructure debt.
•In November 2020, entered into an agreement to sell our 51% interest in the bulk industrial portfolio to our joint venture partner, with the sale expected to close by the end of 2020.
•Recognized approximately $3.3 billion ($2.6 billion attributable to OP) of impairment charges and unrealized fair value losses on our non-digital assets in the first nine months of 2020, recorded in impairment loss, other loss, equity method losses, and within impairment loss in discontinued operations on the statement of operations, primarily:
•$1.9 billion ($1.5 billion attributable to OP) impairment on real estate and related asset group, primarily hotel and wellness infrastructure properties, based upon (i) shortened holding periods on the assets, attributed primarily to the Company's accelerated digital transformation and further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, and (ii) selling price of the THL Hotel Portfolio;
•$594 million impairment on goodwill in the Other Investment Management segment, driven by acceleration of the Company's digital transformation and significant reduction in the value of its non-digital balance sheet assets;
•$275 million impairment on our equity investment in CLNC as the shortfall in market value over carrying value of our CLNC investment is not expected to recover in the near term; and
•$314 million ($71 million attributable to OP) of net unrealized and realized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19.
Results of Operations
The following table summarizes our results from continuing operations by reportable segment.
Excluded are discontinued operations (Note 16 to the consolidated financial statements) which generated net losses attributable to Colony Capital, Inc. of $104.6 million for the three months ended September 30, 2020 and $1.0 billion and $22.7 million for the nine months ended September 30, 2020 and 2019, respectively, and net income attributable to Colony Capital, Inc. of $1.3 million for the three months ended September 30, 2019.

(In thousands)	Total Revenues		Income (Loss) from Continuing Operations		Net Income (Loss) Attributable to Colony Capital, Inc. from Continuing Operations
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Digital Operating	$98,549	$—	$(38,479)	$—	$(4,797)	$—
Digital Investment Management	20,137	14,517	3,539	41,841	1,730	38,160
Digital Other	736	—	6,757	(251)	5,616	(229)
Wellness Infrastructure	124,193	136,091	(6,969)	(114,154)	(11,349)	(84,222)
Other	69,298	205,706	(101,128)	(369,511)	(32,481)	(348,898)
Amounts not allocated to segments	3,764	2,686	(47,936)	(149,421)	(41,347)	(133,970)
	$316,677	$359,000	$(184,216)	$(591,496)	$(82,628)	$(529,159)
Nine Months Ended September 30,
Digital Operating	$185,737	$—	$(77,916)	$—	$(12,384)	$—
Digital Investment Management	60,045	14,517	7,953	46,655	5,597	42,683
Digital Other	1,559	—	16,014	(92)	14,097	(80)
Wellness Infrastructure	406,055	427,761	(755,254)	(205,080)	(497,371)	(152,375)
Other	231,205	455,174	(1,192,092)	(548,218)	(888,049)	(559,982)
Amounts not allocated to segments	13,149	10,258	(175,760)	(384,951)	(152,773)	(352,105)
	$897,750	$907,710	$(2,177,055)	$(1,091,686)	$(1,530,883)	$(1,021,859)
Selected Balance Sheet Data
The following table summarizes key balance sheet data by reportable segment, excluding assets and related liabilities held for disposition (Note 8 to the consolidated financial statements).

	Real Estate, net		Loans Receivable (1)		Equity and Debt Investments		Debt, net
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Digital Operating	$3,557,061	$846,393	$—	$—	$—	$—	$2,595,799	$539,155
Digital Investment Management	—	—	—	—	11,640	1,059	—	—
Digital Other	2,586	—	—	—	324,796	46,832	—	—
Wellness Infrastructure	3,484,033	4,433,825	52,324	48,270	—	—	2,739,140	2,910,032
Other	816,794	937,978	1,272,820	1,518,058	1,571,810	2,262,172	979,153	1,218,417
Amounts not allocated to segments	—	—	—	—	3,742	3,742	771,902	850,314
Total	$7,860,474	$6,218,196	$1,325,144	$1,566,328	$1,911,988	$2,313,805	$7,085,994	$5,517,918
_________
(1)    Carried at fair value upon adoption of fair value option on January 1, 2020.

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$246,122	$168,858	$77,264
Interest income	14,816	40,237	(25,421)
Fee income	43,919	111,854	(67,935)
Other income	11,820	38,051	(26,231)
Total revenues	316,677	359,000	(42,323)
Expenses
Property operating expense	108,393	80,877	27,516
Interest expense	71,849	74,592	(2,743)
Investment and servicing expense	30,532	8,605	21,927
Transaction costs	3,310	100	3,210
Depreciation and amortization	125,733	116,932	8,801
Provision for loan loss	—	17,233	(17,233)
Impairment loss	36,169	533,031	(496,862)
Compensation expense—cash and equity-based	53,780	85,800	(32,020)
Compensation expense—carried interest and incentive fee	912	10,846	(9,934)
Administrative expenses	23,500	21,968	1,532
Total expenses	454,178	949,984	(495,806)
Other income (loss)
Gain on sale of real estate	13,258	8,221	5,037
Other gain (loss), net	(12,979)	(44,940)	31,961
Equity method earnings (losses)	(62,998)	46,777	(109,775)
Equity method earnings (losses)—carried interest	6,082	(474)	6,556
Loss before income taxes	(194,138)	(581,400)	387,262
Income tax benefit (expense)	9,922	(10,096)	20,018
Loss from continuing operations	(184,216)	(591,496)	407,280
Income (loss) from discontinued operations	(177,014)	25,654	(202,668)
Net loss	(361,230)	(565,842)	204,612
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,158)	364	(2,522)
Investment entities	(149,154)	15,170	(164,324)
Operating Company	(22,651)	(53,560)	30,909
Net loss attributable to Colony Capital, Inc.	(187,267)	(527,816)	340,549
Preferred stock dividends	18,517	27,137	(8,620)
Net loss attributable to common stockholders	$(205,784)	$(554,953)	349,169

Property Operating Income and Property Operating Expenses

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Property operating income:
Digital Operating	$98,506	$—	$98,506
Wellness Infrastructure	120,479	135,017	(14,538)
Other	27,121	33,841	(6,720)
	$246,106	$168,858	77,248
Property operating expenses:
Digital Operating	$37,544	$—	$37,544
Wellness Infrastructure	57,459	66,042	(8,583)
Other	13,390	14,835	(1,445)
	$108,393	$80,877	27,516
Digital Operating—Amounts represent income from data center leases and related services, and associated operating expenses from our acquisitions of DataBank and Vantage SDC in December 2019 and July 2020, respectively.
Wellness Infrastructure—Property operating income decreased $14.5 million due to conveyance to a lender of 36 properties in a senior housing portfolio in August 2020, and sales of 25 net lease properties in 2019 and one in the first quarter of 2020. On a same store basis, however, property operating income was slightly higher in 2020 as the third quarter of 2019 included reversals of straight-line rent receivables. While the conversion of a senior housing net lease to a RIDEA structure in April 2020 resulted in a gross up of resident fee income and expense, this was more than offset by decreases due to a decline in occupancy as a result of restrictions on new admissions across our senior housing portfolio in an effort to contain COVID-19.
Property operating expenses decreased $8.6 million, similarly due to conveyance to a lender of 36 properties in a senior housing portfolio. On a same store basis, however, there was a slight increase in property operating expenses due to a gross up of expenses following the conversion of a senior housing net lease to a RIDEA structure in April 2020, and $1.9 million of incremental costs incurred in our senior housing facilities in response to COVID-19. These incremental costs were abated by $2.7 million of government stimulus funding under the CARES Act Provider Relief Fund, reflected as other income.
Refer to further discussion in "—Segment Results—Wellness Infrastructure."
Other—Property operating income and expenses decreased $6.7 million and $1.4 million, respectively, driven by sales of properties in our European portfolio and U.S. multi-tenant offices.
Interest Income
Interest income decreased $25.4 million, attributed primarily to loans placed on nonaccrual in 2020 as the COVID-19 crisis has led to increased uncertainty over collectability.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management segment
Institutional funds and other investment vehicles	$20,048	$13,989	$6,059
Other segment
Institutional funds and other investment vehicles	11,600	12,623	(1,023)
Public companies (CLNC, NRE prior to its sale in September 2019)	7,355	79,633	(72,278)
Non-traded REITs	4,431	4,994	(563)
Other	485	615	(130)
Subtotal—Other segment	23,871	97,865	(73,994)
	$43,919	$111,854	(67,935)

There was a $6.1 million increase in fees from digital institutional funds and investment vehicles as 50% of fees from DCP was recognized as equity method income prior to our acquisition of DBH in July 2019. Additionally, there was an increase in the fee basis of DCP following its acquisition of Zayo in February 2020.
However, there was a $74.0 million decrease in fee income from the non-digital investment management business in the Other segment, driven by the following:
•2019 had included termination fee of $64.6 million from NorthStar Realty Europe ("NRE"), inclusive of $21.5 million of incentive fees, received upon sale of NRE and concurrent termination of our management agreement, and management fees of $3.8 million for the third quarter of 2019 prior to sale; and
•$4.1 million decrease in fees from CLNC due to a lower stockholders' equity fee base..
Other Income
Other income was $26.2 million lower attributed primarily to (i) higher amounts grossed up in 2019 in other income and compensation expense of $26.1 million related to NRE equity awards and other cash compensation paid by NRE to employees in connection with the NRE sale; and (ii) reversal of other income and compensation expense on CLNC equity awards in 2020 as a result of remeasurement at fair value based upon CLNC's stock price at period end (refer to Note 19 to the consolidated financial statements for a description of the accounting treatment of managed company awards).
Interest Expense

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital Operating	$18,589	$—	$18,589
Digital Investment Management	—	1,585	(1,585)
Wellness Infrastructure	32,310	46,029	(13,719)
Other	6,479	12,627	(6,148)
Corporate-level debt	14,471	14,351	120
	$71,849	$74,592	(2,743)
Net decrease in interest expense of $2.7 million is attributed to the following:
Digital Operating—Amount represents interest expense on debt financing our DataBank and Vantage SDC acquired in December 2019 and July 2020, respectively.
Digital Investment Management—Interest expense in 2019 was related to borrowings on our corporate credit facility to partially finance the DBH acquisition in July 2019, with such borrowings repaid in December 2019 using proceeds from sale of the industrial business.
Wellness Infrastructure—Interest expense was $13.7 million lower as a result of: (i) conveyance of underlying collateral to lender in satisfaction of $157.5 million of outstanding debt principal in August 2020; (ii) decrease in LIBOR on predominantly variable rate debt in the wellness infrastructure portfolio; and (iii) debt repayments due to sale of net lease properties in 2019.
Other—Interest expense decreased $6.1 million due to debt payoffs from sale of investments.
Corporate-level Debt—There was a marginal increase in interest expense as additional interest from the new exchangeable notes issued in July 2020 and a higher average outstanding balance on our corporate credit facility were largely offset by partial repurchase of our convertible notes in the third quarter of 2020 and the effects of a decline in LIBOR on our junior subordinated debt.
Investment and Servicing Expense
Investment and servicing costs increased $21.9 million, attributed primarily to write-off of investment deposit and third party fees related to investments in our Other segment, fees paid for management of Vantage SDC, and higher bad debt allowance.
Depreciation and Amortization
Increase in depreciation and amortization expense is attributed to data centers and real estate intangibles from the acquisition of DataBank in December 2019 and Vantage SDC in July 2020. This was partially offset by decreases due to the effect of lower real estate basis after impairment charges, sales of non-core properties, termination of NRE management contract in September 2019 and write-down of NorthStar Healthcare management contract in December 2019.
Impairment Loss

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management	$3,832	$—	$3,832
Wellness Infrastructure	2,451	92,885	(90,434)
Other	29,886	440,146	(410,260)
	$32,337	$533,031	(500,694)

Impairment loss attributable to OP	$15,369	$491,425
Digital Investment Management—Impairment reflects reduced cash flows from the original Vantage management contract, replaced by new fee stream from third party capital raised in the Company's acquisition of the Vantage stabilized portfolio from its existing owners.
Wellness Infrastructure—In 2020, impairment was recorded on a portfolio of net lease skilled nursing facilities that is held for disposition based upon ongoing sale negotiations. In 2019, a senior housing portfolio and a net lease property were impaired due to a shortened holding period assumption which resulted in a shortfall in estimated future recoverable cash flows, and written-down based upon offer prices received by the Company.
Other—The significant impairment loss in 2019 was driven by $387.0 million of impairment on the other investment management goodwill and write-down on U.S. multi-tenant office properties. In 2020, there was higher impairment on our European properties and the NorthStar Healthcare management contract was written down in consideration of the effects of COVID-19 on NorthStar Healthcare's asset values which will affect future fee income.
Compensation Expense
The following table provides the components of compensation expense:

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$47,109	$48,826	$(1,717)
Equity-based compensation	7,542	9,119	(1,577)
Incentive and carried interest compensation	912	10,846	(9,934)
	55,563	68,791	(13,228)
Compensation grossed up in income and expense
NRE related cash compensation	—	3,576	(3,576)
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	(871)	24,279	(25,150)
	(871)	27,855	(28,726)
Total compensation expense	$54,692	$96,646	(41,954)
Total compensation expense was $42.0 million lower, attributed to: (i) $48.2 million of incremental compensation in 2019 in connection with NRE equity awards, including awards accelerated upon sale of NRE, along with retention and termination payments, and incentive compensation; (ii) lower severance costs in 2020; (iii) reversal of compensation on CLNC equity awards in 2020 as a result of remeasurement at fair value based upon CLNC's stock price at period end; and (iv) decrease in compensation cost following the Company's cost reduction initiative, and sales of NRE in September 2019 and the industrial business in December 2019. These decreases were partially offset by additional compensation cost following the acquisition of DataBank in December 2019.
Administrative Expenses
There was a marginal increase in administrative expense of $1.5 million, attributable to higher legal and professional service costs.
Gain on Sale of Real Estate
The higher gains in 2020 were from sales of our European properties.

Equity Method Earnings (Losses)

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management (including carried interest income of $6,082 and $0, respectively	$6,134	$848	$5,286
Digital Other	4,400	(251)	4,651
Other (including carried interest reversal of $0 and $474, respectively)	(67,450)	45,706	(113,156)
	$(56,916)	$46,303	(103,219)
Digital Investment Management—Amount represents gross unrealized carried interest from a digital investment vehicle in 2020, of which the Company ultimately shares in 15%, net of carried interest compensation and noncontrolling interest represented by general partner equity retained by the former principals and employees of DBH.
Digital Other—Amount represents net earnings from interests in our sponsored DCP fund and certain existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector beginning March 31, 2020.
Other—Equity method earnings decreased $113.2 million, arising from (i) decrease in fair value of investments under the fair value option, driven by expected recoverable value from investee's sale of real estate and also reflect the economic effects of COVID-19; (ii) an investee's early redemption of our preferred equity investment at a discount; (iii) impairment of an acquisition, development and construction ("ADC") loan based upon lower real estate valuation in an accelerated disposition strategy; (iv) our share of investee net losses; and (v) additionally, 2019 included a gain from sale of our equity investment in NRE. These decreases were partially offset by $21.9 million of basis difference applied to reduce our share of net loss from CLNC (Note 6 to the consolidated financial statements).
Other Loss, Net
We recorded other net loss of $13.0 million in 2020 and $44.9 million in 2019, driven primarily by the following:
Three Months Ended September 30, 2020
•$16.9 million ($6.4 million attributable to OP) of unrealized and realized losses on loans receivable carried at fair value (fair value option was elected on loans receivable beginning 2020); and
•$8.6 million write-down in value of our equity investment in NorthStar Healthcare; partially offset by
•$3.9 million gain on remeasurement of a foreign currency loan receivable in our Wellness Infrastructure segment.
Three Months Ended September 30, 2019
•unrealized loss of $91.5 million on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing on certain wellness infrastructure mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019; partially offset by
•$51.4 million gain from remeasurement of our 50% interest in Digital Colony Management, LLC ("DCM"), the investment manager of DCP, upon closing of the DBH acquisition (see Note 3 to the consolidated financial statements).
Income Tax Benefit (Expense)
We recorded income tax benefit of $9.9 million compared to income tax expense of $10.1 million in the three months ended September 30, 2020 and 2019, respectively. In the third quarter of 2020, deferred tax benefit was recognized in relation to our DataBank subsidiary and our OED portfolio, partially offset by deferred tax expense related to our wellness infrastructure business due to revaluation of deferred tax balances necessitated by a change in income tax rates in the United Kingdom. Conversely, the third quarter of 2019 included deferred tax expense arising from a gain recognized on remeasurement of our preexisting interest in DCM upon the acquisition of DBH.

Income (Loss) from Discontinued Operations

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Change
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total	Hotel	Industrial
Revenues
Property operating income	$144,130	$5,866	$149,996	$293,297	$97,188	$390,485	$(149,167)	$(91,322)
Fee income	—	—	—	—	3,400	3,400	—	(3,400)
Interest and other income	40	5	45	198	1,454	1,652	(158)	(1,449)
Revenues from discontinued operations	144,170	5,871	150,041	293,495	102,042	395,537	(149,325)	(96,171)
Expenses
Property operating expense	119,868	1,712	121,580	193,474	26,051	219,525	(73,606)	(24,339)
Interest expense	34,747	1,530	36,277	55,442	21,130	76,572	(20,695)	(19,600)
Investment and servicing expense	6,053	20	6,073	4,491	54	4,545	1,562	(34)
Transaction costs	4,500	—	4,500	—	—	—	4,500	—
Depreciation and amortization	39,978	639	40,617	42,073	12,342	54,415	(2,095)	(11,703)
Impairment loss	115,792	—	115,792	31,868	—	31,868	83,924	—
Compensation expense—cash and equity-based (1)	863	—	863	1,243	3,914	5,157	(380)	(3,914)
Compensation expense—carried interest	—	—	—	—	17,796	17,796	—	(17,796)
Administrative expenses	192	259	451	109	960	1,069	83	(701)
Expenses from discontinued operations	321,993	4,160	326,153	328,700	82,247	410,947	(6,707)	(78,087)
Other income (loss)
Gain (loss) on sale of real estate	(10)	(1,000)	(1,010)	3	4,675	4,678	(13)	(5,675)
Other gain (loss), net	(113)	(2)	(115)	378	(12)	366	(491)	10
Equity method earnings (losses), including carried interest	—	—	—	—	35,765	35,765	—	(35,765)
Income (loss) from discontinued operations before income taxes	(177,946)	709	(177,237)	(34,824)	60,223	25,399	(143,122)	(59,514)
Income tax benefit (expense)	225	(2)	223	128	127	255	97	(129)
Income (loss) from discontinued operations	(177,721)	707	(177,014)	(34,696)	60,350	25,654	(143,025)	(59,643)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(60,938)	82	(60,856)	(3,470)	27,728	24,258	(57,468)	(27,646)
Noncontrolling interests in Operating Company	(11,581)	62	(11,519)	(2,817)	2,870	53	(8,764)	(2,808)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(105,202)	$563	$(104,639)	$(28,409)	$29,752	$1,343	(76,793)	$(29,189)
Hotel
Discontinued operations of the hotel business represent our Hospitality segment and the THL Hotel Portfolio, which was previously reported in the Other segment.
Loss from discontinued operations increased $143.0 million, attributed to the following:
•Additional impairment of $115.8 million, attributed to the THL Hotel Portfolio in September 2020 based upon its pending sales price, net of selling costs. In comparison, $31.9 million of impairment was recorded in 2019 based upon shortened hold period assumptions and unfavorable operating performance on our hotel assets.
•Operating losses in 2020 reflect the loss of net income from sale of hotel properties in 2019 and the economic effects of COVID-19. There was a significant decline in room demand for our hotel properties with average occupancy at 51% in the third quarter of 2020 compared to 77% in the same period last year. This was further compounded by a lower average daily rate ("ADR"), resulting in a 49% decline in average revenue per available room ("RevPAR") compared to the same period last year. Notwithstanding, room demand has experienced some recovery from the trough levels in April 2020.
•Write-off of property level insurance receivables on our THL Hotel Portfolio in 2020.
•Fees incurred for advisory services in connection with debt refinancing and pending sale of the hotel portfolios.

•The increase in net loss was partially offset by:
•Decrease in interest expense, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio; and
•Decrease in depreciation and amortization expense due to a lower basis on our hotel properties after significant impairment charges in the first six months of 2020, partially offset by capital improvements and fixed asset additions in our hotel properties that were completed throughout 2019 and beginning of 2020.
Industrial
Results of discontinued operations represent the bulk industrial portfolio in 2020, and in 2019, included the light industrial portfolio and associated management platform. In 2019, significant carried interest was recognized in the third quarter, included in equity method earnings, due to a substantial increase in net asset value of the industrial open-end fund in contemplation of the sale of the light industrial business, with a corresponding recognition of carried interest compensation.

Consolidated Results of Operations
Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$666,657	$543,978	$122,679
Interest income	70,060	121,356	(51,296)
Fee income	130,964	178,315	(47,351)
Other income	30,069	64,061	(33,992)
Total revenues	897,750	907,710	(9,960)
Expenses
Property operating expense	309,553	248,714	60,839
Interest expense	213,947	236,756	(22,809)
Investment and servicing expense	47,897	39,215	8,682
Transaction costs	3,806	2,922	884
Depreciation and amortization	301,605	242,490	59,115
Provision for loan loss	—	35,847	(35,847)
Impairment loss	1,444,908	635,869	809,039
Compensation expense—cash and equity-based	169,192	157,283	11,909
Compensation expense—carried interest and incentive fee	(9,431)	13,264	(22,695)
Administrative expenses	75,246	63,404	11,842
Settlement loss	5,090	—	5,090
Total expenses	2,561,813	1,675,764	886,049
Other income (loss)
Gain on sale of real estate	24,058	42,841	(18,783)
Other loss, net	(199,320)	(182,560)	(16,760)
Equity method losses	(319,831)	(178,448)	(141,383)
Equity method earnings (losses)—carried interest	(14,653)	6,258	(20,911)
Loss before income taxes	(2,173,809)	(1,079,963)	(1,093,846)
Income tax expense	(3,246)	(11,723)	8,477
Loss from continuing operations	(2,177,055)	(1,091,686)	(1,085,369)
Income (loss) from discontinued operations	(1,307,225)	11,043	(1,318,268)
Net loss	(3,484,280)	(1,080,643)	(2,403,637)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,316)	2,317	(4,633)
Investment entities	(640,955)	51,744	(692,699)
Operating Company	(287,309)	(90,160)	(197,149)
Net loss attributable to Colony Capital, Inc.	(2,553,700)	(1,044,544)	(1,509,156)
Preferred stock dividends	56,507	81,412	(24,905)
Net loss attributable to common stockholders	$(2,610,207)	$(1,125,956)	(1,484,251)

Property Operating Income and Property Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Property operating income:
Digital Operating	$185,672	$—	$185,672
Wellness Infrastructure	398,711	424,570	(25,859)
Other	82,258	119,408	(37,150)
	$666,641	$543,978	122,663
Property operating expenses:
Digital Operating	$72,505	$—	$72,505
Wellness Infrastructure	198,778	194,268	4,510
Other	38,270	54,446	(16,176)
	$309,553	$248,714	60,839
Digital Operating—Amounts represent income from data center leases and related services, and associated operating expenses from our acquisitions of DataBank and Vantage SDC in December 2019 and July 2020, respectively.
Wellness Infrastructure—Property operating income decreased $25.9 million due to conveyance to a lender of 36 properties in a senior housing portfolio in August 2020, and sales of 25 net lease properties in 2019 and one in the first quarter of 2020. On a same store basis, however, property operating income was slightly higher as the conversion of a senior housing net lease to a RIDEA structure in April 2020 resulted in a gross up of resident fee income and expense, which was partially offset by decreases due to a decline in occupancy as a result of restrictions on new admissions across our senior housing portfolio in an effort to contain COVID-19. Additionally, rental income in 2019 was lower due to reversals of straight-line rent receivables.
Property operating expenses increased $4.5 million, driven by incremental costs of $9.6 million incurred in our senior housing facilities in response to COVID-19, and to a lesser extent, gross up of expenses following the conversion of a senior housing net lease to a RIDEA structure in April 2020, higher property taxes and higher insurance premiums. These increases were partially offset by lower expenses incurred resulting from the conveyance to a lender of 36 properties in a senior housing portfolio. The incremental COVID-19 related costs were partially abated by $4.4 million of government stimulus funding under the CARES Act Provider Relief Fund, reflected in other income.
Refer to further discussion in "—Segment Results—Wellness Infrastructure."
Other—Property operating income and expenses decreased $37.2 million and $16.2 million, respectively, driven by sales of properties in our European portfolio and U.S. multi-tenant offices.
Interest Income
Interest income decreased $51.3 million, attributed to loans placed on nonaccrual in 2020 as the COVID-19 crisis has led to increased uncertainty over collectability, and loan payoffs and sales.
Fee Income
Fee income is earned from the following sources:

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management segment
Institutional funds and other investment vehicles	$59,165	$13,989	$45,176
Other segment
Institutional funds and other investment vehicles	34,296	36,294	(1,998)
Public companies (CLNC, and NRE prior to its sale in September 2019)	22,636	109,777	(87,141)
Non-traded REIT	13,293	15,089	(1,796)
Other	1,574	3,166	(1,592)
Subtotal—Other segment	71,799	164,326	(92,527)
	$130,964	$178,315	(47,351)

Fee income from Digital Investment Management was $45.2 million higher as 50% of fees from DCP was recognized as equity method income prior to our acquisition of DBH in July 2019. Additionally, there was an increase in the fee basis of DCP following its acquisition of Zayo in February 2020.
However, fee income from the non-digital investment management business in the Other segment decreased $92.5 million, driven primarily by the following:
•2019 had included termination fee of $64.6 million from NRE, inclusive of $21.5 million of incentive fees, received upon sale of NRE and concurrent termination of our management agreement, and management fees of $11.5 million in 2019 prior to sale; and
•$11.2 million decrease in fees from CLNC due to a lower stockholders' equity fee base.
Other Income
Other income decreased $34.0 million, attributed primarily to (i) higher amounts grossed up in 2019 in other income and compensation expense of $29.2 million related to NRE equity awards and other cash compensation paid by NRE to employees in connection with the NRE sale; and (ii) reversal of other income and compensation expense on CLNC equity awards as a result of remeasurement at fair value based upon CLNC's stock price at period end (refer to Note 19 to the consolidated financial statements for a description of the accounting treatment of managed company awards).
Interest Expense

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital Operating	$36,161	$—	$36,161
Digital Investment Management	—	1,585	(1,585)
Wellness Infrastructure	106,875	150,691	(43,816)
Other	26,341	42,889	(16,548)
Corporate-level debt	44,570	41,591	2,979
	$213,947	$236,756	(22,809)
Net decrease in interest expense $22.8 million is attributed to the following:
Digital Operating—Amount represents interest expense on debt financing our DataBank and Vantage SDC acquired in December 2019 and July 2020, respectively.
Digital Investment Management—Interest expense in 2019 was related to borrowings on our corporate credit facility to partially finance the DBH acquisition in July 2019, with such borrowings repaid in December 2019 using proceeds from sale of the industrial business.
Wellness Infrastructure—Interest expense was $43.8 million lower as a result of: (i) decrease in LIBOR on predominantly variable rate debt in the wellness infrastructure portfolio; (ii) debt repayment upon sale of net lease properties in 2019; (iii) conveyance of underlying collateral to lender in satisfaction of $157.5 million of outstanding debt principal in August 2020; (iv) interest expense recognized in 2019 from write-off of debt discount in connection with a June 2019 refinancing; and (v) prepayment penalties incurred in 2019. These decreases were partially offset by interest expense recognized from amortization of deferred financing costs incurred in connection with the June 2019 refinancing.
Other—Interest expense decreased $16.5 million due to debt payoffs from sale of investments.
Corporate-level Debt—Interest expense increased $3.0 million as a result of writing off a portion of deferred financing costs on our corporate credit facility to reflect a reduction in the facility amount in June 2020, along with a higher average outstanding balance on the facility, and new exchangeable notes issued in July 2020. This increase was partially offset by the effect of a decline in LIBOR on our junior subordinated debt, partial repurchase of our convertible notes in the third quarter of 2020 and lower unused fees on our credit facility in 2020.
Investment and Servicing Expense
Investment and servicing costs were $8.7 million higher, attributed primarily to write-off of investment deposit and third party fees related to investments in our Other segment, and fees paid for management of Vantage SDC. These increases were partially offset by higher costs in 2019 related to refinancing of our wellness infrastructure debt, unconsummated deal costs and bad debt expense.

Transaction Costs
Transaction costs in 2020 represent primarily fees incurred for advisory services in connection with the Company's corporate debt strategy and the partial repurchase of the 3.875% convertible notes, while the costs in 2019 was related primarily to our acquisition of the Latin American investment management business of The Abraaj Group.
Depreciation and Amortization
Increase in depreciation and amortization expense is attributed to real estate and intangible assets from acquisitions of DBH in July 2019, DataBank in December 2019 and Vantage SDC in July 2020. This was partially offset by decreases due to the effects of lower real estate basis after impairment charges, sales of non-core properties, termination of NRE management contract in September 2019 and write-down of NorthStar Healthcare management contract in December 2019.
Impairment Loss

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management	$3,832	$—	$3,832
Wellness Infrastructure	712,238	144,209	568,029
Other	716,541	491,011	225,530
Unallocated	12,297	649	11,648
	$1,441,076	$635,869	805,207

Impairment loss attributable to OP	$1,193,825	$544,357
Impairment loss on real estate and goodwill are discussed further in Notes 4 and 7, respectively, to the consolidated financial statements.
Digital Investment Management—Impairment reflects reduced cash flows from the original Vantage management contract, replaced by new fee stream from third party capital raised in the Company's acquisition of the Vantage stabilized portfolio from its existing owners.
Wellness Infrastructure—In 2020, impairment was recognized on wellness infrastructure assets resulting primarily from shortened holding period assumptions, attributable to both the Company's accelerated digital transformation, and in contemplation of debt that is at risk of default. This resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of these assets would not be recoverable. Additional impairment was also recorded on a held for disposition portfolio based upon ongoing sale negotiations.
Impairment in 2019 arose from shortened holding period assumptions on a senior housing portfolio and a net lease property, a negotiated purchase option exercised by a tenant on three hospitals, and offers received on certain net lease properties.
Other—There was higher impairment in both our other investment management business and our other equity and debt investments.
In our other investment management business, impairment of $594.0 million in 2020 and $387.0 million in 2019 reflect the write-down of goodwill, driven by acceleration of the Company's digital transformation and significant reduction in the value of its non-digital balance sheet assets in 2020, and in 2019, the loss of future fee income from sale of the industrial business and reduction in CLNC's fee base to reflect its reduced book value.
Within our other equity and debt portfolio, impairment was $18.5 million higher, driven by impairment on U.S. net lease properties, partially offset by lower write-down on our European properties. The higher impairment in 2020 was driven by a shortened holding period assumption due to the Company's accelerated digital transformation or risk of default on non-recourse investment level debt; and/or the economic effects of COVID-19 on property operating cash flows and market values.
Unallocated—Impairment was recorded on the corporate aircraft in 2020 to reflect recoverable value based upon a shortened holding period and on an office operating lease asset in 2019.

Compensation Expense
The following table provides the components of compensation expense.

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$144,655	$101,101	$43,554
Equity-based compensation	25,794	21,957	3,837
Incentive and carried interest compensation	(9,431)	13,264	(22,695)
	161,018	136,322	24,696
Compensation grossed up in income and expense
NRE related cash compensation	—	3,576	(3,576)
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	(1,257)	30,649	(31,906)
	(1,257)	34,225	(35,482)
Total compensation expense	$159,761	$170,547	(10,786)
Total compensation expense was $10.8 million lower, attributed to (i) $51.4 million of incremental compensation in 2019 in connection with NRE equity awards, including awards accelerated upon sale of NRE, along with retention and termination payments, and incentive compensation; (ii) lower severance costs in 2020; (iii) reversal of compensation on CLNC equity awards in 2020 as a result of remeasurement at fair value based upon CLNC's stock price at period end; and (iv) decrease in compensation cost following the Company's cost reduction initiative, sales of NRE in September 2019 and the industrial business in December 2019. These decreases were partially offset by additional compensation cost following the acquisition of DBH in July 2019 and DataBank in December 2019.
Administrative Expenses
Administrative expense was $11.8 million higher, largely attributable to higher insurance, legal and professional service costs.
Settlement Loss
Amount represents fair value of the settlement arrangement with Blackwells at inception in March 2020, including reimbursement of legal costs. Refer to additional discussion in Note 12 to the consolidated financial statements.
Gain on Sale of Real Estate
There were higher gains in 2019 from sales of our European properties and U.S. multi-tenant office buildings.
Gain on sale of $7.9 million and $18.2 million in the nine months ended September 30, 2020 and 2019, respectively, were attributable to OP.
Equity Method Earnings (Losses)

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Digital Investment Management (including carried interest income of $6,082 and $0, respectively)	$6,295	$7,112	$(817)
Digital Other	12,647	(92)	12,739
Other (including carried interest reversal of $20,735 and income of $6,258, respectively)	(353,426)	(179,210)	(174,216)
	$(334,484)	$(172,190)	(162,294)
Digital Investment Management—Amount represents primarily (i) gross unrealized carried interest in 2020 from a digital investment vehicle, of which the Company ultimately shares in 15%, net of carried interest compensation and noncontrolling interest represented by general partner equity retained by the former principals and employees of DBH; and (ii) through July 25, 2019, Digital Colony Manager, the manager of DCP, prior to its consolidation upon acquisition of DBH.
Digital Other—Amount represents net earnings from interests in our sponsored DCP fund and certain existing Colony investment vehicles that were repurposed to execute an investment strategy focused around the digital sector beginning March 31, 2020.

Other—We recorded other-than-temporary impairment on our investment in CLNC of $274.7 million and $227.9 million in the second quarters of 2020 and 2019, respectively (refer to Note 6 to the consolidated financial statements for further discussion).
Excluding the CLNC impairment, equity method losses of $78.8 million in 2020 compared to earnings of $48.7 million in 2019, arose from (i) decrease in fair value of investments under the fair value option, driven by expected recoverable value from investee's sale of real estate and also reflect the economic effects of COVID-19; (ii) impairment of investments based upon current exit strategies; (iii) our share of investee net losses; and (iv) reversal of unrealized carried interest allocation. The losses in 2020 were partially offset primarily by $106.1 million gain from sale of our equity investment in RXR Realty in February 2020, and $49.8 million of basis difference applied to reduce our share of net loss from CLNC (Note 6 to the consolidated financial statements).
Other Loss, Net
We recognized other net loss of $199.3 million in 2020 and $182.6 million in 2019, driven primarily by the following:
Nine Months Ended September 30, 2020
•$313.6 million ($71.4 million attributable to OP) of unrealized and realized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19 (fair value option was elected on loans receivable beginning 2020); and
•$24.0 million of unrealized credit losses on CRE debt securities; partially offset by
•realized gain of $60.7 million and recognition of future profit allocation at fair value of $66.0 million ($32.3 million attributable to OP) from recapitalization in April 2020 of our co-investment venture which holds common equity in the Albertsons supermarket chain (refer to Note 6 to the consolidated financial statements).
Nine Months Ended September 30, 2019
•unrealized loss of $237.6 million on a non-designated interest rate swap assumed through the Merger that was intended to hedge future refinancing on certain wellness infrastructure mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019; partially offset by
•$51.4 million gain from remeasurement of our 50% interest in DCM upon closing of the DBH acquisition (see Note 3 to the consolidated financial statements).
Income Tax Expense
The $8.5 million decrease in income tax expense is primarily attributed to deferred tax benefit recognized in connection with our DataBank subsidiary and our OED portfolio, partially offset by the following: (i) valuation allowance established against deferred tax asset in our wellness infrastructure business due to uncertainties in future realization of net operating losses; (ii) income tax expense on a gain from sale of our equity investment in RXR Realty in February 2020; (iii) deferred tax expense related to our wellness infrastructure business due to revaluation of deferred tax balances necessitated by a change in income tax rates in the United Kingdom; and (iv) deferred tax expense related to a gain recognized on remeasurement of our preexisting interest in DCM upon the acquisition of DBH in July 2019.

Income (Loss) from Discontinued Operations

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Change
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total	Hotel	Industrial
Revenues
Property operating income	$442,827	$16,169	$458,996	$865,863	$270,161	$1,136,024	$(423,036)	$(253,992)
Fee income	—	—	—	—	8,849	8,849	—	(8,849)
Interest and other income	149	78	227	420	3,822	4,242	(271)	(3,744)
Revenues from discontinued operations	442,976	16,247	459,223	866,283	282,832	1,149,115	(423,307)	(266,585)
Expenses
Property operating expense	375,984	4,577	380,561	575,619	74,058	649,677	(199,635)	(69,481)
Interest expense	122,834	5,654	128,488	169,905	55,482	225,387	(47,071)	(49,828)
Investment and servicing expense	12,514	20	12,534	12,347	592	12,939	167	(572)
Transaction costs	4,500	—	4,500	—	—	—	4,500	—
Depreciation and amortization	135,944	1,914	137,858	137,249	97,147	234,396	(1,305)	(95,233)
Impairment loss	1,095,878	—	1,095,878	39,347	—	39,347	1,056,531	—
Compensation expense—cash and equity-based (1)	2,998	82	3,080	3,707	10,253	13,960	(709)	(10,171)
Compensation expense—carried interest	—	(524)	(524)	—	18,136	18,136	—	(18,660)
Administrative expenses	1,294	892	2,186	1,513	3,976	5,489	(219)	(3,084)
Expenses from discontinued operations	1,751,946	12,615	1,764,561	939,687	259,644	1,199,331	812,259	(247,029)
Other income (loss)
Gain (loss) on sale of real estate	(10)	(8,787)	(8,797)	913	28,070	28,983	(923)	(36,857)
Other gain (loss), net	9,727	—	9,727	(577)	(69)	(646)	10,304	69
Equity method earnings (losses), including carried interest	—	(164)	(164)	—	35,121	35,121	—	(35,285)
Income (loss) from discontinued operations before income taxes	(1,299,253)	(5,319)	(1,304,572)	(73,068)	86,310	13,242	(1,226,185)	(91,629)
Income tax benefit (expense)	(2,651)	(2)	(2,653)	(2,028)	(171)	(2,199)	(623)	169
Income (loss) from discontinued operations	(1,301,904)	(5,321)	(1,307,225)	(75,096)	86,139	11,043	(1,226,808)	(91,460)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(167,333)	(4,547)	(171,880)	(10,455)	45,711	35,256	(156,878)	(50,258)
Noncontrolling interests in Operating Company	(112,451)	(77)	(112,528)	(4,872)	3,344	(1,528)	(107,579)	(3,421)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,022,120)	$(697)	$(1,022,817)	$(59,769)	$37,084	$(22,685)	(962,351)	$(37,781)
Hotel
Discontinued operations of the hotel business represent our Hospitality segment and the THL Hotel Portfolio, which was previously reported in the Other segment.
Loss from discontinued operations increased $1.23 billion, attributable to the following:
•$1.1 billion of impairment in 2020. Impairment in the first six months of 2020 resulted from shortened holding period assumptions, attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default. This had resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of the hotel assets would not be recoverable. Additional impairment was also recorded in the third quarter of 2020 based upon pending sales price net of selling costs.
In comparison, $39.3 million of impairment was recorded in 2019 on hotel assets based upon shortened hold period assumptions, unfavorable operating performance, or based upon final net proceeds from sales.
•Operating losses in 2020 reflect the loss of net income from sale of hotel properties in 2019 and the economic effects of COVID-19. There was a significant decline in room demand with average occupancy at 52% in the first nine months of 2020 compared to 75% in the same period last year. This was further compounded by lower ADR, resulting in a decline in RevPAR of 39% compared to the same period last year. Notwithstanding, room demand has recovered from the trough levels in April 2020.
•Fees incurred for advisory services in connection with debt refinancing and pending sale of the hotel portfolios.
•The higher income tax expense is attributed to valuation allowance established against deferred tax asset in the hospitality portfolio as a result of uncertainties in future realization of net operating losses, taking into consideration the impairment recognized on these assets.
•The increase in net loss was partially offset by:
•Decrease in interest expense, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio, partially offset by additional hotel debt obtained in connection with debt refinancing in 2019 and higher deferred financing costs expensed as a result of the refinancing;
•Decrease in depreciation and amortization expense due to a lower basis on our hotel properties after significant impairment charges in the first six months of 2020, partially offset by capital improvements and fixed asset additions in our hotel properties that were completed throughout 2019 and beginning of 2020; and
•Write-off of contingent liability on the THL Hotel Portfolio as it is no longer probable that such payment would be made to a former preferred equity holder following the adverse effects of COVID-19 on the operations and performance of the THL Hotel Portfolio.
Industrial
Results of discontinued operations in 2020 represent (i) the bulk industrial portfolio, and (ii) in the second quarter of 2020, final adjustments to proceeds from the December 2019 sale of the light industrial portfolio upon release of escrowed funds, which resulted in a net loss of $7.4 million, including corresponding effect on carried interest and related compensation.
In 2019, results of discontinued operations also included the light industrial portfolio and associated management platform. Significant carried interest was recognized in the third quarter of 2019, included in equity method earnings, due to a substantial increase in net asset value of the industrial open-end fund in contemplation of the sale of the light industrial business, with a corresponding recognition of carried interest compensation.
Assets Under Management and Fee Earning Equity Under Management
Below is a summary of our third party AUM and FEEUM for our digital and other investment management business.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	September 30, 2020	December 31, 2019 (3)	September 30, 2020	December 31, 2019 (3)
Digital Investment Management segment
Institutional Funds	Digital Colony Partners	Earns base management fees and potential for carried interest	$5.7	$4.3	$3.8	$3.8
	Liquid securities strategy		0.1	—	0.2	—
Other Investment Vehicles	Digital real estate and infrastructure held by portfolio companies and co-invest vehicles	Earns base management fees and business service fees	16.4	9.2	4.5	3.0
Subtotal—Digital IM			22.2	13.5	8.5	6.8
Other segment
Institutional Funds	Credit funds, opportunistic funds, value-add funds and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest from sponsored funds	8.6	8.5	5.7	5.6
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.4	1.2	1.2
Public Companies	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	2.7	3.5	2.0	2.2
		Earns base management fees and potential for carried interest
Subtotal—Other segment			14.7	15.4	8.9	9.0
Total Company			$36.9	$28.9	$17.4	$15.8
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
•Total third party FEEUM increased $1.6 billion to $17.4 billion at September 30, 2020.
•There was a $1.7 billion increase in our digital FEEUM, of which $0.7 billion arose from DCP's acquisition of Zayo in February 2020, and $0.9 billion represents a net increase in third party capital in Vantage SDC in July 2020. Zayo, a provider of bandwidth infrastructure services in the United States and Europe, was formerly a publicly-traded company that was taken private as part of the acquisition by DCP.
•This increase was partially offset by a $0.2 billion decrease in FEEUM from CLNC as a result of a decrease in CLNC's asset values.
•The raising of third party co-invest capital for the acquisition of zColo by our DataBank subsidiary, which is anticipated to close by the end of 2020, will grow our digital FEEUM by an additional $0.5 billion.
Segments
The following discussion summarizes key information on our reportable segments.
Digital Investment Management ("Digital IM")
This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through DCP and separately capitalized vehicles while other strategies, including digital credit and public equities, will be or are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and have the potential to earn carried interest based on the performance of such investment vehicles subject to achievement of minimum return hurdles.
Strategic Partnership in Our Digital Investment Management Business
In July 2020, we formed a strategic partnership with Wafra in which Wafra made a minority investment representing an approximate 31.5% interest in substantially all of our digital investment management business or the Digital IM Business, as defined for the purpose of this transaction. Wafra paid consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP and to make commitments to the successor fund to DCP and to the Company’s initial digital credit fund, in an aggregate amount of at least $130 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business. Refer to Note 15 to the consolidated financial statements for further discussion of the Wafra transaction.
Fee Earning Equity Under Management
Our successful fundraising efforts in 2020 have increased our Digital IM FEEUM by $1.7 billion to $3.8 billion at September 30, 2020. Refer to discussion in "—AUM & FEEUM."
Operating Performance
Results of operations of our Digital IM segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues	$20,137	$14,517	$5,620	$60,045	$14,517	$45,528
Net income	3,539	41,841	(38,302)	7,953	46,655	(38,702)
Net income attributable to Colony Capital, Inc.	1,730	38,160	(36,430)	5,597	42,683	(37,086)

•Prior to July 2019, our Digital IM segment generated only equity method earnings from our 50% interest in DCM, the investment manager of DCP. DCM was consolidated upon acquisition of DBH and our existing interest in DCM was remeasured at fair value, resulting in a gain of $51.4 million ($39.3 million net of tax).
•Refer to "—Results of Operations" for a discussion of fee income. While fee income from our Digital IM business is trending positively in 2020, operating margins have a seen a decline as we ramp up resources to support future investment product offerings.
Digital Operating
This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earns rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies, DataBank's edge colocation data centers and Vantage stabilized hyperscale data centers, which are also portfolio companies under Digital IM for the equity interests owned by third party capital.
Developments in 2020
•Investment in Hyperscale Data Centers—In July 2020 and following an additional investment in October 2020, the Company, alongside third party investors, including fee bearing third party capital that the Company raised, invested $1.36 billion for approximately 90% equity interest in entities that hold Vantage's portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness, or Vantage SDC. Our balance sheet investment is approximately $200 million, representing approximately 13% equity interest. Vantage SDC is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, that is the rotation of our balance sheet to digital assets and growing our digital investment management business.
•DataBank Strategic Investments—In September 2020, our DataBank subsidiary entered into a definitive agreement to acquire zColo, Zayo's colocation business, for $1.4 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by us. Our expected commitment of $145 million from the Colony balance sheet will maintain our 20% equity interest in DataBank. The acquisition complements DataBank's edge strategy and significantly expands DataBank's footprint with the addition of zColo's 44 data centers in 23 markets across U.S. and Europe. Zayo will continue to be an anchor tenant within the zColo facilities and will become a significant customer of DataBank. With a long term agreement in place between Zayo and DataBank, the companies expect to collaborate closely in bringing colocation solutions to Zayo’s fiber customers and private fiber network solutions to DataBank’s colocation and cloud customers. The acquisition is anticipated to close by the end of 2020.
Portfolio Overview
The following table presents key portfolio metrics of our Digital Operating segment:

September 30, 2020
Number of data centers	32
Sellable raised square feet or RSF (in thousands)	1,138
Leased RSF (in thousands)	946
Balance Sheet Information
The following table presents key balance sheet data of our Digital Operating segment:

(In thousands)	September 30, 2020	December 31, 2019
Real estate	$3,557,061	$846,393
Debt	2,595,799	539,155
•The increase at September 30, 2020 reflect the acquisition of Vantage SDC in July 2020, composed of $2.7 billion of real estate and $2.06 billion of debt.
Financing
At September 30, 2020, our data center portfolio is financed by $2.55 billion of outstanding debt principal, of which $1.7 billion is fixed rate debt and $0.8 billion is variable rate debt, bearing a combined weighted average interest rate of 4.15% per annum at September 30, 2020.

In October 2020, Vantage SDC raised $1.3 billion in aggregate across two tranches of securitized notes at a blended fixed rate of 1.8%, with a 6 year weighted average maturity. The proceeds were applied primarily to refinance outstanding debt, which will meaningfully reduce the cost of debt and extend debt maturities in Vantage SDC.
Operating Performance
Results of operations of our Digital Operating segment are as follows.

(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$98,549	$185,737
Net loss	(38,479)	(77,916)
Net loss attributable to Colony Capital, Inc.	(4,797)	(12,384)
•Operating results includes the full year-to-date period for DataBank and 72 days of results for Vantage SDC.
•Net loss includes the effect of interest expense from debt financing, and depreciation and amortization expense. Operating results excluding these effects are presented below as earnings before interest, tax. depreciation and amortization for real estate ("EBITDAre").
Earnings Before Interest, Tax, Depreciation and Amortization for Real Estate
EBITDAre generated by our Digital Operating segment is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures."

(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$98,549	$185,737
Property operating expenses	(37,544)	(72,505)
Transaction, investment and servicing costs	(2,242)	(3,015)
Compensation and administrative expense	(11,592)	(34,712)
EBITDAre—Digital Operating	$47,171	$75,505
Digital Other
This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to DCP. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
Balance Sheet Information
The following table presents key balance sheet data of our Digital Other segment:

(In thousands)	September 30, 2020	December 31, 2019
Real estate	$2,586	$—
Equity investments	324,796	46,832
•Real estate balance represents perpetual easements acquired in the third quarter of 2020, recorded as land, that is being warehoused on our balance sheet temporarily, pending the closing of our second Digital Colony Partners fund.
•Equity investments represent primarily our equity method interest in DCP, and separately, investment in a third party managed mutual fund and equity interests in previous OED investment vehicles that have been repurposed to represent our digital liquid securities strategy effective March 31, 2020. The increase in equity investments reflect additional funding in DCP, and reclassification of existing investments into our digital liquid securities strategy, including third party capital raised in our consolidated digital liquid opportunities fund in the third quarter of 2020.
•As of September 30, 2020, we have funded $168 million of our $250 million commitment to DCP (including $1.2 million of our GP interest that is reflected as an equity method investment in the Digital IM segment). In connection with our strategic partnership with Wafra, Wafra will assume at least $60 million of our total commitment to DCP, of which $40 million was funded by Wafra in October 2020.

Operating Performance
Results of operations of our Digital Other segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Equity method earnings (losses)	$4,400	$(251)	$4,651	$12,647	$(92)	$12,739
Other gain (loss), net	2,917	—	2,917	4,826	—	4,826
Net income (loss)	6,757	(251)	7,008	16,014	(92)	16,106
Net income (loss) attributable to Colony Capital, Inc.	5,616	(229)	5,845	14,097	(80)	14,177
•Operating results of our Digital Other segment in 2019 represent only our interest in DCP.
•There has been more notable contributions from DCP over time as the fund ramps up its investing activities, in particular contribution from DCP's Zayo co-investment acquired in February 2020. Operating results in 2020 also encompass our new digital liquid securities strategy which includes the mark-to-market of equity securities
Wellness Infrastructure
This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement.
We own between 69.6% and 81.3% of the various portfolios within our Wellness Infrastructure segment.
Portfolio Overview
Our wellness infrastructure portfolio is located across 32 states domestically and in the United Kingdom (representing 17% of our portfolio based upon NOI for the third quarter of 2020).
The following table presents key balance sheet data of our Wellness Infrastructure segment:

(In thousands)	September 30, 2020	December 31, 2019
Real estate
Held for investment	$3,484,033	$4,433,825
Held for disposition	43,874	57,664
Debt	2,739,140	2,910,032
The following table presents selected operating metrics of our Wellness Infrastructure segment:

	Number of Properties	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
September 30, 2020
Senior housing—operating (2)	53	4,771 units	75.2%	N/A
Medical office buildings	106	3.8 million sq. ft.	83.0%	4.5
Net lease—senior housing (2)	65	3,529 units	79.1%	11.7
Net lease—skilled nursing facilities	88	10,458 beds	72.7%	5.1
Net lease—hospitals	9	456 beds	59.5%	9.6
Total	321
December 31, 2019
Senior housing—operating	83	6,388 units	86.5%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.8
Net lease—senior housing	71	4,039 units	80.7%	11.5
Net lease—skilled nursing facilities	89	10,601 beds	82.7%	5.8
Net lease—hospitals	9	456 beds	58.0%	10.3
Total	358

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
(2)    Six senior housing properties were transitioned from net leases into operating properties in April 2020.
Conveyance to Lender
In August 2020, we indirectly conveyed the equity of certain of our wellness infrastructure borrower subsidiaries, comprising 36 properties in its senior housing operating portfolio with a carrying value of $156.3 million and $157.5 million of outstanding principal on previously defaulted wellness infrastructure debt, to an affiliate of the lender, which released the Company from all rights and obligations with respect to those wellness infrastructure assets and corresponding debt.
Dispositions
We sold a portfolio of net lease skilled nursing facilities totaling 143 beds and a land parcel in the first quarter of 2020 in our effort to monetize non-core assets in our Wellness Infrastructure segment. We received gross proceeds of $7.5 million, from which we paid off $6.5 million of associated debt.
Real estate assets with aggregate carrying value of $45.0 million are currently held for disposition, comprising a portfolio of net lease skilled nursing facilities totaling 766 beds and is encumbered with $45.0 million of debt that is in default. The Company expects to apply proceeds from the sale to repay the debt.
Financing
Our wellness infrastructure portfolio is financed by $2.77 billion of outstanding debt principal, of which $0.4 billion is fixed rate debt and $2.37 billion is variable rate debt, bearing a combined weighted average interest rate of 4.08% per annum at September 30, 2020.
Operating Performance
Results of operations of our Wellness Infrastructure segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Total revenues	$124,193	$136,091	$(11,898)	$406,055	$427,761	$(21,706)
Net loss	(6,969)	(114,154)	107,185	(755,254)	(205,080)	(550,174)
Net loss attributable to Colony Capital, Inc.	(11,349)	(84,222)	72,873	(497,371)	(152,375)	(344,996)
Operating results at the property level are discussed under NOI below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our wellness infrastructure portfolio, which are discussed in "—Results of Operations."
There was a loss of earnings in 2020 from sales of net lease properties in 2019. The operating results of our wellness infrastructure portfolio was also affected by significant impairment charges of $92.9 million in the three months ended September 30, 2019, and $712.2 million and $144.2 million in the nine months ended September 30, 2020 and 2019, respectively, resulting in significant net losses during these periods.

Net Operating Income
NOI for our Wellness Infrastructure segment is derived as follows and reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Total revenues	$124,193	$136,091	$406,055	$427,761
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	(5,079)	1,235	(17,116)	(8,809)
Interest income	(2)	—	(100)	—
Other income	—	—	—	(36)
Property operating expenses	(57,459)	(66,042)	(198,778)	(194,268)
NOI—Wellness Infrastructure	$61,653	$71,284	$190,061	$224,648
NOI by type of wellness infrastructure portfolio is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%	2020	2019	$	%
Senior housing—operating	$12,011	$15,612	$(3,601)	(23.1)%	$37,851	$49,415	$(11,564)	(23.4)%
Medical office buildings	12,527	12,923	(396)	(3.1)%	38,886	38,828	58	0.1%
Net lease—senior housing	13,223	14,103	(880)	(6.2)%	40,372	44,772	(4,400)	(9.8)%
Net lease—skilled nursing facilities	22,304	25,477	(3,173)	(12.5)%	67,399	78,116	(10,717)	(13.7)%
Net lease—hospitals	1,588	3,169	(1,581)	(49.9)%	5,553	13,517	(7,964)	(58.9)%
NOI—Wellness Infrastructure	$61,653	$71,284	(9,631)	(13.5)%	$190,061	$224,648	(34,587)	(15.4)%
NOI decreased $9.6 million and $34.6 million in the three and nine months ended September 30, 2020, respectively, of which $8.5 million and $24.5 million, respectively, were attributed to conveyance to a lender of 36 properties in a senior housing portfolio in August 2020, and sales of 25 net lease properties in 2019 and one in the first quarter of 2020. The remaining decrease in NOI is attributed primarily to our senior housing operating portfolio resulting from the effects of COVID-19 as resident fee income decreased due to a decline in occupancy while operating costs increased, partially offset by government stimulus funding, as discussed further below.
Effects of COVID-19 on our Wellness Infrastructure Segment
Our first priority has been, and continues to be, the health and safety of the residents and staff at our communities. We remain focused on supporting our operating partners during this challenging time. Concurrently, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our wellness infrastructure business.
At this time, we understand from our operators and managers that our communities as a whole continue to experience a moderate level of confirmed COVID-19 cases. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of COVID-19.
The effect of COVID-19 varies by asset class in the Company's wellness infrastructure portfolio. Specifically, efforts to address COVID-19 have in some cases forced temporary closures of medical offices, restricted the admission of new residents to senior housing facilities, especially in communities that have experienced infections, and caused incurrence of unanticipated costs and other business disruptions. The Company will be directly impacted by these factors in its RIDEA assets, and indirectly impacted in its net leased assets as these factors influence tenants’ ability to pay rent.
•In our medical office portfolio, beginning in April 2020, a number of tenants failed to make rent payments or make timely payments, and some sought more flexible payment terms or rent concessions as a result of the COVID-19 crisis. Local governments in certain jurisdictions have implemented or are considering implementing programs that permit or require forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. The Company has agreed to provide the affected tenants with a deferral of rent, generally for two to three months, with deferred rent to be repaid in monthly installments over periods of three to 15 months. This resulted in an increase in lease income receivable totaling $0.2 million as of September 30, 2020. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee.
•In our senior housing operating portfolio, statutory or self-imposed restrictions began to limit admission of new residents into our communities starting in March 2020 in an effort to contain COVID-19. Also, we continue to face challenges from existing communities that have experienced infections, heightened risk of resident and staff illness and resident move-outs, particularly in those communities that have experienced infections. There is typically a period of time where restrictions on admissions continue to be imposed in communities that have experienced infections until such time that infections are no longer detected. As a result, we anticipate a decline in occupancy to continue as the rate of resident move-outs continue to outpace new resident admissions.
•Operating costs in our senior housing operating portfolio have risen as our healthcare operators take action to protect their residents and staff, specifically higher labor costs, as well as higher usage and cost of personal protective equipment, and medical and sanitation supplies. We incurred $1.9 million and $9.6 million of such incremental costs in the three and nine months ended September 30, 2020, respectively, of which $2.7 million and $4.4 million, respectively, were abated through income received from government stimulus funding under the CARES Act Provider Relief Fund.
The challenges faced by our healthcare operators and our tenants as a result of COVID-19 will continue to put pressure on future revenues and operating margins in our Wellness Infrastructure segment.
As necessary, we will engage in discussions with our lenders on the deferral of payment obligations, and/or waiver of defaults for any potential failure in the future to satisfy certain financial or other covenants.
Given the ongoing nature of the pandemic, the extent of the financial effects and how prolonged the effects will be to our wellness infrastructure business is uncertain at this time, and largely dependent on the duration and severity of the COVID-19 crisis.
Other
This segment is composed of our other equity and debt or OED investments and non-digital investment management or Other IM business.
OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments (including CLNC), other real estate equity and debt investments and other real estate related securities, among other holdings. Over time, the Company expects to monetize the bulk of its OED portfolio as it completes its digital evolution.
Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare, a public non-traded healthcare REIT. Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
Balance Sheet Information
Investments and corresponding debt financing in our Other segment are summarized below:

(In thousands)	September 30, 2020	December 31, 2019
Real estate
Held for investment	$816,794	$937,978
Held for disposition	232,612	353,724
Equity and debt investments
CLNC	365,872	725,443
Interests in our sponsored and co-sponsored funds	49,717	67,164
Other equity investments (1)	1,128,323	1,411,974
CRE debt securities	27,898	57,591
Loans receivable (2)
Held for investment	1,272,820	1,518,058
Held for disposition	42,985	—
Debt (3)	979,153	1,218,417

_________
(1)    Significant investments include acquisition, development and construction loans ($626.0 million) and preferred equity investments ($126.7 million).
(2)    Carried at fair value upon adoption of fair value option on January 1, 2020.
(3)    Includes debt carrying value related to real estate held for disposition of $130.8 million and $200.6 million as of September 30, 2020 and December 31, 2019, respectively.
Operating Performance
Our Other segment generated the following results of operations:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Change
(In thousands)	OED	Other IM	Total	OED	Other IM	Total	OED	Other IM
Property operating income	$27,121	$—	$27,121	$33,841	$—	$33,841	$(6,720)	$—
Interest income	12,556	10	12,566	38,734	94	38,828	(26,178)	(84)
Fee income	—	23,871	23,871	—	97,865	97,865	—	(73,994)
Other income	3,888	1,852	5,740	3,445	31,727	35,172	443
Total revenues	43,565	25,733	69,298	76,020	129,686	205,706	(32,455)	(103,953)

Equity method earnings (losses)	(66,829)	(621)	(67,450)	43,817	1,889	45,706	(110,646)	(2,510)

Net income (loss)	(240,291)	7,177	(233,114)	9,270	(358,143)	(348,873)	(249,561)	365,320
Net income (loss) attributable to Colony Capital, Inc.	(105,254)	6,538	(98,716)	(3,831)	(325,993)	(329,824)	(101,423)	332,531

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019			Change
(In thousands)	OED	Other IM	Total	OED	Other IM	Total	OED	Other IM
Property operating income	$82,258	$—	$82,258	$119,408	$—	$119,408	$(37,150)	$—
Interest income	61,934	38	61,972	115,379	1,200	116,579	(53,445)	(1,162)
Fee income	—	71,799	71,799	—	164,326	164,326	—	(92,527)
Other income	6,783	8,393	15,176	6,894	47,967	54,861	(111)	(39,574)
Total revenues	150,975	80,230	231,205	241,681	213,493	455,174	(90,706)	(133,263)

Equity method earnings (losses)	(437,963)	84,537	(353,426)	(168,376)	(10,834)	(179,210)	(269,587)	95,371

Net loss	(940,929)	(470,693)	(1,411,622)	(198,429)	(336,171)	(534,600)	(742,500)	(134,522)
Net loss attributable to Colony Capital, Inc.	(572,936)	(423,846)	(996,782)	(236,773)	(305,617)	(542,390)	(336,163)	(118,229)
OED
•Earnings from our real estate investments and loans receivable in the OED portfolio has declined over time as we continue to monetize our investments, and the decrease also reflects the effects of COVID-19 in 2020. The large net losses, however, resulted primarily from significant write-down in asset values, namely (i) OTTI on our investment in CLNC in 2020 and 2019; (ii) unrealized losses on loans receivable and equity method investments carried at fair value in 2020; and (iii) real estate impairment in both years. Refer to further discussion in "—Results of Operations."
•The OED portfolio represents a meaningful source of liquidity from our ongoing efforts to monetize these investments. Most recently, in April 2020, we recapitalized a co-investment venture which holds common equity in the Albertsons supermarket chain, generating $72.7 million of proceeds to us and realizing our share of gain of $29.7 million.
Other IM
•Similar to monetization of the OED portfolio, we sold our equity interest in RXR Realty in February 2020 for proceeds of $179 million (net of tax), recording a gain of $97 million (net of tax). This represents one of two equity investments in third party real estate asset managers held in the Other IM segment.
•Year-to-date, the above gain was offset by significant goodwill impairment and a reversal of carried interest allocation in the first six months of 2020, while fee income from the Other IM business continues to decline each quarter, in particular as the third quarter of 2019 had included large one time fees from NRE. Other income in the

Other IM segment represents primarily cost reimbursement income from affiliates which has a corresponding gross-up in expenses, with no effect to net loss. Refer to further discussion in "—Results of Operations."
•The Other IM business is expected to run-off over time as limited life investment vehicles are in the liquidation phase and no new third party capital is raised in the non-digital business.
Non-GAAP Supplemental Financial Measures
The Company reports funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. The Company also reports EBITDAre for the Digital Operating segment, NOI for the Wellness Infrastructure segment and NOI Before FF&E Reserve for the Hospitality segment, which are supplemental non-GAAP financial measures widely used in the equity REIT industry. These non-GAAP measures should not be considered alternatives to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO, EBITDAre and NOI may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss attributable to common stockholders	$(205,784)	$(554,953)	$(2,610,207)	$(1,125,956)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(22,651)	(53,560)	(287,309)	(90,160)
Real estate depreciation and amortization	162,705	116,615	424,950	430,513
Impairment of real estate	142,767	177,900	1,925,297	291,122
Gain on sales of real estate	(12,332)	(12,928)	(15,346)	(75,250)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(146,905)	(67,498)	(558,835)	(191,477)
FFO attributable to common interests in Operating Company and common stockholders	$(82,200)	$(394,424)	$(1,121,450)	$(761,208)
__________

(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$84,252	$30,617	$178,466	$138,073
Impairment of real estate	70,734	45,192	390,708	96,538
Gain on sales of real estate	(8,081)	(8,311)	(10,339)	(43,134)
	$146,905	$67,498	$558,835	$191,477
EBITDAre
We calculate EBITDAre for our Digital Operating segment in accordance with standards established by NAREIT, which defines EBITDAre as net income or loss calculated in accordance with GAAP, excluding (i) interest expense; (ii) income tax benefit (expense); (iii) depreciation and amortization; (iv) gains on disposition of depreciated real estate, including gains or losses on change of control; (v) impairment write-downs of depreciated real estate and of investments in unconsolidated affiliates caused by a decrease in value of depreciated real estate in the affiliate; and (vi) including similar adjustments for equity method investments to reflect the Company's share of EBITDAre of unconsolidated affiliates
EBITDAre represents a widely known supplemental measure of performance, EBITDA, but for real estate entities, which we believe is particularly helpful for generalist investors in REITs. EBITDAre depicts the operating performance of a real estate business independent of its capital structure, leverage and noncash items, which allows for comparability across real estate entities with different capital structure, tax rates and depreciation or amortization policies. Additionally, exclusion of gains on disposition and impairment of depreciated real estate, similar to FFO, also provides a reflection of ongoing operating performance and allows for period-over-period comparability.
As with other non-GAAP measures, the usefulness of EBITDAre may be limited. For example, EBITDAre focuses on profitability from operations, and does not take into account financing costs, and capital expenditures needed to maintain operating real estate.
NOI
NOI for our Wellness Infrastructure segment represents total property and related income less property operating expenses, adjusted primarily for the effects of (i) straight-line rental income adjustments; and (ii) amortization of acquired above- and below-market lease adjustments to rental income, where applicable.
We believe that NOI is a useful measure of operating performance of our wellness infrastructure portfolio as it is more closely linked to the direct results of operations at the property level. NOI also reflects actual rents received during the period after adjusting for the effects of straight-line rents and amortization of above- and below-market leases; therefore, a comparison of NOI across periods better reflects the trend in occupancy rates and rental rates at our properties.
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

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of net loss of the Digital Operating segment to EBITDAre, and net loss of the Wellness Infrastructure segment to NOI.

	Digital Operating		Wellness Infrastructure
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)			2020	2019	2020	2019
Net loss	$(38,479)	$(77,916)	$(6,969)	$(114,154)	$(755,254)	$(205,080)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease asset	—	—	(5,079)	1,235	(17,116)	(8,809)
Interest income	—	—	(2)	—	(100)	—
Other income	—	—	—	—	—	(36)
Interest expense	18,589	36,161	32,310	46,029	106,875	150,691
Transaction, investment and servicing costs	—	—	1,031	1,009	4,836	13,214
Depreciation and amortization	73,107	131,709	31,961	38,998	106,401	119,907
Impairment loss	—	—	2,451	92,885	712,238	144,209
Compensation and administrative expense	—	—	4,104	4,137	12,336	10,291
Gain on sale of real estate	—	—	(186)	(833)	(186)	(833)
Other (gain) loss, net	45	45	(3,836)	2,544	2,157	2,938
Income tax (benefit) expense	(6,091)	(14,494)	5,868	(566)	17,874	(1,844)
EBITDAre / NOI	$47,171	$75,505	$61,653	$71,284	$190,061	$224,648
Liquidity and Capital Resources
We have substantially addressed our near-term corporate maturity obligations and have enhanced our long-term capital structure and liquidity profile through (i) the June 2020 amendment of our corporate credit facility which right-sizes availability and provides enhanced financial flexibility; and (ii) issuance of $300 million of exchangeable notes by the OP and repurchase of $371 million of convertible notes due in January 2021 which allowed us to reduce our near term maturity obligations while also preserving $300 million of liquidity. Other than the remaining $31.5 million outstanding principal on our 3.875% convertible senior notes which will be paid off at maturity in January 2021, we have no corporate debt maturities until 2023.
As of November 2, 2020, our liquidity position was approximately $0.8 billion, composed of cash on hand and the full $500 million available under our corporate credit facility.
None of our investment level financing are recourse to the Company, and instead are secured by underlying commercial real estate or mortgage loans receivable.
Additionally, we have begun executing a new cost reduction program that has to-date addressed annual run-rate cost savings of approximately $46 million, mostly from headcount and compensation related cost reductions.
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
•our general partner commitments to our future investment vehicles and co-investment commitments to other investment vehicles;
•acquisitions of our target digital assets for our balance sheet and third party capital and related ongoing commitments;
•principal and interest payments on our debt;
•our operations, including compensation, administrative and overhead costs;

•capital expenditures for our non-digital and digital real estate investments;
•distributions to our common and preferred stockholders (to the extent distributions have not been temporarily suspended); and
•income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:
•cash on hand;
•our corporate revolving credit facility;
•cash flow generated from our investments, both from operations and return of capital;
•fees received from our investment management business, including incentive or carried interest payments, if any;
•proceeds from full or partial realization of investments and/or businesses, particularly from investments in the Other segment;
•investment-level financing;
•proceeds from public or private equity and debt offerings; and
•third party co-investors in our consolidated investments and/or businesses.
Distribution requirements imposed on us to qualify as a REIT generally require that we distribute to our stockholders 90% of our taxable income, which constrains our ability to accumulate operating cash flows.
Liquidity Needs
Investment Commitments
Our share of commitments in connection with our investment activities as of September 30, 2020 include the following:
•$29 million of lending commitments to borrowers;
•$19 million to joint venture investments, including ADC loan arrangements accounted for as equity method investments; and
•$148 million of remaining capital commitments to Company sponsored and third party sponsored funds, of which $82 million is for DCP. As of September 30, 2020, we have funded $168 million of our $250 million commitment to DCP. In connection with our strategic partnership with Wafra, Wafra will assume at least $60 million of our total commitment to DCP, of which $40 million was funded by Wafra in October 2020.
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

		Shares Outstanding September 30, 2020 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series G	7.5%	3,450	$1,617	$0.4687500
Series H	7.125%	11,500	5,121	0.4453125
Series I	7.15%	13,800	6,167	0.4468750
Series J	7.125%	12,600	5,611	0.4453125
		41,350	$18,516
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
Following the onset of COVID-19, our hotel properties incurred negative operating cash flows in April and May 2020, having recovered to slightly positive operating cash flows since June 2020. We have since taken various steps to minimize operating expenses, as appropriate, in order to minimize cash needs, as we continue to operate these hotels prior to finalizing the sale of these assets. Any cash flows generated from hotel assets that are in receivership, however, are controlled by the receivers and applied to service the underlying debt.
Asset Monetization
We periodically monetize our investments through asset sales that are opportunistic in nature or to recycle capital from non-core assets.
In 2020, we continue to accelerate the sale of non-core assets where reasonable values can be attained.
Non-Recourse Investment-Level Financing
We have various forms of investment-level financing which are non-recourse to the Company (Notes 10 and 8 to the consolidated financial statements).
In order to minimize cash needs, we did not make debt service payments on certain non-recourse investment level debt, which resulted in the default of a combined $1.3 billion of debt financing our hotel assets as of the date of this filing. Of this amount, $0.5 billion of debt is under negotiation with the lender to restructure, while the remaining $0.8 billion of debt has been accelerated by the lender and underlying assets placed in receivership. The pending sale of our hotel assets with assumption of underlying debt by the acquirer will result in $2.7 billion of investment-level debt removed from our balance sheet upon closing of the sale, which is expected in the first quarter of 2021.
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

Convertible and Exchangeable Senior Notes
In July 2020, the OP issued $300 million of exchangeable senior notes with maturity in July 2025, bearing interest at 5.75% per annum. We repurchased $371 million of the outstanding principal of the 3.875% convertible senior notes, funded with net proceeds from issuance of the 5.75% exchangeable senior notes in July 2020 and cash on hand through a tender offer of the 3.875% convertible senior notes completed in September 2020. This substantially addresses the January 2021 maturity of the 3.875% convertible senior notes, with the remaining $31.5 million outstanding principal expected to be addressed through cash on hand and/or proceeds from future asset monetization.
As of September 30, 2020, we have total outstanding principal of $545 million on our senior notes, with a weighted average of 3.9 years remaining to maturity, and bearing weighted average interest of 5.36% per annum.
Junior Subordinated Debt
Our junior subordinated debt represents an obligation of a subsidiary of the OP that holds wellness infrastructure, hospitality and other non-core assets, as described in more detail in Note 10 to the consolidated financial statements. Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not guarantors on the junior subordinated debt. As of September 30, 2020, we have total outstanding principal of $280 million on our junior subordinated debt, with a weighted average of 15.7 years remaining to maturity, and bearing weighted average interest rate of 3.10% per annum.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing. There are no planned public offerings of securities at this time.
Cash Flows
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$89,886	$234,590
Investing activities	(981,923)	(937,667)
Financing activities	363,225	605,873
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
Our operating activities generated net cash inflows of $89.9 million compared to $234.6 million in the nine months ended September 30, 2020 and 2019, respectively.
Specifically, the nine months ended September 30, 2019 had included the following activities:
•$142.6 million of operating cash inflows from our industrial business; and
•receipt of $64.6 million of incentive and termination fees from NRE upon termination of our management agreement concurrent with the sale of NRE;
•partially offset by payment of $223.9 million for settlement of $1.2 billion of the $2.0 billion notional amount on the forward starting interest rate swap assumed through the Merger.
In contrast, operating cash flows in the nine months ended September 30, 2020 included the following:
•the DataBank business acquired in December 2019 using proceeds from sale of the industrial business that is a much smaller portfolio and Vantage SDC acquired only in July 2020, which in combination, contributed less operating cash flows in 2020 relative to the industrial business in 2019; and

•operating cash flows were negatively affected by the fallout from COVID-19, particularly in our hotel and wellness infrastructure businesses.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $981.9 million and $937.7 million in the nine months ended September 30, 2020 and 2019, respectively.
•Real estate investments—Our real estate investment activities in the nine months ended September 30, 2020 and 2019 generated net cash outflows of $1.0 billion and $1.1 billion, respectively, driven by the acquisitions of Vantage SDC in July 2020 and the light and bulk industrial portfolio in February 2019. The entire light industrial portfolio was sold in December 2019.
•Equity investments—The investing cash outflows in the nine months ended September 30, 2020 were partially offset by net cash inflows from our equity investments of $89.8 million and $107.0 million in the nine months ended September 30, 2020 and 2019, respectively. The net cash inflow in 2020 was driven by $179.1 million of net proceeds from sale of our investment in RXR Realty and $87.4 million from recapitalization of our joint venture investment in Albertsons, representing amounts recognized as a return of investment, both of which were partially offset by contributions to DCP of $115.9 million and additional draws on ADC loans that are accounted for as equity method investments. In 2019, the sale of our interest in NRE generated proceeds of $96.0 million.
•Debt investments—Our loan and securities portfolio contributed net cash outflows of $44.9 million in the nine months ended September 30, 2020 but generated net cash inflows of $227.2 million in the nine months ended September 30, 2019 as 2019 included proceeds from sale of loans and loan repayments outpaced disbursements.
•Business acquisition—2019 also included net cash outlay of $181.2 million for acquisition of the DBH investment management business.
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
Financing activities generated net cash inflows of $363.2 million and $605.9 million in the nine months ended September 30, 2020 and 2019, respectively.
•The financing cash inflows in the nine months ended September 30, 2020 were driven by $1.3 billion of net contributions from noncontrolling interests, of which $1.0 billion represents third party investors in Vantage SDC, primarily fee bearing capital that we raised, and $253.6 million was an investment by Wafra in our digital investment management business.
•However, the cash inflows in 2020 were largely offset by: (i) cash outflow of $402.9 million in January 2020 for settlement of the December 2019 redemption of our Series B and E preferred stock using proceeds from our industrial sale; (ii) repayments on our investment level debt exceeding borrowings for a net cash outflow of $298.3 million; (iii) dividends paid on our preferred and common stock of $167.3 million in 2020 which was relatively lower than 2019 as a result of the preferred stock redemption in December 2019 and suspension of common stock dividends beginning the second quarter of 2020; and (iv) partial repurchase of our 3.875% convertible senior notes for $81.3 million through a tender offer in September 2020. An additional repurchase of our 3.875% convertible senior notes for $289.7 million was made through a concurrent application of all of the net proceeds from our issuance of $300.0 million of new 5.75% exchangeable senior notes in July 2020.
•For the nine months ended September 30, 2019, the financing cash inflows were driven by borrowings exceeding debt repayments by $750.0 million, specifically $952.0 million of borrowings in our industrial segment, primarily to fund the industrial portfolio acquisition in February 2019, the majority of which were repaid or assumed by the buyer upon sale of the assets in December 2019.

•Additionally, net contributions from noncontrolling interests also generated cash inflows of $113.5 million in the nine months ended September 30, 2019.
•The cash inflows in 2019 were partially offset by dividends paid on our preferred and common stock totaling $241.9 million.
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
We use many methods to actively manage our risk to preserve our income and capital, including, but not limited to, maintaining dialogue with tenants, operators, partners and/or borrowers and performing regular inspections of our collateral and owned properties. With respect to our wellness infrastructure properties, we consider the impact of regulatory changes on operator performance and property values. During a quarterly review, or more frequently as necessary, investments are monitored and identified for possible asset impairment or loan loss reserves, as applicable, based upon several factors, including missed or late contractual payments, significant declines in property operating performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we may utilize services of certain strategic partnerships and joint ventures with third parties with relevant expertise to assist our portfolio management.
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
•     Impairment of real estate—Note 4
•     Other-than-temporary impairment on equity method investments—Note 6
•Fair value measurement of equity method investments under fair value option—Note 12
•     Fair value measurement of loans receivable under fair value option—Note 12
•     Credit loss on available for sale debt securities—Note 6
•     Impairment of goodwill and intangible assets—Note 7

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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. At September 30, 2020, we did not have any outstanding interest rate swap positions. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at September 30, 2020, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at September 30, 2020, all of which were under 1% at September 30, 2020.

($ in thousands)	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$158,671	$80,356	$(9,515)
Amount attributable to noncontrolling interests in investment entities	49,002	24,865	(2,289)
Amount attributable to Operating Company	$109,669	$55,491	$(7,226)
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held predominantly by our foreign subsidiaries and to a lesser extent, by U.S. subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. We had previously employed forwards and costless collars (buying a protective put while writing an out-of the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay as hedging instruments on our foreign subsidiary investments. During the quarter ended September 30, 2020, we settled all our outstanding foreign currency hedges and replaced them with put options purchased through upfront premiums.
At September 30, 2020, we had approximately €485.3 million and £262.7 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $8.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with investments in our European subsidiaries, and a $0.3 million gain or loss in earnings in connection with a GBP denominated loan receivable held by a U.S subsidiary.
A summary of the foreign exchange contracts in place at September 30, 2020, including notional amounts and key terms, is included in Note 11 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.
Changes in Internal Control over Financial Reporting
Except as set forth below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We acquired Vantage SDC in July 2020 and are in the process of evaluating its policies, processes, systems and operations. Similarly, our evaluation is ongoing for DataBank that was acquired in December 2019.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2020, the Company was not involved in any material legal proceedings.
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
While our company continues to pivot to a digitally-focused strategy, a significant portion of our assets consist of, and our revenues are derived from, real estate investments, including wellness infrastructure and hospitality assets. The COVID-19 pandemic has impacted states and cities where we and our tenants operate our and their respective wellness infrastructure, hospitality and other businesses and where our properties are located. The preventative measures taken to alleviate the public health crisis, including significant restrictions on travel between the United States and specific countries, and “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries, and has disrupted, and is anticipated to further disrupt, operations and businesses in the wellness infrastructure industries, as discussed further below. Furthermore, although certain countries and U.S. states began to ease stay-at-home restrictions during the third quarter of 2020, resurgences in the numbers of cases of COVID-19 have subsequently led to the reinstatement, or potential for reinstatement, of such restrictions.
The occupancy rates of and revenues generated by our hospitality properties depends on the ability and willingness of guests to travel to our hotels. The spread of COVID-19 has not only decreased guests’ willingness to travel, but also prevented guests from traveling to visit or stay at our hotels as a result of federal travel, social distancing or mandated “shelter-in-place” or “stay-at-home” orders and even as such orders have begun to be lifted in the United States, demand for travel has and is expected to continue to be adversely impacted. Similarly, some tenants in our medical office buildings within our wellness infrastructure portfolio have and may continue to seek flexible payment terms or concessions from us for paying lease charges as a result of such restrictions. In addition, COVID-19 has impacted occupancy at our wellness infrastructure properties, as inquiries, tours and move-ins have all declined.
In addition, COVID-19 has had an adverse impact on the business and financial condition of publicly-traded mortgage REITs, including CLNC, the Company’s managed mortgage REIT and in which it owns an approximate 36% interest. The borrowers of CLNC’s real estate debt investments, including in the office, industrial, multifamily and hotel industries, have and will continue to be affected to the extent that COVID-19’s continued spread reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of the COVID-19 may negatively impact the ability of CLNC’s borrowers or tenants to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect CLNC's loan investments and operating results. Many mortgage REITs suspended dividends to stockholders beginning in the second quarter 2020. In April 2020, CLNC announced that to conserve available liquidity, it would suspend its monthly stock dividend beginning with the monthly period ending April 30, 2020. As a result, our CLNC investment will not generate any dividend income and it is uncertain as to when, if ever, CLNC will resume paying distributions to stockholders, including us. In addition, the Company’s Core FFO is directly impacted by CLNC’s performance as a result of the Company's ownership interest in CLNC and, to the extent CLNC continues to experience operational challenges as a result of COVID-19, our Core FFO will similarly be adversely impacted.
Further, CLNC's stock price fell significantly in March and April 2020 due to the significant volatility in equity markets resulting from COVID-19. Along with other publicly traded mortgage REITs, CLNC experienced a rebound in its stock price in May and June 2020, but its stock continues to experience volatility and trade below pre-COVID-19 levels. With increasing uncertainty over the extent and duration of the COVID-19 pandemic, and the timeline for a recovery in the U.S economy, in connection with the preparation of its second quarter 2020 financial statements, the Company determined that it was unlikely that the shortfall in market value relative to carrying value of its investment in CLNC would recover in the near term and as a result, the Company recognized an $275 million other-than-temporary impairment on its CLNC investment in the second quarter 2020. The foregoing impairment was in addition to the $228 million other-than-temporary impairment on its CLNC investment recognized in the second quarter 2019. At September 30, 2020, the carrying value of our CLNC investment was $365.9 million, or $7.63 per share. As of November 6, 2020, the trading price of CLNC’s stock was $5.58 per share. If the trading price of CLNC's class A common stock were to suffer further declines, to levels below our current carrying value for a prolonged period of time, as a result of COVID-19 or otherwise, an additional other-than-temporary impairment may be recognized in the future.
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
The inability to consummate asset monetizations could adversely affect our liquidity and ability to meet our debt obligations or pay dividends to stockholders. For example, in May 2020, we announced the suspension of our common stock dividend for the second quarter of 2020 as the Company's board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. In addition, in connection with the June 2020 amendment to the Company’s corporate credit facility, we are prohibited from, among other things, paying dividends, other than (i) paying dividends to maintain the Company’s REIT status, (ii) reducing the payment of income taxes and (iii) paying dividends on the Company’s preferred stock. As a result, for the term of the corporate credit facility, the Company is prohibited from paying dividends on its common stock, subject to certain limited exceptions. Nonetheless, all permissible distributions are made at the discretion of the Company's board of directors in accordance with Maryland law and depend on our financial condition; debt and equity capital available to us; our expectations for future capital requirements and operating performance; restrictive covenants in our financial or other contractual arrangements, including those in our corporate credit facility; maintenance of our REIT qualification; restrictions under Maryland law; and other factors as our board of directors may deem relevant from time to time.
As a result of these and other factors, we expect our cash flows generated by our real estate investments, particularly in the hospitality and wellness infrastructure industries, to continue to be negatively impacted. Because a substantial portion of our income is derived from these businesses as well as our proceeds from asset monetizations, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our stockholders has been and will continue to be adversely affected if revenues at our hotel and wellness infrastructure properties continue to decline or we are unable to complete certain asset monetizations.
In addition, as COVID-19 has demonstrated the global economy's dependence on digital real estate and infrastructure, the Company has determined to accelerate its shift to a digitally-focused strategy. In doing so, the Company may dispose of its legacy assets and portfolios and continue to focus on the growth of the Company's investment management business focused on digital real estate and infrastructure. This transition may be inconsistent with the Company's status as a REIT. For example, in September 2020, the Company entered into a definitive agreement to sell five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in the THL Hotel Portfolio in the Other segment. While the Company will remain a REIT through 2020, in light of its strategy to accelerate the digital transformation, the Company will continue to evaluate whether to maintain REIT status beyond 2020. If the Company ceases to qualify as a REIT, it would become subject to U.S. federal income tax on its net taxable income and generally would no longer be required to distribute any of the Company’s net taxable income to our stockholders, which may have adverse consequences on the Company’s total return to our stockholders.
Furthermore, our corporate credit facility requires us to maintain various financial covenants, including minimum tangible net worth, liquidity levels and financial ratios. Our corporate credit facility also requires us to maintain the Company’s REIT status. The June 2020 amendment to our corporate credit facility, among other things, modified certain financial covenants and reduced the aggregate amount of revolving commitments available under the corporate credit facility. Notwithstanding such amendment, based on the decline in performance in our hotel and wellness infrastructure portfolios we are currently experiencing as a result of the COVID-19 pandemic and given the limited visibility to the future recovery of demand in the hospitality industry, there is a range of possible outcomes which may result in a breach of certain financial covenants prior to the initial maturity of January 2021. In addition, if we determine to exercise our initial extension option on the corporate credit facility, the aggregate amount of revolving commitments available under the corporate credit facility will be reduced to $400 million on March 31, 2021. To the extent that we are unable to effectuate asset monetizations in our Other segment as discussed above, we may be forced to allocate capital to repaying any outstanding balance on the corporate credit facility (either at the initial maturity, in connection with an extension on March 31, 2021, or the final maturity) that otherwise may have been used to invest in and grow the Company's digital real estate and infrastructure business. In addition, as discussed above, in connection with our accelerated digital transaction, we are continuing to evaluate whether to maintain REIT status beyond 2020. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders. There is no assurance that our efforts to obtain such an amendment or waiver would be successful. Furthermore, any amendment or waiver may lead to increased costs, decreased borrowing capacity, increased interest rates, additional restrictive covenants and other similar lender protections. The occurrence of any of the foregoing could materially and adversely impact our liquidity and business operations.
Additionally, non-recourse mortgage debt in the Hospitality, Wellness Infrastructure and Other segments with aggregate outstanding principal of $1.5 billion as of the date of this report was either in payment default or was not in compliance with certain debt and/or lease covenants, as discussed further below. Other than with respect to certain wellness infrastructure and hospitality portfolios described below, the Company continues to be in active negotiations with certain lenders to execute forbearances or debt modifications; however, there is no assurance that our efforts to obtain forbearances or debt modifications will be successful. For example, as of the date of this report and as further described below, we have consensually transferred certain wellness infrastructure assets to lenders in exchange for a release of $158 million in borrowings secured by such assets and the Inland Hotel Portfolio is in receivership. In addition, we have entered into customary non-recourse carve-out guarantees, which provide for these otherwise non-recourse borrowings to become partially or fully recourse against certain of the Company's affiliates in connection with certain limited trigger or "bad boy" events. Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and has, and may continue to have, a material and adverse effect on our ability to pay dividends and other distributions to our stockholders due to, among other factors:
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants/borrowers’ abilities to fund their business operations and meet their obligations to us;
•difficulty raising capital and attracting investors at our current and any future managed investment vehicles due to the volatility and instability in global financial markets may constrain the success of our managed investment vehicles and consequently our ability to sustain and grow our investment management business;
•the financial impact has and could continue to negatively impact our ability to pay dividends to our stockholders or could result in a determination to reduce the size of one or more dividends, such as is the case with (i) our decision to suspend the dividend on our common stock beginning the second quarter of 2020 and (ii) certain restrictions on our ability to pay dividends on our common stock pursuant to the recent amendment to our corporate credit facility;
•the financial impact could negatively impact our future compliance with financial covenants of our corporate credit facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings under our revolving credit facility or otherwise pay dividends to our stockholders;
•the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in fair value decreases and the recognition of substantial impairment charges imposed on our assets;
•the credit quality of our tenants/borrowers could be negatively impacted and we may significantly increase our allowance for doubtful accounts;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our digital business or dispose of non-core assets as part of our asset monetization and digital pivot strategy;
•potential impairments on our real estate assets or ceasing to own real estate assets as a result of foreclosure or otherwise may impact our ability to maintain our REIT qualification or our exemption from the 1940 Act;
•CLNC's trading price and the impact on the carrying value of the Company's investment in CLNC, including whether the Company will recognize further other-than-temporary impairments on such CLNC investment in addition to those recognized in the second quarter 2020;
•we have and may continue to implement reductions in our workforce, which could adversely impact our ability to conduct our operations effectively;
•unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as inability to litigate non-paying tenants, regulations requiring forbearance of rent payments in certain jurisdictions, additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;
•our level of dependence on the Internet, stemming from employees working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, which may increase our vulnerability to cyber attacks and cause disruptions to our internal control procedures;
•increased risk of litigation, particularly with respect to our wellness infrastructure properties, related to the COVID-19 pandemic;
•we, and in particular the success of our pivot to a digital real estate and infrastructure focused strategy, depend, to a significant extent, upon the efforts of our senior management team, including DBH’s key personnel. If one or more members of our senior management team or the DBH team become sick with COVID-19, the loss of services of such member could adversely affect our business; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.
Moreover, the impact of COVID-19 pandemic may also exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Hospitality Business. The effects of the COVID-19 pandemic on the hospitality industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows during the second quarter 2020. Many hotels have had to temporarily suspend operations or operate at reduced levels. As of the date of this report, all of our hotel properties remain open but are operating at reduced levels; however, we may determine or be required to temporarily suspend the operations at hotels in the future as a result of the COVID-19 pandemic.
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
Furthermore, we have significant non-recourse borrowings outstanding on our hospitality properties (including the THL Hotel Portfolio). As of the date of this report, $1.3 billion in aggregate principal amount of such borrowings (representing the majority of borrowings on our hospitality properties) is in default as a result of the failure to make interest payments in light of the impact COVID-19 has had on our hospitality properties. In addition, we have, and may in the future, receive notices of acceleration with respect to our defaulted borrowings. Further, we were not successful in our negotiations with the lender of the mortgage debt collateralized by a portfolio of 48 extended stay and select service hotel properties known as the Inland Hotel Portfolio and, during the third quarter 2020, a receiver was appointed at all of the assets in the Inland Hotel Portfolio. During the period while the receiver is in place, we will no longer be in control of the operations of the Inland Hotel Portfolio even while still owning the assets.
We are in active discussions with the lenders on certain of our non-recourse borrowings that are in default in our hospitality portfolio and for certain hospitality properties, we have entered into forbearance agreements permitting us not to make interest payments for a specified period of time. However, if we are unable to restructure these borrowings or receive forbearance or other accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. Further, for borrowings that have been restructured or modified in connection with COVID-19, or are no longer in default, there can be no assurance that the cash flow generated from our hospitality portfolios will be sufficient to service such borrowings. While our hospitality properties experienced a rebound in operating performance in the third quarter 2020, there can be no assurance that such performance will improve or even be sustained. Recently, there has been a resurgence in COVID-19 cases in the United States, which is anticipated to continue or worsen during the upcoming winter season. This resurgence has, and could continue to result in, the re-implementation or tightening of travel and stay-at-home restrictions. In addition, as previously disclosed, due to effects of seasonality, our hospitality properties typically generate lower revenues, operating income and cash flows in the first and fourth quarters of each year. Failure by our hospitality properties to generate sufficient cash flow to service our borrowings, without further forbearance or modifications from lenders, could result in the acceleration of borrowings, cash flow sweeps or the foreclosure of assets, all of which would adversely impact the Company's liquidity and may impact our ability to consummate the pending disposition of our hospitality business.
For the quarter ended June 30, 2020, we incurred $728 million in impairments on hospitality properties (including the THL Hotel Portfolio) primarily related to assets which are anticipated to be divested or sold in the near term and have fair market values below their respective carrying values. In addition, in September 2020, we incurred an additional impairment of $115.8 million attributable to the THL Hotel Portfolio based upon its pending sales price, net of selling costs. In October 2020, the Company made certain payments totaling $13.9 million to lenders in order to cure certain defaults on the debt associated with a hotel portfolio. In connection with the pending disposition of our hospitality business, the seller has agreed, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amount; however, there can be no assurance that the Company will close the pending transaction or receive the anticipated purchase price credit. Moreover, depending on, among other factors, the status of ongoing negotiations with lenders, our anticipated holding periods for such assets and cash flow projections, we may make additional payments to lenders or take additional impairments on hospitality properties.
In addition, we have agreed to guarantee or contribute to guaranteed payments of franchise fees and marketing fees to our hotel franchisors. In certain instances, such guarantee or contribution agreements may also include an obligation to pay liquidated damages to the hotel franchisor on an early termination of the applicable franchise agreement. In the event that a lender forecloses on our hospitality properties (including in the case of the Inland Hotel Portfolio which is currently in receivership), we may not be released from these payment guarantees or liquidated damages obligations and we may not have any control over whether a franchise agreement is terminated. In the case of the Inland Hotel Portfolio, we have received termination notices with respect to franchise agreements for hotels within the portfolio where the receiver has entered into a new franchise agreement with the applicable franchisor directly. We have not received any claims for liquidated damages from any such applicable franchisor of the terminated franchise agreement; however, there can be no assurances that liquidated damages will not be sought in the future.

Risks Related to Our Wellness Infrastructure Business. We anticipate that the impact of the COVID-19 pandemic will vary by asset class within our wellness infrastructure portfolio. Many of the tenants in our medical office buildings suspended non-essential activities, and accordingly sought rent relief. In our senior housing and skilled nursing facilities, occupancy, which is the primary driver of revenues, has declined and may continue to decline during the pandemic as limitations on admissions and fewer inquiries and tours have caused a significant reduction in move-ins, while COVID-19 at the same time increases the risk of resident illness and move-outs. In addition, operating costs at our senior housing and skilled nursing facilities have increased to secure adequate staffing and personal protective equipment. We do not know to what extent, if any, federal relief programs may alleviate these concerns. We will be directly impacted by these factors in our RIDEA assets, or indirectly impacted in our net leased assets as these factors influence our tenants’ ability and willingness to pay rent. We may be forced to restructure tenants’ long-term lease obligations or suffer adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenants, operators, borrowers or managers. As a result, we expect a significant decline in revenues, net operating income and cash flow generated by operations from our wellness infrastructure portfolio.
We have significant non-recourse borrowings outstanding on our wellness infrastructure properties. As of the date of this report, we have conveyed to an affiliate of our lender a portfolio of 36 assets in a consensual transfer to obtain a release on $158 million in aggregate principal amount in borrowings (as discussed above) and have another $45.0 million in aggregate principal amount of such borrowings in default. As the impact of COVID-19 continues to influence performance at our wellness infrastructure properties, we may experience additional defaults and may be subject to cash flow sweeps. Any such defaults will negatively impact our liquidity and may increase our risk of loss associated with our wellness infrastructure properties. We have entered into forbearance agreements suspending debt service payments for a limited period of time for certain portfolios, subject to satisfaction of certain conditions, and are in active discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payments defaults for failure to satisfy certain financial or other covenants. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
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
In addition, pursuant to the strategic partnership documentation, Wafra has certain redemption rights which, if exercised, would require the Company to repurchase Wafra's equity investment, carried interest participation rights and warrants. Wafra's redemption rights are triggered upon the occurrence of certain events including key person or cause events under the governing documentation of certain Digital Colony investment vehicles and, for a limited period, upon Marc Ganzi, the Company's CEO and President, and Ben Jenkins, the Chairman and Chief Investment Officer of the Company's digital segment, ceasing to fulfill certain time and attention commitments to the Digital IM Business.  If such redemption rights are exercised, Wafra will also have a redemption right with respect to any sponsor commitments previously made to the Company's funds and vehicles. No assurance can be given that such redemption events, if triggered, would arise at a time when the Company will have the cash on hand or other available liquidity (including availability under the Company's corporate credit facility) to satisfy the redemptions, which could result in the Company being forced to allocate capital away from other potential opportunities or uses that we would otherwise consider to be the most effective use of such capital.
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
There can be no assurance that the pending disposition of our hospitality business will be completed on the terms contemplated or at all or that we will be able to realize the anticipated benefits of such sale transaction.
In September 2020, we announced that we entered into a definitive agreement to sell our $2.8 billion hospitality business, composed of 197 hotel properties in aggregate, for gross aggregate selling price of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended. The sale agreement provides that the closing will occur no earlier than January 15, 2021, which may be extended or accelerated by mutual agreement of the parties, provided that, if certain third party approvals have not been obtained by February 15, 2021, each of the parties has the right to extend the closing date until March 15, 2021. There can be no assurance that this sale transaction will be completed on the terms contemplated, in accordance with the anticipated timing or at all. Consummation of the sale is subject to customary closing conditions, including but not limited to, the acquirer’s assumption of the outstanding $2.7 billion mortgage notes encumbering the hotel properties and third party approvals, including any applicable franchisor consent. There can be no assurance that these conditions to closing will be satisfied. Furthermore, even if we are able to consummate the sale of this business, there can be no assurance that we will realize the anticipated benefits to us of such transaction, including any amount of net proceeds from the transaction as a result of transaction costs or other transaction related expenses. Moreover, one of the Company's hospitality portfolios, which is in receivership, is not a part of the sale transaction. There can be no assurance as to when such hospitality portfolio will be foreclosed upon or sold by the receiver to a third party.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In July 2020, the Company, along with Colony Capital Operating Company, LLC, the operating subsidiary through which the Company conducts all of its activities and holds substantially all of its assets and liabilities, issued $300 million in aggregate principal amount of Colony Capital Operating Company, LLC’s 5.75% exchangeable senior notes due 2025 (the “Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders of the Notes have the right to exchange such Notes for shares of the Company’s class A common stock, $0.01 par value per share. The Notes will mature on July 15, 2025. The exchange rate of the notes issued is based upon an initial exchange price of approximately $2.30 per share of class A common stock, and is subject to adjustment upon the occurrence of certain events.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Management and Board Changes
On November 5, 2020, the Company’s board of directors (the “Board”) elected Gregory McCray to serve as an independent member of the Board, effective January 1, 2021. In addition, on November 3, 2020 and November 4, 2020, Douglas Crocker II and John Somers, respectively, each provided notice of resignation as a member of the Board, including all applicable committee memberships, effective December 31, 2020. Each of Mr. Crocker’s and Mr. Somers’ respective decision was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.
Concurrently with the foregoing Board appointment and resignations, the Board determined to decrease the size of the Board to eleven (11) directors, effective January 1, 2021.
Mr. McCray, age 57, is an experienced executive with 30 years of business, marketing, sales, engineering, operations, mergers and acquisitions, management and international experience in the communications technology industry. Since June 2018, Mr. McCray has served as the Chief Executive Officer of FDH Infrastructure Services (“FDH”), an engineering and science company that monitors, inspects, designs and performs structural analysis for infrastructure assets utilizing wireless monitoring devices and patented non-destructive testing techniques. During his career, Mr. McCray has served in a number of management and executive roles, including CEO of Access/Google Fiber in 2017; CEO of Aero Communications Inc., which provides installation, services and support to the communications industry, from 2013 to 2016; CEO of Antenova, a developer of antennas and radio frequency modules for mobile devices, from 2003 to 2012; Chairman and CEO of PipingHot Networks, which brought broadband fixed wireless access equipment to market, from 2001 to 2002; and Senior Vice President of customer operations at Lucent Technologies from 1996 to 2000, where he managed the Customer Technical Operations Group for Europe, the Middle East and Africa. Mr. McCray currently serves on the board of directors of FDH, FreeWave Technologies and ADTRAN, Inc. (NASDAQ: ADTN). Mr. McCray served as a director of Centurylink, Inc. (NYSE: CTL), the third largest network operator in America, from January 2005 to February 2017, where he served as chairman of the Cyber Security & Risk Committee from 2015 to 2017. Mr. McCray holds a Bachelor of Science degree in Computer Engineering from Iowa State University and a Master of Science degree in Industrial & Systems Engineering from Purdue University. He has also completed executive business programs at the University of Illinois, Harvard, and INSEAD.
In accordance with the Company’s non-employee director compensation policy as described in the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2020 with the Securities and Exchange Commission, Mr. McCray’s compensation for his services as a non-employee director will be consistent with that of the Company’s other non-employee directors, subject to pro-ration to reflect the commencement date of his service on the Board. Mr. McCray is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.
In addition, on November 5, 2020, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mark M. Hedstrom in connection with Mr. Hedstrom’s resignation as our Chief Operating Officer and Executive Vice President, effective December 23, 2020 (the “Separation Date”).
Mr. Hedstrom currently serves, and is expected to continue to serve, as the Chairman of CLNC’s board of directors.
Pursuant to the Separation Agreement, and provided that Mr. Hedstrom executes a supplemental release of claims, attached as an annex to the Separation Agreement, within 21 days following the Separation Date and does not revoke such supplemental release within seven days of such execution, Mr. Hedstrom will receive the following benefits and payments, which are no greater than those provided for in his employment agreement (as described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2020) consisting of (i) a lump sum cash payment equal to $3,500,000, (ii) a prorated target bonus for the year of termination, (iii) continued medical, dental and vision benefits at active employee rates for 24 months following the Separation Date, and (iv) full vesting of all equity-based awards of the Company and CLNC, carried interests and other like compensation that he holds to the extent unvested on the Separation Date. In addition, under the Separation Agreement, Mr. Hedstrom will receive certain carried interest allocations in connection with certain of the Company’s investments products.
In connection with his separation from the Company, Mr. Hedstrom also resigned from all other officer and director positions at the Company and its affiliates (other than in the case of Mr. Hedstrom’s position as Chairman of CLNC’s board of directors) effective as of the Separation Date.
In addition, on November 5, 2020, an affiliate of the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Hedstrom, pursuant to which Mr. Hedstrom will provide certain services to the Company for a one-year term, commencing on January 1, 2021. Mr. Hedstrom’s services to the Company will include, among others, providing advice and assistance on certain operational matters of the Company and continuing to serve as Chairman of

CLNC’s board of directors. Mr. Hedstrom has also agreed that he will resign from CLNC’s board of directors within three business days following a request by the Company to do so. The Company will pay a flat fee of $50,000 per month for Mr. Hedstrom’s services under the Consulting Agreement.
CEO Aircraft Reimbursement
On November 5, 2020, the Company’s board of directors approved an amendment to the employment agreement, dated as of July 25, 2019, between the Company and Marc C. Ganzi, the Company’s President and Chief Executive Officer, to provide for the reimbursement by the Company of certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted cash fixed operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a true-up payment for any difference. The fixed cost reimbursement will be in addition to the Company’s reimbursement of certain variable operational costs of business travel on a chartered or private jet, as provided in Mr. Ganzi’s employment agreement. See "Aircraft" in Note 20 in the Company’s consolidated financial statements in this Quarterly Report for additional information regarding aircraft reimbursements.
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
10.1
Investment Agreement, dated as of July 7, 2020, by and among Colony Valhalla Partners I-A Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners I-B Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners II Holdings, L.P., a Delaware limited partnership, CBRE Caledon Valhalla Aggregator Holdings LP, a Delaware limited partnership and Vantage Data Centers Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2020)

10.2
Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (S) LLC, Colony Capital Operating Company, LLC, Colony Capital, Inc. (for the limited purposes set forth therein) and the Initial Wafra Representative (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020) ***

10.3
Carry Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (C) LLC, Colony Capital Operating Company, LLC, Colony DCP (CI) Bermuda, LP, a Bermuda limited partnership, Colony DCP (CI) GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.4
Investor Rights Agreement, dated as of July 17, 2020, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital Digital Holdco, LLC, Colony DC Manager, LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.5
Carried Interest Participation Agreement, dated as of July 17, 2020, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, Colony Capital, Inc., Colony Capital Operating Company, LLC, W-Catalina (S) LLC and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.6
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

Exhibit Number	Description

10.7
Acknowledgment Letter, dated as of July 17, 2020, by and among Marc Ganzi, W-Catalina (S) LLC, W-Catalina (C) LLC and Colony Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.8
Registration Rights Agreement, dated as of July 21, 2020, by and among Colony Capital Operating Company, LLC, Colony Capital, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.9
Joinder and Amendment to Letter Agreement, dated as of July 22, 2020, by and among Digital Bridge Holdings, LLC, CC Valhalla Investor, LLC, Marc Ganzi, Benjamin Jenkins and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.10
Assignment and Contribution Agreement, dated as of July 22, 2020, by and among Marc Ganzi, Benjamin Jenkins, MCG Analog, LLC, the Ganzi Extended Family Trust, BJJ Analog, LLC, DB Aviator Manager Rollover Holdings, L.P., DCR YieldCo Holdings, LP and DCR and Aviator Holdings GP, LLC (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.11
Amended and Restated Partnership Agreement of DB Aviator Manager Rollover Holdings, L.P., dated as of July 22, 2020, by and among Colony Valhalla GP, LLC, Colony Capital Acquisitions, LLC, MCG Analog, LLC, Ganzi Extended Family Trust, BJJ Analog, LLC and Valhalla Management Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.12*
Agreement of Purchase and Sale (Sale of Membership Interests in the Owners of Hotel Portfolios Consisting of One Hundred Ninety-Seven (197) Hotel Properties), dated as of September 22, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC ***

10.13*
First Amendment to Agreement of Purchase and Sale (Sale of Membership Interests in the Owners of Hotel Portfolios Consisting of One Hundred Ninety-Seven (197) Hotel Properties), dated as of October 9, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC

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
***     Schedules and exhibits to such agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of such schedules and exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2020

COLONY CAPITAL, INC.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale Redington
Neale Redington
Chief Accounting Officer (Principal Accounting Officer)