Form 10-K
period 2020-12-31
Colony Capital, Inc.
filed 2021-03-01
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37980

COLONY CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
Maryland	46-4591526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
750 Park of Commerce Drive, Suite 210
Boca Raton, Florida 33487
(Address of Principal Executive Offices, Including Zip Code)
(561) 570-4644
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $1.14 billion. As of February 22, 2021, 492,149,296 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•whether we will successfully execute our strategic transformation to become a digital infrastructure and real estate focused company within the timeframe contemplated or at all, and the impact of such transformation on the Company's legacy portfolios and assets, including whether such transformation will be consistent with the Company’s REIT status;
•our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all, including our ability to extend and/or replace our corporate credit facility;
•the Company's ability to complete anticipated monetizations of non-core assets within the timeframe and on the terms contemplated, if at all;
•the Company's ability to complete the pending exit of the Company's hospitality business within the timeframe and on the terms contemplated, if at all, and the amount of proceeds, if any, the Company will receive as a result of the exit after the impact of transaction costs and other transaction related expenses, including any required capital contributions to the hotel portfolios prior to closing;
•whether we will realize any of the anticipated benefits of the Company's pending exit from its hospitality business, if consummated;
•the impact of completed or anticipated initiatives related to our digital transformation, including the acquisitions of Digital Bridge Holdings, LLC and an ownership interest in Data Bridge Holdings, LLC, the strategic investment by Wafra, and the formation of certain other investment management platforms, on our company's growth and earnings profile;
•whether we will realize any of the anticipated benefits of our strategic partnership with Wafra, including whether Wafra will make additional investments in our Digital Other and Digital Operating segments;
•our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital industry effectively (such as Digital Bridge Holdings, LLC, Data Bridge Holdings, LLC and Vantage SDC);
•the impact to our business operations and financial condition of realized or anticipated compensation and administrative savings through cost reduction programs;
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
•our expected hold period for our assets and the impact of any changes in our expectations on the carrying value of such assets;
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
•our levels of leverage;
•adverse domestic or international economic conditions, including those resulting from the COVID-19 pandemic, and the impact on the commercial real estate or real-estate related sectors;
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
RISK FACTOR SUMMARY
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to Our Business Strategy
•Our ability to effectuate our digital transformation, including by monetizing legacy assets and simplifying our business operations.
•We may not successfully implement our diversified investment strategy or ultimately realize any of the anticipated benefits of diversification.
•Our business vision is to be a leading owner, operator and investment manager of digital infrastructure and real estate, which may adversely impact our stock price and our intent to maintain our REIT qualification.
•Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19) pandemic, have and the COVID-19 pandemic is expected to continue to, significantly disrupt, and may materially adversely impact, our business, financial condition and ability to execute on our business objectives.
Risks Related to Our Digital Business
•We require capital in order to continue to operate and grow our business, and the failure to obtain such capital, either through the public or private markets or other third party sources of capital, would have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.
•Adverse changes in general economic and political conditions could adversely impact our business, financial condition and results of operations.
▪The digital infrastructure and real estate industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
•The investment management business is intensely competitive.
•Poor performance of our current and future managed investment vehicles could cause a decline in our revenue, income and cash flow.
•Investors in our current or future managed investment vehicles may negotiate less favorable terms to us than those of investment vehicles we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
•The organization and management of our current and future investment vehicles may create conflicts of interest.
•We may not realize the anticipated benefits of the Wafra strategic partnership.
•Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
•We do not directly control the operations of certain of our digital real estate assets and are therefore dependent on portfolio company management teams to successfully operate their businesses.
•The performance of our digital assets depends upon the demand for such assets.
•The infrastructure of the data centers that we own or expect to own may become obsolete, which could materially and adversely impact our revenue and operations.
•Digital infrastructure and real estate investments are subject to substantial government regulation.
Risks Related to our Organizational Structure and Business Operations
•There may be conflicts of interest between us and our Chief Executive Officer and certain other senior DBH employees that could result in decisions that are not in the best interests of our stockholders.

•The occurrence of a security breach or a deficiency in our cybersecurity has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
Risks Related to Financing
•We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
•Changes in the debt financing markets could negatively impact our ability to obtain attractive financing or re-financing for our investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
Risks Related to Ownership of Our Securities
•The market price of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
•We may issue additional equity securities, which may dilute your interest in us.
•The stock ownership limits imposed by the Code for REITs and our Charter may restrict our business combination opportunities.
Risks Related to Our Wellness Infrastructure Business
•We have significant leverage on our healthcare properties, which increases the risk of loss associated with our healthcare investments, impacts our liquidity and restricts our ability to engage in certain activities.
•We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
•Failure to comply with certain healthcare laws and regulations could adversely affect our operations, expose us to liability and jeopardize our tenants/operators’ abilities to meet their obligations to us.
Risks Related to Our Hospitality Business
•We are subject to risks associated with our ongoing need for renovations and capital improvements at our hotel properties as well as financing these expenditures.
•We have significant leverage on our hotel properties, which increases the risk of loss associated with our hotel investments, impacts our liquidity and restricts our ability to engage in certain activities.
•There can be no assurance that the pending disposition of our hospitality business will be completed on the terms contemplated or at all or that we will be able to realize the anticipated benefits of such sale transaction.
Risks Related to Our Legacy Investment Management Business
•Certain of our management agreements with investment vehicles that are publicly-registered companies with the SEC are subject to limitation or termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
•Our ownership of approximately 36% of CLNC, on a fully diluted basis, subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
Risks Related to Our Other Equity and Debt Business
•Our commercial real estate equity, debt and mortgage loans underlying our commercial real estate securities investments are subject to the risks typically associated with commercial real estate ("CRE").
Regulatory Risks
•Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities and that could adversely affect our business and results of operations.
Risks Related to Taxation
•The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms " the "Company," "we," "our" and "us" refer to Colony Capital, Inc. and its consolidated subsidiaries. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to Colony Capital Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Overview
We are a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital real estate. We are headquartered in Boca Raton, Florida, with key offices in Los Angeles, New York and London, and have approximately 350 employees in 14 locations across 9 countries.
We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2020, we owned 90% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
To execute this vision, the Company combined with Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, in July 2019. As a result, the Company manages $29 billion of digital assets under management (“AUM”) and $13 billion of digital fee earning equity under management (“FEEUM”) across separately capitalized and managed portfolio companies and the Digital Colony Partners flagship funds (DCP I and DCP II), along with related co-investment accounts. Marc C. Ganzi, who co-founded DBH, became the Chief Executive Officer ("CEO") and President of the Company effective July 1, 2020. In connection with Mr. Ganzi’s appointment as the Company’s CEO and President, the Board of Directors of the Company (the "Board") appointed Mr. Ganzi to the Board, also effective as of July 1, 2020. Due to his multi-decade experience in building and acquiring digital companies and managing institutional capital, Mr. Ganzi is highly equipped to lead the Company’s strategic repositioning in becoming the leading platform for digital infrastructure and real estate. Further, the combination with DBH brings its world-class team of investment professionals and management of the DBH portfolio of high performing assets under the combined Digital Colony franchise. Thomas J. Barrack, Jr., who, prior to July 1, 2020, served as the Company’s CEO and President, continues to serve in his role as Executive Chairman of the Company and the Board. In addition, Jacky Wu was appointed as the Company’s Chief Financial Officer, effective July 1, 2020.
At December 31, 2020, the Company has $42 billion of total AUM and $20 billion of total FEEUM, managed on behalf of third party investors.
The Company conducts its business through five reportable segments as follows:
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
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business that acquired zColo's edge business in

December 2020; and Vantage SDC. Both DataBank and Vantage are also portfolio companies, managed under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
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
•Other—This segment is composed of other equity and debt investments ("OED") and non-digital investment management business ("Other IM"). OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, which includes our investment in a publicly traded REIT, Colony Credit Real Estate, Inc. (NYSE: CLNC), among other holdings. The Company has monetized a substantial portion of its OED portfolio and will continue to monetize the remainder as it completes its digital evolution. Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and a public non-traded healthcare REIT, NorthStar Healthcare, Inc ("NorthStar Healthcare"). Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, continue to have a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company and its investees' real estate investments in the hospitality, wellness infrastructure and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and wellness infrastructure properties, which in turn, affected the ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities; flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic recession due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, such as loans receivable, and also resulted in impairment of certain non-financial assets, in particular, non-digital real estate and equity method investments.
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined to accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation requires a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of hold periods on its non-digital assets, in particular its hotel and wellness infrastructure assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the

Company's hotel and wellness infrastructure assets. In the third quarter of 2020, as the Company expects to exit its hospitality business through a sale of its hotel assets (as discussed further below), additional write-downs were recorded to align the hotel carrying values to the agreed upon selling price. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020.
The various impairment and fair value decreases as a result of the acceleration of the Company's digital transformation collectively accounted for $3.2 billion of charges in 2020, of which $2.5 billion was attributable to the OP. These amounts are reflected within impairment loss, other loss, equity method losses and within impairment loss in discontinued operations on the statement of operations, as discussed further in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
The Company believes that it has materially addressed overall recoverability in value in its financial statements across all of its non-digital assets as of December 31, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
In light of the Company's strategy to accelerate its digital transformation, the Company will continue to evaluate whether it will maintain REIT status for 2021 or future years.
Exit of the Hospitality Business
In September 2020, the Company entered into a definitive agreement with a third party to sell five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that were acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio"), in the Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and the remaining interests in the THL Hotel Portfolio will continue to be held by investment vehicles managed by the Company. Two of the hotel portfolios that are being sold in the Hospitality segment are held through joint ventures in which the Company holds a 90% and a 97.5% interest, respectively. The aggregate gross proceeds of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended, represents a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt. Consummation of the sale is subject to customary closing conditions, including but not limited to, acquirer’s assumption of the outstanding mortgage notes encumbering the hotel properties and third party approvals. In October 2020 and February 2021, the parties amended the sale agreement to address certain payments made or that may be made by the Company to lenders or otherwise in connection with the hospitality portfolios, and, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amounts. The sale is expected to close in the first half of 2021. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
The Company’s pending exit from the hospitality business represents a key milestone in its digital transformation. Accordingly, the sale of these hotel portfolios is a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. For all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (refer to Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report).
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

We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep operational and investment experience in commercial real estate and digital infrastructure, having invested in and run digital infrastructures businesses through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for our balance sheet and for the companies and funds we manage on behalf of third parties. Core strengths and principles of our investment strategy include:
•People—Established operators, investors and thought leaders with over two decades of experience in towers, data centers, fiber and small cells
•Best-in-class assets—Own mission-critical and hard-to-replicate network infrastructure supporting many of the largest and most-profitable companies in the world and typically with very high renewal rates and pricing; Digital Colony has already successfully constructed a portfolio of best-in-class assets within its investment management business across all components of the digital ecosystem to drive significant synergies
•Disciplined framework
•Four corners of asset selection—(i) market dynamics, with a focus on stable markets with catalysts for near-term digital infrastructure investment and downside protection for asset owners, (ii) asset quality, with a focus on unique, hard-to-replicate assets and assets that provide mission critical services to customers with high switching costs, (iii) contract quality, with a focus on long-term contracts with investment grade customers and build in maximum flexibility to add additional tenants, and (iv) management or platform potential, with an emphasis on buy and build strategies with initial investments used as a platform to drive growth organically and through acquisitions
•Alpha creation—Drive outperformance through human capital decisions, direct operating experience, proprietary back-office systems, differentiated merger and acquisitions program and dynamic balance sheet management
•Operational excellence—Emphasis on strong organic leasing growth, extensive greenfield development expertise, and the highest environmental, social and governance ("ESG") standards
•Proprietary deal flow—Focus on compelling proprietary investment opportunities in brownfield, greenfield and new white sheet business plans and carveouts that avoid competitive auctions, facilitating lower entry multiples
•Products—Provide flexible and creative solutions across the capital structure to digital real estate and infrastructure companies around the world
•Prudent leverage—Structuring transactions with the appropriate amount of leverage, if any, based on the risk, duration and structure of cash flows of the underlying asset
Our investment strategy is dynamic and flexible, which enables us to adapt to shifts in economic, real estate and capital market conditions and to exploit inefficiencies around the world. Consistent with this strategy, in order to capitalize on the investment opportunities that may be present in various points of an economic cycle, we may expand or change our investment strategy or target assets over time as appropriate.
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

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. The audit committee of our board of directors, in consultation with our chief risk officer, internal auditor and management, maintains oversight of risk management matters, and periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks.
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
Allocation Procedures
We currently manage, and may in the future manage, private funds, REITs and other entities that have investment and/or rate of return objectives similar to our own or to other investment vehicles that we manage. In order to address the risk of potential conflicts of interest among us and our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. Pursuant to this policy, and subject to certain priority rights in our DCP funds, investment allocation decisions are based on a suitability assessment involving a review of numerous factors, including the particular source of capital’s investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life.
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
The ability to transact on attractive investments will depend on execution reputation, capital availability, tolerance for risk, cost of capital, number of potential buyers and pricing, among other factors. We face competition from a variety of institutional investors, including other REITs, investment managers of private equity, infrastructure, credit, hedge and other funds, specialty finance companies, commercial and investment banks, commercial finance and insurance companies, and other financial institutions. Some of these competitors may have greater financial resources, access to lower cost of capital and access to funding sources that may not be available to the Company. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Furthermore, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act.
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
Seasonality
Other than the operations of our hotel business which is currently pending disposition, we generally do not experience any pronounced seasonality in our business.
Regulations
REIT Qualification
We have elected to be taxed as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a "TRS"), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest and our investment management business, our TRSs may have a material amount of assets and net taxable income. In light of the Company's strategy to accelerate its digital transformation, the Company will continue to evaluate whether it will maintain REIT status for 2021 or future years.
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
U.S. Healthcare Regulation—Overview
Assisted living, memory care, independent living, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other laws, could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and fines; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under "Item 1A. Risk Factors” in this Annual Report.
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
The US Department of Health and Human Services and its agency that oversees much of the ACA, the Centers for Medicare and Medicaid Services (CMS) have substantially revised a number of ACA-related regulations, which have altered financial support for health plans, enrollment operations and individuals seeking to purchase insurance. CMS also has allowed new insurance options offering less coverage to compete in the market. These changes and other market dynamics are associated with declining enrollment and increased numbers of uninsured and under-insured individuals in recent years. Further, CMS has approved waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). The new Administration may seek to revise many of these regulatory and subregulatory actions. In the meantime, these and other actions continue to impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. If the new Administration and Congress seek different policy directions, those changes could strengthen the ACA and positively impact enrollment experience, but these changes nonetheless could cause disruption in the marketplace, which could negatively impact the operations and financial condition of our tenants, operators, and managers, which in turn may adversely impact us.
In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Based in part on this change, on December 14, 2018, a U.S. District

Court in Texas ruled the ACA unconstitutional in its entirety. The case is now pending before the US Supreme Court. Should lower court rulings be upheld in whole or in part, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated, in part, on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Healthcare Reimbursement
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. Federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. Additionally, Congress and the new presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in an adverse effect on our tenants, managers and operators, which in turn may adversely impact us.
Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (assisted living, independent living and memory care facilities) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative financial impact on such property. In some instances, a property operator may be removed and barred from participating on one or more federal or state programs, which can have a debilitating impact on cash flow, revenue expectations and ultimately, viability. Any development that compromises the financial viability of a tenant negatively impacts us. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
•Medicare Reimbursement—Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities and hospitals are reimbursed by Medicare under prospective payment systems; payment to a tenant under these Medicare payment systems varies based upon the type of facility, geographic location and service furnished, among other things. Under these payment systems, providers typically receive fixed fees for defined services, which create a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics, including performance of up- and downstream, unrelated providers, and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our tenants and operators, which may in turn adversely impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies broadly applicable and mandatory. The new presidential administration could propose additional unanticipated changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities.
◦Skilled Nursing Conditions for Participation—On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016 and Phase 2 of the regulations implemented on November 28, 2017. Phase 3 of the regulations were to be implemented on November 28, 2019, but CMS proposed substantial changes in July 2019. Those changes have not been finalized yet. In the meantime, Phase 3 has not been implemented. Failure of our tenants and operators to comply with the new regulations could have an adverse impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
◦Skilled Nursing—In August 2018, CMS adopted a revised methodology used to compensate skilled nursing facilities for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes took effect on October 1, 2019. A tenant or operator of a skilled nursing facility’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn may adversely impact us.
•Medicaid Reimbursement—Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. In recent years, CMS embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states have pursued block grant arrangements with CMS, which cap overall federal financial participation, and incentivize the state to reduce Medicaid expenditures. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. States and the federal government are also examining ways to further align Medicaid reimbursement with quality metrics and other value-based payment models that might shift risk to or place additional compliance costs on facilities. The new Administration may seek to revisit some of these flexibilities and trends, which could further disrupt state Medicaid regimes and adversely affect providers. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. Further, as noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.
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
Human Capital Resources
We believe that our people are our most important asset. We are focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to our collective success.
Diversity and Inclusion
We have established a Diversity, Equity and Inclusion steering committee, which establishes and monitors progress on our diversity hiring and retention goals.

We recognize that a diverse investment team enhances our ability to source, evaluate and manage a differentiated set of investment opportunities within the digital infrastructure sector. We also support our portfolio company management teams, many of whom come from diverse backgrounds, to create and/or augment existing diversity and inclusion initiatives. We have created a four pillar program to facilitate the composition of a diverse workforce reflective of the constituencies and communities we serve, which focuses on the following:
Mentorships: We have partnered with Knowledge is Power Program (KIPP), an organization that reaches out to diverse candidates early in their careers to educate and mentor the next generation of talent. Through KIPP, our employee volunteers provide one-on-one mentorship to support these candidates through the college application process.
Internships: We have developed a 2021 internship program to help build a talent pipeline of diverse candidates for investment professional positions, committing to hiring at least 50% diverse candidates, including through organizations such as Seizing Every Opportunity (SEO), Toigo, and One Search Young Women in Finance (UK).
Recruiting/Hiring: A particular focus of the Company recently has been to improve the gender diversity of our investment team. In addition to recent female hires at senior positions within the digital investment management business, nearly 40% of all digital-focused hires at the associate level since our digital transformation commenced have been female.
Career Path/Rewards: We believe that cultivating diversity at more junior levels within our organization, coupled with ensuring our employees have opportunities to excel and grow in their careers at Colony, will strengthen our ability to foster diversity at more senior levels. Many of our professionals have been promoted from within and, as the diversity of our junior professionals continues to grow, we expect to see even greater diversity across the senior levels of the Company.
In addition, our dedication to fostering diversity and inclusion is also supported by our Company’s board of directors, four out of its 11 members are female and/or people of color/minorities.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses tied to specific performance goals, and, generally for all mid-level and above employees, long-term equity awards tied to time-based vesting conditions and the relative value of our stock price as compared to our peers. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. We commission a customized compensation benchmark survey annually to ensure our compensation packages are competitive and in-market. In addition, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, charitable gift matching, student loan paydown program and a 401(k) plan.
Community Involvement
We aim to give back to the communities where we live, work and operate by participating in local, national and global causes, and believe that this commitment helps in our efforts to attract and retain employees. Our employees serve as the ambassadors of our social responsibility values, which they share through volunteering and charitable giving.
We also recognize that the sheer scope and reach of the technology and networks we own give us the power to touch lives around the world. We established a long-term partnership with Télécoms Sans Frontières (TSF), which provides new technologies for rapid response, capacity building, education, protection and assistance to bridge the digital divide across isolated communities.
At December 31, 2020, we had approximately 350 employees, of which approximately 80% were in the U.S. with the remaining in our international locations. Other than our international employees, none of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. As we continue to execute on our accelerated digital transformation, we expect our hiring efforts to be focused on our digital business.

Available Information
Our website address is www.clny.com. Information contained on our website is not incorporated by reference into this Annual Report and such information does not constitute part of this report and any other report or documents the Company files with or furnishes to the SEC.
Our annual reports on Form 10-K (including this Annual Report), quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments thereof are available on our website under “Shareholders—SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, and may be viewed at the SEC’s website at www.sec.gov. Copies are also available without charge from Colony Capital Investor Relations. Information regarding our corporate governance, including our corporate governance guidelines, code of ethics and charters of committees of the Board of Directors, are available on our website under “Shareholders—Corporate Governance,” and any amendment to our corporate governance documents will be posted within the time period required by the rules of the SEC and the NYSE. In addition, corporate presentations are also made available on our website from time to time under “Shareholders—Events & Presentations."
Colony Capital Investor Relations can be contacted by mail at: Colony Capital, Inc, 590 Madison Avenue, 34th Floor, New York, NY 10022, Attn: Investor Relations; or by telephone: (561) 570-4644, or by email: ir@clny.com.
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
Risks Related to Our Business Strategy
Our success depends on our ability to effectuate our digital transformation, including by monetizing legacy assets and simplifying our business operations.
In 2019, in connection with the acquisition of DBH, we announced our vision to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. In order to successfully execute on our digital transformation and achieve the anticipated benefits, we need to monetize our legacy assets to fund the growth in our digital business as well as to simplify our business operations. As of December 31, 2020, we had $11.9 billion in legacy assets, including $4.1 billion held for disposition, primarily related to the Company's pending exit of its hospitality business. If we are unable to consummate the pending hospitality exit transaction or otherwise monetize our legacy assets in the timeframe anticipated, our ability to grow our digital business and execute our digital transaction could be materially and adversely affected, which could in turn negatively impact the Company’s stock price. There can be no assurance, however, regarding when or the extent to which we will be able to execute our digital transformation and realize any of the anticipated or other benefits we expect from the transformation, which may be difficult, unpredictable and subject to delays.
Our investment strategy includes owning and/or managing a wide array of asset classes within the digital infrastructure and real estate industry; however, we may not successfully implement this investment strategy or ultimately realize any of the anticipated benefits of diversification.
We plan to invest in multiple asset classes within digital infrastructure and real estate, including but not limited to, data centers, cell towers, fiber networks and small cells, throughout the United States and the world. Although there can be no assurance that we will achieve this objective, we intend to build our digital infrastructure and real estate portfolio based on key attributes including, but not limited to, (i) market dynamics, (ii) asset quality, with a focus on hard-to-replicate assets, (iii) contract quality, with consideration given to contract duration, tenant quality, and tenant growth opportunities, (iv) management or platform potential, including through organic growth or acquisitions and (v) levels of leverage, based on the risk, duration and structure of cash flows of the underlying asset. However, we may not successfully implement our investment strategy. Even if we do fully achieve our investment goals, it is possible our multi-asset portfolio will not perform as well as a portfolio that is concentrated in a particular type of digital assets.
There are no limitations on the number or value of particular types of investments that we may make. We currently have multiple business segments in a variety of asset classes and industries; however, we expect our portfolio over time to consist predominantly of digital infrastructure and real estate assets and investment management businesses consistent with our digital transformation. Even though our investment strategy involves investing in multiple asset classes within digital infrastructure and real estate, we are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location. As of the date of this report, substantially all of the digital investments on the Company’s balance sheet are data centers, primarily located in the United States. Our lack of diversification standards, along with our digital-focused investment strategy, could subject us to significant concentration risks with potentially adverse effects on our investment objectives.
Our business vision is to be a leading owner, operator and investment manager of digital infrastructure and real estate, which may adversely impact our stock price and our intent to maintain our REIT qualification.
Our business vision is to be a leading owner, operator and investment manager of digital infrastructure and real estate, which includes owning real estate assets on our balance sheet as well as operating an investment management platform. While we believe there are advantages to having both direct real estate investments and an investment management platform, these advantages may not be recognized by the investment community and, as a result, our stock price may be adversely affected. There are a very limited number of REITs pursuing an investment management growth strategy similar to our company, which may make it difficult for investors to value our overall business. If our company is perceived by investors as overly complex and difficult to analyze, our ability to raise capital and our stock price may be adversely impacted.
In addition, the pace of growth of our investment management business, coupled with the pace of our legacy asset monetizations, may ultimately conflict with our intent to maintain our REIT qualification for 2021. If we are unable to acquire sufficient qualifying REIT assets in 2021 to offset our anticipated legacy asset monetizations in 2021 and the growth in our investment management business, we may determine that it is not in our best interest to continue qualifying as a REIT, beginning in 2021. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and generally would no longer be required to distribute any of the Company’s net taxable income to our stockholders. While the maximum U.S. federal income tax rate applicable to corporations currently is 21%, the Biden administration is expected to propose material increases in the U.S. corporate tax rate. As a REIT, we are permitted to deduct any dividends paid on our stock from our REIT taxable income. While we currently do not pay a dividend on our common stock, we pay dividends on our approximately $1 billion of outstanding preferred stock. If we cease to qualify as a REIT, we would not be able to deduct any dividends (including the preferred dividends we currently pay) from our taxable income, which may result in higher income tax expense. A decision to de-REIT may not result in any of the anticipated benefits to our company and could negatively and adversely affect our business, financial condition, results of operations, returns to stockholders and the market price of our common stock.
Moreover, our investment management business may involve risks not otherwise present with a direct investment in an investment vehicle’s target assets, including, among others, investors failing to meet their capital commitment obligations, restrictions on our ability to transfer our interests in an investment vehicle, litigation risk between us and our investors, and exposure to potential liability in connection with our obligations as an investment vehicle’s general partner/manager.
Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19) pandemic, have and the COVID-19 pandemic is expected to continue to, significantly disrupt, and may materially adversely impact, our business, financial condition and ability to execute on our business objectives.
The COVID-19 pandemic has had and may continue to have, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19, which first surfaced in Wuhan, China in December 2019 and was declared a pandemic by the World Health Organization in March 2020, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the pandemic has been rapidly evolving and, as the number of COVID-19 cases increased, many countries, including the United States, reacted by instituting quarantines, restricting and banning travel or transportation, mandating business and school closures, limiting size of gatherings and canceling sporting, business and other events and conferences. While in May 2020, some parts of the United States had begun to ease the lockdown restrictions and allow businesses to reopen, a resurgence of COVID-19 cases towards the end of 2020 and into 2021 caused many U.S. states to re-institute such restrictions and business closure mandates. It is unknown when easing of these lockdowns and reopening will occur even as COVID-19 vaccines become available across the United States.
While we continue our digital transformation, a significant portion of our assets consist of, and our revenues are derived from, real estate investments, including wellness infrastructure and hospitality assets. The COVID-19 pandemic has impacted states and cities where we and our tenants operate our and their respective wellness infrastructure, hospitality and other businesses and where our properties are located. The preventative measures taken to alleviate the public health crisis, including significant restrictions on travel between the United States and specific countries, and “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries, and has disrupted, and is anticipated to further disrupt, operations and businesses in the wellness infrastructure industries, as discussed further below.
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
In addition, COVID-19 has had an adverse impact on the business and financial condition of publicly-traded mortgage REITs, including CLNC, the Company’s managed mortgage REIT, in which it owns an approximate 36% interest. The borrowers of CLNC’s real estate debt investments, including in the office, industrial, multifamily and hotel industries, have and will continue to be affected to the extent that COVID-19’s persistence reduces occupancy, increases the cost of operation, limits hours or necessitates the closure of the properties collateralizing such debt investments. In addition, governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of the COVID-19 may negatively impact the ability of CLNC’s borrowers or tenants to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect CLNC's loan investments and operating results. Many mortgage REITs suspended dividends to stockholders beginning in the second quarter 2020. In April 2020, CLNC announced that to conserve available liquidity, it would suspend its monthly stock dividend beginning with the monthly period ending April 30, 2020. On February 24, 2021, CLNC announced that it will pay a quarterly dividend for the quarter ending March 31, 2021, and expects to continue quarterly cash dividends thereafter. However, any dividends declared by CLNC are subject to the approval of CLNC's majority independent board and dependent upon a variety of factors. There can be no assurance that CLNC will continue paying its dividend as anticipated or at all. In addition, the Company’s Core FFO is directly impacted by CLNC’s performance as a result of the Company's ownership interest in CLNC and, to the extent CLNC continues to experience operational challenges as a result of COVID-19, our Core FFO will similarly be adversely impacted.
Further, CLNC's stock price fell significantly in March and April 2020 due to the significant volatility in equity markets resulting from COVID-19. Along with other publicly traded mortgage REITs, CLNC has experienced a rebound in its stock price during the third quarter 2020 and into 2021, but its stock continues to experience volatility and trade below pre-COVID-19 levels. With increasing uncertainty over the extent and duration of the COVID-19 pandemic, and the timeline for a recovery in the U.S economy, the Company recognized an $275 million other-than-temporary impairment on its CLNC investment in the second quarter 2020. The foregoing impairment was in addition to the $228 million other-than-temporary impairment on its CLNC investment recognized in the second quarter 2019. At December 31, 2020, the carrying value of our CLNC investment was $385 million, or $8.04 per share, while the trading price of CLNC’s stock was $7.50 per share. As of February 22, 2021, the trading price of CLNC’s stock was $8.71 per share. If the trading price of CLNC's class A common stock were to suffer further declines, to levels below our current carrying value for a prolonged period of time, as a result of COVID-19 or otherwise, an additional other-than-temporary impairment may be recognized in the future.
The difficult market and economic conditions created by COVID-19 have adversely impacted, and are expected to continue to adversely impact, our ability to effectuate our business objectives and strategies. A key component of our business strategy is to monetize certain non-digital, non-core assets in our other equity & debt segment. Many experts predict that the outbreak will trigger, or may have already triggered, a prolonged period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy could negatively impact our ability to consummate asset monetizations within the timeframe and at the values previously anticipated. In addition, the ability to raise capital for our current or anticipated digital-focused investment vehicles may be delayed or adversely impacted by the market and economic conditions which could prevent us from executing our digital pivot and growing our digital business.
The inability to consummate asset monetizations has affected, and could continue to adversely affect, our liquidity and ability to meet our debt obligations or pay dividends to stockholders. For example, in May 2020, we announced the suspension of our common stock dividend for the second quarter of 2020 as the Company's board of directors and management believe it is prudent to conserve cash during the current period of uncertainty. In addition, in connection with the June 2020 amendment to the Company’s corporate credit facility, we are prohibited from, among other things, paying dividends, other than (i) paying dividends to maintain the Company’s REIT status, (ii) reducing the payment of income taxes and (iii) paying dividends on the Company’s preferred stock. As a result, for the term of the corporate credit facility, the Company is prohibited from paying dividends on its common stock, subject to certain limited exceptions. Nonetheless, all permissible distributions are made at the discretion of the Company's board of directors in accordance with Maryland law and depend on our financial condition; debt and equity capital available to us; our expectations for future capital requirements and operating performance; restrictive covenants in our financial or other contractual arrangements, including those in our corporate credit facility; maintenance of our REIT qualification; restrictions under Maryland law; and other factors as our board of directors may deem relevant from time to time.
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
In addition, as COVID-19 has demonstrated the global economy's dependence on digital infrastructure and real estate, the Company has determined to accelerate its shift to a digitally-focused strategy. In doing so, the Company may accelerate the disposition of its legacy assets and portfolios and continue to focus on the growth of the Company's investment management business focused on digital infrastructure and real estate. This transition may be inconsistent with the Company's status as a REIT. For example, in September 2020, the Company entered into a definitive agreement to sell five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in the THL Hotel Portfolio in the Other segment. While the Company will remain a REIT through 2020, in light of its strategy to accelerate the digital transformation, the Company will continue to evaluate whether to maintain REIT status beyond 2020. If the Company ceases to qualify as a REIT, we could be subject to the risks described under “Risk Factors Related to our Business Strategy - Our business vision is to be a leading owner, operator and investment manager of digital infrastructure and real estate, which may adversely impact our stock price and our intent to maintain our REIT qualification” above.
Furthermore, our corporate credit facility requires us to maintain various financial covenants, including minimum tangible net worth, liquidity levels and financial ratios. Our corporate credit facility also requires us to maintain the Company’s REIT status. The June 2020 amendment to our corporate credit facility, among other things, modified certain financial covenants and reduced the aggregate amount of revolving commitments available under the corporate credit facility. Notwithstanding such amendment, based on the decline in performance in our hotel and wellness infrastructure portfolios we are currently experiencing as a result of the COVID-19 pandemic and given the limited visibility to the future recovery of demand in the hospitality industry, there is a range of possible outcomes which may result in a breach of certain financial covenants prior to the current extended maturity of July 2021. In addition, because we exercised our initial extension option on the corporate credit facility, the aggregate amount of revolving commitments available under the corporate credit facility will be reduced to $400 million on March 31, 2021. To the extent that we are unable to effectuate asset monetizations in our Other segment as discussed above, we may be forced to allocate capital to repaying any outstanding balance on the corporate credit facility (either at the initial maturity, in connection with an extension on March 31, 2021, or the final maturity) that otherwise may have been used to invest in and grow the Company's digital infrastructure and real estate business. The occurrence of any of the foregoing could materially and adversely impact our liquidity and business operations.
Additionally, we have significant non-recourse mortgage debt in the Hospitality, Wellness Infrastructure and Other segments, as discussed further below. During 2020, in connection with payment defaults and/or covenant breaches, we executed various forbearance and other debt modification agreements with respect to the majority of such non-recourse mortgage debt. However, our efforts to obtain forbearances or debt modifications were not all successful. For example, as of the date of this report and as further described below, we have consensually transferred certain wellness infrastructure assets to lenders in exchange for a release of $158 million in borrowings secured by such assets, and the Inland Hotel Portfolio is in receivership. In addition, since October 2020, we have made approximately $28 million in aggregate payments to cure defaults and/or maintain debt compliance on a certain hospitality portfolio where we were not able to successfully complete a modification of the associated debt. We expect that a portion of these payments will be returned to us, either in connection with the pending hospitality disposition transaction or as a result of the provisions of the associated loan agreement; however, there can be no assurances that any of these funds will be returned as anticipated. Further, there can be no assurances that any forbearances or debt modifications obtained will result in any of the anticipated benefits. As of the date of this report, $3.5 billion of non-recourse mortgage debt on our hospitality properties is subject to cash flow sweeps. In addition, as of the date of this report, approximately $213 million in non-recourse mortgage debt in our Other and Wellness Infrastructure segments is in default and we expect to convey the mortgaged assets to the lenders via foreclosure or otherwise. Moreover, we have entered into customary non-recourse carve-out guarantees, which provide for these otherwise non-recourse borrowings to become partially or fully recourse against certain of the Company's affiliates in connection with certain limited trigger or "bad boy" events. Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
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
•we, and in particular the success of our pivot to a digital infrastructure and real estate focused strategy, depend, to a significant extent, upon the efforts of our senior management team, including DBH’s key personnel. If one or more members of our senior management team or the DBH team become sick with COVID-19, the loss of services of such member could adversely affect our business;
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and
•the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and elsewhere, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken.

Moreover, the impact of COVID-19 pandemic may also exacerbate many of the risks described in this Annual Report.
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
In addition, in order to reduce operating costs and improve efficiency, hotel operators, including our hotel operators, have furloughed a substantial number of personnel and may, in the future, furlough more personnel. Such steps and other hotel personnel work schedule changes that may be made in the future to reduce costs for us or our hotel operators or franchisors, may have other consequences such as negatively impacting the reputation and demand for our hotels or operational challenges if our operators are unable to re-hire furloughed personnel, any of which could have an adverse impact on our ability to improve performance and operations at our hotels when the COVID-19 pandemic subsides. In addition, if we are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact demand for our hotels. Our third-party hotel managers may also face demands or requests from labor unions for additional compensation or other terms as a result of COVID-19 that could increase costs, and while we do not directly employ or manage employees at our hotels, we could incur costs in connection with such labor disputes or disruptions as our COVID-19 mitigation plans are implemented. We cannot predict when business levels will return to normalized levels when the effects of the pandemic subside. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, the revenues from our hospitality portfolio have declined significantly and we expect this trend to continue.
Furthermore, we have significant non-recourse borrowings outstanding on our hospitality properties (including the THL Hotel Portfolio). As of the date of this report, while none of such borrowings is currently in default, during 2020, nearly all of the $3.5 billion in aggregate principal amount of such borrowings was in default as a result of the failure to make interest payments in light of the impact COVID-19 has had on our hospitality properties. In addition, we have, and may in the future, receive notices of acceleration with respect to our defaulted borrowings. Further, we were not successful in our negotiations with the lender of the mortgage debt collateralized by a portfolio of 48 extended stay and select service hotel properties known as the Inland Hotel Portfolio and, during the third quarter 2020, a receiver was appointed at substantially all of the assets in the Inland Hotel Portfolio. During the period while the receiver is in place, we will no longer be in control of the operations of the Inland Hotel Portfolio even while still owning the assets.
We were able to restructure the majority of our non-recourse borrowings that were in default in 2020 in our hospitality portfolio in connection with COVID-19, either by executing forbearance agreements permitting us not to make interest payments for a specified period of time or entering into other loan modification agreements. However, for the borrowings that have been restructured or modified, or which are no longer in default, there can be no assurance that the cash flow generated from our hospitality portfolios will be sufficient to service such borrowings. As a result, we may need to pursue further restructurings of these borrowings or seek forbearance or other accommodations from our lenders. In connection with the same, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon, any of which may impact our ability to consummate the pending disposition of our hospitality business. As of the date of this report, an aggregate of $3.5 billion in our hospitality borrowings are subject to cash flow sweeps. During the fourth quarter 2020, there was a resurgence in COVID-19 cases in the United States, and although the number of new cases has begun to decline slightly since reaching peak levels in early January 2021, the number of new cases is remains at very high levels and such trend is anticipated to continue or worsen during the winter season. This resurgence has resulted, and could continue to result, in the re-

implementation or tightening of travel and stay-at-home restrictions. In addition, as previously disclosed, due to effects of seasonality, our hospitality properties typically generate lower revenues, operating income and cash flows in the first and fourth quarters of each year. During the fourth quarter 2020, due to the COVID-19 resurgence and seasonality, our hospitality properties experienced a decline in operating performance, and there can be no assurance that such performance will improve.
We have recognized significant impairments on hospitality properties (including the THL Hotel Portfolio). During the second and third quarters 2020, primarily related to assets which are anticipated to be divested or sold in the near term and have fair market values below their respective carrying values, we incurred an aggregate of $844 million in impairments on hospitality properties (including the THL Hotel Portfolio). To date, the Company has made payments totaling $28 million to lenders in order to cure certain defaults on the debt associated with a hotel portfolio. In connection with the pending disposition of our hospitality business, the seller has agreed, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amount; however, there can be no assurance that the Company will close the pending transaction or receive the anticipated purchase price credit. Moreover, depending on the status of ongoing negotiations with lenders, our anticipated hold periods for such assets and cash flow projections, among other factors, we may make additional payments to lenders or take additional impairments on hospitality properties.
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
Risks Related to Our Digital Business
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
In addition, the fee income generated from or expected to be generated from our current and future managed investment vehicles is driven, both directly and indirectly, by the ability to raise capital at such investment vehicles. Our ability to raise capital at our company, as well as at our current and future managed investment vehicles, through the public and private capital markets depends on a number of factors, including many that are outside our control, such as the general economic environment, the regulatory environment, competition in the marketplace, media attention and investor investment allocation preferences. Poor performance by, or negative publicity about, our Company, our strategy, our management or our managed companies could also make it more difficult for us or our managed investment vehicles to raise new capital. Investors in our managed companies may decline to invest in future companies we raise, and investors may withdraw their investments in our managed companies (subject to the terms of such managed company) as a result of poor performance or negative perceptions of our Company or our leadership. In addition, third party financing may not be available to us when needed, on favorable terms, or at all. If we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
Adverse changes in general economic and political conditions could adversely impact our business, financial condition and results of operations.
Our business is materially affected by general economic and political conditions in the United States and globally, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our managed vehicles to raise or deploy capital, reducing the value or performance of our investments and the investments made by our managed vehicles and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our managed vehicles invest would likely have a negative impact on real estate values as well as spending and demand for digital and communications infrastructure and technology and, accordingly, our and our managed vehicle’s financial performance, the market prices of our securities, and our ability to pay dividends.
The condition of the digital infrastructure and real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries. Further, as we continue to build our investment portfolio in the digital infrastructure and real estate industries, we will become more dependent on demand for data center space, power and connectivity, which may be adversely affected in deteriorating global economic conditions.
In addition, political uncertainty may contribute to potential risks beyond our control, such as changes in governmental policy on a variety of matters including trade, healthcare, manufacturing, development and investment, the restructuring of trade agreements, and uncertainties associated with political gridlock. Any such changes in U.S. or international political conditions, or political uncertainty and instability, in the territories and countries where we or our tenants and customers operate could adversely affect our operating results, our business and the market price of our stock.
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
The digital infrastructure and real estate industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
The digital infrastructure and real estate business is highly competitive based on a number of factors, including brand recognition, reputation and pricing pressure on the products and services offered by the companies in which we expect to invest. A reduction in the perceived quality of services and products offered, or if our competitors offer rental, leasing or similar rates at below market rates or below the rates charged by the companies in which we invest, the performance of the companies in which we invest could be adversely impacted and, as a result, our ability to raise third party capital in our current and future digital focused private equity funds could be adversely impacted. In the event that we are unable to grow our digital real estate infrastructure platform as a result of our poor performance or lack of available funding for our investments, our business, results of operations, financial condition and prospects would be materially adversely affected.
We are also subject to significant competition for attractive investment opportunities from other digital investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Some of our competitors and potential competitors have significant advantages over us, particularly as we continue our digital transformation, including greater name recognition, longer or more favorable operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. To the extent we pay higher prices for our target investments or acquire assets on less advantageous terms to us, or are required to do so in the future, due to increased competition, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
Our operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
A portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:
•our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;
•changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•restrictions and limitations relating to the repatriation of profits;
•complexity and costs of staffing and managing international operations;
•the burden of complying with multiple and potentially conflicting laws;
•changes in relative interest rates;

•translation and transaction risks related to fluctuations in foreign currency and exchange rates;
•lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States ("GAAP"));
•unexpected changes in regulatory requirements;
•the impact of different business cycles and economic instability;
•political instability and civil unrest;
•legal and logistical barriers to enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;
•share ownership restrictions on foreign operations;
•compliance with U.S. laws affecting operations outside of the United States, including sanctions laws, or anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”); and
•geographic, time zone, language and cultural differences between personnel in different areas of the world.
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
In addition, the United Kingdom withdrew from the European Union (“EU”) effective as of January 31, 2020, but with a transition period until the end of 2020. A Trade and Cooperation Agreement (“TCA”) was agreed upon by the EU and the U.K. on December 24, 2020, and ratified by the European Council and the U.K. Parliament ahead of the end of the transition period on December 31, 2020. While the TCA has provisions for how both parties will trade, live, and work with one another, financial services are not covered in any detail in the TCA. The nature of much of the future economic and political relationship between the EU and the United Kingdom remains uncertain, and there is no guarantee that both parties will be able to adhere to the terms of the deal effectively. The United Kingdom’s exit from the EU has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, the business of our tenants, our business and our results of operations.
Risks Related to our Digital Investment Management Business
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control, including that:
•a number of our competitors have more personnel and greater financial, technical, marketing and other resources than we do;

•many of our competitors have raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that we seek to exploit;
•some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our managed companies, particularly our managed companies that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;
•some of our competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;
•our competitors may be able to achieve synergistic cost savings in respect of an investment that we cannot, which may provide them with a competitive advantage in bidding for an investment;
•there are relatively few barriers to entry impeding new funds, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;
•some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange;
•some investors may prefer to pursue investments directly instead of investing through one of our managed companies;
•other industry participants will from time to time seek to recruit our investment professionals and other employees away from us; and
•other investment managers may offer more products and services than we do, have more diverse sources of revenue or be more adept at developing, marketing and managing new products and services than we are.
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
Investors in our current or future managed investment vehicles may negotiate terms less favorable to us than those of investment vehicles we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with sponsoring new managed investment vehicles or securing additional capital commitments in existing investment vehicles, we will negotiate terms for such investment vehicles and commitments from investors. In addition, we have agreed and may in the future agree to re-negotiate terms in the agreements with our investment vehicles due to performance of such investment vehicles or other market conditions. The outcome of such negotiations have and could in the future result in our agreement to terms that are materially less favorable to us economically than the existing terms of our investment vehicles or vehicles advised by our competitors. In addition, we have recorded and may in the future need to record impairments in the goodwill associated with such agreement as a result of amended economic terms in such agreements. For example, in each of the third and fourth quarters of 2019, we recognized impairments to our investment management goodwill of $387 million and $401 million, respectively, as a result of the loss of, or reductions in, management fees. See Note 7 to our consolidated financial statements for additional information regarding such impairments. Further, we may also agree to terms that could restrict our ability to sponsor competing investment vehicles, require us to dispose of an investment within a certain period of time, restrict our ability to sell all or a portion of our position in a co-investment, increase our obligations as the manager or require us to take on additional potential liabilities. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.
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
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to (1) the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as earnings before interest, income tax, depreciation and amortization ("EBITDA"), by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), (2) the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and (3) other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs.
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
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment advisor examinations and has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
The organization and management of our current and future investment vehicles may create conflicts of interest.
We currently manage, and may in the future manage, private funds, REITs and other investment vehicles that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to investment opportunities, potential purchasers, sellers and lessees of properties, and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and our managed investment vehicles, including the following:

•allocating investment opportunities based on numerous factors, including investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life;
•all co-investment transactions with managed investment vehicles are subject to the approval of the independent directors of such investment vehicles that are publicly registered companies or previously approved in applicable company documentation, as the case may be; and
•investment allocations are reviewed at least annually by the chief compliance officer of our applicable registered investment adviser and/or the board of directors of the applicable investment vehicle that is a publicly registered company, as the case may be.
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
In addition, in general, the DBH Portfolio Companies, including DataBank and Vantage SDC, and our Digital Colony funds have priority over us with respect to digital investment opportunities in the target asset classes and the jurisdictions in which we expect to invest. However, as a result of our acquisition of a controlling ownership interest in DataBank and Vantage SDC, we may be in a position to control whether DataBank or Vantage SDC, as applicable, accepts an investment allocation, which could result in conflicts of interest. Further, certain officers and senior management who make allocation decisions may have financial interests in a particular fund or managed investment vehicle, which may increase such conflicts of interest.
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
Our digital real estate business depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, hurricane, flood, climate change and other natural disasters, sabotage and vandalism.
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
Our data centers are typically operated by in place management teams at the portfolio companies which hold these assets and in which we own our interests or by third party management companies. While we have or expect to have various rights as an owner of the portfolio companies, we may have limited recourse under our management agreements or investment interest documentation if we believe that such in place management teams (who are not our employees) or third party management companies are not performing adequately. Failure by the in place management teams to adequately manage the risks associated with managing data centers could result in defaults under our borrowings and otherwise affect adversely our results of operations. Furthermore, if the portfolio companies or management companies experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
The performance of our digital assets depends upon the demand for such assets.
We have determined to shift our strategy to focus on becoming a leading platform for digital infrastructure and real estate, which owns, manages, and/or operates across all major components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. A reduction in the demand for these digital assets, power or connectivity will adversely impact our ability to execute our business strategy and our performance. Demand for digital assets is particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space or towers. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently or expect to serve. Changes in industry practice or in technology could also reduce demand for the physical data center space or the tower assets we provide or expect to provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. With respect to the tower assets we expect to own, demand for towers could be adversely impacted by changes in federal, state, local and foreign jurisdictions to the extent such regulations prohibiting the additions of new towers on potential communication sites. If we lose a customer or a tenant, we cannot assure you that we would be able to replace that customer at a competitive rate or at all. Mergers or consolidations of technology companies could reduce further the number of our customers/tenants and potential customers/tenants and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, and cash flow for distributions could be materially adversely affected as a result of any or all of these factors.
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
Digital infrastructure and real estate investments are subject to substantial government regulation.
Digital infrastructure and real estate investments are subject to substantial government regulation related to the acquisition and operation of such investments. Failure to comply with applicable government regulations or the inability to obtain or maintain any required government permits, licenses, concessions, leases or contracts needed to operate the digital infrastructure and real estate investments we own or expect to own, could adversely affect our ability to achieve our investment objectives. In addition, governments often have considerable discretion to implement regulations that could affect the business of digital infrastructure and real estate investments in we invest or expect to invest. Changes in existing regulations could be costly for us to comply with, and may delay or prevent the operation of our assets, all of which could adversely impact the performance of our investments.
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
Risks Related to Our Organizational Structure and Business Operations
We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Executive Chairman, Thomas J. Barrack, Jr., and our Chief Executive Officer and President, Marc C. Ganzi, in particular, and the services of the other members of our senior management team, including Jacky Wu, Ronald M. Sanders and Sonia Kim, each of whom (other than Ms. Kim) has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals, financial institutions, investors in certain of our investment vehicles and other members of the business community are critical to the success of our business. Changes to our management team have occurred in the past, and we cannot assure stockholders that further changes will not be made. We also cannot assure stockholders of the continued employment of these individuals with the Company.
In addition, the success of our digital transformation depends, to a significant extent, upon the continued services of DBH’s key personnel, including Mr. Ganzi and Benjamin Jenkins, DBH’s co-founder and Chief Investment Officer of Digital Colony. Although Mr. Ganzi and Mr. Jenkins received equity interests in us, and are subject to employment agreements and other agreements containing restrictions on engaging in activities that are deemed competitive to our business, there can be no assurances that they will continue employment with us. The loss of Mr. Ganzi, Mr. Jenkins or other DBH personnel could harm our digital real estate business and negatively impact our ability to execute our digital transformation.
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
There may be conflicts of interest between us and our Chief Executive Officer and certain other senior DBH employees that could result in decisions that are not in the best interests of our stockholders.
Prior to our combination with DBH, Marc C. Ganzi, our Chief Executive Officer and President, and Benjamin Jenkins, the Chief Investment Officer of Digital Colony, made personal investments in certain portfolio companies and/or related vehicles (collectively, the "DBH Portfolio Companies"), which DBH acquired along with a consortium of third party investors. In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while Mr. Ganzi and Mr. Jenkins retained their respective investments in the DBH Portfolio Companies. As a result of these personal investments and related outside business activities, Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third party investors in, major decisions and other operational matters at the DBH Portfolio Companies. In addition, Mr. Ganzi, Mr. Jenkins and certain other DBH employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events. As a result, Mr. Ganzi, Mr. Jenkins, and certain other senior DBH employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies. The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees, on the other hand; however, there can be no assurances that such attempts will be effective.
As a result of these personal investments, in connection with our DataBank acquisition in December 2019 and Vantage SDC acquisition in July 2020, Mr. Ganzi and Mr. Jenkins received approximately $30 million in aggregate payments, portions of which were invested into Vantage SDC alongside the Company and its co-investors. In such transactions, the Company took a series of steps to mitigate the conflicts in the transactions, including, among others, receiving a fairness opinion on the Company's purchase price from a nationally recognized third party valuation firm and obtaining approval from its board of directors. In certain of these transactions, the Company entered into agreements with Mr. Ganzi and Mr. Jenkins to provide the Company with voting rights and required that such payments received by Mr. Ganzi and Mr. Jenkins be subject to multi-year lockups and/or be re-invested in the transaction. For additional information regarding the DataBank and Vantage SDC acquisitions, see Note 20. Transactions with Affiliates, in the Company’s consolidated financial statements.

As the Company continues its digital transformation and subject to our Code of Business Conduct and Ethics and related party transaction policies and procedures as applicable, we may continue to enter into transactions or other arrangements with the DBH Portfolio Companies in which there are actual or potential conflicts of interests between us and Mr. Ganzi, Mr. Jenkins and certain other senior employees. Despite having related party policies and procedures in place and having conflict mitigants in such transactions, such transactions may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. In addition, such transactions may result in future conflicts of interest if Mr. Ganzi's or Mr. Jenkins' continuing interests in the transaction (if any) are not aligned with the Company's.
We have been and may continue to be subject to the actions of activist stockholders, which could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been and may continue to be the subject of increased activity by activist stockholders. Responding to stockholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. In 2019 and 2020, we entered into cooperation agreements with Blackwells Capital, LLC ("Blackwells Capital"), an activist investor, pursuant to which, among other things, we appointed an aggregate of four new independent directors to our board of directors. In addition, in connection with the 2020 cooperation agreement, we entered into a joint venture arrangement with Blackwells Capital, to acquire, hold and dispose of the Company’s stock and pursuant to which the Company contributed $14.7 million of its previously repurchased class A common stock. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners, cause us to incur increased legal, advisory and other expenses and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected. We are particularly susceptible to the adverse effects of stockholder activism as we continue to executing on our digital transformation. Furthermore, there are circumstances in which our revolving credit facility could terminate and/or accelerate and various change of control payments could arise as a result of the conclusion of a proxy fight.
Our assets may continue to be subject to impairment charges, which could have a material adverse effect on our results of operations.
We evaluate our long-lived assets, primarily real estate held for investment, for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. If, after giving effect to such changes, we conclude that the carrying values of such assets or asset groups are no longer recoverable, we may recognize impairments in future periods equal to the excess of the carrying values over the estimated fair value. For example, in 2020, we recognized an aggregate of $1.96 billion in impairment of real estate, predominantly related to our hospitality and wellness infrastructure portfolios. See Note 4 to our consolidated financial statements for additional information regarding such impairments. Further, as the Company continues to shift its strategy to focus on the digital industry, we have and may continue to determine to sell our non-digital related assets sooner than we would have otherwise done so, which may result in taking impairment charges on such assets. Such impairments could have a material adverse effect on our results of operations.
In addition, we have and may continue to recognize impairments on the Company's equity method investments and goodwill. For example, given the prolonged period of time that the carrying value of our investment in CLNC had exceeded its market value, we recognized an $275 million other-than-temporary impairment on its CLNC investment in the second quarter 2020. The foregoing impairment was in addition to the $228 million other-than-temporary impairment on its CLNC investment recognized in the second quarter 2019. In addition, during 2020, we recognized an aggregate of $594 million in impairments to our other investment management goodwill. See Note 7 to our consolidated financial statements for additional information regarding such impairments. Further, the remaining value of our other investment management business goodwill is attributable to our credit management business. As we accelerate our digital transformation, we may fully write off such remaining other investment management business goodwill upon an exit of the credit management business.

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
If our tax indemnification obligations are triggered under these agreements, we will be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. As of December 31, 2020, the OP estimates that if all of its assets subject to the TPA are sold in a taxable transaction, its indemnification obligations (based on tax rates applicable for the taxable year ended December 31, 2020 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) could be up to $80 million.
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
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, among others, regulatory actions and shareholder class action suits relating to transactions in which we have agreed to acquire public companies, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation, shareholder activism or proxy contests. In 2018 and 2020, several class action lawsuits and related derivative actions were filed against our Company and certain of our current and former executive officers and directors alleging certain violations of securities laws and omissions or misstatements regarding disclosures made in connection with our business and/or the 2017 merger of our predecessor entities. The 2018 and 2020 lawsuits were dismissed with prejudice; however, we cannot guarantee that additional lawsuits will not be filed against us in the future. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of class A common stock.
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
Our cost reduction programs may not be effective, might have unintended consequences and could negatively impact our business.
In recent years, we have implemented cost reduction programs to reduce annual compensation and administrative expenses. In connection with our most recent cost reduction program in 2020, we achieved annual run-rate cost savings of approximately $55 million, but also incurred approximately $30 million in related charges through December 31, 2020. To the extent we continue to initiate cost reduction programs to further our annual compensation and administrative cost savings, we may incur additional restructuring charges.
As a result of cost reduction programs, we have and may continue to face a variety of risks and uncertainties relating to the effectiveness of such activities. Despite our planning, our cost reduction programs could have unexpected negative consequences. As part of our workforce reduction, we may experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources, which could adversely impact our ability to conduct our operations effectively. If we face costly employee or contract termination claims, our operations and prospects could be harmed. In addition, there can be no assurance that the cost reductions we have made will be successful or are the right reductions for our business going forward. There is a risk that the cost savings initiatives, restructurings and reductions in personnel will make it more difficult to conduct our business and operations.

Risks Related to Financing
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
Furthermore, our obligations under the terms of our borrowings could impact us negatively. For example, such obligations could:
•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•restrict us from paying dividends to our stockholders;
•increase our vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities.
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
Our floating-rate debt, certain senior and junior subordinated notes and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration Limited (“IBA”), announced that it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings after December 31, 2021, and the remaining USD LIBOR settings after June 30, 2023. This consultation closed on January 25, 2021 and may result in a statement that clarifies the expected timing for LIBOR discontinuation; however, the results of the consultation are not yet known. In addition, notwithstanding the IBA announcement, the United States Federal Reserve along with other banking regulators issued a statement advising banks to lay out a plan to stop writing new LIBOR contracts by the end of 2021.
In light of these recent announcements, the future of LIBOR is uncertain and any changes in the methods by which USD LIBOR is determined or regulatory activity related to USD LIBOR’s phaseout could cause USD LIBOR to perform differently than in the past or cease to exist. Despite progress made to date by regulators, banks and industry and market participants to prepare for the anticipated discontinuation of LIBOR, including on proposals for replacement reference rates such as the Secured Overnight Financing Rate (“SOFR”), significant uncertainties remain regarding the future of LIBOR. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR, how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
We can provide no assurance regarding the future of LIBOR and when our current floating rate debt instruments and hedging arrangements will transition from LIBOR as a reference rate to SOFR or another reference rate. To date we have taken steps intended to minimize disruption in our business operations in the event of LIBOR discontinuation, including, where possible, by providing mechanisms in our LIBOR based instruments that permit or facilitate the movement from LIBOR to replacement benchmarks upon the occurrence of certain defined events occur related to the discontinuation of LIBOR. However, there can be no assurances that such steps will successfully minimize disruption or result in any of the benefits we anticipate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. Further, confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR, any of which could adversely impact our business operations and financial results.

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
Specific factors that may have a significant effect on the market price of our class A common stock include, among others, the following:
•changes in stock market analyst recommendations or earnings estimates regarding our class A common stock, other companies comparable to it or companies in the industries we serve;
•actual or anticipated fluctuations in our operating results or future prospects;
•reactions to public announcements by us;
•changes in our dividend policy;
•impairment charges affecting the carrying value of one or more of our investments;
•media attention about our Company or our management team;
•strategic actions taken by our Company or our competitors, such as business separations, acquisitions or restructurings;
•failure of our Company to achieve the perceived benefits of certain transactions and restructurings, including financial results and anticipated cost savings and synergies, as rapidly as or to the extent anticipated by financial or industry analysts;
•changes or other announcements regarding our key management personnel;

•adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism, outbreaks of disease and epidemics, such as the Coronavirus, and responses to such events; and
•sales of common stock by our Company, members of our management team or significant stockholders.
We may issue additional equity securities, which may dilute your interest in us.
In order to expand our business, we may consider offering class A common stock and securities that are convertible into our class A common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of class A common stock that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE. However, we may issue and sell shares of our class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership. In July 2020, the OP issued $300 million in aggregate principal balance of 5.75% exchangeable senior notes due 2023, which are exchangeable by the noteholder at any time prior to maturity into shares of our class A common stock. The initial exchange rate, which is subject to adjustment upon the occurrence of certain events, was 434.7826 shares of class A common stock per $1,000 principal amount of notes and represented a conversion price of $2.30 per share of class A common stock. To the extent we issue shares of our class A common stock upon exchange of the notes, the exchange of some or all of our notes will substantially dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our class A common stock issuable upon such exchange of the notes could adversely affect the prevailing market price.
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
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. As of the date of this report, Mr. Barrack indirectly owns approximately 4.9% in the OP and Mr. Ganzi indirectly owns approximately 1.8% in the OP. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
Risks Related to Our Wellness Infrastructure Business
Approximately 28% of our real estate investments are concentrated in healthcare properties, which increases the likelihood of risks related to owning healthcare real estate properties becoming more material to our business and results of operations.
Healthcare real estate properties currently represent approximately 28% of our real estate portfolio. As a result of this concentration of healthcare real estate properties, our exposure to the risks inherent in investments in the healthcare sector has also increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. We also cannot assure you that future changes in government regulation will not adversely affect the healthcare industry. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We have significant leverage on our healthcare properties, which increases the risk of loss associated with our healthcare investments, impacts our liquidity and restricts our ability to engage in certain activities.
As of December 31, 2020, we had $2.7 billion of borrowings outstanding on our healthcare properties. Use of leverage increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities, including our ability to implement certain strategic initiatives or dispose of certain assets. If we fail to comply with the covenants required by our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. We have been, and may in the future be, in default, on the non-recourse borrowings associated with our healthcare properties as a result of the failure of our operators or managers to satisfy certain performance thresholds or other covenants. In particular, if certain of our operators continue to experience operating difficulties, our ability to comply with our obligations under our borrowings may be subject to additional stress. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, at similar interest rate levels, or at all, which could have a material adverse impact on our results of operations.
We do not control the operations of our senior housing, skilled nursing and other wellness infrastructure assets and are therefore dependent on the operators and managers, as applicable, of these properties to successfully operate their businesses.
Our senior housing, skilled nursing and other wellness infrastructure assets are typically operated by healthcare operators pursuant to net leases or by independent third party managers pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of these properties. We also rely on operators and managers to operate our properties in compliance with all applicable laws and regulations. Given the disproportionate impact that the COVID-19 pandemic has had on senior housing and skilled nursing facilities, there is a material risk that these facilities may be subject to lawsuits and administrative scrutiny for failing to take appropriate measures to comply with infection control protocols, leading to illnesses and deaths of patients, residents and staff. Even if a facility was not materially affected by the COVID-19 pandemic, the entire senior services industry is likely to experience heightened scrutiny by state and federal regulatory authorities and plaintiffs’ attorneys. While we have various rights as the property owner under our leases or management agreements and monitor the operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the operators/managers are not performing adequately. Failure by the operators/managers to adequately manage the risks associated with operations of these properties could result in defaults under our borrowings and otherwise affect adversely our results of operations. Furthermore, if our operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
Decreases in our operators’ revenues or increases in our operators’ expenses could negatively affect our financial results.
Our operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance, compliance activities, rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions, and state budget shortfalls. Additionally, federal and state governmental entities are considering and may impose new regulatory obligations that could increase costs, expose our operators to financial penalties or program suspension or exclusion, or limit their number of residents or patients. Operating costs, including labor costs and costs of compliance with government programs, continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our operators may not be able to make payments to us. Failure of our operators to perform could result in defaults under our borrowings. As a result, we may need to negotiate new leases with our operators or replace such operators, which may subject us to significant liabilities and expense. Under these circumstances, we have recorded and may need to further record impairment for such assets. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.

We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
We operate a substantial number of healthcare properties pursuant to management agreements with third party managers, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, government reimbursement, if applicable, private pay rates, economic conditions, competition, federal, state, local and industry-regulated licensure, certification, fraud and abuse and privacy and security laws, regulations and standards and related audits, investigations and litigation, the availability and increases in cost of general and professional liability insurance coverage (including as a result of climate change or other natural disasters), the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19, rent control regulations, the imposition of new or increased taxes, capital expenditure requirements, and the availability and increases in the cost of food, materials, energy, or labor (as a result of unionization or otherwise). If any of these properties does not generate sufficient revenues to cover its expenses, we are responsible for any operating shortfalls. Any one or a combination of these factors may adversely affect our revenue and operations. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
Senior Lifestyles Corporation and its affiliates (“SLC”) manages a significant portion of these senior housing facilities. Because SLC manages our properties in exchange for a management fee from us, we are not exposed to its credit risk. However, failure of SLC to manage our properties efficiently and effectively could have a significant adverse impact on us. We monitor and assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations, in determining whether to pursue any rights or remedies under our management agreements with SLC, including termination. If we elected to terminate the management agreements for any properties, we would attempt to reposition the properties, but there can be no assurance that we will be able to locate a suitable replacement manager or that the replacement manager would manage the properties effectively.
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
Increased competition may affect the performance of our operating properties, as well as our operators’ ability to meet their obligations to us.
The healthcare industry is highly competitive, and our operators and managers may encounter increased competition for residents, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. Our operators and managers also compete for labor, making their results sensitive to changes in the labor market and/or wages and benefits offered to their employees. If our operators and managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels or controlling labor costs, our performance may be directly or indirectly materially adversely affected, potentially decreasing our revenues or impairing our assets.
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
Failure to comply with certain healthcare laws and regulations could adversely affect our operations, expose us to liability and jeopardize our tenants/operators’ abilities to meet their obligations to us.
Our wellness infrastructure assets generally are subject to varying levels of federal, state, local, and industry regulated laws, regulations and standards. Our tenants/operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. For our operating properties, our operations may be directly impacted by any such actions and expose us to liability. For our net leased properties, such actions may have an effect on our tenants/operators’ ability to meet all of their obligations to us, including obligations to make lease payments, and, therefore, adversely impact us. Refer to “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our wellness infrastructure assets rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “Operating and Regulatory Structure—U.S. Healthcare Regulation” included in Item 1 of this Annual Report. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that we, or our tenants and operators who currently depend on governmental or private payor reimbursement, will be adequately reimbursed for the services provided. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on our liquidity, financial condition and results of operations.
Significant legal actions or regulatory proceedings could subject us or our tenants and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
We may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of managers. From time to time, we may also be subject to claims brought against us arising out of the alleged actions of our tenants and operators and for which such tenants and operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a material adverse effect on us.
In certain cases, we and our tenants, operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. The number of claims of this nature may increase on account of the impact of the COVID-19 pandemic. These claims, with or without merit, could cause us to incur substantial costs, harm our reputation and adversely affect our ability to attract and retain residents, any of which could have a material adverse effect on our business, financial condition and results of operations. In particular, professional liability carriers may seek to exclude claims related to COVID-19 from coverage. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our tenants, operators or managers, and may not be available at a reasonable cost. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
Risks Related to Our Hospitality Business
A significant portion of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the hospitality industry.
As of December 31, 2020, our hotel properties (including the THL Hotel Portfolio) represents approximately 28% of our real estate portfolio. The hospitality industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the hospitality industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and upscale select service that generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the hospitality industry, including:
•changes in the international, national, regional and local economic climate;
•changes in business and leisure travel patterns;
•increases in energy prices or airline fares or terrorist incidents, which impact the propensity of people to travel and revenues from our hospitality facilities because operating costs cannot be adjusted as quickly;
•supply growth in markets where we own hotels, which may adversely affect demand at our properties;
•the attractiveness of our hotels to consumers relative to competing hotels;
•competition and supply from alternative lodging market places in the markets in which we own hotels;
•the performance of the managers of our hotels;
•outbreaks of disease and epidemics, such as the COVID-19 pandemic, and the impact on travel of natural disasters and weather;
•physical damage to our hotels as a result of earthquakes, hurricanes, climate change or other natural disasters or the income lost as a result of the damage;
•increases in the cost or availability of property insurance for our hotel properties, as a result of climate change or other natural disaster;
• changes in room rates and increases in operating costs due to inflation, labor costs and other factors; and
•unionization of the labor force at our hotels.
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
In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:
•construction cost overruns and delays;
•a possible shortage of liquidity to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;
•the renovation investment failing to produce the returns on investment that we expect;
•disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and
•disputes with franchisors or hotel managers regarding compliance with relevant management or franchise agreements.
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
As of December 31, 2020, we had $3.5 billion of borrowings outstanding on our hotel properties, including the THL Hotel Portfolio. Use of leverage increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities, including our ability to implement certain transactions or dispose of certain assets. If we fail to comply with the covenants required by our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default on borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, at similar interest rate levels, or at all, which could have a material adverse impact on our results of operations. Refer to “Risk Factors—Risks Related to Our Business Strategy—Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19) pandemic, have and the COVID-19 pandemic is expected to continue to, significantly disrupt, and may materially adversely impact, our business, financial condition and ability to execute on our business objectives—Risks Related to Our Hospitality Business” above for further discussion on the COVID-19 pandemic’s impact on the leverage on our hotel properties.
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
There can be no assurance that a franchisor will renew a franchise license at each option period. If a franchisor terminates a franchise license, we may be unable to obtain a suitable replacement franchise, or to successfully operate the hotel independent of a franchise license. In addition, in certain cases we have guaranteed the payment obligations under our franchise licenses and a termination of such license could cause us to be liable under our guarantee for liquidated damages. Refer to “Risk Factors—Risks Related to Our Business Strategy—Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19) pandemic, have and the COVID-19 pandemic is expected to continue to, significantly disrupt, and may materially adversely impact, our business, financial condition and ability to execute on our business objectives—Risks Related to Our Hospitality Business” above for further discussion regarding our franchise fee guarantees.
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
In September 2020, we announced that we entered into a definitive agreement with a third party to sell our $2.8 billion hospitality business, composed of 197 hotel properties in aggregate, for gross aggregate selling price of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended. The sale is expected to close in the first half of 2021. There can be no assurance that this sale transaction will be completed on the terms contemplated, in accordance with the anticipated timing or at all. Consummation of the sale is subject to customary closing conditions, including but not limited to, the acquirer’s assumption of the outstanding $2.7 billion mortgage notes encumbering the hotel properties and third party approvals, including any applicable franchisor consent. There can be no assurance that these conditions to closing will be satisfied. Furthermore, even if we are able to consummate the sale of this business, there can be no assurance that we will realize the anticipated benefits to us of such transaction, including any amount of net proceeds from the transaction as a result of transaction costs or other transaction related expenses. Moreover, one of the Company's hospitality portfolios, which is in receivership, is not a part of the sale transaction. There can be no assurance as to when such hospitality portfolio will be foreclosed upon or sold by the receiver to a third party.
Risks Related to Our Legacy Investment Management Business
See “Risk Factors—Risks Related to Our Digital Business—Risks Related to Our Digital Investment Management Business” above for risk factors that are also applicable to our legacy investment management business.
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
We are paid substantial fees for the services we and our subsidiaries provide to our managed companies and we are also reimbursed by the publicly-traded and retail companies we manage for certain costs and expenses we incur and pay on their behalf. Such managed companies reimburse us, subject to certain limitations and exceptions, for both direct expenses as well as indirect costs, including our personnel and employment costs. The costs and expenses that we allocate to our publicly-traded and retail companies can be substantial and may involve subjective judgment and discretion. There are conflicts of interest that arise when we make allocation determinations. These conflicts of interest, as well as the loyalties of our executives and other real estate and finance professionals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our reputation. For the year ended December 31, 2020, we allocated $12.5 million in costs to CLNC and our retail companies, in the aggregate. These managed companies could dispute the amount of costs we allocate to them and the methodologies we use to determine those amounts. Any dispute or investigation regarding our allocation of costs and expenses could be distracting, expensive and harmful to our reputation as well as have other adverse effects on our company and future operating performance, including the potential that such managed companies could seek to terminate their relationship with us.
In addition, our managed companies that are publicly-traded grant, either directly or indirectly through us as manager, equity awards to certain of our employees in connection with the services that we provide to such companies as their manager. Such grants of equity awards are in the discretion and subject to the approval of the specific managed company's board of directors or compensation committee. As of the date of this report, CLNC is our only managed company that is publicly traded. In 2020, the publicly-traded companies we manage did not issue any equity awards directly or indirectly to our employees and, as a result, we issued more equity awards in our class A common stock to compensate and retain our employees. In addition, we may pursue a disposition of our management agreement with CLNC, a potential transaction with CLNC to internalize its management, a sale of the management agreement to a third party or any other transaction the effect of which would be to dispose of the management agreement. If any such disposition transaction were consummated, it would result in us no longer serving as CLNC's external manager. To the extent CLNC continues, or any future publicly-traded managed companies determines, not to grant equity awards to us or our employees, either in the amounts historically granted, recommended by us or at all, or we cease to manage CLNC (as a result of a disposition transaction or otherwise) or any other publicly-traded company, we may continue to determine to increase the equity awards issued by our Company in order to compensate and retain our employees, which could hinder our ability to effectuate our cost savings initiatives, increase dilution to our stockholders and adversely impact our financial results.
Our ownership of approximately 36% of CLNC, on a fully diluted basis, subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
In connection with our contribution of the CLNY Contributed Portfolio (as described in Note 6 to the consolidated financial statements in Item 15 of this Annual Report), as of the date of this report, we own approximately 44.9 million shares of CLNC’s class A common stock, which is listed on the NYSE, and approximately 3.1 million common membership units in CLNC's operating company ("CLNC OP Units"), which represent, in the aggregate, approximately 36% of CLNC’s total outstanding shares on a fully diluted basis. The CLNC OP Units are redeemable for cash or class A common stock of CLNC, in CLNC’s sole discretion. During 2020, there was substantial volatility in CLNC’s trading price, with its class A common stock trading between $14.01 and $2.46 per share. With increasing uncertainty over the extent and duration of the COVID-19 pandemic, and the timeline for a recovery in the U.S economy, the Company recognized an $275 million other-than-temporary impairment on its CLNC investment in the second quarter 2020. The foregoing impairment was in addition to the $228 million other-than-temporary impairment on its CLNC investment recognized in the second quarter 2019. At December 31, 2020, the carrying value of our CLNC investment was $385 million, or $8.04 per share, while the trading price of CLNC’s stock was $7.50 per share. If CLNC's class A common stock continues to trade below our current carrying value for a prolonged period of time, an other-than-temporary impairment may be recognized in the future.
Although we are the external manager to CLNC and have three representatives on CLNC’s board of directors who are our current and former members of our senior management team, our role as manager is under the supervision and direction of CLNC’s board of directors, which has a total of seven members, a majority of whom are independent. Therefore, the value of our investment is subject to the strategies and management decisions of the CLNC board of directors as a whole, as well as the trading price of CLNC’s class A common stock on the NYSE.
In addition, in connection with our digital transformation, we may pursue a disposition of our management agreement with CLNC, which may include without limitation a potential transaction with CLNC to internalize its management, a sale of the management agreement to a third party or any other transaction the effect of which would be to dispose of the management agreement. If any such disposition transaction were consummated, it would result in us no longer serving as CLNC's external manager. If we are no longer CLNC's manager or we no longer have any representatives on CLNC's board of directors, whether as a result of a disposition transaction or otherwise, the value of our investment would be solely dependent on the strategies and management decisions of the CLNC board of directors and, if applicable, a third party manager.
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
Our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:
•local, state, national or international economic conditions;
•real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;
•lack of liquidity inherent in the nature of the asset;
•tenant/operator mix and the success of the tenant/operator business;
•the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;
•ability and cost to replace a tenant/operator/manager upon default;
•property management decisions;
•property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•the perceptions of the quality, convenience, attractiveness and safety of the properties;
•branding, marketing and operational strategies;
•competition from comparable properties;
•the occupancy rate of, and the rental rates charged at, the properties;
•the ability to collect on a timely basis all rent;
•the effects of any bankruptcies or insolvencies;
•the expense of leasing, renovation or construction, including escalations in such expenses;
•changes in interest rates and in the availability, cost and terms of mortgage financing;
•unknown liens being placed on the properties;
•bad acts of third parties;
•the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;
•changes in governmental rules, regulations and fiscal policies;
•tax implications;
•changes in laws, including environmental laws or laws that increase operating expenses or limit rents that may be charged;
•the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;
•cost of compliance with the Americans with Disabilities Act of 1990;
•adverse changes in governmental rules and fiscal policies;
•social unrest and civil disturbances;
•acts of nature, including earthquakes, hurricanes and other natural disasters;
•terrorism;
•the potential for uninsured or underinsured property losses;
•adverse changes in state and local laws, including zoning laws; and
•other factors which are beyond our control.
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
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes as a result of, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. In 2018, several changes were made to the Dodd-Frank Act, including the repeal of certain provisions that eased restrictions on small and medium-sized banks of the Dodd-Frank Act. It is expected that the Biden administration will reverse a number of U.S. President Trump’s policies, includes those that relate to deregulation, and will increase the number of financial regulators as current vacancies in the bureaucracy are prioritized and filled under the new administration. Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds. Moreover, as calls for additional regulation have increased as a result of heightened regulatory focus in the financial industry, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed companies. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
Our qualification as a REIT depends on our ongoing satisfaction of certain gross asset, gross income, organizational, distribution, stockholder ownership and other requirements:

•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including certain of our target digital infrastructure and real estate assets. If the IRS challenged our treatment investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
•The fact that we own direct or indirect interests in several REITs, each a Subsidiary REIT, further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal corporate income tax on our taxable income at the regular corporate rate, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our class A Common Stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. Compliance with these limitations, particularly given the nature of some of our digital and other investments (including international investments and certain hedging transactions), may hinder our ability to acquire, optimally finance, or maintain ownership of otherwise attractive investments. To maintain or REIT qualification we could sell be required to sell assets more quickly and on less favorable terms than in a sale not required for REIT qualification.
Our ownership of assets and conduct of operations through our TRSs is limited and involves certain risks for us.
Consistent with the REIT qualification requirements, we acquire and own significant assets through our TRSs, including our investment management business. Our TRSs generally will be subject to U.S. federal income tax, and/or applicable foreign, state and local tax. Only their after-tax net income is available for distribution to us and our stockholders. The REIT rules limit our use of TRSs, including as follows:
•No more than 20% of the value of our gross assets may consist of stock or securities of one or more TRSs and no more than 25% of our gross income can consist of dividend, non-mortgage interest income, or gain from our TRSs securities.
•A 100% excise tax applies to certain amounts related to transactions involving a TRS and its parent REIT that are not priced on an arm’s-length basis.
•Our leases of hotel and healthcare property leases with our TRSs must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement in order for us to qualify as a REIT and our TRSs must not directly or indirectly operate hotels or healthcare property.
We are mindful of these limitations and analyze and structure the income and operations of our TRSs to mitigate these costs and risks to us to the extent practicable, but we may not always be successful in all cases.
The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our Charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which could adversely affect the attractiveness and value of our Common Stock.
There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as non-REIT “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for us to elect to be treated for U.S. federal income tax purposes as a non-REIT “C” corporation.
The REIT distribution requirements apply only if we have taxable income and, if we are required to make distributions, we will have less cash available to execute our business plan.
We generally must distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain) in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. If we do not have REIT taxable income or to the extent we utilize loss carryovers from prior years to reduce REIT taxable income, we will not be required to make distributions to shareholders.
We may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result of both the requirement to distribute 90% of our REIT taxable income each year (and to pay tax on any REIT taxable income that we do not distribute) and the fact that our taxable income could exceed our cash income, we may find it difficult to meet the REIT distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our Common Stock.
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid by non-REIT "C" corporations to U.S. stockholders that are individuals, trusts and estates generally is 20%, whereas ordinary income dividends payable by REITs to those U.S. stockholders generally are not eligible for the 20% rate. Although the reduced rates applicable to dividend income from non-REIT "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT "C" corporations that pay dividends, which could adversely affect the value of our Common Stock.
We might elect to distribute our common stock in a taxable distribution in order to satisfy the REIT distribution requirements, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
To make required REIT distributions and preserve cash, we might elect to make taxable distributions that are payable partly in cash and partly in shares of our common stock. If we made a taxable dividend payable in cash and shares of our common stock, taxable stockholders receiving such distributions will be taxed on the full amount of the distribution that otherwise would be a dividend for tax purposes, even though part is paid in stock. If we made a taxable dividend payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.
We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. Our TRSs generally are expected to have material assets and income. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries, which are not likely to generate an offsetting credit for taxes in the U.S. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from assets or activities that we undertake after foreclosing on our tenants or borrowers, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property held primarily for sale to customers in the ordinary course of business. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.
Our ability to use our tax benefits could be substantially limited if we experience an “ownership change”
Our net operating loss (“NOL”) carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and certain recognized built-in losses to reduce our REIT distribution requirements or taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among shareholders. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future
We will be subject to corporate income tax on the sale of assets acquired from or previously held by a non-REIT “C” corporation within five years of our acquisition of those assets or our becoming a REIT.
If a REIT previously was a non-REIT “C” corporation, or it acquires any asset from a non-REIT “C” corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which it acquires a basis in the asset that is determined by reference either to the non-REIT “C” corporation’s basis in the asset or to another asset, the REIT generally will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the five-year period after it becomes a REIT or it acquires the asset. Built-in gain on assets held by NSAM as of January 1, 2017, remain subject to this REIT-level tax through the end of 2021.
We may incur adverse tax consequences if Colony or NRF were to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
In connection with the closing of the Mergers, we received an opinion of counsel to each of Colony and NRF to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither Colony nor NRF, however, requested a ruling from the Internal Revenue Service (the “IRS”) that it qualified as a REIT. If, notwithstanding these opinions, Colony’s or NRF’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences (ranging from corporate tax liability to loss of REIT status for past and future years) that would substantially reduce our Core FFO, including cash available to pay dividends to our stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Boca Raton, Florida, where we lease approximately 17,000 square feet of office space. We also lease office space for the remaining 13 corporate locations across the U.S., Europe, Asia and Latin America. We believe that our offices are suitable and adequate for conducting our business.
Information regarding our investment properties is included in Schedule III. Real Estate and Accumulated Depreciation in Item 15. "Exhibits and Financial Statement Schedules" and in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments" of this Annual Report.

Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 22 to the consolidated financial statements in Item 15 of this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “CLNY.”
On February 22, 2021, there were 2,541 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. No distributions can be paid on our class A and class B common stock unless we have paid all cumulative dividends on our Series G, Series H, Series I and Series J preferred stock. Under the current terms of our amended credit facility, we are restricted from paying common dividends other than to maintain our status as a REIT or to reduce income tax payments. We will continue to monitor our financial performance and liquidity position, and as economic conditions improve, we will reevaluate our dividend policy in consultation with our revolver lending group. We cannot assure our stockholders that we will make any future distributions.
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends per share of common and preferred stock.

	Common Stock (1)	Preferred Stock (2)(3)
		Series B	Series D	Series E	Series G	Series H	Series I	Series J
2020
Return of capital (4)	$0.22	NA	NA	NA	$1.87	$1.78	$1.79	$1.78
2019
Ordinary income	$0.14	$0.84	NA	$0.89	$0.76	$0.72	$0.73	$0.72
Capital gains	0.20	1.22	NA	1.30	1.11	1.06	1.06	1.06
Return of capital (4)	0.10	—	NA	—	—	—	—	—
Total	$0.44	$2.06	NA	$2.19	$1.87	$1.78	$1.79	$1.78
2018
Ordinary income	$0.05	$0.97	$0.63	$1.03	$0.66	$0.63	$0.63	$0.63
Capital gains	0.06	1.09	0.71	1.16	0.74	0.71	0.71	0.71
Return of capital (4)	0.22	—	—	—	—	—	—	—
Total	$0.33	$2.06	$1.34	$2.19	$1.40	$1.34	$1.34	$1.34
__________
(1)    Common stock dividends declared in November 2018 and 2019 and paid in January 2019 and 2020, respectively, were considered distributions in the year paid for federal income tax purposes. In 2020, the Company suspended dividends on its class A common stock beginning with the second quarter of 2020.
(2)    During the year ended December 31, 2018, we redeemed all of Series D preferred stock. In December 2019, we redeemed the remaining Series B and all of Series E preferred stock, with the redemptions settled in January 2020.
(3)    Distributions on the Company's Series G, H, I and J preferred stock that were declared in November 2017, 2018 and 2019 and paid in January 2018, 2019 and 2020, respectively, were considered distributions in the year paid for federal income tax purposes.
(4)    Represents dividends paid in excess of our current and accumulated earnings and profit ("E&P"), which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes. A return of capital reduces the basis of a stockholder's investment in our common stock in 2018 and 2019 and in both our common stock and preferred stock in 2020 to the extent of such basis. Distributions of return of capital dividends in excess of a shareholder's basis are treated as capital gains.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the fourth quarter of 2020, in satisfaction of redemption request by an employee OP Unit holder, we issued 2,000,000 shares of our class A common stock to a charitable organization. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index") from December 31, 2015 to December 31, 2020. Our stock prices prior to the Merger represent our share prices pre-Merger adjusted to give effect to the exchange ratio of one share of our common stock for 1.4663 shares of the common stock of the Company post-Merger. The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2015 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.

Item 6. Selected Financial Data.
Selected Quarterly Financial Information (Unaudited)
Quarterly periods prior to the third quarter of 2020 reflect the reclassification of our hotel business from continuing to discontinued operations.

For the three months ended	2020				2019
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$338,844	$316,677	$286,733	$294,340	$299,113	$359,000	$269,507	$279,203
Loss from continuing operations	(287,182)	(184,216)	(1,890,720)	(102,119)	(426,666)	(591,496)	(479,724)	(20,466)
Income (loss) from discontinued operations	(18,948)	(177,014)	(828,273)	(301,938)	1,358,394	25,654	(4,922)	(9,689)
Net income (loss)	(306,130)	(361,230)	(2,718,993)	(404,057)	931,728	(565,842)	(484,646)	(30,155)
Net loss attributable to Colony Capital, Inc.	(122,059)	(187,267)	(2,024,274)	(342,159)	(4,263)	(527,816)	(441,752)	(74,976)
Net loss attributable to common stockholders	(140,575)	(205,784)	(2,042,790)	(361,633)	(26,251)	(554,953)	(468,890)	(102,113)
Per Share Data:
Loss from continuing operations per share:
Basic	$(0.24)	$(0.22)	$(2.90)	$(0.25)	$(0.86)	$(1.16)	$(0.96)	$(0.18)
Diluted	(0.24)	(0.22)	(2.90)	(0.25)	(0.86)	(1.16)	(0.96)	(0.18)
Income (loss) from discontinued operations per share:
Basic	(0.06)	(0.22)	(1.43)	(0.51)	0.80	0.00	(0.02)	(0.03)
Diluted	(0.06)	(0.22)	(1.43)	(0.51)	0.80	0.00	(0.02)	(0.03)
Net loss attributable to common stockholders per share:
Basic	(0.30)	(0.44)	(4.33)	(0.76)	(0.06)	(1.16)	(0.98)	(0.21)
Diluted	(0.30)	(0.44)	(4.33)	(0.76)	(0.06)	(1.16)	(0.98)	(0.21)
Dividends per common share (1)	—	—	—	0.11	0.11	0.11	0.11	0.11
__________
(1)    The Company suspended dividends on its class A common stock beginning with the second quarter of 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report.
Significant Developments
During 2020 and through the date of this filing, significant developments affecting our business and results of operations included the following, in addition to the effects of COVID-19 as discussed throughout this Annual Report.
In summary, we have stabilized our capital structure and strengthened our liquidity profile, accelerated our digital transformation through executed and planned divestiture of non-digital assets, and redeployed capital into growing our digital balance sheet, combined with successful fund raising of $7.4 billion of third party capital in our digital investment management business.
Liquidity
We addressed near-term corporate maturities and enhanced our long-term capital structure and liquidity profile as follows:
•We amended our Credit Agreement in June 2020 and exercised our first 6-month extension option in December 2020. As a result, our borrowing capacity under the facility was reduced to $450 million (which will be further reduced to $400 million on March 31, 2021), and we were provided with greater financial covenant flexibility and more borrowing base credit for digital investments. The facility is scheduled to expire in July 2021, with one remaining 6-month extension option. At this time, we expect to either exercise our second extension option or otherwise replace the existing credit facility.

•In July 2020, we issued $300 million of exchangeable senior notes maturing in July 2025, bearing interest at 5.75% per annum, and have since repaid $402.5 million of convertible notes due in January 2021. As a result, we have no corporate debt maturities (other than our corporate credit facility) until 2023.
Path to Digital
Strategic Partnership in Our Digital Investment Management Business
•In July 2020, we formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra") in which Wafra made an investment representing an approximate 31.5% interest in substantially all of our digital investment management business (as defined for the purpose of this transaction, the “Digital IM Business”). Wafra paid consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP I and to make commitments to DCP II and to the Company’s initial digital credit fund, in an aggregate amount of at least $130 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business.
Investment in Hyperscale Data Centers
•In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for approximately 90% equity interest in entities that hold Vantage Data Centers' ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (the “Vantage SDC”). Our balance sheet investment is $197 million, representing a 13% equity interest. Vantage SDC is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, the rotation of our balance sheet to digital assets and growing our digital investment management business.
DataBank's Strategic Investment
•In December 2020, our DataBank subsidiary closed on its acquisition of zColo, the colocation assets of Zayo Group Holdings, Inc. ("Zayo"), consisting of 39 data centers in the U.S and U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by us and a $188 million investment from our balance sheet (decreased to approximately $145 million upon raising of additional third party capital in February 2021 which maintains our 20% interest in DataBank). Acquisition of zColo's remaining five data centers in France for $33.0 million closed in February 2021. The acquisition of zColo accelerates DataBank's edge and hybrid cloud strategy, complements its existing relationships and significantly expands its geographic footprint to a national scale in strategically important data center markets.
Digital Colony Partners II or DCP II
•In February 2021, we held a closing of DCP II, our second digital opportunistic fund, with total callable commitments of $4.2 billion, inclusive of $120 million of our commitments as general partner and limited partner.
Non-Digital Assets
•In September 2020, we entered into a definitive agreement to sell five of the six hotel portfolios in our Hospitality segment and our 55.6% interest in the THL Hotel Portfolio in the Other segment, with closing expected in the first half of 2021. The transaction is valued at approximately $2.8 billion, including gross aggregate selling price of $67.5 million and acquirer's assumption of $2.7 billion of investment-level debt (of which OP share is approximately $2.3 billion).
•In February 2020, we sold our equity investment in RXR Realty, LLC for proceeds of $179 million, net of tax, recording a gain of $97 million, net of tax.
•In April 2020, we recapitalized a co-investment venture which holds common equity in the Albertsons supermarket chain, generating $73 million of proceeds to us and realizing our share of gain of approximately $30 million, which allowed us to harvest approximately 70% of the expected eventual value upfront.
•In August 2020, we conveyed to a lender 36 properties in our senior housing operating portfolio, which served as underlying collateral, in satisfaction of $157.5 million of outstanding wellness infrastructure debt.

•In December 2020, we sold our 51% interest in the bulk industrial portfolio to our joint venture partner, and received approximately $85 million in aggregate of net equity proceeds and distributions that we expect to redeploy into future digital assets.
•During 2020, we recognized approximately $3.5 billion ($2.6 billion attributable to OP) of impairment charges and unrealized and realized fair value losses on our non-digital assets, a majority of which was driven by our accelerated timeline to digital transformation. The following amounts were recorded in impairment loss, other loss, equity method losses, and within impairment loss in discontinued operations on the statement of operations:
•$2.0 billion ($1.5 billion attributable to OP) impairment on real estate and related asset group, primarily hotel and wellness infrastructure properties, based upon (i) shortened hold period assumptions on the assets, primarily driven by the Company's accelerated digital transformation and further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, and (ii) recoverable value from sale of the THL Hotel Portfolio;
•$594 million impairment of goodwill in the Other Investment Management segment, driven by acceleration of the Company's digital transformation and a significant reduction in the value of its non-digital balance sheet assets;
•$275 million impairment on our equity investment in CLNC as the shortfall in market value over carrying value of our CLNC investment was not expected to be recovered in the near term;
•$296 million ($97 million attributable to OP) of impairment and fair value decreases on other equity method investments, generally reflecting a decrease in recoverable values based upon revised exit strategies in light of our accelerated digital transformation and the economic effects of COVID-19; and
•$324 million ($77 million attributable to OP) of net unrealized and realized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19.
Results of Operations
The following table summarizes our results from continuing operations by reportable segment.
Excluded are discontinued operations (Note 16 to the consolidated financial statements) which generated loss from discontinued operations attributable to Colony Capital, Inc. of $1.0 billion in 2020 and $79.1 million in 2018, and income from discontinued operations attributable to Colony Capital, Inc. of $360.9 million in 2019.

(In thousands)	Total Revenues			Income (Loss) from Continuing Operations			Income (Loss) Attributable to Colony Capital, Inc. from Continuing Operations
Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Digital Operating	$313,283	$6,039	$—	$(130,818)	$(691)	$—	$(19,784)	$(124)	$—
Digital Investment Management	84,420	34,368	—	9,793	48,942	3,971	9,196	44,808	3,738
Digital Other	4,160	—	—	35,922	(4,465)	1,984	23,261	(4,026)	1,868
Wellness Infrastructure	527,176	582,139	592,455	(754,709)	(243,688)	(283,516)	(503,925)	(183,510)	(199,277)
Other	293,538	570,042	570,238	(1,373,552)	(880,972)	82,572	(916,861)	(869,453)	(43,705)
Amounts not allocated to segments	14,017	14,235	9,239	(250,873)	(437,478)	(222,974)	(218,636)	(397,352)	(203,100)
	$1,236,594	$1,206,823	$1,171,932	$(2,464,237)	$(1,518,352)	$(417,963)	$(1,626,749)	$(1,409,657)	$(440,476)

Selected Balance Sheet Data
The following table summarizes key balance sheet data by reportable segment, excluding $3.9 billion of real estate held for disposition and $3.5 billion of debt to be assumed by the counterparties upon disposition, including debt under receivership.

	Real Estate, net		Loans Receivable (1)		Equity and Debt Investments		Debt, net
(In thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Digital Operating	$4,451,865	$846,393	$5,070	$—	$—	$—	$3,213,240	$539,155
Digital Investment Management	—	—	—	—	19,167	1,059	—	—
Digital Other	—	—	31,727	—	377,048	46,832	—	—
Wellness Infrastructure	3,338,085	4,433,825	47,232	48,270	—	—	2,700,806	2,910,032
Other	937,970	937,978	1,211,308	1,518,058	1,337,522	2,262,172	1,103,131	1,218,417
Amounts not allocated to segments	—	—	—	—	3,742	3,742	772,561	850,314
Total	$8,727,920	$6,218,196	$1,295,337	$1,566,328	$1,737,479	$2,313,805	$7,789,738	$5,517,918
_________
(1)    Carried at fair value upon adoption of fair value option on January 1, 2020.

Consolidated Results of Operations
A comparative discussion of our consolidated results of operations for 2020 and 2019 is presented below.
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K for comparative discussion of our consolidated results of operations for 2019 and 2018. In September 2020, our hotel business qualified as discontinued operations. The operating results of our hotel business for all periods presented have been recast as income from discontinued operations on the consolidated statements of operations. Additionally, beginning the third quarter of 2020, we disaggregated the Digital segment into three digital reportable segments, and aggregated the non-digital segments of CLNC, OED and Other IM into a single Other reportable segment. The operating results by segment have been recast for all prior periods presented. The discussion of our consolidated results of operations for 2019 and 2018 in our 2019 Form 10-K should be read in conjunction with Item 15. "Exhibits and Financial Statement Schedules" in this Annual Report, specifically the consolidated statement of operations, Note 16. Discontinued Operations and Note 23. Segment Reporting.

	Year Ended December 31,
(In thousands)	2020	2019	Change
Revenues
Property operating income	$936,160	$737,364	$198,796
Interest income	80,471	166,765	(86,294)
Fee income	177,755	223,915	(46,160)
Other income	42,208	78,779	(36,571)
Total revenues	1,236,594	1,206,823	29,771
Expenses
Property operating expense	423,716	333,354	90,362
Interest expense	310,454	306,809	3,645
Investment and servicing expense	62,529	60,646	1,883
Transaction costs	5,966	3,607	2,359
Depreciation and amortization	431,443	307,594	123,849
Provision for loan loss	—	35,880	(35,880)
Impairment loss	1,473,997	1,086,530	387,467
Compensation expense—cash and equity-based	246,938	209,504	37,434
Compensation expense—carried interest and incentive fee	(8,437)	16,564	(25,001)
Administrative expenses	110,210	89,906	20,304
Settlement loss	5,090	—	5,090
Total expenses	3,061,906	2,450,394	611,512
Other income (loss)
Gain on sale of real estate	25,986	62,003	(36,017)
Other loss, net	(211,084)	(194,106)	(16,978)
Equity method losses	(455,840)	(140,384)	(315,456)
Equity method earnings (losses)—carried interest	(8,026)	11,682	(19,708)
Loss before income taxes	(2,474,276)	(1,504,376)	(969,900)
Income tax benefit (expense)	10,039	(13,976)	24,015
Loss from continuing operations	(2,464,237)	(1,518,352)	(945,885)
Income (loss) from discontinued operations	(1,326,173)	1,369,437	(2,695,610)
Net loss	(3,790,410)	(148,915)	(3,641,495)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	616	2,559	(1,943)
Investment entities	(812,547)	990,360	(1,802,907)
Operating Company	(302,720)	(93,027)	(209,693)
Net loss attributable to Colony Capital, Inc.	(2,675,759)	(1,048,807)	(1,626,952)
Preferred stock redemption	—	(5,150)	5,150
Preferred stock dividends	75,023	108,550	(33,527)
Net loss attributable to common stockholders	$(2,750,782)	$(1,152,207)	(1,598,575)

Property Operating Income and Property Operating Expenses

	Year Ended December 31,
(In thousands)	2020	2019	Change
Property operating income:
Digital Operating	$312,883	$6,038	$306,845
Digital Other	45	—	45
Wellness Infrastructure	517,186	577,669	(60,483)
Other	106,046	153,657	(47,611)
	$936,160	$737,364	198,796
Property operating expenses:
Digital Operating	$119,729	$2,197	$117,532
Digital Other	105	—	105
Wellness Infrastructure	249,357	260,374	(11,017)
Other	54,525	70,783	(16,258)
	$423,716	$333,354	90,362
Digital Operating—Amounts represent income from data center leases and related services, and associated operating expenses from acquisitions of DataBank in December 2019, Vantage SDC in July 2020 and zColo in December 2020.
Digital Other—Amounts reflect activities from investments warehoused in the third quarter of 2020. These investments were transferred to DCP II in December 2020.
Wellness Infrastructure—Property operating income decreased $60.5 million, of which $56.2 million is attributed to the conveyance of a 36 property senior housing operating portfolio to the lender in August 2020, and sales of 25 and six net lease properties in 2019 and 2020, respectively. Other factors contributing to the decrease include: (i) a decline in occupancy across our senior housing operating portfolio due to restrictions on new admissions in an effort to contain COVID-19; (ii) restructuring of leases which resulted in lower rental income; (iii) an acceleration of above- and below-market lease intangibles due to the conversion of a senior housing net lease portfolio to a senior housing operating portfolio which had higher property operating income in 2019; and (iv) less recovery of previously recognized uncollectable rents and lease termination fees based on assessment of collectability. These decreases were partially offset by a gross-up of resident fee income in 2020 following the conversion of six properties from a net lease portfolio to a senior housing operating portfolio and contractual rent step-ups.
Property operating expenses decreased $11.0 million. The conveyance of the senior housing operating portfolio to the lender and the disposition of properties as noted above reduced expenses by $25.2 million, absent which property operating expenses would have increased $14.2 million. The increase was driven by a gross up of expenses following the net lease to senior housing operating conversion of six properties and incremental costs incurred in our senior housing operating facilities in response to COVID-19. The incremental COVID-19 related costs were partially abated by government stimulus funding under the CARES Act Provider Relief Fund, reflected in other income.
Refer to further discussion in "—Segment Results—Wellness Infrastructure."
Other—Property operating income and expenses decreased $47.6 million and $16.3 million, respectively, driven primarily by sales of properties in our European portfolio and U.S. multi-tenant offices, and the economic effects of COVID-19 negatively affecting rental income.
Interest Income
Interest income decreased $86.3 million, attributed to loans placed on nonaccrual in 2020 as the COVID-19 crisis has led to increased uncertainty over collectability, and loan payoffs and sales over time.

Fee Income
Fee income is earned from the following sources:

	Year Ended December 31,
(In thousands)	2020	2019	Change
Digital Investment Management segment
Institutional funds and other investment vehicles	$83,356	$33,095	$50,261
Other segment
Institutional funds and other investment vehicles	45,730	49,093	(3,363)
Public companies (CLNC, and NRE prior to its sale in September 2019)	29,739	118,049	(88,310)
Non-traded REIT	17,170	19,896	(2,726)
Other	1,760	3,782	(2,022)
Subtotal—Other segment	94,399	190,820	(96,421)
	$177,755	$223,915	(46,160)
Digital Investment Management—Fee income was $50.3 million higher as 50% of fees from DCP I in 2019 was recognized as equity method income from our Digital Colony Manager ("DCM") joint venture, prior to consolidation of DCM upon acquisition of DBH in July 2019. 2020 also includes fees from co-investment capital raised for the acquisitions of Zayo by DCP I in March 2020 and Vantage SDC in July 2020, and the initial close of DCP II in mid-November 2020.
Other—Fee income from the non-digital investment management business decreased $96.4 million, driven by the following:
•2019 had included termination fee of $64.6 million, inclusive of $21.5 million of incentive fees, and management fees of $11.5 million from NorthStar Realty Europe ("NRE"), previously a publicly-traded REIT managed by us that was sold in September 2019 with concurrent termination of our management agreement;
•approximately $12.0 million decrease in fees from CLNC due to a lower stockholders' equity fee base;
•$2.6 million decrease in fees from NorthStar Healthcare based on a lower net asset value ("NAV") fee base; and
•continuing liquidation of credit and opportunistic funds.
Other Income
Other income decreased $36.6 million, attributed primarily to (i) $29.2 million gross-up of other income and compensation expense related to NRE equity awards and other cash compensation paid by NRE to employees in connection with the NRE sale in 2019; and (ii) reversal of other income and compensation expense on CLNC equity awards resulting from the remeasurement of those awards at fair value based upon CLNC's stock price at each reporting period (refer to Note 19 to the consolidated financial statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report for a description of the accounting treatment of managed company awards).
Interest Expense

	Year Ended December 31,
(In thousands)	2020	2019	Change
Investment-level financing:
Digital Operating	$77,976	$1,272	$76,704
Digital Investment Management	—	3,230	(3,230)
Wellness Infrastructure	138,182	192,621	(54,439)
Other	37,400	54,814	(17,414)
Corporate-level debt	56,896	54,872	2,024
	$310,454	$306,809	3,645
Net increase in interest expense of $3.6 million is attributed to the following:
Digital Operating—Amount represents interest expense on debt financing our data center business of DataBank, Vantage SDC and zColo acquired in December 2019, July 2020 and December 2020, respectively. This included prepayment penalties incurred upon refinancing of the Vantage SDC assumed debt through a new securitization in October 2020, partially offset by the write-off of debt premium in connection with the securitization.

Digital Investment Management—Interest expense in 2019 was related to borrowings on our corporate credit facility to partially finance the DBH acquisition in July 2019, with such borrowings repaid in December 2019 using proceeds from sale of the industrial business.
Wellness Infrastructure—Interest expense was $54.4 million lower as a result of: (i) debt repayment upon certain sales of net lease properties; (ii) conveyance of underlying collateral to lender in satisfaction of $157.5 million of outstanding debt principal in August 2020; (iii) decrease in LIBOR on debt which is predominantly variable rate; and (iv) interest expense recognized from the write-off of debt discount and prepayment penalties incurred in connection with a June 2019 refinancing. These decreases were partially offset by interest expense recognized from amortization of deferred financing costs incurred in connection with the June 2019 refinancing.
Other—Interest expense decreased $17.4 million, primarily due to debt repayments from sale of investments.
Corporate-level Debt—Interest expense increased $2.0 million as a result of writing off a portion of deferred financing costs on our corporate credit facility to reflect a reduction in borrowing capacity in June 2020, along with a higher average outstanding balance on the facility, and new exchangeable notes issued in July 2020. This increase was partially offset by the effect of lower LIBOR on our junior subordinated debt, partial repurchase of our convertible notes in the third quarter of 2020 and lower unused fees on our credit facility in 2020.
Investment and Servicing Expense
Investment and servicing costs were $1.9 million higher, attributed primarily to the write-off of investment deposit and third party fees related to investments in our other equity and debt portfolio, and management fees paid to Vantage for the day-to-day operations of Vantage SDC. These increases were largely offset by higher costs in 2019 related to refinancing of our wellness infrastructure debt, settlement of a litigation claim associated with our European investments, unconsummated deal costs and bad debt expense.
Transaction Costs
Transaction costs in 2020 represent primarily fees incurred for advisory services in connection with our corporate debt strategy, partial repurchase of the 3.875% convertible notes and corporate initiatives related to our non-digital business. In 2019, transaction costs were related primarily to our acquisitions of DBH, DataBank and the Latin American investment management business of The Abraaj Group (renamed Colony Latam).
Depreciation and Amortization
Increase in depreciation and amortization expense is attributed primarily to real estate and intangible assets from acquisitions of DBH in July 2019, DataBank in December 2019, Vantage SDC in July 2020 and zColo in December 2020. The increase was partially offset by decreases due to the effects of lower real estate basis after impairment charges, sales or held-for-sale classification of non-digital assets, termination of the NRE management contract in September 2019 and write-down of the NorthStar Healthcare management contract.
Impairment Loss

	Year Ended December 31,
(In thousands)	2020	2019	Change
Digital Investment Management	$3,832	$—	$3,832
Wellness Infrastructure	716,501	187,341	529,160
Other	732,417	898,540	(166,123)
Unallocated	21,247	649	20,598
	$1,473,997	$1,086,530	387,467

Impairment loss attributable to OP	$1,212,361	$984,237
Impairment charges on real estate and goodwill are discussed further in Notes 4 and 7, respectively, to the consolidated financial statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Digital Investment Management—Impairment reflects reduced cash flows from the original Vantage management contract, replaced by a new fee stream from third party capital raised in connection with the acquisition of Vantage SDC from its existing owners.
Wellness Infrastructure—In 2020, impairment was recognized on wellness infrastructure assets resulting primarily from shortened hold period assumptions, attributable to both the Company's accelerated digital transformation, and in contemplation of debt that was at risk of default. These assumptions resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of these assets would not be recoverable. Additional impairment was also recorded on two skilled nursing portfolios that were sold in 2020 and unrecoverable losses from property damage.
Impairment in 2019 arose from shortened hold period assumptions on a senior housing operating portfolio and a net lease property, a negotiated purchase option exercised by a tenant on three hospitals, and offers received on certain net lease properties.
Other—Impairment was lower in our Other IM business but higher in our OED portfolio.
In our Other IM business, impairment of $594.0 million in 2020 and $788.0 million in 2019 reflect the write-down of goodwill. This was driven by the acceleration of the Company's digital transformation and a significant reduction in the value of its non-digital balance sheet assets beginning in the fourth quarter of 2019 through 2020. The 2019 write-down also reflects the loss of future fee income from sale of the industrial business and a reduction in CLNC's fee base consistent with its reduced book value. Additionally, the NorthStar Healthcare management contract was impaired by $3.6 million in 2020 and $8.6 million in 2019 based upon a lower NAV fee base.
Within our other equity and debt portfolio, impairment was $134.8 million in 2020, an increase of $34.2 million compared to 2019. This was driven by impairment on U.S. net lease properties, attributed primarily to shortened hold period assumptions due to the Company's accelerated digital transformation or risk of default on non-recourse investment level debt; and/or the economic effects of COVID-19 on property operating cash flows and market values.
Unallocated—Impairment of $9.4 million was recorded on office operating leases in the fourth quarter of 2020 as the Company determined there is a reduced need for office space based upon the Company's current operations. 2020 also included impairment on the corporate aircraft to reflect its recoverable value. The aircraft was sold to a third party in January 2021.
Compensation Expense
The following table provides the components of compensation expense.

	Year Ended December 31,
(In thousands)	2020	2019	Change
Cash compensation and benefits	$210,715	$143,709	$67,006
Equity-based compensation	34,156	29,899	4,257
Incentive and carried interest compensation	(8,437)	16,564	(25,001)
	236,434	190,172	46,262
Compensation grossed up in income and expense
NRE related cash compensation	—	3,576	(3,576)
Equity-based compensation—CLNC and NRE (prior to September 2019) awards	2,067	32,320	(30,253)
	2,067	35,896	(33,829)
Total compensation expense	$238,501	$226,068	12,433
Total compensation expense was $12.4 million higher, attributed primarily to full year of compensation cost associated with DBH and DataBank which were acquired in July 2019 and December 2019, respectively, and higher retention costs in 2020. These increases were largely offset by (i) $51.4 million of incremental compensation in 2019 in connection with NRE equity awards, including awards that accelerated upon the sale of NRE, along with retention and termination payments, and incentive compensation; (ii) reversals in accrued carried interest compensation as minimum return hurdles were no longer met following fair value decreases in investments held by sponsored vehicles; (iii) reversal of compensation on CLNC equity awards in 2020 as a result of remeasurement at fair value based upon CLNC's stock price; and (iv) decrease in compensation cost following the Company's cost reduction initiative and sale of NRE in September 2019.
Administrative Expenses
Administrative expense was $20.3 million higher, largely attributable to higher insurance, legal and professional service costs, and a full year of administrative costs incurred by DBH and DataBank which were acquired in July and December 2019, respectively.

Settlement Loss
Amount represents the initial fair value of the settlement arrangement with Blackwells, when it was reached in March 2020, plus the reimbursement of Blackwells' legal costs. Refer to additional discussion in Note 12 to the consolidated financial statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Gain on Sale of Real Estate
There were higher gains in 2019 from sales of our European properties and U.S. multi-tenant office buildings.
Gain on sale of $8.5 million in 2020 and $20.7 million in 2019 were attributable to OP.
Equity Method Earnings (Losses)

	Year Ended December 31,
(In thousands)	2020	2019	Change
Digital Investment Management (including carried interest income of $12,709 and $0)	$13,039	$7,112	$5,927
Digital Other	22,548	(4,465)	27,013
Other (including carried interest reversal of $20,735 and income of $11,682)	(499,453)	(131,349)	(368,104)
	$(463,866)	$(128,702)	(335,164)
Digital Investment Management—Earnings represent primarily (i) gross unrealized carried interest in 2020 from a digital investment vehicle, attributed to a higher valuation of its investment in Zayo, of which the Company ultimately shares in 15%, net of carried interest compensation and noncontrolling interests; and (ii) through July 25, 2019, fee income from DCM, the manager of DCP funds which was co-owned with DBH, prior to its consolidation upon acquisition of DBH.
Digital Other—Amount represents our share of earnings from our interest in DCP I and beginning March 31, 2020, from investments held by our digital liquid securities strategy.
Other—We recorded other-than-temporary impairment on our investment in CLNC of $274.7 million and $227.9 million in the second quarters of 2020 and 2019, respectively.
Excluding the CLNC impairment, equity method losses of $224.8 million in 2020 compared to earnings of $96.6 million in 2019, arose from (i) $270.3 million of higher impairment and fair value decreases (under the fair value option), generally reflecting a decrease in recoverable values based upon revised exit strategies in light of our accelerated digital transformation and the economic effects of COVID-19; (ii) our share of investee net losses or decreases in earnings; and (iii) reversal of unrealized carried interest allocation. The losses in 2020 were partially offset primarily by $106.1 million gain from sale of our equity investment in RXR Realty. Additionally, basis difference of $83.9 million in 2020 and $141.1 million in 2019 was applied to reduce our share of net loss from CLNC (refer to Note 6 to the consolidated financial statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report for further discussion on CLNC).
Other Loss, Net
We recognized other net loss of $211.1 million in 2020 and $194.1 million in 2019, driven primarily by the following:
2020
•$323.7 million ($77.4 million attributable to OP) of net unrealized and realized losses on loans receivable carried at fair value as recoverability is affected by increasing uncertainty and deterioration in the economic environment arising from the effects of COVID-19 (fair value option was elected on loans receivable beginning 2020);
•$24.7 million of unrealized credit losses on CRE debt securities; and
•$20.4 million increase in the settlement liability to Blackwells, driven by an increase in the CLNY stock price; partially offset by:
•realized gain of $60.7 million and recognition of future profit allocation at fair value of $66.0 million ($32.3 million attributable to OP) from recapitalization in April 2020 of our co-investment venture which holds common equity in the Albertsons supermarket chain, followed by $16.0 million unrealized gain from subsequent increase in share price.

2019
•realized and unrealized loss totaling $239.3 million on a non-designated interest rate swap that was intended to hedge future refinancing risk on certain wellness infrastructure mortgage debt. Such debt was refinanced in June 2019 and the swap was terminated at the end of 2019; partially offset by:
•$51.4 million gain from remeasurement of our 50% interest in DCM upon closing of the DBH acquisition (Note 3 to the consolidated financial statements).
Income Tax Benefit (Expense)
We recognized income tax benefit of $10.0 million in 2020 and income tax expense of $14.0 million in 2019.
The income tax benefit is attributed primarily to deferred tax benefit recognized in connection with our DataBank subsidiary and our OED portfolio, partially offset by the following: (i) valuation allowance established against deferred tax assets in our wellness infrastructure business due to uncertainties in future realization of net operating losses; (ii) income tax expense on a gain from sale of our equity investment in RXR Realty in February 2020; and (iii) deferred tax expense related to our wellness infrastructure business due to revaluation of deferred tax balances necessitated by a change in income tax rates in U.K.
The income tax expense in 2019 arose primarily from gains recognized on remeasurement of our preexisting interest in DCM upon the acquisition of DBH and from the sale of the industrial management platform.

Income (Loss) from Discontinued Operations

	Year Ended December 31, 2020			Year Ended December 31, 2019			Change
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total	Hotel	Industrial
Revenues
Property operating income	$573,787	$20,217	$594,004	$1,119,045	$346,431	$1,465,476	$(545,258)	$(326,214)
Fee income	—	—	—	—	11,646	11,646	—	(11,646)
Interest and other income	185	79	264	486	5,163	5,649	(301)	(5,084)
Revenues from discontinued operations	573,972	20,296	594,268	1,119,531	363,240	1,482,771	(545,559)	(342,944)
Expenses
Property operating expense	489,975	5,993	495,968	757,555	93,440	850,995	(267,580)	(87,447)
Interest expense	157,287	6,665	163,952	228,729	91,863	320,592	(71,442)	(85,198)
Investment and servicing expense	16,811	20	16,831	17,612	658	18,270	(801)	(638)
Transaction costs	4,500	—	4,500	—	—	—	4,500	—
Depreciation and amortization	144,499	2,340	146,839	182,198	106,470	288,668	(37,699)	(104,130)
Impairment loss	1,107,133	—	1,107,133	59,913	—	59,913	1,047,220	—
Compensation expense—cash and equity-based	4,395	82	4,477	5,322	29,791	35,113	(927)	(29,709)
Compensation expense—carried interest	—	(489)	(489)	—	35,170	35,170	—	(35,659)
Administrative expenses	2,937	1,199	4,136	2,252	6,089	8,341	685	(4,890)
Expenses from discontinued operations	1,927,537	15,810	1,943,347	1,253,581	363,481	1,617,062	673,956	(347,671)
Other income (loss)
Gain on sale of real estate	—	15,936	15,936	913	1,457,892	1,458,805	(913)	(1,441,956)
Other gain (loss), net	9,732	—	9,732	804	1,338	2,142	8,928	(1,338)
Equity method earnings (losses), including carried interest	—	(115)	(115)	—	41,258	41,258	—	(41,373)
Income (loss) from discontinued operations before income taxes	(1,343,833)	20,307	(1,323,526)	(132,333)	1,500,247	1,367,914	(1,211,500)	(1,479,940)
Income tax benefit (expense)	(2,662)	15	(2,647)	(27)	1,550	1,523	(2,635)	(1,535)
Income (loss) from discontinued operations	(1,346,495)	20,322	(1,326,173)	(132,360)	1,501,797	1,369,437	(1,214,135)	(1,481,475)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(172,419)	10,651	(161,768)	(20,758)	989,358	968,600	(151,661)	(978,707)
Noncontrolling interests in Operating Company	(116,350)	955	(115,395)	(9,404)	49,391	39,987	(106,946)	(48,436)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,057,726)	$8,716	$(1,049,010)	$(102,198)	$463,048	$360,850	(955,528)	(454,332)
Hotel
Discontinued operations of the hotel business represent our Hospitality segment and the THL Hotel Portfolio that was previously reported in the Other segment.
Loss from discontinued operations increased $1.21 billion, attributable to the following:
•Impairment loss was $1.1 billion in 2020. Impairment resulted principally from shortened hold period assumptions, attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default. These assumptions resulted in a shortfall in projected future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19, such that the carrying value of the hotel assets would not be recoverable. Additional impairment was recorded based upon pending sales price net of selling costs.
In comparison, $59.9 million of impairment was recorded in 2019 on hotel assets based upon shortened hold period assumptions, unfavorable operating performance, or based upon final net proceeds from sales.
•Operating losses in 2020 reflect the loss of net income from sale of hotel properties in 2019 and the economic effects of COVID-19. There was a significant decline in room demand with average occupancy at 52% in 2020 compared to 73% in 2019. This was further compounded by lower average daily rate ("ADR"), resulting in a 40% decline in revenue per available room ("RevPAR") compared to 2019.
•Transaction costs in 2020 are related to fees for advisory and legal services in connection with debt refinancing, portfolio restructuring and pending sale of the hotels.
•The higher income tax expense is attributed to valuation allowance established against deferred tax assets in the hotel portfolio as a result of uncertainties in future realization of net operating losses and taking into consideration a decrease in the value of these properties.
•The increase in loss from discontinued operations was partially offset by:
•Decrease in interest expense, driven by a decline in LIBOR on predominantly variable rate debt on our hotel portfolio, partially offset by additional hotel debt obtained in connection with debt refinancing in 2019 and higher deferred financing costs expensed as a result of the refinancing;
•Decrease in depreciation and amortization expense due to a lower basis on our hotel properties after significant impairment charges in 2020 and cessation of depreciation on hotels held for sale beginning fourth quarter of 2020, partially offset by capital improvements and fixed asset additions in our hotel properties that were completed throughout 2019 and early 2020; and
•Write-off of contingent liability on the THL Hotel Portfolio (recorded as other gain) as it is no longer probable that such payment would be made to a former preferred equity holder following the adverse effects of COVID-19 on the operations and performance of the THL Hotel Portfolio.
Industrial
Results of discontinued operations in 2020 represent (i) operations of the bulk industrial portfolio prior to its sale in December 2020 and a gain on sale recorded based upon depreciated carrying values; and (ii) final adjustments to proceeds from the December 2019 sale of the light industrial portfolio upon release of escrowed funds, which resulted in a loss of $7.4 million, including corresponding effect on carried interest and related compensation.
In addition to operating results from the light and bulk industrial portfolios, 2019 saw (i) significant gains from sale of the light industrial portfolio in December 2019 of approximately $1.5 billion (of which $0.9 billion was attributed to noncontrolling interests in investment entities) and $9.4 million from the associated management platform; along with (ii) recognition of significant carried interest of $69.0 million ($40.6 million as equity method earnings and $28.4 million as disproportionate allocation to the Company from noncontrolling interests in investment entities), of which approximately $35.2 million was allocated to certain employees as compensation expense.
Assets Under Management and Fee Earning Equity Under Management
Below is a summary of our third party AUM and FEEUM for our digital and other investment management business.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	December 31, 2020	December 31, 2019 (3)	December 31, 2020	December 31, 2019 (3)
Digital Investment Management segment
Institutional Funds	Digital Colony Partners opportunistic strategy	Earns base management fees and potential for carried interest	$9.3	$4.3	$7.0	$3.8
	Liquid securities strategy		0.5	—	0.4	—
Other Investment Vehicles	Digital real estate and infrastructure held by portfolio companies and co-invest vehicles	Earns base management fees, business service fees and potential for carried interest	18.8	9.2	5.4	3.0
Subtotal—Digital IM			28.6	13.5	12.8	6.8
Other segment
Institutional Funds	Credit funds, opportunistic funds, value-add funds and other co-investment vehicles	Earns base and asset management fees from all managed funds; potential for carried interest from sponsored funds	7.4	8.5	4.6	5.6
Retail Companies	NorthStar Healthcare	Earns base management fees and potential for carried interest	3.4	3.4	0.7	1.2
Public Companies	Colony Credit Real Estate, Inc.(4)	NYSE-listed credit REIT	2.6	3.5	1.9	2.2
		Earns base management fees and potential for incentive income
Subtotal—Other segment			13.4	15.4	7.2	9.0
Total Company			$42.0	$28.9	$20.0	$15.8

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
(2)    Equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents the basis used to derive fees, which may be based upon invested equity, stockholders’ equity, or fair value, pursuant to the terms of each underlying investment management agreement. The Company's calculation of FEEUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.
(3)    Effective June 30, 2020, we no longer include the Company's share of AUM and FEEUM managed by third party asset managers in which we have an equity interest. AUM and FEEUM for December 31, 2019 have been revised to conform to the current definition.
(4)        Represents third party ownership share of CLNC's pro rata share of total assets, excluding consolidated securitization trusts.
•Total third party FEEUM increased $4.2 billion to $20.0 billion at December 31, 2020.
•Digital FEEUM—There was a $6.0 billion or 88% increase in our digital FEEUM as we successfully raised $7.4 billion of third party capital in 2020, attributed primarily to the first closing of DCP II, co-investment vehicles for the acquisition of Vantage SDC and Zayo, and our digital liquid securities strategy. Zayo, a provider of bandwidth infrastructure services in the United States and Europe, was formerly a publicly-traded company that was taken private through the acquisition by DCP I and its co-investors.
•Other FEEUM—The increase above was partially offset by a $1.8 billion decrease in non-digital FEEUM as a result of lower asset values across our non-digital investment vehicles and continued liquidation of the institutional funds.
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
Strategic Partnership in Our Digital Investment Management Business
In July 2020, we formed a strategic partnership with Wafra in which Wafra made an investment representing an approximate 31.5% interest in substantially all of our digital investment management business or the Digital IM Business, as defined for the purpose of this transaction. Wafra paid consideration of $254 million for its investment in the Digital IM Business and for warrants issued by the Company to Wafra (assuming the consideration excludes the warrants, this implies an approximately $805 million valuation of the Digital IM Business). Wafra has agreed to assume certain of the Company's existing commitments made to DCP I and to make commitments to DCP II and to the Company’s initial digital credit fund, in an aggregate amount of at least $130 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps. Wafra's investment provides us with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business.
DCP II
In February 2021, we held a closing of DCP II, our second digital opportunistic fund, with total callable commitments of $4.2 billion, inclusive of $120 million of our commitments as general partner and limited partner.
Fee Earning Equity Under Management
We successfully raised $7.4 billion of third party capital in 2020, which increased our Digital IM FEEUM by $6.0 billion to $13 billion at December 31, 2020. Refer to discussion in "—Assets Under Management and Fee Earning Equity Under Management."

Operating Performance
Results of operations of our Digital IM segment are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Total revenues	$84,420	$34,368
Net income	9,793	48,942
Net income attributable to Colony Capital, Inc.	9,196	44,808
•Prior to July 2019, our Digital IM segment generated only equity method earnings from our 50% interest in DCM, the investment manager of DCP. DCM was consolidated upon acquisition of DBH in July 2019 and our existing interest in DCM was remeasured at fair value, resulting in a gain of $51.4 million ($39.3 million net of tax) in 2019.
•Refer to "—Consolidated Results of Operations—Fee Income" for a discussion of fee income. Fee income from our Digital IM business is trending positively in 2020, with fees from new co-invest capital raised for various acquisitions during the year and the initial close of DCP II in mid-November 2020. Operating margins, however, have seen a decline as we ramp up resources to support future investment product offerings, along with bonus accrual for the outperformance of key digital targets, particularly the successful first closing of DCP II.
Digital Operating
This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business that acquired zColo's edge business in December 2020; and Vantage SDC. Both DataBank and Vantage are also portfolio companies, managed under Digital IM for the equity interests owned by third party capital.
Significant Developments
We deployed $342 million of capital into growing our data center portfolio through two new acquisitions, Vantage SDC and zColo, while simultaneously raising $1.6 billion of third party capital to co-invest alongside our balance sheet. Including DataBank that was acquired in December 2019, this brings our Digital Operating balance sheet investment to $525 million to-date. We control and consolidate all three acquisitions.
•Investment in Hyperscale Data Centers—In July 2020 and following an additional investment in October 2020, the Company, alongside third party investors, including fee bearing third party capital that the Company raised, invested $1.36 billion for approximately 90% equity interest in entities that hold Vantage's portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness, or Vantage SDC. Our balance sheet investment is $197 million, representing a 13% equity interest. Vantage SDC is our second significant balance sheet investment in a digital operating business and achieves our transformation goals on two fronts, the rotation of our balance sheet to digital assets and growing our digital investment management business.
•DataBank Strategic Investment—In December 2020, our DataBank subsidiary acquired zColo, Zayo's colocation assets, composed of 39 data centers in the U.S and U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by us. Our balance sheet investment at December 31, 2020 was $188 million (decreased to approximately $145 million upon raising of additional third party capital in February 2021, which maintains our 20% equity interest in DataBank). Acquisition of zColo's remaining five data centers in France for $33.0 million closed in February 2021. The acquisition of zColo accelerates DataBank's edge and hybrid cloud strategy, complements its existing relationships and significantly expands its geographic footprint to a national scale in strategically important data center markets. Zayo will continue to be an anchor tenant within the zColo facilities and will become a significant customer of DataBank. With a long term agreement in place between Zayo and DataBank, the companies expect to collaborate closely in bringing colocation solutions to Zayo’s fiber customers and private fiber network solutions to DataBank’s colocation and cloud customers.

•DataBank REIT Conversion—Our DataBank subsidiary is currently in the process of restructuring its operations in order to operate as a REIT. As such, DataBank expects to elect to be taxed as a REIT for U.S. federal income tax purposes for the taxable year beginning January 1, 2021. As a REIT, DataBank would generally not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to stockholders and maintains certain asset and income requirements of a REIT. However, DataBank would be subject to U.S. federal income taxes on income earned by any of its taxable subsidiaries.
Portfolio Overview
Our data center portfolio has grown significantly with our new acquisitions in 2020, and now span across 21 states in the U.S, with three in Canada and one in U.K.

	December 31, 2020	December 31, 2019
Number of data centers
Owned	25	8
Leasehold	46	12
	71	20
Balance Sheet Information
The following table presents key balance sheet data of our Digital Operating segment:

(In thousands)	December 31, 2020	December 31, 2019
Real estate	$4,451,865	$846,393
Loan receivable	5,070	—
Debt	3,213,240	539,155
•The significant increases in real estate and debt balances at December 31, 2020 reflect the acquisitions of Vantage SDC and zColo, as described above.
•Loan receivable represents a loan originated by DataBank to an owner/operator of edge modular data centers.
Financing
At December 31, 2020, our data center business was financed by an aggregate $3.2 billion of outstanding debt principal, of which $2.1 billion is fixed rate debt and $1.1 billion is variable rate debt, bearing a combined weighted average interest rate of 3.69% per annum.
In October 2020 and February 2021, Vantage SDC and DataBank raised $1.3 billion and $657.9 million of securitized notes at blended fixed rates of 1.8% and 2.3%, with 6 years and 5 years maturity, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at Vantage SDC and DataBank.
Operating Performance
Results of operations of our Digital Operating segment are as follows.

	Year Ended December 31,
(In thousands)	2020	2019
Total revenues	$313,283	$6,039
Net loss	(130,818)	(691)
Net loss attributable to Colony Capital, Inc.	(19,784)	(124)
•Operating results in 2020 include a full year of results for DataBank and partial year results from the acquisitions of Vantage SDC in July 2020 and zColo in mid-December 2020, while 2019 reflects operating results for DataBank subsequent to its acquisition in late December 2019.
•Net loss includes the effects depreciation and amortization expense and interest expense, including prepayment penalties related to a Vantage SDC refinancing in October 2020 as discussed in "—Consolidated Results of Operations—Interest Expense."

Earnings Before Interest, Tax, Depreciation and Amortization for Real Estate ("EBITDAre")
EBITDAre generated by our Digital Operating segment in 2020 is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures." EBITDAre for DataBank's 12 days of operations in 2019 was immaterial.

(In thousands)	Year Ended December 31, 2020
Total revenues	$313,283
Property operating expenses	(119,729)
Transaction, investment and servicing costs	(6,224)
Compensation and administrative expense	(51,125)
EBITDAre—Digital Operating	$136,205
Digital Other
This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
Balance Sheet Information
The following table presents key balance sheet data of our Digital Other segment:

(In thousands)	December 31, 2020	December 31, 2019
Loan receivable	$31,727	$—
Equity investments
DCP I	153,872	46,832
Digital liquid securities strategy	223,176	—
•Loan receivable represents the origination of a senior term loan to a U.K. broadband provider that is warehoused on our balance sheet for a future digital credit vehicle.
•Equity investments represent primarily:
▪our equity method interest in DCP I with additional fundings in 2020;
▪interests in previous OED investment vehicles that were reclassified into our digital liquid securities strategy effective March 31, 2020 (of which $102.7 million was liquidated in January 2021); and
▪marketable equity securities held by two consolidated open-end funds in our digital liquid securities strategy, which raised additional third party capital in 2020 (our interests in the consolidated funds range between 24% and 55%).
•As of December 31, 2020, we have funded $140 million of our $190 million commitment to DCP I (including our $1.8 million investment as general partner that is reflected as an equity method investment in the Digital IM segment). No capital has been called by DCP II to-date.
Operating Performance
Results of operations of our Digital Other segment are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Interest income	$1,355	$—
Equity method earnings (losses)	22,548	(4,465)
Other gain, net	12,211	—
Net income (loss)	35,922	(4,465)
Net income (loss) attributable to Colony Capital, Inc.	23,261	(4,026)
•Operating results of our Digital Other segment in 2019 represent only our interest in DCP I.
•In 2020, the operating results include unrealized fair value increases in i) investments held by DCP I as it ramps up its investing activities, notably its investment in Zayo (reflected in equity method earnings); and ii) marketable equity securities held by consolidated funds in the new digital liquid securities strategy (reflected in other gain).

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
Portfolio Overview
Our wellness infrastructure portfolio is located across 30 states domestically and in the U.K. (representing 17% of our portfolio based upon NOI for the fourth quarter of 2020).
The following table presents key balance sheet data of our Wellness Infrastructure segment:

(In thousands)	December 31, 2020	December 31, 2019
Real estate
Held for investment	$3,338,085	$4,433,825
Held for disposition	162,952	57,664
Debt	2,700,806	2,910,032
The following table presents selected operating metrics of our Wellness Infrastructure segment:

	Number of Properties	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
December 31, 2020
Senior housing—operating (2)	53	4,756 units	72.8%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.4%	4.7
Net lease—senior housing (2)	65	3,534 units	76.1%	11.5
Net lease—skilled nursing facilities	83	9,713 beds	70.5%	4.0
Net lease—hospitals	9	456 beds	64.9%	9.8
Total	316
December 31, 2019
Senior housing—operating	83	6,388 units	86.5%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.2%	4.8
Net lease—senior housing	71	4,039 units	80.7%	11.5
Net lease—skilled nursing facilities	89	10,601 beds	82.7%	5.8
Net lease—hospitals	9	456 beds	58.0%	10.3
Total	358
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
(2)    A portfolio of six senior housing properties were transitioned from net leases to operating properties in April 2020.
Conveyance to Lender
In August 2020, we indirectly conveyed the equity of certain of our wellness infrastructure borrower subsidiaries, comprising 36 properties in the senior housing operating portfolio with a carrying value of $161.6 million and $157.5 million of outstanding principal on previously defaulted debt, to an affiliate of the lender, which released us from all rights and obligations with respect to those assets and corresponding debt.
Dispositions
We sold two portfolios of net lease skilled nursing facilities, totaling six properties with 909 beds, and a land parcel in 2020, resulting in repayment of $51.5 million of associated debt.

A portfolio of skilled nursing facilities, composed of 11 properties totaling 1,515 beds, is currently held for disposition, with a carrying value of $152.7 million and encumbered with $75.2 million of outstanding debt principal. The Company expects to apply proceeds from the sale to repay the debt.
Financing
Our wellness infrastructure portfolio is financed by $2.7 billion of outstanding debt principal, of which $0.4 billion is fixed rate debt and $2.3 billion is variable rate debt, bearing a combined weighted average interest rate of 4.04% per annum at December 31, 2020. As of the date of this filing, debt with outstanding principal of $45.0 million was in default.
Operating Performance
Results of operations of our Wellness Infrastructure segment are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Total revenues	$527,176	$582,139
Net loss	(754,709)	(243,688)
Net loss attributable to Colony Capital, Inc.	(503,925)	(183,510)
Operating results at the property level are discussed under NOI below. Results summarized above include the effects of interest expense from mortgage financing, impairment charges and depreciation and amortization expense on our wellness infrastructure portfolio, which are discussed in "—Results of Operations."
There was a loss of earnings in 2020 from sales of net lease properties in 2019 and also as a result of the effects of COVID-19. Additionally, the operating results of our wellness infrastructure portfolio were affected by significant real estate impairment charges of $716.5 million in 2020 and $187.3 million in 2019, resulting in significant net losses during these periods.
Net Operating Income
NOI for our Wellness Infrastructure segment is derived as follows and reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Year Ended December 31,
(In thousands)	2020	2019
Total revenues	$527,176	$582,139
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease ROU assets	(22,018)	(20,179)
Interest income	(100)	(31)
Other income	—	(336)
Property operating expenses	(249,357)	(260,374)
NOI—Wellness Infrastructure	$255,701	$301,219
NOI by type of wellness infrastructure portfolio is as follows:

	Year Ended December 31,		Change 2020 vs. 2019
($ in thousands)	2020	2019	$	%
Senior housing—operating	$47,823	$65,077	$(17,254)	(26.5)%
Medical office buildings	52,258	52,681	(423)	(0.8)%
Net lease
Senior housing	54,066	60,859	(6,793)	(11.2)%
Skilled nursing facilities	93,366	102,527	(9,161)	(8.9)%
Hospitals	8,188	20,075	(11,887)	(59.2)%
NOI—Wellness Infrastructure	$255,701	$301,219	(45,518)	(15.1)%
NOI decreased $45.5 million in 2020, of which $29.8 million was attributed to the conveyance of 36 properties in a senior housing operating portfolio to the lender in August 2020, and sales of 25 net lease properties in 2019 and six in 2020. The remaining decrease in NOI is attributed primarily to (i) the effects of COVID-19 on our senior housing operating portfolio as resident fee income decreased due to a decline in occupancy while incremental operating costs were incurred, partially offset by government stimulus funding, as discussed further below; (ii) lower rental income from unfavorable restructuring of leases; and (iii) less recovery of previously recognized uncollectable rents and lease termination fees based on assessment of collectability.
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
At this time, we understand from our operators and managers that our communities as a whole continue to experience a moderate level of confirmed COVID-19 cases. The incidence of confirmed cases in our portfolio will continue and could accelerate depending on the duration, scope and depth of COVID-19.
The COVID-19 vaccine rollout began in early January 2021. Our operators and tenants have coordinated, and continue to coordinate with the respective states and administering agents to set up on-site clinics at our communities to provide the vaccine to both residents and staff. Many states have classified independent living, assisted living, skilled nursing and memory care facilities as prioritized long-term care eligible for the vaccine. The rollout has been slower than expected. To date, the resident acceptance rate has been high. Staff acceptance, however, has been lower than many of our operators and tenants would have liked and they are implementing programs to support improving those efforts.
The effect of COVID-19 varies by asset class in the Company's wellness infrastructure portfolio. Specifically, efforts to address COVID-19 have in some cases forced temporary closures of medical offices, restricted the admission of new residents to senior housing facilities, especially in communities that have experienced infections, and caused incurrence of unanticipated costs and other business disruptions. The Company is directly impacted by these factors in its RIDEA assets, and indirectly impacted in its net leased assets as these factors influence tenants’ ability to pay rent.
•In our medical office portfolio, beginning in April 2020, a number of tenants failed to make rent payments or make timely payments, and some sought more flexible payment terms or rent concessions as a result of the COVID-19 crisis. Local governments in certain jurisdictions have implemented or are considering implementing programs that permit or require forbearance of rent payments by tenants affected by COVID-19. The Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. The Company has agreed to provide the affected tenants with deferral of rent, generally for two to three months, with deferred rent to be repaid in monthly installments over periods of three to 18 months. This resulted in an increase in lease income receivable totaling approximately $0.2 million as of December 31, 2020. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee.
•In our senior housing operating portfolio, statutory or self-imposed restrictions began to limit admission of new residents into our communities starting in March 2020 in an effort to contain COVID-19. Also, we continue to face challenges from existing communities that have experienced infections, heightened risk of resident and staff illness and resident move-outs, particularly in those communities that have experienced infections. There is typically a period of time where restrictions on admissions continue to be imposed in communities that have experienced infections until such time that infections are no longer detected. As a result, we anticipate a decline in occupancy to continue as the rate of resident move-outs continue to outpace new resident admissions. In addition, there have been other factors impacting our operators’ ability to move in new residents, including: health and safety concerns of prospective new residents and their loved ones; restricted access to community dining, amenities and other lifestyle benefits; inability to tour communities in person; quarantine requirements upon initial move-in to a community; and limitations on families’ ability to visit their loved ones.
•Operating costs in our senior housing operating portfolio have risen as our healthcare operators take action to protect their residents and staff, specifically higher labor costs, as well as higher usage and cost of personal protective equipment, and medical and sanitation supplies. We incurred $12.2 million of such incremental costs, of which $6.0 million was abated through income received from government stimulus funding under the CARES Act Provider Relief Fund.
•Our senior housing net leased portfolio and skilled nursing net leased portfolio have experienced similar challenges. In addition, for our skilled nursing portfolio, the deferral of elective surgeries has also impacted occupancy. However, we generally have continued to collect rent from our operators, in part due to the benefits of various federal relief programs.
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
OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, which includes our investment in CLNC, among other holdings. The Company has monetized a substantial portion of its OED portfolio and will continue to monetize the remainder as it completes its digital evolution.
Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare. Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
Balance Sheet Information
Investments and debt financing in our Other segment, excluding the THL Hotel Portfolio which is classified as discontinued operations, are summarized below:

(In thousands)	December 31, 2020	December 31, 2019
Real estate
Held for investment	$937,970	$937,978
Held for disposition	235,768	353,724
Equity and debt investments
CLNC	385,193	725,443
Interests in our sponsored and co-sponsored funds	41,361	67,164
Other equity investments (1)	882,392	1,411,974
CRE debt securities	28,576	57,591
Loans receivable (2)	1,211,308	1,518,058
Debt (3)	1,103,131	1,218,417
_________
(1)    Significant investments include acquisition, development and construction loans accounted for as equity method investments totaling $491.0 million at December 31, 2020 and $543.3 million at December 31, 2019.
(2)    Carried at fair value upon adoption of fair value option on January 1, 2020.
(3)    Includes debt carrying value of $155.4 million at December 31, 2020 and $200.6 million at December 31, 2019 related to real estate held for disposition.

Operating Performance
Our Other segment generated the following results of operations:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In thousands)	OED	Other IM	Total	OED	Other IM	Total
Property operating income	$106,046	$—	$106,046	$153,657	$—	$153,657
Interest income	69,330	42	69,372	158,703	1,241	159,944
Fee income	—	94,399	94,399	—	190,820	190,820
Other income	7,901	15,820	23,721	11,183	54,438	65,621
Total revenues	183,277	110,261	293,538	323,543	246,499	570,042

Equity method earnings (losses)	(577,198)	77,745	(499,453)	(125,429)	(5,920)	(131,349)

Net income (loss)	(1,130,521)	(469,209)	(1,599,730)	(152,852)	(739,208)	(892,060)
Net income (loss) attributable to Colony Capital, Inc.	(606,426)	(422,510)	(1,028,936)	(224,717)	(643,631)	(868,348)
OED
•Earnings from our real estate investments, loans receivable and equity method investments in the OED portfolio have declined over time as we continue to monetize our investments. The decrease also reflects the effects of COVID-19 and the acceleration of our digital transformation in 2020. The large net losses in both years, however, resulted primarily from significant write-down in asset values, namely (i) impairment of our equity investment in CLNC in both years and our acquisition, development and construction ("ADC") loans in 2020; (ii) unrealized losses on loans receivable and equity method investments carried at fair value in 2020; and (iii) real estate impairment in both years. Refer to further discussion in "—Results of Operations."
•The OED portfolio represents a meaningful source of liquidity from our ongoing efforts to monetize these investments. In 2020, we have monetized a substantial portion of our OED portfolio totaling approximately $700 million, achieving the high end of our target for 2020. This includes equity investments in the Other IM business as discussed below, and our 51% interest in the bulk industrial portfolio. We will continue to monetize the remaining assets in our Other segment as we complete our digital evolution.
Other IM
•Similar to monetization of the OED portfolio, we sold our equity interest in RXR Realty in February 2020 for proceeds of $179 million (net of tax), recording a gain of $97 million (net of tax). This represents one of two equity investments in third party real estate asset managers held in the Other IM business.
•The above gain was offset by significant goodwill impairment and a reversal of carried interest allocation in 2020. 2019 was also affected by significant impairment charges, notably goodwill impairment. Fee income from the Other IM business has continued to decline over time, with the higher fees in 2019 attributed to a large one time incentive and termination payment from NRE. Other income in the Other IM segment represents primarily cost reimbursement income from affiliates which has a corresponding gross-up in expenses, with no effect on net loss. Refer to further discussion in "—Results of Operations."
•The Other IM business is expected to run off over time as limited life investment vehicles are in the liquidation phase and no new third party capital is expected to be raised in the non-digital business.
Non-GAAP Supplemental Financial Measures
The Company reports funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. The Company also reports EBITDAre for the Digital Operating segment and NOI for the Wellness Infrastructure segment, which are supplemental non-GAAP financial measures widely used in the equity REIT industry. These non-GAAP measures should not be considered alternatives to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO, EBITDAre and NOI may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
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

	Year Ended December 31,
(In thousands)	2020	2019
Net loss attributable to common stockholders	$(2,750,782)	$(1,152,207)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(302,720)	(93,027)
Real estate depreciation and amortization	561,195	548,766
Impairment of real estate	1,956,662	351,395
Gain on sales of real estate	(41,912)	(1,524,290)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(638,709)	719,225
FFO attributable to common interests in Operating Company and common stockholders	$(1,216,266)	$(1,150,138)
__________
(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$259,543	$170,024
Impairment of real estate	403,770	111,231
Gain on sales of real estate	(24,604)	(1,000,480)
	$638,709	$(719,225)
EBITDAre
We calculate EBITDAre for our Digital Operating segment in accordance with standards established by NAREIT, which defines EBITDAre as net income or loss calculated in accordance with GAAP, excluding (i) interest expense; (ii) income tax benefit (expense); (iii) depreciation and amortization; (iv) gains on disposition of depreciated real estate, including gains or losses on change of control; (v) impairment of depreciated real estate and of investments in unconsolidated affiliates, if any, caused by a decrease in value of depreciated real estate in the affiliate; and (vi) including similar adjustments for equity method investments, if any, to reflect the Company's share of EBITDAre of unconsolidated affiliates
EBITDAre represents a widely known supplemental measure of performance, EBITDA, but for real estate entities, which we believe is particularly helpful for generalist investors in REITs. EBITDAre depicts the operating performance of a real estate business independent of its capital structure, leverage and noncash items, which allows for comparability across real estate entities with different capital structure, tax rates and depreciation or amortization policies. Additionally, exclusion of gains on disposition and impairment of depreciated real estate, similar to FFO, also provides a reflection of ongoing operating performance and allows for period-over-period comparability.
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
NOI excludes historical cost depreciation and amortization, which are based upon different useful life estimates depending on the age of the properties, as well as adjust for the effects of real estate impairment and gains on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. This allows for comparability of operating performance of our properties period over period and also against the results of other equity REITs in the same sector.
Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt, and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of our properties, NOI provides a measure of operating performance independent of our capital structure and indebtedness.
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

	Digital Operating	Wellness Infrastructure
	Year Ended December 31, 2020	Year Ended December 31,
(In thousands)		2020	2019
Net loss	$(130,818)	$(754,709)	$(243,688)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease ROU assets	—	(22,018)	(20,179)
Interest income	—	(100)	(31)
Other income	—	—	(336)
Interest expense	77,976	138,182	192,621
Transaction, investment and servicing costs	—	7,131	16,351
Depreciation and amortization	210,263	138,312	161,115
Provision for loan losses	—	—	—
Impairment loss	—	716,501	187,341
Compensation and administrative expense	—	16,210	12,773
Gain on sale of real estate	—	(175)	(1,384)
Other (gain) loss, net	245	(3,351)	(2,752)
Income tax (benefit) expense	(21,461)	19,718	(612)
EBITDAre / NOI	$136,205	$255,701	$301,219
Liquidity and Capital Resources
Overview
We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements.
We have substantially addressed our near-term corporate maturity obligations and enhanced our long-term capital structure and liquidity profile through the following:
•amendment and extension of our corporate credit facility, which reduced our borrowing capacity and provided enhanced financial flexibility;

•issuance of new exchangeable notes and repayment of convertible notes due in January 2021, which allowed us to reduce our near term maturity obligations; and
•strategic investment by Wafra of over $400 million, including over $250 million for a 31.5% ownership interest in our Digital IM business. Wafra has also assumed certain of our existing commitments to DCP I and agreed to make commitments to our future digital funds and investment vehicles on a pro rata basis with us based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
As of February 22, 2021, our liquidity position was $700 million, composed of cash on hand and availability under our corporate credit facility.
We have also completed a new cost reduction program in 2020 with cost savings, mostly from headcount and compensation related cost reductions, of approximately $55 million on an annual run-rate basis, with $30 million incurred in related charges.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating and investing activities, based upon our projected financial and operating performance, and investment opportunities as we divest non-digital assets and complete our digital transformation. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, competitive landscape and other factors. At this time, while we are in compliance with all of our corporate debt covenants and have sufficient liquidity to meet our operational needs, we continue to evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and provide further operational and strategic flexibility. Stabilizing our capital structure and liquidity has put us in a stronger position to execute our digital transformation.
Liquidity Needs and Sources of Liquidity
Our current primary liquidity needs are to fund:
•our general partner and co-investment commitments to our investment vehicles;
•acquisitions of target digital assets for our balance sheet and related ongoing commitments;
•principal and interest payments on our debt;
•our operations, including compensation, administrative and overhead costs;
•obligation for lease payments, principally leasehold data centers and corporate offices;
•capital expenditures for our real estate investments;
•distributions to our common and preferred stockholders (to the extent distributions have not been suspended); and
•income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
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
Liquidity Needs
Investment Commitments
Our investment commitments as of December 31, 2020 include primarily $192 million of unfunded capital commitments to Company-sponsored and third-party sponsored funds, of which $141 million is for DCP I and DCP II, after assumption by Wafra of $60 million of our DCP I commitments. Separately, Wafra has also acquired a participation interest and is responsible for $17 million of our remaining $50 million unfunded commitments to DCP I. We expect to fund our remaining investment commitments through cash on hand and/or proceeds from future asset monetization.

Lease Obligations
At December 31, 2020, we have $216.6 million and $591.0 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, primarily leasehold data centers and to a lesser extent, ground leases on certain investment properties, and $60.2 million of operating lease obligations on corporate offices. These amounts represent fixed lease payments on an undiscounted basis, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Certain lease payments under ground leases are recoverable from our tenants. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively. Our lease obligations, including future fixed lease payments, is described further in Note 22 to the consolidated financial statements in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. These distribution requirements may constrain our ability to accumulate operating cash flows. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, including complying with any restrictions imposed by our lenders. If our cash available for distribution is less than our net taxable income, we may be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—The Company paid a first quarter 2020 dividend of $0.11 per share of common stock, totaling $52.9 million. The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Under the terms of the Company's amended credit facility, the Company is restricted from paying common dividends other than to maintain the Company’s status as a REIT or to reduce income tax payments. The Company will continue to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy in consultation with its revolver lending group.
Preferred Stock—At December 31, 2020, the Company's outstanding preferred stock, totaling $1.03 billion in liquidation preference, bears a weighted average dividend rate of 7.165% per annum, with aggregate cash distributions of $18.5 million per quarter.
Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our real estate properties, and expect such earnings to be increasingly sourced from our Digital Operating segment as we complete our digital transformation. We also generate interest income from commercial real estate related loans and securities as well as receive periodic distributions from our equity investments, including our GP co-investments. Such income is offset by interest expense associated with non-recourse borrowings on our investments.
Additionally, we generate fee revenue from our investment management business, with increasing contribution of fees from our digital investment management business following the significant growth in digital FEEUM in 2020. Management fee income is generally a predictable and stable revenue stream, while carried interest and contractual incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Following the onset of COVID-19, our hotel properties, as a whole, generated negative operating cash flows in April and May 2020, having recovered to slightly positive operating cash flows since June 2020. We have since taken various steps to minimize operating expenses, as appropriate, in order to minimize cash needs, as we continue to operate these hotels prior to finalizing the sale of these assets, which is expected to close in the first half of 2021. Any cash flows generated from hotel assets that are in receivership, however, are controlled by the receivers and applied to service the underlying debt.

Asset Monetization
We periodically monetize our investments through asset sales that are opportunistic in nature or to recycle capital from non-core assets.
In 2020, we have monetized a substantial portion of our OED portfolio totaling approximately $700 million, achieving the high end of our target for 2020. This includes equity investments in the Other IM business and our 51% interest in the bulk industrial portfolio. We will continue to monetize the remaining assets in our Other segment as we complete our digital evolution.
Debt
Descriptions of our debt and future scheduled debt principal payments are included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report, specifically in Note 10 to the consolidated financial statements (and Note 8 for debt related to assets held for disposition).
Summary of Indebtedness
Our indebtedness at December 31, 2020 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity (1)
Corporate credit facility	$—	—%	1.0
Convertible and exchangeable senior notes	545,107	5.36%	3.6
Junior subordinated debt	280,117	3.10%	15.4
Other secured debt (2)	32,815	5.02%	—
Non-recourse investment level financing
Fixed rate	2,823,973	3.20%	4.3
Variable rate	4,249,446	4.33%	3.4
	7,073,419
Total debt (excluding amounts related to assets held for disposition)	$7,931,458

Debt related to assets held for disposition—Hotels (3)	$3,529,026
__________
(1)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option
(2)    Debt secured by corporate aircraft was repaid in January 2021 upon sale of the aircraft.
(3)    Composed of $2.7 billion of debt expected to be assumed by the buyer upon sale of hotel assets and $780 million of hotel debt that is currently under receivership.
Recent Developments
Corporate Credit Facility
•We amended our Credit Agreement in June 2020, which reduced aggregate revolving commitments and increased the borrowing rate. The amended terms provide for greater financial covenant flexibility and more borrowing base credit for digital investments. We exercised our first 6-month extension option in December 2020. At this time, we expect to either exercise our second extension option or otherwise replace the existing credit facility.
Key terms and current status of our corporate credit facility are as follows:
▪Maximum principal amount of $450 million (which will be reduced to $400 million on March 31, 2021)
▪Maturity of July 2021, with one remaining six-month extension option
▪Interest rate of LIBOR + 2.75%
▪Full $450 million available to be drawn as of the date of this filing
Convertible and Exchangeable Senior Notes
•In July 2020, we issued $300 million of exchangeable senior notes maturing in July 2025, bearing interest at 5.75% per annum, and repaid $402.5 million of convertible notes due in January 2021, which allowed us to reduce our near term maturity obligations while also preserving $300 million of liquidity. As a result, we have no corporate debt maturities (other than our corporate credit facility) until 2023.
Non-Recourse Investment-Level Financing

Investment level financing is non-recourse to us, and secured by the respective underlying commercial real estate or mortgage loans receivable.
•Digital Operating—2020 includes $2.0 billion of debt assumed from the acquisition of Vantage SDC in July and $550 million of debt obtained by DataBank to finance its acquisition of zColo in December.
Subsequently, in October 2020 and February 2021, Vantage SDC and DataBank raised $1.3 billion and $657.9 million of securitized notes at blended fixed rates of 1.8% and 2.3%, with 6 years and 5 years maturity, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at Vantage SDC and DataBank.
•Hotels—Upon closing of the sale of our hotel assets which is anticipated in the first half of 2021, $2.7 billion of the underlying debt is expected to be assumed by the acquirer, which would result in a significant deleveraging of our balance sheet.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Year Ended December 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$89,893	$170,868
Investing activities	(1,931,980)	4,198,938
Financing activities	1,373,027	(3,779,586)
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
Our operating activities generated net cash inflows of $89.9 million in 2020 and $170.9 million in 2019.
Notable items affecting operating cash flows included the following:
2020
•contribution of operating cash flows from our Digital Operating segment in 2020, specifically the DataBank business that was acquired in December 2019 using proceeds from sale of the light industrial business, and Vantage SDC acquired in July 2020; and
•the negative effects on operating cash flows from the economic fallout of COVID-19, particularly in our hotel business, as noted below.
2019
•prior to the sale of the entire light industrial business in December 2019, our industrial business contributed $158.7 million of operating cash inflows following the acquisition of a large portfolio in February 2019;
•incentive and termination fees of $64.6 million were received upon termination of our management agreement concurrent with the sale of NRE in September 2019; and
•significantly higher operating cash flows were generated from our hotel business in 2019 of $157.7 million compared to $8.7 million in 2020 post COVID-19; all of which were partially offset by
•payment of $365.1 million for settlement of the $2.0 billion notional amount on the forward starting interest rate swap assumed through the Merger.

Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $1.9 billion in 2020 compared to net cash inflows of $4.2 billion in 2019.
•Real estate investments—Real estate acquisitions and sales were the biggest driver of investing cash flows in 2020 and 2019, respectively.
2020 saw net cash outflows of $2.1 billion, with the acquisitions of Vantage SDC in July 2020 and zColo in December 2020.
In contrast, there was $4.2 billion of net cash inflows in 2019 with the receipt of $6.1 billion of proceeds from real estate sales, offset by payments of $1.9 billion for real estate acquisitions. We had acquired a large portfolio in our industrial segment for $1.1 billion in February 2019 and in December 2019, we received proceeds from the sale of our entire light industrial portfolio of $5.1 billion, net of $0.3 billion of debt assumed by the buyer, closing costs and other prorations.
•Equity investments—In 2020, the investing cash outflows for real estate acquisitions were partially offset by net cash inflows from our equity investments of $152.3 million. In particular, we received $179.1 million of net proceeds from sale of our investment in RXR Realty and $87.4 million from recapitalization of our joint venture investment in Albertsons, representing amounts recognized as a return of investment. Both of these inflows were partially offset by contributions to DCP I of $130.2 million and additional draws on ADC loans that are accounted for as equity method investments.
In 2019, our equity investments also contributed net cash inflows of $142.5 million, which included $96.0 million of proceeds from sale of our interest in NRE .
•Debt investments—Our loan and securities portfolio generated immaterial net cash inflows in 2020 compared to $168.8 million in 2019 as loan repayments largely outpaced disbursements in 2019.
•Business acquisition—In 2019, the investing net cash inflows were partially offset by cash paid for business acquisitions, specifically $184.2 million for DBH and $172.4 million for DataBank, net of cash assumed.
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
Financing activities generated net cash inflows of $1.4 billion in 2020 compared to net cash outflows of $3.8 billion in 2019.
2020
•The financing cash inflows in 2020 were driven primarily by $1.8 billion of net contributions from noncontrolling interests, of which $1.5 billion represents third party investors in Vantage SDC and zColo, primarily fee bearing capital that we raised, and $253.6 million was an investment by Wafra in our digital investment management business.
•Additionally, borrowings on our investment level debt exceeded repayments for a net cash inflow of $278.1 million, which included $550.0 million of debt drawn to finance our acquisition of zColo.
•However, the financing cash inflows in 2020 were partially offset by: (i) cash outflow of $402.9 million in January 2020 for settlement of the December 2019 redemption of our Series B and E preferred stock using proceeds from our industrial sale; (ii) dividends paid on our preferred and common stock of $185.8 million which, in comparison to 2019, have been significantly reduced as a result of the preferred stock redemption in December 2019 and suspension of common stock dividends beginning the second quarter of 2020; and (iii) partial repurchase of our convertible senior notes for $81.3 million through a tender offer in September 2020. An additional repurchase of our convertible senior notes for $289.7 million was made through a concurrent application of all of the net proceeds from our issuance of $300.0 million of new exchangeable senior notes in July 2020.
2019
•In contrast, the financing cash outflows in 2019 were driven by net distributions to noncontrolling interests of $2.3 billion, principally the distributions of net proceeds from the sale of our light industrial portfolio in December 2019.
•Additionally, debt repayments exceeded borrowings by $1.2 billion, driven by repayment of $1.7 billion of debt in our light industrial portfolio upon disposition, of which $952.0 million had been borrowed during the year.
•Further contributing to financing cash outflows in 2019 were dividends paid on our preferred and common stock totaling $322.7 million, which were significantly higher compared to 2020, as noted above.
Guarantees and Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated ventures, we provided customary non-recourse carve-out guarantees. In addition, we have entered into guarantee or contribution agreements with certain hotel franchisors or operating partners, pursuant to which we guaranteed or agreed to contribute to the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements. However, we believe that the likelihood of making any payments under the guarantees is remote.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting policies and estimates are integral to understanding and evaluating our reported financial results as they require subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.
Highlighted below are accounting policies and estimates that we believe to be critical based on the nature of our business and/or require significant management judgment and assumptions. With respect to all critical estimates discussed below, we have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. We believe that all of the decisions and assessments applied were reasonable at the time made, based upon information available to us at that time.
Due to the inherently judgmental nature of the various projections and assumptions used, unpredictability of economic and market conditions, uncertainty as to the timing and the manner by which the assets in our Other segment would be monetized and the recoverable values upon monetization, and uncertainties over the duration and severity of the resulting economic effects of COVID-19, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
Impairment
In connection with our review and preparation of the financial statements, prior to and subsequent to each quarter end, we evaluate if prevailing events or changes in circumstances indicate that carrying values of the following assets may not be recoverable, in which case, an impairment analysis is performed.
Real Estate Held for Investment
Triggering events that may indicate potential impairment of our real estate held for investment include, but are not limited to, the Company's shortened hold period assumptions, which in 2020, was attributed to the Company's accelerated digital transformation or in contemplation of underlying mortgage debt that is in default or was at risk of default; deterioration in current and/or projected net operating income; significant near-term lease expirations; decline in occupancy; or other tenant, operator or market conditions that would negatively affect property operating cash flows.
The carrying amount of real estate held for investment is not recoverable if it exceeds the undiscounted future net cash flows expected to be generated by the property, including any estimated proceeds from eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply either a probability-weighted cash flows approach or the single-most-likely estimate of cash flows approach, whichever is more appropriate under the circumstances. Impairment is recognized to reduce the carrying value of the property to its estimated fair value, generally based upon a discounted net cash flow analysis which applies a terminal capitalization rate at the end of the projection period to derive an exit value, or a direct capitalization approach which applies an overall capitalization rate to expected net operating income to estimate current property value.
Estimation of future net cash flows involves significant judgment and assumptions, including, but not limited to, the Company's anticipated hold period; probability-weighting to different cash flow scenarios or the determination of the single-most-likely cash flow scenario, where applicable; available market information such as competition levels, leasing trends, occupancy trends, lease or room rates, and market prices of similar properties recently sold or currently being offered for sale; and capitalization rates.
Refer to Note 4 of the consolidated financial statements for a discussion of impairment recorded on real estate held for investment, including triggering events, and methodology and inputs applied in estimating the fair value of impaired properties.
Equity Method Investments
Significant equity method investments that are subject to periodic impairment assessment include the Company's investment in CLNC and ADC loans.
Indicators of impairment on equity method investments generally include the Company's shortened hold period assumptions, which in 2020, was attributed to the Company's accelerated digital transformation; significant deterioration in earnings performance, asset quality, or business prospects of the investee; or significant adverse change in the industry, economic, or market environment of the investee.
If indicators of impairment exist, the Company estimates the fair value of its equity method investment, which considers factors such as the estimated enterprise value of the investee, fair value of the investee's underlying net assets, or net cash flows to be generated by the investee, and for equity method investees with publicly-traded equity, the traded price of the equity securities in an active market.
Further consideration is made if a decrease in the fair value of equity method investments is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment may involve significant management judgment, including, but not limited to, consideration of the investee’s current and projected financial condition and earnings, business prospects and creditworthiness; significant and prolonged decline in traded price of the investee’s equity security; or the Company's ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Refer to Note 6 of the consolidated financial statements for a discussion of impairment recorded on equity method investments, including assessment of other-than-temporary impairment of our investment in CLNC, and methodology and inputs applied in estimating the fair value of impaired equity method investments.
Goodwill
The Company's goodwill is associated with its investment management and digital operating real estate businesses.
Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.
A qualitative assessment considers various factors such as macroeconomic, industry and market conditions to the extent they affect the earnings performance of the reporting unit, changes in business strategy and/or management of the reporting unit, changes in composition or mix of revenues and/or cost structure of the reporting unit, financial performance and business prospects of the reporting unit, among other factors.
In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company generally uses the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of fair value of the reporting unit.
Refer to Note 7 of the consolidated financial statements for a discussion of impairment recorded on the Other IM goodwill, including triggering events, and methodology and inputs applied in estimating fair value of the Other IM reporting unit.
Fair Value
The Company carries certain assets at fair value on a recurring basis or at the time of initial acquisition. The Company has elected the fair value option for all loans receivable effective January 1, 2020. In a business combination or asset acquisition, all assets acquired and liabilities assumed are initially measured at fair value upon acquisition.
Loans Receivable
We typically classify loans receivable under Level 3 of the fair value hierarchy, with the measurement of fair value using at least one unobservable input that is significant and requiring management judgment. Level 3 fair value for loans receivable are generally estimated based upon the income approach, applying a discounted cash flow model. This involves a projection of principal and interest that are expected to be collected, and includes consideration of factors such as the financial standing and credit risk of the borrower or sponsor, operating results and/or value of the underlying collateral, and market yields for loans with similar credit risk and other characteristics. In times of adverse economic conditions, the judgment applied in estimating unobservable inputs is subject to a greater degree of uncertainty.
Refer to Note 12 of the consolidated financial statements for additional information on the inputs applied in estimating fair value of loans receivable.
Allocation of Purchase Consideration
In a business combination, the Company measures the assets acquired, liabilities assumed and any noncontrolling interests of the acquiree at their acquisition date fair values, with the excess of purchase consideration over the fair value of net assets acquired and the fair value of any previously held interest in the acquiree, recognized as goodwill. In an asset acquisition, the Company allocates the purchase consideration to the assets acquired and liabilities assumed based upon their relative fair values, which does not give rise to goodwill.
The estimation of fair value of the assets acquired and liabilities assumed involves significant judgment and assumptions. Acquired assets are generally composed of real estate, lease right-of-use ("ROU") asset, lease-related intangibles, investment management related intangibles, and other identifiable intangibles such as customer contracts, customer relationships and trade names. The Company generally values real estate based upon their replacement cost for buildings (in an as-vacant state), improvements and data center infrastructure, and based upon comparable sales or current listings for land. Lease ROU assets are measured based upon future lease payments over the lease term, adjusted for any lease incentives and capitalized direct leasing costs, and discounted at the incremental borrowing rate. Identifiable intangible assets are typically valued using the income approach based upon net cash flows expected to be generated by the assets, discounted to present value. Estimates applied include, but are not limited to: (i) construction costs for buildings and improvements; (ii) cost per kilowatt and costs of design, engineering, construction and installation for data center infrastructure; and (iii) for intangible assets, expected future cash flows, reinvestment rates by existing investors in our investment management business, lease renewal rates, customer attrition rates, discount rates, and useful lives. These estimates are based upon assumptions that management believes a market participant would apply in valuing the assets. These estimates and assumptions are forward-looking and are subject to uncertainties in future economic, market and industry conditions.
Refer to Note 3 of the consolidated financial statements for additional discussion of the methodology and inputs applied in estimating fair value of assets upon acquisition.
Recent Accounting Updates
The effects of accounting standards adopted in 2020 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report.

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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at December 31, 2020, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at December 31, 2020, all of which were under 1% at December 31, 2020.

($ in thousands)	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$157,697	$80,137	$(8,358)
Amount attributable to noncontrolling interests in investment entities	49,572	25,064	(1,620)
Amount attributable to Operating Company	$108,125	$55,073	$(6,738)
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held predominantly by our foreign subsidiaries and to a lesser extent, by U.S. subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. We had previously employed forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay as hedging instruments on our foreign subsidiary investments. During the second quarter of 2020, we settled all our outstanding foreign currency hedges and replaced them with put options purchased through upfront premiums.
At December 31, 2020, we had approximately €455.4 million and £286.3 million or a total of $0.9 billion, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $8.8 million increase or decrease in translation gain or loss included in other comprehensive income in connection with investments in our European subsidiaries, and a $0.6 million gain or loss in earnings in connection with GBP denominated loans receivable held by U.S subsidiaries.
A summary of the foreign exchange contracts in place at December 31, 2020, including notional amounts and key terms, is included in Note 11 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2020, we do not expect any counterparty to default on its obligations.
Commodity Price Risk
Certain operating costs in our data center portfolio are subject to price fluctuations caused by volatility of underlying commodity prices, primarily electricity used in our data center operations. We closely monitor the cost of electricity at all of our locations and may enter into power utility contracts to purchase electricity at fixed prices in certain locations in the U.S., with such contracts generally representing less than our forecasted usage. Our building of new data centers and expansion of existing data centers will also subject us to commodity price risk with respect to building materials such as steel and copper. Additionally, the lead time to procure data center equipment is substantial and procurement delays could increase construction cost and delay revenue generation.
Item 8. Financial Statements.
The financial statements and the supplementary financial data required by this item appear in Item 6. "Selected Financial Data" and Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.
Changes in Internal Control over Financial Reporting
Except as set forth below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We completed our evaluation of the policies, processes, systems and operations of DataBank, which was acquired in December 2019. Our evaluation is ongoing for Vantage SDC, which was acquired in July 2020, and zColo, which was acquired by DataBank in December 2020. As of and for the year ended December 31, 2020, Vantage SDC and zColo each represented 18.1% and 8.2% of total assets, respectively, 17.2% and 7.4% of total liabilities, respectively, and 10.0% and 1.0% of total revenues, respectively.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the SEC, management has elected to exclude Vantage SDC and zColo from its assessment of the effectiveness of our internal control over financial reporting. As of and for the year ended December 31, 2020, Vantage SDC and zColo each represented $3.7 billion and $1.7 billion of total assets, respectively, $2.2 billion and $1.0 billion of total liabilities, respectively, and $124.2 million and $12.6 million of total revenues, respectively. Based on our evaluation, except as it relates to Vantage SDC and zColo, management concluded that our internal control over financial reporting was effective as of December 31, 2020. We are in the process of integrating the policies, processes, systems and operations of Vantage SDC and zColo into our internal control over financial reporting.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their attestation report, which is included herein.
______________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Colony Capital, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Colony Capital, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework) (the COSO criteria). In our opinion, Colony Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vantage Data Centers’ Portfolio of 12 hyperscale data centers (Vantage SDC) and Zayo Group Holdings, Inc.’s zColo assets (zColo), which are included in the 2020 consolidated financial statements of the Company and constituted $3.7 billion and $1.7 billion of total assets, respectively, $2.2 billion and $1.0 billion of total liabilities, respectively, as of December 31, 2020 and $124.2 million and $12.6 million of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vantage SDC and zColo.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules, and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2021

Item 9B. Other Information.
New Board Appointment
On February 23, 2021, the Company’s board of directors (the “Board”) elected J. Braxton Carter to serve as an independent member of the Board, effective March 2, 2021. Concurrently with the foregoing Board appointment, the Board determined to increase the size of the Board to twelve (12) directors, effective March 2, 2021; however, the Board remains committed to reducing the Board size to no more than ten (10) members by the Company’s 2021 annual meeting of stockholders.
For nearly a decade until his retirement on July 1, 2020, Mr. Carter, age 62, served as Executive Vice President and Chief Financial Officer of T-Mobile US, Inc. (NASDAQ: TMUS), where he was responsible for leading its financial functions. Mr. Carter served as MetroPCS Communications, Inc.’s Chief Financial Officer from March 2005 until the combination of MetroPCS Communications, Inc. and T-Mobile USA completed in 2013 (the “Metro Combination”). Mr. Carter also served as MetroPCS Communications Inc.’s Vice Chairman from May 2011 until the consummation of the Metro Combination. From February 2001 to March 2005, he was Vice President, Corporate Operations of MetroPCS Communications, Inc. Mr. Carter also has extensive senior management experience in the wireless and retail industry and spent 10 years in public accounting. Since July 2020, he has served as a member of the board of directors of Assurant Inc (NYSE: AIZ). Mr. Carter is a certified public accountant. Mr. Carter holds a Bachelor of Science degree from the University of Colorado with a major in accounting.
Mr. Carter has been selected as a Board member because of his substantial financial expertise, coupled with his extensive experience as an executive, in the telecommunications and technology industries during the course of his career.
In accordance with the Company’s non-employee director compensation policy as described in the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2020 with the Securities and Exchange Commission, Mr. Carter’s compensation for his services as a non-employee director will be consistent with that of the Company’s other non-employee directors, subject to proration to reflect the commencement date of his service on the Board. Mr. Carter is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.
Hospitality Sale Purchase Agreement Amendment
On February 28, 2021, the CLNY Seller Entities (as defined below), each affiliates of Colony Capital, Inc. (the “Company”), entered into a second amendment (the “Amendment”) to the Agreement of Purchase and Sale, dated September 22, 2020 (as amended from time to time, the “Sale Agreement”) with Silverplate Capital Partners LLC, a Delaware limited liability company and an affiliate of Highgate (the “Purchaser”), pursuant to which the CLNY Seller Entities agreed to sell all of the CLNY Seller Entities’ interests (the “Hospitality Interests”) in six of the Company’s hospitality portfolios, consisting of 22,676 rooms across 197 hotel properties in the U.S. The Amendment provides the Purchaser with a one-time right to extend the closing date of the transaction to March 31, 2021, if the Purchaser provides timely notice and deposits $10.0 million into escrow (which is in addition to the Purchaser’s initial $5 million deposit made at the signing of the Sale Agreement) on or before March 15, 2021. The Amendment further provides that each of the CLNY Seller Entities and the Purchaser has the right to further extend the closing date to April 15, 2021 if the party exercising the extension has a reasonable and good faith belief that certain third party consents are reasonably likely to be obtained by April 15, 2021.
In addition, the Amendment provides that the CLNY Seller Entities will receive certain purchase price credits for all or a portion of certain payments that the CLNY Seller Entities or its affiliates have made, or may make between the date of the Amendment and the closing date, with respect to the hospitality portfolios held through the Hospitality Interests.
The sale of the Hospitality Interests is expected to close in the first half of 2021; however, there can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
CMP I Owner-T, LLC, a Delaware limited liability company, CMP I CAM2-T, LLC, a Delaware limited liability company, Grand Prix Mezz Borrower Fixed LLC, a Delaware limited liability company, INK Acquisition LLC, a Delaware limited liability company, INK Acquisition III LLC, a Delaware limited liability company, Castleblack Owner Holdings, LLC, a Delaware limited liability company, Castleblack Operator Holdings, LLC, a Delaware limited liability company, MC Owner MB1-T, LLC, a Delaware limited liability company, MC OPS MB1-T, LLC, a Delaware limited liability company, NEP OPS MB2-T, LLC, a Delaware limited liability company, CNI THL Propco Holdings, LLC, a Delaware limited liability company, and CNI THL Opco Holdings, LLC, a Delaware limited liability company, are collectively referred to herein as the “CLNY Seller Entities.”

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.55.
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
•non-U.S. individuals and foreign corporations (except to the extent discussed in “—Taxation of Non-U.S. Stockholders” below);
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
The CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") (P.L. 116-136) that was signed into law on March 27, 2020 includes several significant tax provisions. These changes include:
•the elimination of the taxable income limit for net operating losses ("NOLs") for all taxable years beginning after December 31, 2017 and before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT, we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction);
•allowing our TRSs to carry back NOLs arising in 2018, 2019, and 2020 to the five taxable years preceding the taxable year of the loss;
•an increase to the business interest limitation under Section 163(j) of the Code, from 30 percent to 50 percent for taxable years 2019 and 2020 and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and
•a "technical correction" amending Section 168(e)(3)(E) of the Code to add "qualified improvement property" to "15-year property" and assigning a class life of 20 years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.
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
Even if the Company qualifies for taxation as a REIT, the Company will be subject to U.S. federal tax in the following circumstances:
•the Company will pay U.S. federal income tax on any taxable income, including net capital gain, that it does not distribute to stockholders during, or within a specified time period after, the calendar year in which the income is earned.
•for our taxable year ended December 31, 2017, the Company may be subject to the “alternative minimum tax” on any items of tax preference that it does not distribute or allocate to stockholders.
•the Company will pay income tax at the highest corporate rate on:
•net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that it holds primarily for sale to customers in the ordinary course of business; and
•other non-qualifying income from foreclosure property.
•the Company will pay a 100% tax on net income earned from sales or other dispositions of property, other than foreclosure property, by an entity other than a taxable REIT subsidiary, which we refer to as a TRS, if such property is held primarily for sale to customers in the ordinary course of business.
•if the Company fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “—Requirements for Qualification—Gross Income Tests,” and nonetheless continues to qualify as a REIT because it meets other requirements, it will pay a 100% tax on: the greater of the amount by which it fails the 75% gross income test or the 95% gross income test, multiplied, in either case, by a fraction intended to reflect its profitability.
•if the Company fails any of the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below in the section entitled “—Requirements for Qualification—Asset Tests”), as long as the failure was due to reasonable cause and not to willful neglect, the Company files a description of each asset that caused such failure with the IRS, and the Company disposes of the assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure, it will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 21%) on the net income from the non-qualifying assets during the period in which it failed to satisfy the asset tests in order to remain qualified as a REIT.
•if the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, it will be required to pay a penalty of $50,000 for each such failure in order to remain qualified as a REIT.
•if the Company fails to distribute during a calendar year at least the sum of: (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income required to be distributed from earlier periods, the Company will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount it actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.
•the Company may elect to retain and pay income tax on its net long-term capital gain. In that case, to the extent that the Company made a timely designation of such gain, a U.S. stockholder would be taxed on its proportionate share of the Company’s undistributed long-term capital gain and would receive a credit or refund for its proportionate share of the tax the Company paid.
•the Company will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.
•if the Company acquires any asset from a non-REIT C corporation in a merger or other transaction in which the Company acquires a basis in the asset that is determined by reference either to the non-REIT C corporation’s basis in the asset or to another asset, the Company will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the five-year period after it acquires the asset, provided no election is made for the transaction to be taxable on a current basis. This tax will generally apply to gain recognized with respect to assets that the Company holds as of the effective date of its REIT election (January 1, 2017) if such gain is recognized during the five-year period following such effective date or it may apply if the Company were to engage in (or, potentially, become a successor to an entity that had engaged in) a tax-free spin-off transaction under Section 355 of the Code within 5 years of such effective date. The amount of gain on which the Company would pay tax in the foregoing circumstances is the lesser of:
•the amount of gain that the Company recognizes at the time of the sale or disposition (or would have recognized if, at the time of a spin-off transaction described above, the Company had disposed of the applicable asset); and
•the amount of gain that the Company would have recognized if it had sold the asset at the time the Company acquired it, assuming that the non-REIT C corporation will not elect in lieu of this treatment an immediate tax when the asset is acquired.
•the Company may be required to pay monetary penalties to the IRS in certain circumstances, including if it fails to meet recordkeeping requirements intended to monitor its compliance with rules relating to the composition of a REIT’s stockholders, as described below in the section entitled “—Requirements for Qualification—Recordkeeping Requirements.”
•the earnings of the Company’s lower-tier entities that are subchapter C corporations, excluding any qualified REIT subsidiaries, which we refer to as QRSs, but including domestic TRSs, are subject to U.S. federal corporate income tax.
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
Requirements for Qualification
A REIT is a corporation, trust or association that meets each of the following requirements:
1.It is managed by one or more trustees or directors.

2.Its beneficial ownership is evidenced by transferable shares or by transferable certificates of beneficial interest.
3.It would be taxable as a domestic corporation but for the REIT provisions of the U.S. federal income tax laws.
4.It is neither a financial institution nor an insurance company subject to special provisions of the U.S. federal income tax laws.
5.At least 100 persons are beneficial owners of its shares or ownership certificates.
6.Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the Code defines to include certain entities, during the last half of any taxable year.
7.It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.
8.It meets certain other qualification tests, described below, regarding the nature of its income and assets and the amount of its distributions to stockholders.
9.It uses a calendar year for U.S. federal income tax purposes.
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
Taxable Mortgage Pools. An entity, or a portion of an entity, may be classified as a taxable mortgage pool, which we refer to as a TMP, under the Code if:
•substantially all of its assets consist of debt obligations or interests in debt obligations;
•more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;
•the entity has issued debt obligations that have two or more maturities; and
•the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.
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
Gross Income Tests
The Company must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of the Company’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:
•rents from real property;
•interest on debt secured by mortgages on real property or on interests in real property;
•dividends or other distributions on, and gain from the sale of, shares in other REITs;
•gain from the sale of real estate assets;
•income and gain derived from foreclosure property;
•income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years that is received during the one-year period beginning on the date on which we received such new capital.
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
Rents from Real Property
Rent that the Company receives from its real property will qualify as “rents from real property” which is qualifying income for purposes of the 75% and 95% gross income tests, only if the following conditions are met:
•First, the rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.
•Second, rents the Company receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to
•the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “—Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.
•Third, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.
•Fourth, the Company generally must not operate or manage its real property or furnish or render services to its tenants, other than through an “independent contractor” who is adequately compensated and from whom the Company does not derive revenue. However, the Company may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, the Company may provide a minimal amount of “noncustomary” services to the tenants of a property, other than through an independent contractor, as long as its income from the services (valued at not less than 150% of the Company’s direct cost of performing such services) does not exceed 1% of its income from the related property. Furthermore, the Company may own up to 100% of the stock of a TRS which may provide customary and noncustomary services to its tenants without tainting the rental income for the related properties. Refer to the section entitled “—Taxable REIT Subsidiaries.”
Unless the Company determines that the resulting non-qualifying income under any of the following circumstances, taken together with all other non-qualifying income earned by it in the taxable year, will not jeopardize its qualification as a REIT, the Company does not intend to:
•derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease;

•rent any property to a related party tenant, including, except with respect to qualified health care properties and qualified lodging facilities, a TRS;
•charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a fixed percentage or percentages of receipts or sales, as described above; or
•directly perform services considered to be noncustomary or provided for the tenant’s convenience.
With respect to the Company’s health care properties and lodging facilities leased to one of its TRSs, for the rent paid pursuant to the leases to constitute “rents from real property,” the leases must be respected as true leases for U.S. federal income tax purposes. Accordingly, the leases cannot be treated as service contracts, joint ventures or some other type of arrangement. The determination of whether the leases are true leases for U.S. federal income tax purposes depends upon an analysis of all the surrounding facts and circumstances. In making such a determination, courts have considered a variety of factors, including the following:
•the intent of the parties;
•the form of the agreement;
•the degree of control over the property that is retained by the property owner (for example, whether the lessee has substantial control over the operation of the property or whether the lessee was required simply to use its best efforts to perform its obligations under the agreement); and
•the extent to which the property owner retains the risk of loss with respect to the property (for example, whether the lessee bears the risk of increases in operating expenses or the risk of damage to the property) or the potential for economic gain with respect to the property.
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
The Company has structured, and will continue to structure, its health care property and lodging facility leases to qualify as true leases for U.S. federal income tax purposes. For example, with respect to the leases, generally:
•the property owning entity and the lessee intend for their relationship to be that of a lessor and lessee, and such relationship will be documented by a lease agreement;
•the lessee has the right to exclusive possession and use and quiet enjoyment of the property covered by the lease during the term of the lease;
•the lessee bears the cost of, and is responsible for, day-to-day maintenance and repair of the property other than the cost of certain capital expenditures, and dictates through the property manager, who works for the lessee during the terms of the lease, how the property is operated and maintained;
•the lessee bears all of the costs and expenses of operating the property, including the cost of any inventory used in their operation, during the term of the lease, other than the cost of certain furniture, fixtures and equipment, and certain capital expenditures;
•the lessee benefits from any savings and bears the burdens of any increases in the costs of operating the property during the term of the lease;
•in the event of damage or destruction to a property, the lessee will be at economic risk because it will bear the economic burden of the loss in income from operation of the property subject to the right, in certain circumstances, to terminate the lease if the lessor does not restore the property to its prior condition;
•the lessee generally indemnifies the lessor against all liabilities imposed on the lessor during the term of the lease by reason of (A) injury to persons or damage to property occurring at the property or (B) the lessee’s use, management, maintenance or repair of the property;
•the lessee is obligated to pay, at a minimum, substantial base rent for the period of use of the property under the lease;
•the lessee stands to incur substantial losses or reap substantial gains depending on how successfully it, through the property manager, who works for the lessee during the terms of the leases, operates the property;
•the lease enables the tenant to derive a meaningful profit, after expenses and taking into account the risks associated with the lease, from the operation of the property during the term of the lease; and

•upon termination of the lease, the property will be expected to have a remaining useful life equal to at least 20% of its expected useful life on the date the lease is entered into, and a fair market value equal to at least 20% of its fair market value on the date the lease was entered into.
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
Prohibited Transactions
A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. The Company believes that none of its assets are held or will be held primarily for sale to customers and that a sale of any of its assets has not been, and will not be, in the ordinary course of its business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:
•the REIT has held the property for not less than two years;
•the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the selling price of the property;
•either: (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or sales to which Section 1031 or 1033 of the Code applies; (ii) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of the year; (iii) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year; (iv)(A) the aggregate adjusted tax bases of all such properties sold by the REIT during the year did not exceed 20% of the aggregate adjusted bases of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by adjusted bases) taking into account the current and two prior years did not exceed 10%; or (v)(A) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 20% of the aggregate fair market value of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by fair market value) taking into account the current and two prior years did not exceed 10%;
•in the case of property not acquired through foreclosure or lease termination, the REIT has held the property for at least two years for the production of rental income; and
•if the REIT has made more than seven sales of non-foreclosure property during the taxable year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income or a TRS.
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
Foreclosure Property
The Company will be subject to tax at the maximum corporate rate on any income from foreclosure property, which includes certain foreign currency gains and related deductions recognized, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;
•for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.
A REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;
•on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or
•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.
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
•the Company’s failure to meet those tests is due to reasonable cause and not to willful neglect; and
•following such failure for any taxable year, the Company files a schedule of the sources of its income with the IRS.
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
Asset Tests
To qualify as a REIT, the Company also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of its total assets must consist of:
•cash or cash items, including certain receivables and money market funds;
•government securities;
•interests in real property, including leaseholds, options to acquire real property and leaseholds, and personal property to the extent such personal property is leased in connection with real property and rents attributable to such personal property are treated as “rents from real property”;
•interests in mortgage loans secured by real property;
•stock in other REITs and debt instruments issued by “publicly offered REITs”;
•investments in stock or debt instruments during the one-year period following the Company’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and
•regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if the Company held such assets, the Company will be treated as holding directly its proportionate share of the assets of such REMIC.
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
For purposes of the 5% asset test, the 10% vote or value test and the 25% securities test, the term “securities” does not include stock in another REIT, debt of a “publicly offered REIT,” equity or debt securities of a QRS or, in the case of the 5% asset test and 10% vote or value test, TRS debt or equity, mortgage loans or mortgage-backed securities that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT (other than a “publicly offered REIT”), except, for purposes of the 10% value test, the term “securities” does not include:
•“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which the Company or any TRS in which the Company owns more than 50% of the voting power or value of the shares hold non-”straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:
•a contingency relating to the time of payment of interest or principal, as long as either: (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield; or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by the Company exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and
•a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice;
•Any loan to an individual or an estate;

•Any “section 467 rental agreement” other than an agreement with a related party tenant;
•Any obligation to pay “rents from real property”;
•Certain securities issued by governmental entities;
•Any security issued by a REIT;
•Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which the Company is a partner to the extent of its proportionate interest in the equity and debt securities of the partnership; and
•Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in the section entitled “—Gross Income Tests.”
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
Failure to Satisfy the Asset Tests
The Company has monitored, and will continue to monitor, the status of its assets for purposes of the various asset tests. If the Company fails to satisfy the asset tests at the end of a calendar quarter, it will not lose its REIT qualification if:
•the Company satisfied the asset tests at the end of the preceding calendar quarter; and
•the discrepancy between the value of the Company’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.
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
Distribution Requirements
Each taxable year, the Company must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of:
•90% of its “REIT taxable income,” computed without regard to the dividends paid deduction and its net capital gain or loss; and
•90% of its after-tax net income, if any, from foreclosure property; minus
•the sum of certain items of non-cash income.
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
The Company will pay U.S. federal income tax on taxable income, including net capital gain, that it does not distribute to stockholders. Furthermore, if the Company fails to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:
•85% of its REIT ordinary income for such year;
•95% of its REIT capital gain income for such year; and
•any undistributed taxable income from prior periods,
The Company will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts it actually distributes.
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
•a citizen or resident of the United States;
•a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any of its states or the District of Columbia;
•an estate whose income is subject to U.S. federal income taxation regardless of its source; or
•a trust if: (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust; or (ii) it has a valid election in place to be treated as a U.S. person.
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
Distributions to Holders of Depositary Shares. Owners of depositary shares will be treated for U.S. federal income tax purposes as if they were owners of the underlying preferred stock represented by such depositary shares. Accordingly, such owners will be entitled to take into account, for U.S. federal income tax purposes, income and deductions to which they would be entitled if they were direct holders of the underlying preferred shares. In addition, (1) no gain or loss will be recognized for U.S. federal income tax purposes upon the withdrawal of certificates evidencing the underlying preferred stock in exchange for depositary receipts, (2) the tax basis of each share of the underlying preferred stock to an exchanging owner of depositary shares will, upon such exchange, be the same as the aggregate tax basis of the depositary shares exchanged therefore, and (3) the hold period for the underlying preferred stock in the hands of an exchanging owner of depositary shares will include the period during which such person owned such depositary shares.
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
Taxation of Tax-Exempt Stockholders
Tax-exempt entities, including qualified employee pension and profit-sharing trusts and individual retirement accounts and annuities, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, which we refer to as UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that the Company distributes to tax-

exempt stockholders generally should not constitute UBTI. However, if a tax-exempt stockholder were to finance its investment in our stock with debt, a portion of the income that it receives from the Company would constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from the Company as UBTI. Finally, in certain circumstances, a qualified employee pension or profit-sharing trust that owns more than 10% of our stock is required to treat a percentage of the dividends that it receives from the Company as UBTI if the Company is a “pension-held REIT.” Such percentage is equal to the gross income that the Company derives from an unrelated trade or business, determined as if the Company were a pension trust, divided by the Company’s total gross income for the year in which the Company pays the dividends. That rule applies to a pension trust holding more than 10% of our stock only if:
•the percentage of the Company’s dividends that the tax-exempt trust would be required to treat as UBTI is at least 5%;
•the Company qualifies as a REIT by reason of the modification of the rule requiring that no more than 50% of our stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our stock in proportion to its actuarial interests in the pension trust (refer to the section entitled “—Requirements for Qualification”); and
•either: (i) one pension trust owns more than 25% of the value of our stock; or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively owns more than 50% of the value of our stock.
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
A non-U.S. stockholder that receives a distribution that is not attributable to gain from the Company’s sale or exchange of a “United States real property interest,” which we refer to as USRPI, and that the Company does not designate as a capital gain dividend or retained capital gain, will recognize ordinary income to the extent that the Company pays such distribution out of its current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. If a distribution is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distribution, and a non-U.S. stockholder that is a corporation also may be subject to the 30% branch profits tax with respect to the distribution. The Company plans to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. stockholder unless either:
•a lower treaty rate applies and the non-U.S. stockholder provides an IRS Form W-8BEN or W-8BEN-E to the Company evidencing eligibility for that reduced rate; or
•the non-U.S. stockholder files an IRS Form W-8ECI with the Company claiming that the distribution is effectively connected income.
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
Information Reporting Requirements and Backup Withholding; Shares Held Offshore
The Company will report to its stockholders and to the IRS the amount of distributions it pays during each calendar year, and the amount of tax it withholds, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:
•is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or
•provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.
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
Classification as Partnerships. The Company is entitled to include in its income its distributive share of each Partnership’s income and to deduct its distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) rather than as a corporation or an association taxable as a corporation. An unincorporated domestic entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:
•is treated as a partnership under the Treasury Regulations relating to entity classification or the check-the-box regulations, as described below; and
•is not a “publicly traded” partnership, as defined below.
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
Basis in Partnership Interest. The Company’s adjusted tax basis in any Partnership generally is equal to:
▪the amount of cash and the basis of any other property contributed by the Company to the Partnership;
▪increased by the Company’s allocable share of the Partnership’s income and its allocable share of indebtedness of the Partnership; and
▪reduced, but not below zero, by the Company’s allocable share of the Partnership’s loss and the amount of cash distributed to the Company and by constructive distributions resulting from a reduction in the Company’s share of indebtedness of the Partnership.
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
Treatment of Depositary Shares
Owners of depositary shares will be treated for U.S. federal income tax purposes as if they were owners of the preferred stock represented by such depositary shares. Accordingly, such owners will be entitled to take into account, for U.S. federal income tax purposes, income and deductions to which they would be entitled if they were holders of such preferred stock. In addition, (i) no gain or loss will be recognized for U.S. federal income tax purposes upon the withdrawal of preferred stock to an exchange owner of depositary shares, (ii) the tax basis of each share of preferred stock to an exchanging owner of depositary shares will, upon such exchange, be the same as the aggregate tax basis of the depositary shares exchanged therefor, and (iii) the hold period for preferred stock in the hands of an exchanging owner of depositary shares will include the period during which such person owned such depositary shares.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Colony Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Colony Capital, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for financial instruments in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.
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

Real Estate Impairment
Description of the Matter
As more fully disclosed in Note 4 to the consolidated financial statements, during the year ended December 31, 2020, the Company recorded approximately $1,952 million in impairment losses related to real estate assets classified as held for disposition or sold and real estate assets classified as held for investment that are not expected to be recovered through future undiscounted cash flows.
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
We obtained the Company’s assessments of quantitative and qualitative indicators of impairment for a sample of its real estate assets. To test these assessments, we obtained supporting documentation, and for a sample of properties subject to a quantitative impairment assessment, we obtained supporting documentation to substantiate key inputs used in the assessment, compared the significant assumptions used to estimate future cash flows to current industry and economic trends, and tested the mathematical accuracy of management’s calculations. We also involved our valuation specialists to assist in evaluating the reasonableness of significant assumptions used in the fair value estimate and consistency of such assumptions with external data sources.

Impairment of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill related to its other segment was $81.6 million. As more fully disclosed in Notes 2 and 7 to the consolidated financial statements, the Company tests goodwill for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the year ended December 31, 2020, the Company recorded impairment of $594 million related to the Other segment.
Auditing management’s impairment assessment for goodwill is highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The fair value estimates are sensitive to significant assumptions including, but not limited to, the impact of the transition to the digital investment management business and the value of Colony Credit Real Estate, Inc. management contract to the Company’s other investment management reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s determination and review of the significant assumptions used in the estimate.
We obtained supporting documentation to substantiate key inputs used in the assessment, compared the significant assumptions used to estimate future cash flows to Company forecasts and contractual data, performed a sensitivity analysis to evaluate the assumptions that were most significant to the estimate, and tested the mathematical accuracy of management’s calculations. We also involved our valuation specialists to assist in evaluating the reasonableness of significant assumptions used in the fair value estimate and consistency of such assumptions with external data sources.

Asset Acquisitions—Recognition of acquired assets and liabilities
Description of the Matter
As more fully discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisitions of Vantage Data Centers’ portfolio of 12 stabilized hyperscale data centers and Zayo Group Holdings, Inc.’s zColo colocation assets for an aggregate purchase price of approximately $2.7 billion plus assumed liabilities. As explained in Notes 2 and 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, the acquired assets, assumed liabilities and noncontrolling interests are recorded at their relative fair values.
Auditing the Company’s accounting for the acquisitions was complex due to the significant estimation required by management in determining the relative fair values of the acquired tangible and intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the tangible and intangible assets as well as the sensitivity of the respective fair values to the underlying assumptions. The Company utilized discounted cash flows, sales comparison, and direct cost approaches to measure the fair value of the acquired tangible and intangible assets. The more significant assumptions utilized included, but were not limited to, market revenues and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired tangible and intangible assets, including controls over the Company’s review of the assumptions underlying the fair value analysis, the cash flow projections, and the accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of acquired tangible and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
To test the fair values of acquired tangible and intangible assets used in the purchase price allocation, we performed audit procedures that included, among others, evaluating the valuation methods and significant assumptions used by management, testing the completeness and accuracy of the underlying data supporting the determination of the various inputs, and testing its clerical accuracy. Finally, we involved our valuation specialists to assist in evaluating the methodologies used by the Company, performing procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates, and performing corroborative calculations to assess the reasonableness of the acquired tangible and intangible assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
March 1, 2021

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$703,544	$1,205,190
Restricted cash	161,919	91,063
Real estate, net	8,727,920	6,218,196
Loans receivable (at fair value at December 31, 2020)	1,295,337	1,566,328
Equity and debt investments ($465,036 and $457,693 at fair value, respectively)	1,737,479	2,313,805
Goodwill	842,929	1,452,891
Deferred leasing costs and intangible assets, net	1,524,968	632,157
Assets held for disposition ($3,332,276 and $4,679,169 held for sale, respectively)	4,105,801	5,743,085
Other assets ($99 and $21,382 at fair value, respectively)	1,017,119	557,989
Due from affiliates	83,544	51,480
Total assets	$20,200,560	$19,832,184
Liabilities
Debt, net	$7,789,738	$5,517,918
Accrued and other liabilities ($128,057 and $127,531 at fair value, respectively)	1,310,100	887,519
Intangible liabilities, net	94,196	111,484
Liabilities related to assets held for disposition	3,697,541	3,862,521
Due to affiliates	601	34,064
Dividends and distributions payable	18,516	83,301
Preferred stock redemptions payable	—	402,855
Total liabilities	12,910,692	10,899,662
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	305,278	6,107
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 483,406 and 487,044 shares issued and outstanding, respectively	4,834	4,871
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,570,473	7,553,599
Accumulated deficit	(6,195,456)	(3,389,592)
Accumulated other comprehensive income	122,123	47,668
Total stockholders’ equity	2,501,471	5,216,043
Noncontrolling interests in investment entities	4,327,372	3,254,188
Noncontrolling interests in Operating Company	155,747	456,184
Total equity	6,984,590	8,926,415
Total liabilities, redeemable noncontrolling interests and equity	$20,200,560	$19,832,184

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Property operating income	$936,160	$737,364	$766,923
Interest income	80,471	166,765	214,588
Fee income ($176,524, $220,584 and $143,218 from affiliates, respectively)	177,755	223,915	144,443
Other income ($23,855, $64,226 and $34,695 from affiliates, respectively)	42,208	78,779	45,978
Total revenues	1,236,594	1,206,823	1,171,932
Expenses
Property operating expense	423,716	333,354	345,495
Interest expense	310,454	306,809	334,560
Investment and servicing expense	62,529	60,646	52,087
Transaction costs	5,966	3,607	7,259
Depreciation and amortization	431,443	307,594	251,981
Provision for loan loss	—	35,880	43,034
Impairment loss	1,473,997	1,086,530	500,434
Compensation expense—cash and equity-based	246,938	209,504	207,370
Compensation expense—carried interest and incentive fee	(8,437)	16,564	7,485
Administrative expenses	110,210	89,906	98,364
Settlement loss	5,090	—	—
Total expenses	3,061,906	2,450,394	1,848,069
Other income (loss)
Gain on sale of real estate	25,986	62,003	154,980
Other gain (loss), net	(211,084)	(194,106)	53,166
Equity method earnings (losses)	(455,840)	(140,384)	(9,601)
Equity method earnings (losses)—carried interest	(8,026)	11,682	9,525
Loss from continuing operations before income taxes	(2,474,276)	(1,504,376)	(468,067)
Income tax benefit (expense)	10,039	(13,976)	50,104
Loss from continuing operations	(2,464,237)	(1,518,352)	(417,963)
Income (loss) from discontinued operations	(1,326,173)	1,369,437	(77,212)
Net loss	(3,790,410)	(148,915)	(495,175)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	616	2,559	(3,708)
Investment entities	(812,547)	990,360	67,994
Operating Company	(302,720)	(93,027)	(39,854)
Net loss attributable to Colony Capital, Inc.	(2,675,759)	(1,048,807)	(519,607)
Preferred stock redemption (Note 14)	—	(5,150)	(3,995)
Preferred stock dividends	75,023	108,550	117,097
Net loss attributable to common stockholders	$(2,750,782)	$(1,152,207)	$(632,709)
Loss per share—basic
Loss from continuing operations per common share—basic	$(3.60)	$(3.16)	$(1.12)
Net loss attributable to common stockholders per common share—basic	$(5.81)	$(2.41)	$(1.28)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(3.60)	$(3.16)	$(1.12)
Net loss attributable to common stockholders per common share—diluted	$(5.81)	$(2.41)	$(1.28)
Weighted average number of shares
Basic	473,558	479,588	496,993
Diluted	473,558	479,588	496,993
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(3,790,410)	$(148,915)	$(495,175)
Changes in accumulated other comprehensive income (loss) related to:
Investments in unconsolidated ventures, net	9,292	6,366	(1,809)
Available-for-sale debt securities	(1,964)	12,052	(18,645)
Cash flow hedges	(30)	(767)	(487)
Foreign currency translation	160,008	(24,234)	(81,135)
Net investment hedges	21,001	27,541	33,747
Other comprehensive income (loss)	188,307	20,958	(68,329)
Comprehensive loss	(3,602,103)	(127,957)	(563,504)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	616	2,559	(3,708)
Investment entities	(706,374)	973,447	34,573
Operating Company	(294,577)	(89,793)	(41,719)
Comprehensive loss attributable to stockholders	$(2,601,768)	$(1,014,170)	$(552,650)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2017	$1,606,966	$5,433	$7,913,622	$(1,165,412)	$47,316	$8,407,925	$3,539,072	$402,395	$12,349,392
Cumulative effect of adoption of new accounting pronouncements (Note 2)	—	—	—	(1,018)	(202)	(1,220)	—	—	(1,220)
Net income (loss)	—	—	—	(519,607)	—	(519,607)	67,994	(39,854)	(491,467)
Other comprehensive loss	—	—	—	—	(33,043)	(33,043)	(33,421)	(1,865)	(68,329)
Redemption of preferred stock (Note 14)	(199,471)	—	(529)	—	—	(200,000)	—	—	(200,000)
Common stock repurchases	—	(614)	(350,096)	—	—	(350,710)	—	—	(350,710)
Redemption of OP Units for cash and class A common stock	—	20	29,014	—	—	29,034	—	(33,864)	(4,830)
Equity-based compensation	—	34	39,672	—	—	39,706	486	1,414	41,606
Shares canceled for tax withholdings on vested stock awards	—	(33)	(34,170)	—	—	(34,203)	—	—	(34,203)
Reclassification of contingent consideration out of liability at end of measurement period	—	—	12,539	—	—	12,539	—	—	12,539
Issuance of OP Units and common stock—contingent consideration	—	1	—	—	—	1	—	24,608	24,609
Deconsolidation of investment entities (Note 6)	—	—	—	—	—	—	(330,980)	—	(330,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,059,891	—	1,059,891
Distributions to noncontrolling interests	—	—	—	—	—	—	(489,261)	(13,793)	(503,054)
Preferred stock dividends	—	—	—	(115,019)	—	(115,019)	—	—	(115,019)
Common stock dividends declared ($0.44 per share)	—	—	—	(217,246)	—	(217,246)	—	—	(217,246)
Reallocation of equity (Notes 2 and 15)	—	—	(12,033)	—	(72)	(12,105)	(34,053)	21,549	(24,609)
Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370

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

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net income loss	—	—	—	(2,675,759)	—	(2,675,759)	(812,547)	(302,720)	(3,791,026)
Other comprehensive income	—	—	—	—	73,991	73,991	106,173	8,143	188,307
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Fair value of noncontrolling interest assumed in asset acquisition	—	—	—	—	—	—	366,136	—	366,136
Deconsolidation of investment entities (Note 8)	—	—	—	—	—	—	(80,921)	—	(80,921)
Redemption of OP Units for cash and class A common stock	—	22	7,735	—	—	7,757	—	(7,757)	—
Equity-based compensation	—	96	35,265	—	—	35,361	1,172	2,673	39,206
Shares canceled for tax withholdings on vested stock awards	—	(28)	(7,721)	—	—	(7,749)	—	—	(7,749)
Issuance of warrant (Note 15)	—	—	20,240	—	—	20,240	—	—	20,240
Costs related to contributions from noncontrolling interest	—	—	(6,707)	—	—	(6,707)	—	—	(6,707)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,832,740	—	1,832,740
Distributions to noncontrolling interests	—	—	—	—	—	—	(339,414)	(5,857)	(345,271)
Preferred stock dividends	—	—	—	(74,064)	—	(74,064)	—	—	(74,064)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2)	—	—	(7,316)	—	464	(6,852)	1,422	5,430	—
Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,790,410)	$(148,915)	$(495,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	(6,154)	(19,602)	(23,194)
Paid-in-kind interest added to loan principal, net of interest received	(38,398)	(62,464)	(38,408)
Straight-line rent income	(20,453)	(20,741)	(29,330)
Amortization of above- and below-market lease values, net	(6,446)	(19,813)	(6,862)
Amortization of deferred financing costs and debt discount and premium, net	15,602	103,537	89,639
Equity method losses (gains)	463,866	87,444	(10,560)
Distributions of income from equity method investments	102,612	143,417	79,995
Provision for loan losses	—	35,880	43,034
Allowance for doubtful accounts	7,247	6,793	26,860
Impairment of real estate and related intangibles and right-of-use assets	1,987,130	358,443	588,223
Goodwill impairment	594,000	788,000	—
Depreciation and amortization	578,282	596,262	572,406
Equity-based compensation	34,959	39,573	41,876
Unrealized settlement loss	3,890	—	—
Gain on sales of real estate, net	(41,922)	(1,520,808)	(167,231)
Settlement of forward starting interest rate swap	—	(365,111)	—
Deferred income tax benefit	(25,086)	(9,602)	(69,430)
Other loss (gain), net	211,967	190,638	(51,706)
Decrease (increase) in other assets and due from affiliates	14,392	(23,937)	(40,123)
(Increase) decrease in accrued and other liabilities and due to affiliates	16,763	19,985	(470)
Other adjustments, net	(11,948)	(8,111)	(2,579)
Net cash provided by operating activities	89,893	170,868	506,965
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(430,548)	(247,357)	(548,163)
Return of capital from equity method investments	294,932	224,169	433,144
Acquisition of loans receivable and debt securities	—	(771)	(104,247)
Net disbursements on originated loans	(219,990)	(168,960)	(317,952)
Repayments of loans receivable	227,831	229,970	143,360
Proceeds from sales of loans receivable and debt securities	46,272	66,249	225,607
Cash receipts in excess of accretion on purchased credit-impaired loans	—	31,128	159,229
Acquisition of and additions to real estate, related intangibles and leasing commissions	(2,559,343)	(1,918,317)	(1,349,467)
Proceeds from sales of real estate	431,198	6,108,153	864,347
Proceeds from paydown and maturity of debt securities	5,721	11,205	43,625
Cash and restricted cash contributed to CLNC (Note 6)	—	—	(141,153)
Proceeds from sale of equity investments	287,899	165,657	231,040
Proceeds from sale of equity interests in securitization trusts, net of cash and restricted cash deconsolidated (Note 13)	—	—	142,270
Investment deposits	(11,660)	(14,928)	(34,314)
Net receipts (payments) on settlement of derivatives	27,097	46,466	(15,954)
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price (Note 3)	(32,500)	(184,167)	—
Acquisition of DataBank, net of cash acquired (Note 3)	—	(172,365)	—
Other investing activities, net	1,111	22,806	415
Net cash (used in) provided by investing activities	(1,931,980)	4,198,938	(268,213)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(79,333)	$(108,548)	$(120,702)
Dividends paid to common stockholders	(106,510)	(214,149)	(310,519)
Repurchase of common stock	(24,749)	(10,734)	(343,143)
Proceeds from issuance of exchangeable senior notes	291,000	—	—
Repurchase of convertible senior notes	(370,998)	—	—
Borrowings from corporate credit facility	600,000	810,200	685,000
Repayment of borrowings from corporate credit facility	(600,000)	(810,200)	(735,000)
Borrowings from secured debt	2,016,833	4,664,450	1,791,021
Repayments of secured debt	(1,684,001)	(5,745,509)	(1,985,990)
Payment of deferred financing costs	(54,750)	(82,202)	(28,630)
Contributions from noncontrolling interests	1,906,250	578,706	1,019,888
Distributions to and redemptions of noncontrolling interests	(360,304)	(2,847,830)	(518,864)
Contribution from Wafra (Note 15)	253,575	—	—
Redemption of preferred stock	(402,855)	—	(200,000)
Shares canceled for tax withholdings on vested stock awards	(7,749)	(3,627)	(34,203)
Redemption of OP Units for cash	—	—	(4,830)
Other financing activities, net	(3,382)	(10,143)	(2,432)
Net cash provided by (used in) financing activities	1,373,027	(3,779,586)	(788,404)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,370	1,748	(11,538)
Net (decrease) increase in cash, cash equivalents and restricted cash	(461,690)	591,968	(561,190)
Cash, cash equivalents and restricted cash, beginning of period	1,424,698	832,730	1,393,920
Cash, cash equivalents and restricted cash, end of period	$963,008	$1,424,698	$832,730
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2020	2019	2018
Beginning of the period
Cash and cash equivalents	$1,205,190	$461,912	$921,822
Restricted cash	91,063	135,650	216,754
Restricted cash included in assets held for disposition	128,445	235,168	255,344
Total cash, cash equivalents and restricted cash, beginning of period	$1,424,698	$832,730	$1,393,920

End of the period
Cash and cash equivalents	$703,544	$1,205,190	$461,912
Restricted cash	161,919	91,063	135,650
Restricted cash included in assets held for disposition	97,545	128,445	235,168
Total cash, cash equivalents and restricted cash, end of period	$963,008	$1,424,698	$832,730
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
1. Business
Colony Capital, Inc. (together with its consolidated subsidiaries, the "Company") is a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital real estate.
Following the acquisition in July 2019 of Digital Bridge Holdings, LLC (“DBH”), an investment manager dedicated to digital real estate and infrastructure, the Company is currently the only global real estate investment trust ("REIT") that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells. Marc C. Ganzi, who co-founded DBH, became the Chief Executive Officer ("CEO") and President of the Company effective July 1, 2020. In connection with Mr. Ganzi’s appointment as the Company’s CEO and President, the Board of Directors of the Company (the "Board") appointed Mr. Ganzi to the Board, also effective as of July 1, 2020. Thomas J. Barrack, Jr., who, prior to July 1, 2020, served as the Company’s CEO and President, continues to serve in his role as Executive Chairman of the Company and the Board. In addition, Jacky Wu was appointed as the Company’s Chief Financial Officer, effective July 1, 2020.
At December 31, 2020, the Company has $42 billion of assets under management, of which $29 billion is dedicated to digital real estate and infrastructure.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2020, the Company owned 90% of the OP, as its sole managing member. The remaining 10% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes.
Acceleration of Digital Transformation and COVID-19 Considerations
The world continues to face significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19, global pandemic. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, continue to have a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company and its investees' real estate investments in the hospitality, wellness infrastructure and retail sectors have experienced a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company's hotel and wellness infrastructure properties, which in turn, affected the ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company) and ability to refinance or extend upcoming maturities; flexible lease payment terms sought by tenants; incremental property operating costs such as labor and supplies in response to COVID-19; payment defaults on the Company's loans receivable; and a distressed market affecting real estate values in general. Such adverse impact may continue well beyond the containment of the COVID-19 pandemic. Furthermore, the COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The volatility in equity and debt markets, and the economic contraction due to COVID-19 have adversely affected the valuation of certain of the Company's financial assets carried at fair value, such as loans receivable (Note 12), and also resulted in impairment of certain non-financial assets, in particular, non-digital real estate (Note 4) and equity method investments (Note 6).
Additionally, the COVID-19 crisis has reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on digital infrastructure. Accordingly, in the second quarter of 2020, the Company determined to accelerate its shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation requires a rotation of the Company's non-digital assets into digital-focused investments. As a result, the Company shortened its assumptions of hold periods on its non-digital assets, in particular its hotel and wellness infrastructure assets, which significantly reduced the undiscounted future net cash flows to be generated by these assets below their carrying values at June 30, 2020. The shortfall in estimated future net cash flows from these assets was further exacerbated by the negative effects of COVID-19 on property operations and market values, as noted above. As a result, significant impairment was recognized in the second quarter of 2020 on the Company's hotel and wellness infrastructure assets. In the third quarter of 2020, as the Company expects to exit its hospitality business through a sale of its hotel assets (as discussed further below), additional write-downs were recorded to align the hotel carrying values to the agreed upon selling price. The acceleration of the Company's digital transformation and the overall reduction in value of the Company's non-digital balance sheet also caused a shortfall in the fair value of the Company's other investment management reporting unit over its carrying value, resulting in significant impairment to the other investment management goodwill in the second quarter of 2020 (Note 7).
The various impairment and fair value decreases as a result of the acceleration of the Company's digital transformation collectively accounted for $3.2 billion of charges in 2020, of which $2.5 billion was attributable to the OP. These amounts are reflected within impairment loss, other loss, equity method losses and within impairment loss in discontinued operations on the statement of operations.
The Company believes that it has materially addressed overall recoverability in value in its financial statements across all of its non-digital assets as of December 31, 2020, applying the Company's best estimates and assumptions at this time based upon external factors known to date and the Company's expected digital transformation timeline. If the extent and duration of the economic effects of COVID-19 negatively affect the Company's financial condition and results of operations beyond the Company's current projections, the estimates and assumptions currently applied by the Company may change, which may lead to further impairment and fair value decreases in its non-digital assets that could be material in the future.
Exit of the Hospitality Business
In September 2020, the Company entered into a definitive agreement with a third party to sell five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that were acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio"), in the Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and the remaining interests in the THL Hotel Portfolio will continue to be held by investment vehicles managed by the Company. Two of the hotel portfolios that are being sold in the Hospitality segment are held through joint ventures in which the Company holds a 90% and a 97.5% interest, respectively. The aggregate gross proceeds of $67.5 million, subject to certain adjustments as provided in the sale agreement, as amended, represents a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt. Consummation of the sale is subject to customary closing conditions, including but not limited to, acquirer’s assumption of the outstanding mortgage notes encumbering the hotel properties and third party approvals. In October 2020 and February 2021, the parties amended the sale agreement to address certain payments made or that may be made by the Company to lenders or otherwise in connection with the hospitality portfolios, and, subject to the satisfaction of certain conditions, to provide the Company with a purchase price credit for a portion of such funded amounts. The sale is expected to close in the first half of 2021. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
The Company’s pending exit from the hospitality business represents a key milestone in its digital transformation. Accordingly, the sale of these hotel portfolios is a strategic shift that will have a significant effect on the Company’s operations and financial results, and has met the criteria as held for sale and discontinued operations. For all current and prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 8) and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (Note 16).
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
Noncontrolling Interests in Investment Entities—This represents predominantly interests in consolidated investment entities held by private investment funds managed by the Company or held by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
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
The Company has elected to account for certain equity method investments at fair value and effective January 1, 2020, elected fair value option for all loans receivable upon adoption of Accounting Standards Codification ("ASC") 326, Financial Instruments—Credit Losses.

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
Contingent Consideration—Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business or a VIE is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. Contingent consideration in connection with the acquisition of assets (and that is not a VIE) is generally recognized only when the contingency is resolved, as part of the basis of the acquired assets.
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

Restricted Cash
Restricted cash consists primarily of amounts related to operating real estate and loans receivable, investment sales proceeds held in escrow, and cash held by the Company’s foreign subsidiaries due to certain regulatory capital requirements.
Real Estate Assets
Real Estate Acquisitions
Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, site and building improvements, infrastructure, equipment, lease-related tangible and intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values, and tenant relationships. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost for a similar property, as appropriate. The fair value of site and tenant improvements and infrastructure assets are estimated based upon current market replacement costs and other relevant market rate information.
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Land improvements	5 to 21 years
Building (fee interest)	5 to 51 years
Building leasehold interests	Lesser of remaining term of lease or remaining life of building
Building improvements	Lesser of useful life or remaining life of building
Tenant improvements	Lesser of useful life or remaining term of lease
Data center infrastructure	10 to 19 years
Furniture, fixtures and equipment	1 to 20 years
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
Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming, with reversal of interest income and suspension of interest income recognition. Recognition of interest income may be restored when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
Fair Value Option
Effective January 1, 2020, the Company elected the fair value option for all loans receivable upon adoption of ASC") 326, Financial Instruments—Credit Losses.
Loan fair values are generally determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes, but is not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results and/or value of the underlying collateral.
For loans that are nonperforming where recognition of interest income is suspended, any interest subsequently collected is recognized on a cash basis by crediting income when received.
Origination and other fees charged to the borrower are recognized immediately as interest income when earned. Costs to originate or purchase loans are expensed as incurred.
Amortized Cost
Prior to 2020, all loans receivable were accounted for under the amortized cost framework which depends on the Company's strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or if the lending arrangement is an acquisition, development and construction loan, as follows.
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.

Interest Income—For loans placed on nonaccrual status where recognition of interest income is suspended, any interest subsequently collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan carrying value.
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
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectable. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral dependent loans are written down to the fair value of the collateral less disposal cost through a provision and a charge-off against allowance for loan losses.
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
On January 1, 2018, the Company recorded a $0.6 million decrease to accumulated deficit to reflect the measurement of equity investments at fair value through earnings upon adoption of Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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

Impairment—The Company performs an assessment, at least quarterly, to determine whether its AFS debt securities are considered to be impaired, that is if their fair value is less than their amortized cost basis.
If the Company intends to sell the impaired debt security or is more likely than not will be required to sell the debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings within other gain (loss) as a write-off of the amortized cost basis of the debt security.
If the Company does not intend to sell or is not more likely than not required to sell the debt security before recovery of its amortized cost:
•Effective January 1, 2020, the credit component of the loss is recognized in earnings within other gain (loss) as an allowance for credit loss, which may be subject to reversal for subsequent recoveries in fair value. The non-credit loss component is recognized in other comprehensive income or loss ("OCI"). The allowance is charged off against the amortized cost basis of the security if in a subsequent period, the Company intends to or more likely than not will be required to sell the security, or if the Company deems the security to be uncollectable.
•Prior to 2020, the Company evaluated if the decline in fair value was other-than-temporary, in which case, the credit loss component was recognized in earnings within other gain (loss) as a write-off of the amortized cost basis of the debt security that was not subject to subsequent reversal. The difference between the new amortized cost basis and the cash flows expected to be collected was accreted as interest income. The non-credit loss component was recognized in OCI. If the impairment was not other-than-temporary, the entire unrealized loss was recognized in OCI.
In assessing impairment and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
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
The Company's identifiable intangible assets are generally valued under the income approach, using an estimate of future net cash flows, discounted based upon risk-adjusted returns for similar underlying assets.
Lease-Related Intangibles—Identifiable intangibles recognized in acquisitions of operating real estate include in-place leases, deferred leasing costs, above- or below-market leases, and tenant relationships.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without a lease contract in place. Acquired in-place leases are valued as the forgone rental income had the property been acquired in an as if vacant state, using market data on comparable and recently signed leases. Deferred leasing costs represent leasing commissions and legal fees that would otherwise have been incurred if a lease was not in-place. Acquired in-place leases and deferred leasing costs are amortized on a straight-line basis to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The value of the above- or below-market component of acquired leases represents the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are assumed to be renewed if below market, which are amortized to increase rental income over the renewal period.
Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the time it would take to execute a new lease or backfill a vacant space. Tenant relationships are amortized on a straight-line basis to depreciation and amortization expense over its estimated useful life.
Investment Management Intangibles—Identifiable intangibles recognized in acquisition of an investment management business generally include management contracts, which represent contractual rights to future fee income from in-place management contracts that is amortized based upon expected cash flows over the remaining term of the contracts; and investor relationships, which represent potential fee income generated from future reinvestment by existing investors that is amortized on a straight-line basis over its estimated useful life.
Other Intangible Assets—In addition to leasing activities, data center operators provide various data center services to their customers, largely in the colocation business, which give rise to customer service contract and customer relationship intangible assets in an acquisition of operating data centers. Customer service contracts are valued based upon an estimate of net cash flows from providing data center services that would have been forgone if these service contracts were not in place, taking into consideration the time it would take to execute a new contract. Customer service contracts are amortized on a straight-line basis over the remaining term of the respective contracts, and if the service contract is terminated, the remaining unamortized balance is charged off. Customer relationships represent incremental net cash flows to the business that is attributable to these in-place relationships, and is amortized on a straight-line basis over its estimated useful life.
Trade names are recognized as a separate identifiable intangible asset to the extent the Company intends to continue using the trade name post-acquisition. Trade names are valued as the savings from royalty fees that would have otherwise been incurred. Trade names are amortized on a straight-line basis over the estimated useful life, or not amortized if they are determined to have an indefinite useful life.
Impairment
Identifiable intangible assets are reviewed periodically to determine if circumstances exist which may indicate a potential impairment. If such circumstances are considered to exist, the Company evaluates if carrying value of the intangible asset is recoverable based upon an undiscounted cash flow analysis. Impairment loss is recognized for the excess, if any, of carrying value over estimated fair value of the intangible asset. An impairment establishes a new basis for the intangible asset and any impairment loss recognized is not subject to subsequent reversal.
Impairment analysis on lease intangible assets is performed in connection with the impairment assessment of the related real estate. In evaluating investment management intangibles for impairment, such as management contracts and investor relationships, the Company considers various factors that may affect future fee income, including but not limited to, changes in fee basis, amendments to contractual fee terms, and projected capital raising for future investment vehicles. Indefinite life trade names are impaired if the Company determines that it no longer intends to use the trade name.
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

Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of investment vehicles managed by the Company, which include: (i) organization and offering costs associated with the formation and capital raising of the investment vehicles subject to certain limitations; (ii) direct and indirect operating costs associated with managing the operations of certain investment vehicles; and (iii) costs incurred in performing investment due diligence. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations. The Company facilitates the payments of organization and offering costs, due diligence costs to the extent the related investments are consummated and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheets, until such amounts are repaid. Due diligence costs related to unconsummated investments that are borne by the Company are expensed as investment and servicing expense in the consolidated statement of operations. The Company assesses the collectability of such receivables and establishes an allowance for any balances considered not collectable.
Fixed Assets
Fixed assets of the Company are presented within other assets and carried at cost less accumulated depreciation and amortization. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of assets are capitalized and depreciated over their useful life. Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the assets, which range between 3 to 5 years for furniture, fixtures, equipment and capitalized software, and over the shorter of the lease term or useful life for leasehold improvements.
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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or other liabilities on a gross basis on the balance sheet. The accounting for changes in fair value of derivatives depends upon whether the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. The Company has economic hedges that have not been designated for hedge accounting.
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
Cash Flow Hedges—The Company uses interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt and may designate as cash flow hedges. Changes in fair value of the derivative is recorded in accumulated other comprehensive income (loss) or AOCI and reclassified into earnings when the hedged item affects earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in AOCI are reclassified into earnings when the hedged item affects earnings.
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
Leases
As lessee, the Company determines if an arrangement contains a lease and determines the classification of a leasing arrangement at its inception. A lease is classified as a finance lease, which represents a financed purchase of the leased asset, if the lease meets any of the following criteria: (a) asset ownership is transferred to lessee by end of lease term; (b) option to purchase asset is reasonably certain to be exercised by lessee; (c) the lease term is for a major part of the remaining economic life of the asset; (d) the present value of lease payments equals or exceeds substantially the fair value of the asset; or (e) the asset is of such a specialized nature that it is expected to have no alternative use at end of lease term. A lease is classified as an operating lease when none of the criteria are met.
The Company's leasing arrangements are composed primarily of finance and operating leases for data centers, operating ground leases for other investment properties, and operating leases for its corporate offices.
Short-term leases are not recorded on the balance sheet, with lease payments expensed on a straight-line basis over the lease term. Short-term leases are defined as leases which at commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
For leases with terms greater than 12 months, a lessee's rights to use the leased asset and obligation to make future lease payments are recognized on balance sheet at lease commencement date as a right-of-use ("ROU") lease asset and a lease liability, respectively. The lease liability is measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate. Variable lease payments are excluded and are recognized as lease expense as incurred. Lease renewal or termination options are taken into account only if it is reasonably certain that the option would be exercised. As an implicit rate is not readily determinable in most leases, an estimated incremental borrowing rate is applied, which is the interest rate that the Company or its subsidiary, where applicable, would have to pay to borrow an amount equal to the lease payments, on a collateralized basis over the lease term. In estimating incremental borrowing rates, consideration is given to recent debt financing transactions by the Company or its subsidiaries as well as publicly available data for debt instruments with similar characteristics, adjusted for the lease term. The ROU lease asset is measured based upon the corresponding lease liability, reduced by any lease incentives and adjusted to include capitalized initial direct leasing costs.
The Company's ROU lease asset is presented within other assets and is amortized on a straight-line basis over the shorter of its useful life or remaining lease term. The Company's lease liability is presented within accrued and other liabilities. The lease liability is (a) reduced by lease payments made during the period under both finance and operating leases; and (b) additionally, for finance leases, accreted to reflect accrued interest for effectively financing the leased asset. For finance leases, periodic lease payments are allocated between (i) interest expense, calculated based upon the incremental borrowing rate determined at commencement, to produce a constant periodic interest rate on the remaining balance of the lease liability, and (ii) reduction of lease liability. The combination of periodic interest expense and amortization expense on the ROU lease asset effectively reflects installment purchases on the financed leased asset, and results in a front-loaded expense recognition. Higher interest expense is recorded in the early periods as a constant interest rate is applied to the finance lease liability and the liability decreases over the lease term as cash payments are made. For operating leases, fixed lease expense is recognized over the lease term on a straight-line basis and variable lease expense is recognized in the period incurred.
A lease that is terminated before expiration of its lease term would result in a derecognition of the lease liability and ROU lease asset, with the difference recorded in the income statement, reflected as other gain (loss). If a plan has been committed to abandon an ROU lease asset at a future date before the end of its lease term, amortization of the ROU lease asset is accelerated based on its revised useful life. If an ROU lease asset is abandoned with immediate effect and the carrying value of the ROU lease asset is determined to be unrecoverable, an impairment loss is recognized on the ROU lease asset.
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
Property Operating Income
Property operating income includes the following:
Lease Income
The Company's lease income is composed of (i) fixed lease income for rents, and for interconnection services and a committed amount of power related to contracted data center leased space; and (ii) variable lease income for tenant reimbursements, resident fee income from senior housing operating facilities, and additional metered power reimbursements based upon usage by data center tenants at prevailing rates. As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a lease contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Accordingly, the nonlease components of tenant reimbursements for net leases, ancillary services within resident fee income, and interconnection services and payments for power by data center tenants are combined with their respective lease components and accounted for as a single lease component as the lease component is predominant.
Rental Income and Tenant Reimbursements
Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized. For property taxes and insurance, amounts paid directly by lessees to third parties on behalf of the Company are not recognized in the statement of operations, while amounts paid by the Company and reimbursed by lessees are presented gross as property operating income and expenses. Also, sales and similar taxes assessed by a governmental authority that is imposed on specific lease income producing transactions are netted against related collections from lessees.
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
Collectability—The Company evaluates collectability of lease payments based upon the creditworthiness of the lessee and recognizes lease income only to the extent collection of all amounts due over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. On January 1, 2019, the Company recorded $4.5 million increase to accumulated deficit to reverse certain operating lease receivables for which collection was determined to be not probable upon adoption of ASC 842, Leases
Costs to Execute Lease—Only incremental costs of obtaining a lease, such as leasing commissions, qualify as initial direct leasing costs to be capitalized. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are expensed as incurred.
Resident Fee Income
Resident fee income is earned from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities is recorded when services are rendered based on terms of their respective lease agreements.
Data Center Service Revenue
The Company earns data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, and other related information technology services, which are recognized as services are provided to data center customers; and to a lesser extent, installation services that are recognized at a point in time upon completion of the installation and accompanying services.
Hotel Operating Income
Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists primarily of the following:
Base Management Fees—The Company earns base management fees for the administration of its managed private funds, and for the management of traded and non-traded REITs and other investment vehicles, including management of their investments, which constitute a series of distinct services satisfied over time. Base management fees are recognized over the life of the investment vehicle as services are provided.
Asset Management Fees—The Company receives a one-time asset management fee upon closing of each investment made by certain managed private funds. The underlying services of managing the investments of the private funds consist of a series of distinct services satisfied over time, for which asset management fees are recognized ratably over the life of each investment as services are rendered. On January 1, 2018, the Company recorded a $1.6 million increase to accumulated deficit to reflect a change in the timing of revenue recognition for asset management fees upon adoption of ASC 606, Revenue from Contracts with Customers.
Acquisition and Disposition Fees—Through January 31, 2018, the Company earned fees related to acquisition and disposition of investments by certain managed non-traded REITs, which were recognized upon closing of the respective acquisition or disposition of underlying investments.
Incentive Fees—The Company may earn incentive fees from its managed private funds and traded REITs. Incentive fees are determined based upon the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in the respective governing agreements. Incentive fees take the form of a contractual fee arrangement with the investment vehicles, and unlike carried interests, do not represent an allocation of returns among equity holders of the investment vehicles. Incentive fees are a form of variable consideration and are recognized when it is probable that a significant reversal of the cumulative revenue will not occur, which is generally at the end of the performance measurement period of the respective investment vehicles.
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
Equity Awards Granted by Managed Companies—These are equity awards granted to the Company to be granted to its employees or directly to employees of the Company by publicly-traded REITs managed by the Company, NRE, prior to its sale in September 2019, and CLNC. The initial grant is recorded as an other asset and deferred income liability on the balance sheet. The liability is amortized on a straight-line basis to other income over the initial vesting period of the award and equity-based compensation expense is recognized as the award vests to the recipient employee.
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
Equity-Based Compensation—Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market or performance condition are measured at fair value at date of grant and remeasured at fair value only upon a modification of the award.
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
Compensation expense is recognized on a straight-line basis over the requisite service period of each award, with the amount of compensation expense recognized at the end of a reporting period at least equal the portion of fair value of the respective award at grant date or modification date, as applicable, that has vested through that date. For awards with a performance condition, compensation expense is recognized only if and when it becomes probable that the performance condition will be met, with a cumulative adjustment from service inception date, and conversely, compensation cost is reversed to the extent it is no longer probable that the performance condition will be met. For awards with a market condition, compensation cost is not reversed if a market condition is not met so long as the requisite service has been rendered, as a market condition does not represent a vesting condition. Compensation expense is adjusted for actual forfeitures upon occurrence.
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
Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss ("NOL") carryforwards and the income tax effect of AOCI items of the TRS and foreign taxable entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS and foreign taxable entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
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
Earnings Per Share
The Company calculates basic earnings per share ("EPS") using the two-class method which defines unvested share based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines EPS for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. EPS is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted EPS is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents include shares to be issued upon the assumed conversion of the Company's outstanding convertible notes, which are included under the if-converted method when dilutive. The earnings allocated to common shareholders is adjusted to add back the after-tax amount of interest expense associated with the convertible notes, except when doing so would be antidilutive.
Reclassifications
Reclassifications were made related to discontinued operations as discussed in "—Discontinued Operations" above and to prior period segment reporting presentation as discussed in Note 23. Additionally, interest receivable, which was included in other assets at December 31, 2019, has been reclassified to be presented as part of loans receivable to conform to current period presentation. These reclassification did not affect the Company's financial position, results of operations or cash flows.
Accounting Standards Adopted in 2020
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments, and codified as ASC Topic 326. The multiple existing incurred loss models are replaced with a lifetime current expected credit loss ("CECL") model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of AFS debt securities which are not within the scope of CECL.
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
The Company adopted the new standard on January 1, 2020. The Company elected the fair value option for all of its outstanding loans receivable, with a cumulative effect adjustment to decrease beginning accumulated deficit by $3.3 million. Under the fair value option, the loans receivable are measured at each reporting period based upon their exit values in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in other gain (loss) on the consolidated statement of operations. The loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses are captured through fair value changes. Additionally, there is no longer an amortization of loan origination fees or discounts on purchased loans as additional interest income.
The Company had no debt securities with unrealized loss in AOCI at December 31, 2019 and accordingly, there was no impact upon adoption of the new standard. As it relates to the Company's other accounts receivable that are subject to CECL, the effect of adoption was immaterial.
The Company reflected the effect of adoption of CECL by its equity method investee, CLNC, through an adjustment to increase beginning accumulated deficit by approximately $8.5 million on January 1, 2020, representing the Company's share of CLNC's cumulative effect adjustment.
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
Accounting for Convertible Instruments and Contracts on Entity's Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives meeting the derivative scope exception; and (3) simplifies diluted EPS computation.
•The guidance eliminates the requirement to separate embedded conversion features in convertible instruments, except for (1) a convertible instrument that contains features requiring bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument that was issued at a substantial premium. Separate accounting for embedded conversion features as an equity component under the cash conversion and beneficial conversion models has been eliminated.
•Under the new guidance, certain conditions under Subtopic ASC 815-40 that may result in contracts being settled in cash rather than shares and therefore preclude (1) equity classification for contracts on an entity’s own equity; and (2) embedded derivatives from qualifying for the derivative scope exception, have been removed; for example, the requirement that equity contracts permit settlement in unregistered shares unless such contracts explicitly require settlement in cash if registered shares are unavailable. The guidance also clarifies that freestanding contracts on an entity’s own equity that do not qualify for equity classification under the indexation criteria (ASC 815-40-15) or settlement criteria (ASC 815-40-25) are to be measured at fair value through earnings, even if they do not meet the definition of a derivative under ASC 815.
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
3. Acquisitions
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
DataBank Colocation Data Centers
On December 20, 2019, the Company acquired from third party investors a 20% interest in DataBank, which operates edge colocation data centers in nine U.S. markets, owning eight properties, with leasehold interests in 12 properties. DataBank is a portfolio company managed by DBH and invested in by the principals and senior professionals of DBH. The Company is deemed to have a controlling interest in DataBank as control over the operations of DataBank resides substantially with the Company. Consideration included the payment of cash to third parties for the Company’s interests in DataBank and the issuance of 612,072 OP Units to the DBH principals, Marc Ganzi, the Company's CEO and President, and Ben Jenkins, now the chief investment officer of the Company’s digital real estate platform, for incentive units owned by the DBH principals and allocable to the Company’s acquired interests, measured based upon the closing price of the Company's class A common stock on December 20, 2019 of $4.84 per share. The OP Units were issued to the DBH principals who had previously received incentive units from DataBank, in exchange for certain of their incentive units such that the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank (Note 20). The DBH principals otherwise retained their equity interests in DataBank.
Asset Acquisitions
Vantage SDC Hyperscale Data Centers
In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for approximately 90% equity interest ($1.2 billion or approximately 80% upon initial acquisition in July 2020) in entities that hold Vantage Data Centers' ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (“Vantage SDC”). The remaining equity interest in Vantage SDC is held by the existing investors of Vantage, and together with the third party capital raised by the Company, represent noncontrolling interests. The Company's balance sheet investment is $197 million or 13% equity interest in Vantage SDC (approximately 12% upon initial acquisition in July 2020). Vantage SDC is a carve-out from Vantage's data center business, with the acquisition excluding Vantage's remaining portfolio of development-stage data centers and its employees, all of whom were retained by Vantage. The day-to-day operations of Vantage SDC continues to be managed by Vantage's existing management company in exchange for management fees, and subject to certain approval rights held by the Company and the co-investors in connection with material actions. Additionally, the Company and its co-investors have committed to acquire the future build-out of expansion capacity within the Vantage SDC portfolio, including lease up of the expanded capacity and existing inventory, the costs of which will be borne by the existing owners of Vantage SDC, for estimated payments of approximately $240 million. It is anticipated that all, if not most, of the payments will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations.
zColo Colocation Data Centers
In December 2020, the Company's DataBank subsidiary acquired zColo, the colocation assets of Zayo Group Holdings, Inc. ("Zayo"), composed of 39 data centers in the U.S. and U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by the Company. The Company's balance sheet investment was $188 million (decreased to approximately $145 million upon raising of additional third party capital in February 2021, which maintains the Company's 20% equity interest in DataBank). Acquisition of zColo's remaining five data centers in France for $33.0 million closed in February 2021, and had been separately funded into escrow concurrent with the December closing. Zayo will continue to be an anchor tenant within the zColo facilities and will become a significant customer of DataBank.

Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, which includes incentive payments to employees for successful closing of the acquisitions.

	Business Combinations in 2019		Asset Acquisitions in 2020
(In thousands)	DBH	DataBank (1)	Vantage SDC	zColo
Consideration
Cash	$181,167	$182,731	$1,524,610	$1,181,488
Deferred consideration	35,500	—	—	—
OP Units issued	111,903	2,962	—	—
Total consideration for equity interest acquired	328,570	185,693	1,524,610	1,181,488

Fair value of equity interest in Digital Colony Manager	51,400	—	—	—
	$379,970	$185,693	$1,524,610	$1,181,488

Assets acquired, liabilities assumed and noncontrolling interests
Cash	$—	$10,366	$—	$266
Real estate	—	839,053	2,720,870	882,327
Assets held for disposition	—	29,266	—	—
Intangible assets	153,300	219,651	765,137	303,119
ROU lease and other assets	13,008	108,896	181,260	415,038
Debt	—	(539,155)	(2,060,307)	—
Tax liabilities	(17,392)	(100,759)	—	—
Intangible, lease and other liabilities	(16,194)	(120,178)	(82,350)	(419,262)
Fair value of net assets acquired	132,722	447,140	1,524,610	1,181,488
Noncontrolling interests in investment entities	—	(724,567)	—	—
Goodwill	$247,248	$463,120	$—	$—
__________
(1)    In 2020, adjustments were made to the purchase price allocation of DataBank during its one year measurement period based upon information obtained about facts and circumstances that existed at the time of closing. This includes an $8.8 million decrease to deferred tax liabilities in the fourth quarter of 2020 based upon the final 2019 tax provision for DataBank.
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of selling cost for real estate held for sale. Useful lives of real estate acquired ranges from 25 to 50 years for buildings and improvements, 5 to 21 years for site improvements, 10 to 19 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
•The investment management intangible assets of DBH were composed of the following:
•Management contracts are valued based upon estimated net cash flows generated from the contracts, including the Company's 50% interest in Digital Colony Manager, discounted at 8%, with remaining term of the contracts ranging between 3 and 10 years.
•Investor relationships—represent the fair value of potential investment management fees, net of operating costs, to be generated from repeat DBH investors in future sponsored vehicles, discounted at 11.5%, and potential carried interest discounted at 25%, with estimated useful life of 10 years.
•Lease related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties were acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, with remaining lease terms ranging between 1 and 15 years.

•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6% and 8%, with remaining lease terms ranging between 1 and 15 years.
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the time it would require to execute a new lease or backfill a vacant space, discounted at rates between 6% and 8%, with estimated useful lives between 5 and 15 years.
•Other intangible assets acquired were as follows:
•Customer service contracts are valued based upon estimated net cash flows generated from the DataBank and zColo customer service contracts that would have been forgone if such contracts were not in place, taking into consideration the time it would require to execute a new contract, with remaining term of the contracts ranging between 1 and 15 years.
•Customer relationships are valued as the incremental net cash flows to the DataBank and zColo businesses that is attributable to the in-place customer relationships, discounted at either 9.5% or 10%, with estimated useful lives of 12 years.
•Trade names of Digital Bridge, DataBank and zColo are valued based upon estimated savings from avoided royalty at a royalty rate of either 1% or 2%, discounted at rates between 9.5% and 11.5%, with useful lives between 1 and 10 years.
•Assembled workforce is valued based upon the estimated cost of recruiting and training new data center level employees for zColo, with a 3 year useful life.
•Other assets acquired and liabilities assumed include primarily ROU lease assets associated with leasehold data centers and DBH corporate offices, corresponding lease liabilities, and deferred revenues. Lease liabilities are measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquirees. Deferred tax liabilities recognized upon acquisition represent the tax effect on book-to-tax basis difference, associated with DataBank real estate assets and DBH management contract intangibles.
•Assumed debt were valued based upon market rates and spreads that prevailed at the time of acquisition for debt with similar terms and remaining maturities.
•Noncontrolling interests in investment entities were valued based upon their proportionate share of the respective net assets at fair value.
•In a business combination, the excess of the fair value of consideration transferred over the fair value of identifiable assets acquired, liabilities assumed and noncontrolling interests, is recorded as goodwill. The DBH and DataBank goodwill are each assigned to the Digital IM and Digital Operating segments, respectively. The DBH acquisition is a strategic transaction that is expected to generate meaningful accretion in value to the Company through expansion of the digital investment management platform by combining the industry sector knowledge, experience and relationships from the DBH team with the capital raising resources of the Company, as represented by the value of the DBH goodwill. The DataBank goodwill represents the value embodied in the potential for future customers, revenue and profit growth in the colocation business, and industry knowledge, experience and relationships contributed by the DataBank management team. In an asset acquisition, the cost of the assets acquired and liabilities assumed is allocated based upon their relative fair value and does not give rise to goodwill.

Other Real Estate Asset Acquisitions
The following table summarizes the Company's other real estate asset acquisitions in addition to those discussed above:

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease-Related Intangible Assets	ROU Lease and Other Assets	Debt	Intangible, Lease and Other Liabilities
2020 (2)
Various	Hotel—France (3)	9	$37,916	$5,243	$34,038	$—	$43,503	$(2,245)	$(42,623)
Various	Easements—Various in U.S. (4)	—	2,586	2,586	—	—	—	—	—
October	Office—U.K. and Ireland (5)	5	32,975	57,222	67,113	5,383	33,054	(124,981)	(4,816)
December	Land—U.S	—	5,116	5,116	—	—	—	—	—
			$78,593	$70,167	$101,151	$5,383	$76,557	$(127,226)	$(47,439)
2019
February	Bulk industrial—Various in U.S. (6)	6	$373,182	$49,446	$296,348	$27,553	$—	$—	$(165)
October	Wellness infrastructure—U.K. (7)	1	12,376	3,478	9,986	732	—	—	(1,820)
Various	Light industrial—Various in U.S. (6)	84	1,158,423	264,816	850,550	47,945	—	—	(4,888)
			$1,543,981	$317,740	$1,156,884	$76,230	$—	$—	$(6,873)
__________
(1)    Purchase price includes capitalized transaction costs. Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rates as of the respective dates of acquisition, where applicable.
(2)    Useful lives are 40 years for buildings, 12 to 15 years for site improvements, 7 years for furniture, fixtures, and equipment, 9 to 11 years for lease related intangibles, and 5 to 44 years for ROU lease assets.
(3)    Bids for hotels under receivership were accepted by the French courts in prior years, with the transactions closing in 2020. Amounts include acquisition of hotel operations pursuant to operating leases on real estate owned by third parties.
(4)    Transferred to the Company's new sponsored fund, Digital Colony Partners II, LP or DCP II, in December 2020.
(5)    The Company acquired a controlling equity interest in a borrower upon default of its ADC loan, which was previously accounted for as an equity method investment. This resulted in the acquisition of the borrower's real estate assets and assumption of its underlying mortgage debt, some of which are in default.
(6)    The light and bulk industrial portfolios were sold in December 2019 and 2020, respectively.
(7)    Wellness infrastructure properties in the United Kingdom (U.K.) were acquired pursuant to a purchase option under the Company's development facility to a healthcare operator at a purchase price equivalent to the respective outstanding loan balance.
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for disposition is presented in Note 8.

(In thousands)	December 31, 2020	December 31, 2019
Land	$834,918	$716,340
Buildings and improvements	4,907,213	5,068,639
Tenant improvements	115,592	105,440
Data center infrastructure	3,396,854	595,603
Furniture, fixtures and equipment	87,380	98,839
Construction in progress	84,384	115,933
	9,426,341	6,700,794
Less: Accumulated depreciation	(698,421)	(482,598)
Real estate assets, net (1)	$8,727,920	$6,218,196
__________
(1)    For real estate acquired in a business combination, the purchase price allocation may be subject to adjustments during the measurement period, not to exceed 12 months from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition (Note 3).

Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 16), are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sales of real estate	$431,198	$6,108,153	$864,347
Gain on sale of real estate	41,922	1,520,808	167,231
Depreciation and Impairment
The following table summarizes real estate depreciation and impairment.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Depreciation of real estate held for investment	$276,104	$177,585	$185,606
Impairment of real estate and related asset group (1)
Held for disposition	179,666	120,329	77,211
Held for investment (2)	1,777,698	227,510	280,418
__________
(1)    Includes impairment of real estate intangibles of $9.6 million, $0.9 million and $12.7 million in 2020, 2019 and 2018, respectively, and impairment of ROU on ground leases of $15.1 million in 2020.
(2)    Includes impairment recorded on properties in the Hospitality segment and THL Hotel Portfolio in the Other segment prior to their reclassification as held for sale and discontinued operations.
Impairment of Real Estate Held for Disposition
Real estate held for disposition is carried at the lower of amortized cost or fair value. Real estate that has been written down and carried at fair value totaled $1.6 billion at December 31, 2020 (including properties in the THL Hotel Portfolio that were impaired upon classification as held for sale and discontinued operations) and $253.4 million at December 31, 2019, generally representing Level 3 fair values.
Real estate held for disposition that was written down was generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for disposition is reduced for estimated selling costs ranging from 1% to 3%.
In 2020, the Company also considered the impact of a global economic downturn as a result of COVID-19, specifically as it affects real estate values, and where appropriate, factored in a reduction in potential sales prices, which resulted in additional impairment on real estate held for disposition in 2020.
Impairment of Real Estate Held for Investment
Real estate held for investment that was written down to fair value in 2020 and 2019 had carrying values totaling $3.2 billion (including properties in the Hospitality segment as they were impaired prior to their reclassification as held for sale and discontinued operations) and $355.0 million, respectively, at the time of impairment, representing Level 3 fair values.
Impairment was driven predominantly by shortened hold period assumptions, particularly in the hotel and wellness infrastructure portfolios, and, in each case, such determination was made in connection with the review and preparation of the financial statements. The shortened hold period assumption is attributable to both the Company's accelerated digital transformation, and the risk that the Company is unable to obtain accommodation from lenders on non-recourse mortgage debt that is in default or were at risk of default. The Company's assessment considered various strategic and financial alternatives to maximize the value of its non-digital real estate assets, while also balancing the need to preserve liquidity and prioritize the growth of its digital business. A shortened hold period was an indicator of impairment as it decreased the amount of carrying value recoverable from future cash flows, which was further exacerbated by a decline in property operating performance and market values as a result of the economic effects of COVID-19.
The Company compared the carrying values to the undiscounted future net cash flows expected to be generated by these properties over their hold periods. In performing this analysis, the Company considered the likelihood of possible outcomes under various hold period scenarios by applying a probability-weighted approach to different hold periods. For hotel properties, the Company applied a range of reductions to near term cash flow projections to account for uncertainties due to COVID-19. For properties for which undiscounted expected net cash flows over their respective hold periods fell short of carrying values, the Company expects that the carrying value of these properties would likely not be recoverable.
Fair values were estimated for these properties based upon one or a combination of the following: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 10.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 7.3% and 11.3%, and discount rates between 8.5% and 9.5%. The Company considered the risk characteristics of each property in determining capitalization rates and where applicable, used higher capitalization rates or discount rates to reflect the inherent stress on real estate values in a deteriorating economic environment. Impairment was measured as the excess of carrying value over fair value for each of these properties.
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
For the year ended December 31, 2018, property operating income was composed of $0.8 billion of lease income and $10.6 million of hotel operating income.
For the years ended December 31, 2020 and 2019, components of property operating income are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Lease income:
Fixed lease income	$768,914	$657,407
Variable lease income	113,680	57,575
	882,594	714,982
Hotel operating income	8,688	16,344
Data center service revenue	44,878	6,038
	$936,160	$737,364
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
The Company has agreed to provide the affected tenants primarily with a deferral of full or partial rent for two to three months, generally with deferred rent to be repaid in monthly installments over periods of three to 20 months. This resulted in an increase in receivables totaling $0.2 million as of December 31, 2020. All lease income receivable, including straight-

line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee. In certain instances, the Company has also agreed to rent forgiveness, totaling approximately $0.7 million for 2020.
Future Fixed Lease Income
At December 31, 2020, future fixed lease payments receivable under noncancelable operating leases for real estate held for investment were as follows. These operating leases have expiration dates through 2039, taking into consideration renewal options exercisable at the lessee's election only when they are deemed reasonably certain, typically at the time the option is exercised.

Year Ending December 31,	(In thousands)
2021	$805,863
2022	611,627
2023	517,852
2024	436,674
2025	397,486
2026 and thereafter	2,268,671
Total (1)	$5,038,173
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
Loans receivable carried at fair value at December 31, 2020 are as follows:

	December 31, 2020
($ in thousands)	Unpaid Principal Balance	Fair Value	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Mortgage loans	$1,691,165	$680,431	7.7%	0.7
Mezzanine loans	595,890	329,922	10.9%	1.1
Non-mortgage loans	129,738	111,737	13.2%	4.2
	2,416,793	1,122,090
Variable rate
Mortgage loans	130,692	141,520	2.6%	—
Mezzanine loans	31,395	31,727	8.5%	4.9
	162,087	173,247
Loans receivable	$2,578,880	$1,295,337

Loans receivable carried at amortized cost at December 31, 2019 were as follows:

	December 31, 2019
($ in thousands)	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$471,472	$492,709	10.7%	1.6
Mezzanine loans	495,182	494,238	12.6%	0.6
Non-mortgage loans	149,380	148,623	12.9%	5.4
	1,116,034	1,135,570
Variable rate
Mortgage loans	171,848	172,269	4.1%	0.3
Mezzanine loans	44,887	44,637	12.7%	1.6
	216,735	216,906
	1,332,769	1,352,476
PCI Loans
Mortgage loans	1,165,804	248,535
Allowance for loan losses		(48,187)
		1,552,824
Interest receivable		13,504
Loans receivable	$2,498,573	$1,566,328
Past Due and Nonaccrual Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table presents the fair value and unpaid principal balance by aging of loans held for investment at December 31, 2020 for which the fair value option was elected. A large majority of mortgage loans is composed of distressed loan portfolios that had been previously acquired by the Company at a discount (classified as PCI loans prior to the election of fair value option).

	December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
Loans receivable—fair value option
Current or less than 30 days past due	$422,132	$419,342	$2,790
30-59 days past due	—	—	—
60-89 days past due	—	—	—
90 days or more past due or nonaccrual	873,205	2,159,538	(1,286,333)
	$1,295,337	$2,578,880	$(1,283,543)
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
$1,352,476

For the Years Ended December 31, 2019 and 2018 and as of December 31, 2019
Troubled Debt Restructuring
During the years ended December 31, 2019 and 2018, there were no loans modified in a troubled debt restructuring ("TDR"), in which the Company provided borrowers, who are experiencing financial difficulties, with concessions in interest rates, payment terms or default waivers.
At December 31, 2019, the Company had one existing TDR loan that was in maturity default with a zero carrying value after a full allowance for loan loss of $37.8 million. The Company had no additional lending commitment on the TDR loan.
Non-PCI Impaired Loans
Non-PCI loans, excluding loans carried at fair value, are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default.
The following table summarizes the non-PCI impaired loans at December 31, 2019:

		Gross Carrying Value before Interest Receivable
(In thousands)	Unpaid Principal Balance	With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
December 31, 2019	$326,151	$71,754	$259,011	$330,765	$48,146
The average carrying value and interest income recognized on non-PCI impaired loans for 2019 and 2018 were as follows.

	Year Ended December 31,
(In thousands)	2019	2018
Average carrying value before allowance for loan losses and interest receivable	$305,293	$282,325
Total interest income recognized during the period impaired	7,514	7,127
Cash basis interest income recognized	447	1,190
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
There were no additional PCI loans acquired in 2019 and 2018.
Changes in accretable yield of PCI loans for 2019 and 2018 were as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Beginning accretable yield	$9,620	$42,435
Dispositions	—	(5,484)
Changes in accretable yield	43,246	1,882
Accretion recognized in earnings	(19,637)	(27,911)
Deconsolidation	—	(991)
Effect of changes in foreign exchange rates	332	(311)
Ending accretable yield	$33,561	$9,620
At December 31, 2019, there were no PCI loans on the cash basis or cost recovery method for recognition of interest income.

Allowance for Loan Losses
Allowance for loan losses and related carrying values before interest receivable of loans held for investment at December 31, 2019 were as follows:

	December 31, 2019
(In thousands)	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$48,146	$71,754
PCI loans	41	17,935
	$48,187	$89,689
Changes in allowance for loan losses for 2019 and 2018 are presented below.

	Year Ended December 31,
(In thousands)	2019	2018
Allowance for loan losses at January 1	$32,940	$52,709
Contribution to CLNC	—	(518)
Deconsolidation	—	(5,983)
Provision for loan losses, net	35,880	43,034
Charge-off	(20,633)	(56,302)
Allowance for loan losses at December 31	$48,187	$32,940
Provision for loan losses by loan type was as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Non-PCI loans	$30,035	$22,557
PCI loans	5,845	20,477
Total provision for loan losses, net	$35,880	$43,034
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2020, total unfunded lending commitments was $158.7 million, of which the Company's share was $34.9 million, net of amounts attributable to noncontrolling interests.

6. Equity and Debt Investments
The Company's equity investments and debt securities are represented by the following:

(In thousands)	December 31, 2020	December 31, 2019
Equity Investments
Equity method investments
Investment ventures	$1,237,371	$1,845,129
Private funds	216,871	142,386
	1,454,242	1,987,515
Other equity investments
Marketable equity securities	218,485	138,586
Investment ventures	—	91,472
Private funds and non-traded REIT	36,176	38,641
Total equity investments	1,708,903	2,256,214

Debt Securities
N-Star CDO bonds, available for sale	28,576	54,859
CMBS of consolidated fund, at fair value	—	2,732
Total debt securities	28,576	57,591
Equity and debt investments	$1,737,479	$2,313,805
Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including investments for which the Company has elected the fair value option.
Equity Method Investments
The Company owns a significant interest in Colony Credit Real Estate, Inc. (NYSE: CLNC), a publicly-traded REIT that it manages. The Company accounts for its investment under the equity method as it exercises significant influence over operating and financial policies of CLNC through a combination of its ownership interest, its role as the external manager and board representation, but does not control CLNC. The Company also owns equity method investments that are structured as joint ventures with one or more private funds or other investment vehicles managed by the Company, or with third party joint venture partners. These investment ventures are generally capitalized through equity contributions from the members and/or leveraged through various financing arrangements. The Company elected the fair value option to account for its interests in certain investment ventures and limited partnership interests in third party private equity funds (Note 12).
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

The Company’s investments accounted for under the equity method are summarized below:

($ in thousands)		Carrying Value at
Investments (1)	Description	December 31, 2020	December 31, 2019
Colony Credit Real Estate, Inc.(2)	Common equity in publicly traded commercial real estate credit REIT managed by the Company and membership units in its operating subsidiary (36.4% ownership)	$385,193	$725,443
RXR Realty, LLC	Common equity in investment venture with a real estate investor, developer and investment manager (sold in February 2020)	—	93,390
Preferred equity	Preferred equity investments with underlying real estate	68	138,428
ADC investments	Investments in acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	491,009	543,296
Private funds	General partner and/or limited partner interests in private funds (excluding carried interest allocation)	214,399	115,055
Private funds—carried interest	Disproportionate allocation of returns to the Company as general partner or equivalent based on the extent to which cumulative performance of the fund exceeds minimum return hurdles	—	21,940
Other investment ventures	Interests in 10 investments at December 31, 2020	181,774	127,088
Fair value option	Interests in initial stage ventures, real estate development, hotel co-investments, and limited partnership interests in private equity funds	181,799	222,875
		$1,454,242	$1,987,515
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
Impairment of Equity Method Investments
The Company evaluates its equity method investments for OTTI at each reporting period. In 2020, 2019 and 2018, equity method investments in aggregate were impaired $512.2 million, $258.0 million and $61.2 million, respectively, and written down to aggregate fair value of $1.0 billion, $745.3 million and $32.8 million, respectively, at the time of impairment. In 2020 and 2019, impairment was principally on the Company's investment in CLNC, as discussed below. Impairment totaling $203.2 million was also recorded in 2020 on ADC loans accounted for as equity method investments, based upon (i) reduced future cash flow streams expected from these investments, primarily taking into consideration a combination of lower land values, delayed leasing, and/or offer prices in the current market, generally discounted at rates between 10% to 20%; and (ii) estimated fair value of net assets acquired from a defaulted borrower. Remaining impairment charges were generally determined using recoverable values for investments resolved or sold, investment values based upon projected exit strategies, or revised values based upon discounted future cash flow stream from the investment.
CLNC
CLNC was formed on January 31, 2018 through a contribution of the CLNY Contributed Portfolio (as described below), represented by the Company's ownership interests ranging from 38% to 100% in certain investment entities ("CLNY Investment Entities"), and a concurrent all-stock merger with NorthStar Real Estate Income Trust, Inc. ("NorthStar I") and NorthStar Real Estate Income II, Inc. ("NorthStar II"), both publicly registered non-traded REITs sponsored and managed by a subsidiary of the Company (the "Combination"). The CLNY Contributed Portfolio comprised the Company's interests in certain commercial real estate loans, net lease properties and limited partnership interests in third party sponsored funds, which represented a select portfolio of U.S. investments within the Company’s other equity and debt portfolio in the Other segment that were transferable assets consistent with CLNC's strategy. Upon closing of the Combination, the Company's management contracts with NorthStar I and NorthStar II were terminated; concurrently, the Company entered into a new management agreement with CLNC.

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
Other-Than-Temporary Impairment ("OTTI")—In the fourth quarter of 2020, the Company determined that CLNC's closing stock price of $7.50 per share at December 31, 2020 compared to the carrying value of its investment in CLNC of $8.04 per share does not represent further OTTI of its investment in CLNC. As of December 31, 2020, the Company has the intent and ability to hold its investment in CLNC to recovery.
In the second quarters of 2020 and 2019, the Company had determined that its investment in CLNC was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million and $227.9 million, respectively. In each case, the OTTI charge was measured as the excess of carrying value over market value of its investment in CLNC based upon CLNC's closing stock price on the last trading day of the quarter of $7.02 per share on June 30, 2020 and $15.50 per share on June 28, 2019.
At June 30, 2020, the Company's investment in CLNC had a carrying value of $611.2 million prior to the OTTI charge, which was in excess of its market value of $336.5 million. In March and April 2020, there was a significant decrease in CLNC's stock price, which reflected the significant volatility in equity markets and the significant decline in equity prices, for mortgage REITs and across industries, due to the COVID-19 crisis. Along with other publicly traded mortgage REITs, CLNC had seen a rebound in its stock price in May and June 2020, but its stock continues to trade below pre-COVID-19 levels. As of June 30, 2020, there was not a large disparity between the Company's carrying value in CLNC and CLNC's internal estimated NAV. Nevertheless, with increasing uncertainty over the extent and duration of the COVID-19 crisis, and the timeline for a recovery in the U.S economy, the Company believes that it is unlikely that the CLNC stock will recover and trade closer to its NAV in the near term. Accordingly, the Company also believes that it would be unlikely that the shortfall in market value relative to carrying value of its investment in CLNC would recover in the near term. As a result, the Company recognized OTTI on its investment in CLNC.
Basis Difference—The impairment charges resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address this basis difference, the impairment charges were generally allocated on a relative fair value basis across CLNC's various investments. Accordingly, for any future impairment charges taken by CLNC on these investments, the Company's share thereof will be applied to reduce the basis difference and will not be recorded as an equity method loss until such time the basis difference associated with the respective investments has been fully eliminated. For the years ended December 31, 2020 and 2019, the Company reduced its share of net loss from CLNC by $83.9 million and $141.1 million, respectively, representing the basis difference allocated to investments that were resolved or impaired by CLNC during these periods. The remaining basis difference at December 31, 2020 was $277.5 million.
Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2020	December 31, 2019
Total assets	$14,488,278	$14,026,862
Total liabilities	6,692,652	9,354,120
Owners' equity	7,466,679	4,509,879
Noncontrolling interests	328,947	162,863
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2020	2019	2018
Total revenues	$728,649	$1,455,631	$1,486,511
Net income (loss)	(184,588)	(827,550)	220,191
Net income (loss) attributable to noncontrolling interests	(32,648)	(50,350)	23,878
Net income (loss) attributable to owners	(151,940)	(777,200)	196,313

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
Investment Commitments
Investment Ventures—Pursuant to the operating agreements of certain unconsolidated ventures, the venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the venture entities. The Company also has lending commitments under ADC arrangements which are accounted for as equity method investments. At December 31, 2020, the Company’s share of these commitments was $11.6 million.
Private Funds—At December 31, 2020, the Company has unfunded commitments of $192.2 million to Company sponsored and third party sponsored funds.
Debt Securities
The Company's investment in debt securities is composed of available-for-sale N-Star CDO bonds, which are investment-grade subordinate bonds retained by a subsidiary of the Company, NRF Holdco, LLC ("NRF Holdco"), from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF Holdco that it subsequently repurchased at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.
Commercial mortgage-backed securities (“CMBS”) held by a consolidated sponsored investment company which has been dissolved, were sold in the third quarter of 2020 and liquidating distributions made to its shareholders.
AFS Debt Securities
The following tables summarize the balance and activities of the N-Star CDO bonds.

	Amortized Cost Without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2020	$46,561	$(24,688)	$6,703	$—	$28,576
December 31, 2019	46,002	NA	8,857	—	54,859
There were no sales of N-Star CDO bonds during 2020 or 2019.
These CDOs have long-dated stated maturities through 2037 and 2041, however, the Company expects the N-Star CDO bonds to have remaining future cash flows up to 3 years from December 31, 2020.

Impairment of AFS Debt Securities
AFS debt securities are considered to be impaired if their fair value is less than their amortized cost basis.
2020 (subsequent to adoption of CECL)—The Company recorded allowance for credit loss in other loss of $24.7 million. The credit loss was determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At December 31, 2020, there were no AFS debt securities in unrealized loss positions without allowance for credit loss.
2019—The Company recorded OTTI on AFS debt securities of $16.9 million in other loss. The losses were due to an adverse change in expected cash flows on N-Star CDO bonds. The Company believed that it was not likely that it would recover the full amortized cost on these securities, primarily based upon the performance and value of the underlying collateral. At December 31, 2019, there were no AFS debt securities with unrealized loss in AOCI.

7. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in the carrying value of goodwill.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$1,452,891	$1,514,561	$1,514,561
Business combination (Note 3) (1)	(15,962)	726,330	—
Impairment	(594,000)	(788,000)	—
Ending balance	$842,929	$1,452,891	$1,514,561
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
Goodwill balance by reportable segment is as follows.

(In thousands)	December 31, 2020	December 31, 2019
Balance by reportable segment:
Digital Operating	$463,120	$479,082
Digital Investment Management (1)	298,248	247,248
Other	81,561	726,561
	$842,929	$1,452,891
__________
(1)    Goodwill of $140.5 million related to the DBH acquisition is deductible for income tax purposes.
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
As previously discussed, the acceleration of a digital strategy, combined with the negative economic effects of COVID-19 on property operations and market values in 2020, resulted in significant reduction in value of the Company's non-digital balance sheet. Such reduction in turn translated into a significant decrease in value of the other investment management reporting unit. The Company had previously considered the hypothetical value of its non-digital investment management business in a spinoff that would result in the Company becoming externally managed, and assigned a value to internally managing the Company's non-digital balance sheet assets. Under current circumstances, the Company determined that the hypothetical contract would have inconsequential, if any, remaining value to a market participant, and wrote off the value of internally managing its non-digital balance sheet.
The Company determined that there were no indicators of additional impairment in the third and fourth quarters of 2020. The remaining balance of the other investment management goodwill in the Other segment of $81.6 million at December 31, 2020 is expected to be fully written off in the near future when a runoff of the credit management business is substantially completed.
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
2018—The Company performed a quantitative assessment in its annual impairment test and determined that its goodwill in the other investment management business was not impaired in 2018.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	December 31, 2020			December 31, 2019
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization (1)	Net Carrying Amount (1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease related intangible assets (2)	$1,331,177	$(223,558)	$1,107,619	$424,987	$(123,649)	$301,338
Investment management intangibles (3)	277,761	(131,206)	146,555	285,233	(96,466)	188,767
Customer relationships and service contracts (4)	188,489	(6,664)	181,825	71,900	(289)	71,611
Trade names (5)	41,900	(4,713)	37,187	39,600	(185)	39,415
Other (6)	59,068	(7,286)	51,782	31,385	(359)	31,026
Total deferred leasing costs and intangible assets	$1,898,395	$(373,427)	$1,524,968	$853,105	$(220,948)	$632,157
Intangible Liabilities
Lease intangible liabilities (2)	$155,010	$(60,814)	$94,196	$174,208	$(62,724)	$111,484

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
(2)    Lease intangible assets are composed of in-place leases, above-market leases, lease incentives and tenant relationships. Lease intangible liabilities are composed of below-market leases.
(3)    Composed of investment management contracts and investor relationships.
(4)    In connection with colocation data center business.
(5)    Finite-lived trade names are amortized over estimated useful lives of 1 to 10 years, while indefinite life trade name is not subject to amortization.
(6)    Represents primarily assembled workforce acquired in an asset acquisition, hotel franchise agreements which are amortized over the term of the respective contracts or agreements, and certificates of need associated with certain wellness infrastructure portfolios which are not amortized.
Impairment of Identifiable Intangible Assets
Management contract intangible assets were impaired $8.2 million in 2020, $8.6 million in 2019 and $7.0 million in 2018, and written down to aggregate fair value of $12.4 million, $16.9 million and $36.4 million at the time of impairment, respectively. Fair value was generally based upon revised future net cash flows to be generated over the remaining life of the respective management contracts, discounted at 10%, and represent Level 3 fair value.
Additionally, certain intangible assets were written-off in prior years, primarily the management contracts of NorthStar I and NorthStar II, publicly registered non-traded REITs sponsored by the Company, totaling $139.0 million, upon their termination in connection with the Combination, NorthStar trade name of $59.5 million, and retail investor relationship of $10.1 million, in 2018.
Real estate intangibles are subject to impairment as part of the real estate asset group, as discussed in Note 4.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 16):

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net increase to rental income (1)	$6,140	$14,442	$2,717

Net increase (decrease) to ground rent expense (2)	$—	$—	$(260)

Amortization expense
Deferred leasing costs and lease related intangibles	$97,107	$33,910	$31,454
Investment management intangibles	33,431	89,236	26,992
Customer relationships and service contracts	7,775	289	—
Trade name	4,529	186	1,606
Other	6,816	182	69
	$149,658	$123,803	$60,121
__________
(1)    Represents the effect of amortizing above- and below-market leases and lease incentives.
(1)    Represents the effect of amortizing above- and below-market ground leases prior to adoption of new lease standard on January 1, 2019.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Net increase (decrease) to rental income	$(756)	$(354)	$1,343	$629	$(592)	$(15,506)	$(15,236)
Amortization expense	251,687	167,384	146,085	117,249	105,028	593,229	1,380,662

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

	December 31, 2020			December 31, 2019
(In thousands)	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition
Assets
Restricted cash	$82,850	$14,695	$97,545	$122,663	$5,782	$128,445
Real estate, net	3,159,742	743,227	3,902,969	4,421,888	1,019,849	5,441,737
Deferred leasing costs and intangible assets, net	9,748	437	10,185	37,399	2,533	39,932
Other assets (1)	79,936	15,166	95,102	97,219	35,752	132,971
Total assets held for disposition	$3,332,276	$773,525	$4,105,801	$4,679,169	$1,063,916	$5,743,085

Liabilities
Debt, net (2)	$2,714,079	$780,000	$3,494,079	$2,926,449	$772,485	$3,698,934
Lease intangibles and other liabilities	155,949	47,513	203,462	141,426	22,161	163,587
Total liabilities related to assets held for disposition	$2,870,028	$827,513	$3,697,541	$3,067,875	$794,646	$3,862,521
__________
(1)    Includes corporate aircraft that was impaired $11.9 million in 2020 to reflect recoverable value prior to its sale to a third party in January 2021.
(2)    Represents debt related to assets held for disposition if the debt is expected to be assumed by the acquirer upon sale or the debt is expected to be extinguished through lender's assumption of underlying collateral.
Discontinued Operations
The table below presents assets and liabilities held for sale and for non-sale disposition that are related to discontinued operations (Note 16). The Company sold its interest in the bulk industrial portfolio in December 2020 and the venture was deconsolidated.

	December 31, 2020	December 31, 2019
(In thousands)	Hotel	Hotel	Industrial
Assets
Restricted cash	$92,870	$112,923	$—
Real estate, net	3,504,249	4,658,477	342,758
Deferred leasing costs and intangible assets, net	1,851	6,802	25,371
Other assets	70,343	111,229	3,917
Total assets held for disposition—discontinued operations	$3,669,313	$4,889,431	$372,046

Liabilities
Debt, net	$3,494,079	$3,465,990	$232,944
Lease intangibles and other liabilities	164,339	128,155	2,090
Total liabilities related to assets held for disposition—discontinued operations	$3,658,418	$3,594,145	$235,034
Non-Recourse Investment-Level Secured Debt
As of December 31, 2020, other than the $780.0 million of debt that has been accelerated by the lender, as discussed above, the Company has cured all remaining hotel debt that were in default during 2020 due to the fallout from COVID-19, and all such debt will be assumed by the buyer upon sale of the hotel assets. This includes debt on the THL Hotel Portfolio that was modified in a troubled debt restructure with no resulting gain from the restructuring.

9. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	December 31, 2020	December 31, 2019
Capital expenditures reserves (1)	$13,516	$18,314
Real estate escrow reserves (2)	13,608	15,455
Borrower escrow deposits	—	8,079
Lender restricted cash (3)	112,905	27,409
Other (4)	21,890	21,806
Total restricted cash	$161,919	$91,063
__________
(1)    Represents primarily cash held by lenders for capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to real estate assets.
(2)    Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.
(3)    Represents cash from the Company's investment properties that are restricted by lenders in accordance with respective debt agreements.
(4)    Includes investment sales proceeds held in escrow.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	December 31, 2020	December 31, 2019
Straight-line rents	$60,100	$37,230
Investment deposits and pending deal costs	41,213	32,994
Prefunded capital expenditures for Vantage SDC	48,881	—
Deferred financing costs, net (1)	1,222	2,794
Derivative assets (Note 11)	99	21,382
Prepaid taxes and deferred tax assets, net	76,103	69,328
Receivables from resolution of investments (2)	1,858	63,984
Operating lease right-of-use asset, net (3)	461,890	180,486
Finance lease right-of-use asset, net	143,182	—
Accounts receivable, net (4)	83,914	53,387
Prepaid expenses	30,949	22,417
Other assets	45,779	29,219
Fixed assets, net	21,929	44,768
Total other assets	$1,017,119	$557,989
__________
(1)    Deferred financing costs relate to revolving credit arrangements.
(2)    Represents proceeds from loan repayments and real estate sales held in escrow, and sales of equity investments pending settlement.
(3)    Net of impairment of $9.4 million in 2020 and $0.6 million in 2019 for corporate office leases as the Company determined there is a reduced need for office space based upon the Company's current operations and has abandoned certain leased spaces.
(4)    Includes primarily receivables from tenants, resident fees, and reimbursable capital expenditures, and is presented net of allowance for doubtful accounts, where applicable, of $0.9 million at December 31, 2020 and $0.1 million at December 31, 2019.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	December 31, 2020	December 31, 2019
Tenant security deposits and payable	$11,938	$12,457
Borrower escrow deposits	—	9,903
Deferred income (1)	37,454	30,040
Interest payable	36,483	28,902
Derivative liabilities (Note 11)	103,772	127,531
Current and deferred income tax liability	168,384	222,206
Operating lease liability	403,053	156,147
Finance lease liability	148,974	—
Accrued compensation	86,190	72,859
Accrued carried interest and incentive fee compensation	1,929	50,360
Accrued real estate and other taxes	22,735	22,091
Accounts payable and accrued expenses	177,847	91,614
Other liabilities	111,341	63,409
Accrued and other liabilities	$1,310,100	$887,519
__________
(1)    Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, and deferred management fees, largely from digital investment vehicles. Deferred management fees totaling $7.7 million at December 31, 2020 and $18.3 million at December 31, 2019 will be recognized as fee income over a weighted average period of 1.9 years and 1.2 years, respectively. Deferred management fees recognized as income of $13.8 million and $1.3 million in the years ended December 31, 2020 and 2019, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
10. Debt
The Company's debt consists of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 8).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt (2)	Junior Subordinated Notes	Total Debt
December 31, 2020
Debt at amortized cost
Principal	$—	$545,107	$7,106,234	$280,117	$7,931,458
Premium (discount), net	—	(6,540)	23,334	(76,269)	(59,475)
Deferred financing costs	—	(2,670)	(79,575)	—	(82,245)
	$—	$535,897	$7,049,993	$203,848	$7,789,738
December 31, 2019
Debt at amortized cost
Principal	$—	$616,105	$4,766,594	$280,117	$5,662,816
Premium (discount), net	—	2,243	(12,598)	(78,927)	(89,282)
Deferred financing costs	—	(4,296)	(51,320)	—	(55,616)
	$—	$614,052	$4,702,676	$201,190	$5,517,918
__________
(1)    Deferred financing costs related to the corporate credit facility are included in other assets.
(2)    Debt principal totaling $270.0 million at December 31, 2020 and $265.6 million at December 31, 2019 relates to financing of assets held for disposition, and is expected to be repaid upon disposition of the respective underlying assets. Debt associated with assets held for disposition that is expected to be assumed by the counterparty upon disposition is included in liabilities related to assets held for disposition (Note 8).

The following table summarizes certain information about debt carried at amortized cost.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(4)	Weighted Average Years Remaining to Maturity(5)
December 31, 2020
Recourse
Corporate credit facility	$—	N/A	N/A	$—	—%	1.0	$—	—%	1.0
Convertible and exchangeable senior notes(1)	545,107	5.36%	3.6	—	N/A	N/A	545,107	5.36%	3.6
Junior subordinated debt (2)	—	N/A	N/A	280,117	3.10%	15.4	280,117	3.10%	15.4
Secured debt (3)	32,815	5.02%	—	—	N/A	N/A	32,815	5.02%	—
	577,922			280,117			858,039
Non-recourse (6)
Secured debt
Digital Operating	2,132,852	2.54%	4.8	1,093,991	5.92%	4.4	3,226,843	3.69%	4.7
Wellness Infrastructure (7)	401,767	4.55%	4.1	2,331,366	3.95%	3.3	2,733,133	4.04%	3.4
Other—Other Equity and Debt	289,354	6.14%	0.8	824,089	3.31%	2.3	1,113,443	4.04%	1.9
	2,823,973			4,249,446			7,073,419
	$3,401,895			$4,529,563			$7,931,458
December 31, 2019
Recourse
Corporate credit facility	$—	N/A	N/A	$—	—	2.0	$—	—	2.0
Convertible and exchangeable senior notes(1)	616,105	4.27%	2.0	—	N/A	N/A	616,105	4.27%	2.0
Junior subordinated debt (2)	—	N/A	N/A	280,117	4.77%	16.4	280,117	4.77%	16.4
Secured debt (3)	35,072	5.02%	5.9	—	N/A	N/A	35,072	5.02%	5.9
	651,177			280,117			931,294
Non-recourse (6)
Secured debt
Digital Operating	—	N/A	N/A	539,155	6.98%	4.8	539,155	6.98%	4.8
Wellness Infrastructure (7)	405,980	4.55%	5.1	2,547,726	5.22%	4.3	2,953,706	5.13%	4.4
Other—Other Equity and Debt	151,777	4.26%	3.4	1,086,884	3.24%	2.6	1,238,661	3.37%	2.7
	557,757			4,173,765			4,731,522
	$1,208,934			$4,453,882			$5,662,816
__________
(1)    Includes the 5.375% exchangeable senior notes which is an obligation of NRF Holdco as the issuer, as described further below.
(2)    Represents an obligation of NRF Holdco as the junior subordinated debt was issued by certain of its subsidiaries, as described further below. Accordingly, Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not guarantors to the debt.
(3)    The fixed rate recourse debt is secured by the Company's aircraft and was repaid in January 2021 upon sale of the aircraft.
(4)    Calculated based upon outstanding debt principal at balance sheet date and for variable rate debt, the applicable index plus spread at balance sheet date.
(5)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
(6)    Investment-level secured debt that is non-recourse to the Company in the Other Equity and Debt portfolio and in the Wellness Infrastructure segment totaling $212.9 million as of the date of this filing was in default ($235.6 million at December 31, 2019). In the Other Equity and Debt portfolio, defaulted debt of $102.6 million has been accelerated by the lenders, and the remainder represents primarily debt assumed by the Company when it acquired the equity interests and obtained control over defaulted borrowers.
(7)    Previously referred to as Healthcare.

Conveyance to Lender
In August 2020, the Company indirectly conveyed the equity of certain of its wellness infrastructure borrower subsidiaries, comprising 36 properties in its senior housing operating portfolio with a carrying value of $161.6 million and $157.5 million of outstanding principal ($156.7 million carrying value) of previously defaulted debt, to an affiliate of the lender, which released the Company from all rights and obligations with respect to those assets and corresponding debt. The conveyance of equity in full satisfaction of the outstanding debt was deemed to be a troubled debt restructuring that resulted in an immaterial gain.
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
The Amendment modified the aggregate amount of revolving commitments available under the Credit Agreement to $500 million ($750 million prior to the Amendment), which was reduced to $450 million upon exercise of the first extension option in December 2020. In accordance with the terms of the Credit Agreement, the available revolving commitment amounts will be reduced to $400 million on March 31, 2021. The credit facility is scheduled to mature in July 2021, with one remaining 6-month extension option (representing no change to the overall term after the Amendment), subject to a fee of 0.10% of the commitment amount upon exercise.
Pursuant to the Amendment, advances under the Credit Agreement accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 2.50% (previously 2.25%), or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.50% (previously 1.25%). On January 11, 2021, as a result of exercising the first extension option in December 2020, the margin increased to 2.75% for LIBOR borrowings and 1.75% for prime rate or federal funds rate borrowings. Unused amounts under the credit facility accrue a per annum commitment fee of 0.35%.
The maximum amount available to be drawn at any time under the credit facility is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement). As of the date of this filing, the full $450 million is available to be drawn under the facility.
The Amendment provided for modifications to the financial covenants and the borrowing base including, among other things: exclusion of certain non-recourse debt and related assets in the calculation of certain financial ratios (such assets, the “Specified Excluded Assets”), exclusion of EBITDA and fixed charges of Specified Excluded Assets in the calculation of the OP’s fixed charge coverage ratio, which must exceed 1.35 to 1.0, reduction of the minimum tangible net worth covenant from $4.55 billion to $1.74 billion, which must exclude the net worth of Specified Excluded Assets, and modification to the borrowing base to increase capacity for digital investment management and include digital infrastructure investments. As of December 31, 2020 and through the date of this filing, the Company was in compliance with all of the financial covenants.
The Credit Agreement also contains various additional affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Credit Agreement. In December 2020, we amended the Credit Agreement primarily to provide us with flexibility to determine not to maintain REIT status, without requiring lender approval.
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
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) outstanding as of December 31, 2020 are as follows, each representing senior unsecured obligations of Colony Capital, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2020	December 31, 2019

Issued by Colony Capital, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	31,502	402,500
Issued by Colony Capital Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	130,435	July 21, 2023	300,000	—
Issued by NRF Holdco, LLC
5.375% Exchangeable Senior Notes	June 2013	June 15, 2033	5.375%	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$545,107	$616,105
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
The senior notes mature on their respective due dates, unless earlier redeemed, repurchased, converted or exchanged, as applicable. The outstanding senior notes are convertible or exchangeable at any time by holders of such notes into shares of the Company’s common stock at the applicable conversion or exchange rate, which is subject to adjustment upon occurrence of certain events. In the case of the 5.375% exchangeable senior notes, NRF Holdco may elect to settle a holder’s exchange into cash, the Company’s common stock or a combination thereof.
To the extent certain trading conditions of the Company’s common stock are met, the senior notes are redeemable by the applicable issuer thereof in whole or in part for cash at any time on or after their respective earliest redemption dates at a redemption price equal to 100% of the principal amount of such senior notes being redeemed, plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. In addition, prior to June 15, 2023 and subject to certain trading conditions of the Company’s common stock, NRF Holdco may redeem its 5.375% exchangeable senior notes at a make-whole redemption price.
In the event of certain change in control transactions and, for the 5.375% exchangeable senior notes only, on each of June 15, 2023 and June 15, 2028, holders of the senior notes have the right to require the applicable issuer to purchase all or part of such holder's senior notes for cash in accordance with terms of the governing documents of the respective senior notes.
Issuance of Exchangeable Senior Notes
In July 2020, the OP issued $300.0 million of exchangeable senior notes maturing in July 2025, bearing interest at 5.75% per annum, and exchangeable into shares of the Company's class A common stock at an initial exchange rate equal to 434.7826 shares of common stock per $1,000 principal amount of notes, equivalent to an exchange price of approximately $2.30 per share. The initial exchange rate is subject to adjustment upon occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Net proceeds from this issuance, after deducting underwriting discounts, commissions and offering expenses, were $291.0 million.
Repurchase of Convertible Senior Notes
The Company repurchased $371.0 million of the outstanding principal of the 3.875% convertible senior notes in the third quarter of 2020 for total purchase price of $371.1 million, including accrued and unpaid interest, funded with net proceeds from issuance of the 5.75% exchangeable senior notes in July 2020 and cash on hand through a tender offer of the 3.875% convertible senior notes completed in September 2020. The remaining $31.5 million of outstanding principal on the 3.875% convertible senior notes was repaid upon maturity in January 2021.
Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate and mortgage loans receivable.
In October 2020 and February 2021, Vantage SDC and DataBank, the Company's subsidiaries in the Digital Operating segment, raised $1.3 billion and $657.9 million of securitized notes at blended fixed rates of 1.8% and 2.3%, with 6 years and 5 years maturity, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at Vantage SDC and DataBank.
Junior Subordinated Debt
Trust preferred securities ("TruPS") were previously issued in private placement offerings by subsidiaries of NRF Holdco, LLC (the "Issuer," a subsidiary of Colony Capital, Inc.), which were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”). The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by the Issuer at the time of the offerings (the "Junior Notes"). As Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not issuers of the junior subordinated debt, neither are obligors nor guarantors on the junior subordinated debt and TruPS.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2020, excluding hotel secured debt of $3.5 billion that is classified as held for disposition (Note 8). Future debt principal payments are presented based on initial maturity dates or extended maturity dates if extension criteria are met at December 31, 2020 and the extension option is at the Company's discretion. Financing on certain loan portfolios are based on the Company's expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

	Year Ending December 31,
(In thousands)	2021	2022	2023	2024	2025	2026 and thereafter	Total
Corporate credit facility	$—	$—	$—	$—	$—	$—	$—
Convertible and exchangeable senior notes	31,502	—	200,000	—	300,000	13,605	545,107
Junior subordinated debt	—	—	—	—	—	280,117	280,117
Secured debt—recourse	32,815	—	—	—	—	—	32,815
Secured debt—non-recourse:
Digital Operating	9,576	10,126	261,285	971,606	1,274,250	700,000	3,226,843
Wellness Infrastructure	159,179	320,164	10,859	2,113,612	1,020	128,299	2,733,133
Other—Other Equity and Debt	472,332	111,559	67,154	394,426	67,061	911	1,113,443
Total	$705,404	$441,849	$539,298	$3,479,644	$1,642,331	$1,122,932	$7,931,458

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
Fair value of derivative assets and derivative liabilities are as follows:

	December 31, 2020			December 31, 2019
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$6	$6	$15,307	$1,271	$16,578
Interest rate contracts	29	64	93	78	237	315
Performance swaps	—	—	—	—	4,493	4,493
Included in other assets	$29	$70	$99	$15,385	$6,001	$21,386
Derivative Liabilities
Foreign exchange contracts	$—	$967	$967	$8,134	$2,482	$10,616
Performance swaps	—	149	149	—	—	—
Forward contracts	—	102,656	102,656	—	116,915	116,915
Included in accrued and other liabilities	$—	$103,772	$103,772	$8,134	$119,397	$127,531
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral. The Company had cash collateral on deposit, included in other assets, of $15.9 million at December 31, 2020 and $10.0 million at December 31, 2019, all of which related to the forward contracts and performance swaps discussed below.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts and certain key terms of non-designated foreign exchange contracts in place at December 31, 2020:

Hedged Currency	Instrument Type	Notional Amount (in thousands)	FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Put options	€224,000	$0.95	May 2021 to May 2022
GBP	Put options	£32,000	$1.05	May 2021
GBP	FX Forward	£23,510	$1.33	April 2021 to September 2021
The Company’s foreign denominated net investments in subsidiaries or joint ventures were €455.4 million and £286.3 million, or a total of $0.9 billion at December 31, 2020, and €517.9 million and £275.5 million, or a total of $0.9 billion at December 31, 2019.
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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Designated net investment hedges:
Realized gain transferred from AOCI to earnings	$414	$1,790	$7,426
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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Dedesignated net investment hedges:
Unrealized gain (loss) transferred from AOCI to earnings	$1,485	$(2,693)	$3,726
Non-designated foreign exchange contracts:
Unrealized gain (loss) in earnings	(2,727)	—	—
Interest Rate Contracts
The Company uses various interest rate contracts, some of which may be designated as cash flows hedges, to limit its exposure to changes in interest rates on various floating rate debt obligations. The following table summarizes the interest rate contracts held by the Company at December 31, 2020.

	Notional Amount (in thousands)			Strike Rate / Forward Rate
Instrument Type	Designated	Non-Designated	Index		Range of Expiration Dates
Interest rate caps	$—	$3,340,895	1-Month LIBOR	2.00% - 4.00%	March 2021 to July 2022
Interest rate caps	€220,590	€451,410	3-Month EURIBOR	0.25% - 1.50%	January 2021 to June 2024
Interest rate caps	£—	£284,426	3-Month GBP LIBOR	1.00% - 2.00%	November 2021 to October 2022
The following table summarizes amounts recorded in the income statements related to interest rate contracts.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest expense on designated interest rate contracts (1)	$24	$—	$—
Realized and unrealized gain (loss) net:
Designated interest rate contracts	—	8,019	—
Non-designated interest rate contracts (2)	(209)	(242,898)	33,307
__________
(1)    Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.
(2)    Amounts include unrealized loss of $239.3 million in 2019 and unrealized gain of $34.0 million on a $2.0 billion notional forward starting swap that was settled at the end of 2019.
Forward Contracts and Performance Swaps
The Company has an equity investment in a third party managed real estate mutual fund, accounted for as marketable equity securities carried at fair value. The Company had previously entered into a series of forward contracts on its shares in the mutual fund in an aggregate notional amount of $100 million, equal to its initial investment in the fund, and concurrently, entered into a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The Company settled the forwards and swaps in cash upon expiration in January 2020, realizing a gain of $5.8 million. In January 2020, the Company entered into another series of forward contracts with aggregate notional of $119 million, and swap contracts with the same counterparty, with similar terms to the previous transaction that required an initial combined collateral deposit of $14.3 million, subject to daily net settlements in net fair value changes in excess of a predetermined threshold. The forward and swap contracts were settled upon expiration in January 2021 through delivery of all of the Company's shares in the mutual fund, realizing an immaterial net loss.

The forwards and swaps are not designated as hedges for accounting purposes. All realized and unrealized gains (losses) are recorded in other gain (loss) as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Realized and unrealized gain (loss), net on derivatives:
Forward contracts	$14,259	$(16,915)
Performance swaps	1,164	4,493
Unrealized gain (loss) on marketable equity securities held at period end:
Real estate mutual fund	(14,290)	17,442
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty.

	Gross Assets (Liabilities) on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
(In thousands)		(Assets) Liabilities	Cash Collateral Pledged
December 31, 2020
Derivative Assets
Foreign exchange contracts	$6	$—	$—	$6
Interest rate contracts	93	—	—	93
	$99	$—	$—	$99
Derivative Liabilities
Foreign exchange contracts	$(967)	$—	$—	$(967)
Performance swaps	(149)	149	—	—
Forward contracts	(102,656)	(149)	15,913	(86,892)
	$(103,772)	$—	$15,913	$(87,859)

December 31, 2019
Derivative Assets
Foreign exchange contracts	$16,578	$(4,385)	$—	$12,193
Interest rate contracts	315	—	—	315
Performance swaps	4,493	(4,493)	—	—
	$21,386	$(8,878)	$—	$12,508
Derivative Liabilities
Foreign exchange contracts	$(10,616)	$4,385	$—	$(6,231)
Forward contracts	(116,915)	4,493	9,981	(102,441)
	$(127,531)	$8,878	$9,981	$(108,672)
12. Fair Value
Recurring Fair Values
The table below presents a summary of financial assets and financial liabilities carried at fair value on a recurring basis, including financial instruments for which the fair value option was elected, but excluding financial assets under the NAV practical expedient, categorized into the three tier fair value hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques.

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Marketable equity securities	$218,485	$—	$—	$218,485
AFS debt securities	—	—	28,576	28,576
Other assets—derivative assets	—	99	—	99
Fair Value Option:
Loans held for investment	—	—	1,295,337	1,295,337
Equity method investments	—	—	181,799	181,799
Liabilities
Other liabilities—derivative liabilities	—	103,772	—	103,772
Other liabilities—settlement liability	—	—	24,285	24,285
December 31, 2019
Assets
Marketable equity securities	$138,586	$—	$—	$138,586
AFS debt securities	—	—	54,859	54,859
CMBS of consolidated fund	—	2,732	—	2,732
Other assets—derivative assets	—	21,386	—	21,386
Fair Value Option:
Equity method investments	—	—	222,875	222,875
Liabilities
Other liabilities—derivative liabilities	—	127,531	—	127,531
Other liabilities—contingent consideration for THL Hotel Portfolio	—	—	9,330	9,330
Marketable Equity Securities
Marketable equity securities consist primarily of investment in a third party managed mutual fund and equity securities held by consolidated funds. These marketable equity securities are valued based on listed prices in active markets and classified as Level 1 of the fair value hierarchy.
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
Other Liabilities—Contingent Consideration for THL Hotel Portfolio
In connection with the consensual foreclosure in July 2017 of a portfolio of limited service hotels ("THL Hotel Portfolio"), contingent consideration is payable to the former preferred equity holder of the borrower in an amount up to $13.0 million based upon the performance of the THL Hotel Portfolio, subject to meeting certain repayment and return thresholds to the Company and certain investment vehicles managed by the Company. The contingent consideration is measured based upon the probability of the former preferred equity holder receiving such payment, classified as Level 3 fair value. In the second quarter of 2020, the contingent consideration liability was determined to have zero value and was written off as a gain of $9.3 million, recorded in other gain (loss) within income (loss) from discontinued operations (Note 16). The Company determined that it was no longer probable that such payment would be made following the adverse effect of COVID-19 on the operations and performance of the THL Hotel Portfolio.

Other Liabilities—Settlement Liability
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
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of the Company's class A common stock. Pursuant to the arrangement, the Company contributed its class A common stock, valued at $14.7 million by the venture, and Blackwells contributed $1.47 million of cash that was then distributed to the Company, resulting in a net capital contribution of $13.23 million by the Company in the venture. All of the class A common stock held in the venture had been repurchased by the Company in March 2020 (Note 14). Blackwells may cause the arrangement to be dissolved and all underlying assets distributed at any time, and the Company may do the same after three years. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. The initial fair value of the arrangement was recorded as a settlement loss on the statement of operations, with a corresponding liability on the balance sheet, subject to remeasurement at each period end.
The settlement liability is a fair value measure of the disproportionate allocation of future profits distribution to Blackwells pursuant to the joint venture arrangement. Such profits will be derived from dividend payments and any appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles. The profits distribution is payable in cash, the Company's class A common stock or a combination of both at the Company's election. The initial fair value of the arrangement was recorded as a settlement loss on the statement of operations with a corresponding settlement liability on the consolidated balance sheer. The settlement liability, classified as a Level 3 fair value, is measured using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution occurs at the end of the third year in March 2023, and is remeasured at each reporting period. At December 31, 2020, the settlement liability was valued at approximately $24.3 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 67.2% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) zero expected dividend yield given the Company's suspension of its common stock dividend beginning the second quarter of 2020; and (c) risk free rate of 0.14% per annum based upon a compounded zero-coupon U.S. Treasury yield. The settlement liability increased approximately $20.4 million from inception to December 31, 2020, recorded as other loss on the consolidated statement of operations.
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
Equity Method Investments
Equity method investments for which the fair value option was elected are carried at fair value on a recurring basis. Fair values are determined using either discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets, applying revenue multiples, based on transaction price for recently acquired investments, pending or comparable market sales price on an investment, or based upon NAV of the underlying funds subject to adjustments. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy, unless investments are valued based on contracted sales prices which are classified as Level 2 of the fair value hierarchy. Changes in fair value of equity method investments under the fair value option are recorded in equity method earnings.

Level 3 Recurring Fair Value Measurements
Quantitative information about recurring Level 3 fair value assets are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
December 31, 2020
AFS debt securities	$28,576	Discounted cash flows	Discount rate	28.9% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	1,295,337	Discounted cash flows	Discount rate	13.0% (6.9% - 25.7%)	Decrease
Equity method investments—third party private equity funds	2,472	NAV(3)	N/A	N/A	N/A
Equity method investments—other	36,923	Discounted cash flows	Discount rate	27.5% (19.0% - 30.0%)	Decrease
Equity method investments—other	142,404	Transaction price(5)	N/A	N/A	N/A

December 31, 2019
AFS debt securities	$54,859	Discounted cash flows	Discount rate	22.3% (16.8% - 65.0%)	Decrease
Fair Value Option:
Equity method investments—third party private equity funds	5,391	NAV(3)	N/A	N/A	N/A
Equity method investments—other	18,574	Discounted cash flows	Discount rate	10.1% (5.1% - 15.8%)	Decrease
Equity method investments—other	25,000	Multiple	Revenue multiple	3.7x	(4)
Equity method investments—other	173,910	Transaction price(5)	N/A	N/A	N/A
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
(3)    Fair value was estimated based on underlying NAV of the respective funds on a quarter lag, adjusted as deemed appropriate by management, considering the cash flows provided by the general partners of the funds and the implied yields of the funds.
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
The following table presents changes in recurring Level 3 fair value assets and liabilities, including realized and unrealized gains (losses) included in other gain (loss) on the consolidated statement of operations and in AOCI.

	Level 3 Assets				Level 3 Liability
			Fair Value Option
(In thousands)	Securitized Loans Receivable	AFS Debt Securities	Loans Held for Investment	Equity Method Investments	Debt—Securitized Bonds Payable
Fair value at December 31, 2017	$45,423	$323,243	$—	$363,901	$(44,542)
Purchases, contribution or accretion	—	21,049	—	61,113	—
Paydowns or distributions	(638)	(138,261)	—	(188,409)	638
Contribution to CLNC	—	—	—	(26,134)	—
Deconsolidation	(44,070)	(124,344)	—	—	43,847
Transfers out of Level 3 (1)	—	—	—	(132,527)	—
Realized and unrealized gains (losses) in earnings, net	(715)	3,877	—	3,141	57
Other comprehensive income (2)	—	(21,437)	—	—	—
Fair value at December 31, 2018	$—	$64,127	$—	$81,085	$—

Net unrealized gains (losses) in earnings on instruments held at December 31, 2018	$(715)	$—	$—	$(67)	$57

	Level 3 Assets				Level 3 Liability
			Fair Value Option
(In thousands)	Securitized Loans Receivable	AFS Debt Securities	Loans Held for Investment	Equity Method Investments	Debt—Securitized Bonds Payable
Fair value at December 31, 2018	$—	$64,127	$—	$81,085	$—
Purchases, contributions and accretion	—	6,380	—	141,070	—
Paydowns, distributions and sales	—	(10,779)	—	(8,338)	—
Realized and unrealized gains (losses) in earnings, net	—	(16,920)	—	9,058	—
Other comprehensive income (2)	—	12,051	—	—	—
Fair value at December 31, 2019	$—	$54,859	$—	$222,875	$—

Net unrealized gains (losses) in earnings on instruments held at December 31, 2019	$—	$(16,920)	$—	$8,280	$—

Fair value at December 31, 2019	$—	$54,859	$—	$222,875	$—
Election of fair value option on January 1, 2020	—	—	1,556,131	—	—
Reclassification of accrued interest on January 1, 2020	—	—	13,504	—	—
Purchases, drawdowns, contributions and accretion	—	4,043	195,414	6,539	—
Paydowns, distributions and sales	—	(5,784)	(274,100)	(967)	—
Change in accrued interest and capitalization of paid-in-kind interest	—	—	33,033	—	—
Allowance for credit losses	—	(24,688)	—	—	—
Realized and unrealized gains (losses) in earnings, net	—	—	(299,405)	(58,873)	—
Other comprehensive income (loss) (2)	—	146	70,760	12,225	—
Fair value at December 31, 2020	$—	$28,576	$1,295,337	$181,799	$—

Net unrealized gains (losses) on instruments held at December 31, 2020
In earnings	—	$—	$(272,084)	$(58,873)	$—
In other comprehensive income (loss)	$—	$146	N/A	N/A	$—
__________
(1)    Assets transferred out of Level 3 represent investments in third party private equity funds that were valued based on their contracted sales price and subsequently sold in 2018.
(2)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.
Securitized Loans and Securitized Bonds
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

	December 31, 2020		December 31, 2019
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$15,680	$8,026	$16,271	$11,058
Non-traded REIT—real estate	18,272	—	19,358	—
Private fund—emerging market private equity	2,224	—	3,012	—
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

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$898,231	$13,095	$—	$911,326	$535,897
Secured debt	—	—	6,927,743	6,927,743	7,049,993
Secured debt related to assets held for disposition	—	—	3,333,651	3,333,651	3,494,079
Junior subordinated debt	—	—	201,018	201,018	203,848
December 31, 2019
Assets
Loans at amortized cost	$—	$—	$1,557,850	$1,557,850	$1,552,824
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	602,000	13,095	—	615,095	614,052
Secured debt	—	—	4,747,560	4,747,560	4,702,676
Secured debt related to assets held for disposition	—	—	3,700,990	3,700,990	3,698,934
Junior subordinated debt	—	—	225,835	225,835	201,190
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $46.5 million at December 31, 2020 and $18.5 million at December 31, 2019. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At December 31, 2020 and 2019, the consolidated private funds had total assets of $172.2 million and $24.7 million, respectively, and total liabilities of $41.8 million and $0.1 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $214.4 million at December 31, 2020 and $137.0 million at December 31, 2019, included within equity and debt investments and additionally at December 31, 2019, within assets held for disposition, on the consolidated balance sheets.

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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF Holdco had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $21.9 million at December 31, 2020 and $46.0 million at December 31, 2019.
Trusts
The Trusts, wholly-owned subsidiaries of NRF Holdco, formed as statutory trusts, previously issued preferred securities and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF Holdco (Note 10). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at December 31, 2020 and December 31, 2019, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.

14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2017	65,464	542,599	736
Redemption of preferred stock	(8,000)	—	—
Shares issued upon redemption of OP Units (1)	—	2,074	—
Shares issued for settlement of contingent consideration—Internalization	—	15	40
Conversion of class B to class A common stock	—	42	(42)
Repurchase of common stock	—	(61,418)	—
Equity-based compensation, net of forfeitures	—	3,394	—
Shares canceled for tax withholding on vested stock awards	—	(3,359)	—
Shares outstanding at December 31, 2018	57,464	483,347	734
Redemption of preferred stock	(16,114)	—	—
Shares issued upon redemption of OP Units	—	188	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,850	—
Shares canceled for tax withholding on vested stock awards	—	(689)	—
Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	2,184	—
Repurchase of common stock, net (2)	—	(12,733)	—
Equity-based compensation, net of forfeitures	—	9,680	—
Shares canceled for tax withholding on vested stock awards	—	(2,769)	—
Shares outstanding at December 31, 2020	41,350	483,406	734
__________
(1)    Includes 572,567 shares of class A common stock issued upon redemption of an equivalent number of OP Units that were issued for settlement of the contingent consideration in connection with the Company's acquisition of the investment management business and operations of its former manager in 2015 (the "Internalization").
(2)    Net of reissuance of 964,160 shares of class A common stock that had been repurchased by the Company during March 2020. Refer to discussion of settlement liability in Note 12.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at December 31, 2020:

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
Redemption of Preferred Stock
The Company redeemed the remaining outstanding shares of Series B preferred stock and all outstanding shares of Series E preferred stock in December 2019, with settlement in January 2020, for $402.9 million, applying proceeds from the sale of its light industrial business. In 2018, all outstanding shares of Series D preferred stock were redeemed.
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
Common Stock Repurchases
During the first quarter of 2020 and for the years ended December 31, 2019 and 2018, the Company repurchased its class A common stock totaling 12,733,204 shares at a cost of $24.6 million, 652,311 shares at a cost of $3.2 million, and 61,417,755 shares at a cost $350.1 million, respectively, or a weighted average price of $1.93, $4.84 and $5.70 per share, respectively. These share repurchases were made pursuant to a $300 million share repurchase program that expired in May 2020 and a similar program that expired in May 2019.
Effective June 29, 2020, the Company is restricted from repurchasing additional common shares, subject to certain exceptions, under the terms of its amended corporate credit facility (Note 10).
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$5,616	$14,418	$—	$45,931	$(18,649)	$47,316
Cumulative effect of adoption of new accounting pronouncements	(202)	—	—	—	—	(202)
Other comprehensive income (loss) before reclassifications	(1,785)	(16,238)	(91)	(46,183)	34,113	(30,184)
Amounts reclassified from AOCI	—	(3,951)	—	6,870	(8,446)	(5,527)
Deconsolidation of N-Star CDO	—	2,596	—	—	—	2,596
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	9,206	(4,358)	(2,563)	(5,398)	24,945	21,832
Amounts reclassified from AOCI	(3,554)	15,356	2,428	(1,081)	(1,312)	11,837
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	8,437	1,844	(7)	52,468	16,008	78,750
Amounts reclassified from AOCI	—	(3,595)	—	225	(925)	(4,295)
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2017	$—	$38,948	$3,127	$42,075
Other comprehensive income (loss) before reclassifications	(390)	(39,621)	8,696	(31,315)
Amounts reclassified from AOCI	—	73	(2,179)	(2,106)
AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(5,943)	(16,848)	(1,291)	(24,082)
Amounts reclassified from AOCI	5,328	(465)	2,306	7,169
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(25)	101,853	5,313	107,141
Amounts reclassified from AOCI	—	(95)	(873)	(968)
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2020	2019	2018
Realized gain on marketable securities	$—	$—	$10,100	Other gain (loss), net
Relief of basis of AFS debt securities	3,595	—	—	Other gain (loss), net
Other-than-temporary impairment	—	(15,356)	(6,149)	Other gain (loss), net
Deconsolidation of N-Star CDO	—	—	(2,596)	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	(225)	1,081	(6,870)	Other gain (loss), net
Unrealized gain (loss) on dedesignated net investment hedges	552	(340)	1,454	Other gain (loss), net
Realized gain on net investment hedges	373	1,652	6,992	Other gain (loss), net
Release of equity in AOCI of unconsolidated ventures	—	3,554	—	Equity method earnings (losses)

15. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business and in consolidated open-end funds sponsored by the Company.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$6,107	$9,385	$34,144
Contributions	307,414	—	354
Distributions and redemptions	(8,859)	(5,837)	(21,405)
Net income (loss)	616	2,559	(3,708)
Ending balance	$305,278	$6,107	$9,385
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
Wafra has agreed to assume certain of the Company's existing commitments made to DCP I and to make commitments to DCP II and to the Company’s initial digital credit fund, in an aggregate amount of at least $130.0 million. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% (on a fully-diluted, post-transaction basis) of the Company’s class A common stock. Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock, with staggered strike prices between $2.43 and $6.00 for each warrant, exercisable until July 17, 2026.
Consideration paid by Wafra in exchange for its investment in the Digital IM Business and for the warrants is composed of: (i) cash consideration of $253.6 million paid at closing; and (ii) contingent consideration of approximately $29.9 million to be paid if the run-rate of earnings before interest, tax, depreciation and amortization ("EBITDA") of the Digital IM Business is equal to or greater than $72.0 million as of December 31, 2020.
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
To further enhance the alignment of interests, the Company entered into an amended and restated restrictive covenant agreement with each of Mr. Ganzi and Mr. Jenkins, pursuant to which they agreed to certain enhanced non-solicitation provisions and extension of the term of existing non-competition agreements.
Wafra’s investment provides the Company with permanent capital to pursue strategic digital infrastructure investments and grow the Digital IM Business.
Noncontrolling Interests in Investment Entities
These are interests in consolidated investment entities held by private investment funds managed by the Company, or by third party joint venture partners.

The Company's investment in its light industrial portfolio, prior to its sale in December 2019, was made alongside third party limited partners through a joint venture consolidated by the Company. The Company's ownership interest changed over time as result of capital contributions from or redemptions of limited partner interests. Limited partners were admitted or redeemed at the net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of their contributions or redemptions. For the years ended December 31, 2019 and 2018, the difference between contributions or redemptions and the respective limited partners' share of the joint venture resulted in a net increase to additional paid-in capital of $12.4 million and $34.1 million, respectively.
Noncontrolling Interests in Operating Company
Certain current and former employees of the Company directly or indirectly own interests in OP, presented as noncontrolling interests in the Operating Company. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP.
Issuance of OP Units—The Company issued 21,478,515 OP Units in July 2019 and 612,072 OP Units in December 2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3). There were no OP Units issued in the year ended December 31, 2020.
Redemption of OP Units—The Company redeemed 2,184,395 OP Units during the year ended December 31, 2020 and 187,995 OP Units during the year ended December 31, 2019, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
16. Discontinued Operations
Discontinued operations represent the following:
•Hotel—operations of the Company's Hospitality segment and the THL Hotel Portfolio in the Other segment in all periods; and
•Industrial—(i) operations of the light industrial portfolio and the related management platform prior to its sale in December 2019, which included fee income and general partner interest in the industrial open-end fund that earned carried interest, and interests of all limited partners in the industrial closed-end and open-end funds who represented noncontrolling interests; (ii) final adjustments to net sales proceeds from the light industrial business upon release of escrowed funds in 2020, resulting in a net loss of $7.4 million; and (iii) operations of the bulk industrial portfolio prior to its sale in December 2020 and a gain on sale recorded based upon depreciated carrying values.

Income (loss) from discontinued operations is presented below.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands)	Hotel	Industrial	Total	Hotel	Industrial	Total	Hotel	Industrial	Total
Revenues
Property operating income	$573,787	$20,217	$594,004	$1,119,045	$346,431	$1,465,476	$1,193,636	$288,367	$1,482,003
Fee income	—	—	—	—	11,646	11,646	—	7,378	7,378
Interest and other income	185	79	264	486	5,163	5,649	1,374	3,775	5,149
Revenues from discontinued operations	573,972	20,296	594,268	1,119,531	363,240	1,482,771	1,195,010	299,520	1,494,530
Expenses
Property operating expense	489,975	5,993	495,968	757,555	93,440	850,995	805,161	84,162	889,323
Interest expense	157,287	6,665	163,952	228,729	91,863	320,592	218,278	42,713	260,991
Investment and servicing expense	16,811	20	16,831	17,612	658	18,270	15,033	436	15,469
Transaction costs	4,500	—	4,500	—	—	—	—	—	—
Depreciation and amortization	144,499	2,340	146,839	182,198	106,470	288,668	191,321	129,104	320,425
Impairment loss	1,107,133	—	1,107,133	59,913	—	59,913	86,841	948	87,789
Compensation expense—cash and equity-based (1)	4,395	82	4,477	5,322	29,791	35,113	6,512	11,156	17,668
Compensation expense—carried interest	—	(489)	(489)	—	35,170	35,170	—	4,696	4,696
Administrative expenses	2,937	1,199	4,136	2,252	6,089	8,341	1,682	4,803	6,485
Expenses from discontinued operations	1,927,537	15,810	1,943,347	1,253,581	363,481	1,617,062	1,324,828	278,018	1,602,846
Other income (loss)
Gain on sale of real estate	—	15,936	15,936	913	1,457,892	1,458,805	4,618	7,633	12,251
Other gain (loss), net	9,732	—	9,732	804	1,338	2,142	(1,460)	—	(1,460)
Equity method earnings (losses), including carried interest	—	(115)	(115)	—	41,258	41,258	—	10,636	10,636
Income (loss) from discontinued operations before income taxes	(1,343,833)	20,307	(1,323,526)	(132,333)	1,500,247	1,367,914	(126,660)	39,771	(86,889)
Income tax benefit (expense)	(2,662)	15	(2,647)	(27)	1,550	1,523	9,866	(189)	9,677
Income (loss) from discontinued operations	(1,346,495)	20,322	(1,326,173)	(132,360)	1,501,797	1,369,437	(116,794)	39,582	(77,212)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(172,419)	10,651	(161,768)	(20,758)	989,358	968,600	(14,380)	21,260	6,880
Noncontrolling interests in Operating Company	(116,350)	955	(115,395)	(9,404)	49,391	39,987	(6,074)	1,113	(4,961)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(1,057,726)	$8,716	$(1,049,010)	$(102,198)	$463,048	$360,850	$(96,340)	$17,209	$(79,131)
__________
(1)    Includes equity-based compensation of $0.8 million in 2020, $9.7 million in 2019 and $4.0 million in 2018.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net loss allocated to common stockholders
Loss from continuing operations	$(2,464,237)	$(1,518,352)	$(417,963)
(Income) loss from continuing operations attributable to noncontrolling interests	837,488	108,695	(22,513)
Loss from continuing operations attributable to Colony Capital, Inc.	(1,626,749)	(1,409,657)	(440,476)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	(1,049,010)	360,850	(79,131)
Net loss attributable to Colony Capital, Inc.	(2,675,759)	(1,048,807)	(519,607)
Preferred dividends	(75,023)	(108,550)	(117,097)
Net loss attributable to common stockholders	(2,750,782)	(1,152,207)	(632,709)
Net income allocated to participating securities	(1,250)	(3,491)	(2,504)
Net loss allocated to common stockholders—basic	(2,752,032)	(1,155,698)	(635,213)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—
Net loss allocated to common stockholders—diluted	$(2,752,032)	$(1,155,698)	$(635,213)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	473,558	479,588	496,993
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—
Weighted average number of common shares outstanding—diluted	473,558	479,588	496,993
Income (loss) per share—basic
Loss from continuing operations	$(3.60)	$(3.16)	$(1.12)
Income (loss) from discontinued operations	(2.21)	0.75	(0.16)
Net loss attributable to common stockholders per common share—basic	$(5.81)	$(2.41)	$(1.28)
Income (loss) per share—diluted
Loss from continuing operations	$(3.60)	$(3.16)	$(1.12)
Income (loss) from discontinued operations	(2.21)	0.75	(0.16)
Net loss attributable to common stockholders per common share—diluted	$(5.81)	$(2.41)	$(1.28)
__________
(1)    For the years ended December 31, 2020, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $29.9 million, $28.2 million and $28.6 million of interest expense, respectively, and 87,478,400, 38,112,100, and 38,112,100 of weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.
(2)    The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 74,100 and 571,500 for the years ended December 31, 2019 and 2018 , respectively, as the effect would be antidilutive. No unvested non-participating restricted shares were outstanding during the year ended December 31, 2020. The calculation of diluted earnings per share also excludes the effect of weighted average shares of class A common stock that are contingently issuable in relation to performance stock units (Note 19) of 5,776,800, 990,700 and 532,900 for the years ended December 31, 2020, 2019 and 2018, respectively. Also excluded from the calculation of diluted earnings per share is the effect of weighted average shares of class A common stock that are issuable to net settle the exercise of warrants (Note 15) of 862,200 for the year ended December 31, 2020 as the effect would be antidilutive.
(3)    OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered class A common stock on a one-for-one basis. At December 31, 2020, 2019 and 2018 there were 51,076,700, 53,261,100 and 31,358,500 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.
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
Fee income in 2019 and 2018, as presented below, excludes management fees from the Company's open-end light industrial fund, which is included in income from discontinued operations (Note 16) prior to the sale of the Company's light industrial platform in December 2019.

The Company earns fee income from the following sources:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Institutional funds and other investment vehicles	$129,086	$82,188	$48,624
Public companies (CLNC, and NRE prior to its sale in September 2019)	29,739	118,049	65,258
Non-traded REIT	17,170	19,896	29,597
Other	1,760	3,782	964
	$177,755	$223,915	$144,443
The following table presents the Company's fee income by type:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Base management fees ($169,518, $151,452 and $130,384 from affiliates, respectively)	$169,813	$152,189	$131,406
Asset management fees ($2,430, $2,371 and $2,078 from affiliates, respectively)	3,273	3,559	2,078
Acquisition and disposition fees—from affiliates	—	—	1,922
Incentive and termination fees—from affiliates ($35, $64,555, and $5,445 from affiliates, respectively)	35	64,555	5,445
Other fee income ($4,541, $2,206 and $3,389 from affiliates, respectively)	4,634	3,612	3,592
Total fee income	$177,755	$223,915	$144,443
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
•Non-Traded REIT—1.5% per annum of most recently published NAV (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare, and prior to closing of the Combination on January 31, 2018, 1% to 1.25% per annum of gross assets for NorthStar I and NorthStar II. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution); and
•NorthStar Realty Europe ("NRE")—prior to the September 30, 2019 sale of NRE, previously a publicly-traded REIT managed by the Company, and concurrent termination of its management contract, a variable fee of 1.5% per annum of NRE's reported European Public Real Estate Association NAV ("EPRA NAV" as defined in its management agreement) for EPRA NAV up to and including $2.0 billion, and 1.25% per annum for EPRA NAV amounts exceeding $2.0 billion.
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
Incentive Fees—The Company may earn incentive fees from CLNC, and prior to its termination, from NRE, determined based on the performance of the investment vehicles subject to the achievement of minimum return hurdles in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 40% to 50%) is allocable to senior management, investment professionals and certain other employees of the Company, included in carried interest and incentive fee compensation expense. There were no incentive fees earned in 2020.

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
19. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2020, an aggregate 64.1 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units ("RSUs")—RSUs relating to the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs were outstanding. Fair value of RSUs are based on the Company's class A common stock price on grant date. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and market condition. Following the end of the measurement period for the PSUs, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of PSUs granted, to be determined based upon the performance of the Company's class A common stock either relative to that of a specified peer group or against a target stock price over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs whose employment is terminated after the first anniversary of the PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based on achievement of the total shareholder return metric otherwise applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to market conditions do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 15).
LTIP units issued have either (1) a service condition only, valued based upon the Company's class A common stock price on grant date; or (2) both a service condition and a market condition based upon the Company's class A common stock achieving target prices over predetermined measurement periods subject to continuous employment to the time of vesting, valued using a Monte Carlo simulation.
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
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock. Any such additional DSUs will also be credited with additional DSUs as cash dividends are paid, subject to the same restrictions and vesting conditions, where applicable. Upon separation of service from the Company, vested DSUs will be settled in shares of the Company’s class A common stock. Fair value of DSUs are determined based on the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, or on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation expense, excluding amounts related to the industrial and hotel businesses which are presented as discontinued operations (Note 16), is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense (including $568, $345 and $270 amortization of fair value of dividend equivalent rights)	$34,156	$29,899	$37,839

Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2019	7,641,708	10,000,000	265,784	—	5,680,195	23,587,687	$3.66	$3.25
Granted	10,130,282	1,845,018	672,910	10,799,244	4,324,375	27,771,829	1.64	2.20
Vested	(6,426,591)	—	(613,817)	—	—	(7,040,408)	—	4.96
Forfeited	(616,687)	—	—	(1,209,680)	(68,679)	(1,895,046)	3.71	3.74
Unvested shares and units at December 31, 2020	10,728,712	11,845,018	324,877	9,589,564	9,935,891	42,424,062	2.78	2.10
__________
(1)    Represents the number of LTIP units granted subject to vesting based upon achievement of market condition. LTIP units that do not meet the market condition within the measurement period will be forfeited.
(2)    Represents the number of RSUs granted that are subject to vesting only upon achievement of performance condition. RSUs that do not meet the performance condition at the end of the measurement period will be forfeited.
(3)    Represents the number of PSUs granted, which does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period.
Fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $17.9 million in 2020, $14.7 million in 2019 and $111.2 million in 2018.
At December 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $57.2 million, which is expected to be recognized over a weighted average period of 2.5 years.
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
Equity-based compensation expense recognized related to managed company awards was $2.1 million in 2020, $32.3 million in 2019 and $9.6 million in 2018. A corresponding amount is recognized in other income for managed company awards granted to employees (Note 20). At December 31, 2020, aggregate unrecognized compensation cost for unvested managed company awards of CLNC was $2.3 million, which is expected to be recognized over a weighted average period of 1 year.
20. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$32,259	$36,106
Cost reimbursements and recoverable expenses	15,655	14,624
Loan and interest receivable	35,089	—
Employees and other affiliates	541	750
	$83,544	$51,480
Due to Affiliates
Employees and other affiliates	$601	$34,064
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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Retail companies	$3,513	$3,098	$4,672
Public companies (CLNC, NRE)	8,974	14,442	10,747
Private investment vehicles and other	9,392	14,059	9,198
Equity awards of CLNC and NRE (Note 19)	1,976	32,627	10,078
	$23,855	$64,226	$34,695
Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of investment vehicles sponsored by the Company, for which the Company recovers from these investment vehicles up to specified thresholds, as applicable.
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2022, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. In April 2020, the credit facility was drawn for the full amount of $35.0 million and remained outstanding at December 31, 2020. There were no amounts outstanding at December 31, 2019.

Liquidating Trust—In the formation of CLNC through a merger with NorthStar I and NorthStar II, non-traded REITs previously sponsored by the Company, a certain loan receivable previously held by NorthStar I was not transferred to CLNC, for which the Company acquired a senior participation interest at par, and the remaining junior participation interest ("NorthStar I Retained Asset") was transferred to a liquidating trust. The Company entered into a management services agreement with the liquidating trust to service and assist in the potential sale of the NorthStar I Retained Asset, and to provide administrative services on such terms and conditions as approved by the trustees for a management fee of 1.25% per annum of the net assets of the liquidating trust. Such fee amount is immaterial. In October 2020, the loan was paid off at a discount and the liquidating trust was liquidated and dissolved in November 2020.
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
In connection with acquisition of Vantage SDC in July 2020 (Note 3), the Company entered into a series of agreements with Messrs. Ganzi and Jenkins, and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested $8.7 million and $2.1 million, respectively, in Vantage SDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins in connection with Vantage SDC acquisition as a result of their respective personal investments in Vantage made prior to the Company’s acquisition of DBH (such carried interest was determined excluding any additional future payments that may be payable if certain leasing milestones are achieved). Additionally, the day-to-day operations of Vantage SDC will continue to be managed by the existing management company of Vantage, in which Messrs. Ganzi and Jenkins own a 50% interest in the aggregate. Fees paid to the Vantage management company for Vantage SDC was $5.4 million for 2020.
In December 2020, DataBank acquired the zColo colocation business from Zayo, which is a portfolio company of DCP I and other co-invest vehicles sponsored and managed by the Company.
In the aforementioned transactions, the Company took a series of steps to mitigate conflicts in the transactions, including receiving fairness opinions on the purchase price from a nationally recognized third party valuation firm. Additionally, the transactions, specifically the related party aspects of the transactions, were subject to the approval of either the Company's board of directors or the audit committee of the board of directors.
Arrangements with Company-Sponsored Private Funds—The Company co-invests alongside its sponsored private funds through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private funds and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private funds such as financing and administrative costs. Such costs expensed in the three years presented were immaterial and relate primarily to the Company's share of the fund's operating costs and deferred financing costs on borrowings of the fund.
Equity Awards of CLNC and NRE—As discussed in Note 19, CLNC and NRE (prior to termination of the NRE management agreement) grant equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At December 31, 2020 and 2019, such investments in consolidated investment vehicles and general partner entities totaled $19.1 million and $4.0 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $9.5 million in 2020, $2.5 million in 2019 and $0.4 million in 2018.
Aircraft—The Company, through its subsidiary, Colony Capital Advisors, LLC, has entered into a time sharing agreement with Thomas J. Barrack, Jr., the Company's Executive Chairman, under which Mr. Barrack may use the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack pays the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.7 million in 2020, $1.4 million in 2019 and $0.7 million in 2018. The Company's aircraft was sold in January 2021.
Separately, pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own); provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted cash fixed operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a true-up payment for any difference. The Company reimbursed Mr. Ganzi $1.8 million in 2020 and $0.3 million in 2019, respectively.
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
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense), excluding amounts related to the hotel and industrial businesses presented as discontinued operations (Note 16), are as follows.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$(20,173)	$(5,957)	$4,995
State and local	(397)	(2,859)	1,736
Foreign	1,252	(12,459)	(13,698)
Total current tax benefit (expense)	(19,318)	(21,275)	(6,967)
Deferred
Federal	33,238	(137)	53,991
State and local	5,784	2,286	(68)
Foreign	(9,665)	5,150	3,148
Total deferred tax benefit (expense)	29,357	7,299	57,071
Income tax benefit (expense) on continuing operations	$10,039	$(13,976)	$50,104

Deferred Income Tax Assets and Liabilities
Deferred tax assets are included in other assets, which excludes $4.8 million and $12.6 million related to assets held for disposition at December 31, 2020 and 2019, respectively. Deferred tax liabilities are included in accrued and other liabilities.
The components of deferred tax assets, excluding amounts related to the hotel business that is held for disposition, and deferred tax liabilities arising from temporary differences are as follows.

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating and capital loss carry forwards (1)	$100,684	$54,372
Equity-based compensation	12,909	23,410
Real estate, leases and related intangible liabilities	110,546	12,731
Straight-line and prepaid rent	9,674	3,520
Deferred income	1,121	5,816
Deferred interest expense	21,664	11,462
Lease liability—corporate offices	10,385	6,270
Other	178	390
Gross deferred tax assets	267,161	117,971
Valuation allowance	(84,799)	(20,565)
Deferred tax assets, net of valuation allowance	182,362	97,406
Deferred tax liabilities
Real estate, leases and related intangible assets	275,844	209,474
Investment in partnerships	9,739	1,051
Other intangible assets	17,277	31,124
ROU lease asset—corporate offices	5,208	9,420
Gross deferred tax liabilities	308,068	251,069
Net deferred tax liability	$(125,706)	$(153,663)
__________
(1)     At December 31, 2020 and 2019, deferred tax assets were recognized on NOL (prior to establishment of valuation allowances) of $385.9 million and $217.5 million, respectively (excluding NOL, prior to establishment of valuation allowances, of $157.6 million and $52.2 million, respectively, related to the hotel business that is held for disposition). NOL attributable to U.S. federal and state generally begin to expire in 2031, except those U.S federal and foreign losses incurred after December 31, 2017 which can generally be carried forward indefinitely.
Valuation Allowance—Of the valuation allowance of $84.8 million at December 31, 2020, $64.2 million of the allowance was established during 2020, primarily driven by uncertainties in future realization of tax benefit on NOL and taking into consideration decreases in value of the underlying real estate assets. This excludes valuation allowance of $47.1 million at December 31, 2020 on deferred tax assets associated with the hotel business that is held for disposition, of which $41.3 million of the allowance was established during 2020.
Effect of CARES Act—The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with NOL for 2019 and 2020, and allowed for a carryback of NOL generated in years 2018 through 2020 to the five preceding taxable years of the loss. The Company has approximately $76.2 million of NOL available for carryback under the CARES Act and recorded $3.6 million of income tax benefit to reflect the carryback. The Company also reclassified $17.9 million of deferred tax asset to current tax receivable as of December 31, 2020, which reflects refunds received or expected to be received in the next twelve months. These amounts exclude $16.7 million of carryback NOL, $2.0 million of income tax benefit recorded and $5.6 million of deferred tax asset reclassified to current tax in connection with the hotel business that is held for disposition.

Effective Income Tax
The Company's income tax benefit (expense) attributable to continuing operations varied from the amount computed by applying the statutory income tax rate to loss from continuing operations before income taxes. A reconciliation of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations is presented as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Loss from continuing operations before income taxes	$(2,474,276)	$(1,504,376)	$(468,067)
(Income) loss from continuing operations before income taxes attributable to pass-through subsidiaries	1,569,819	704,418	230,462
Loss from continuing operations before income taxes attributable to taxable subsidiaries	(904,457)	(799,958)	(237,605)
Federal tax benefit at statutory tax rate (at 21%)	189,936	167,991	49,897
State and local income taxes, net of federal income tax benefit	1,437	862	10,601
Foreign income tax differential	(4,632)	(8,979)	(3,533)
Foreign income tax differential—U.K. tax rate change	17,591	—	—
Nondeductible expenses—goodwill impairment	(124,740)	(165,480)	—
Nondeductible expenses—other	(1,300)	(4,556)	(3,749)
Valuation allowance, net	(64,234)	(4,151)	(7,789)
Impact of Tax Cuts and Jobs Act	—	—	2,092
Other	(4,019)	337	2,585
Income tax benefit (expense) on continuing operations	$10,039	$(13,976)	$50,104
Tax Examinations
The Company is no longer subject to new income tax examinations by tax authorities for years prior to 2017.
22. Commitments and Contingencies
Leases
As lessee, the Company's leasing arrangements are composed of (i) leases on investment properties, consisting primarily of finance and operating leases on powered shell spaces for data centers, an air rights operating lease, lease on data center equipment, and operating ground leases; and (ii) operating leases for corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2020 was 12.4 years for finance leases on investment properties, 13.2 years for operating leases on investment properties and 6.4 years for operating leases on corporate offices.
For the year ended December 31, 2018, operating lease cost, including variable lease expense, was $3.8 million for ground leases and $10.1 million for office leases.
The following table summarizes total lease cost for operating leases and finance leases for the years ended December 31, 2020 and 2019. There were no finance leases in 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
(In thousands)	Investment Properties	Corporate Offices	Investment Properties	Corporate Offices
Operating leases: (1)
Fixed lease expense	$23,551	$10,102	$3,778	$9,213
Variable lease expense	5,758	2,506	133	2,516
Total operating lease cost	$29,309	$12,608	$3,911	$11,729

Finance leases:
Interest expense	$414	$—	$—	$—
Amortization of ROU lease asset	475	—	—	—
Total finance lease cost	$889	$—	$—	$—
__________
(1)     Total lease cost for operating leases is included in property operating expense for investment properties and administrative expense for corporate offices.

Lease Commitments
Finance and operating lease liabilities take into consideration renewal or termination options when such options are deemed reasonably certain to be exercised by the Company and exclude variable lease payments which are expensed as incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation or increases in property fair value, and/or (ii) nonlease services, such as common area maintenance in net leases and operating expenses, primarily for power, in data center leases.
The table below presents the Company's future lease commitments at December 31, 2020, determined using weighted average discount rates of 6.2% for finance leases on investment properties, 6.3% for operating leases on investment properties, excluding properties held for disposition, and 4.6% for operating leases on corporate offices:

(In thousands)	Finance Leases	Operating Leases
Year Ending December 31,	Investment Properties	Investment Properties	Corporate Offices
2021	$15,315	$55,806	$10,401
2022	15,644	56,161	9,307
2023	15,918	57,409	8,490
2024	16,308	53,019	8,951
2025	16,709	41,640	7,975
2026 and thereafter	136,669	326,947	15,045
Total lease payments	216,563	590,982	60,169
Present value discount	(67,589)	(239,462)	(8,636)
Finance / Operating lease liability (Note 9)	$148,974	$351,520	$51,533
Litigation
The Company may be involved in litigations in the ordinary course of business. As of December 31, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
23. Segment Reporting
The Company conducts its business through five reportable segments as follows:
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
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of space and/or capacity in or on digital assets through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business that acquired zColo's edge business in December 2020; and Vantage SDC. Both DataBank and Vantage are also portfolio companies, managed under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
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

•Other—This segment is composed of other equity and debt ("OED") investments and the non-digital investment management ("Other IM") business. OED encompasses a diversified group of non-digital real estate and real estate-related equity and debt investments, including investments for which the Company acts as a general partner and/or manager ("GP co-investments") and receives various forms of investment management economics on related third-party capital on such investments, which includes our investment in CLNC, among other holdings. The Company has monetized a substantial portion of its OED portfolio and will continue to monetize the remainder as it completes its digital evolution. Other IM, which is separate from Digital IM, encompasses the Company’s management of private real estate credit funds and related co-investment vehicles, CLNC, and NorthStar Healthcare. Many of the investments underlying these vehicles are co-owned by the Company’s balance sheet and categorized under OED. The Company earns management fees, generally based on the amount of assets or capital managed, and contractual incentive fees or potential carried interest based on the performance of the investment vehicles managed subject to achievement of minimum return hurdles.
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
Additionally, effective the first and third quarters of 2020, the Industrial segment and the Hospitality segment, respectively, no longer constitute reportable segments. In December 2019, the Company completed the sale of the light industrial portfolio and its related management platform, which represented the vast majority of the industrial segment. The remaining bulk industrial portfolio was sold in December 2020. In September 2020, the Company entered into a definitive agreement to sell five of the six hotel portfolios in its Hospitality segment (remaining portfolio is in receivership) and the THL Hotel Portfolio in the Other segment. Current and prior period results of the Industrial segment, Hospitality segment and THL Hotel Portfolio in the Other segment are presented as discontinued operations on the consolidated statements of operations (Note 16).

Segment Results of Operations
The following table presents results of operations of the Company's reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2020
Total revenues	$313,283	$84,420	$4,160	$527,176	$293,538	$14,017	$1,236,594
Income (loss) from continuing operations	(130,818)	9,793	35,922	(754,709)	(1,373,552)	(250,873)	(2,464,237)
Income (loss) from continuing operations attributable to Colony Capital, Inc.	(19,784)	9,196	23,261	(503,925)	(916,861)	(218,636)	(1,626,749)
Loss from discontinued operations attributable to Colony Capital, Inc.							(1,049,010)
Net loss attributable to Colony Capital, Inc.							$(2,675,759)

Year Ended December 31, 2019
Total revenues	$6,039	$34,368	$—	$582,139	$570,042	$14,235	$1,206,823
Income (loss) from continuing operations	(691)	48,942	(4,465)	(243,688)	(880,972)	(437,478)	(1,518,352)
Income (loss) from continuing operations attributable to Colony Capital, Inc.	(124)	44,808	(4,026)	(183,510)	(869,453)	(397,352)	(1,409,657)
Income from discontinued operations attributable to Colony Capital, Inc.							360,850
Net loss attributable to Colony Capital, Inc.							$(1,048,807)

Year Ended December 31, 2018
Total revenues	$—	$—	$—	$592,455	$570,238	$9,239	$1,171,932
Income (loss) from continuing operations	—	3,971	1,984	(283,516)	82,572	(222,974)	(417,963)
Income (loss) from continuing operations attributable to Colony Capital, Inc.	—	3,738	1,868	(199,277)	(43,705)	(203,100)	(440,476)
Loss from discontinued operations attributable to Colony Capital, Inc.							(79,131)
Net loss attributable to Colony Capital, Inc.							$(519,607)
The following table presents selected income and expense items of reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2020
Property operating income	$312,883	$—	$45	$517,186	$106,046	$—	$936,160
Interest income	80	37	1,355	3,936	69,372	5,691	80,471
Fee income	—	83,356	—	—	94,399	—	177,755
Property operating expense	119,729	—	105	249,357	54,525	—	423,716
Interest expense	77,976	—	—	138,182	37,400	56,896	310,454
Depreciation and amortization	210,188	26,056	—	138,312	52,111	4,776	431,443
Impairment loss	—	3,832	—	716,501	732,417	21,247	1,473,997
Gain on sale of real estate	—	—	—	175	25,811	—	25,986
Equity method earnings (losses), including carried interest	—	13,039	22,548	—	(499,453)	—	(463,866)
Income tax benefit (expense)	21,461	(60)	462	(19,718)	7,940	(46)	10,039

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Year Ended December 31, 2019
Property operating income	$6,038	$—	$—	$577,669	$153,657	$—	$737,364
Interest income	—	41	—	3,765	159,944	3,015	166,765
Fee income	—	33,095	—	—	190,820	—	223,915
Property operating expense	2,197	—	—	260,374	70,783	—	333,354
Interest expense	1,272	3,230	—	192,621	54,814	54,872	306,809
Depreciation and amortization	1,803	10,406	—	161,115	128,233	6,037	307,594
Impairment loss	—	—	—	187,341	898,540	649	1,086,530
Gain on sale of real estate	—	—	—	1,384	60,619	—	62,003
Equity method earnings (losses), including carried interest	—	7,112	(4,465)	—	(131,349)	—	(128,702)
Income tax benefit (expense)	(10)	(15,094)	—	612	1,170	(654)	(13,976)

Year Ended December 31, 2018
Property operating income	$—	$—	$—	$586,855	$180,068	$—	$766,923
Interest income	—	—	—	5,138	208,213	1,237	214,588
Fee income	—	—	—	—	144,443	—	144,443
Property operating expense	—	—	—	271,166	74,329	—	345,495
Interest expense	—	—	—	194,898	85,149	54,513	334,560
Depreciation and amortization	—	—	—	164,389	81,385	6,207	251,981
Impairment loss	—	—	—	217,524	282,910	—	500,434
Gain on sale of real estate	—	—	—	—	154,980	—	154,980
Equity method earnings (losses), including carried interest	—	6,861	1,984	—	(8,921)	—	(76)
Income tax benefit (expense)	—	—	—	(4,991)	54,890	205	50,104
Total assets and equity method investments of the reportable segments are summarized as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Operating	$6,926,634	$—	$1,684,867	$—
Digital Investment Management	490,632	19,167	428,703	1,059
Digital Other	482,464	158,564	46,832	46,832
Wellness Infrastructure	3,914,607	—	4,886,374	—
Other	4,340,736	1,272,769	6,403,002	1,935,882
Amounts not allocated to segments	376,174	3,742	1,120,929	3,742
Assets held for disposition related to discontinued operations	3,669,313	—	5,261,477	—
	$20,200,560	$1,454,242	$19,832,184	$1,987,515
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Total income by geography:
United States	$1,115,710	$910,556	$868,432
Europe	122,475	354,164	329,609
Other	22,899	7,127	302
Total (1)	$1,261,084	$1,271,847	$1,198,343

(In thousands)	December 31, 2020	December 31, 2019
Long-lived assets by geography:
United States	$8,205,682	$5,267,189
Europe	1,699,338	1,508,347
Other	624,680	—
Total (2)	$10,529,700	$6,775,536
__________
(1)    Total income includes the Company's share of earnings (loss) from its equity method investments (but excludes the Company's impairment of its equity method investments of $512.2 million, $258.0 million and $61.2 million for the years ended December 31, 2020, 2019 and 2018, respectively); and excludes cost reimbursement income from affiliates (Note 20) and income from discontinued operations (Note 16). All income from discontinued operations is generated in the United States.
(2)    Long-lived assets comprise real estate held for investment, lease related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, assets held for disposition and non-lease related intangible assets. Long-lived assets that are held for disposition at December 31, 2020 and 2019 included $3.7 billion and $5.2 billion located in the United States, respectively, and $0.2 billion and $0.3 billion located in Europe, respectively.
24. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2020	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $852, $3,192, and $5,554	$392,004	$523,533	$507,495
Cash paid for income taxes, net of refunds	39,151	(12,595)	14,476
Cash paid for operating lease liabilities	31,138	16,234	—
Cash paid for finance lease liabilities	889	—	—
Supplemental Disclosure of Cash Flows from Discontinued Operations
Hotel:
Net cash provided by (used in) operating activities of discontinued operations	$8,682	$157,709	$177,835
Net cash provided by (used in) investing activities of discontinued operations	(88,348)	(102,845)	19,234
Net cash provided by (used in) financing activities of discontinued operations	(763)	(41,910)	(160,821)
Industrial:
Net cash provided by (used in) operating activities of discontinued operations	(32,452)	158,666	153,379
Net cash provided by (used in) investing activities of discontinued operations	431,972	(599,940)	82,408
Net cash provided by (used in) financing activities of discontinued operations	(359,113)	351,052	378,788

	Year Ended December 31,
(In thousands)	2020	2019	2018
Supplemental Disclosure of Cash Flows from Investing and Financing Activities
Dividends and distributions payable	$18,516	$83,301	$84,013
Improvements in operating real estate in accrued and other liabilities	27,096	20,230	2,249
Proceeds from loan repayments and asset sales held in escrow	1,858	63,984	19,425
Operating lease right-of-use assets and lease liabilities established	262,169	139,157	—
Finance lease right-of-use assets and lease liabilities established	148,974	—	—
Redemption of OP Units for common stock	7,757	2,104	29,034
Preferred stock redemptions payable	—	402,855	—
Assets and liabilities of investment entities deconsolidated in foreclosure	172,927	—	—
Assets consolidated in real estate acquisition and foreclosure, net of cash and restricted cash	5,399,611	—	—
Liabilities assumed in real estate acquisition and foreclosure	1,854,760	—	—
Noncontrolling interests assumed in real estate acquisition	366,136	—	—
Deferred cash consideration for acquisition of DBH (Note 3)	—	32,500	—
Issuance of OP Units for business combinations (Note 3)	—	114,865	—
Distributions payable to noncontrolling interests included in other liabilities	—	3,986	19,297
Foreclosures and exchanges of loans receivable for real estate	—	28,562	47,097
Debt assumed by buyer in sale of real estate	—	295,562	196,416
Financing provided to buyer in sale of real estate	—	4,000	—
Fair value of Digital Colony Manager contract intangible consolidated (Note 3)	—	51,400	—
Assets acquired in business combinations, net of cash and restricted cash acquired (Note 3)	—	2,098,313	—
Liabilities assumed in business combinations (Note 3)	—	818,449	—
Noncontrolling interests assumed in business combinations (Note 3)	—	724,567	—
Deconsolidation of net assets of securitization trusts	—	—	131,386
Assets held for sale contributed to equity method investee	—	—	20,350
Deferred tax liabilities assumed by buyer of related real estate	—	—	26,629
Share repurchase payable	—	—	7,567
Contributions receivable from noncontrolling interests	—	—	29,721
Assets of investment entities deconsolidated, net of cash and restricted cash contributed (1)	395,351	—	1,753,066
Liabilities of investment entities deconsolidated (1)	235,425	—	421,245
Noncontrolling interests of investment entities deconsolidated (1)	80,921	—	395,274
__________
(1)    Represents sale of the Company's interest in the bulk industrial portfolio in 2020 (Note 8) and contribution of the CLNY Contributed Portfolio for the formation of CLNC in 2018 (Note 6).
25. Subsequent Events
Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

COLONY CAPITAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019 and 2018

The following table summarizes the activities in the allowance for doubtful accounts established on the Company's receivable balances, primarily on receivables from managed hotel properties in Europe. The allowance amounts presented below exclude those established on doubtful accounts related to assets held for disposition.
2018 included allowances established on lease-related receivables such as base rents, expense reimbursements and straight-line rents from tenants, and resident fees. Upon adoption of ASC 842 on January 1, 2019, such allowances were charged off against the receivable to the extent collection of the related lease receivables were determined to not be probable, and any remaining allowance related to amounts probable of collection were subsequently charged off at such time cash was collected as a reduction to bad debt expense.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at January 1	$110	$13,934	$6,310
Cumulative effect of adoption of ASC 842	—	(13,889)	—
Allowance for doubtful accounts	1,094	3,969	26,416
Charge-offs	(313)	(3,904)	(18,732)
Effect of changes in foreign exchange rates	—	—	(60)
Balance at December 31	$891	$110	$13,934

COLONY CAPITAL, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020

(Amounts in thousands)			Initial Cost		Costs Capitalized	Impairment	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Number of Properties	Encumbrances	Land	Buildings and Improvements (1)			Land	Buildings and Improvements (1)	Total

Digital Operating
Data Centers—Colocation (5)
Arizona	3	$6,009	$—	$9,640	$—	$—	$—	$9,640	$9,640	$(34)	$9,606	2020
California	6	94,433	10,574	140,918	—	—	10,574	140,918	151,492	(539)	150,953	2020
Colorado	4	71,949	3,397	112,026	—	—	3,397	112,026	115,423	(411)	115,012	2020
Florida	1	9,107	—	14,609	—	—	—	14,609	14,609	(52)	14,557	2020
Georgia	2	97,725	1,467	149,186	14,924	—	1,467	164,110	165,577	(5,016)	160,561	2019-2020
Illinois	4	86,916	—	139,432	—	—	—	139,432	139,432	(496)	138,936	2020
Indiana	2	13,076	—	19,747	4,190	—	—	23,937	23,937	(1,919)	22,018	2019
Kansas	3	45,306	1,336	78,769	1,120	—	1,336	79,889	81,225	(4,935)	76,290	2019
Maryland	1	9,724	—	16,002	1,813	—	—	17,815	17,815	(1,441)	16,374	2019
Massachusetts	1	3,779	—	6,062	—	—	—	6,062	6,062	(22)	6,040	2020
Minnesota	3	41,211	5,116	64,732	4,151	—	5,116	68,883	73,999	(4,970)	69,029	2019-2020
Nevada	1	15,426	—	24,746	—	—	—	24,746	24,746	(88)	24,658	2020
New Jersey	2	28,187	—	45,218	—	—	—	45,218	45,218	(161)	45,057	2020
New York	2	18,957	—	30,411	—	—	—	30,411	30,411	(108)	30,303	2020
Ohio	1	5,647	—	10,348	38	—	—	10,386	10,386	(877)	9,509	2019
Pennsylvania	3	50,671	1,555	79,574	9,642	—	1,555	89,216	90,771	(5,755)	85,016	2019-2020
Tennessee	1	2,726	—	4,373	—	—	—	4,373	4,373	(16)	4,357	2020
Texas	9	200,060	13,937	267,384	14,572	—	13,937	281,956	295,893	(14,268)	281,625	2019-2020
Utah	5	190,719	15,109	297,384	29,263	—	15,109	326,647	341,756	(20,610)	321,146	2019
Virginia	2	73,557	12,618	105,384	—	—	12,618	105,384	118,002	(420)	117,582	2020
Washington	2	9,416	—	15,106	—	—	—	15,106	15,106	(54)	15,052	2020
United Kingdom	1	19,390	—	31,106	—	—	—	31,106	31,106	(111)	30,995	2020
Data Centers—Hyperscale
California	7	1,456,627	95,116	1,792,066	—	—	95,116	1,792,066	1,887,182	(38,312)	1,848,870	2020
Washington	2	269,395	3,582	345,067	—	—	3,582	345,067	348,649	(6,711)	341,938	2020
Canada	3	406,830	4,337	522,902	—	—	4,337	522,902	527,239	(10,858)	516,381	2020
	71	3,226,843	168,144	4,322,192	79,713	—	168,144	4,401,905	4,570,049	(118,184)	4,451,865
Wellness Infrastructure
Assisted Living Facilities
Alabama	1	4,488	337	2,583	1,524	(2,705)	—	1,739	1,739	(603)	1,136	2017
Arizona	1	8,895	536	14,434	1,608	(5,630)	327	10,621	10,948	(1,876)	9,072	2017
California	2	16,215	2,977	32,983	1,504	(19,715)	1,735	16,014	17,749	(3,653)	14,096	2017
Colorado	2	101,909	7,734	138,276	5,260	(53,225)	4,777	93,268	98,045	(15,111)	82,934	2017
Illinois	6	122,111	6,959	152,507	13,611	(35,797)	5,159	132,121	137,280	(17,742)	119,538	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized	Impairment	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Number of Properties	Encumbrances	Land	Buildings and Improvements (1)			Land	Buildings and Improvements (1)	Total

Indiana	9	25,835	7,170	26,900	—	—	7,170	26,900	34,070	(3,681)	30,389	2017
Massachusetts	1	2,930	1,346	1,523	360	—	1,346	1,883	3,229	(384)	2,845	2017
North Carolina	8	81,198	11,656	151,555	1,929	(43,805)	8,488	112,847	121,335	(15,880)	105,455	2017
Ohio	3	151,946	14,075	192,190	14,092	(57,287)	10,001	153,069	163,070	(22,143)	140,927	2017
Oregon	25	170,238	20,905	269,521	6,581	(45,497)	17,923	233,587	251,510	(30,998)	220,512	2017
South Carolina	1	15,997	1,105	17,975	2,377	(12,352)	367	8,738	9,105	(2,010)	7,095	2017
Tennessee	1	5,542	1,263	11,093	652	(7,261)	503	5,244	5,747	(1,245)	4,502	2017
Texas	7	114,648	17,890	135,599	8,775	(31,306)	14,309	116,649	130,958	(17,393)	113,565	2017
Washington	5	38,744	3,439	55,200	2,033	(5,553)	3,012	52,107	55,119	(6,347)	48,772	2017
United Kingdom	46	293,230	133,616	527,985	49,662	(4,616)	137,351	569,296	706,647	(60,245)	646,402	2017-2019
Hospitals
Georgia	1	9,005	2,047	16,650	—	—	2,047	16,650	18,697	(1,710)	16,987	2017
Louisiana	1	13,039	1,591	13,991	—	—	1,591	13,991	15,582	(1,425)	14,157	2017
Missouri	3	18,592	3,586	22,684	—	—	3,586	22,684	26,270	(2,417)	23,853	2017
Oklahoma	1	15,309	536	15,954	—	—	536	15,954	16,490	(1,621)	14,869	2017
Texas	2	18,393	3,191	52,140	2,670	(4,852)	3,002	50,147	53,149	(5,468)	47,681	2017
Utah	1	3,383	2,151	7,073	—	—	2,151	7,073	9,224	(747)	8,477	2017
Medical Office Buildings
Alabama	2	34,478	—	56,252	1,242	(23,532)	—	33,962	33,962	(5,093)	28,869	2017
Arkansas	1	807	—	1,343	—	—	—	1,343	1,343	(400)	943	2017
California	2	18,600	5,708	33,831	1,196	(13,916)	3,478	23,341	26,819	(4,357)	22,462	2017
Colorado	6	20,990	8,330	57,618	4,893	(42,661)	1,866	26,314	28,180	(7,789)	20,391	2017
Florida	3	23,182	2,119	41,279	1,962	(18,147)	1,131	26,082	27,213	(4,712)	22,501	2017
Georgia	13	60,989	12,976	100,152	5,465	(24,939)	9,912	83,742	93,654	(13,055)	80,599	2017
Hawaii	1	4,733	519	14,030	3,785	(9,451)	147	8,736	8,883	(1,419)	7,464	2017
Idaho	1	18,418	—	30,473	114	(7,339)	—	23,248	23,248	(3,352)	19,896	2017
Illinois	6	62,616	9,809	97,772	6,930	(37,890)	5,600	71,021	76,621	(11,966)	64,655	2017
Indiana	27	160,147	18,106	297,676	13,492	(92,899)	10,230	226,145	236,375	(37,987)	198,388	2017
Louisiana	4	25,576	2,406	52,142	323	(14,215)	1,573	39,083	40,656	(6,256)	34,400	2017
Michigan	3	29,850	3,856	48,703	2,817	(16,060)	2,104	37,212	39,316	(5,421)	33,895	2017
Minnesota	2	4,808	1,144	9,348	164	(4,454)	596	5,606	6,202	(1,136)	5,066	2017
Mississippi	1	13,720	—	21,465	—	—	—	21,465	21,465	(2,575)	18,890	2017
New Mexico	3	9,934	—	16,344	657	(1,934)	—	15,067	15,067	(3,574)	11,493	2017
Ohio	5	42,227	5,036	99,039	2,421	(40,298)	1,653	64,545	66,198	(11,047)	55,151	2017
Oklahoma	2	11,865	—	18,382	—	—	—	18,382	18,382	(2,225)	16,157	2017
South Carolina	2	14,925	761	22,966	1,860	(11,345)	343	13,899	14,242	(2,766)	11,476	2017
Tennessee	2	3,848	449	20,022	697	(14,393)	135	6,640	6,775	(2,025)	4,750	2017

(Amounts in thousands)			Initial Cost		Costs Capitalized	Impairment	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Number of Properties	Encumbrances	Land	Buildings and Improvements (1)			Land	Buildings and Improvements (1)	Total

Texas	19	92,948	5,808	168,060	4,536	(57,767)	3,974	116,663	120,637	(23,529)	97,108	2017
Washington	1	22,470	998	47,052	986	—	998	48,038	49,036	(5,301)	43,735	2017
Skilled Nursing Facilities
Alabama	1	8,412	433	7,169	—	—	433	7,169	7,602	(948)	6,654	2017
California	2	13,187	1,936	37,612	—	(7,411)	1,256	30,881	32,137	(9,014)	23,123	2017
Florida	11	78,560	12,835	145,970	—	(1,045)	12,802	144,958	157,760	(16,968)	140,792	2017
Georgia	6	99,766	12,140	130,707	—	—	12,140	130,707	142,847	(14,533)	128,314	2017
Illinois	2	8,980	2,716	15,941	—	(2,583)	2,257	13,817	16,074	(2,448)	13,626	2017
Indiana	19	95,295	5,634	132,921	—	—	5,634	132,921	138,555	(16,939)	121,616	2017
Kentucky	1	12,989	362	17,493	3,084	(2,189)	319	18,431	18,750	(2,479)	16,271	2017
Louisiana	1	26,245	1,068	28,675	—	—	1,068	28,675	29,743	(3,272)	26,471	2017
Massachusetts	3	9,506	6,179	8,006	—	—	6,179	8,006	14,185	(868)	13,317	2017
North Carolina	1	5,328	286	10,549	—	(1,446)	243	9,146	9,389	(1,223)	8,166	2017
Oregon	6	22,435	4,330	38,024	43	(6,359)	3,596	32,442	36,038	(4,178)	31,860	2017
Pennsylvania	8	209,376	20,010	240,922	—	(549)	19,461	240,922	260,383	(27,481)	232,902	2017
Tennessee	2	29,527	2,305	36,890	—	—	2,305	36,890	39,195	(4,107)	35,088	2017
Virginia	6	44,168	4,157	53,953	—	—	4,157	53,953	58,110	(6,342)	51,768	2017
Washington	3	10,348	3,647	16,108	152	(1,264)	3,426	15,217	18,643	(2,079)	16,564	2017
	305	2,582,900	400,173	4,033,705	169,457	(783,687)	344,397	3,475,251	3,819,648	(481,563)	3,338,085
Other Equity and Debt
Hotel—France	16	6,735	7,132	43,529	31	(3,411)	6,768	40,513	47,281	(1,419)	45,862	2017-2020
Hotel—Spain	1	—	—	2,514	786	(686)	—	2,614	2,614	(724)	1,890	2017
Mixed-Use—Italy	13	34,358	33,993	23,935	18,651	—	33,993	42,586	76,579	(2,439)	74,140	2015
Office—US	2	102,666	11,862	128,004	16,396	(58,208)	11,862	86,192	98,054	(28,515)	69,539	2013-2017
Office—France	19	55,689	32,324	70,100	18,993	(2,081)	32,324	87,012	119,336	(10,720)	108,616	2016-2017
Office—Ireland	4	100,106	60,404	44,184	—	—	60,404	44,184	104,588	(279)	104,309	2020
Office—Spain	2	114,969	102,878	95,127	7,189	(20,333)	102,878	81,983	184,861	(10,124)	174,737	2017
Office—UK	1	31,925	4	26,497	—	—	4	26,497	26,501	(166)	26,335	2020
Office/Industrial—France	161	248,140	74,144	250,118	4,861	(349)	74,144	254,630	328,774	(33,870)	294,904	2018
Retail—UK	1	25,680	—	74,587	151	(26,682)	—	48,056	48,056	(10,418)	37,638	2015
	220	720,268	322,741	758,595	67,058	(111,750)	322,377	714,267	1,036,644	(98,674)	937,970
Real estate held for investment	596	$6,530,011	$891,058	$9,114,492	$316,228	$(895,437)	$834,918	$8,591,423	$9,426,341	$(698,421)	$8,727,920

(Amounts in thousands)		Initial Cost		Costs Capitalized	Impairment	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
Number of Properties	Encumbrances	Land	Buildings and Improvements (1)			Land	Buildings and Improvements (1)	Total

Real estate held for disposition
Wellness Infrastructure										162,952	2017
Hotel										2,602,451	2017
Other Equity & Debt
Various—US										901,797	Various
Various—Europe										235,769	Various
Total real estate										$12,630,889
__________
(1)    Includes construction in progress, data center infrastructure and furniture, fixtures and equipment.
(2)    Presented net of impairment of real estate, as described in Note 4 to the consolidated financial statements.
(3)    Depreciation is calculated using a useful life ranging from 1 year based on the shortest remaining lease term for improvements and up to 51 years for buildings.
(4)    The aggregate gross cost of total real estate for federal income tax purposes was $13.0 billion at December 31, 2020.
(5)    Includes 46 properties under leasehold interests for which the Company owns the data center infrastructure.
The following tables summarize the activity in real estate and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Real Estate, at Gross Cost Basis
Balance at January 1	$12,702,355	$15,500,802	$15,791,144
Asset acquisitions and business combinations	3,650,180	2,351,196	984,844
Measurement period adjustments for real estate acquired in business combinations	(8,405)	—	—
Foreclosures and exchanges of loans receivable for real estate	124,335	14,866	45,617
Improvements and capitalized costs (1)	180,787	366,817	276,210
Deconsolidation of real estate held by investment entity upon closing of Combination	—	—	(226,004)
Dispositions (2)	(869,776)	(5,197,705)	(933,217)
Impairment (Note 4)	(1,878,012)	(348,710)	(357,629)
Effect of changes in foreign exchange rates	127,052	15,089	(80,163)
Balance at December 31	14,028,516	12,702,355	15,500,802
Classified as held for disposition, net (3)	(4,602,175)	(851,462)	(4,005,398)
Balance at December 31, held for investment	$9,426,341	$11,850,893	$11,495,404

	Year Ended December 31,
(In thousands)	2020	2019	2018
Accumulated Depreciation
Balance at January 1	$1,042,422	$1,029,386	$606,200
Depreciation	420,209	500,240	471,599
Deconsolidation of real estate held by investment entity upon closing of Combination	—	—	(6,256)
Dispositions (2)	(74,692)	(489,276)	(42,873)
Effect of changes in foreign exchange rates	9,688	2,072	716
Balance at December 31	1,397,627	1,042,422	1,029,386
Classified as held for disposition, net (3)	(699,206)	(52,047)	(359,992)
Balance at December 31, held for investment	$698,421	$990,375	$669,394
__________
(1)    Includes transaction costs capitalized for asset acquisitions.
(2)    Includes amounts classified as held for sale during the year and disposed before the end of the year.
(3)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CAPITAL, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2020

(Dollars in thousands)								Principal Amount Subject to Delinquent Principal or Interest (8)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)
Loans at fair value
First mortgage:
Hospitality—France	1	I/O	10.0%	December 2021	$—	$105,974	$104,038	$105,974
Hospitality—France	1	I/O	4.5%	(9)	—	1,299	1,350	1,299
Hospitality—Ireland	7	I/O	2.3% - 5.7%	Through November 2026 (9)	—	59,253	354	59,253
Hospitality—Spain	1	I/O	11.0%	(9)	—	45,656	43,160	45,656
Industrial—Ireland	3	I/O	2.1% - 3.7%	(9)	—	86,542	8,276	86,542
Land—Ireland	4	I/O	2.3% - 3.7%	(9)	—	114,767	25,209	114,767
Mixed Use—France	3	I/O	3.5% - 15.0%	(9)	—	7,895	6,137	7,895
Mixed Use—Ireland	38	I/O	1.5% - 13.8%	(9)	—	634,368	8,276	634,368
Multifamily—Ireland	1	I/O	2.8%	(9)	—	83,625	88,717	83,625
Multifamily—Ireland	2	I/O	2.2% - 2.7%	(9)	—	5,744	836	5,744
Office—Ireland	1	I/O	2.1%	(9)	—	181,079	193,532	181,079
Office—Ireland	1	I/O	2.0%	(9)	—	42,460	48,016	42,460
Office—Ireland	8	I/O	1.9% - 4.2%	Through September 2024 (9)	—	56,513	324	56,513
Retail—France	1	I/O	3.5%	(9)	—	3,111	3,233	3,111
Retail—Ireland	7	I/O	2.0% - 2.7%	(9)	—	106,074	16,779	106,074
Retail—USA	1	P&I	5.7%	(9)	—	37,766	—	37,766
Wellness Infrastructure—UK	1	I/O	7.5%	April 2024	—	43,007	47,232	43,007
	81				—	1,615,133	595,469	1,615,133
Subordinated mortgage and mezzanine:
Mixed Use—CA, USA	1	I/O	12.9%	July 2021	684,281	517,118	268,518	517,118
Office—Ireland / France	1	I/O	11.0%	January 2022	173,446	120,683	137,755	—
Office—Ireland	1	I/O	12.5%	December 2021	167,128	86,042	88,726	—
Office—USA	1	I/O	8.0%	April 2025	48,000	11,886	7,808	—
Retail—UK	1	I/O	1.0%	March 2024	122,741	66,885	53,597	—
	5				1,195,596	802,614	556,404	517,118
Corporate loans (10)
UK	2	I/O	8.0% - 14.0%	January 2025 to November 2025	—	128,846	129,177	—
USA	2	I/O	7.0% - 8.0%	October 2024 to January 2027	—	32,287	14,287	27,287
	4				—	161,133	143,464	27,287
Total	90				$1,195,596	$2,578,880	$1,295,337	$2,159,538

__________
(1)    Loans with carrying amounts that are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.
(2)    Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity
(3)     Variable rate loans are determined based on the applicable index in effect at December 31, 2020.
(4)     Represents contractual maturity and does not contemplate exercise of extension option.
(5)     Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.
(6)     Carrying amount reflects fair value of loans, including interest receivable.
(7)     The aggregate cost basis of loans held for investment for federal income tax purposes was $1.5 billion at December 31, 2020.
(8)     Represents principal balance of loans which are 90 days or more past due as to principal or interest.
(9)    Composed of loans with past due maturity. These are distressed loan portfolios previously acquired by the Company at a discount (classified as PCI loans prior to the election of fair value option).
(10)    Corporate loans are either unsecured or secured by the assets of the parent entities that own the underlying real estate operations but are not secured by mortgages on the real estate.

Activity in loans held for investment for 2019 and 2018 is summarized below. Activity for 2020 after the election of the fair value option is summarized in Note 12 to the consolidated financial statements.

	Year Ended December 31,
(In thousands)	2019	2018
Balance at January 1	$1,659,217	$3,223,762
Loan acquisitions and originations	174,182	386,532
Paid-in-kind interest added to loan principal	68,810	52,234
Discount and net loan fee amortization	12,649	14,524
Accretion on PCI loans	19,637	27,911
Loan repayments	(216,891)	(166,267)
Payments received from PCI loans	(50,765)	(187,140)
Carrying value of loans sold	(35,158)	(111,864)
Foreclosures and other conversions to real estate	(28,562)	(47,097)
Loans receivable contributed to CLNC	—	(1,287,994)
Deconsolidation of loans receivable in securitization trusts	—	(149,447)
Provision for loan losses	(35,880)	(43,034)
Effect of changes in foreign exchange rates	(14,415)	(52,903)
Balance at December 31	$1,552,824	$1,659,217

Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

Exhibit Number	Description

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

4.6
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.7
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

4.11
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

4.12
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.12 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.13
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

4.14
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.15
Junior Subordinated Indenture, dated as of May 25, 2005, between NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 10.19 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001‑32330))

4.16
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

4.19
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

4.20
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

4.23
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

Exhibit Number	Description

4.24
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

4.27
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

4.28
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

4.31
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

4.32
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.22 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.33
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

4.34
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.35
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

4.36
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.24 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.37
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

4.38
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

Exhibit Number	Description

4.39
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

4.40
Supplemental Indenture dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.26 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K12B filed on July 1, 2014)

4.41
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

4.42
Third Supplemental Indenture, dated as of January 10, 2017, by and among NRF Holdco, LLC, Colony NorthStar, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

4.43*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.44	Form of Class A Common Stock Purchase Warrant of Colony Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 23, 2020)
4.45
Indenture, dated as of July 21, 2020, among Colony Capital Operating Company, LLC, Colony Capital, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.46	Form of 5.75% Exchangeable Senior Notes due 2025 (included in Exhibit 4.45)
4.47
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

10.6†	Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 1, 2019)
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

Exhibit Number	Description

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

10.24†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 1, 2019)
10.25†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 1, 2019)
10.26
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

10.27
Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2019)

10.28
Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

Exhibit Number	Description

10.29
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.30
Amended and Restated Aircraft Time Sharing Agreement, dated as of January 16, 2019, by and among Colony Capital Advisors, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 1, 2019)

10.31
Investment Agreement, dated as of July 7, 2020, by and among Colony Valhalla Partners I-A Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners I-B Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners II Holdings, L.P., a Delaware limited partnership, CBRE Caledon Valhalla Aggregator Holdings LP, a Delaware limited partnership and Vantage Data Centers Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2020)

10.32
Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (S) LLC, Colony Capital Operating Company, LLC, Colony Capital, Inc. (for the limited purposes set forth therein) and the Initial Wafra Representative (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020) ***

10.33
Carry Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (C) LLC, Colony Capital Operating Company, LLC, Colony DCP (CI) Bermuda, LP, a Bermuda limited partnership, Colony DCP (CI) GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.34
Investor Rights Agreement, dated as of July 17, 2020, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital Digital Holdco, LLC, Colony DC Manager, LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.35
Carried Interest Participation Agreement, dated as of July 17, 2020, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, Colony Capital, Inc., Colony Capital Operating Company, LLC, W-Catalina (S) LLC and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.36
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.37
Acknowledgment Letter, dated as of July 17, 2020, by and among Marc Ganzi, W-Catalina (S) LLC, W-Catalina (C) LLC and Colony Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.38
Joinder and Amendment to Letter Agreement, dated as of July 22, 2020, by and among Digital Bridge Holdings, LLC, CC Valhalla Investor, LLC, Marc Ganzi, Benjamin Jenkins and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.39
Assignment and Contribution Agreement, dated as of July 22, 2020, by and among Marc Ganzi, Benjamin Jenkins, MCG Analog, LLC, the Ganzi Extended Family Trust, BJJ Analog, LLC, DB Aviator Manager Rollover Holdings, L.P., DCR YieldCo Holdings, LP and DCR and Aviator Holdings GP, LLC (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.40
Amended and Restated Partnership Agreement of DB Aviator Manager Rollover Holdings, L.P., dated as of July 22, 2020, by and among Colony Valhalla GP, LLC, Colony Capital Acquisitions, LLC, MCG Analog, LLC, Ganzi Extended Family Trust, BJJ Analog, LLC and Valhalla Management Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.41
Agreement of Purchase and Sale, dated as of September 22, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.42
First Amendment to Agreement of Purchase and Sale, dated as of October 9, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.43
Amendment No.2 to Advisory Agreement dated as of June 22, 2020 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony Capital, Inc. (f/k/a Colony Northstar, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.44
Fourth Amendment, dated as of June 29, 2020, to the Second Amended and Restated Credit Agreement dated as of January 10, 2017 among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020)

10.45*
Fifth Amendment, dated as of December 9, 2020, to the Second Amended and Restated Credit Agreement dated as of January 10, 2017 among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent

Exhibit Number	Description

10.46†
Separation Agreement, dated as of April 1, 2020, by and between Colony Capital, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020)

10.47†
Separation Agreement, dated as of February 26, 2020, by and between Colony Capital, Inc. and Kevin Traenkle (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020)

10.48
Cooperation Agreement, dated as of March 19, 2020, by and among Colony Capital, Inc., Jason Aintabi and Blackwells Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020)

10.49
Limited Liability Company Agreement of CBW 2020, LLC, dated as of March 19, 2020, by and between CBW MM 2020, LLC and Blackwells Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2020)

10.50†
Employment Agreement, dated as of March 11, 2020, by and between Colony Capital, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2020)

10.51†*	Amended and Restated Employment Agreement, dated as of December 30, 2020, between Colony Capital, Inc. and Neale W. Redington
10.52†*	Offer Letter, dated as of December 18, 2020, by and between Colony Capital, Inc. and Sonia Kim
10.53†*	Separation and Release Agreement, dated as of November 5, 2020, by and between Colony Capital, Inc. and Mark M. Hedstrom
10.54†*	Consulting Agreement, dated as of November 5, 2020, by and between Colony Capital, Inc. and Mark M. Hedstrom
10.55*	Second Amendment to Agreement of Purchase and Sale, dated as of February 28, 2021, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC
21.1*	List of Subsidiaries of Colony Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: March 1, 2021

COLONY CAPITAL, INC.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacky Wu and Ronald M. Sanders and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas J. Barrack, Jr.	Executive Chairman of Board of Directors	March 1, 2021
Thomas J. Barrack, Jr.
/s/ Marc C. Ganzi	Chief Executive Officer and President and Director (Principal Executive Officer)	March 1, 2021
Marc C. Ganzi
/s/ Jacky Wu	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Jacky Wu
/s/ Sonia Kim	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Sonia Kim
/s/ Nancy A. Curtin	Director	March 1, 2021
Nancy A. Curtin
/s/ Jeannie H. Diefenderfer	Director	March 1, 2021
Jeannie H. Diefenderfer
/s/ Jon A. Fosheim	Director	March 1, 2021
Jon A. Fosheim
/s/ Craig M. Hatkoff	Director	March 1, 2021
Craig M. Hatkoff
/s/ Gregory J. McCray	Director	March 1, 2021
Gregory J. McCray
/s/ Raymond C. Mikulich	Director	March 1, 2021
Raymond C. Mikulich
/s/ George G.C. Parker	Director	March 1, 2021
George G.C. Parker
/s/ Dale Anne Reiss	Director	March 1, 2021
Dale Anne Reiss
/s/ John L. Steffens	Director	March 1, 2021
John L. Steffens