Form 10-Q
period 2021-03-31
Colony Capital, Inc.
filed 2021-05-10
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, 486,421,707 shares of the Registrant's class A common stock and 733,931 shares of class B common stock were outstanding.

COLONY CAPITAL, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$788,361	$703,544
Restricted cash	125,959	114,952
Real estate, net	7,702,711	7,809,964
Loans receivable (at fair value)	85,272	84,030
Equity and debt investments ($225,845 and $298,568 at fair value, respectively)	777,819	876,703
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,392,528	1,467,725
Assets held for disposition ($3,329,199 and $6,652,743 held for sale, respectively)	4,094,657	7,426,268
Other assets ($4,280 and $99 at fair value, respectively)	834,318	886,817
Due from affiliates	62,257	69,189
Total assets	$16,625,250	$20,200,560
Liabilities
Debt, net	$6,877,291	$6,872,350
Accrued and other liabilities ($38,155 and $128,057 at fair value, respectively)	1,036,218	1,193,601
Intangible liabilities, net	89,915	93,852
Liabilities related to assets held for disposition	1,936,643	4,731,772
Due to affiliates	408	601
Dividends and distributions payable	18,516	18,516
Total liabilities	9,958,991	12,910,692
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	315,922	305,278
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 487,103 and 483,406 shares issued and outstanding, respectively	4,871	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,576,873	7,570,473
Accumulated deficit	(6,460,262)	(6,195,456)
Accumulated other comprehensive income	101,056	122,123
Total stockholders’ equity	2,222,035	2,501,471
Noncontrolling interests in investment entities	4,003,905	4,327,372
Noncontrolling interests in Operating Company	124,397	155,747
Total equity	6,350,337	6,984,590
Total liabilities, redeemable noncontrolling interests and equity	$16,625,250	$20,200,560

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Property operating income	$275,216	$183,953
Interest income	2,676	2,607
Fee income ($33,679 and $25,128 from affiliates, respectively)	33,679	25,128
Other income ($1,490 and $4,182 from affiliates, respectively)	4,133	5,525
Total revenues	315,704	217,213
Expenses
Property operating expense	132,264	83,477
Interest expense	72,485	63,441
Investment and servicing expense	8,108	5,732
Transaction-related costs	2,685	596
Depreciation and amortization	170,967	76,236
Impairment loss	15,232	48,532
Compensation expense—cash and equity-based	83,419	42,737
Compensation expense—carried interest and incentive fee	(33)	—
Administrative expenses	18,957	29,558
Settlement loss	—	5,090
Total expenses	504,084	355,399
Other loss
Other loss, net	(8,714)	(9,703)
Equity method losses	(18,686)	(11,879)
Equity method losses—carried interest	(222)	—
Loss from continuing operations before income taxes	(216,002)	(159,768)
Income tax benefit	25,825	5,569
Loss from continuing operations	(190,177)	(154,199)
Loss from discontinued operations	(437,422)	(249,858)
Net loss	(627,599)	(404,057)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,449	(548)
Investment entities	(355,862)	(21,749)
Operating Company	(27,896)	(39,601)
Net loss attributable to Colony Capital, Inc.	(246,290)	(342,159)
Preferred stock dividends	18,516	19,474
Net loss attributable to common stockholders	$(264,806)	$(361,633)
Loss per share—basic
Loss from continuing operations per common share—basic	$(0.30)	$(0.28)
Net loss attributable to common stockholders per common share—basic	$(0.56)	$(0.76)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(0.30)	$(0.28)
Net loss attributable to common stockholders per common share—diluted	$(0.56)	$(0.76)
Weighted average number of shares
Basic	474,899	479,106
Diluted	474,899	479,106
Dividends declared per common share	$—	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(627,599)	$(404,057)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(2,708)	(26,477)
Available-for-sale debt securities	(3,309)	1,489
Cash flow hedges	1,285	41
Foreign currency translation	(59,618)	(60,374)
Net investment hedges	4,118	21,608
Other comprehensive loss	(60,232)	(63,713)
Comprehensive loss	(687,831)	(467,770)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,449	(548)
Investment entities	(392,518)	(50,608)
Operating Company	(30,329)	(43,041)
Comprehensive loss attributable to stockholders	$(267,433)	$(373,573)

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(342,159)	—	(342,159)	(21,749)	(39,601)	(403,509)
Other comprehensive loss	—	—	—	—	(31,414)	(31,414)	(28,859)	(3,440)	(63,713)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Equity-based compensation	—	76	12,114	—	—	12,190	—	584	12,774
Shares canceled for tax withholdings on vested stock awards	—	(18)	(5,051)	—	—	(5,069)	—	—	(5,069)
Contributions from noncontrolling interests	—	—	—	—	—	—	87,736	—	87,736
Distributions to noncontrolling interests	—	—	—	—	—	—	(55,829)	(5,857)	(61,686)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Notes 2 and 13)	—	—	(3,827)	—	(32)	(3,859)	—	3,859	—
Balance at March 31, 2020	$999,490	$4,809	$7,532,213	$(3,806,308)	$16,222	$4,746,426	$3,233,910	$411,380	$8,391,716

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(246,290)	—	(246,290)	(355,862)	(27,896)	(630,048)
Other comprehensive loss	—	—	—	—	(21,143)	(21,143)	(36,656)	(2,433)	(60,232)
Deconsolidation of investment entities (Note 14)	—	—	—	—	—	—	(22,413)	—	(22,413)
Redemption of OP Units for class A common stock	—	—	16	—	—	16	—	(16)	—
Equity-based compensation	—	48	16,536	—	—	16,584	308	1,308	18,200
Shares canceled for tax withholdings on vested stock awards	—	(11)	(7,707)	—	—	(7,718)	—	—	(7,718)
Contributions from noncontrolling interests	—	—	—	—	—	—	113,213	—	113,213
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,739)	—	(26,739)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 13)	—	—	(2,445)	—	76	(2,369)	4,682	(2,313)	—
Balance at March 31, 2021	$999,490	$4,878	$7,576,873	$(6,460,262)	$101,056	$2,222,035	$4,003,905	$124,397	$6,350,337

The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(627,599)	$(404,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	(594)
Paid-in-kind interest added to loan principal, net of interest received	(4,267)	(21,218)
Straight-line rent income	18,800	(2,069)
Amortization of above- and below-market lease values, net	6,098	(3,506)
Amortization of deferred financing costs and debt discount and premium, net	43,729	15,260
Equity method losses (gains)	111,519	(97,291)
Distributions of income from equity method investments	520	20,496
Allowance for doubtful accounts	205	404
Impairment of real estate and related intangibles and right-of-use assets	123,760	308,268
Goodwill impairment	—	79,000
Depreciation and amortization	190,305	137,491
Equity-based compensation	19,319	8,249
Unrealized settlement loss	—	3,890
Gain on sales of real estate, net	(45,750)	(7,932)
Settlement of forward starting interest rate swap	—	(6,641)
Deferred income tax benefit	(34,480)	(9,138)
Other loss, net	213,661	9,279
Decrease (increase) in other assets and due from affiliates	(31,721)	(6,406)
(Increase) decrease in accrued and other liabilities and due to affiliates	(7,460)	(81,407)
Other adjustments, net	(576)	(1,747)
Net cash provided by (used in) operating activities	(23,937)	(59,669)
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(117,776)	(126,837)
Return of capital from equity method investments	2,253	29,386
Acquisition of loans receivable and debt securities	(9,697)	—
Net disbursements on originated loans	(3,631)	(63,812)
Repayments of loans receivable	8,798	49,133
Acquisition of and additions to real estate, related intangibles and leasing commissions	(74,024)	(78,283)
Proceeds from sales of real estate	64,808	126,741
Proceeds from paydown and maturity of debt securities	—	1,623
Proceeds from sale of equity investments	90,509	231,078
Investment deposits	—	(3,593)
Proceeds from sale of non-real estate fixed assets	14,946	—
Net receipts on settlement of derivatives	15,913	3,227
Other investing activities, net	—	(1,742)
Net cash (used in) provided by investing activities	(7,901)	166,921

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(18,516)	$(23,785)
Dividends paid to common stockholders	—	(53,657)
Repurchase of common stock	—	(24,749)
Repayment of convertible senior notes	(31,502)	—
Borrowings from corporate credit facility	—	600,000
Borrowings from secured debt	684,537	8,052
Repayments of secured debt	(600,082)	(111,678)
Payment of deferred financing costs	(18,543)	(140)
Contributions from noncontrolling interests	123,852	87,083
Distributions to and redemptions of noncontrolling interests	(32,857)	(68,320)
Redemption of preferred stock	—	(402,855)
Shares canceled for tax withholdings on vested stock awards	(7,718)	(5,069)
Net cash provided by financing activities	99,171	4,882
Effect of exchange rates on cash, cash equivalents and restricted cash	4,050	(3,650)
Net increase in cash, cash equivalents and restricted cash	71,383	108,484
Cash, cash equivalents and restricted cash, beginning of period	963,008	1,424,698
Cash, cash equivalents and restricted cash, end of period	$1,034,391	$1,533,182
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2021	2020
Beginning of the period
Cash and cash equivalents	$703,544	$1,205,190
Restricted cash	114,952	49,278
Restricted cash included in assets held for disposition	144,512	170,230
Total cash, cash equivalents and restricted cash, beginning of period	$963,008	$1,424,698

End of the period
Cash and cash equivalents	$788,361	$1,361,769
Restricted cash	125,959	42,297
Restricted cash included in assets held for disposition	120,071	129,116
Total cash, cash equivalents and restricted cash, end of period	$1,034,391	$1,533,182
The accompanying notes are an integral part of the consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
At March 31, 2021, the Company has $46 billion of total assets under management, including both third party capital and the Company's balance sheet, and $18 billion of fee earning equity under management.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Colony Capital Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2021, the Company owned 90% of the OP, as its sole managing member. The remaining 10% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes.
Digital Transformation
Significant healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19 pandemic, reinforced the critical role and the resilience of the digital real estate and infrastructure sector in a global economy that is increasingly reliant on telecommunications and data transmission. Accordingly, in the second quarter of 2020, the Company determined to accelerate its previously announced shift to a digitally-focused strategy in order to better position the Company for growth, which requires a rotation of the Company's traditional non-digital assets into digital-focused investments.
During the first quarter of 2021, the Company successfully exited its hotel business, and continues its process of actively monetizing a substantial majority of its other equity and debt ("OED") investments and its non-digital investment management ("Other IM") business, both of which reside in the Other segment. The disposition of the Company’s hotel business and the continued efforts to monetize the Company’s OED investments and Other IM business represent strategic shifts in the Company's business that are expected to have a significant effect on the Company’s operations and financial results, and accordingly, have met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 7) and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (Note 14).
Accelerating the Monetization of OED and Other IM
Having successfully exited its hotel business in the first quarter of 2021, the Company is continuing its efforts to accelerate the monetization of a substantial majority of its OED investments and Other IM business. These assets consist of non-digital real estate, real estate-related equity and debt investments, and management of the Company's private real estate credit funds and Colony Credit Real Estate, Inc. (NYSE: CLNC). In consideration of a potential monetization and consequently, classification of the assets as held for disposition, the Company reassessed the carrying value of these assets based upon estimated recoverable values. As a result, the Company recognized an aggregate write-down in asset values of $420.3 million, of which $121.2 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations (Note 7).
In April 2021, the Company and CLNC agreed to terminate the management agreement for a one-time termination fee of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of CLNC's management and operating functions (the "CLNC Internalization"), with certain employees previously dedicated wholly or substantially to CLNC becoming employees of CLNC. In connection with the CLNC Internalization, CLNC's board of directors ceased to include Company-affiliated directors on CLNC's board of directors upon expiration of their terms in May 2021. The Company also entered into a new stockholders agreement, pursuant to which the Company agreed, for so long as the Company owns at least 10% of CLNC's outstanding common shares, to vote in CLNC director elections as recommended by CLNC’s board of directors at any stockholders' meeting that occurs prior to CLNC's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for CLNC's 2023 annual meeting. The Company currently holds a 36.1% equity ownership in CLNC and is prohibited from acquiring additional CLNC shares.
Exit of the Hotel Business
In March 2021, the Company completed the previously announced exit of its hotel business, which represents a key milestone in the Company’s digital transformation. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that was acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio") in its Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and the remaining interests in the THL Hotel Portfolio will continue to be held by investment vehicles currently managed by the Company. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million, represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represents interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company, and membership interests in OP primarily held by certain employees of the Company.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in the Company's digital investment management business and in consolidated open-end funds sponsored by the Company. The noncontrolling interests either have redemption rights that will be triggered upon the occurrence of certain events (Note 13) or have the ability to withdraw all or a portion of their interests from the consolidated open-end funds in cash with advance notice.
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
The accelerated monetization of a substantial majority of the Company’s OED investments and Other IM business in the Other segment that is in progress as of March 2021; the disposition of the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in the Other segment in March 2021; and the disposition of the bulk industrial portfolio in December 2020, all represent strategic shifts that have or will have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of March 2021, September 2020, and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 7) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 14). Discontinued operations in prior periods include investments in the Other segment that were disposed or otherwise resolved in those periods.
Reclassifications
Reclassifications were made related to discontinued operations as discussed in "—Discontinued Operations" above and to prior period segment reporting presentation as discussed in Note 20. Additionally, costs related to unconsummated transactions that were previously included within investment and servicing expense in prior periods have been reclassified into transaction-related costs on the consolidated statement of operations to conform to current period presentation. These reclassifications did not affect the Company's financial position, results of operations or cash flows.
Adjustment to Accumulated Deficit
On January 1, 2020, upon adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—
Credit Losses, the Company recorded a $5.1 million increase to accumulated deficit, composed of: (i) an $8.4 million increase to accumulated deficit, representing the Company's share of the cumulative effect adjustment of adopting the lifetime current expected credit loss model by its equity method investee, CLNC; partially offset by (ii) a $3.3 million decrease to accumulated deficit, reflecting the cumulative effect adjustment of the Company's election of the fair value option for all of its then outstanding loans receivable.
Accounting Standards Adopted in 2021
Income Tax Accounting
In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. The Company adopted ASU No. 2019-12 on January 1, 2021, with no resulting effect upon adoption.
Accounting for Certain Equity Investments
In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323—Investments Equity Method and Joint Ventures, and Topic 815—Derivatives and Hedging. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively. The Company adopted the new guidance on January 1, 2021, with no resulting effect upon adoption.
Accounting for Convertible Instruments and Contracts on Entity's Own Equity
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives meeting the derivative scope exception; and (3) simplifies diluted earnings per share ("EPS") computation.
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
Adoption of the new standard may be made either on a full retrospective approach or a modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings. The Company early adopted the new standard on January 1, 2021 using a modified retrospective approach, with no resulting effect upon adoption.
3. Acquisitions
Asset Acquisitions
Vantage SDC Hyperscale Data Centers
In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for an approximately 90% equity interest in entities that hold Vantage Data Centers Holdings, LLC's ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (“Vantage SDC”). The remaining equity interest in Vantage SDC is held by the existing investors of Vantage, and together with the third party capital raised by the Company, represent noncontrolling interests. The Company's balance sheet investment is approximately $200 million or a 13% equity interest in Vantage SDC. Vantage SDC is a carve-out from Vantage's data center business. The acquisition excluded Vantage's remaining portfolio of development-stage data centers and its employees, all of whom were retained by Vantage. The day-to-day operations of Vantage SDC continue to be managed by Vantage's existing management company in exchange for management fees, and subject to certain approval rights held by the Company and the co-investors in connection with material actions.
Additionally, the Company and its co-investors have committed to acquire the future build-out of expansion capacity within the Vantage SDC portfolio, including lease up of the expanded capacity and existing inventory, the costs of which will be borne by the previous owners of Vantage SDC, for estimated payments of approximately $240 million. It is anticipated that all, if not most, of the payments will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC entered into a lease with a tenant related to a portion of the expansion capacity in the first quarter of 2021, which triggered a payment of $14.8 million to the previous owners of Vantage SDC. The payment was treated as an asset acquisition, which consideration was allocated to data center infrastructure and in-place lease acquired, and as additional consideration for land and building on a relative fair value basis based upon the valuation of the initial acquisition.
zColo Colocation Data Centers
In December 2020, the Company's DataBank subsidiary acquired zColo, the colocation business of Zayo Group Holdings, Inc. ("Zayo"), composed of 39 data centers in the U.S. and U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by the Company. The Company's balance sheet investment is $145 million ($188 million at the time of closing), which maintained the Company's 20% equity interest in DataBank.
Acquisition of zColo's remaining five data centers in France for $33.0 million closed in February 2021. Zayo is an anchor tenant within the zColo facilities and is a significant customer of DataBank.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, which includes incentive payments to employees for successful closing of the acquisitions.

	Asset Acquisitions
	2021	2020
(In thousands)	zColo France	Vantage SDC	zColo US and UK
Assets acquired and liabilities assumed
Cash	$—	$—	$266
Real estate	26,083	2,720,870	882,327
Intangible assets	8,702	765,137	303,119
Lease right-of-use ("ROU") and other assets	9,536	181,260	415,038
Debt	—	(2,060,307)	—
Intangible, lease and other liabilities	(11,303)	(82,350)	(419,262)
Fair value of net assets acquired for cash consideration	$33,018	$1,524,610	$1,181,488
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of estimated selling costs for real estate held for sale. Useful lives of real estate acquired ranges from 30 to 50 years for buildings and improvements, 7 to 21 years for site improvements, 12 to 19 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
•Lease related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties were acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, with remaining lease terms ranging between 3 and 15 years.
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6% and 8%, with remaining lease terms ranging between 2 and 15 years.
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the estimated time it would require to execute a new lease or backfill a vacant space, discounted at rates between 6% and 11.5%, with estimated useful lives between 5 and 15 years.
•Other intangible assets acquired were as follows:
•Customer service contracts were valued based upon estimated net cash flows generated from the zColo customer service contracts that would have been forgone if such contracts were not in place, taking into consideration the time it would require to execute a new contract, with remaining term of the contracts ranging between 3 and 15 years.
•Customer relationships were valued as the incremental net cash flows to the zColo business attributable to the in-place customer relationships, discounted at 10%, with estimated useful life of 12 years.
•Trade name of zColo was valued based upon estimated savings from avoided royalty at a rate of 1%, discounted at 11.5%, with useful life of 1 year.
•Assembled workforce was valued based upon the estimated cost of recruiting and training new data center employees for zColo, with a 3 year useful life.
•Other assets acquired and liabilities assumed include primarily lease ROU assets associated with leasehold data centers and corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquirees.
•Assumed debt was valued based upon market rates and spreads that prevailed at the time of acquisition for debt with similar terms and remaining maturities.

Other Real Estate Asset Acquisitions
The following table summarizes the Company's other real estate asset acquisitions in 2020 in addition to those discussed above:

($ in thousands)				Purchase Price Allocation (1)
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease-Related Intangible Assets	Lease ROU and Other Assets	Debt	Intangible, Lease and Other Liabilities
2020
Various	Hotel—France (2)	9	$37,916	$5,243	$34,038	$—	$43,503	$(2,245)	$(42,623)
Various	Easements—Various in U.S. (3)	—	2,586	2,586	—	—	—	—	—
October	Office—U.K. and Ireland (4)	5	32,975	57,222	67,113	5,383	33,054	(124,981)	(4,816)
December	Land—U.S	—	5,116	5,116	—	—	—	—	—
			$78,593	$70,167	$101,151	$5,383	$76,557	$(127,226)	$(47,439)
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
(3)    Transferred to the Company's new sponsored fund, Digital Colony Partners II, LP, or DCP II, in December 2020.
(4)    The Company acquired a controlling equity interest in a borrower upon default of an acquisition, development and construction ("ADC") loan, which was previously accounted for as an equity method investment. This resulted in the acquisition of the borrower's real estate assets and assumption of its underlying mortgage debt, some of which is in default.
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for disposition is presented in Note 7.

(In thousands)	March 31, 2021	December 31, 2020
Land	$511,243	$516,085
Buildings and improvements	4,203,240	4,295,256
Tenant improvements	82,320	80,598
Data center infrastructure	3,444,660	3,396,854
Furniture, fixtures and equipment	71,404	74,327
Construction in progress	68,048	49,895
	8,380,915	8,413,015
Less: Accumulated depreciation	(678,204)	(603,051)
Real estate assets, net	$7,702,711	$7,809,964
Real Estate Sales
Results from sales of real estate, including discontinued operations (Note 14), are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Proceeds from sales of real estate	$64,808	$126,741
Gain on sale of real estate	45,750	7,932

Depreciation and Impairment
The following table summarizes real estate depreciation and impairment.

	Three Months Ended March 31,
(In thousands)	2021	2020
Depreciation of real estate held for investment	$95,611	$47,919
Impairment of real estate and related asset group (1)
Continuing operations
Held for disposition	14,466	204
Held for investment	766	48,328
Discontinued operations
Held for disposition	104,528	7,372
Held for investment (2)	—	252,364
__________
(1)    Includes impairment of real estate intangibles of $63,000 and $7.0 million in the three months ended March 31, 2021 and 2020, respectively, and impairment of ground lease ROU of $6.1 million and $13.0 million in the three months ended March 31, 2021 and 2020, respectively.
(2)    Represents impairment recorded in 2020 on properties in the Hospitality and Other segments prior to their reclassification as held for disposition and discontinued operations.
Impairment of Real Estate Held for Disposition
Real estate held for disposition is carried at the lower of amortized cost or fair value less estimated selling costs. Real estate held for disposition that has been written down and carried at fair value totaled $82.7 million and $897.9 million relating to continuing and discontinued operations, respectively, at March 31, 2021 and $1.0 billion relating to discontinued operations at December 31, 2020, generally representing Level 3 fair value.
Real estate held for disposition that was written down in 2021 and in 2020 was valued using either estimated recoverable value, sales price, broker opinions of value, or third-party appraisals, in certain cases, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. Impairment on real estate held for disposition in 2020 also factored in the economic effects of COVID-19 on real estate values. Fair value of real estate held for disposition was generally reduced for estimated selling costs, where applicable, ranging from 1% to 3%.
Impairment of Real Estate Held for Investment
Real estate held for investment that was written down to fair value during the three months ended March 31, 2021 had carrying values of $1.1 million relating to continuing operations, and for the year ended December 31, 2020, carrying values of $1.3 billion and $2.4 billion relating to continuing and discontinued operations, respectively, at the time of impairment, representing Level 3 fair value. Real estate carrying values at December 31, 2020 included properties in the Hospitality and Other segments that were impaired in 2020 prior to being classified as held for sale and discontinued operations.
Impairment in 2021 relates to the Wellness Infrastructure segment and was based upon an appraised value of a net leased skilled nursing facility that may be repurposed or sold.
Impairment in 2020 was attributed primarily to shortened hold period assumptions, particularly in the hotel and wellness infrastructure portfolios, driven by the Company's accelerated digital transformation in the second quarter of 2020, and/or to a lesser extent, decline in property operating performance, in part from the economic effects of COVID-19. The Company compared the real estate carrying values to the undiscounted future net cash flows expected to be generated by these properties over their expected hold periods. For properties for which undiscounted expected net cash flows over their respective hold periods fell short of carrying values, the Company expects that the carrying value of these properties would likely not be recoverable. Fair value of impaired real estate held for investment in 2020 was estimated based upon: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 10.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 7.3% and 11.3%, and discount rates between 8.5% and 9.5%. The Company considered the risk characteristics of the properties and adjusted the capitalization rates and/or discount rates as applicable. Impairment was measured as the excess of carrying value over fair value for each of these properties.
As assessment of real estate impairment is subjective and judgmental, actual results may differ if changes occur in the assumptions used and/or in market conditions and accordingly, negative changes to these variables would result in further impairment charge in the future.

Property Operating Income
Components of property operating income are as follows, excluding amounts related to discontinued operations (Note 14).

	Three Months Ended March 31,
(In thousands)	2021	2020
Lease income:
Fixed lease income	$231,631	$161,896
Variable lease income	28,198	10,084
	259,829	171,980
Data center service revenue	15,387	11,973
	$275,216	$183,953
For the three months ended March 31, 2021, property operating income from a single tenant accounted for approximately 11% of the Company's total revenues, excluding discontinued operations. The Company's share of property operating income from the tenant is approximately 13%, net of amounts attributable to noncontrolling interests in investment entities. There was no similar tenant concentration in the three months ended March 31, 2020.
5. Equity and Debt Investments
The Company's equity investments and debt securities, excluding investments held for disposition (Note 7), are represented by the following:

(In thousands)	March 31, 2021	December 31, 2020
Equity Investments
Equity method investments
CLNC	$352,822	$385,193
Other investment ventures	18,641	19,903
Private funds	175,364	173,039
Investments under fair value option	39,342	31,012
	586,169	609,147
Other equity investments
Marketable equity securities	129,103	218,485
Non-traded REIT and private funds	27,828	20,495
Total equity investments	743,100	848,127

Debt Securities
N-Star CDO bonds, available for sale	34,719	28,576

Equity and debt investments	$777,819	$876,703
Equity Investments
The Company's equity investments represent noncontrolling equity interests in various entities, including equity method investments for which the Company has elected the fair value option.
Equity Method Investments
The Company owns a 36.1% interest in CLNC, accounted for under the equity method, as it exercises significant influence over CLNC's operating and financial policies through a combination of its ownership interest, and prior to May 2021, its role as the external manager and its representation on CLNC's board of directors. Other equity method investments, excluding investments held for disposition, are composed primarily of interests in the Company's sponsored digital investment vehicles, and certain investments accounted for under the fair value option (Note 10).
The liabilities of the equity method investment entities may only be settled using the assets of these entities and there is no recourse to the general credit of the Company for the obligations of these investment entities. The Company is not required to provide financial or other support in excess of its capital commitments and its exposure is limited to its investment balance.

Other-Than-Temporary Impairment ("OTTI")—The Company evaluates its equity method investments for OTTI at each reporting period. The Company determined there was no OTTI in the three months ended March 31, 2021.
In the second quarter of 2020, the Company had determined that its investment in CLNC was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million, measured as the excess of carrying value of its investment in CLNC over market value of $336.5 million based upon CLNC's closing stock price of $7.02 per share on June 30, 2020. At March 31, 2021, the fair value of the Company's investment in CLNC, based upon its closing stock price of $8.52 per share, was in excess of its carrying value.
Basis Difference—The impairment charges recorded by the Company on its investment in CLNC resulted in a basis difference between the Company's carrying value of its investment in CLNC and the Company's proportionate share of CLNC's book value of equity. The impairment charge was applied to the Company's investment in CLNC as a whole and was not determined based on an impairment assessment of individual assets held by CLNC. In order to address the basis difference, the impairment charge was generally allocated on a relative fair value basis across CLNC's various investments. Accordingly, for any future write-downs taken by CLNC on these investments, the Company's share thereof is applied to reduce the basis difference and is not recorded as an equity method loss until such time the basis difference associated with the respective investments has been fully eliminated. For the three months ended March 31, 2021 and 2020, the Company reduced its share of net loss of CLNC by $24.6 million and $19.2 million, respectively, representing the basis difference allocated to investments that were resolved or impaired by CLNC during these periods. The remaining basis difference at March 31, 2021 was $252.9 million.
Other Equity Investments
Other equity investments consist of the following:
Marketable Equity Securities—These are publicly traded equity securities held by private open-end funds consolidated by the Company and prior to January 2021, equity investment in a third party mutual fund (Note 10). The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the digital real estate and telecommunication sectors.
Non-Traded REIT and Private Funds—These represent interests in a Company-sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), and a private fund, for which the Company elected the net asset value ("NAV") practical expedient (Note 10), and an investment in a Company-managed sub-account of a third party private fund.
Investment and Lending Commitments
Private Funds—At March 31, 2021, the Company has unfunded commitments of $169.9 million to the Company's sponsored digital funds.
Loans Receivable—The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on meeting certain criteria, which must be approved by the Company as lender, such as capital expenditures and construction in progress with an approved budget. At March 31, 2021, total unfunded lending commitments was $39.8 million, of which the Company's share was $15.3 million, net of amounts attributable to noncontrolling interests in investment entities.
Debt Securities
The Company's investment in debt securities is composed of available-for-sale ("AFS") N-Star CDO bonds, which are subordinate bonds retained by a subsidiary of the Company, NRF Holdco, LLC ("NRF Holdco"), from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF Holdco that it subsequently repurchased at a discount. These CDOs are collateralized primarily by commercial real estate ("CRE") debt and CRE securities.
The following tables summarize the balance of the N-Star CDO bonds.

	Amortized Cost Without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
March 31, 2021	$56,207	$(24,882)	$3,394	$—	$34,719
December 31, 2020	46,561	(24,688)	6,703	—	28,576
There were no sales of N-Star CDO bonds during the three months ended March 31, 2021 and year ended December 31, 2020.

These CDOs have long-dated stated maturities through 2037 and 2041, however, the Company expects the N-Star CDO bonds to have remaining future cash flows up to 3 years from March 31, 2021.
Impairment of AFS Debt Securities
AFS debt securities are considered to be impaired if their fair value is less than their amortized cost basis. If the Company intends to sell or is more likely than not required to sell the debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings within other gain (loss) as a write-off of the amortized cost basis of the debt security. If the Company does not intend to sell or is not more likely than not required to sell the debt security before recovery of its amortized cost, the credit component of the loss is recognized in earnings within other gain (loss) as an allowance for credit loss, which may be subject to reversal for subsequent recoveries in fair value. The non-credit loss component is recognized in other comprehensive income or loss ("OCI"). The allowance is charged off against the amortized cost basis of the security if in a subsequent period, the Company intends to or is more likely than not required to sell the security, or if the Company deems the security to be uncollectible.
Changes in allowance for credit losses for AFS debt securities are presented below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Beginning balance	$24,688	$—
Provision for credit losses	194	816
Ending balance	$24,882	$816
Credit losses were determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At March 31, 2021 and December 31, 2020, there were no AFS debt securities in unrealized loss position without allowance for credit loss.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment is as follows, excluding goodwill in the Other segment that is held for disposition (Note 7).

(In thousands)	March 31, 2021	December 31, 2020
Balance by reportable segment:
Digital Operating	$463,120	$463,120
Digital Investment Management (1)	298,248	298,248
	$761,368	$761,368
__________
(1)    Goodwill of $140.5 million is deductible for income tax purposes.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	March 31, 2021			December 31, 2020
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease related intangible assets (2)	$1,251,299	$(230,981)	$1,020,318	$1,245,878	$(180,372)	$1,065,506
Investment management intangibles (3)	226,471	(98,219)	128,252	226,471	(90,624)	135,847
Customer relationships and service contracts (4)	218,081	(23,275)	194,806	217,809	(13,547)	204,262
Trade names	41,900	(16,665)	25,235	41,900	(4,713)	37,187
Other (5)	24,596	(679)	23,917	25,574	(651)	24,923
Total deferred leasing costs and intangible assets	$1,762,347	$(369,819)	$1,392,528	$1,757,632	$(289,907)	$1,467,725
Intangible Liabilities
Lease intangible liabilities (2)	$154,103	$(64,188)	$89,915	$153,808	$(59,956)	$93,852
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
(4)    In connection with data center services provided in the colocation data center business.
(5)    Represents primarily assembled workforce acquired in an asset acquisition and certificates of need associated with certain wellness infrastructure portfolios which are not subject to amortization.
Impairment of Identifiable Intangible Assets
During the year ended December 31, 2020, investment management contracts were impaired by $8.2 million to an aggregate fair value of $12.4 million at the time of impairment. Fair value was based upon the revised future net cash flows over the remaining life of the respective contracts, generally discounted at 10%, and represent Level 3 fair values. There was no impairment recorded in the three months ended March 31, 2021.
Real estate related intangible assets are subject to impairment as part of the real estate asset group, as discussed in Note 4.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 14):

	Three Months Ended March 31,
(In thousands)	2021	2020
Net increase (decrease) to rental income (1)	$(5,836)	$3,660

Amortization expense
Deferred leasing costs and lease related intangibles	$45,475	$15,240
Investment management intangibles	6,238	6,658
Customer relationships and service contracts	9,837	3,695
Trade name	11,951	1,098
Other	459	74
	$73,960	$26,765
__________
(1)    Represents the effect of amortizing above- and below-market leases and lease incentives.

The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Net increase (decrease) to rental income	$53	$1,431	$3,111	$2,392	$1,168	$(5,047)	$3,108
Amortization expense	189,235	162,906	141,252	112,248	100,057	581,627	1,287,325
7. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below.
Assets and liabilities held for non-sale disposition in all periods presented represent a portfolio of 48 hotels in receivership following the lender's acceleration of the underlying debt that was defaulted in April 2020. Control over the operations and any eventual sale of these properties has been transferred to the receivers, who are acting for the benefit of the lender. The Company has not been released from its debt obligations, however, the debt is non-recourse to the Company.

	March 31, 2021			December 31, 2020
(In thousands)	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition	Disposition by Sale	Non-Sale Disposition	Total Held for Disposition
Assets
Restricted cash	$117,548	$2,523	$120,071	$129,817	$14,695	$144,512
Real estate, net	1,193,009	736,218	1,929,227	4,077,698	743,227	4,820,925
Loans receivable	977,759	—	977,759	1,211,307	—	1,211,307
Equity investments	758,953	—	758,953	860,776	—	860,776
Goodwill, deferred leasing costs and other intangible assets, net	139,851	436	140,287	148,552	437	148,989
Other assets (1)	127,235	26,281	153,516	210,238	15,166	225,404
Due from affiliates	14,844	—	14,844	14,355	—	14,355
Total assets held for disposition	$3,329,199	$765,458	$4,094,657	$6,652,743	$773,525	$7,426,268

Liabilities
Debt, net (2)	$922,425	$780,000	$1,702,425	$3,631,467	$780,000	$4,411,467
Lease intangibles and other liabilities	180,050	54,168	234,218	272,792	47,513	320,305
Total liabilities related to assets held for disposition	$1,102,475	$834,168	$1,936,643	$3,904,259	$827,513	$4,731,772
__________
(1)    Included corporate aircraft that was impaired by $11.9 million in the second quarter of 2020 to reflect recoverable value prior to its sale to a third party in January 2021.
(2)    Represents debt related to assets held for disposition if the debt is expected to be assumed by the acquirer upon sale or if the debt is expected to be extinguished through lender's assumption of underlying collateral.

Discontinued Operations
The table below presents assets and liabilities held for sale and for non-sale disposition that are related to discontinued operations (Note 14). These assets and liabilities are composed of OED investments and intangible assets of the Other IM business, both of which resided in the Other segment, and, prior to its disposition in March 2021, the Company's hotel business, with one hotel portfolio remaining in receivership, as discussed above.

	March 31, 2021		December 31, 2020
(In thousands)	Other	Hotel	Other	Hotel
Assets
Restricted cash	$114,074	$2,523	$51,528	$92,870
Real estate, net	944,730	736,218	1,153,724	3,504,249
Loans receivable	977,759	—	1,211,307	—
Equity investments	758,953	—	860,776	—
Goodwill, deferred leasing costs and other intangible assets, net	133,187	436	143,122	1,851
Other assets	119,948	26,281	152,871	70,343
Due from affiliates	14,844	—	14,355	—
Total assets held for disposition—discontinued operations	$3,063,495	$765,458	$3,587,683	$3,669,313

Liabilities
Debt, net	$878,609	$780,000	$917,388	$3,494,079
Lease intangibles and other liabilities	137,583	54,168	138,265	164,339
Total liabilities related to assets held for disposition—discontinued operations	$1,016,192	$834,168	$1,055,653	$3,658,418
Impairment of Assets Classified as Held for Disposition and Discontinued Operations
Real Estate and Related Intangible Assets—Impairment loss was recorded on real estate and related intangible assets classified as held for disposition and discontinued operations totaling $104.5 million and $259.7 million in the three months ended March 31, 2021 and 2020, respectively (Note 14), as discussed in Note 4.
Goodwill—No impairment loss was recorded in the three months ended March 31, 2021 on the Other IM goodwill that is classified as held for disposition and discontinued operations. In 2020, the Company had recognized impairment loss on its Other IM goodwill of $79.0 million in the first quarter and $515.0 million in the second quarter. In light of the economic effects of COVID-19 and the Company's acceleration of its digital transformation in the second quarter of 2020, both of which represented indicators of impairment, the Company's quantitative test in the prior year indicated that the carrying value of the Other IM reporting unit, including goodwill, exceeded its estimated fair value at March 31, 2020 and at June 30, 2020. In valuing the Other IM reporting unit in 2020, no value was ascribed to (a) the future capital raising potential of the non-digital credit and opportunity fund management business as it is no longer part of the Company's long-term strategy; and (b) the hypothetical contract of internally managing the Company's non-digital balance sheet assets following significant decreases in asset values in 2020. The remaining value of the Other IM reporting unit represents principally the CLNC management contract that was valued based upon its contractual termination value, which approximated fair value.
The Other IM goodwill balance of $81.6 million at March 31, 2021 was fully realized in April 2021 upon termination of the CLNC management contract.
Other Intangible Assets—In the three months ended March 31, 2021, investor relationship intangible asset in Other IM was impaired by $4.0 million (Note 14) to a fair value of $5.5 million based upon estimated recoverable value in a potential monetization of the Company's Other IM business. There was no impairment loss recorded on Other IM identifiable intangible assets held for disposition in 2020.
Equity Method Investments—Impairment was recorded on equity method investments classified as held for disposition and discontinued operations totaling $82.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively, included within equity method losses (Note 14). Equity method investments that were impaired and written down to fair value during the three months ended March 31, 2021 and year ended December 31, 2020 had carrying values totaling $479.3 million and $701.8 million, respectively, at the time of impairment. Impairment recorded in 2021 was based upon estimated recoverable values, primarily on ADC loans accounted for as equity method investments. Significant impairment was also recorded on these ADC loans in the fourth quarter of 2020, previously driven by reduced future cash flow streams expected from these investments, primarily taking into consideration a combination of lower land values, delayed leasing, and/or offer prices in the current market, generally discounted at rates between 10% to 20%. Other impairment charges during 2020 were generally determined using estimated recoverable values for investments resolved or sold, investment values based upon projected exit strategies, or fair values based upon discounted expected future cash flows from the investments.
Assets Carried at Fair Value—For assets classified as held for disposition and discontinued operations that are carried at fair value, unrealized fair value losses were recorded in other loss of $3.1 million for interest in a third party fund and $200.7 million for loans receivable, and in equity method losses of $25.1 million for equity method investments (Note 14). Additional information is included Note 10 under "—Level 3 Recurring Fair Values."
8. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
The following table summarizes the Company's restricted cash balance:

(In thousands)	March 31, 2021	December 31, 2020
Capital expenditures reserves (1)	$10,618	$13,516
Real estate escrow reserves (2)	8,645	10,225
Lender restricted cash (3)	93,809	82,419
Other (4)	12,887	8,792
Total restricted cash	$125,959	$114,952
__________
(1)    Represents primarily cash held by lenders for capital improvements, tenant improvements, lease renewal and replacement reserves related to real estate assets.
(2)    Represents primarily insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to real estate assets.
(3)    Represents cash from the Company's investment properties that is restricted by lenders in accordance with respective debt agreements.
(4)    Includes investment sales proceeds held in escrow.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2021	December 31, 2020
Straight-line rents	$37,776	$52,136
Investment deposits and pending deal costs	—	33,977
Prefunded capital expenditures for Vantage SDC	42,647	48,881
Deferred financing costs, net (1)	700	1,189
Derivative assets (Note 10)	4,280	99
Prepaid taxes and deferred tax assets, net	66,992	59,932
Operating lease right-of-use asset, net (2)	388,697	391,935
Finance lease right-of-use asset, net	140,271	143,182
Accounts receivable, net (3)	88,356	61,693
Prepaid expenses	30,455	28,563
Other assets	13,321	43,966
Fixed assets, net	20,823	21,264
Total other assets	$834,318	$886,817
__________
(1)    Deferred financing costs relate to revolving credit arrangements.
(2)    Net of impairment of $9.4 million at December 31, 2020 for corporate office leases as the Company determined there is a reduced need for office space based upon the Company's current operations and has abandoned certain leased spaces.
(3)    Includes primarily receivables from tenants, resident fees, and reimbursable capital expenditures, and is presented net of immaterial allowance for doubtful accounts, where applicable.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2021	December 31, 2020
Tenant security deposits and payable	$8,761	$9,321
Deferred income (1)	31,230	36,263
Interest payable	28,678	24,948
Derivative liabilities (Note 10)	1,216	103,772
Current and deferred income tax liability	122,943	153,167
Operating lease liability	363,594	373,525
Finance lease liability	146,750	148,974
Accrued compensation	52,838	78,748
Accrued carried interest and incentive fee compensation	1,870	1,907
Accrued real estate and other taxes	20,673	13,248
Accounts payable and accrued expenses	108,933	147,996
Other liabilities	148,732	101,732
Accrued and other liabilities	$1,036,218	$1,193,601
__________
(1)    Represents primarily prepaid rental income, prepaid interest from borrowers held in reserve accounts, and deferred management fees from digital investment vehicles. Deferred management fees totaling $1.8 million at March 31, 2021 and $6.1 million at December 31, 2020 is expected be recognized as fee income over a weighted average period of 4.9 years and 1.9 years, respectively.
9. Debt
The Company's debt balance consists of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 7).

(In thousands)	Corporate Credit Facility(1)	Convertible and Exchangeable Senior Notes	Secured Debt(2)	Junior Subordinated Notes	Total Debt
March 31, 2021
Debt at amortized cost
Principal	$—	$513,605	$6,229,504	$280,117	$7,023,226
Premium (discount), net	—	(6,180)	20,265	(75,499)	(61,414)
Deferred financing costs	—	(2,444)	(82,077)	—	(84,521)
	$—	$504,981	$6,167,692	$204,618	$6,877,291
December 31, 2020
Debt at amortized cost
Principal	$—	$545,107	$6,178,579	$280,117	$7,003,803
Premium (discount), net	—	(6,540)	21,811	(76,269)	(60,998)
Deferred financing costs	—	(2,670)	(67,785)	—	(70,455)
	$—	$535,897	$6,132,605	$203,848	$6,872,350
__________
(1)    Deferred financing costs related to the corporate credit facility are included in other assets.
(2)    Debt principal totaling $253.7 million at March 31, 2021 and $272.5 million at December 31, 2020 relates to financing of assets held for disposition, and is expected to be repaid upon disposition of the respective underlying assets. Debt associated with assets held for disposition that is expected to be assumed by the counterparty is included in liabilities related to assets held for disposition (Note 7).

The following table summarizes certain characteristics of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
March 31, 2021
Recourse
Corporate credit facility	$—	N/A	N/A	$—	—%	0.8	$—	—%	0.8
Convertible and exchangeable senior notes(3)	513,605	5.31%	3.3	—	N/A	N/A	513,605	5.31%	3.3
Junior subordinated debt (4)	—	N/A	N/A	280,117	3.06%	15.2	280,117	3.06%	15.2
	513,605			280,117			793,722
Non-recourse (5)
Secured debt
Digital Operating	2,789,338	2.49%	4.6	580,000	5.70%	4.7	3,369,338	3.04%	4.6
Wellness Infrastructure	400,075	4.55%	3.9	2,283,458	3.89%	3.1	2,683,533	4.02%	3.2
Other—Other Equity and Debt	21,316	5.63%	—	155,317	4.85%	0.8	176,633	4.94%	0.7
	3,210,729			3,018,775			6,229,504
	$3,724,334			$3,298,892			$7,023,226
December 31, 2020
Recourse
Corporate credit facility	$—	N/A	N/A	$—	—%	1.0	$—	—%	1.0
Convertible and exchangeable senior notes(3)	545,107	5.36%	3.6	—	N/A	N/A	545,107	5.36%	3.6
Junior subordinated debt (4)	—	N/A	N/A	280,117	3.10%	15.4	280,117	3.10%	15.4
Secured debt (6)	32,815	5.02%	—	—	N/A	N/A	32,815	5.02%	—
	577,922			280,117			858,039
Non-recourse (5)
Secured debt
Digital Operating	2,132,852	2.54%	4.8	1,093,991	5.92%	4.4	3,226,843	3.69%	4.7
Wellness Infrastructure	401,767	4.55%	4.1	2,331,366	3.95%	3.3	2,733,133	4.04%	3.4
Other—Other Equity and Debt	21,316	5.63%	—	164,472	3.85%	0.1	185,788	4.05%	0.1
	2,555,935			3,589,829			6,145,764
	$3,133,857			$3,869,946			$7,003,803
__________
(1)    Calculated based upon outstanding debt principal at balance sheet date. For variable rate debt, weighted average interest rate is calculated based upon the applicable index plus spread at balance sheet date.
(2)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
(3)    Includes the 5.375% exchangeable senior notes which is an obligation of NRF Holdco as the issuer, as described further below.
(4)    Represents an obligation of NRF Holdco as the junior subordinated debt was issued by certain of its subsidiaries, as described further below. Accordingly, Colony Capital, Inc. and its operating company, Colony Capital Operating Company, LLC, are not guarantors to the debt.
(5)    Investment-level secured debt that is non-recourse to the Company in the Other segment of $21.3 million at March 31, 2021 and December 31, 2020 is in default and has been accelerated by the lender.
(6)    The fixed rate recourse debt was secured by the Company's aircraft and was repaid in January 2021 upon sale of the aircraft.
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
The credit facility provides revolving commitments of $400 million as of March 31, 2021 ($450 million at December 31, 2020) and is scheduled to mature in July 2021, with one remaining 6-month extension option, subject to a fee of 0.10% of the commitment amount upon exercise. Advances under the credit facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 2.75%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.75%. Unused amounts under the credit facility accrue a per annum commitment fee of 0.35%.
The maximum amount available to be drawn at any time under the credit facility is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the Credit Agreement). As of the date of this filing, the full $400 million is available to be drawn under the facility.
The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth, and debt service ratios as well as a maximum leverage ratio, as defined in the Credit Agreement. As of March 31, 2021 and through the date of this filing, the Company was in compliance with all of the financial covenants. The Credit Agreement also provides the Company with the flexibility to determine not to maintain REIT status without requiring lender approval.
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
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) outstanding as of March 31, 2021 are as follows, each representing senior unsecured obligations of Colony Capital, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2021	December 31, 2020

Issued by Colony Capital, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	—	31,502
Issued by Colony Capital Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	130,435	July 21, 2023	300,000	300,000
Issued by NRF Holdco, LLC
5.375% Exchangeable Senior Notes	June 2013	June 15, 2033	5.375%	12.04	83.0837	1,130	June 15, 2023	13,605	13,605
								$513,605	$545,107
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
Repurchase and Repayment of Senior Notes
The 3.875% convertible senior notes were fully extinguished following a $31.5 million repayment upon maturity in January 2021 and a $371.0 million repurchase in the third quarter of 2020, primarily funded by net proceeds from the July 2020 issuance of the 5.75% exchangeable senior notes by the Operating Company.
Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate and mortgage loans receivable.
In March 2021 and October 2020, DataBank and Vantage SDC, the Company's subsidiaries in the Digital Operating segment, raised $657.9 million and $1.3 billion of securitized notes at blended fixed rates of 2.3% and 1.8%, with 5 years and 6 years maturity, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at DataBank and Vantage SDC.
Junior Subordinated Debt
Trust preferred securities ("TruPS") were previously issued in private placement offerings by subsidiaries of NRF Holdco, LLC (the "Issuer," a subsidiary of Colony Capital, Inc.), which were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”). The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by the Issuer at the time of the offerings (the "Junior Notes"). Neither the Company nor the OP is an obligor or guarantor on the Junior Notes or the TruPS.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets
Marketable equity securities	$129,103	$—	$—	$129,103
AFS debt securities	—	—	34,719	34,719
Other assets—derivative assets	—	4,280	—	4,280
Fair Value Option:
Loans held for investment	—	—	85,272	85,272
Loans held for disposition	—	—	977,759	977,759
Equity method investments	—	—	39,342	39,342
Equity method investments held for disposition	—	—	115,161	115,161
Liabilities
Other liabilities—derivative liabilities	—	1,216	—	1,216
Other liabilities—settlement liability	—	—	36,939	36,939
December 31, 2020
Assets
Marketable equity securities	$218,485	$—	$—	$218,485
AFS debt securities	—	—	28,576	28,576
Other assets—derivative assets	—	99	—	99
Fair Value Option:
Loans held for investment	—	—	84,030	84,030
Loans held for disposition	—	—	1,211,307	1,211,307
Equity method investments	—	—	31,012	31,012
Equity method investments held for disposition	—	—	150,787	150,787
Liabilities
Other liabilities—derivative liabilities	—	103,772	—	103,772
Other liabilities—settlement liability	—	—	24,285	24,285
Marketable Equity Securities
Marketable equity securities consist of publicly traded equity securities held by private open-end funds consolidated by the Company and prior to January 2021, equity investment in a third party mutual fund. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Debt Securities
Fair value of N-Star CDO bonds are determined using an internal price interpolated based upon third party prices of the senior N-Star CDO bonds of the respective CDOs, and applying the Company's knowledge of the underlying collateral and recent trades, if any within the securitizations. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain investments in foreign subsidiaries or equity method joint ventures (in EUR and in GBP), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed primarily to LIBOR and to a lesser extent, EURIBOR and GBP LIBOR). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively. At March 31, 2021 and December 31, 2020, notional amounts aggregated to the equivalent of $427.1 million and $350.5 million, respectively, for foreign exchange contracts, and the equivalent of $2.8 billion and $4.6 billion, respectively, for interest rate contracts, all of which were composed predominantly of non-designated economic hedges. The derivative instruments are subject to master netting arrangements with counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty.

Notwithstanding the conditions for right of offset may have been met, the Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Foreign currency contracts:
Unrealized gain transferred from AOCI to earnings (1)	$—	$1,502
Unrealized loss in earnings on non-designated contracts	(245)	—
Interest rate contracts:
Interest expense on designated contracts (2)	20	2
Unrealized gain (loss) in earnings on non-designated contracts	(16)	179
Realized loss transferred from AOCI to earnings	(1,292)	—
__________
(1)    The portion of derivative notional that is in excess of the beginning balance of the foreign denominated net investment is dedesignated upon a reassessment of the effectiveness of net investment hedges at period end.
(2)    Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.
Prior to January 2021, the Company had entered into a series of forward contracts on its shares in a third party real estate mutual fund in an aggregate notional amount of $119 million and a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap contracts were settled upon expiration in January 2021 through delivery of all of the Company's shares in the mutual fund, realizing an immaterial net loss upon settlement. The forwards and swaps were not designated accounting hedges. At December 31, 2020, the forwards and swaps were in a liability position of $102.7 million and $0.1 million, respectively. During the three months ended March 31, 2020, the forwards and swaps had realized and unrealized fair value gains totaling $34.5 million, which was partially offset by a decrease in the NAV of the mutual fund of $33.1 million, both of which were recorded in other loss on the consolidated statement of operations.
The Company's foreign currency and interest rate contracts are generally traded over-the-counter, and are valued using a third-party service provider. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of the derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Settlement Liability
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
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of the Company's class A common stock. Pursuant to the arrangement, the Company contributed its class A common stock, valued at $14.7 million by the venture, and Blackwells contributed $1.47 million of cash that was then distributed to the Company, resulting in a net capital contribution of $13.23 million by the Company in the venture. All of the class A common stock held in the venture had been repurchased by the Company in March 2020 (Note 12). Blackwells may cause the arrangement to be dissolved and all underlying assets distributed at any time, and the Company may do the same after three years. Distributions to be made through the joint venture arrangement effectively represent a settlement of the proxy contest with Blackwells. The initial fair value of the arrangement was recorded as a settlement loss on the statement of operations, with a corresponding liability on the balance sheet, subject to remeasurement at each period end.
The settlement liability is a fair value measure of the disproportionate allocation of future profits distribution to Blackwells pursuant to the joint venture arrangement. Such profits will be derived from dividend payments and any appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles. The profits distribution is payable in cash, the Company's class A common stock or a combination of both at the Company's election. The initial fair value of the arrangement was recorded as a settlement loss on the statement of operations with a corresponding settlement liability on the consolidated balance sheet. The settlement liability, classified as a Level 3 fair value, is measured using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution occurs at the end of the third year in March 2023, and is remeasured at each reporting period. At March 31, 2021, the settlement liability was valued at $36.9 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 71.9% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) zero expected dividend yield given the Company's suspension of its common stock dividend beginning the second quarter of 2020; and (c) risk free rate of 0.16% per annum based upon a compounded zero-coupon U.S. Treasury yield. The settlement liability increased approximately $12.7 million in the three months ended March 31, 2021, recorded as other loss on the consolidated statement of operations.
Fair Value Option
Equity Method Investments
Equity method investments for which the fair value option was elected are carried at fair value on a recurring basis. Fair values are determined using either indicative sales price, NAV of the underlying funds, or discounted future cash flows based upon expected income and realization events of the underlying assets. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. Changes in fair value of equity method investments under the fair value option are recorded in equity method earnings (losses).
Loans Receivable
Loans receivable consist of mortgage loans, mezzanine loans and non-mortgage loans carried at fair value under the fair value option. Loans held for disposition are measured at their selling price. Fair value of loans held for investment is determined by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment, or based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results and/or value of the underlying collateral.
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status, as presented in the table below. Such loans include distressed loan portfolios that are held for disposition, previously acquired by the Company at a discount (classified as purchased credit-impaired loans prior to the election of fair value option).

	March 31, 2021			December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
90 days or more past due or nonaccrual
Loans held for investment (1)	$48,449	$43,374	$5,075	$47,233	$43,007	$4,226
Loans held for disposition	687,944	2,042,026	(1,354,082)	825,972	2,116,531	(1,290,559)
__________
(1)    Fair value includes accrued interest that is currently expected to be collected.

Level 3 Recurring Fair Values
Quantitative information about recurring Level 3 fair value assets are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
March 31, 2021
AFS debt securities	$34,719	Discounted cash flows	Discount rate	29.3% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	85,272	Discounted cash flows	Discount rate	8.3% (7.2% - 8.8%)	Decrease
Loans held for disposition	977,759	Transaction price(4)	N/A	N/A	N/A
Equity method investments—third party private equity funds	2,542	NAV(3)	N/A	N/A	N/A
Equity method investments—other	36,800	Discounted cash flows	Discount rate	25.0%	Decrease
Equity method investments held for disposition	115,161	Transaction price(4)	N/A	N/A	N/A

December 31, 2020
AFS debt securities	$28,576	Discounted cash flows	Discount rate	28.9% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	84,030	Discounted cash flows	Discount rate	7.9% (6.9% - 8.9%)	Decrease
Loans held for disposition	1,211,307	Discounted cash flows	Discount rate	13.7% (9.0% - 25.7%)	Decrease
Equity method investments—third party private equity funds	2,472	NAV(3)	N/A	N/A	N/A
Equity method investments—other	28,540	Discounted cash flows	Discount rate	30.0%	Decrease
Equity method investments held for disposition	8,383	Discounted cash flows	Discount rate	19.3% (19.0% - 20.0%)	Decrease
Equity method investments held for disposition	142,404	Transaction price(4)	N/A	N/A	N/A
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
(3)    Fair value was estimated based upon underlying NAV of the respective funds on a quarter lag, adjusted as deemed appropriate by management, considering the cash flows provided by the general partners of the funds and the implied yields of the funds.
(4)    Based upon actual or indicative transaction values of the respective loans, investments or underlying assets of the investee. At December 31, 2020, acquisition price was deemed to approximate fair value for investee engaged in real estate development during the development stage.

The following table presents changes in recurring Level 3 fair value assets. Loans receivable and equity method investments under the fair value option are predominantly held for disposition. Realized and unrealized gains (losses) are included in AOCI for AFS debt securities and in other gain (loss) on the consolidated statement of operations for other assets carried at fair value.

		Fair Value Option
(In thousands)	AFS Debt Securities	Loans Held for Investment and Held for Disposition	Equity Method Investments (including Held for Disposition)
Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	594	74,236	762
Paydowns, distributions and sales	(1,651)	(49,133)	(781)
Change in accrued interest and capitalization of paid-in-kind interest	—	11,849	—
Allowance for credit losses	(816)	—	—
Realized and unrealized gains (losses) in earnings, net	—	3,105	(179)
Other comprehensive income (loss) (1)	1,488	(21,265)	(4,337)
Fair value at March 31, 2020	$54,474	$1,588,427	$218,340

Net unrealized gains (losses) on instruments held at March 31, 2020
In earnings	$(816)	$3,105	$(179)
In other comprehensive income (loss)	$1,488	$—	$—

Fair value at December 31, 2020	$28,576	$1,295,337	$181,799
Purchases, drawdowns, contributions and accretion	10,337	3,631	—
Paydowns, distributions and sales	(691)	(8,798)	(6,953)
Change in accrued interest and capitalization of paid-in-kind interest	—	4,745	—
Allowance for credit losses	(194)	—	—
Realized and unrealized gains (losses) in earnings, net	—	(199,082)	(15,635)
Other comprehensive income (loss) (1)	(3,309)	(32,802)	(4,708)
Fair value at March 31, 2021	$34,719	$1,063,031	$154,503

Net unrealized gains (losses) on instruments held at March 31, 2021
In earnings	$(194)	$(199,082)	$(16,560)
In other comprehensive income (loss)	$(3,309)	N/A	N/A
__________
(1)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.
Investments Carried at Fair Value Using Net Asset Value
Investments in Company-sponsored private fund and non-traded REIT, and limited partnership interest in a third party real estate private fund that is held for disposition are valued using NAV of the respective vehicles.

	March 31, 2021		December 31, 2020
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$13,416	$8,026	$15,680	$8,026
Non-traded REIT—real estate	20,772	—	18,272	—
Private fund—emerging market private equity	1,909	—	2,224	—
The Company's interests in the private funds are not subject to redemption, with distributions to be received through liquidation of underlying investments of the funds. The private funds each have eight and ten year lives, respectively, at inception, both of which may be extended in one year increments up to two years.
No secondary market currently exists for shares of the non-traded REIT and the Company does not currently expect to seek liquidity of its shares of the non-traded REIT. Subject to then-existing market conditions, the board of directors of the non-traded REIT, along with the Company, as sponsor, are expected to consider alternatives for providing liquidity to the non-traded REIT shares beginning 2021, five years from completion of the offering stage, but with no definitive date by which it must do so. In addition, the Company has agreed that any right to have its shares redeemed is subordinated to third party stockholders for so long as its advisory agreement is in effect.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairments are discussed in Note 4 for real estate, Notes 5 and 14 for equity method investments, and Notes 6 and 14 for investment management intangible assets, including goodwill.
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2021
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$1,076,175	$13,095	$—	$1,089,270	$504,981
Secured debt	—	—	6,043,875	6,043,875	6,167,692
Secured debt related to assets held for disposition	—	—	1,691,130	1,691,130	1,702,425
Junior subordinated debt	—	—	227,697	227,697	204,618
December 31, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$898,231	$13,095	$—	$911,326	$535,897
Secured debt	—	—	6,003,375	6,003,375	6,132,605
Secured debt related to assets held for disposition	—	—	4,258,019	4,258,019	4,411,467
Junior subordinated debt	—	—	201,018	201,018	203,848
Debt—Senior notes were valued using the last trade price in active markets and unadjusted quoted prices in non-active markets. Fair value of the corporate credit facility and secured debt was estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. Junior subordinated debt was valued based upon unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
Other—The carrying values of cash, accounts receivable, due from and to affiliates, interest payable and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible.
11. Variable Interest Entities
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $47.1 million at March 31, 2021 and $46.5 million at December 31, 2020. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At March 31, 2021 and December 31, 2020, the consolidated private funds had total assets of $192.2 million and $172.2 million, respectively, and total liabilities of $49.0 million and $41.8 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $221.9 million at March 31, 2021 and $214.4 million at December 31, 2020, included within equity and debt investments.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF Holdco had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $31.3 million at March 31, 2021 and $21.9 million at December 31, 2020.

Trusts
The Trusts, wholly-owned subsidiaries of NRF Holdco, formed as statutory trusts, previously issued preferred securities and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF Holdco (Note 9). The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at March 31, 2021 and December 31, 2020, recorded in investments in unconsolidated ventures on the consolidated balance sheet. The junior subordinated notes are recorded as debt on the consolidated balance sheet.
12. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2019	41,350	487,044	734
Repurchase of common stock, net (1)	—	(12,733)	—
Equity-based compensation, net of forfeitures	—	7,646	—
Shares canceled for tax withholding on vested stock awards	—	(1,839)	—
Shares outstanding at March 31, 2020	41,350	480,118	734

Shares outstanding at December 31, 2020	41,350	483,406	734
Shares issued upon redemption of OP Units	—	5	—
Equity-based compensation, net of forfeitures	—	4,839	—
Shares canceled for tax withholding on vested stock awards	—	(1,147)	—
Shares outstanding at March 31, 2021	41,350	487,103	734
__________
(1)    Net of reissuance of 964,160 shares of class A common stock that had been repurchased by the Company during March 2020. Refer to discussion of settlement liability in Note 10.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2021:

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
Redemption of Preferred Stock
In January 2020, the Company settled the December 2019 redemption of its outstanding Series B and Series E preferred stock for $402.9 million. All preferred stock redemptions were at $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to their respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the respective preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders, respectively.
Common Stock
Except with respect to voting rights, class A common stock and class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class A common stock has one vote per share and class B common stock has thirty-six and one-half votes per share. This gives the holders of class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units) attributable to class B common stock holders and therefore, does not provide any disproportionate voting rights. Class B common stock was issued as consideration in the Company's acquisition in April 2015 of the investment management business and operations of its former manager, which was previously controlled by the Company's former Executive Chairman. Each share of class B common stock shall convert automatically into one share of class A common stock if the former Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s class B common stock into an equal number of shares of class A common stock.
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
Common Stock Repurchases
During the first quarter of 2020, the Company repurchased 12,733,204 shares of its class A common stock at an aggregate cost of $24.6 million, or a weighted average price of $1.93 per share, pursuant to a $300 million share repurchase program that expired in May 2020. Effective June 29, 2020, the Company is restricted from repurchasing additional common shares, subject to certain exceptions, under the terms of its Credit Agreement (Note 9).
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances in 2021 and 2020.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	(23,850)	1,330	7	(24,929)	16,384	(31,058)
Amounts reclassified from AOCI	—	—	—	246	(634)	(388)
AOCI at March 31, 2020	$(14,569)	$9,153	$(219)	$(24,544)	$46,401	$16,222

AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(2,438)	(2,992)	—	(19,631)	3,761	(21,300)
Amounts reclassified from AOCI	—	—	233	—	—	233
AOCI at March 31, 2021	$15,280	$3,080	$—	$33,201	$49,495	$101,056
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	33	(32,958)	4,865	(28,060)
Amounts reclassified from AOCI	—	—	(799)	(799)
AOCI at March 31, 2020	$(972)	$(50,871)	$14,725	$(37,118)

AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive income (loss) before reclassifications	—	(37,686)	—	(37,686)
Amounts reclassified from AOCI	1,030	—	—	1,030
AOCI at March 31, 2021	$—	$46,159	$15,099	$61,258
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below. On the consolidated statement of operations, such amounts are included in other gain (loss) for continuing and discontinued operations, as applicable, except for amounts related to equity method investments, where applicable, are included in equity method losses in discontinued operations.

(In thousands)	Three Months Ended March 31,
Component of AOCI reclassified into earnings	2021	2020
Release of foreign currency cumulative translation adjustments	$—	$(246)
Unrealized gain on dedesignated net investment hedges	—	634
Realized loss on cash flow hedges	(233)	—
13. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2021	2020
Beginning balance	$305,278	$6,107
Contributions	10,640	250
Distributions and redemptions	(2,445)	(2,647)
Net income (loss)	2,449	(548)
Ending balance	$315,922	$3,162

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
Pursuant to this strategic partnership, Wafra has assumed directly and also indirectly through a participation interest $77.0 million of the Company's commitments to DCP I, and has committed $40.0 million to DCP II. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% (on a fully-diluted, post-transaction basis) of the Company’s class A common stock. Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock, with staggered strike prices between $2.43 and $6.00 for each warrant, exercisable until July 17, 2026. No warrants have been exercised to-date.
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the Digital IM Business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in the Digital IM Business in April 2021 based upon the Digital IM Business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization ("EBITDA") of $72.0 million as of December 31, 2020.
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
Wafra has customary minority rights and certain other structural protections designed to protect its interests, including redemption rights with respect to its investment in the Digital IM Business and its funded commitments in certain digital funds. Wafra's redemption rights will be triggered upon the occurrence of certain events, including key person or cause events under the governing documents of certain digital funds and for a limited period, upon Marc Ganzi, the Company's Chief Executive Officer, and Ben Jenkins, Chief Investment Officer of the Company's digital real estate and infrastructure platform, ceasing to fulfill certain time and attention commitments to the Digital IM business.
To further enhance the alignment of interests, the Company entered into an amended and restated restrictive covenant agreement with each of Mr. Ganzi and Mr. Jenkins, pursuant to which they agreed to certain enhanced non-solicitation provisions and extension of the term of existing non-competition agreements.
Wafra’s investment provides the Company with permanent capital to pursue strategic digital infrastructure investments and further grow the Digital IM Business.
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
Redemption of OP Units—The Company redeemed 5,147 OP Units during the three months ended March 31, 2021 and 2,184,395 OP Units during the year ended December 31, 2020, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.

14. Discontinued Operations
Discontinued operations represent the following:
•Other—operations of substantially all of the OED investments and Other IM business in the Other segment, composed of non-digital real estate, real estate-related equity and debt investments, fee income from CLNC and the Company's private real estate credit funds and co-investment vehicles, and underlying compensation and administrative costs for managing these non-digital investments and investment vehicles.
•Hotel—operations of the Company's Hospitality segment and the THL Hotel Portfolio in the Other segment. In March 2021, the Company sold five of the six portfolios in the Hospitality segment and the Company's 55.6% interest in the THL Hotel Portfolio which was deconsolidated upon sale. One hotel portfolio remains in receivership.
•Industrial—operations of the bulk industrial portfolio prior to its sale in December 2020.
Income (loss) from discontinued operations is presented below.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	Other	Hotel	Total	Other	Hotel	Industrial	Total
Revenues
Property operating income	$21,169	$122,106	$143,275	$28,352	$213,111	$5,379	$246,842
Interest income	4,132	—	4,132	30,262	—	17	30,279
Fee income	15,962	—	15,962	18,377	—	—	18,377
Other income	8,260	22	8,282	136	62	—	198
Revenues from discontinued operations	49,523	122,128	171,651	77,127	213,173	5,396	295,696
Expenses
Property operating expense	13,253	112,829	126,082	12,612	167,543	1,473	181,628
Interest expense	15,700	62,318	78,018	10,002	49,971	2,406	62,379
Transaction-related, investment and servicing costs	5,894	1,794	7,688	4,711	1,560	—	6,271
Depreciation and amortization	11,670	7,668	19,338	13,062	47,561	633	61,256
Impairment loss	108,528	—	108,528	86,373	252,363	—	338,736
Compensation, including carried interest, and administrative expense (1)	20,557	2,410	22,967	2,282	2,033	414	4,729
Expenses from discontinued operations	175,602	187,019	362,621	129,042	521,031	4,926	654,999
Other income (loss)
Gain on sale of real estate	391	45,359	45,750	7,932	—	—	7,932
Other gain (loss), net	(200,683)	3	(200,680)	3,375	2,857	4	6,236
Equity method earnings (losses), including carried interest	(92,611)	—	(92,611)	109,170	—	—	109,170
Income (loss) from discontinued operations before income taxes	(418,982)	(19,529)	(438,511)	68,562	(305,001)	474	(235,965)
Income tax benefit (expense)	2,613	(1,524)	1,089	(16,482)	2,589	—	(13,893)
Income (loss) from discontinued operations	(416,369)	(21,053)	(437,422)	52,080	(302,412)	474	(249,858)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(302,387)	3,370	(299,017)	35,116	(31,655)	170	3,631
Noncontrolling interests in Operating Company	(10,863)	(2,328)	(13,191)	1,674	(26,726)	30	(25,022)
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(103,119)	$(22,095)	$(125,214)	$15,290	$(244,031)	$274	$(228,467)
__________
(1)    Includes equity-based compensation of $7.3 million and a reversal of $0.4 million for the three months ended March 31, 2021 and 2020, respectively, of which $4.6 million and a reversal of $3.4 million, respectively, relates to CLNC awards that is grossed up in other income and compensation expense. Reversal was due to a decline in CLNC stock price (Note 17).

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net loss allocated to common stockholders
Loss from continuing operations	$(190,177)	$(154,199)
Loss from continuing operations attributable to noncontrolling interests	69,101	40,507
Loss from continuing operations attributable to Colony Capital, Inc.	(121,076)	(113,692)
Loss from discontinued operations attributable to Colony Capital, Inc.	(125,214)	(228,467)
Net loss attributable to Colony Capital, Inc.	(246,290)	(342,159)
Preferred dividends	(18,516)	(19,474)
Net loss attributable to common stockholders	(264,806)	(361,633)
Net income allocated to participating securities	—	(1,250)
Net loss allocated to common stockholders—basic	(264,806)	(362,883)
Interest expense attributable to convertible and exchangeable notes (1)	—	—
Net loss allocated to common stockholders—diluted	$(264,806)	$(362,883)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	474,899	479,106
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	474,899	479,106
Loss per share—basic
Loss from continuing operations	$(0.30)	$(0.28)
Loss from discontinued operations	(0.26)	(0.48)
Net loss attributable to common stockholders per common share—basic	$(0.56)	$(0.76)
Loss per share—diluted
Loss from continuing operations	$(0.30)	$(0.28)
Loss from discontinued operations	(0.26)	(0.48)
Net loss attributable to common stockholders per common share—diluted	$(0.56)	$(0.76)
__________
(1)    For the three months ended March 31, 2021 and 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $7.7 million and $7.1 million of interest expense, respectively, and 144,576,000 and 38,112,100 of weighted average dilutive common share equivalents, respectively, for the assumed conversion or exchange of the Company's outstanding convertible and exchangeable notes, as their inclusion would be antidilutive.
(2)    No unvested non-participating restricted shares were outstanding during the three months ended March 31, 2021 and 2020. The calculation of diluted earnings per share excludes the effect of class A common stock that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 10,395,900 and 1,520,700 for the three months ended March 31, 2021 and 2020, respectively, as the effect would be antidilutive. Also excluded from the calculation of diluted earnings per share is the effect of class A common stock that are issuable to net settle the exercise of warrants (Note 13) with weighted average shares of 7,680,900 for the three months ended March 31, 2021 as the effect would be antidilutive.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis. At March 31, 2021 and 2020 there were 51,072,000 and 53,261,100 OP Units, respectively. OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.
16. Fee Income
The Company's real estate investment management platform manages capital on behalf of institutional and retail investors in private funds, non-traded REIT, and other investment vehicles for which the Company earns fee income.
Fee income, as presented below, excludes base management fees from CLNC (which was based upon 1.5% per annum of CLNC's stockholders' equity) and the Company's private real estate credit funds and co-investment vehicles, all of which are included in discontinued operations (Note 14).

The Company earns fee income from the following sources:

	Three Months Ended March 31,
(In thousands)	2021	2020
Institutional funds and other investment vehicles	$30,200	$20,562
Non-traded REIT	2,769	4,431
Other	710	135
	$33,679	$25,128
The following table presents the Company's fee income by type:

	Three Months Ended March 31,
(In thousands)	2021	2020
Management fees ($32,096 and $24,116 from affiliates, respectively)	$32,096	$24,116
Incentive fees	594	—
Other fee income—affiliates	989	1,012
Total fee income	$33,679	$25,128
Management Fees—The Company earns management fees for the day-to-day operations and administration of its managed private funds, non-traded REIT, and other investment vehicles, calculated as follows:
•Private Funds and similar investment vehicles—generally 0.45% to 1.50% per annum of investors' committed capital during commitment or investment period and thereafter, of contributed or invested capital; and
•Non-Traded REIT—1.5% per annum of most recently published NAV (as may be subsequently adjusted for any special distribution) for NorthStar Healthcare. $2.5 million per quarter of base management fee for NorthStar Healthcare is paid in shares of NorthStar Healthcare common stock at a price per share equal to its most recently published NAV per share (as may be subsequently adjusted for any special distribution).
Incentive Fees—Pursuant to the terms of a sub-advisory agreement, the Company manages a sub-account of a third party private fund and earns an incentive fee, but not management fees, based upon the returns of the sub-account, measured on a monthly basis, and subject to the recovery of any initial losses in the account that are allocated to the Company.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
17. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2021, an aggregate 73.8 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
Restricted Stock—Restricted stock awards in the Company's class A common stock are granted to senior executives, directors and certain employees, generally subject to a service condition only, with annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted Stock Units ("RSUs")—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. Fair value of RSUs are based on the

Company's class A common stock price on grant date. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met.
Performance Stock Units ("PSUs")—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and a market condition. Following the end of the measurement period, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of PSUs granted and determined based upon the performance of the Company's class A common stock relative to that of a specified peer group over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs whose employment is terminated after the first anniversary of their PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based upon achievement of the total shareholder return metric applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2021 PSU Grants	2020 PSU Grants	2019 PSU Grants
Expected volatility of the Company's class A common stock (1)	35.4%	34.1%	26.2%
Expected annual dividend yield (2)	0.0%	9.3%	8.5% - 8.7%
Risk-free rate (per annum) (3)	0.3%	0.4%	2.2% - 2.4%
__________
(1)    Based upon the historical volatility of the Company's stock and those of a specified peer group.
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield is zero for the 2021 PSU award as the Company suspended common dividends beginning with the second quarter of 2020.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to market conditions do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 12).
LTIP units issued have either (1) a service condition only, valued based upon the Company's class A common stock price on grant date; or (2) both a service condition and a market condition based upon the Company's class A common stock achieving target prices over predetermined measurement periods, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation.
The following assumptions were applied in the Monte Carlo model under a risk-neutral premise:

	2020 LTIP Grant	2019 LTIP Grant (1)
Expected volatility of the Company's class A common stock (2)	43.1%	28.3%
Expected dividend yield (3)	0.0%	8.1%
Risk-free rate (per annum) (4)	0.2%	1.8%
__________
(1)    Represents 10 million LTIP units granted to Marc Ganzi in connection with the Company's acquisition of Digital Bridge Holdings, LLC in July 2019, with vesting based upon achievement of the Company's class A common stock price closing at or above $10 over any 90 consecutive trading days prior to the fifth anniversary of the grant date.
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
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock, subject to the same restrictions and vesting conditions, where applicable. Upon separation of service from the Company, vested DSUs will be settled in shares of the Company’s class A common stock. Fair value of DSUs are determined based on the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, or on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 14), is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Compensation expense (including $1,064 and $283 amortization of fair value of dividend equivalent rights, respectively)	$16,606	$5,185
Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2020	10,728,712	11,845,018	324,877	9,589,564	9,935,891	42,424,062	$2.78	$2.10
Granted	3,604,777	—	9,465	—	2,611,989	6,226,231	7.46	6.72
Vested	(2,996,951)	(461,254)	(9,465)	—	(1,175,333)	(4,643,003)	5.09	3.33
Forfeited	(67,047)	—	—	—	(832,981)	(900,028)	4.89	2.86
Unvested shares and units at March 31, 2021	11,269,491	11,383,764	324,877	9,589,564	10,539,566	43,107,262	3.52	2.48
__________
(1)    Represents the number of LTIP units granted subject to vesting upon achievement of market condition. LTIP units that do not meet the market condition within the measurement period will be forfeited.
(2)    Represents the number of RSUs granted subject to vesting upon achievement of performance condition. RSUs that do not meet the performance condition at the end of the measurement period will be forfeited.
(3)    Number of PSUs granted does not reflect potential increases or decreases that could result from the final outcome of the total shareholder return measured at the end of the performance period. PSUs for which the total shareholder return was not met at the end of the performance period are forfeited.
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $27.5 million and $10.1 million for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $92.0 million, which is expected to be recognized over a weighted average period of 2.6 years.
Awards Granted by Managed Companies
Prior to the termination of the Company’s management agreement with CLNC on April 30, 2021, CLNC granted restricted stock to the Company and certain of the Company's employees ("managed company awards") that typically vest over a three-year period, subject to a service condition. Generally, the Company granted the managed company awards that it received in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants were made at the discretion of the Company, and the Company may consult with the board of directors or compensation committee of CLNC as to final allocation of awards to its employees.
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
Equity-based compensation related to CLNC awards granted by the Company to its employees was accelerated in 2021 as the awards fully vest upon termination of the CLNC management contract in April 2021. For the three months ended March 31, 2021, equity-based compensation of $4.6 million was recognized, with a corresponding amount recorded in other income. For the three months ended March 31, 2020, an expense reversal of $3.4 million was recognized based upon a remeasurement of the awards at CLNC's stock price on March 31, 2020. Amounts recorded in both years are reflected within discontinued operations (Note 14).
18. Transactions with Affiliates
Affiliates include (i) private funds, traded and non-traded REITs and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for sale (Note 7):

(In thousands)	March 31, 2021	December 31, 2020
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$21,944	$20,605
Cost reimbursements and recoverable expenses	5,091	12,954
Loan and interest receivable	35,088	35,089
Employees and other affiliates	134	541
	$62,257	$69,189
Due to Affiliates
Employees and other affiliates	$408	$601
Transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16, except for fee income and fee receivable from CLNC and the Company's private real estate credit funds and co-investment vehicles that are included within discontinued operations (Note 14) and assets held for sale (Note 7).
Cost Reimbursements—The Company received cost reimbursement income related largely to the following arrangements.
•Direct and indirect operating costs, including but not limited to compensation, overhead and other administrative costs, for managing the operations of NorthStar Healthcare, with reimbursements limited to the greater of 2% of average invested assets or 25% of net income (net of management fees);
•Costs incurred in performing investment due diligence for NorthStar Healthcare and private funds managed by the Company; and
•Services provided to the Company's unconsolidated investment ventures for servicing and managing their loan portfolios, including foreclosed properties.
Such cost reimbursements, included in other income, totaled $1.5 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
Reimbursements of direct and indirect operating costs for managing the operations of CLNC is reflected in other income within discontinued operations (Note 14) and related receivable is reflected as amount due from affiliates within assets held for sale (Note 7).

Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of investment vehicles sponsored by the Company, for which the Company recovers from these investment vehicles up to specified thresholds, as applicable.
NorthStar Healthcare Credit Facility—The Company has committed to provide NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. The credit facility matures in December 2022, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%. There is no commitment fee for the unused portion of the facility. The credit facility is intended to provide additional liquidity to NorthStar Healthcare on an as needed basis. In April 2020, the credit facility was drawn for the full amount of $35.0 million and remained outstanding at March 31, 2021.
Digital Real Estate Acquisitions—In connection with acquisition of Vantage SDC in July 2020 (Note 3), the Company entered into a series of agreements with Messrs. Ganzi and Jenkins, and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested $8.7 million and $2.1 million, respectively, in Vantage SDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins in connection with the Vantage SDC acquisition as a result of their respective personal investments in Vantage made prior to the Company’s acquisition of DBH. Payments to be made by the Company and its co-investors to the previous owners of Vantage SDC for future build-out of expansion capacity within the portfolio, including lease up of the expanded capacity and existing inventory, will trigger additional carried interest payments to Messrs. Ganzi and Jenkins. Additionally, the day-to-day operations of Vantage SDC will continue to be managed by the existing management company of Vantage, in which Messrs. Ganzi and Jenkins own a 50% interest in the aggregate. Fees paid to the Vantage management company for Vantage SDC was $3.0 million for the three months ended March 31, 2021.
DataBank acquired all of zColo's colocation business in December 2020 and February 2021 from Zayo, which is a portfolio company of DCP I and other co-invest vehicles sponsored and managed by the Company.
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
Arrangements with Company-Sponsored Private Funds—The Company co-invests alongside its sponsored private funds through joint ventures between the Company and the sponsored private fund. These co-investment joint ventures are consolidated by the Company. The Company has capital commitments, as general partner, directly into the private funds and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the private funds such as financing and administrative costs. Such costs expensed in the periods presented were immaterial and relate primarily to the Company's share of the funds' operating costs and deferred financing costs on borrowings of the funds.
Equity Awards of CLNC—As discussed in Note 17, prior to termination of the Company’s management agreement with CLNC on April 30, 2021, CLNC granted equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At March 31, 2021 and December 31, 2020, such investments in consolidated investment vehicles and general partner entities totaled $27.3 million and $19.1 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share was a net income of $0.3 million and a net loss of $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own); provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted cash fixed operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a true-up payment for any difference. The Company reimbursed Mr. Ganzi $1.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Separately, based upon an agreement between Colony Capital Advisors, LLC, a subsidiary of the Company, and Thomas J. Barrack, Jr., the Company's former Executive Chairman, Mr. Barrack was previously provided use of the Company’s aircraft for personal travel. Under this arrangement, Mr. Barrack paid the Company for personal usage based on the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.4 million for the three months ended March 31, 2020. The Company's aircraft was sold in January 2021.
19. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of March 31, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
20. Segment Reporting
The Company currently conducts its business through five reportable segments as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through Digital Colony Partners ("DCP") and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles subject to achievement of minimum return hurdles.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business; and Vantage SDC, a stabilized hyperscale data center business. Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
•Wellness Infrastructure—This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement. This segment also holds other wellness infrastructure-related assets, principally equity interests in and the management contract of NorthStar Healthcare.
•Other—This segment primarily composed of the Company's interest in CLNC. The Company expects to monetize the remaining assets in its Other segment as it completes its digital evolution.
Amounts not allocated to specific segments generally include corporate level cash and corresponding interest income, fixed assets for administrative use, corporate level financing and related interest expense, costs in connection with unconsummated investments, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs as well as corporate level transaction costs. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.

In connection with accelerating the monetization of a substantial majority of the assets in the Company's Other segment in the first quarter of 2021, the Company reorganized its Wellness Infrastructure segment to retrospectively include other healthcare related assets and obligations. These assets and obligations encompass: (i) the Company's equity interests in and the management contract of NorthStar Healthcare, equity investment in a healthcare asset manager, and N-Star CDOs collateralized largely by certain debt and preferred equity within the capital structure of Wellness Infrastructure, all of which previously resided in the Other segment; as well as (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt that were not previously allocated to reportable segments, all of which were issued by NRF Holdco, which holds the Wellness Infrastructure portfolio as its primary asset and acts as guarantor.
Segment Results of Operations
The following table presents results of operations of the Company's reportable segments. Refer to Note 14 for further details on discontinued operations.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Three Months Ended March 31, 2021
Total revenues	$189,202	$29,498	$1,140	$93,543	$1,580	$741	$315,704
Income (loss) from continuing operations	(62,844)	6,041	7,869	(41,210)	(32,218)	(67,815)	(190,177)
Income (loss) from continuing operations attributable to Colony Capital, Inc.	(8,793)	5,412	3,949	(32,906)	(29,145)	(59,593)	(121,076)
Loss from discontinued operations attributable to Colony Capital, Inc.							(125,214)
Net loss attributable to Colony Capital, Inc.							$(246,290)

Three Months Ended March 31, 2020
Total revenues	$45,167	$19,179	$160	$144,679	$3,198	$4,830	$217,213
Income (loss) from continuing operations	(18,295)	2,110	(3,035)	(66,288)	(11,295)	(57,396)	(154,199)
Income (loss) from continuing operations attributable to Colony Capital, Inc.	(3,418)	1,902	(2,242)	(49,938)	(10,179)	(49,817)	(113,692)
Loss from discontinued operations attributable to Colony Capital, Inc.							(228,467)
Net loss attributable to Colony Capital, Inc.							$(342,159)

The following table presents selected income and expense items of reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Wellness Infrastructure	Other	Amounts Not Allocated to Segments	Total

Three Months Ended March 31, 2021
Property operating income	$189,002	$—	$—	$86,214	$—	$—	$275,216
Interest income	104	1	690	1,815	7	59	2,676
Fee income	—	29,443	—	2,769	1,467	—	33,679
Property operating expense	79,862	—	—	52,400	2	—	132,264
Interest expense	31,132	—	—	32,705	—	8,648	72,485
Depreciation and amortization	122,221	6,267	—	31,418	10,457	604	170,967
Impairment loss	—	—	—	15,232	—	—	15,232
Equity method earnings (losses), including carried interest	—	(195)	2,776	—	(21,489)	—	(18,908)
Income tax benefit (expense)	12,268	(2,645)	1,090	2,421	208	12,483	25,825

Three Months Ended March 31, 2020
Property operating income	$45,149	$—	$—	$138,249	$555	$—	$183,953
Interest income	—	30	7	792	54	1,724	2,607
Fee income	—	18,944	—	4,431	1,753	—	25,128
Property operating expense	16,906	—	—	66,567	4	—	83,477
Interest expense	9,402	—	—	43,952	405	9,682	63,441
Depreciation and amortization	30,030	6,603	—	37,460	633	1,510	76,236
Impairment loss	—	—	—	48,532	—	—	48,532
Equity method earnings (losses), including carried interest	—	3	465	—	(12,347)	—	(11,879)
Income tax benefit (expense)	5,730	(393)	—	129	(52)	155	5,569
Total assets and equity method investments of the reportable segments are summarized as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Operating	$6,973,585	$—	$6,926,634	$—
Digital Investment Management	489,517	19,004	490,632	19,167
Digital Other	387,560	161,062	482,464	158,564
Wellness Infrastructure	4,006,161	13,868	4,025,743	14,941
Other	550,348	392,235	663,139	416,475
Amounts not allocated to segments	389,126	—	354,952	—
Assets held for disposition related to discontinued operations	3,828,953	745,538	7,256,996	845,094
	$16,625,250	$1,331,707	$20,200,560	$1,454,241
Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended March 31,
(In thousands)	2021	2020
Total income by geography:
United States	$289,933	$188,753
Europe	(5,946)	11,522
Other	11,324	877
Total (1)	$295,311	$201,152

(In thousands)	March 31, 2021	December 31, 2020
Long-lived assets by geography:
United States	$7,912,752	$8,139,565
Europe	771,768	730,358
Other	631,039	624,680
Total (2)	$9,315,559	$9,494,603
__________
(1)    Total income includes the Company's share of earnings (loss) from its equity method investments (but excludes the Company's impairment of its equity method investments of $0.8 million for the three months ended March 31, 2020); and excludes cost reimbursement income from affiliates (Note 18) and income from discontinued operations (Note 14). Income (loss) from discontinued operations for the three months ended March 31, 2021 and 2020 is composed of $143.8 million and $369.8 million from United States, respectively, and ($2.3 million) and $32.8 million from Europe, respectively. The negative income attributed to Europe for the three months ended March 31, 2021 for continuing operations reflects a reversal of straight-line rent receivable based upon current assessment of collectability, and for discontinued operations, due to losses from equity method investments.
(2)    Long-lived assets comprise real estate held for investment, lease related intangible assets, lease right-of-use assets and fixed assets, and exclude financial instruments, assets held for disposition and non-lease related intangible assets. Long-lived assets that are held for disposition at March 31, 2021 and December 31, 2020 included $1.1 billion and $3.8 billion located in the United States, respectively, and $1.0 billion and $1.2 billion located in Europe, respectively.
21. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $204 and $214	$126,892	$112,278
Cash paid for income taxes, net of refunds	2,123	1,272
Cash paid for operating lease liabilities	16,781	7,096
Supplemental Disclosure of Cash Flows from Discontinued Operations
Hotel:
Net cash provided by (used in) operating activities of discontinued operations	$(34,154)	$(8,535)
Net cash provided by (used in) investing activities of discontinued operations	(20,243)	(43,020)
Net cash provided by (used in) financing activities of discontinued operations	(3,416)	(920)
Industrial:
Net cash provided by (used in) operating activities of discontinued operations	—	(38,822)
Net cash provided by (used in) investing activities of discontinued operations	—	4,534
Net cash provided by (used in) financing activities of discontinued operations	—	(3,886)
Other:
Net cash provided by (used in) operating activities of discontinued operations	(640)	22,954
Net cash provided by (used in) investing activities of discontinued operations	52,907	27,465
Net cash provided by (used in) financing activities of discontinued operations	(1,563)	(57,627)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$18,516	$77,228
Improvements in operating real estate in accrued and other liabilities	6,268	12,282
Proceeds from loan repayments and asset sales held in escrow	—	47,702
Operating lease right-of-use assets and lease liabilities established	7,170	2,408
Finance lease payments accrued in accounts payable	2,224	—
Redemption of OP Units for common stock	16	—
Assets of investment entities deconsolidated, net of cash and restricted cash contributed (Note 14)	2,814,793	—
Liabilities of investment entities deconsolidated (Note 14)	2,840,065	—
Noncontrolling interests of investment entities deconsolidated (Note 14)	22,413	—

22. Subsequent Events
Other than as disclosed elsewhere, and in particular, termination of the CLNC management contract as discussed in Note 1, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

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
•the effect of COVID-19 on the Company's operating cash flows, debt service obligations and covenants, liquidity position and valuations of its real estate investments, as well as the increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect the Company;
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
•the impact of the completion of the sale of the Company's hospitality portfolios in connection with its strategic transformation and whether we will realize the anticipated benefits of our exit from our hospitality business;
•the impact of completed or anticipated initiatives related to our digital transformation, including the strategic investment by Wafra and the formation of certain other investment management platforms, on our company's growth and earnings profile;
•whether we will realize any of the anticipated benefits of our strategic partnership with Wafra, including whether Wafra will make additional investments in our Digital Other and Digital Operating segments;
•our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital industry effectively;
•the ability to realize efficiencies, as well as anticipated strategic and financial benefits from terminating the management agreement with Colony Credit Real Estate, Inc. (NYSE:CLNC)
•the impact to our business operations and financial condition of realized or anticipated compensation and administrative savings through cost reduction programs;
•our ability to redeploy any proceeds received from the sale of our non-digital or other legacy assets within the timeframe and manner contemplated or at all;
•our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as CLNC) to execute their business strategies, particularly in light of the current COVID-19 pandemic;

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
•stability of the capital structure of our wellness infrastructure portfolio and remaining hospitality portfolio;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this

Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC's website at www.sec.gov.
Our Organization
We are a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital real estate. We are headquartered in Boca Raton, Florida, with key offices in Los Angeles, New York, London and Singapore, and have approximately 300 employees.
We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. In light of our ongoing digital transformation, we will continue to evaluate whether we will maintain REIT status for 2021 or future years. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2021, we owned 90% of the Operating Company, as its sole managing member.
Effective April 1, 2021, Thomas J. Barrack Jr., our former Executive Chairman, having completed the transformational plan for the Company set in motion two years ago, has transitioned to a Non-Executive member of the Company's Board of Directors, and the position of Executive Chairman has been eliminated. Ms. Nancy Curtin, a long-time member of the Board and most recently the Lead Independent Director, transitioned to independent, non-executive Chairperson of the Board effective April 1, 2021.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure and real estate. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
At March 31, 2021, the Company has $46 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet, of which $32 billion is dedicated to digital real estate and infrastructure.
With the Company's ongoing digital transformation, the Company currently conducts business through five reportable segments, as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through Digital Colony Partners ("DCP") and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles subject to achievement of minimum return hurdles.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business; and Vantage SDC, a stabilized hyperscale data center business. Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
•Digital Other—This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
•Wellness Infrastructure—This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement. This segment also holds other wellness infrastructure-related assets, principally equity interests in and the management contract of NorthStar Healthcare, Inc. ("NorthStar Healthcare"), a non-traded REIT sponsored by the Company.
•Other—This segment is primarily composed of the Company's interest in CLNC. The Company expects to monetize the remaining assets in its Other segment as it completes its digital evolution.
Digital Transformation
During the first quarter of 2021, the Company successfully exited its hotel business, and continues its process of actively monetizing a substantial majority of its OED investments and its Other IM business, both of which reside in its Other segment, as discussed further below. The disposition of the Company’s hotel business and the continued efforts to monetize the Company’s OED investments and Other IM business represent strategic shifts in the Company's business that are expected to have a significant effect on the Company’s operations and financial results, and accordingly, have met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (refer to Item 1. "Financial Statements" of this Quarterly Report).
Accelerating the Monetization of OED and Other IM
Having successfully exited its hotel business in the first quarter of 2021, the Company is continuing its efforts to accelerate the monetization of a substantial majority of its OED investments and Other IM business. These assets consist of non-digital real estate, real estate-related equity and debt investments, and management of the Company's private real estate credit funds and CLNC. In consideration of a potential monetization, the Company reassessed the carrying value of these assets based upon estimated recoverable values. As a result, the Company recognized an aggregate write-down in asset values of $420.3 million, of which $121.2 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations (Note 7 to the consolidated financial statements).
In April 2021, the Company and CLNC agreed to terminate the management agreement for a one-time termination fee of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of CLNC's management and operating functions (the "CLNC Internalization"), with certain employees previously dedicated wholly or substantially to CLNC becoming employees of CLNC. In connection with the CLNC Internalization, CLNC's board of directors ceased to include Company-affiliated directors on CLNC's board of directors upon expiration of their terms in May 2021. The Company also entered into a new stockholders agreement, pursuant to which the Company agreed, for so long as the Company owns at least 10% of CLNC's outstanding common shares, to vote in CLNC director elections as recommended by CLNC’s board of directors at any stockholders' meeting that occurs prior to CLNC's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for CLNC's 2023 annual meeting. The Company currently holds a 36.1% equity ownership in CLNC and is prohibited from acquiring additional CLNC shares.
Exit of the Hotel Business
In March 2021, the Company completed the previously announced exit of its hotel business, which represents a key milestone in the Company’s digital transformation. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that was acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio") in its Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and the remaining interests in the THL Hotel Portfolio will continue to be held by investment vehicles currently managed by the Company. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million, represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt.

Significant Developments
In the first quarter of 2021 and through the date of this filing, significant developments affecting our business and results of operations included the following.
Digital Business
•We completed the add-on acquisition of zColo's remaining five data centers in France for $33 million in February 2021.
•In February 2021, we held a first closing of DCP II, our second digital opportunistic fund, with total callable commitments of $4.2 billion, inclusive of $120 million of our commitments as general partner and limited partner.
Non-Digital Assets
•In the first quarter of 2021, we are accelerating the monetization of our OED investments and Other IM business. This included termination of the CLNC management contract on April 30, 2021, for which we received a one-time termination fee of $102.3 million at closing.
•In consideration of potential monetization of the OED investments and Other IM business, these assets were written down by $420 million in aggregate across our loan portfolio, equity investments and real estate assets, of which $121 million was attributable to the OP. For all current and prior periods presented, these assets and corresponding liabilities are presented as held for disposition, and the related operating results are presented as discontinued operations (Notes 7 and 14 to the consolidated financial statements).
•In March 2021, we sold five of the six hotel portfolios in our Hospitality segment and our 55.6% interest in the THL Hotel Portfolio in the Other segment, generating net proceeds of $45.6 million. The transaction was valued at $2.8 billion, including aggregate selling price of $67.5 million and the buyer's assumption of $2.7 billion of investment-level debt.
•In April 2021, we received proceeds from a sale of the two largest assets securing our Irish loan portfolio, which were applied to repay $265 million of outstanding principal on our loan receivable and extinguish the full $155 million of debt financing the portfolio. This removed all encumbrances on the remaining assets in the portfolio. Our share of excess net proceeds was $103.5 million. The Irish loan portfolio is composed of distressed loans that were previously acquired at a discount.
Results of Operations
The following table summarizes our results from continuing operations by reportable segment.
Excluded are discontinued operations (Note 14 to the consolidated financial statements) which generated loss from discontinued operations attributable to Colony Capital, Inc. of $125.2 million and $228.5 million in the three months ended March 31, 2021 and 2020, respectively.

(In thousands)	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) Attributable to Colony Capital, Inc. from Continuing Operations
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Digital Operating	$189,202	$45,167	$(62,844)	$(18,295)	$(8,793)	$(3,418)
Digital Investment Management	29,498	19,179	6,041	2,110	5,412	1,902
Digital Other	1,140	160	7,869	(3,035)	3,949	(2,242)
Wellness Infrastructure	93,543	144,679	(41,210)	(66,288)	(32,906)	(49,938)
Other	1,580	3,198	(32,218)	(11,295)	(29,145)	(10,179)
Amounts not allocated to segments	741	4,830	(67,815)	(57,396)	(59,593)	(49,817)
	$315,704	$217,213	$(190,177)	$(154,199)	$(121,076)	$(113,692)

Selected Balance Sheet Data
The following table summarizes key balance sheet data by reportable segment, excluding balances held for disposition (Note 7 to the consolidated financial statements).

	Real Estate, net		Loans Receivable		Equity and Debt Investments		Debt, net
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Digital Operating	$4,459,123	$4,451,865	$5,160	$5,070	$—	$—	$3,337,342	$3,213,240
Digital Investment Management	—	—	—	—	24,151	19,167	—	—
Digital Other	—	—	31,663	31,727	290,165	377,048	—	—
Wellness Infrastructure	3,223,574	3,338,085	48,449	47,233	69,359	61,790	2,873,579	2,920,030
Other	20,014	20,014	—	—	394,144	418,698	176,727	185,743
Amounts not allocated to segments	—	—	—	—	—	—	489,643	553,337
Total	$7,702,711	$7,809,964	$85,272	$84,030	$777,819	$876,703	$6,877,291	$6,872,350

Consolidated Results of Operations
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Revenues
Property operating income	$275,216	$183,953	$91,263
Interest income	2,676	2,607	69
Fee income	33,679	25,128	8,551
Other income	4,133	5,525	(1,392)
Total revenues	315,704	217,213	98,491
Expenses
Property operating expense	132,264	83,477	48,787
Interest expense	72,485	63,441	9,044
Investment and servicing expense	8,108	5,732	2,376
Transaction-related costs	2,685	596	2,089
Depreciation and amortization	170,967	76,236	94,731
Impairment loss	15,232	48,532	(33,300)
Compensation expense	83,386	42,737	40,649
Administrative expenses	18,957	29,558	(10,601)
Settlement loss	—	5,090	(5,090)
Total expenses	504,084	355,399	148,685
Other income (loss)
Other loss, net	(8,714)	(9,703)	989
Equity method losses	(18,908)	(11,879)	(7,029)
Loss before income taxes	(216,002)	(159,768)	(56,234)
Income tax benefit	25,825	5,569	20,256
Loss from continuing operations	(190,177)	(154,199)	(35,978)
Loss from discontinued operations	(437,422)	(249,858)	(187,564)
Net loss	(627,599)	(404,057)	(223,542)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,449	(548)	2,997
Investment entities	(355,862)	(21,749)	(334,113)
Operating Company	(27,896)	(39,601)	11,705
Net loss attributable to Colony Capital, Inc.	(246,290)	(342,159)	95,869
Preferred stock dividends	18,516	19,474	(958)
Net loss attributable to common stockholders	$(264,806)	$(361,633)	96,827

Property Operating Income and Property Operating Expenses

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Property operating income:
Digital Operating	$189,002	$45,149	$143,853
Wellness Infrastructure	86,214	138,249	(52,035)
Other	—	555	(555)
	$275,216	$183,953	91,263
Property operating expenses:
Digital Operating	$79,862	$16,906	$62,956
Wellness Infrastructure	52,400	66,567	(14,167)
Other	2	4	(2)
	$132,264	$83,477	48,787
Digital Operating—Amounts in the first quarter of 2021 include Vantage SDC, acquired in July 2020 and zColo, acquired in December 2020.
Wellness Infrastructure—Property operating income decreased $52.0 million, of which $21.7 million is attributed to the conveyance of a 36 property senior housing operating portfolio to the lender in August 2020, and sales of six net lease properties during 2020. Other factors contributing to the decrease include: (i) $22.4 million write-off of straight-line rent receivable on our UK net lease senior housing portfolio based upon current assessment of collectability, while we engage in ongoing negotiations with the tenant to restructure the lease; (ii) a decline in occupancy across our senior housing operating portfolio due to restrictions on new admissions in an effort to contain COVID-19; and (iii) acceleration of above-market lease intangible following a lease restructuring. These decreases were partially offset by a gross-up of resident fee income following the conversion of six properties from a net lease portfolio to a senior housing operating portfolio in April 2020.
Property operating expenses decreased $14.2 million. The conveyance of the senior housing operating portfolio to the lender and the disposition of properties as noted above reduced expenses by $16.3 million, absent which property operating expenses would have increased $2.1 million. The increase was driven by a gross up of expenses following the net lease to senior housing operating conversion of six properties and incremental costs incurred in our senior housing operating facilities in response to COVID-19. The incremental COVID-19 related costs were partially abated by government stimulus funding under the CARES Act Provider Relief Fund, reflected in other income.
Other—Amounts represent a net lease property that is in receivership.
Interest Income
Interest income was largely consistent between the periods. While there was additional interest income in the first quarter of 2021 from new loans originated in the digital segment in the fourth quarter of 2020 and drawdown of the credit facility provided to NorthStar Healthcare in April 2020, this increase was largely offset by lower interest income on available cash as proceeds from the sale of our light industrial business in December 2019 have since been redeployed.
Fee Income
Fee income is earned from the following sources:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Digital Investment Management segment
Institutional funds and other investment vehicles	$29,443	$18,944	$10,499
Other segment
Institutional funds and other investment vehicles	757	1,618	(861)
Non-traded REIT—NorthStar Healthcare	2,769	4,431	(1,662)
Other	710	135	575
Subtotal—Other segment	4,236	6,184	(1,948)
	$33,679	$25,128	8,551

Digital Investment Management—Fee income was $10.5 million, driven by the first closing of DCP II in February 2021, and to a lesser extent, fees from co-investment capital raised for the acquisitions of Zayo by DCP I in March 2020 and Vantage SDC in July 2020.
Other—Fee income from the non-digital investment management business was $1.9 million lower, attributed to a decrease in fees from NorthStar Healthcare based upon a lower net asset value ("NAV") fee base beginning December 2020.
Other Income
Other income decreased $1.4 million, attributed primarily to lower due diligence cost reimbursements from our sponsored private funds, partially offset by government stimulus funding under the CARES Act Provider Relief Fund.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Investment-level financing:
Digital Operating	$31,132	$9,402	$21,730
Wellness Infrastructure	32,705	43,952	(11,247)
Other	—	405	(405)
Corporate-level debt	8,648	9,682	(1,034)
	$72,485	$63,441	9,044
Net decrease in interest expense of $9.0 million is attributed to the following:
Digital Operating—The $21.7 million increase is attributed to interest expense on debt financing on Vantage SDC and zColo portfolios, acquired in July 2020 and December 2020, respectively. This was partially offset by lower interest expense on the DataBank portfolio as a result of: (i) a decline in LIBOR as all of DataBank's debt was variable rate prior to refinancing through its March 2021 securitization transaction; and (ii) meaningful reduction in its weighted average interest rate post-securitization from 6.1% per annum as of December 31, 2020 to 2.4% per annum as of March 31, 2021.
Wellness Infrastructure—Interest expense was lower by $11.2 million as a result of: (i) decrease in LIBOR on predominantly variable rate debt; (ii) debt repayment upon certain sales of net lease properties in 2020; and (iii) conveyance of underlying collateral to lender in satisfaction of $157.5 million of outstanding debt principal in August 2020.
Other—This represents interest expense on a net lease property that is in receivership.
Corporate-level Debt—Interest expense decreased by $1.0 million as there was no outstanding balance on our corporate credit facility during the first quarter of 2021. This was partially offset by a net increase in interest expense on our senior notes, with a higher rate on the new exchangeable notes issued in July 2020 relative to the convertible notes that were substantially repurchased in the third quarter of 2020 and fully repaid in January 2021.
Investment and Servicing Expense
Investment and servicing costs were $2.4 million higher, primarily related to management fees paid to Vantage for the day-to-day operations of Vantage SDC, and fees paid for transitional services in connection with the zColo portfolio, both of which were partially offset by costs incurred in the prior year in connection with the conversion of a net lease portfolio to a senior housing operating portfolio in our Wellness Infrastructure segment.
Transaction-Related Costs
Transaction-related costs were $2.7 million compared to $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The higher costs in the current period are primarily related to an unconsummated deal and ongoing corporate restructuring transactions.
Depreciation and Amortization
Increase in depreciation and amortization expense is primarily related to real estate and intangible assets from acquisitions of Vantage SDC in July 2020 and zColo in December 2020 and February 2021. The increase was partially offset by decreases due to the effects of lower real estate basis after impairment charges and sales of properties in our Wellness Infrastructure segment.

Impairment Loss
These are impairment charges on real estate in our Wellness Infrastructure segment. Impairment of $15.2 million in the first quarter of 2021 reflects primarily a write-down to net sales proceeds on a medical office building and two portfolios of net lease skilled nursing facilities, all of which were sold in April 2021. In the first quarter of 2020, the aggregate impairment of $48.5 million was related to a portfolio of senior housing operating facilities and net lease skilled nursing facilities resulting from shortened hold period assumptions in contemplation of underlying debt that was at risk of default. The senior housing portfolio was subsequently conveyed to the lender in August 2020 in settlement of the debt.
Compensation Expense
The following table provides the components of compensation expense:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Cash compensation and benefits	$66,813	$37,552	$29,261
Equity-based compensation	16,606	5,185	11,421
Carried interest compensation	(33)	—	(33)
	$83,386	$42,737	40,649
Total compensation expense was $40.6 million higher, driven by significant severance payments, including acceleration of equity-based compensation in the first quarter of 2021, and compensation costs associated with data center employees of the new zColo portfolio.
Administrative Expenses
Administrative expense decreased $10.6 million, largely attributable to lower costs related to legal and professional services in the current period.
Settlement Loss
Settlement loss recognized in the three months ended March 31, 2020 represents the initial fair value of the settlement arrangement with Blackwells, plus the reimbursement of legal costs incurred by Blackwells. Refer to additional discussion in Note 10 to the consolidated financial statements.
Equity Method Losses
The increase in equity method losses can be attributed primarily to a higher loss from our investment in CLNC due to its recognition of restructuring costs in the first quarter of 2021, primarily composed of the $102.3 million termination fee payable to us and other associated costs. This loss was partially offset by an unrealized gain based upon a higher valuation on an equity method investment that is accounted for under the fair value option.
Other Loss
We recorded other net loss of $8.7 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively. While the settlement liability to Blackwells increased $12.7 million in the first quarter of 2021, driven by the increase in CLNY stock price, this was offset by fair value gains on marketable equity securities held by our consolidated digital liquid securities funds. In contrast, in the first quarter of 2020, fair value losses were recorded on marketable equity securities of consolidated funds and there was a remeasurement loss on a GBP denominated loan receivable in our Wellness Infrastructure segment as a result of the financial market distress and appreciation of the USD in March 2020.
Income Tax Benefit
We recognized income tax benefit of $25.8 million and $5.6 million in the three months ended March 31, 2021 and 2020, respectively, driven by deferred tax benefit recognized on net losses from our DataBank subsidiary, which was higher in 2021, including the zColo business that was acquired in December 2020. Additional deferred tax benefit was also recorded in 2021, arising from significant severance costs.

Income (Loss) from Discontinued Operations

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Change
(In thousands)	Other	Hotel	Total	Other	Hotel & Industrial	Total	Other	Hotel & Industrial
Revenues
Property operating income	$21,169	$122,106	$143,275	$28,352	$218,490	$246,842	$(7,183)	$(96,384)
Interest income	4,132	—	4,132	30,262	17	30,279	(26,130)	(17)
Fee income	15,962	—	15,962	18,377	—	18,377	(2,415)	—
Other income	8,260	22	8,282	136	62	198	8,124	(40)
Revenues from discontinued operations	49,523	122,128	171,651	77,127	218,569	295,696	(27,604)	(96,441)
Expenses
Property operating expense	13,253	112,829	126,082	12,612	169,016	181,628	641	(56,187)
Interest expense	15,700	62,318	78,018	10,002	52,377	62,379	5,698	9,941
Transaction-related, investment and servicing costs	5,894	1,794	7,688	4,711	1,560	6,271	1,183	234
Depreciation and amortization	11,670	7,668	19,338	13,062	48,194	61,256	(1,392)	(40,526)
Impairment loss	108,528	—	108,528	86,373	252,363	338,736	22,155	(252,363)
Compensation and administrative expense (1)	20,557	2,410	22,967	2,282	2,447	4,729	18,275	(37)
Expenses from discontinued operations	175,602	187,019	362,621	129,042	525,957	654,999	46,560	(338,938)
Other income (loss)
Gain on sale of real estate	391	45,359	45,750	7,932	—	7,932	(7,541)	45,359
Other gain (loss), net	(200,683)	3	(200,680)	3,375	2,861	6,236	(204,058)	(2,858)
Equity method earnings (losses)	(92,611)	—	(92,611)	109,170	—	109,170	(201,781)	—
Income (loss) from discontinued operations before income taxes	(418,982)	(19,529)	(438,511)	68,562	(304,527)	(235,965)	(487,544)	284,998
Income tax benefit (expense)	2,613	(1,524)	1,089	(16,482)	2,589	(13,893)	19,095	(4,113)
Income (loss) from discontinued operations	(416,369)	(21,053)	(437,422)	52,080	(301,938)	(249,858)	(468,449)	280,885
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(302,387)	3,370	(299,017)	35,116	(31,485)	3,631	(337,503)	34,855
Noncontrolling interests in Operating Company	(10,863)	(2,328)	(13,191)	1,674	(26,696)	(25,022)	(12,537)	24,368
Income (loss) from discontinued operations attributable to Colony Capital, Inc.	$(103,119)	$(22,095)	$(125,214)	$15,290	$(243,757)	$(228,467)	(118,409)	221,662
Other
The results in this column represent the operations of substantially all of the OED investments and Other IM business in the Other segment, composed of non-digital real estate, real estate-related equity and debt investments, fee income from CLNC and the Company's private real estate credit funds and co-investment vehicles, and underlying compensation and administrative costs for managing these non-digital investments and investment vehicles.
The Other segment generated loss from discontinued operations of $416.4 million compared to income from discontinued operations of $52.1 million in the three months ended March 31, 2021 and 2020, respectively, attributed primarily to the following:
•Asset values were written down by $420.3 million in the aggregate in the first quarter of 2021 (of which $121.2 million was attributable to the OP) based upon estimated recoverable values considering a potential monetization of the OED investments and Other IM business. This amount is composed of $108.5 million of impairment loss on real estate and investor relationship intangible asset, $108.0 million of impairment and unrealized fair value loss on equity investments (recorded in equity method earnings), and $203.8 million of unrealized fair value loss on loans receivable and investment in a third party fund (recorded in other loss). In contrast, impairment loss was $86.4 million in the first quarter of 2020, with $79.0 million attributed to the Other IM goodwill and remainder to OED real estate assets.

•Total revenues were $27.6 million lower, driven by the following:
•Interest income decreased $26.1 million as a number of loans were placed on nonaccrual beginning the second and third quarters of 2020 due to increased uncertainty over collectability resulting from the COVID-19 crisis, and additionally, loans were sold or repaid during 2020; and
•Fee income decreased $2.4 million due to a decrease in CLNC stockholders' equity fee base following the onset of COVID-19 and continued liquidation of credit and opportunistic funds over time; partially offset by
•Higher other income, representing a higher gross up of income and compensation expense on CLNC equity awards (Note 17 to consolidated financial statements), as discussed below.
•Higher operating expenses further compounded the decrease in revenues, notably the following:
•Interest expense was $5.7 million higher, attributed primarily to profit allocation to a participating mortgage debt that is recorded as interest expense, based upon the returns from a sale of two loans receivable that closed in April 2021; and
•Compensation cost was higher as 2021 included an acceleration of equity based compensation on CLNC equity awards that fully vested upon termination of the CLNC management contract in April 2021, while compensation expense in 2020 had been reduced by a reversal of equity based compensation on CLNC awards and a reversal of unrealized carried interest compensation.
•In contrast, 2020 included a $106.1 million gain from the sale of an equity investment, partially offset by a reversal of unrealized carried interest allocation from our sponsored credit funds. The gain on sale is subject to tax, resulting in additional income tax expense in 2020.
Hotel and Industrial
The bulk industrial portfolio recorded net income of $0.5 million in the first quarter of 2020 and was sold in December 2020.
The hotel business generated net loss of $21.1 million and $302.4 million in the three months ended March 31, 2021 and 2020, respectively, a $281.4 million decrease in losses. Results in 2021 reflect the hotel operations through mid-March for the THL Hotel Portfolio and five of the six portfolios in our Hospitality segment prior to their sale in March 2021. The one remaining hotel portfolio is currently in receivership. The significant net loss in 2020 was driven by $252.4 million of impairment charges resulting from shortened hold period assumptions. In 2021, a gain of $45.4 million was recorded from sale of the hotel business based upon final proceeds and carrying values at the time of sale, attributed largely to debt extinguishment.

Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Digital
Third Party Managed Capital
Institutional Funds	Digital Colony Partners opportunistic strategy	Earns management fees and potential for carried interest	$10.7	$9.3	$7.1	$7.0
	Liquid securities strategy		0.5	0.5	0.4	0.4
Other Investment Vehicles	Digital real estate and infrastructure held by portfolio companies and co-invest vehicles	Earns management fees, business service fees and potential for carried interest	19.5	18.8	5.4	5.4
Subtotal—Third Party Managed Capital			30.7	28.6	12.9	12.8
Balance sheet capital (3)
Digital Operating			1.1	0.3	NA	NA
Digital Other			0.2	1.1	NA	NA
Total—Digital IM			32.0	30.0	12.9	12.8
Other (4)
Third Party Managed Capital
Institutional Funds	Credit funds, opportunistic funds, value-add funds and other co-investment vehicles	Earns management fees from all managed funds	6.6	7.4	4.4	4.6
Retail Companies	NorthStar Healthcare	Earns management fees	3.3	3.4	0.7	0.7
Public Companies	Colony Credit Real Estate, Inc.(5)	NYSE-listed credit REIT	—	2.6	—	1.9
		Earned management fees (prior to April 30, 2021)
Subtotal—Third Party Managed Capital			9.9	13.4	5.1	7.2
Balance sheet capital (3)
Wellness Infrastructure			2.7	2.7	NA	NA
Hospitality			—	2.5	NA	NA
Other—OED			1.6	3.3	NA	NA
Total—Other IM			14.2	21.9	5.1	7.2
Total Company—Third Party and Balance Sheet Capital			$46.2	$51.9	18.0	$20.0
__________
(1)    Third party AUM is composed of assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations. Third party AUM is based on the cost basis of managed investments as reported by each underlying vehicle as of the end of the reporting period and may include uncalled capital commitments. The Company's calculations of third party AUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.
(2)    FEEUM is equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents the basis used to derive fees, which may be based upon invested equity, stockholders’ equity, or fair value, pursuant to the terms of each underlying investment management agreement. The Company's calculation of FEEUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.
(3)    Represents the Company's investment interests on its balance sheet, excluding the portion held by noncontrolling interests in investment entities, that is managed by the Company on behalf of its stockholders, therefore is not fee-bearing. Balance sheet AUM reflects generally the OP's share of net book value of the respective segments, determined based upon undepreciated carrying value of assets, and where applicable, after impairment charges that create a new basis for the affected assets, in all instances, net of liabilities.
(4)    Except for Wellness Infrastructure, which includes NorthStar Healthcare, a substantial majority of the remaining non-digital AUM represents assets held for sale and discontinued operations.
(5)    Reflects termination of our management agreement with CLNC on April 30, 2021.
Total FEEUM decreased $2.0 billion to $18.0 billion at March 31, 2021. While Digital FEEUM increased $0.1 billion, the overall decrease reflects the termination of our management agreement with CLNC on April 30, 2021, for which we received a one-time termination fee of $102.3 million, and lower asset values within our institutional funds.

Segments
The following discussion summarizes key information on our Digital and Wellness Infrastructure reportable segments.
Digital Investment Management ("Digital IM")
This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through Digital Colony Partners ("DCP") and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles subject to achievement of minimum return hurdles.
DCP II
In February 2021, we held a first closing of DCP II, our second digital opportunistic fund, with total callable commitments of $4.2 billion, inclusive of $120 million of our commitments as general partner and limited partner.
Fee Earning Equity Under Management
We have $12.9 billion of Digital IM FEEUM at March 31, 2021. Refer to further details in "—Assets Under Management and Fee Earning Equity Under Management."
Operating Performance
Results of operations of our Digital IM segment were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Total revenues	$29,498	$19,179
Net income	6,041	2,110
Net income attributable to Colony Capital, Inc.	5,412	1,902
•Fee income from our Digital IM business is trending positively in 2021, with fees from the first close of DCP II in February 2021 and new co-invest capital raised for various acquisitions during 2020, and reflects the significant growth in our Digital IM FEEUM from $7.7 billion at March 31, 2020 to $12.9 billion at March 31, 2021. Net income from our Digital IM segment is generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.
Digital Operating
This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business; and Vantage SDC, a stabilized hyperscale data center business. Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
Our ownership interest is at 20% for DataBank, including zColo, and 13% for Vantage SDC.
Significant Developments
•DataBank Strategic Investment—Following DataBank's acquisition of zColo's 39 U.S and U.K. colocation assets in December 2020 for approximately $1.2 billion, an add-on acquisition of zColo's remaining five data centers in France for $33 million closed in February 2021.
•DataBank REIT Conversion—Our DataBank subsidiary is currently in the process of restructuring its operations in order to qualify as a REIT. If DataBank satisfies the REIT qualification requirements, DataBank anticipates electing REIT status for U.S. federal income tax purposes for the 2021 taxable year. Provided REIT status is elected, DataBank would generally not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to stockholders and maintains certain asset and income requirements. However, DataBank would continue to be subject to U.S. federal income taxes on income earned by any of its taxable subsidiaries.

Portfolio Overview
Our data center portfolio currently spans across 21 states in the U.S, with three in Canada, one in U.K. and five in France.

	March 31, 2021	December 31, 2020
Number of data centers
Owned	25	25
Leasehold	51	46
	76	71
(In thousands, except %)
Max Critical I.T. Square Feet	1,792	1,720
Leased Square Feet	1,423	1,386
% Utilization Rate	79.4%	80.6%
Balance Sheet Information
The following table presents key balance sheet data of our Digital Operating segment:

(In thousands)	March 31, 2021	December 31, 2020
Real estate	$4,459,123	$4,451,865
Loan receivable	5,160	5,070
Debt	3,337,342	3,213,240
•Higher debt balance at March 31, 2021 reflects additional debt obtained through DataBank's securitization transaction, as described below.
Financing
At March 31, 2021, our data center business was financed by an aggregate $3.4 billion of outstanding debt principal, of which $2.8 billion is fixed rate debt and $0.6 billion is variable rate debt, bearing a combined weighted average interest rate of 3.04% per annum.
In March 2021, DataBank raised $658 million of securitized notes at a blended fixed rate of 2.3%, with 5 years maturity. The proceeds were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced the overall cost of debt from 6.1% per annum as of December 31, 2020 to 2.4% per annum as of March 31, 2021 and extended debt maturities at DataBank.
Operating Performance
Results of operations of our Digital Operating segment are as follows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Total revenues	$189,202	$45,167
Net loss	(62,844)	(18,295)
Net loss attributable to Colony Capital, Inc.	(8,793)	(3,418)
•Operating results in 2021 include results from the acquisitions of Vantage SDC in July 2020 and zColo in December 2020.
•Net loss is driven by the effects of depreciation and amortization expense, and also includes interest expense. Operating results excluding these items are presented below as earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre").

EBITDAre
EBITDAre generated by our Digital Operating segment is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2021	2020
Total revenues	$189,202	$45,167
Property operating expenses	(79,862)	(16,906)
Transaction-related and investment costs	(6,445)	(197)
Compensation and administrative expense	(24,651)	(12,656)
EBITDAre—Digital Operating	$78,244	$15,408
The higher EBITDAre in the first quarter of 2021 reflects the addition of Vantage SDC and zColo, acquired in July and December 2020, respectively.
Digital Other
This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.
Balance Sheet Information
The following table presents key balance sheet data of our Digital Other segment:

(In thousands)	March 31, 2021	December 31, 2020
Loan receivable	$31,663	$31,727
Equity investments
DCP funds	156,359	153,872
Digital liquid securities strategy	133,806	223,176
•Loan receivable was originated in November 2020 and warehoused on our balance sheet for a future digital credit investment vehicle.
•Equity investments represent primarily:
▪our equity method interest in DCP I; and
▪equity investments in our digital liquid securities strategy, of which $103 million in a third party mutual fund was liquidated in January 2021. Remaining balance is composed principally of marketable equity securities held by two consolidated Company-sponsored open-end funds (our interests in the funds range between 24% and 55%).
•We have funded $140 million of our $190 million commitment to DCP I (including our $1.8 million investment as general partner that is reflected as an equity method investment in the Digital IM segment). Wafra will be responsible for $17 million of our remaining commitment to DCP I. No capital has been called by DCP II to-date.
Operating Performance
Results of operations of our Digital Other segment are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Interest income	$690	$7	$683
Equity method earnings (losses)	2,776	465	2,311
Other gain (loss), net	3,188	(3,572)	6,760
Net income (loss)	7,869	(3,035)	10,904
Net income (loss) attributable to Colony Capital, Inc.	3,949	(2,242)	6,191
•Operating results include unrealized fair value changes in i) investments held by DCP I (reflected in equity method earnings); and ii) marketable equity securities held by consolidated funds in the digital liquid securities strategy (reflected in other gain (loss), net).

Wellness Infrastructure
This segment is composed of a diverse portfolio of senior housing, skilled nursing facilities, medical office buildings, and hospitals. The Company earns rental income from senior housing, skilled nursing facilities and hospital assets that are under net leases to single tenants/operators and from medical office buildings which are both single tenant and multi-tenant. In addition, certain of the Company's senior housing properties are managed by operators under a RIDEA (REIT Investment Diversification and Empowerment Act) structure, which allows the Company to gain financial exposure to underlying operations of the facility in a tax efficient manner versus receiving contractual rent under a net lease arrangement. This segment also holds other wellness infrastructure-related assets, principally equity interests in and the management contract of NorthStar Healthcare.
The Company owns between 69.6% and 81.3% of the various real estate portfolios in the Wellness Infrastructure segment.
In the first quarter of 2021, the Company reorganized its Wellness Infrastructure segment to retrospectively include other healthcare related assets and obligations. These assets and obligations encompass: (i) the Company's equity interests in and the management contract of NorthStar Healthcare, equity investment in a healthcare asset manager, and N-Star CDOs collateralized largely by certain debt and preferred equity within the capital structure of Wellness Infrastructure, all of which previously resided in the Other segment; as well as (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt that were not previously allocated to reportable segments, all of which were issued by NRF Holdco, LLC, a subsidiary of the Company which holds the Wellness Infrastructure assets and acts as guarantor.
Overview
Our wellness infrastructure properties are located across 30 states domestically and in the U.K. (representing 19% of our portfolio based upon NOI for the first quarter of 2021).
The following table presents key balance sheet data of our Wellness Infrastructure segment:

(In thousands)	March 31, 2021	December 31, 2020
Real estate
Held for investment	$3,223,574	$3,338,085
Held for disposition	248,278	162,952
Loans receivable	48,449	47,233
Equity and debt investment	69,359	61,790
Debt (at carrying value)	2,873,579	2,920,030
The following table presents selected metrics on our Wellness Infrastructure operating properties:

	Number of Properties	Capacity	Average Occupancy(1)	Average Remaining Lease Term (Years)
March 31, 2021
Senior housing—operating	53	4,756 units	69.4%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.6%	4.5
Net lease—senior housing	65	3,534 units	70.8%	11.2
Net lease—skilled nursing facilities	83	9,723 beds	68.2%	5.0
Net lease—hospitals	9	456 beds	62.8%	9.1
Total	316
December 31, 2020
Senior housing—operating	53	4,756 units	72.8%	N/A
Medical office buildings	106	3.8 million sq. ft.	82.4%	4.7
Net lease—senior housing	65	3,534 units	76.1%	11.5
Net lease—skilled nursing facilities	83	9,713 beds	70.5%	4.0
Net lease—hospitals	9	456 beds	64.9%	9.8
Total	316

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
Dispositions
In April 2021, we sold (i) a medical office building and repaid $22.3 million of underlying debt; and (ii) two portfolios of net lease skilled nursing facilities, totaling eight properties with 1,025 beds, which included assumption by the respective buyers of $46.1 million of associated debt, of which $44.1 million was in default in March 2021.
In addition to the properties sold, a medical office building and various net lease skilled nursing facilities totaling 12 properties and 1,515 beds were held for disposition at March 31, 2021, with an aggregate carrying value of $156.0 million and encumbered with $74.2 million of outstanding debt.
Financing
Indebtedness of our Wellness Infrastructure segment at March 31, 2021 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity (1)
NRF Holdco 5.375% exchangeable note	$13,605	5.375%	12.2
Junior subordinated debt	280,117	3.06%	15.2
Non-recourse secured investment level debt
Fixed rate	400,075	4.55%	3.9
Variable rate	2,283,458	3.89%	3.1
	2,683,533
Total debt principal (excluding amounts related to assets held for disposition)	$2,977,255
Operating Performance
Results of operations of our Wellness Infrastructure segment are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Property operating income	$86,214	$138,249	$(52,035)
Interest income	1,815	792	1,023
Fee income	2,769	4,431	(1,662)
Other income	2,745	1,207	1,538
Total revenues	93,543	144,679	(51,136)

Net loss	(41,210)	(66,288)	25,078
Net loss attributable to Colony Capital, Inc.	(32,906)	(49,938)	17,032
Operating results at the property level are discussed under NOI below. Results summarized above include (i) the effects of interest expense on mortgage financing, impairment charges and depreciation and amortization expense on our wellness infrastructure real estate portfolio; as well as (ii) results from our debt securities portfolio, equity investments and management of NorthStar Healthcare, which are discussed in "—Results of Operations."
Earnings in both years were affected by the fallout from COVID-19 on the operations of our healthcare properties, as discussed in more detail below. In comparison, net loss was higher in the first quarter of 2020, attributed to $33.3 million of higher real estate impairment loss. Results in the first quarter of 2021 were negatively affected by a $22.4 million reversal of straight-line rent receivable on our UK net lease senior housing portfolio while we engage in ongoing negotiations with the tenant to restructure the lease, partially offset by lower interest expense due to a decline in LIBOR and extinguishment of $157.5 million of debt in August 2020 through conveyance of underlying collateral to the lender.

Net Operating Income
NOI of our wellness infrastructure operating properties is derived as follows and is reconciled to the most directly comparable GAAP measure in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended March 31,
(In thousands)	2021	2020
Total revenues	$88,666	$139,182
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease ROU assets	24,571	(3,968)
Interest income	(53)	(25)
Property operating expenses	(52,400)	(66,567)
NOI—Wellness Infrastructure	$60,784	$68,622
NOI by type of wellness infrastructure properties is as follows:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Senior housing—operating	$8,654	16,853	$(8,199)	(48.7)%
Medical office buildings	13,574	12,991	583	4.5%
Net lease
Senior housing	14,066	14,304	(238)	(1.7)%
Skilled nursing facilities	22,037	22,523	(486)	(2.2)%
Hospitals	2,453	1,951	502	25.7%
NOI—Wellness Infrastructure	$60,784	$68,622	(7,838)	(11.4)%
NOI decreased $7.8 million, of which $4.6 million was attributed to the conveyance of 36 properties in a senior housing operating portfolio to the lender in August 2020, and sales of six net lease properties in 2020. The remaining decrease in NOI is attributed primarily to the effects of COVID-19 on our senior housing operating portfolio as resident fee income decreased due to a decline in occupancy while incremental operating costs were incurred, partially offset by government stimulus funding, as discussed further below.
Effects of COVID-19 on our Wellness Infrastructure Segment
Although there are some indications that widespread vaccine deployment has eased some of the effects of COVID-19, our first priority continues to be the health and safety of the residents and staff at our communities. We remain focused on supporting our operating partners during this challenging time. Concurrently, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our wellness infrastructure business.
At this time, we understand from our operators and managers that significant vaccine deployment has begun to mitigate the number of confirmed COVID-19 cases. Nevertheless, the incidence of confirmed cases in our portfolio correlates with vaccination rates, local prevalence, and the emergence of variants.
The COVID-19 vaccine rollout began in early January 2021. Our operators and tenants coordinated with the respective states and administering agents to set up on-site clinics at our communities to provide the vaccine to both residents and staff. Currently, their focus is on the coordination of vaccines for new residents and employees. To date, the resident acceptance rate has been high. Staff acceptance, however, has been lower than many of our operators and tenants would have liked and they have implemented programs to support improving those efforts.
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
•In our medical office portfolio, beginning in April 2020, a number of tenants failed to make rent payments or make timely payments, and some sought more flexible payment terms or rent concessions as a result of the COVID-19 crisis. Local governments in certain jurisdictions have implemented programs that permit or require forbearance of rent payments by tenants affected by COVID-19. The Company agreed to provide the affected tenants with deferral of rent, generally for two to three months, with deferred rent to be repaid in monthly installments over periods of three to 18 months. As of March 31, 2021, the increase in lease income receivable as a result of the deferral was $0.1 million. All lease income receivable, including straight-line rents, are subject to the Company's policy for evaluation of collectability based upon creditworthiness of the lessee.
•In our senior housing operating portfolio, statutory or self-imposed restrictions began to limit admission of new residents into our communities starting in March 2020 in an effort to contain COVID-19. Although some restrictions have loosened, we continue to face challenges from consumer apprehension regarding congregate living, staffing challenges, and regulatory scrutiny. There remains a period of time where restrictions on admissions continue to be imposed in communities that have experienced infections until such time that infections are no longer detected. As a result, we still anticipate occupancy challenges until such time the rate of resident move-outs is outpaced by new resident admissions. Although improving, there continues to be other factors impacting our operators’ ability to move in new residents, including: health and safety concerns of prospective new residents and their loved ones; restricted access to community dining, amenities and other lifestyle benefits; inability to tour communities in person; quarantine requirements upon initial move-in to a community; and limitations on families’ ability to visit their loved ones.
•Operating costs in our senior housing operating portfolio have risen as our healthcare operators take action to protect their residents and staff, specifically higher labor costs, as well as higher usage and cost of personal protective equipment, and medical and sanitation supplies. Since the onset of the pandemic, we have incurred $13.2 million of such incremental costs, of which $7.0 million was abated through income received from government stimulus funding under the CARES Act Provider Relief Fund. The increased operating costs are expected to continue until there is a shift in the employment market dynamics and consumer confidence.
•Our senior housing and skilled nursing net leased portfolios have experienced similar challenges. In addition, for our skilled nursing portfolio, the deferral of elective surgeries has also impacted occupancy. However, we generally have continued to collect rent from our operators, in part due to the benefits of various federal relief programs.
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
Given the ongoing nature of the pandemic, the extent of the financial effects and how prolonged the effects will be to our wellness infrastructure business remains uncertain at this time, and largely dependent on the duration and severity of the COVID-19 crisis, vaccination rates, and the employment market..
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

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to common stockholders	$(264,806)	$(361,633)
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(27,896)	(39,601)
Real estate depreciation and amortization	184,762	130,523
Impairment of real estate	106,077	308,268
Gain on sales of real estate	(38,102)	(7,933)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(188,496)	(82,329)
FFO attributable to common interests in Operating Company and common stockholders	$(228,461)	$(52,705)
__________
(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$117,281	$47,715
Impairment of real estate	71,151	40,134
Gain on sales of real estate	64	(5,520)
	$188,496	$82,329
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
Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of net loss of the Digital Operating segment to EBITDAre, and net loss of the Wellness Infrastructure segment to NOI of the operating properties in Wellness Infrastructure.

	Digital Operating		Wellness Infrastructure
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Net loss	$(62,844)	$(18,295)	$(41,210)	$(66,288)
Adjustments:
Straight-line rent and amortization of above- and below-market lease intangibles and ground lease ROU assets	—	—	24,571	(3,968)
Interest income	—	—	(999)	100
Fee income	—	—	(2,769)	(4,431)
Other income	—	—	(1,162)	(1,191)
Interest expense	31,132	9,402	32,705	43,952
Transaction-related, investment and servicing costs	—	—	2,163	2,913
Depreciation and amortization	122,221	30,031	31,418	37,460
Impairment loss	—	—	15,232	48,532
Compensation and administrative expense	—	—	3,913	5,205
Other (gain) loss, net	3	—	(657)	6,467
Income tax (benefit) expense	(12,268)	(5,730)	(2,421)	(129)
EBITDAre / NOI	$78,244	$15,408	$60,784	$68,622
Liquidity and Capital Resources
Overview
We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements.
As of March 31, 2021, our liquidity position was $667 million, composed of corporate cash on hand and availability under our corporate credit facility.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating and investing activities, based upon our projected financial and operating performance, and investment opportunities as we divest non-digital assets and complete our digital transformation. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, competitive landscape and other factors. At this time, while we are in compliance with all of our corporate debt covenants and have sufficient liquidity to meet our operational needs, we continue to evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and provide further operational and strategic flexibility. Stabilizing our capital structure and liquidity in 2020 has put us in a stronger position to execute our digital transformation.
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
Liquidity Needs
Investment Commitments
As of March 31, 2021, we have $170 million of unfunded capital commitments to our DCP I and DCP II funds, after assumption by Wafra of $60 million of our DCP I commitments. Separately, Wafra has also acquired a participation interest and is responsible for $17 million of our approximately $50 million remaining unfunded commitments to DCP I. We expect to fund our remaining investment commitments through cash on hand and/or proceeds from future asset monetization.
Lease Obligations
At March 31, 2021, we have $146.8 million and $321.4 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, primarily leasehold data centers and to a lesser extent, ground leases on certain investment properties, and $42.2 million of operating lease obligations on corporate offices. These amounts represent fixed lease payments on an undiscounted basis, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Certain lease payments under ground leases are recoverable from our tenants. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively. Our lease obligations, including future fixed lease payments.
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
Common Stock—The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Under the terms of the Company's amended credit facility, the Company is restricted from paying common dividends other than to maintain the Company’s status as a REIT or to reduce income tax payments. The Company will continue to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy in consultation with its revolver lending group.

Preferred Stock—At March 31, 2021, the Company's outstanding preferred stock, totaling $1.03 billion in liquidation preference, bears a weighted average dividend rate of 7.165% per annum, with aggregate cash distributions of $18.5 million per quarter.
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
Additionally, we generate fee revenue from our investment management business, with increasing contribution of fees from our digital investment management business following the significant growth in digital FEEUM in 2020. Of our fee revenue from digital investment management business, 31.5% is attributable to Wafra. Management fee income is generally a predictable and stable revenue stream, while carried interest and contractual incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. In 2021, we anticipate monetizing a substantial majority of the assets in our Other segment as we complete our digital transformation.
Debt
Description of our debt is included in Note 9 to the consolidated financial statements (and Note 7 for debt related to assets held for disposition).
Summary of Indebtedness
Our indebtedness at March 31, 2021 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity (1)
Corporate credit facility	$—	—%	0.8
Convertible and exchangeable senior notes	513,605	5.31%	3.3
Junior subordinated debt	280,117	3.06%	15.2
Non-recourse investment level financing
Fixed rate	3,210,729	2.77%	4.5
Variable rate	3,018,775	4.29%	3.3
	6,229,504
Total debt (excluding amounts related to assets held for disposition)	$7,023,226

Debt related to assets held for disposition (to be assumed by counterparty)
Wellness Infrastructure	$44,149
Hotels (2)	780,000
Other	884,053
__________
(1)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
(2)    Represents debt on a hotel portfolio that is under receivership.
Recent Developments
Corporate Credit Facility
We expect to either exercise the second extension option on our credit facility prior to maturity in July 2021, with a reduction to the current maximum principal amount of $400 million, or otherwise replace the existing credit facility. As of the date of filing, the full $400 million was available to be drawn.

Non-Recourse Investment-Level Financing
Investment level financing is non-recourse to us, and secured by the respective underlying commercial real estate or mortgage loans receivable.
•Digital Operating—In March 2021, DataBank raised $658 million of securitized notes at a blended fixed rate of 2.3%, with 5 years maturity. The proceeds were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced the overall cost of debt from 6.1% per annum as of December 31, 2020 to 2.4% per annum as of March 31, 2021 and extended debt maturities at DataBank.
•Hotels—Upon closing of the sale of our hotel assets in March 2021, $2.7 billion of the underlying debt was assumed by the acquirer, which resulted in a significant deleveraging of our balance sheet.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(23,937)	$(59,669)
Investing activities	(7,901)	166,921
Financing activities	99,171	4,882
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
Our operating activities resulted in net cash outflows of $23.9 million in 2021 and $59.7 million in 2020.
Notable items affecting operating cash flows included the following:
•in 2021, contribution of operating cash flows from our Digital Operating segment, specifically Vantage SDC acquired in July 2020 and zColo acquired in December 2020, partially offset by significant severance payments; and
•in 2020, payment of $39.9 million of accrued carried interest compensation in connection with carried interest realized from the sale of our light industrial portfolio in December 2019.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.
Our investing activities resulted in net cash outflows of $7.9 million in 2021 compared to net cash inflows of $166.9 million in 2020.
•Equity investments—In 2021, we recorded net cash outflows of $25.0 million from equity investments, largely from draws on ADC loans that are accounted for as equity method investments. In contrast, investing cash inflows in 2020 was driven by $133.6 million generated from equity investments, which was attributed primarily to $179.1 million of net proceeds received from sale of our investment in RXR Realty, partially offset by additional draws on ADC loans.

•Real estate investments—2021 saw net cash outflows of $9.2 million, with proceeds from sales of various European properties and our hotel business more than offset by capital expenditures. In 2020, real estate activities generated net cash inflows of $48.5 million with relatively higher proceeds from sale and no new acquisitions, coupled with lower capital expenditures on a smaller digital real estate portfolio.
•Debt investments—Our loan and securities portfolio generated net cash outflows of $4.5 million in 2021, largely from a $9.7 million acquisition of additional N-Star CDOs by our Wellness Infrastructure segment at a discount, and partially offset by repayments exceeding disbursements on our loan portfolio. In 2020, the $13.1 million net cash outflow reflects activities in our loan portfolio, which partially offset the net cash inflows from equity investments and real estate.
Financing Activities
We finance our investing activities largely through investment-level secured debt along with capital from third party or affiliated co-investors. We also draw upon our corporate credit facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and senior notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (temporarily suspended), as well as distributions to our noncontrolling interests.
Financing activities generated net cash inflows of $99.2 million in 2021 and $4.9 million in 2020.
•The higher financing net cash inflows in 2021 were driven by $91.0 million of net contributions from noncontrolling interests. This was composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle and assumption of a portion of our commitments to DCP I by Wafra. While there were net borrowings from our secured mortgage debt during the period, the cash inflow was offset by a $31.5 million repayment of our remaining convertible senior notes at maturity. We also had lower dividend payments of $18.5 million to preferred stockholders in 2021, as common dividends were suspended beginning with the second quarter of 2020.
•In 2020, while borrowings exceeded debt repayments by $496.2 million, primarily due to a $600 million draw on our corporate credit facility, we also settled the redemption of our Series B and E preferred stock for $402.9 million in January 2020 using proceeds from the sale of our light industrial portfolio in December 2019. Additionally, dividend payments were higher, totaling $77.4 million as it included both preferred and common stock.
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
There have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.
With respect to critical estimates, we have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. We believe that all of the decisions and assessments applied were reasonable at the time made, based upon information available to us at that time. Due to the inherently judgmental nature of the various projections and assumptions used, unpredictability of economic and market conditions, uncertainty as to the timing and the manner by which the assets in our Other segment would be monetized and the recoverable values upon monetization, and uncertainties over the duration and severity of the resulting economic effects of COVID-19, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
Recent Accounting Updates
The effects of accounting standards adopted in 2021 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at March 31, 2021, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at March 31, 2021, all of which were under 1% at March 31, 2021.

($ in thousands)	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$90,868	$46,666	$(3,594)
Amount attributable to noncontrolling interests in investment entities	31,885	16,234	(741)
Amount attributable to Operating Company	$58,983	$30,432	$(2,853)
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments, in EUR and in GBP, held predominantly by our foreign subsidiaries and to a lesser extent, by U.S. subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries, using primarily foreign currency put options, forward contracts and costless collars. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments.
We expect our foreign currency exposure to be reduced significantly in the near future as we are currently pursuing a monetization of the remaining investments in our OED portfolio in the Other segment, which holds a substantial portion of our foreign currency denominated investments.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than our continuing evaluation of the policies, processes, systems and operations of Vantage SDC that was acquired in July 2020 and zColo that was acquired by DataBank in December 2020.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2021, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the first quarter of 2021, in satisfaction of redemption request by a former employee OP Unit holder, we issued 5,147 shares of our class A common stock to the former employee. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Submission of Matters to a Vote of Security Holders - Results of 2021 Annual Meeting of Stockholders
On May 4, 2021, the Company held its 2021 Annual Meeting of Stockholders to vote on the proposals described in detail in the Company's 2021 definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 30, 2021 (the "Proxy Statement"). The final results for the votes regarding each proposal are set forth below.
Proposal 1: Election of Directors
The following persons were duly elected to the Company's Board of Directors to serve until the 2022 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified, by the following vote:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Thomas J. Barrack, Jr.	311,214,262	15,121,300	1,046,556	54,933,638
J. Braxton Carter	324,940,703	2,220,241	221,174	54,933,638
Nancy A. Curtin	325,141,135	1,863,327	377,656	54,933,638
Jeannie H. Diefenderfer	325,103,917	1,927,576	350,625	54,933,638
Jon A. Fosheim	322,074,609	5,055,118	252,391	54,933,638
Marc C. Ganzi	325,967,660	1,234,695	179,763	54,933,638
Gregory J. McCray	325,153,801	1,864,584	363,733	54,933,638
Sháka Rasheed	325,693,866	1,321,733	366,519	54,933,638
Dale Anne Reiss	324,723,468	2,297,492	361,158	54,933,638
John L. Steffens	310,209,092	16,923,768	249,259	54,933,638

Proposal 2: Approval (on an advisory, non-binding basis) of Executive Compensation
The Company's stockholders approved (on an advisory, non-binding basis) the compensation of the Company's named executive officers as of December 31, 2020 as described in the Compensation Discussion and Analysis and executive compensation tables of the Proxy Statement. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
310,922,403	12,342,945	4,116,770	54,933,638
Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm
The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2021, by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
380,214,141	1,588,338	513,277	—

Employment Agreement with Sonia Kim
On May 5, 2021, we entered into an employment agreement with Sonia Kim, effective as of January 1, 2021, in connection with Ms. Kim’s service as a Managing Director and the Chief Accounting Officer of the Company. The employment agreement provides for an initial term of one year for Ms. Kim, which began on January 1, 2021, with each initial term subject to automatic renewals of additional successive one-year periods unless either party provides at least 180 days’ advance notice of non-renewal. The agreement requires that Ms. Kim will devote her full business time and attention to the performance of her duties to us, but will be permitted to engage in certain other outside activities so long as they do not unreasonably interfere with the performance of her duties to us.
The agreement provides that Ms. Kim will receive an annual base salary of not less than $350,000, a discretionary annual cash bonus with a target amount of not less than $210,000 and annual grants of equity-based awards with a target value of not less than $315,000. In addition, Ms. Kim will continue to receive allocations in respect of carried interests in respect of funds managed by us that were granted to her prior to the effective date of the employment agreement and will be eligible to be granted new allocations in respect of carried interests in respect of funds managed by us as is determined by the Board (or a committee thereof) from time to time in consultation with Ms. Kim. Ms. Kim will be eligible to participate in certain of our benefit plans made available to our senior executive officers from time to time and to receive certain of the perquisites that are applicable to our senior executive officers.
The agreement provides that if Ms. Kim’s employment is terminated by us without “cause” (as defined in the agreement and including non-renewal of the employment agreement by us) or by Ms. Kim for “good reason” (as defined in the agreement and described below) and Ms. Kim executes a release of claims, she will be eligible to receive (i) a lump sum cash payment equal to the sum of her base salary and average annual bonus with respect to the three prior calendar years (or, if such termination of employment occurs prior to Ms. Kim receiving her annual bonus in respect of calendar year 2023, then her target annual bonus), (ii) a lump sum cash payment equal to the annual bonus payable in respect of the year prior to the year of termination, if unpaid as of the date of termination, (iii) a pro-rated target bonus for the year of termination, (iv) full vesting of all equity-based awards of the company, carried interests and other like compensation that she holds, to the extent unvested upon her termination and, (v) continued medical, dental and vision benefits at active employee rates for 24 months following termination.
The agreement provides that if Ms. Kim provides notice to us of her intention not to renew the agreement upon the scheduled expiration of the initial term or any renewal term, then she will receive (i) a lump sum cash payment in respect of the annual bonus payable in respect of the year prior to the year of termination, if unpaid as of the date of termination, and (ii) a pro-rated target bonus for the year of termination.
For purposes of the agreement, “good reason” includes, in summary, (i) a material diminution in Ms. Kim’s duties, authority or responsibilities or a diminution in her title or position, (ii) a requirement that she report to any person other than our Chief Executive Officer or Chief Financial Officer (iii) a reduction in her base salary, target annual cash bonus or target annual equity incentive grant then in effect, (iv) a 25-mile relocation of her principal place of business, or (v) a material breach by us of the agreement or any other material agreement between Ms. Kim and us.

The agreement includes a provision providing that if any payments to be made to Ms. Kim, whether under the agreement or otherwise, would subject her to the excise tax on so-called “golden parachute payments” in accordance with Sections 280G or 4999 of the Code, then the payments will be reduced to the extent necessary to avoid the excise tax, but only if the amount of the payments after such reduction would result in Ms. Kim receiving a greater net after-tax benefit than if all of the payments were provided and the excise tax were imposed.
In addition, the agreement, through a restrictive covenant agreement that is included as an exhibit to the agreement, provides that Ms. Kim will not, subject to certain exceptions, compete with us, or solicit our investors or customers or employees or those of our subsidiaries during her employment with us and for the one-year period following the termination of her employment with us unless her employment is terminated by us without cause (as defined in the agreement and including non-renewal of the employment agreement by us) or by Ms. Kim for “good reason” (as defined in the agreement and described above). The agreement contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of Ms. Kim and us to disparage the other.
The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is attached hereto as Exhibit 10.8, and is incorporated herein by reference.

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
10.1
Third Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.2
Second Amendment to Agreement of Purchase and Sale, dated as of February 28, 2021, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed on March 1, 2021)

10.3
Third Amendment to Agreement of Purchase and Sale, dated March 11, 2021, among the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021)

10.4†*	Separation Agreement, dated as of March 30, 2021, by and between Thomas J. Barrack, Jr. and Colony Capital, Inc.
10.5*	Investment Agreement, dated as of March 30, 2021, by and among Barrack Colony Partners, LLC, Thomas J. Barrack, Jr., Colony Capital, Inc. and Colony OED Investments, LLC
10.6†
Amended and Restated Employment Agreement, dated as of December 30, 2020, between Colony Capital, Inc. and Neale W. Redington (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 1, 2021)

10.7†
Offer Letter, dated as of December 18, 2020, by and between Colony Capital, Inc. and Sonia Kim (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 1, 2021)

10.8†*	Employment Agreement, dated as of May 5, 2021 between Colony Capital, Inc. and Sonia Kim
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: May 10, 2021

COLONY CAPITAL, INC.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)