Form 10-Q
period 2021-06-30
DigitalBridge Group, Inc.
filed 2021-08-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37980

DigitalBridge Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Maryland	46-4591526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
750 Park of Commerce Drive, Suite 210
Boca Raton, Florida 33487
(Address of Principal Executive Offices, Including Zip Code)
(561) 570-4644
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	DBRG	New York Stock Exchange
Preferred Stock, 7.50% Series G Cumulative Redeemable, $0.01 par value	DBRG.PRG	New York Stock Exchange
Preferred Stock, 7.125% Series H Cumulative Redeemable, $0.01 par value	DBRG.PRH	New York Stock Exchange
Preferred Stock, 7.15% Series I Cumulative Redeemable, $0.01 par value	DBRG.PRI	New York Stock Exchange
Preferred Stock, 7.125% Series J Cumulative Redeemable, $0.01 par value	DBRG.PRJ	New York Stock Exchange

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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, 492,436,141 shares of the Registrant's class A common stock and 665,978 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$1,006,195	$703,544
Restricted cash	91,144	67,772
Real estate, net	4,491,287	4,451,864
Loans receivable (at fair value)	52,791	36,798
Equity investments ($177,595 and $247,025 at fair value)	820,307	792,996
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,230,625	1,340,760
Assets held for disposition	6,691,392	11,237,319
Other assets ($87 and $99 at fair value)	736,624	784,912
Due from affiliates	39,613	23,227
Total assets	$15,921,346	$20,200,560
Liabilities
Debt, net	$3,877,664	$3,930,989
Accrued and other liabilities ($1,291 and $128,057 at fair value)	854,339	1,034,282
Intangible liabilities, net	36,325	39,788
Liabilities related to assets held for disposition	4,728,558	7,886,516
Due to affiliates	403	601
Dividends and distributions payable	18,516	18,516
Total liabilities	9,515,805	12,910,692
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	346,511	305,278
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $1,033,750 liquidation preference; 250,000 shares authorized; 41,350 shares issued and outstanding	999,490	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 491,922 and 483,406 shares issued and outstanding, respectively	4,920	4,834
Class B, 1,000 shares authorized; 734 shares issued and outstanding	7	7
Additional paid-in capital	7,622,382	7,570,473
Accumulated deficit	(6,601,522)	(6,195,456)
Accumulated other comprehensive income	83,675	122,123
Total stockholders’ equity	2,108,952	2,501,471
Noncontrolling interests in investment entities	3,836,609	4,327,372
Noncontrolling interests in Operating Company	113,469	155,747
Total equity	6,059,030	6,984,590
Total liabilities, redeemable noncontrolling interests and equity	$15,921,346	$20,200,560

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Property operating income	$188,985	$42,017	$377,987	$87,166
Interest income	1,319	2,102	2,173	3,906
Fee income (from affiliates)	45,157	20,173	74,600	39,251
Other income ($908, $2,822, $1,427 and $6,053 from affiliates)	1,726	3,581	3,008	7,700
Total revenues	237,187	67,873	457,768	138,023
Expenses
Property operating expense	77,140	18,055	157,002	34,961
Interest expense	37,938	20,852	77,718	39,936
Investment expense	5,871	2,010	12,764	4,739
Transaction-related costs	64	89	1,682	681
Depreciation and amortization	138,229	36,680	277,654	74,823
Impairment loss	—	12,297	—	12,297
Compensation expense—cash and equity-based	48,199	44,628	126,985	82,684
Compensation expense—incentive fee and carried interest	8,266	—	8,233	—
Administrative expenses	28,505	12,847	46,301	40,578
Settlement loss	—	—	—	5,090
Total expenses	344,212	147,458	708,339	295,789
Other income (loss)
Other gain (loss), net	(27,041)	1,254	(36,391)	(1,971)
Equity method earnings (losses)	51,481	(316,516)	35,064	(326,864)
Equity method earnings—carried interest	11,169	—	10,947	—
Loss from continuing operations before income taxes	(71,416)	(394,847)	(240,951)	(486,601)
Income tax benefit	75,239	1,650	98,435	6,883
Income (loss) from continuing operations	3,823	(393,197)	(142,516)	(479,718)
Loss from discontinued operations	(98,906)	(2,325,796)	(580,166)	(2,643,332)
Net loss	(95,083)	(2,718,993)	(722,682)	(3,123,050)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,025	390	8,474	(158)
Investment entities	36,616	(470,052)	(319,246)	(491,801)
Operating Company	(14,980)	(225,057)	(42,876)	(264,658)
Net loss attributable to DigitalBridge Group, Inc.	(122,744)	(2,024,274)	(369,034)	(2,366,433)
Preferred stock dividends	18,516	18,516	37,032	37,990
Net loss attributable to common stockholders	$(141,260)	$(2,042,790)	$(406,066)	$(2,404,423)
Loss per share—basic
Loss from continuing operations per common share—basic	$(0.02)	$(0.75)	$(0.24)	$(0.92)
Net loss attributable to common stockholders per common share—basic	$(0.29)	$(4.33)	$(0.85)	$(5.06)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(0.02)	$(0.75)	$(0.24)	$(0.92)
Net loss attributable to common stockholders per common share—diluted	$(0.29)	$(4.33)	$(0.85)	$(5.06)
Weighted average number of shares
Basic	479,643	471,253	477,284	475,187
Diluted	479,643	471,253	477,284	475,187
Dividends declared per common share	$—	$—	$—	$0.11
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(95,083)	$(2,718,993)	$(722,682)	$(3,123,050)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	521	25,489	(2,187)	(988)
Available-for-sale debt securities	1,363	(2,578)	(1,946)	(1,089)
Cash flow hedges	—	(42)	1,285	(1)
Foreign currency translation	(17,185)	30,165	(76,803)	(30,209)
Net investment hedges	(4,202)	(193)	(84)	21,415
Other comprehensive income (loss)	(19,503)	52,841	(79,735)	(10,872)
Comprehensive loss	(114,586)	(2,666,152)	(802,417)	(3,133,922)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,025	390	8,474	(158)
Investment entities	36,038	(448,443)	(356,480)	(499,051)
Operating Company	(16,605)	(221,958)	(46,934)	(264,999)
Comprehensive loss attributable to stockholders	$(140,044)	$(1,996,141)	$(407,477)	$(2,369,714)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting pronouncement (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(342,159)	—	(342,159)	(21,749)	(39,601)	(403,509)
Other comprehensive loss	—	—	—	—	(31,414)	(31,414)	(28,859)	(3,440)	(63,713)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Equity awards issued, net of forfeitures	—	76	12,114	—	—	12,190	—	584	12,774
Shares canceled for tax withholdings on vested equity awards	—	(18)	(5,051)	—	—	(5,069)	—	—	(5,069)
Contributions from noncontrolling interests	—	—	—	—	—	—	87,736	—	87,736
Distributions to noncontrolling interests	—	—	—	—	—	—	(55,829)	(5,857)	(61,686)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Notes 2 and 10)	—	—	(3,827)	—	(32)	(3,859)	—	3,859	—
Balance at March 31, 2020	999,490	4,809	7,532,213	(3,806,308)	16,222	4,746,426	3,233,910	411,380	8,391,716
Net loss	—	—	—	(2,024,274)	—	(2,024,274)	(470,052)	(225,057)	(2,719,383)
Other comprehensive income	—	—	—	—	28,133	28,133	21,609	3,099	52,841
Redemption of OP Units for class A common stock	—	2	1,421	—	—	1,423	—	(1,423)	—
Equity awards issued, net of forfeitures	—	16	8,946	—	—	8,962	296	584	9,842
Shares canceled for tax withholdings on vested equity awards	—	(6)	(1,151)	—	—	(1,157)	—	—	(1,157)
Contributions from noncontrolling interests	—	—	—	—	—	—	112,721	—	112,721
Distributions to noncontrolling interests	—	—	—	—	—	—	(123,495)	—	(123,495)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(1,232)	—	12	(1,220)	1,615	(395)	—
Balance at June 30, 2020	$999,490	$4,821	$7,540,197	$(5,849,098)	$44,367	$2,739,777	$2,776,604	$188,188	$5,704,569

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(246,290)	—	(246,290)	(355,862)	(27,896)	(630,048)
Other comprehensive loss	—	—	—	—	(21,143)	(21,143)	(36,656)	(2,433)	(60,232)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(22,413)	—	(22,413)
Redemption of OP Units for class A common stock	—	—	16	—	—	16	—	(16)	—
Equity awards issued, net of forfeitures	—	48	16,536	—	—	16,584	308	1,308	18,200
Shares canceled for tax withholdings on vested equity awards	—	(11)	(7,707)	—	—	(7,718)	—	—	(7,718)
Contributions from noncontrolling interests	—	—	—	—	—	—	113,213	—	113,213
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,739)	—	(26,739)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(2,445)	—	76	(2,369)	4,682	(2,313)	—
Balance at March 31, 2021	999,490	4,878	7,576,873	(6,460,262)	101,056	2,222,035	4,003,905	124,397	6,350,337
Net loss	—	—	—	(122,744)	—	(122,744)	36,616	(14,980)	(101,108)
Other comprehensive income	—	—	—	—	(15,818)	(15,818)	7,805	(1,625)	(9,638)
Shares issued pursuant to settlement liability (Note 13)	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 21)	—	—	2,028	—	(1,482)	546	(202,887)	—	(202,341)
Redemption of OP Units for class A common stock	—	—	1	—	—	1	—	(1)	—
Equity awards issued, net of forfeitures	—	2	10,194	—	—	10,196	308	1,067	11,571
Shares canceled for tax withholdings on vested equity awards	—	(13)	(9,166)	—	—	(9,179)	—	—	(9,179)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,540	—	24,540
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,678)	—	(33,678)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(4,530)	—	(81)	(4,611)	—	4,611	—
Balance at June 30, 2021	$999,490	$4,927	$7,622,382	$(6,601,522)	$83,675	$2,108,952	$3,836,609	$113,469	$6,059,030

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(722,682)	$(3,123,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	(3,959)
Paid-in-kind interest added to loan principal, net of interest received	(5,858)	(30,834)
Straight-line rent income	11,982	(7,381)
Amortization of above- and below-market lease values, net	5,310	(4,064)
Amortization of deferred financing costs and debt discount and premium, net	51,371	25,627
Equity method losses	18,248	277,732
Distributions of income from equity method investments	1,269	88,753
Allowance for doubtful accounts	222	3,880
Impairment of real estate and related intangibles and right-of-use assets	366,347	1,794,825
Goodwill impairment	—	594,000
Depreciation and amortization	360,418	273,038
Equity-based compensation	30,961	18,671
Unrealized settlement loss	—	3,890
Gain on sales of real estate, net	(48,718)	(3,013)
Payment of cash collateral on derivative	—	(2,771)
Deferred income tax (benefit) expense	(85,458)	577
Other loss, net	202,573	182,711
(Increase) decrease in other assets and due from affiliates	(57,321)	11,381
Increase (decrease) in accrued and other liabilities and due to affiliates	(20,692)	(54,187)
Other adjustments, net	(3,076)	(3,514)
Net cash provided by operating activities	104,896	42,312
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(296,998)	(159,925)
Return of capital from equity method investments	15,033	122,112
Acquisition of loans receivable and debt securities	(24,971)	—
Net disbursements on originated loans	(17,986)	(177,994)
Repayments of loans receivable	363,686	57,991
Acquisition of and additions to real estate, related intangibles and leasing commissions	(156,944)	(131,967)
Proceeds from sales of real estate	333,730	170,017
Proceeds from paydown and maturity of debt securities	182	3,172
Proceeds from sale of equity investments	161,222	241,508
Investment deposits	(343)	(6,627)
Proceeds from sale of non-real estate fixed assets	14,946	—
Net receipts on settlement of derivatives	17,123	27,097
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price (Note 3)	—	(32,500)
Other investing activities, net	(84)	1,681
Net cash provided by investing activities	408,596	114,565

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(37,032)	$(42,301)
Dividends paid to common stockholders	—	(106,510)
Repurchase of common stock	—	(24,749)
Repayment of senior notes	(31,502)	—
Borrowings from corporate credit facility	45,000	600,000
Repayment of borrowings from corporate credit facility	—	(200,000)
Borrowings from secured debt	698,135	8,922
Repayments of secured debt	(1,053,528)	(181,708)
Payment of deferred financing costs	(19,029)	(2,451)
Contributions from noncontrolling interests	178,767	226,179
Distributions to and redemptions of noncontrolling interests	(72,596)	(197,791)
Redemption of preferred stock	—	(402,855)
Shares canceled for tax withholdings on vested equity awards	(16,897)	(6,226)
Net cash used in financing activities	(308,682)	(329,490)
Effect of exchange rates on cash, cash equivalents and restricted cash	6,305	(2,468)
Net increase (decrease) in cash, cash equivalents and restricted cash	211,115	(175,081)
Cash, cash equivalents and restricted cash, beginning of period	963,008	1,424,698
Cash, cash equivalents and restricted cash, end of period	$1,174,123	$1,249,617
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2021	2020
Beginning of the period
Cash and cash equivalents	$703,544	$1,205,190
Restricted cash	67,772	674
Restricted cash included in assets held for disposition	191,692	218,834
Total cash, cash equivalents and restricted cash, beginning of period	$963,008	$1,424,698

End of the period
Cash and cash equivalents	$1,006,195	$1,099,467
Restricted cash	91,144	643
Restricted cash included in assets held for disposition	76,784	149,507
Total cash, cash equivalents and restricted cash, end of period	$1,174,123	$1,249,617
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2021
(Unaudited)
1. Business and Organization
DigitalBridge Group, Inc. or DBRG (together with its consolidated subsidiaries, the "Company") is a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital infrastructure. The Company is currently the only global real estate investment trust ("REIT") that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
Effective June 22, 2021, the Company changed its name to DigitalBridge Group, Inc. (formerly Colony Capital, Inc.) and trades under the ticker symbol, DBRG, signifying the Company's transformation to digital infrastructure.
At June 30, 2021, the Company has $48 billion of total assets under management, including both third party capital and the Company's balance sheet, and $20 billion of fee earning equity under management.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2021, the Company owned 90.5% of the OP, as its sole managing member. The remaining 9.5% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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
In 2021, having successfully exited its hotel business, the Company is continuing the process of monetizing the remainder of its non-digital businesses to complete its digital transformation. This includes the Company's Wellness Infrastructure segment, and a substantial majority of the Company's other equity and debt ("OED") investments and its non-digital investment management ("Other IM") business, both of which reside in the Other segment.
The completed and pending dispositions of the Company’s hotel business, OED investments and Other IM business, and Wellness Infrastructure segment represent strategic shifts in the Company's business that are expected to have a significant effect on the Company’s operations and financial results, and accordingly, have met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (Note 12).
Accelerating the Monetization of Wellness Infrastructure and Other Segments
In the second quarter of 2021, the Company started the process to dispose of its Wellness Infrastructure business along with other non-core assets, all of which are held by its subsidiary, NRF Holdco, LLC ("NRF Holdco"). The Wellness Infrastructure business is composed of senior housing, skilled nursing facilities, medical office buildings, and hospitals. Other assets and obligations held by NRF Holdco include primarily: (i) the Company's equity interest in and management of its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. (NorthStar Healthcare"), debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partner interests in private equity real estate funds; and (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco who acts as guarantor.

In June 2021, the Company entered into a definitive agreement with a third party to sell a substantial majority of its OED investments and Other IM business, composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The aggregate sales price is approximately $535 million, subject to customary adjustments, including adjustments if consents with respect to certain assets cannot be obtained. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and third party consents, but no financing conditions.
During the six months ended June 30, 2021, taking into consideration the agreed upon sales price and/or estimated recoverable values for the OED, Other IM and Wellness Infrastructure assets that are classified as held for disposition, the Company wrote down the carrying value of these assets by $537.8 million in aggregate, of which $276.5 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations, as discussed further in Note 11.
Internalization of BrightSpire Capital, Inc. (NYSE: BRSP)
In early April 2021, the Company and BRSP (formerly Colony Credit Real Estate, Inc. or CLNC) agreed to terminate the BRSP management agreement for a one-time termination payment of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of BRSP's management and operating functions (the "BRSP Internalization"), with certain of the Company's employees previously dedicated wholly or substantially to BRSP becoming employees of BRSP. In connection with the BRSP Internalization, BRSP's board of directors ceased to include Company-affiliated directors upon the expiration of such directors' terms in May 2021. The Company also entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders. The Company currently holds a 36.1% equity ownership and is prohibited from acquiring additional BRSP shares.
Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that was acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio") in its Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and currently under contract for sale by the lender, while the remaining interests in the THL Hotel Portfolio continue to be held by investment vehicles managed by the Company. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt.
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
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in the Company's digital investment management business and in consolidated open-end funds sponsored by the Company. The noncontrolling interests either have redemption rights that will be triggered upon the occurrence of certain events (Note 10) or have the ability to withdraw all or a portion of their interests from the consolidated open-end funds in cash with advance notice.
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
Business Combinations
Definition of a Business—The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience to perform a substantive process.
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
A business or asset group acquired in connection with a business combination that meets the criteria to be accounted for as held for sale at the date of acquisition is reported as discontinued operations, regardless of whether it meets the strategic shift criterion.

The accelerated monetization of the Wellness Infrastructure segment that is in progress as of June 2021; pending disposition of a substantial majority of the OED investments and Other IM business in the Other segment; disposition of the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in the Other segment in March 2021; and disposition of the bulk industrial portfolio in December 2020, all represent strategic shifts that have or are expected to have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of June 2021, March 2021, September 2020, and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 12). Discontinued operations in prior periods include investments in the respective segments that have been disposed or otherwise resolved in those periods.
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
Adjustment to Accumulated Deficit
On January 1, 2020, upon adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—
Credit Losses, the Company recorded a $5.1 million increase to accumulated deficit, composed of: (i) an $8.4 million increase to accumulated deficit, representing the Company's share of the cumulative effect adjustment of adopting the lifetime current expected credit loss model by its equity method investee, BRSP; partially offset by (ii) a $3.3 million decrease to accumulated deficit, reflecting the cumulative effect adjustment of the Company's election of the fair value option for all of its then outstanding loans receivable.
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
Adoption of the new standard may be made either on a full retrospective approach or a modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings. The Company early adopted the new guidance on January 1, 2021 using a modified retrospective approach, with no resulting effect upon adoption.
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
Additionally, the Company and its co-investors have committed to acquire the future build-out of expansion capacity within the Vantage SDC portfolio, including lease-up of the expanded capacity and existing inventory, the costs of which will be borne by the previous owners of Vantage SDC, for estimated payments of approximately $240 million. It is anticipated that most, if not all, of the payments will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC entered into two tenant leases related to a portion of the expansion capacity during the six months ended June 30, 2021, which triggered aggregate payments of $73.6 million to the previous owners of Vantage SDC. These payments were treated as asset acquisitions, which consideration was allocated to data center infrastructure and in-place lease acquired, and as additional consideration for land and building.

zColo Colocation Data Centers
In December 2020, the Company's DataBank subsidiary acquired zColo, the colocation business of Zayo Group Holdings, Inc. ("Zayo"), composed of 39 data centers in the U.S. and the U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by the Company. The Company's balance sheet investment is $145 million ($188 million at the time of closing), which maintained the Company's 20% equity interest in DataBank.
Acquisition of zColo's remaining five data centers in France for $33.0 million closed in February 2021. Zayo is an anchor tenant within the zColo facilities and is a significant customer of DataBank.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, which may include incentive payments to employees for successful closing of the acquisitions.

	Asset Acquisitions
	2021		2020
(In thousands)	Vantage SDC Expansion Capacity	zColo France	Vantage SDC	zColo US and UK
Assets acquired and liabilities assumed
Cash	$—	$—	$—	$266
Real estate	61,628	26,083	2,720,870	882,327
Intangible assets	11,972	8,702	765,137	303,119
Lease right-of-use ("ROU") and other assets	—	9,536	181,260	415,038
Debt	—	—	(2,060,307)	—
Intangible, lease and other liabilities	—	(11,303)	(82,350)	(419,262)
Fair value of net assets acquired for cash consideration	$73,600	$33,018	$1,524,610	$1,181,488
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of estimated selling costs for real estate held for sale. Useful lives of real estate acquired range from 30 to 50 years for buildings and improvements, 7 to 21 years for site improvements, 12 to 19 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, with remaining lease terms ranging between 3 and 15 years.
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
Other Real Estate Asset Acquisitions
Other real estate acquisitions include the following. Some of the acquired real estate has since been disposed, and all of the remaining assets and associated liabilities were classified as held for disposition in 2021.
•Hotel properties in France that are under receivership, for which the Company's bid was accepted by the French courts in 2019. The acquisitions closed throughout 2020 and 2021 for total purchase price of $37.9 million and $38.8 million, respectively, including $2.2 million and $3.4 million of assumed debt, respectively. This includes the acquisition of hotel operations pursuant to operating leases on hotels owned by third parties.
•Office properties in the U.K. and Ireland in 2020, valued at approximately $33.0 million, including the assumption of approximately $125.0 million of debt. The Company had acquired a controlling equity interest in a borrower upon the borrower's default of an acquisition, development and construction ("ADC") loan, which was previously accounted for as an equity method investment. This resulted in the Company's acquisition of the borrower's real estate assets and assumption of its underlying mortgage debt, some of which is in default.
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for disposition is presented in Note 11.

(In thousands)	June 30, 2021	December 31, 2020
Land	$168,645	$168,145
Buildings and improvements	1,061,868	966,839
Data center infrastructure	3,458,998	3,396,854
Construction in progress	53,321	38,210
	4,742,832	4,570,048
Less: Accumulated depreciation	(251,545)	(118,184)
Real estate assets, net	$4,491,287	$4,451,864
Real Estate Depreciation
Depreciation of real estate held for investment was $74.3 million and $16.0 million for the three months ended June 30, 2021 and 2020, respectively, and $141.5 million and $29.3 million for the six months ended June 30, 2021 and 2020, respectively.
Property Operating Income
Components of property operating income are as follows, excluding amounts related to discontinued operations (Note 12).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Lease income:
Fixed lease income	$152,333	$27,797	$303,998	$58,203
Variable lease income	21,526	3,026	43,476	5,796
	173,859	30,823	347,474	63,999
Data center service revenue	15,126	11,194	30,513	23,167
	$188,985	$42,017	$377,987	$87,166

For the six months ended June 30, 2021, property operating income from a single tenant accounted for approximately 17% of the Company's total revenues from continuing operations, or approximately 8.5% based upon the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities. There was no similar tenant concentration in the six months ended June 30, 2020.
5. Equity Investments
The Company's equity investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	June 30, 2021	December 31, 2020
Equity method investments
BRSP (1)	$365,764	$356,772
Other investment ventures	14,343	16,160
Company-sponsored private funds	253,664	173,039
Investments under fair value option	—	28,540
	633,771	574,511
Other equity investments
Marketable securities	177,595	218,485
Other	8,941	—
	$820,307	$792,996
__________
(1)    Excludes approximately 461,000 shares and 3.1 million units in BRSP that are held by NRF Holdco and included in assets held for disposition (Note 11), of the Company's aggregate holdings of 48 million shares and units in BRSP.
The Company's equity investments represent noncontrolling equity interests in various entities, primarily BRSP, interests in the Company's sponsored digital investment vehicles, and marketable securities held largely by private open-end digital funds sponsored and consolidated by the Company.
For equity method investments, the liabilities of the investment entities may only be settled using the assets of these entities and there is no recourse to the general credit of the Company for the obligations of these entities. The Company is not required to provide financial or other support in excess of its capital commitments, where applicable, and its exposure is limited to its investment balance.
The Company evaluates its equity method investments for other-than-temporary impairment ("OTTI") at each reporting period. Other than BRSP, OTTI was recorded only on equity method investments held for disposition, as discussed in Note 11.
BRSP
The Company owns a 36.15% interest in BRSP, accounted for under the equity method, as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. The following discussion encompasses all of the Company's interest in BRSP, including such interest held by NRF Holdco that is presented as held for disposition and discontinued operations.
OTTI—The Company determined there was no OTTI on its investment in BRSP in 2021. At June 30, 2021, the fair value of the Company's investment in BRSP, based upon its closing stock price of $9.40 per share, was in excess of its carrying value. In the second quarter of 2020, the Company had determined that its investment in BRSP was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million, measured as the excess of carrying value of its investment in BRSP over market value of $336.5 million based upon BRSP's closing stock price of $7.02 per share on June 30, 2020.
Basis Difference—The impairment charges recorded by the Company on its investment in BRSP in 2020 and 2019 resulted in a basis difference between the Company's carrying value of its investment in BRSP and the Company's proportionate share of BRSP's book value of equity. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. In order to address the basis difference, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any future write-downs taken by BRSP on these investments, the Company's share thereof is applied to reduce the basis difference and is not recorded as an equity method loss until such time the basis difference associated with the respective investments has been fully eliminated. Upon resolution of these investments, the associated basis differences is applied to calculate the Company's share of any net gain or loss resulting from such resolution. The Company increased its share of net earnings or reduced its share of net losses from BRSP by $34.5 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $59.2 million and $27.9 million for the six months ended June 30, 2021 and 2020, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods. The remaining basis difference at June 30, 2021 was $218.4 million.
Investment and Lending Commitments
Private Funds—At June 30, 2021, the Company has unfunded commitments of $128.4 million to the Company's sponsored funds in its flagship digital opportunistic strategy, Digital Colony Partners, LP ("DCP I") and Digital Colony Partners II, LP ("DCP II").
Loans Receivable—The Company has lending commitment to a borrower in which the borrower may submit a request for funding contingent on meeting certain criteria, which must be approved by the Company as lender, such as agreed upon benchmarks, financial and operating metrics and approved budget. At June 30, 2021, the unfunded lending commitment was $25.0 million, of which the Company's share was $5.0 million, net of amounts attributable to noncontrolling interests in investment entities.

6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment is as follows, excluding goodwill in the Other segment that is held for disposition (Note 11).

(In thousands)	June 30, 2021	December 31, 2020
Balance by reportable segment:
Digital Operating	$463,120	$463,120
Digital Investment Management (1)	298,248	298,248
	$761,368	$761,368
__________
(1)    Goodwill of $140.5 million is deductible for income tax purposes.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	June 30, 2021			December 31, 2020
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,073,578	$(172,831)	$900,747	$1,046,095	$(81,547)	$964,548
Investment management intangibles (3)	164,188	(47,635)	116,553	164,188	(35,405)	128,783
Customer relationships and service contracts (4)	218,080	(28,748)	189,332	217,808	(13,546)	204,262
Trade names	41,900	(23,476)	18,424	41,900	(4,713)	37,187
Other (5)	6,713	(1,144)	5,569	6,200	(220)	5,980
Total deferred leasing costs and intangible assets	$1,504,459	$(273,834)	$1,230,625	$1,476,191	$(135,431)	$1,340,760
Intangible Liabilities
Lease intangible liabilities (2)	$44,080	$(7,755)	$36,325	$44,224	$(4,436)	$39,788
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
(2)    Lease intangible assets are composed of in-place leases, above-market leases and tenant relationships. Lease-intangible liabilities are composed of below-market leases.

(3)    Composed of investment management contracts and investor relationships.
(4)    In connection with data center services provided in the colocation data center business.
(5)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.
Impairment of Identifiable Intangible Assets
During the year ended December 31, 2020, an investment management contract was impaired by $3.8 million to a fair value of $4.0 million at the time of impairment. Fair value was based upon the revised future net cash flows over the remaining life of the contract, and represents fair value using Level 3 inputs. In 2021, impairment was recorded only on identifiable intangible assets held for disposition, as discussed in Note 11.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 12):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net decrease to rental income (1)	$(748)	$(1,724)	$(1,443)	$(225)

Amortization expense
Deferred leasing costs and lease-related intangibles	$43,682	$8,013	$86,167	$20,098
Investment management intangibles	6,114	6,432	12,228	12,864
Customer relationships and service contracts	5,913	3,298	15,750	6,993
Trade name	6,811	1,098	18,763	2,196
Other	464	22	928	44
	$62,984	$18,863	$133,836	$42,195
__________
(1)    Represents the effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Net increase (decrease) to rental income	$(1,909)	$(1,404)	$(410)	$(534)	$(1,031)	$(2)	$(5,290)
Amortization expense	117,368	154,778	136,701	109,297	96,934	573,932	1,189,010

7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserve accounts that are maintained pursuant to requirements under the respective agreements governing the Company's securitized debt.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2021	December 31, 2020
Straight-line rents	$18,587	$8,991
Investment deposits and pending deal costs	3,303	33,802
Prefunded capital expenditures for Vantage SDC	37,572	48,881
Deferred financing costs, net (1)	—	1,186
Derivative assets	87	99
Prepaid taxes and deferred tax assets, net	39,178	49,729
Operating lease right-of-use asset, net (2)	378,616	363,829
Finance lease right-of-use asset, net	137,360	143,182
Accounts receivable, net (3)	54,994	50,808
Prepaid expenses	22,724	19,897
Other assets	24,138	43,262
Fixed assets, net	20,065	21,246
Total other assets	$736,624	$784,912
__________
(1)    Deferred financing costs relate to revolving credit arrangements.
(2)    Net of impairment of $9.4 million at December 31, 2020 for corporate office leases as the Company determined there is a reduced need for office space based upon the Company's current operations and has abandoned certain leased spaces.
(3)    Includes primarily receivables from tenants and is presented net of immaterial allowance for doubtful accounts, where applicable.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2021	December 31, 2020
Deferred income (1)	$22,009	$23,870
Interest payable	20,309	13,653
Derivative liabilities	1,291	103,772
Current and deferred income tax liability	4,300	99,470
Operating lease liability	363,166	341,561
Finance lease liability	145,178	148,974
Accrued compensation	35,259	75,666
Accrued carried interest and incentive fee compensation	10,059	1,907
Accrued real estate and other taxes	10,643	6,658
Payable for Vantage SDC expansion capacity (Note 3)	58,824	—
Accounts payable and accrued expenses	82,747	120,683
Other liabilities	100,554	98,068
Accrued and other liabilities	$854,339	$1,034,282
__________
(1)    Represents primarily prepaid rental income and deferred management fees from digital investment vehicles. Deferred management fees of $1.7 million at June 30, 2021 and $6.1 million at December 31, 2020 is expected to be recognized as fee income over a weighted average period of 4.7 years and 1.9 years, respectively.

Deferred Income Tax
In the second quarter of 2021, the Company's DataBank subsidiary completed a restructuring of its operations to qualify as a REIT and anticipates electing REIT status for U.S. federal income tax purposes for the 2021 taxable year. As a REIT, DataBank would generally not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to its stockholders and maintains certain asset and income requirements. However, DataBank would continue to be subject to U.S. federal income taxes on income earned by any of its taxable subsidiaries. In the second quarter of 2021, DataBank recorded a net deferred tax benefit of $66.8 million, primarily reflecting the write-off of its deferred tax liabilities.
8. Debt
The Company's debt balance consists of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Corporate Credit Facility	Convertible and Exchangeable Senior Notes	Secured Debt	Total Debt
June 30, 2021
Debt at amortized cost
Principal	$45,000	$500,000	$3,374,255	$3,919,255
Premium (discount), net	—	(7,509)	21,086	13,577
Deferred financing costs	—	(2,280)	(52,888)	(55,168)
	$45,000	$490,211	$3,342,453	$3,877,664
December 31, 2020
Debt at amortized cost
Principal	$—	$531,502	$3,424,130	$3,955,632
Premium (discount), net	—	(8,310)	24,544	16,234
Deferred financing costs	—	(2,670)	(38,207)	(40,877)
	$—	$520,522	$3,410,467	$3,930,989

The following table summarizes certain characteristics of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
June 30, 2021
Recourse
Corporate credit facility	$—	N/A	N/A	$45,000	4.75%	—	$45,000	4.75%	—
Convertible and exchangeable senior notes (3)	500,000	5.45%	3.1	—	N/A	N/A	500,000	5.45%	3.1
	500,000			45,000			545,000
Non-recourse
Secured Debt—Digital Operating	2,787,781	2.49%	4.4	586,474	5.69%	4.4	3,374,255	3.05%	4.4
	$3,287,781			$631,474			$3,919,255
December 31, 2020
Recourse
Convertible and exchangeable senior notes (3)	$531,502	5.36%	3.4	$—	N/A	N/A	$531,502	5.36%	3.4
Secured debt (4)	32,815	5.02%	—	—	N/A	N/A	32,815	5.02%	—
	564,317			—			564,317
Non-recourse
Secured Debt
Digital Operating	2,132,852	2.54%	4.8	1,093,991	5.92%	4.4	3,226,843	3.69%	4.7
Other—Other Equity and Debt	—	N/A	N/A	164,472	3.85%	0.1	164,472	3.85%	0.1
	2,132,852			1,258,463			3,391,315
	$2,697,169			$1,258,463			$3,955,632
__________
(1)    Calculated based upon outstanding debt principal at balance sheet date. For variable rate debt, weighted average interest rate is calculated based upon the applicable index plus spread at balance sheet date.
(2)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
(3)    Excludes the 5.375% exchangeable senior notes issued by NRF Holdco as they are classified as held for disposition (Note 11).
(4)    The fixed rate recourse debt was secured by the Company's aircraft and was repaid in January 2021 upon sale of the aircraft.
Corporate Credit Facility
In July 2021, the Company repaid the outstanding balance and terminated its corporate credit facility, which was replaced with the Company's new securitized financing facility, as discussed below.
Prior to termination, the credit facility provided revolving commitments of $300 million as of June 30, 2021, based upon terms amended in May 2021 ($450 million at December 31, 2020), with the maximum amount available to be drawn limited by a borrowing base of certain investment assets, generally valued based upon a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the credit agreement). Advances under the credit facility accrued interest at a per annum rate equal to, at the Company’s election, either the 1-month London Interbank Offered Rate ("LIBOR") plus a margin of 2.75%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.75%. Unused commitments under the credit facility were subject to a commitment fee of 0.35% per annum.
Securitized Financing Facility
In July 2021, special-purpose subsidiaries of the OP (the "Co-Issuers") issued $500 million aggregate principal amount of Series 2021-1 Secured Fund Fee Revenue Notes, composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $200 million Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN Notes” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN Notes allow the Co-Issuers to borrow on a revolving basis. The Series 2021-1 Notes were issued under an Indenture that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions.

The Series 2021-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of its other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2021-1 Notes are secured by investment management fees earned by subsidiaries of DBRG, equity interests in certain digital portfolio companies and limited partnership interests in certain digital funds managed by subsidiaries of DBRG, as collateral.
The Class A-2 Notes bear interest at a rate of 3.933% per annum, payable quarterly. The VFN Notes bear interest generally based upon 3-month LIBOR (or an alternate benchmark as set forth in the purchase agreement of the VFN Notes) plus 3%. Unused amounts under the VFN Notes facility is subject to a commitment fee of 0.5% per annum. The final maturity date is in September 2051 for the Class A-2 Notes, with an anticipated repayment date in September 2026. The anticipated repayment date for the VFN Notes is in September 2024, subject to two one-year extensions at the option of the Co-Issuers. If the Series 2021-1 Notes are not repaid or refinanced prior to their anticipated repayment date, or such date is not extended for the VFN Notes, interest will accrue at a higher rate and the Series 2021-1 Notes will begin to amortize quarterly.
The Series 2021-1 Notes may be optionally prepaid, in whole or in part, prior to their anticipated repayment dates. There is no prepayment penalty on the VFN Notes. However, prepayment of the Class A-2 Notes will be subject to additional consideration based upon the difference between the present value of future payments of principal and interest and the outstanding principal of such Class A-2 Note that is being prepaid; or 1% of the outstanding principal of such Class A-2 Note that is being prepaid in connection with a disposition of collateral.
The Indenture of the Series 2021-1 Notes contains various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, the Co-Issuers are in compliance with all of the financial covenants.
Proceeds from issuance of the Class A-2 Notes of $285.1 million, net of offering expenses and $5.4 million of interest reserve deposits, will be used for acquisition of digital infrastructure investments, funding of commitments to sponsored funds, redemption or repayment of the Company's other higher cost corporate securities, and/or general corporate purposes. The full $200 million under the VFN Notes is available to be drawn as of the date of this filing.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) outstanding as of June 30, 2021 are as follows, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2021	December 31, 2020

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	—	31,502
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	130,435	July 21, 2023	300,000	300,000
								$500,000	$531,502
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
In the event of certain change in control transactions, holders of the senior notes have the right to require the applicable issuer to purchase all or part of such holder's senior notes for cash in accordance with terms of the governing documents of the respective senior notes.
Repurchase and Repayment of Senior Notes
The 3.875% convertible senior notes were fully extinguished following a $31.5 million repayment upon maturity in January 2021 and a $371.0 million repurchase in the third quarter of 2020, primarily funded by net proceeds from the July 2020 issuance of the 5.75% exchangeable senior notes by the OP.
Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate and mortgage loans receivable.
In March 2021 and October 2020, DataBank and Vantage SDC, the Company's subsidiaries in the Digital Operating segment, raised $657.9 million and $1.3 billion of securitized notes at blended fixed rates of 2.3% and 1.8%, with 5-year and 6-year maturities, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at DataBank and Vantage SDC.
9. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	184	—
Repurchase of common stock, net (1)	—	(12,733)	—
Equity awards issued, net of forfeitures	—	9,273	—
Shares canceled for tax withholding on vested equity awards	—	(2,377)	—
Shares outstanding at June 30, 2020	41,350	481,391	734

Shares outstanding at December 31, 2020	41,350	483,406	734
Shares issued upon redemption of OP Units	—	5	—
Shares issued pursuant to settlement liability (1)	—	5,954	—
Equity awards issued, net of forfeitures	—	4,996	—
Shares canceled for tax withholding on vested equity awards	—	(2,439)	—
Shares outstanding at June 30, 2021	41,350	491,922	734
__________
(1)    For 2020, activity is presented net of reissuance of 964,160 shares of class A common stock in connection with a settlement liability. In 2021, the liability was settled through the reissuance of some of the shares previously repurchased and held in a subsidiary (Note 13). Shares of class A common stock repurchased and not reissued in the settlement of the liability were subsequently cancelled.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.

The table below summarizes the preferred stock issued and outstanding at June 30, 2021:

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
In July 2021, the Company issued a notice of redemption for all of its outstanding Series G preferred stock, to be settled in August 2021 using proceeds from its securitized financing facility.
All preferred stock redemptions are at $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to their respective redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the respective preferred stock redeemed results in a decrease or increase to net income attributable to common stockholders.
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
The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company continues to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy.

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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	(898)	2,557	—	(16,929)	15,819	549
Amounts reclassified from AOCI	—	(3,544)	—	246	(552)	(3,850)
AOCI at June 30, 2020	$8,383	$6,836	$(226)	$(16,544)	$45,918	$44,367

AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(1,979)	(1,761)	—	(14,642)	1,297	(17,085)
Amounts reclassified from AOCI	—	—	233	(20,221)	(1,375)	(21,363)
AOCI at June 30, 2021	$15,739	$4,311	$—	$17,969	$45,656	$83,675
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(1)	(11,689)	5,313	(6,377)
Amounts reclassified from AOCI	—	—	(873)	(873)
AOCI at June 30, 2020	$(1,006)	$(29,602)	$15,099	$(15,509)

AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive income (loss) before reclassifications	—	(39,074)	—	(39,074)
Amounts reclassified from AOCI	1,030	810	—	1,840
AOCI at June 30, 2021	$—	$45,581	$15,099	$60,680

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below. Such amounts are included in other gain (loss) in both continuing and discontinued operations on the statements of operations, as applicable, except for amounts related to equity method investments, which are included in equity method losses in discontinued operations.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Component of AOCI reclassified into earnings	2021	2020	2021	2020
Relief of basis of AFS debt securities	$—	$3,544	$—	$3,544
Release of foreign currency cumulative translation adjustments	20,221	—	20,221	(246)
Unrealized gain (loss) on dedesignated net investment hedges	—	(82)	—	552
Realized gain on net investment hedges	1,375	—	1,375	—
Realized loss on cash flow hedges	—	—	(233)	—
10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning balance	$305,278	$6,107
Contributions	41,014	25,880
Distributions and redemptions	(8,255)	(2,763)
Net income (loss)	8,474	(158)
Ending balance	$346,511	$29,066
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
Pursuant to this strategic partnership, Wafra has assumed directly and also indirectly through a participation interest $77.0 million of the Company's commitments to DCP I, and has a $40.0 million commitment to DCP II that has been partially funded to-date. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
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
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the Digital IM Business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in the Digital IM Business in April 2021 based upon the Digital IM Business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization (as defined for the purpose of this computation) of $72.0 million as of December 31, 2020.
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
Redemption of OP Units—The Company redeemed 5,367 OP Units during the six months ended June 30, 2021 and 2,184,395 OP Units during the year ended December 31, 2020, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). These assets and liabilities are composed of: (i) those held by NRF Holdco, predominantly related to Wellness Infrastructure assets and obligations; (ii) OED investments and intangible assets of the Other IM business, both of which resided in the Other segment; and (iii) prior to its disposition in March 2021, the Company's hotel business, with one hotel portfolio remaining in receivership and currently under contract for sale by the lender.

(In thousands)	June 30, 2021	December 31, 2020
Assets
Restricted cash	$76,784	$191,692
Real estate, net	4,636,540	8,179,025
Loans receivable	761,240	1,258,539
Equity and debt investments	776,794	944,483
Goodwill, deferred leasing costs and other intangible assets, net	155,933	275,954
Other assets	233,597	327,309
Due from affiliates	50,504	60,317
Total assets held for disposition	$6,691,392	$11,237,319

Liabilities
Debt, net (1)	$4,285,636	$7,352,828
Lease intangibles and other liabilities	442,922	533,688
Total liabilities related to assets held for disposition	$4,728,558	$7,886,516
__________
(1)    Represents debt related to assets held for disposition if the debt is expected to be assumed by the acquirer upon sale or if the debt is expected to be extinguished through lender's assumption of underlying collateral, and includes debt that is in receivership, in payment default or not in compliance with certain debt covenants. Includes the 5.375% exchangeable senior notes and junior subordinated debt (as described in Note 14) which are obligations of NRF Holdco as the issuer.

Impairment of Assets Classified as Held for Disposition and Discontinued Operations
Real Estate and Related Intangible Assets—Real estate classified as held for disposition and discontinued operations that has been written down and carried at fair value totaled $3.8 billion at June 30, 2021 and $4.7 billion at December 31, 2020, generally representing fair value using Level 3 inputs. Impairment of real estate and related intangibles held for disposition was $242.6 million and $1.5 billion for the three months ended June 30, 2021 and 2020, respectively, and $362.3 million and $1.8 billion for the six months ended June 30, 2021 and 2020, respectively, reflected in discontinued operations (Note 12).
Properties that were written down to estimated fair value at the time they were classified as held for disposition in both years were valued using either estimated recoverable value, sales price, broker opinions of value, or third-party appraisals, and in certain cases, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. The impairment assessment in 2020 also factored in the economic effects of COVID-19 on real estate values. Fair value of these properties was generally reduced for estimated selling costs, ranging from 1% to 3% of fair value.
For properties that were impaired prior to being classified as held for sale and discontinued operations, largely in 2020, impairment was attributed primarily to shortened hold period assumptions, particularly in the hotel and wellness infrastructure portfolios, driven by the Company's accelerated digital transformation in the second quarter of 2020, and/or to a lesser extent, decline in property operating performance, in part from the economic effects of COVID-19. Fair value of these properties was estimated based upon: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 10.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 7.3% and 11.3%, and discount rates between 8.5% and 9.5%. The Company considered the risk characteristics of the properties and adjusted the capitalization rates and/or discount rates as applicable.
Goodwill—Upon termination of the BRSP management contract on April 30, 2021, the Other IM goodwill balance of $81.6 million was fully written off as the remaining value of the Other IM reporting unit represented principally the BRSP management contract. The receipt of a one-time termination payment of $102.3 million at closing consequently resulted in a net gain of $20.7 million, recognized within other gain (loss) in discontinued operations (Note 12).
The Company had previously recognized impairment loss on its Other IM goodwill of $79.0 million in the first quarter of 2020 and $515.0 million in the second quarter of 2020. In light of the economic effects of COVID-19 and the Company's acceleration of its digital transformation in the second quarter of 2020, both of which represented indicators of impairment, the Company's quantitative tests indicated that the carrying value of the Other IM reporting unit, including goodwill, was in excess of its estimated fair value at March 31, 2020 and at June 30, 2020. The remaining fair value of the Other IM reporting unit was determined to be principally in the BRSP management contract, as no value was ascribed to (a) the future capital raising potential of the non-digital credit and opportunity fund management business as it is no longer part of the Company's long-term strategy; and (b) the hypothetical contract of internally managing the Company's non-digital balance sheet assets following significant decreases in asset values in 2020.
Other Intangible Assets—In the first quarter of 2021, investor relationship intangible asset in Other IM was impaired by $4.0 million (Note 12) to a fair value of $5.5 million at the time of impairment based upon estimated recoverable value in a potential monetization of the Company's Other IM business. During the year ended December 31, 2020, management contracts were impaired by $4.3 million to an aggregate fair value of $8.4 million at the time of impairment. Fair value was based upon the revised future net cash flows over the remaining life of the contracts, generally discounted at 10%, and represent fair value using Level 3 inputs.
Equity Method Investments—Impairment on equity method investments classified as held for disposition and discontinued operations was $57.5 million and $23.1 million in the six months ended June 30, 2021 and 2020, respectively, reflected within equity method losses in discontinued operations (Note 12). Equity method investments that were impaired and written down to fair value during the six months ended June 30, 2021 and year ended December 31, 2020 totaled $491.8 million and $701.8 million, respectively, at the time of impairment, representing fair value using Level 3 inputs. Impairment recorded in 2021 was based upon estimated recoverable values, primarily on ADC loans accounted for as equity method investments. Significant impairment was also recorded on these ADC loans in the fourth quarter of 2020, previously driven by reduced future cash flow streams expected from these investments, primarily taking into consideration a combination of lower land values, delayed leasing, and/or offer prices in the current market, generally discounted at rates between 10% to 20%. Other impairment charges during 2020 were generally determined using estimated recoverable values for investments resolved or sold, investment values based upon projected exit strategies, or fair values based upon discounted expected future cash flows from the investments.

Assets Carried at Fair Value—These assets are composed of equity investments valued based upon NAV, and equity method investments and loans receivable for which the fair value option was elected. During the six months ended June 30, 2021 when these assets were classified as held for disposition and discontinued operations, unrealized fair value losses were recognized in other loss of $3.1 million for equity investments and $101.8 million for loans receivable, and in equity method losses of $24.3 million for equity method investments (Note 12). Additional information is included Note 13 under "—Level 3 Recurring Fair Values."
12. Discontinued Operations
Discontinued operations represent the following:
•Wellness Infrastructure—operations of the Wellness Infrastructure business, along with other non-core assets held by NRF Holdco, primarily: (i) the Company's equity interest in and management of NorthStar Healthcare, debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partnership interests in private equity real estate funds; as well as (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco who acts as guarantor.
•Other—operations of substantially all of the OED investments and Other IM business in the Other segment, composed of various non-digital real estate, real estate-related equity and debt investments, general partner interests and management rights with respect to these assets, management of BRSP prior to termination of its contract, and underlying compensation and administrative costs for managing these assets.
•Hotel—operations of the Company's Hospitality segment and the THL Hotel Portfolio in the Other segment. In March 2021, the Company sold five of the six portfolios in the Hospitality segment, and the Company's 55.6% interest in the THL Hotel Portfolio which was deconsolidated upon sale. One hotel portfolio remains in receivership and is under contract for sale by the lender.
•Industrial—operations of the bulk industrial portfolio prior to its sale in December 2020.

Loss from discontinued operations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues
Property operating income	$181,381	$256,721	$410,870	$642,368
Interest income	7,281	20,317	13,234	51,397
Fee income (1)	13,902	23,367	34,100	47,794
Other income	7,389	9,067	18,526	10,671
Revenues from discontinued operations	209,953	309,472	476,730	752,230
Expenses
Property operating expense	98,341	176,982	276,825	425,180
Interest expense	55,714	87,639	166,436	194,374
Transaction-related costs and investment expense	8,085	9,550	18,056	18,903
Depreciation and amortization	31,884	98,940	82,764	198,289
Impairment loss	242,587	1,989,260	366,347	2,376,528
Compensation, including carried interest, and administrative expense (2)	23,957	25,819	52,716	36,980
Expenses from discontinued operations	460,568	2,388,190	963,144	3,250,254
Other income (loss)
Gain (loss) on sale of real estate	2,968	(4,919)	48,718	3,013
Other gain (loss), net	142,019	(174,286)	(58,024)	(174,528)
Equity method earnings (losses), including carried interest	30,627	(58,503)	(64,259)	49,134
Loss from discontinued operations before income taxes	(75,001)	(2,316,426)	(559,979)	(2,620,405)
Income tax expense	(23,905)	(9,370)	(20,187)	(22,927)
Loss from discontinued operations	(98,906)	(2,325,796)	(580,166)	(2,643,332)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	43,387	(453,660)	(260,464)	(460,905)
Noncontrolling interests in Operating Company	(13,623)	(185,789)	(30,531)	(216,418)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(128,670)	$(1,686,347)	$(289,171)	$(1,966,009)
__________
(1)    Represents management fees from: (i) the Company's non-digital private real estate credit funds and co-investment vehicles; (ii) BRSP (based upon 1.5% per annum of BRSP's stockholders' equity) prior to the BRSP Internalization on April 30, 2021; and (iii) NorthStar Healthcare (based upon 1.5% per annum of NorthStar Healthcare's most recently published NAV, with $2.5 million per quarter paid in shares of NorthStar Healthcare common stock priced at its most recently published NAV. Beginning July 2021, fees are paid fully in shares.
(2)    Includes equity-based compensation of $4.5 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively, and $12.6 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively, of which an expense of $0.7 million, $3.0 million and $5.3 million and a reversal of $0.4 million, respectively, relates to BRSP awards that is grossed up in other income and compensation expense. Reversal was due to a decline in BRSP stock price in the first quarter of 2020 (Note 17).
13. Fair Value
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets
Marketable equity securities	$177,595	$—	$—	$177,595
AFS debt securities	—	—	35,899	35,899
Other assets—derivative assets	—	87	—	87
Fair Value Option:
Loans held for investment	—	—	52,791	52,791
Loans held for disposition	—	—	761,240	761,240
Equity method investments held for disposition	—	—	120,397	120,397
Liabilities
Other liabilities—derivative liabilities	—	1,291	—	1,291
December 31, 2020
Assets
Marketable equity securities	$218,485	$—	$—	$218,485
AFS debt securities	—	—	28,576	28,576
Other assets—derivative assets	—	99	—	99
Fair Value Option:
Loans held for investment	—	—	36,797	36,797
Loans held for disposition	—	—	1,258,539	1,258,539
Equity method investments	—	—	28,540	28,540
Equity method investments held for disposition	—	—	153,259	153,259
Liabilities
Other liabilities—derivative liabilities	—	103,772	—	103,772
Other liabilities—settlement liability	—	—	24,285	24,285
Marketable Equity Securities
Marketable equity securities consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company, and prior to January 2021, equity investment in a third party mutual fund. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the digital real estate and telecommunication sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Debt Securities
The Company's investment in debt securities is composed of available-for-sale ("AFS") N-Star CDO bonds, which are subordinate bonds retained by NRF Holdco from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF Holdco that it subsequently repurchased at a discount. These CDOs are collateralized primarily by commercial real estate debt and securities.
The following tables summarize the balance of the N-Star CDO bonds.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
June 30, 2021	$56,032	$(24,882)	$4,749	$—	$35,899
December 31, 2020	46,561	(24,688)	6,703	—	28,576
There were no sales of N-Star CDO bonds during the six months ended June 30, 2021 and year ended December 31, 2020.
These CDOs have long-dated stated maturities through 2037 and 2041, however, the Company expects the N-Star CDO bonds to have remaining future cash flows up to 2.5 years from June 30, 2021.
Fair value of N-Star CDO bonds, classified as Level 3, are determined using an internal price interpolated based upon third party prices of the senior N-Star CDO bonds of the respective CDOs, and applying the Company's knowledge of the underlying collateral and recent trades, if any within the securitizations.

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
Changes in allowance for credit losses for AFS debt securities are presented below:

	Six Months Ended June 30,
(In thousands)	2021	2020
Allowance for credit losses
Beginning balance	$24,688	$—
Provision for credit losses	194	22,229
Ending balance	$24,882	$22,229
Credit losses were determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At June 30, 2021 and December 31, 2020, there were no AFS debt securities in unrealized loss position without allowance for credit loss.
Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain investments in foreign subsidiaries or equity method joint ventures (in EUR and in GBP), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed primarily to LIBOR and to a lesser extent, EURIBOR and GBP LIBOR). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively. At June 30, 2021 and December 31, 2020, notional amounts aggregated to the equivalent of $164.6 million and $350.5 million, respectively, for foreign exchange contracts, and the equivalent of $2.8 billion and $4.6 billion, respectively, for interest rate contracts, all of which were composed predominantly of non-designated economic hedges. The derivative instruments are subject to master netting arrangements with counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. Notwithstanding the conditions for right of offset may have been met, the Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Foreign currency contracts:
Realized gain transferred from AOCI to earnings	$1,520	$—	$1,520	$—
Unrealized gain (loss) transferred from AOCI to earnings (1)	—	(17)	—	1,485
Unrealized loss in earnings on non-designated contracts	(83)	(776)	(328)	(776)
Interest rate contracts:
Interest expense on designated contracts (2)	—	4	20	6
Unrealized gain (loss) in earnings on non-designated contracts	(263)	(105)	(235)	74
Realized gain (loss) transferred from AOCI to earnings	(36)	—	(1,328)	—
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

Prior to January 2021, the Company had entered into a series of forward contracts on its shares in a third party real estate mutual fund in an aggregate notional amount of $119 million and a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap contracts were settled upon expiration in January 2021 through delivery of all of the Company's shares in the mutual fund, realizing an immaterial net loss upon settlement. The forwards and swaps were not designated accounting hedges. At December 31, 2020, the forwards and swaps were in a liability position of $102.7 million and $0.1 million, respectively. During the three and six months ended June 30, 2020, the forwards and swaps had realized and unrealized fair value losses totaling $7.4 million and gains totaling $27.1 million, respectively, which were partially offset by an increase in NAV of $10.8 million and a decrease in NAV of $22.3 million, respectively, in the Company's investment in the mutual fund, both of which were recorded in other income on the consolidated statement of operations.
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
Contemporaneously, the Company and Blackwells entered into a joint venture arrangement for the purpose of acquiring, holding and disposing of the Company's class A common stock. Pursuant to the arrangement, the Company contributed its class A common stock, valued at $14.7 million by the venture, and Blackwells contributed $1.47 million of cash that was then distributed to the Company, resulting in a net capital contribution of $13.23 million by the Company in the venture. All of the class A common stock held in the venture was repurchased by the Company in March 2020 (Note 9). Distributions from the joint venture arrangement upon dissolution effectively represent a settlement of the proxy contest with Blackwells. The initial fair value of the arrangement was recorded as a settlement loss on the statement of operations in March 2020, with a corresponding liability on the balance sheet, subject to remeasurement at each period end. The settlement liability represents the fair value of the disproportionate allocation of profits distribution to Blackwells pursuant to the joint venture arrangement. The profits are derived from dividend payments and appreciation in value of the Company's class A common stock, allocated between the Company and Blackwells based upon specified return hurdles.
In June 2021, Blackwells terminated the arrangement and the joint venture was dissolved. The profits distribution allocated to Blackwells was valued at $47.0 million and paid in the form of 5.95 million shares of the Company's class A common stock, with $22.8 million recognized in 2021 through termination as other loss on the consolidated statement of operations.
Prior to dissolution of the arrangement, the settlement liability, classified as a Level 3 fair value, was measured using a Monte Carlo simulation under a risk-neutral premise, assuming that the final distribution would occur at the end of the third year in March 2023. At December 31, 2020, the settlement liability was valued at $24.3 million, applying the following assumptions: (a) expected volatility of the Company's class A common stock of 67.2% based upon a combination of historical and implied volatility of the Company's class A common stock; (b) zero expected dividend yield given the Company's suspension of its common stock dividend beginning the second quarter of 2020; and (c) risk free rate of 0.14% per annum based upon a compounded zero-coupon U.S. Treasury yield. During 2020, the settlement liability increased approximately $20.4 million from inception in March 2020, recorded as other loss on the consolidated statement of operations.
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
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status, all of which are held for disposition as presented in the table below. Such loans include distressed loan portfolios that are held for disposition, previously acquired by the Company at a discount (classified as purchased credit-impaired loans prior to the election of fair value option).

	June 30, 2021			December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
90 days or more past due or nonaccrual
Loans held for disposition	$522,192	$1,772,094	$(1,249,902)	$873,205	$2,159,538	$(1,286,333)
Level 3 Recurring Fair Values
Quantitative information about recurring Level 3 fair value assets are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
June 30, 2021
AFS debt securities	$35,899	Discounted cash flows	Discount rate	23.0% (9.6% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	52,791	Discounted cash flows	Discount rate	8.6% (6.7% - 11.0%)	Decrease
Loans held for disposition	761,240	Transaction price (4)	N/A	N/A	N/A
Equity method investments held for disposition	3,240	NAV (3)	N/A	N/A	N/A
Equity method investments held for disposition	117,157	Transaction price (4)	N/A	N/A	N/A

December 31, 2020
AFS debt securities	$28,576	Discounted cash flows	Discount rate	28.9% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	36,797	Discounted cash flows	Discount rate	8.7% (7.2% - 8.9%)	Decrease
Loans held for disposition	1,258,539	Discounted cash flows	Discount rate	13.3% (6.9% - 25.7%)	Decrease
Equity method investments—other	28,540	Discounted cash flows	Discount rate	30%	Decrease
Equity method investments held for disposition	2,472	NAV (3)	N/A	N/A	N/A
Equity method investments held for disposition	8,383	Discounted cash flows	Discount rate	19.3% (19.0% - 20.0%)	Decrease
Equity method investments held for disposition	142,404	Transaction price (4)	N/A	N/A	N/A
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

		Fair Value Option
(In thousands)	AFS Debt Securities	Loans Held for Investment and Held for Disposition	Equity Method Investments (including Held for Disposition)
Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	1,849	153,418	771
Paydowns, distributions and sales	(3,229)	(62,302)	(836)
Change in accrued interest and capitalization of paid-in-kind interest	—	25,116	—
Allowance for credit losses	(22,229)	—	—
Realized and unrealized gains (losses) in earnings, net	—	(281,266)	(12,139)
Other comprehensive income (loss) (1)	1,021	(6,514)	(1,408)
Fair value at June 30, 2020	$32,271	$1,398,087	$209,263

Net unrealized gains (losses) on instruments held at June 30, 2020
In earnings	$—	$(281,266)	$(12,139)
In other comprehensive income (loss)	$1,021	N/A	N/A

Fair value at December 31, 2020	$28,576	$1,295,337	$181,799
Purchases, drawdowns, contributions and accretion	11,010	34,199
Paydowns, distributions and sales	(1,540)	(326,230)	(16,327)
Change in accrued interest and capitalization of paid-in-kind interest	—	8,851
Change in accounting method for equity interest	—	—	(27,626)
Deconsolidation of investment entities (Note 21)	—	(73,059)	—
Allowance for credit losses	(194)	—	—
Realized and unrealized gains (losses) in earnings, net	—	(100,063)	(13,837)
Other comprehensive income (loss) (1)	(1,953)	(25,004)	(3,612)
Fair value at June 30, 2021	$35,899	$814,031	$120,397

Net unrealized gains (losses) on instruments held at June 30, 2021
In earnings	$—	$(81,188)	$(23,022)
In other comprehensive income (loss)	$(1,953)	N/A	N/A
__________
(1)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.
Investments Carried at Fair Value Using Net Asset Value
Investments in Company-sponsored private fund and non-traded REIT, and limited partnership interest in a third party real estate private fund, all of which are held for disposition (Note 11), are valued using NAV of the respective vehicles.

	June 30, 2021		December 31, 2020
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$13,326	$7,117	$15,680	$8,026
Non-traded REIT—real estate	23,272	—	18,272	—
Private fund—emerging market private equity	1,940	—	2,224	—
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
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairment is discussed in Note 11 for real estate, Notes 5 and 11 for equity method investments, and Notes 6 and 11 for intangible assets, including goodwill.
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Liabilities
Debt at amortized cost
Corporate credit facility	$—	$45,000	$—	$45,000	$45,000
Convertible and exchangeable senior notes	1,264,838	—	—	1,264,838	490,211
Secured debt	—	—	3,342,453	3,342,453	3,342,453
Debt related to assets held for disposition	—	13,095	4,295,704	4,308,799	4,285,636
December 31, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$898,231	$—	$—	$898,231	$520,522
Secured debt	—	—	3,407,175	3,407,175	3,410,467
Debt related to assets held for disposition	—	13,095	7,055,237	7,068,332	7,352,828
Debt—Senior notes were valued using the last trade price in active markets or unadjusted quoted price in non-active market for the senior note that is held for disposition. Fair value of the corporate credit facility and secured debt, including amounts held for disposition, was estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. Junior subordinated debt that is held for disposition was valued based upon unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $49.0 million at June 30, 2021 and $46.5 million at December 31, 2020. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At June 30, 2021 and December 31, 2020, the consolidated private funds had total assets of $207.6 million and $172.2 million, respectively, and total liabilities of $56.8 million and $41.8 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $304.0 million at June 30, 2021 and $214.4 million at December 31, 2020, included within equity and debt investments.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF Holdco had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $31.2 million at June 30, 2021 and $21.9 million at December 31, 2020, as described further in Note 13. These CDOs are included within assets held for disposition on the consolidated balance sheet (Note 11).
Trusts
Wholly-owned subsidiaries of NRF Holdco that were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”), previously issued trust preferred securities ("TruPS") in private placement offerings and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF Holdco. The sole assets of the Trusts consist of a like amount of junior subordinated notes issued by the Issuer at the time of the offerings (the "Junior Notes"). Neither the Company nor the OP is an obligor or guarantor on the Junior Notes or the TruPS. NRF Holdco may redeem the Junior Notes at par, in whole or in part, for cash, after five years. To the extent NRF Holdco redeems the Junior Notes, the Trusts are required to redeem a corresponding amount of TruPS.
The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at June 30, 2021 and December 31, 2020. The Trusts are recorded as equity investments and the junior subordinated notes as debt, both classified as held for disposition on the consolidated balance sheet (Note 11).

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net loss allocated to common stockholders
Income (loss) from continuing operations	$3,823	$(393,197)	$(142,516)	$(479,718)
Loss from continuing operations attributable to noncontrolling interests	2,103	55,270	62,653	79,294
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$5,926	$(337,927)	$(79,863)	$(400,424)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	(128,670)	(1,686,347)	(289,171)	(1,966,009)
Preferred dividends	(18,516)	(18,516)	(37,032)	(37,990)
Net loss attributable to common stockholders	(141,260)	(2,042,790)	(406,066)	(2,404,423)
Net income allocated to participating securities	—	—	—	(1,250)
Net loss allocated to common stockholders—basic	(141,260)	(2,042,790)	(406,066)	(2,405,673)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(141,260)	$(2,042,790)	$(406,066)	$(2,405,673)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	479,643	471,253	477,284	475,187
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	479,643	471,253	477,284	475,187
Loss per share—basic
Loss from continuing operations	$(0.02)	$(0.75)	$(0.24)	$(0.92)
Loss from discontinued operations	(0.27)	(3.58)	(0.61)	(4.14)
Net loss attributable to common stockholders per common share—basic	$(0.29)	$(4.33)	$(0.85)	$(5.06)
Loss per share—diluted
Loss from continuing operations	$(0.02)	$(0.75)	$(0.24)	$(0.92)
Loss from discontinued operations	(0.27)	(3.58)	(0.61)	(4.14)
Net loss attributable to common stockholders per common share—diluted	$(0.29)	$(4.33)	$(0.85)	$(5.06)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended June 30, 2021 and 2020, the effect of adding back $7.9 million and $7.1 million of interest expense, respectively, and 144,259,100 and 38,112,100 of weighted average dilutive common share equivalents, respectively; and (b) for the six months ended June 30, 2021 and 2020, the effect of adding back $15.6 million and $14.2 million of interest expense, respectively, and 144,416,700 and 38,112,100 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 13,225,000 and 6,047,300 for the three months ended June 30, 2021 and 2020, respectively, and 11,810,500 and 3,784,000 for the six months ended June 30, 2021 and 2020, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 11,458,300 and 9,670,500 for the three and six months ended June 30, 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At June 30, 2021 and 2020, 51,993,800 and 53,076,700 of OP Units, respectively, were not included in the computation of diluted earnings per share for all periods presented.

16. Fee Income
The Company's digital real estate investment management platform manages capital on behalf of largely institutional investors in private funds and other investment vehicles for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Management fees	$39,727	$18,599	$67,466	$36,545
Incentive fees	4,489	—	5,083	—
Other fee income	941	1,574	2,051	2,706
Total fee income—affiliates	$45,157	$20,173	$74,600	$39,251
Management Fees—The Company earns management fees for the day-to-day operations and administration of its sponsored digital private funds and other digital investment vehicles, generally at an annual rate ranging from 0.45% to 1.50% of investors' committed capital during commitment or investment period, and thereafter, of contributed or invested capital.
Incentive Fees—The Company earns incentive fees from various managed accounts based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company (generally 60%) is allocable to senior management, investment professionals, and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
17. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2021, an aggregate 73.8 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. Fair value of RSUs are based on the Company's class A common stock price on grant date. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met.
Performance Stock Units—PSUs are granted to senior executives and certain employees, and are subject to both a service condition and a market condition. Following the end of the measurement period, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of PSUs granted and determined based upon the performance of the Company's class A common stock relative to that of a specified peer group over a three-year measurement period (such measurement metric the "total shareholder return"). In addition, recipients of PSUs whose employment is terminated after the first anniversary of their PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based upon achievement of the total shareholder return metric applicable to the award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to market conditions do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 9).
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Compensation expense (including $50, $580, $1,114 and $863 amortization of fair value of dividend equivalent rights, respectively)	$7,773	$7,025	$23,679	$11,442
Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2020	10,728,712	11,845,018	324,877	9,589,564	9,935,891	42,424,062	$2.78	$2.10
Granted	3,850,409	—	150,130	—	2,611,989	6,612,528	8.18	6.73
Vested	(5,852,274)	(922,508)	(347,822)	—	(1,175,333)	(8,297,937)	5.09	3.42
Forfeited	(155,703)	—	—	—	(871,467)	(1,027,170)	4.88	3.01
Unvested shares and units at June 30, 2021	8,571,144	10,922,510	127,185	9,589,564	10,501,080	39,711,483	3.69	2.40
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $26.1 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $53.7 million and $13.4 million for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $73.7 million, which is expected to be recognized over a weighted average period of 2.5 years.
Awards Granted by Managed Companies
Prior to the termination of the Company’s management agreement with BRSP on April 30, 2021, BRSP granted restricted stock to the Company and certain of the Company's employees ("managed company awards") that typically vest over a three-year period, subject to a service condition. Generally, the Company granted the managed company awards that it received in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants were made at the discretion of the Company, and the Company may consult with the board of directors or compensation committee of BRSP as to final allocation of awards to its employees.
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

Equity-based compensation related to BRSP awards granted by the Company to its employees was accelerated in the six months ended June 30, 2021 as the awards fully vested upon termination of the BRSP management contract in April 2021. Equity-based compensation was an expense of $0.7 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and an expense of $5.3 million and expense reversal of $0.4 million for the six months ended June 30, 2021 and 2020, respectively, with corresponding amounts recognized in other income. The expense reversal occurred in the first quarter of 2020 due to a decrease in BRSP's stock price on March 31, 2020. Amounts recorded in both years are reflected within discontinued operations (Note 12).
18. Transactions with Affiliates
Affiliates include (i) private funds and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for sale (Note 11):

(In thousands)	June 30, 2021	December 31, 2020
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$35,830	$17,141
Cost reimbursements and recoverable expenses	3,658	5,545
Employees and other affiliates	125	541
	$39,613	$23,227
Due to Affiliates
Employees and other affiliates	$403	$601
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16, except for amounts included within discontinued operations (Note 12) and assets held for sale (Note 11).
Cost Reimbursements—The Company receives reimbursements related largely to costs incurred in performing investment due diligence for funds and other investment vehicles managed by the Company.
Such cost reimbursements, included in other income, totaled $0.9 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.
Reimbursements of direct and indirect operating costs for managing the operations of BRSP prior to April 30, 2021 and NorthStar Healthcare are reflected in other income within discontinued operations (Note 12) and related receivables are reflected as amounts due from affiliates within assets held for sale (Note 11).
Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of investment vehicles sponsored by the Company, for which the Company recovers from these investment vehicles up to specified thresholds, as applicable.
NorthStar Healthcare Credit Facility—The Company provided NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. In June 2021, the credit facility was extended from December 2022 to June 2023, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%, with no commitment fee for the unused portion. In April 2020, the credit facility was fully drawn and remained outstanding at June 30, 2021, reflected as amounts due from affiliates within assets held for sale (Note 11). The borrowing was fully repaid by NorthStar Healthcare in July 2021.
Digital Real Estate Acquisitions—In connection with acquisition of Vantage SDC in July 2020 (Note 3), the Company entered into a series of agreements with Messrs. Ganzi and Jenkins, and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested $8.7 million and $2.1 million, respectively, in Vantage SDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins in connection with the Vantage SDC acquisition as a result of their respective personal investments in Vantage made prior to the Company’s acquisition of DBH. Payments to be made by the Company and its co-investors to the previous owners of Vantage SDC for future build-out of expansion capacity within the portfolio, including lease-up of the expanded capacity and existing inventory, will trigger additional carried interest payments to Messrs. Ganzi and Jenkins. Additionally, the day-to-day operations of Vantage SDC will continue to be managed by the existing management company of Vantage, in which Messrs. Ganzi and Jenkins own a 50% interest in the aggregate. Fees paid to the Vantage management company were $3.2 million and $6.2 million for the three and six months ended June 30, 2021, respectively.
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
Equity Awards of BRSP—As discussed in Note 17, prior to termination of the Company’s management agreement with BRSP in April 2021, BRSP granted equity awards to the Company and certain of the Company's employees, either directly or indirectly through the Company, are recognized as a gross-up of equity-based compensation expense over the vesting period with a corresponding amount in other income, reflected in discontinued operations.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At June 30, 2021 and December 31, 2020, such investments in consolidated investment vehicles and general partner entities totaled $31.7 million and $19.1 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. For the three months ended June 30, 2021 and 2020, their share of net income was $2.3 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, their share of net income was $2.5 million and a net loss of $0.2 million, respectively.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.9 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
Separately, prior to the sale of the Company's aircraft in January 2021, Thomas J. Barrack, Jr., the Company's former Executive Chairman, was provided use of the Company’s aircraft for personal travel. Pursuant to an agreement with a subsidiary of the Company, Mr. Barrack paid the Company for personal usage based upon the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.4 million for the six months ended June 30, 2020. Such reimbursements were immaterial in 2021.
Investment Venture—Pursuant to an investment agreement entered into between a subsidiary of the Company and Mr. Barrack effective April 1, 2021, the Company invested $26.0 million in Mr. Barrack's newly formed investment entity (the “Venture”), which entitles the Company to a portion of carried interest payable to Mr. Barrack from the Venture. Following recent events which significantly reduce the likelihood that fundraising by the Venture will sufficiently support its value, the Company determined that its investment would likely not be recoverable and wrote off its investment as of June 30, 2021.

19. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of June 30, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
20. Segment Reporting
The Company currently conducts its business through four reportable segments as follows:
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
•Other—This segment is composed of the remaining non-digital equity investments, primarily the Company's interest in BRSP, that are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term.
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
Fee income is earned by the Digital Investment Management segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating and Digital Other segments. Prior to the second quarter of 2021, the fee income in Digital Investment Management and fee expense in Digital Operating and Digital Other were eliminated within the respective segments. Effective the second quarter of 2021, segment results are presented before elimination of intercompany fees and the elimination adjustment is included within amounts not allocated to segments. This change in presentation was made for all prior periods presented.

Segment Results of Operations
The following table presents results of operations of the Company's reportable segments. Refer to Note 12 for further details on discontinued operations.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Other	Amounts Not Allocated to Segments	Total

Three Months Ended June 30, 2021
Total revenues	$189,093	$46,873	$1,720	$—	$(499)	$237,187
Income (loss) from continuing operations	(10,850)	15,786	13,280	45,983	(60,376)	3,823
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	(376)	12,100	5,424	41,606	(52,828)	5,926
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.						(128,670)
Net loss attributable to DigitalBridge Group, Inc.						$(122,744)

Three Months Ended June 30, 2020
Total revenues	$42,021	$20,849	$663	$—	$4,340	$67,873
Income (loss) from continuing operations	(21,262)	2,424	12,292	(324,456)	(62,195)	(393,197)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	(4,277)	2,073	10,723	(292,254)	(54,192)	(337,927)
Net income from discontinued operations attributable to DigitalBridge Group, Inc.						(1,686,347)
Net loss attributable to DigitalBridge Group, Inc.						$(2,024,274)

Six Months Ended June 30, 2021
Total revenues	$378,295	$77,993	$2,860	$—	$(1,380)	$457,768
Income (loss) from continuing operations	(75,110)	23,449	20,943	16,393	(128,191)	(142,516)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	(10,450)	18,979	9,187	14,842	(112,421)	(79,863)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.						(289,171)
Net loss attributable to DigitalBridge Group, Inc.						$(369,034)

Six Months Ended June 30, 2020
Total revenues	$87,188	$40,148	$823	$814	$9,050	$138,023
Income (loss) from continuing operations	(39,677)	4,654	9,257	(334,361)	(119,591)	(479,718)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	(7,803)	4,083	8,481	(301,176)	(104,009)	(400,424)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.						(1,966,009)
Net loss attributable to DigitalBridge Group, Inc.						$(2,366,433)

Included in the table below are selected income and expense items of reportable segments.

(In thousands)	Digital Operating	Digital Investment Management	Digital Other	Other	Amounts Not Allocated to Segments	Total

Three Months Ended June 30, 2021
Property operating income	$188,985	$—	$—	$—	$—	$188,985
Interest income	91	—	988	—	240	1,319
Fee income	—	46,789	—	—	(1,632)	45,157
Property operating expense	77,140	—	—	—	—	77,140
Interest expense	29,272	—	—	—	8,666	37,938
Depreciation and amortization	126,227	6,299	—	5,167	536	138,229
Equity method earnings (losses), including carried interest	—	11,202	6,396	45,052	—	62,650
Income tax benefit (expense)	66,788	(2,236)	(1,047)	3,648	8,086	75,239

Three Months Ended June 30, 2020
Property operating income	$42,017	$—	$—	$—	$—	$42,017
Interest income	—	4	2	—	2,096	2,102
Fee income	—	20,293	—	—	(120)	20,173
Property operating expense	18,055	—	—	—	—	18,055
Interest expense	8,170	—	—	—	12,682	20,852
Depreciation and amortization	28,571	6,606	—	—	1,503	36,680
Impairment loss	—	—	—	—	12,297	12,297
Equity method earnings (losses), including carried interest	—	158	7,782	(324,456)	—	(316,516)
Income tax benefit (expense)	2,673	(280)	(679)	—	(64)	1,650

Six Months Ended June 30, 2021
Property operating income	$377,987	$—	$—	$—	$—	$377,987
Interest income	195	1	1,678	—	299	2,173
Fee income	—	77,854	—	—	(3,254)	74,600
Property operating expense	157,002	—	—	—	—	157,002
Interest expense	60,404	—	—	—	17,314	77,718
Depreciation and amortization	248,448	12,566	—	15,500	1,140	277,654
Equity method earnings (losses), including carried interest	—	11,007	9,172	25,832	—	46,011
Income tax benefit (expense)	79,056	(4,881)	43	3,648	20,569	98,435

Six Months Ended June 30, 2020
Property operating income	$87,166	$—	$—	$—	$—	$87,166
Interest income	—	34	9	43	3,820	3,906
Fee income	—	39,357	—	134	(240)	39,251
Property operating expense	34,961	—	—	—	—	34,961
Interest expense	17,572	—	—	—	22,364	39,936
Depreciation and amortization	58,602	13,208	—	—	3,013	74,823
Impairment loss	—	—	—	—	12,297	12,297
Equity method earnings (losses), including carried interest	—	161	8,247	(335,272)	—	(326,864)
Income tax benefit (expense)	8,403	(673)	(679)	(259)	91	6,883

Total assets and equity method investments of the reportable segments are summarized as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Operating	$6,925,412	$—	$6,926,634	$—
Digital Investment Management	528,349	25,708	490,632	19,167
Digital Other	475,553	232,887	482,464	158,564
Other	482,524	375,176	602,394	396,781
Amounts not allocated to segments	818,116	—	461,117	—
	9,229,954	633,771	8,963,241	574,512
Assets held for disposition related to discontinued operations	6,691,392	702,356	11,237,319	879,732
	$15,921,346	$1,336,127	$20,200,560	$1,454,244
21. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $562 and $428	$214,698	$182,062
Cash received (paid) for income tax, net	3,279	(8,099)
Operating lease payments	34,121	13,860
Finance lease payments	7,647	—
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	$123,548	$22,722
Net cash provided by investing activities of discontinued operations	584,255	48,730
Net cash used in financing activities of discontinued operations	(466,992)	(155,101)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$18,516	$18,516
Improvements in operating real estate in accrued and other liabilities	7,811	15,030
Proceeds from loan repayments and asset sales held in escrow	—	3,836
Operating lease right-of-use assets and lease liabilities established	36,320	4,973
Finance lease payments accrued	3,796	—
Redemption of OP Units for common stock	17	1,423
Debt assumed by buyer in sale of real estate	44,148	—
Assets disposed in sale of equity of investment entities	2,813,856	—
Liabilities disposed in sale of equity of investment entities	2,850,158	—
Assets of investment entities deconsolidated (1)	202,257	—
Noncontrolling interests of investment entities deconsolidated (1)	225,300	—
__________
(1)    Represents (a) deconsolidation of noncontrolling interests in THL Hotel portfolio following a sale of the Company's equity interest (Note 12); and (b) deconsolidation of two investment holding entities for which the Company is no longer the primary beneficiary as a result of a reconsideration event in the second quarter of 2021, following which the Company accounts for its interests in these entities under the equity method (presented as held for disposition in Note 11).
22. Subsequent Events
On August 9, 2021, the Company agreed to provide a commitment of up to $650 million in the form of a preferred equity investment to support the acquisition of a digital infrastructure business by the Company's investment management platform.
In July 2021, the Company's corporate credit facility was terminated and replaced with a new securitized financing facility (Note 8), and a notice of redemption was sent for all outstanding Series G preferred stock (Note 9).

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
•the ability to realize anticipated strategic and financial benefits from terminating the management agreement with Brightspire Capital, Inc. (NYSE:BRSP; formerly, Colony Credit Real Estate, Inc. or CLNC);
•the impact to our business operations and financial condition of realized or anticipated compensation and administrative savings through cost reduction programs;
•our ability to redeploy any proceeds received from the sale of our non-digital or other legacy assets within the timeframe and manner contemplated or at all;
•our business and investment strategy, including the ability of the businesses in which we have a significant investment (such as BRSP) to execute their business strategies;
•BRSP's trading price and its impact on the carrying value of the Company's investment in BRSP, including whether the Company will recognize further other-than-temporary impairment on its investment in BRSP;

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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.

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
Our Organization
We are a leading global investment firm with a focus on identifying and capitalizing on key secular trends in digital infrastructure. We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London and Singapore, and have approximately 300 employees.
Effective June 22, 2021, we changed our name to DigitalBridge Group, Inc. (formerly Colony Capital, Inc.) and trade under the ticker symbol, DBRG, signifying our transformation to digital infrastructure.
We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. In light of our digital transformation, we will continue to evaluate whether we will maintain REIT status for 2021 or future years. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2021, we owned 90% of the Operating Company, as its sole managing member.
Having completed the transformational plan for the Company set in motion two years ago, Thomas J. Barrack Jr. has stepped down as Executive Chairman of the Company effective April 1, 2021. In July 2021, Mr. Barrack resigned from his position as a member of the Company's Board of Directors. Mr. Barrack's decision was not the result of any disagreement with the Company on any matter relating to its operations, polices or practices. Ms. Nancy Curtin, a long-time member of the Board and most recently the Lead Independent Director, transitioned to independent, non-executive Chairperson of the Board effective April 1, 2021.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
At June 30, 2021, the Company has $48 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet, of which $35 billion is dedicated to digital real estate and infrastructure.
The Company currently conducts its business through four reportable segments, as follows:
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
•Other—This segment is composed of the remaining non-digital equity investments, primarily our interest in BrightSpire Capital, Inc. (NYSE: BRSP), that are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term.
Digital Transformation
In 2021, having successfully exited its hotel business, the Company is continuing the process of monetizing the remainder of its non-digital businesses to complete its digital transformation. This includes the Company's Wellness Infrastructure segment, and a substantial majority of the Company's other equity and debt ("OED") investments and its non-digital investment management ("Other IM") business, both of which reside in the Other segment.
The completed and pending dispositions of the Company’s hotel business, OED investments and Other IM business, and Wellness Infrastructure segment represent strategic shifts in the Company's business that are expected to have a significant effect on the Company’s operations and financial results, and accordingly, have met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets and the related operating results are presented as loss from discontinued operations on the consolidated statements of operations (refer to Item 1. "Financial Statements" of this Quarterly Report).
Accelerating the Monetization of Wellness Infrastructure, OED and Other IM
In the second quarter of 2021, the Company started the process to dispose of its Wellness Infrastructure business along with other non-core assets, all of which are held by its subsidiary, NRF Holdco, LLC ("NRF Holdco"). The Wellness Infrastructure business is composed of senior housing, skilled nursing facilities, medical office buildings, and hospitals. Other assets and obligations held by NRF Holdco include primarily: (i) the Company's equity interest in and management of its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. (NorthStar Healthcare"), debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partner interests in private equity real estate funds; and (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco who acts as guarantor.
In June 2021, the Company entered into a definitive agreement with a third party to sell a substantial majority of its OED investments and Other IM business, composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The aggregate sales price is approximately $535 million, subject to customary adjustments, including adjustments if consents with respect to certain assets cannot be obtained. Consummation of the sale is subject to customary closing conditions, including regulatory approvals and third party consents, but no financing conditions.
During the six months ended June 30, 2021, taking into consideration the agreed upon sales price and/or estimated recoverable values for the OED, Other IM and Wellness Infrastructure assets that are classified as held for disposition, the Company wrote down the carrying value of these assets by $538 million in aggregate, of which $277 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations (Note 11 to the consolidated financial statements).
Internalization of BRSP
In early April 2021, the Company and BRSP (formerly Colony Credit Real Estate, Inc. or CLNC) agreed to terminate the BRSP management agreement for a one-time termination payment of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of BRSP's management and operating functions (the "BRSP Internalization"), with certain of the Company's employees previously dedicated wholly or substantially to BRSP becoming employees of BRSP. In connection with the BRSP Internalization, BRSP's board of directors ceased to include Company-affiliated directors upon the expiration of such directors' terms in May 2021. The Company also entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders. The Company currently holds a 36.1% equity ownership and is prohibited from acquiring additional BRSP shares.

Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold five of the six hotel portfolios in its Hospitality segment and its 55.6% interest in a portfolio of limited service hotels that was acquired through a consensual foreclosure in July 2017 (the "THL Hotel Portfolio") in its Other segment, composed of 197 hotel properties in aggregate. The remaining portfolio in the Hospitality segment is in receivership and currently under contract for sale by the lender, while the remaining interests in the THL Hotel Portfolio continue to be held by investment vehicles managed by the Company. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of investment-level debt.
Significant Developments
Through the date of this filing, significant developments in 2021 affecting our business and results of operations included the following.
Financing
•In July 2021, our corporate credit facility was terminated and replaced with $500 million aggregate principal amount of Series 2021-1 Secured Fund Fee Revenue Notes issued by subsidiaries of the OP (the "Co-Issuers"), composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $200 million Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN Notes” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN Notes allow the Co-Issuers to borrow on a revolving basis. Net proceeds from the securitized financing facility will be used for acquisition of digital infrastructure investments, funding of commitments to sponsored funds, redemption or repayment of other higher cost corporate securities, and/or general corporate purposes.
The issuance of the Series 2021-1 Notes represents a key milestone for the Company on a number of fronts:
▪Longer-duration financing—We effectively refinanced our corporate credit facility and extended the maturity of our revolving credit from 2022 to 2026.
▪First-of-its-kind securitization backed by investment management fees.
▪Lower cost of capital—Successful rotation from “diversified to digital” has positioned us to issue securitized notes with a high-quality digital collateral base, which lowers our effective cost of capital.
▪Greater flexibility—This new financing structure, which we intend to continue to utilize as it grows, creates greater flexibility around capital allocation and corporate liability management, including our ability to retire higher cost debt or securities and eventually pay regular dividends on our common stock.
•In July 2021, we issued notices of redemption for all of our outstanding 7.5% Series G preferred stock with total liquidation value of $86.25 million, to be settled in August 2021 using proceeds from our securitized financing facility, which will lower our cost of corporate debt by approximately 350 basis points.
Digital Business
•We held a first closing of DCP II, our second digital opportunistic fund in February 2021. As of August 5, 2021, total commitments was $6.6 billion, inclusive of $135 million of our commitments as limited partner and general partner.
•Our DataBank subsidiary completed its restructuring in the second quarter of 2021 and expects to elect REIT status for the 2021 taxable year, resulting in a write-off of $66.8 million of net deferred tax liabilities.
•In February 2021, we completed the add-on acquisition of zColo's remaining five data centers in France for $33 million.
•We acquired additional build-out of expansion capacity within the Vantage SDC portfolio, including lease-up of the expanded capacity and existing inventory, for aggregate payments of $73.6 million.
Non-Digital Assets
•In the first half of 2021, we determined we would accelerate the monetization of our remaining non-digital assets in Wellness Infrastructure, OED and Other IM.

•In June 2021, we entered into a definitive agreement to sell a substantial majority of our OED investments and Other IM business, including our general partner interests and management rights with respect to these OED assets. The aggregate sales price is approximately $535 million, subject to customary adjustments.
•During the six months ended June 30, 2021, based upon the sales price for the OED assets and Other IM business, and potential recoverable values of the Wellness Infrastructure assets, the carrying value of these assets were written down in the aggregate of $538 million, of which $277 million was attributable to the OP.
•On April 30, 2021, we terminated the BRSP management contract, which resided in the Other IM business, for a one-time termination payment of $102.3 million at closing. Consequently, the Other IM goodwill balance of $81.6 million was fully written off as the remaining value of the Other IM reporting unit represented principally the BRSP management contract. This resulted in a net gain of $20.7 million, recognized within other gain (loss) in discontinued operations.
•In March 2021, we sold five of the six hotel portfolios in our Hospitality segment and our 55.6% interest in the THL Hotel Portfolio in the Other segment, generating net proceeds of $45.6 million. The transaction was valued at $2.8 billion, including aggregate selling price of $67.5 million and the buyer's assumption of $2.7 billion of investment-level debt. The remaining one hotel portfolio is in receivership and currently under contract for sale by the lender.
•In April 2021, we received proceeds from a sale of the two largest assets securing our Irish loan portfolio, which were applied to repay $305 million of our outstanding loan receivable and extinguish the full $155 million of debt financing the portfolio. This removed all encumbrances on the remaining assets in the portfolio. Our share of excess net proceeds was $103.5 million. The Irish loan portfolio is composed of distressed loans that were previously acquired at a discount.
•For all current and prior periods presented, all non-digital assets that have been disposed or subject to planned dispositions and their corresponding liabilities are presented as held for disposition, and the related operating results are presented as discontinued operations (Notes 11 and 12 to the consolidated financial statements).

Results of Operations
The following table summarizes our consolidated results of operations by segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change

Continuing Operations

Total revenues
Digital Investment Management	$46,873	$20,849	$26,024	$77,993	$40,148	$37,845
Digital Operating	189,093	42,021	147,072	378,295	87,188	291,107
Digital Other	1,720	663	1,057	2,860	823	2,037
Other	—	—	—	—	814	(814)
Amounts not allocated to segments (1)	(499)	4,340	(4,839)	(1,380)	9,050	(10,430)
	$237,187	$67,873	169,314	$457,768	$138,023	319,745

Income (loss) from continuing operations
Digital Investment Management	$15,786	$2,424	$13,362	$23,449	$4,654	$18,795
Digital Operating	(10,850)	(21,262)	10,412	(75,110)	(39,677)	(35,433)
Digital Other	13,280	12,292	988	20,943	9,257	11,686
Other	45,983	(324,456)	370,439	16,393	(334,361)	350,754
Amounts not allocated to segments	(60,376)	(62,195)	1,819	(128,191)	(119,591)	(8,600)
	$3,823	$(393,197)	397,020	$(142,516)	$(479,718)	337,202

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$12,100	$2,073	$10,027	$18,979	$4,083	$14,896
Digital Operating	(376)	(4,277)	3,901	(10,450)	(7,803)	(2,647)
Digital Other	5,424	10,723	(5,299)	9,187	8,481	706
Other	41,606	(292,254)	333,860	14,842	(301,176)	316,018
Amounts not allocated to segments	(52,828)	(54,192)	1,364	(112,421)	(104,009)	(8,412)
	$5,926	$(337,927)	343,853	$(79,863)	$(400,424)	320,561
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Digital Other.
Revenues
Revenues increased $169.3 million quarter-to-date and $319.7 million year-to-date, or over 200%.
The increase reflects growth in our digital businesses:
•Digital Operating—acquisition of Vantage SDC's 12 hyperscale data centers (13% DBRG ownership) and zColo's 44 colocation data centers (through our subsidiary, DataBank, 20% DBRG ownership); and
•Digital Investment Management—fundraising for our second flagship digital infrastructure fund, DCP II, and co-invest capital raised alongside our balance sheet investment for new acquisitions in Digital Operating.
Income (loss) from continuing operations
Continuing operations generated net income in the second quarter of 2021 and net losses in all other periods.
The second quarter of 2021 benefited from a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year. Our Digital Operating segment generally records net losses, reflecting the effects of depreciation and amortization.
In 2020, the large net loss arose from $254.5 million of impairment charge on our equity investment in BRSP.
Key components of revenue and income (loss) from continuing operations are addressed in more detail in our discussion of consolidated results of operations below.

Consolidated Results of Operations
Comparison of Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues
Property operating income	$188,985	$42,017	$146,968	$377,987	$87,166	$290,821
Interest income	1,319	2,102	(783)	2,173	3,906	(1,733)
Fee income	45,157	20,173	24,984	74,600	39,251	35,349
Other income	1,726	3,581	(1,855)	3,008	7,700	(4,692)
Total revenues	237,187	67,873	169,314	457,768	138,023	319,745
Expenses
Property operating expense	77,140	18,055	59,085	157,002	34,961	122,041
Interest expense	37,938	20,852	17,086	77,718	39,936	37,782
Investment expense	5,871	2,010	3,861	12,764	4,739	8,025
Transaction-related costs	64	89	(25)	1,682	681	1,001
Depreciation and amortization	138,229	36,680	101,549	277,654	74,823	202,831
Impairment loss	—	12,297	(12,297)	—	12,297	(12,297)
Compensation expense	56,465	44,628	11,837	135,218	82,684	52,534
Administrative expenses	28,505	12,847	15,658	46,301	40,578	5,723
Settlement loss	—	—	—	—	5,090	(5,090)
Total expenses	344,212	147,458	196,754	708,339	295,789	412,550
Other income (loss)
Other gain (loss), net	(27,041)	1,254	(28,295)	(36,391)	(1,971)	(34,420)
Equity method earnings (losses)	62,650	(316,516)	379,166	46,011	(326,864)	372,875
Loss before income taxes	(71,416)	(394,847)	323,431	(240,951)	(486,601)	245,650
Income tax benefit	75,239	1,650	73,589	98,435	6,883	91,552
Gain (Loss) from continuing operations	3,823	(393,197)	397,020	(142,516)	(479,718)	337,202
Loss from discontinued operations	(98,906)	(2,325,796)	2,226,890	(580,166)	(2,643,332)	2,063,166
Net loss	(95,083)	(2,718,993)	2,623,910	(722,682)	(3,123,050)	2,400,368
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,025	390	5,635	8,474	(158)	8,632
Investment entities	36,616	(470,052)	506,668	(319,246)	(491,801)	172,555
Operating Company	(14,980)	(225,057)	210,077	(42,876)	(264,658)	221,782
Net loss attributable to DigitalBridge Group, Inc.	(122,744)	(2,024,274)	1,901,530	(369,034)	(2,366,433)	1,997,399
Preferred stock dividends	18,516	18,516	—	37,032	37,990	(958)
Net loss attributable to common stockholders	$(141,260)	$(2,042,790)	1,901,530	$(406,066)	$(2,404,423)	1,998,357

Property Operating Income and Property Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Operating
Property operating income
Lease income	$173,859	$30,823	$143,036	$347,474	$63,999	$283,475
Data center service revenue	15,126	11,194	3,932	30,513	23,167	7,346
	188,985	42,017	146,968	377,987	87,166	290,821

Property operating expenses	77,140	18,055	59,085	157,002	34,961	122,041
Amounts are higher in 2021 as it includes the operating results from 12 hyperscale data centers in the Vantage SDC portfolio, acquired in July 2020 and 44 co-location data centers held by zColo, acquired in December 2020 and February 2021.
On a same store basis, there was an increase in property operating income and expense quarter-to-date and year-to-date, reflecting an increase in rentable square footage and a higher utilization rate. Additionally, higher power costs were incurred in connection with inclement weather conditions, with the incremental cost billed to our tenants.
Interest Income
Interest income was $0.8 million lower quarter-to-date and $1.7 million lower year-to-date. There was additional interest income in 2021 from new loans originated or acquired in the digital segment, primarily warehousing for a future digital credit investment vehicle. However, this increase was largely offset by lower interest income on available cash as proceeds from the sale of our light industrial business in December 2019 have since been redeployed.
Fee Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Investment Management
Management fees	$39,727	$18,599	$21,128	$67,466	$36,545	$30,921
Incentive fees	4,489	—	4,489	5,083	—	5,083
Other fee income	941	1,574	(633)	2,051	2,706	(655)
	$45,157	$20,173	24,984	$74,600	$39,251	35,349
Fee income was higher by $25.0 million quarter-to-date and $35.3 million year-to-date. The increase was driven by: (i) fundraising for DCP II beginning November 2020, partially offset by lower fees from DCP I in 2021 as the fee base changed from committed capital to net contributed capital following the closing of DCP II; and (ii) incentive fees earned based upon the performance of third party accounts managed by our digital liquid securities team.
Other Income
The decrease in other income can be attributed primarily to lower cost reimbursements from our investment holding entities.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Investment-level financing—Digital Operating	$29,272	$8,170	$21,102	$60,404	$17,572	$42,832
Corporate-level debt	8,666	12,682	(4,016)	17,314	22,364	(5,050)
	$37,938	$20,852	17,086	$77,718	$39,936	37,782
Digital Operating—The increase of $21.1 million quarter-to-date and $42.8 million year-to-date is attributed to additional interest expense incurred on debt financing the Vantage SDC and zColo portfolios, acquired in July 2020 and December 2020, respectively. This was partially offset by lower interest expense on the DataBank portfolio as its March 2021 securitization transaction meaningfully reduced its cost of debt. DataBank's weighted average interest rate was 6.1% per annum as of December 31, 2020 and 2.4% per annum as of March 2021 post-securitization.

Corporate-level Debt—Interest expense decreased $4.0 million quarter-to-date and $5.1 million year-to-date as there was no outstanding balance on our corporate credit facility in 2021 until the last week of June 2021. This was partially offset by a net increase in interest expense on our senior notes, with a higher rate on the new exchangeable notes issued in July 2020 (5.75% per annum) relative to the convertible notes that were substantially repurchased in the third quarter of 2020 and fully repaid in January 2021 (3.875% per annum) .
Investment Expense
Investment expense was $3.9 million higher quarter-to-date and $8.0 million higher year-to-date. The increase was related primarily to management fees paid to Vantage for the day-to-day operations of Vantage SDC beginning the second half of 2020, and fees paid in 2021 for transitional services in connection with the zColo portfolio.
Transaction-Related Costs
Transaction-related costs were generally in connection with unconsummated investments and ongoing corporate restructuring transactions.
Depreciation and Amortization
Increase in depreciation and amortization expense is primarily related to real estate and intangible assets from acquisition of Vantage SDC and zColo.
Impairment Loss
Impairment was recorded on the corporate aircraft in 2020 to reflect its recoverable value prior to its sale to a third party in January 2021.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Cash compensation and benefits	$40,426	$37,603	$2,823	$103,306	$71,242	$32,064
Equity-based compensation	7,773	7,025	748	23,679	11,442	12,237
Incentive and carried interest compensation	8,266	—	8,266	8,233	—	8,233
	$56,465	$44,628	11,837	$135,218	$82,684	52,534
Total compensation expense was $11.8 million higher quarter-to-date and $52.5 million higher year-to-date, driven by significant severance payments, including acceleration of equity-based compensation in the first quarter of 2021, and compensation costs associated with data center employees of the new zColo portfolio in 2021.
Additionally, there was $8.2 million of compensation accrued in 2021, representing approximately 60% of incentive fees earned and unrealized carried interest from our managed accounts and sponsored investment vehicles that are shared with certain employees. Unlike incentive fee and related compensation which have been earned, unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
Administrative Expenses
Administrative expense increased $15.7 million quarter-to-date and $5.7 million year-to-date, attributable largely to placement fees incurred in fundraising for DCP II in the second quarter of 2021, administrative costs associated with our new zColo portfolio and growth in our Digital Operating business, and costs incurred in connection with our investor conference in June 2021.
Settlement Loss
Settlement loss recognized in 2020 represents the initial fair value of the settlement arrangement with Blackwells and the reimbursement of legal costs incurred by Blackwells. Refer to additional discussion in Note 13 to the consolidated financial statements.

Equity Method Earnings (Losses)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Investment Management	$11,202	$158	$11,044	$11,007	$161	$10,846
Digital Other	6,396	7,782	(1,386)	9,172	8,247	925
Other	45,052	(324,456)	369,508	25,832	(335,272)	361,104
	$62,650	$(316,516)	379,166	$46,011	$(326,864)	372,875
Digital Investment Management—Unrealized carried interest was recognized in the second quarter of 2021 in relation to our general partner interests in the DCP funds and a Vantage SDC co-invest vehicle. Such carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized.
Digital Other—Equity method earnings represent our share of earnings, principally from our limited partner interests in DCP I and beginning 2021, DCP II. The earnings of the DCP funds include unrealized fair value changes on their respective underlying investments.
Other—The large equity method loss in the Other segment in 2020 was driven by $254.5 million of impairment charge on our equity investment in BRSP (excluding amounts associated with BRSP shares and units held by NRF Holdco that is presented as discontinued operations). Additionally, our share of BRSP's net losses was higher in 2020 as a result of the economic effects of COVID-19. We also recorded net losses from BRSP in 2021, attributable largely to BRSP's restructuring costs, including the termination fee that was paid to us. These net losses from BRSP were reduced by $54.8 million and $17.8 million of basis difference year-to-date 2021 and 2020, respectively, allocated to investments that were resolved or written-down by BRSP during these periods (Note 5 to consolidated financial statements). Separately, the Other segment also realized a gain from partial sale of an equity investment in the second quarter of 2021, having recorded unrealized gains in the first quarter to reflect an increase in the value of the investment.
Other Gain (Loss)
The large other loss in 2021 can be attributed to a write-off of an equity investment that was determined to be unrecoverable. We also recorded a loss from increases in value of the Blackwells settlement liability in all periods based upon an increase in the DBRG stock price, which was more pronounced in 2021. The Blackwells liability was settled in June 2021 (refer to Note 13 to the consolidated financial statements). These losses were partially offset by fair value increases in our marketable equity securities, held primarily by our consolidated digital liquid securities funds, in all periods except for the first quarter of 2020.
Income Tax Benefit
The large income tax benefit in 2021 arose primarily from a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year. Additional deferred tax benefit was also recorded in relation to significant severance costs incurred in the first quarter of 2021.

Loss from Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues	$209,953	$309,472	$(99,519)	$476,730	$752,230	$(275,500)
Expenses	(460,568)	(2,388,190)	1,927,622	(963,144)	(3,250,254)	2,287,110
Other income (loss)	175,614	(237,708)	413,322	(73,565)	(122,381)	48,816
Income tax expense	(23,905)	(9,370)	(14,535)	(20,187)	(22,927)	2,740
Loss from discontinued operations	(98,906)	(2,325,796)	2,226,890	(580,166)	(2,643,332)	2,063,166
Loss from discontinued operations attributable to noncontrolling interests:
Investment entities	43,387	(453,660)	497,047	(260,464)	(460,905)	200,441
Operating Company	(13,623)	(185,789)	172,166	(30,531)	(216,418)	185,887
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(128,670)	$(1,686,347)	1,557,677	$(289,171)	$(1,966,009)	1,676,838
Discontinued operations represent primarily the operations of the following businesses: (1) Wellness Infrastructure; (2) opportunistic investments in our OED portfolio; (3) credit investment management business in Other IM; and (4) our hotel business that was disposed in March 2021, except for one hotel portfolio that is in receivership and under contract for sale by the lender.
Results from discontinued operations reflect the sale of our hotel business in March 2021 and monetization of various properties in our Wellness Infrastructure segment in the first six months of 2021. Losses in all periods are driven by significant impairment expense and decreases in asset fair values, particularly in the second quarter of 2020. In 2021, the write-down in asset values was based upon either pending sales price or estimated recoverable values in a monetization of our OED, Other IM and Wellness Infrastructure portfolios. In the second quarter of 2020, our determination to accelerate our digital transformation necessitated an assumption of accelerated monetization of all of our non-digital businesses in estimating recoverable values and in combination with the negative economic effects of COVID-19, resulted in significant write-down in asset values.
Further discussion on the monetization of our discontinued businesses is included above under "—Business."
Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Digital
Third Party Managed Capital
Institutional Funds	Digital Colony Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$12.4	$9.3	$8.6	$7.0
	Liquid securities strategy		0.6	0.5	0.5	0.4
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	10.3	9.9	2.8	2.6
	Digital real estate and infrastructure held by portfolio companies		10.3	8.9	2.6	2.8
Subtotal—Third Party Managed Capital			33.6	28.6	14.5	12.8
Balance Sheet Capital (3)
Digital Operating			1.1	0.3	NA	NA
Digital Other			0.2	1.1	NA	NA
Total Digital			34.9	30.0	14.5	12.8
Other (4)
Third Party Managed Capital			9.8	13.4	5.1	7.2
Balance Sheet Capital (3)
Wellness Infrastructure			2.4	2.7	NA	NA
Hospitality			—	2.5	NA	NA
Other—OED			1.3	3.3	NA	NA
Total Other			13.5	21.9	5.1	7.2
Total Company			$48.4	$51.9	$19.6	$20.0
__________

(1)    AUM is composed of (a) third party managed capital, which are assets for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations; and (b) assets invested using the Company's own balance sheet capital and managed on behalf of the Company's shareholders. Third party AUM is based upon the cost basis of managed investments as reported by each underlying vehicle as of the reporting date and may include uncalled capital commitments. Balance sheet AUM is based upon the undepreciated carrying value of the Company's balance sheet investments as of the reporting date. The Company's calculation of AUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.
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
(4)    All of the remaining non-digital AUM represents assets held for disposition and discontinued operations.
Total FEEUM decreased $0.4 billion from December 31, 2020 to $19.6 billion at June 30, 2021.
•Digital FEEUM increased $1.7 billion, attributable to fundraising for DCP II, partially offset by a decrease in DCP I FEEUM as the fee base of DCP I changed from committed capital to net capital contributions following the closing of DCP II.
•However, the overall decrease in FEEUM was driven by the termination of our management agreement with BRSP in April 2021, for which we received a one-time termination fee of $102.3 million.
Segments
The following discussion summarizes key information on our Digital reportable segments.
Digital Investment Management ("Digital IM")
This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through DCP and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles subject to achievement of minimum return hurdles.
DCP II
We held a first closing of DCP II, our second digital opportunistic fund in February 2021. As of August 5, 2021, total commitments was $6.6 billion, inclusive of $135 million of our commitments as limited partner and general partner.
Fee Earning Equity Under Management
Digital IM FEEUM was $14.5 billion at June 30, 2021. Refer to further details in "—Assets Under Management and Fee Earning Equity Under Management."
Operating Performance
Results of operations of our Digital IM segment is summarized below:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Total revenues	$46,873	$20,849	$26,024	$77,993	$40,148	$37,845
Net income	15,786	2,424	13,362	23,449	4,654	18,795
Net income attributable to DigitalBridge Group, Inc.	12,100	2,073	10,027	18,979	4,083	14,896
•Fee income from our Digital IM business is trending positively in 2021 following fundraising for DCP II and other vehicles which co-invest with our balance sheet, and reflects the significant growth in our Digital IM FEEUM from $7.8 billion at June 30, 2020 to $14.5 billion at June 30, 2021. Refer to further discussion of fee income in "—Results of Operations."
•Net income from our Digital IM segment is generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.

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
•DataBank REIT Conversion—In the second quarter of 2021, our DataBank subsidiary completed the restructuring of its operations to qualify as a REIT and anticipates electing REIT status for U.S. federal income tax purposes for the 2021 taxable year. As a REIT, DataBank would generally not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to its stockholders and maintains certain asset and income requirements. However, DataBank would continue to be subject to U.S. federal income taxes on income earned by any of its taxable subsidiaries. In the second quarter of 2021, DataBank recorded a net deferred tax benefit of $66.8 million, reflecting primarily the write-off of its deferred tax liabilities.
•Vantage SDC—We acquired additional build-out of expansion capacity within the Vantage SDC portfolio in 2021, including lease-up of the expanded capacity and existing inventory, for aggregate payments of $73.6 million
Portfolio Overview
Our data center portfolio currently spans across 21 states in the U.S, three in Canada, one in the U.K. and five in France.

	June 30, 2021	December 31, 2020
Number of data centers
Owned	25	25
Leasehold	51	46
	76	71
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	1,810	1,720
Leased Square Feet	1,439	1,386
% Utilization Rate (% Leased)	79.5%	80.6%
Balance Sheet Information
The following table presents key balance sheet data of our Digital Operating segment:

(In thousands)	June 30, 2021	December 31, 2020
Real estate	$4,491,287	$4,451,864
Loan receivable	5,250	5,070
Debt	3,342,453	3,213,240
•Real estate balance increased, driven by the acquisition of zColo France and additional build-out in the Vantage SDC portfolio.
•Loan receivable represents a loan originated by DataBank to an owner/operator of edge modular data centers
•Higher debt balance reflects additional debt obtained through DataBank's securitization transaction, as described below.
Financing
At June 30, 2021, our data center business was financed by an aggregate $3.4 billion of outstanding debt principal, of which $2.8 billion is fixed rate debt and $0.6 billion is variable rate debt, bearing a combined weighted average interest rate of 3.05% per annum.

In March 2021, DataBank raised $658 million of securitized notes at a blended fixed rate of 2.3%, with 5 years maturity. The proceeds were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced the overall cost of debt from 6.1% per annum as of December 31, 2020 to 2.4% per annum as of March 31, 2021 and extended debt maturities at DataBank.
Operating Performance
Results of operations of our Digital Operating segment is summarized below:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Total revenues	$189,093	$42,021	$147,072	$378,295	$87,188	$291,107
Net loss	(10,850)	(21,262)	10,412	(75,110)	(39,677)	(35,433)
Net loss attributable to DigitalBridge Group, Inc.	(376)	(4,277)	3,901	(10,450)	(7,803)	(2,647)
•2021 includes the operating results from 12 hyperscale data centers in the Vantage SDC portfolio, acquired in July 2020 and 44 co-location data centers held by zColo, acquired in December 2020 and February 2021.
•Net loss is driven by the effects of depreciation and amortization, income tax and also interest expense. Operating results excluding these items are presented below as earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre").
•The second quarter of 2021 recorded a lower net loss, benefiting from a $66.8 million net deferred tax benefit as discussed above.
EBITDAre
EBITDAre generated by our Digital Operating segment is as follows. A reconciliation of the most directly comparable GAAP measure to EBITDAre is presented in "—Non-GAAP Supplemental Financial Measures."

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Total revenues	$189,093	$42,021	$147,072	$378,295	$87,188	$291,107
Property operating expenses	(77,140)	(18,055)	(59,085)	(157,002)	(34,961)	(122,041)
Transaction-related costs and investment expense	(5,255)	(696)	(4,559)	(11,820)	(1,013)	(10,807)
Compensation and administrative expense	(28,488)	(10,464)	(18,024)	(54,435)	(23,120)	(31,315)
Other loss, net	(349)	—	(349)	(352)	—	(352)
EBITDAre—Digital Operating	$77,861	$12,806	65,055	$154,686	$28,094	126,592
The higher EBITDAre in the first quarter of 2021 reflects the addition of Vantage SDC and zColo.
On a same store basis, EBITDAre was largely consistent quarter-to-date and year-to-date. While there was an increase in revenues from a higher utilization rate, this was mostly offset by higher compensation and administrative costs as we ramped up resources to support the growth in our business, and additional costs were incurred in the restructuring of DataBank's operations for REIT qualification which was completed in the second quarter of 2021.
Digital Other
This segment is composed of equity interests in digital investment vehicles, the largest of which is the Company’s investment and commitment to the DCP flagship funds. This segment also includes the Company’s investment and commitment to the digital liquid strategies and seed investments for future digital investment vehicles.

Balance Sheet Information
The following table presents key balance sheet data of our Digital Other segment:

(In thousands)	June 30, 2021	December 31, 2020
Loans receivable	$47,540	$31,727
Equity investments
DCP funds	227,957	153,872
Digital liquid securities strategy	149,613	223,176
•We have been acquiring loans receivable that are warehoused on our balance sheet for a future digital credit investment vehicle.
•Equity investments represent primarily:
▪our equity interest in the DCP funds; and
▪equity investments in our digital liquid securities strategy, of which $103 million in a third party mutual fund was liquidated in January 2021. Remaining balance is composed principally of marketable equity securities held by private open-end funds that are sponsored and consolidated by us (our interests in the funds range between 23% and 55%).
•At June 30, 2021, we have remaining unfunded commitments to the DCP funds totaling $128.4 million.
Operating Performance
Results of operations of our Digital Other segment are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Interest income	988	$2	$986	$1,678	$9	$9
Equity method earnings	6,396	7,782	(1,386)	9,172	8,247	925
Other gain, net	6,746	5,481	1,265	9,934	1,909	8,025
Net income	13,280	12,292	988	20,943	9,257	11,686
Net income attributable to DigitalBridge, Inc.	5,424	10,723	(5,299)	9,187	8,481	706
•Operating results include unrealized fair value changes related to i) our share of investments held by the DCP funds (reflected in equity method earnings); and ii) marketable equity securities held by consolidated funds in the digital liquid securities strategy (reflected in other gain).
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
The following table presents a reconciliation of net income attributable to common stockholders to FFO attributable to common interests in OP and common stockholders. Amounts in the table include our share of activity in unconsolidated ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(141,260)	$(2,042,790)	$(406,066)	$(2,404,423)
Adjustments for FFO attributable to common interests in OP and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(14,980)	(225,057)	(42,876)	(264,658)
Real estate depreciation and amortization	150,458	131,722	335,220	262,245
Impairment of real estate	242,903	1,474,262	348,980	1,782,530
Gain on sales of real estate	(2,969)	4,919	(41,071)	(3,014)
Less: Adjustments attributable to noncontrolling interests in investment entities(1)	(162,021)	(329,601)	(350,517)	(411,930)
FFO attributable to common interests in OP and common stockholders	$72,131	$(986,545)	$(156,330)	$(1,039,250)
__________
(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$104,361	$46,499	$221,642	$94,214
Impairment of real estate	58,438	279,840	129,589	319,974
Gain on sales of real estate	(778)	3,262	(714)	(2,258)
	$162,021	$329,601	$350,517	$411,930
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of net loss to EBITDAre for the Digital Operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Digital Operating
Net loss	$(10,850)	$(21,262)	$(75,110)	$(39,677)
Adjustments:
Interest expense	29,272	8,170	60,404	17,572
Depreciation and amortization	126,227	28,571	248,448	58,602
Income tax (benefit) expense	(66,788)	(2,673)	(79,056)	(8,403)
EBITDAre	$77,861	$12,806	$154,686	$28,094

Liquidity and Capital Resources
Overview
We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements.
In addition to our cash balance at June 30, 2021, our expected liquidity position is $780 million, including net proceeds from issuance of our Class A-2 Notes in July 2021 and full availability under our VFN Notes, after the repayment of our corporate credit facility in July 2021 and the upcoming redemption of our Series G preferred equity in August 2021.
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
Recent Developments
Securitized Financing Facility
In July 2021, we replaced our corporate credit facility with the issuance of $500 million aggregate principal amount of Series 2021-1 Notes, composed of: (i) $300 million 3.933% Class A-2 Notes; and (ii) up to $200 million VFN Notes which allow for borrowings on a revolving basis.
•These Series 2021-1 Notes provide a lower cost of capital, extend our revolving credit maturity to 2026 from 2022, and removes certain restrictions under our previous corporate credit facility around dividend payments and stock repurchases.
•We expect to use net proceeds from the securitized financing facility for acquisition of digital infrastructure investments, funding of commitments to sponsored funds, redemption or repayment of other higher cost corporate securities, and/or general corporate purposes.
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
•cash on hand;
•our corporate securitization financing facility;
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
Liquidity Needs
Investment Commitments
As of June 30, 2021, we have $128 million of unfunded commitments to the DCP funds, of which Wafra has acquired a participation interest and is responsible for $13 million of our unfunded commitments to DCP I. This excludes $60 million of our DCP I commitments that has been separately assumed by Wafra. We expect to fund our remaining fund commitments through cash on hand and/or proceeds from future asset monetization.
Lease Obligations
At June 30, 2021, we have $145.2 million and $323.3 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, primarily leasehold data centers, and $39.9 million of operating lease obligations on corporate offices. These amounts represent fixed lease payments on an undiscounted basis, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Certain lease payments under ground leases are recoverable from our tenants. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
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
Common Stock—The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company continues to monitor its financial performance and liquidity position, and as economic conditions improve, the Company will reevaluate its dividend policy.
Preferred Stock—At June 30, 2021, the Company's outstanding preferred stock, totaling $1.03 billion in liquidation preference, bears a weighted average dividend rate of 7.165% per annum, with aggregate cash distributions of $18.5 million per quarter.
In July 2021, we issued notices of redemption for all of our outstanding 7.5% Series G preferred stock with total liquidation value of $86.25 million, to be settled in August 2021 using proceeds from our securitized financing facility, which will lower our cost of corporate debt by 350 basis points.
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
Debt
Description of our debt is included in Note 8 to the consolidated financial statements (and Note 11 for debt related to assets held for disposition).
Summary of Indebtedness
Our indebtedness at June 30, 2021 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity (1)
Corporate credit facility	$45,000	4.75%	—
Convertible and exchangeable senior notes	500,000	5.45%	3.1
Non-recourse investment level financing
Fixed rate	2,787,781	2.49%
Variable rate	586,474	5.69%
	3,374,255	3.05%	4.4
Total debt (excluding amounts related to assets held for disposition)	$3,919,255

Debt related to assets held for disposition (to be assumed by counterparty)	$4,285,636
__________
(1)    Calculated based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
Securitized Financing Facility
As discussed above and further in Note 8 to the consolidated financial statements, we replaced our corporate credit facility with a securitized financing facility in July 2021.
Non-Recourse Investment-Level Financing
Investment level financing is non-recourse to us, and secured by the respective underlying commercial real estate or mortgage loans receivable.
Developments in 2021
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
•Hotels—Upon closing of the sale of our hotel assets in March 2021, $2.7 billion of the underlying debt (previously classified as held for disposition) was assumed by the acquirer, which resulted in a significant deleveraging of our balance sheet.

Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$104,896	$42,312
Investing activities	408,596	114,565
Financing activities	(308,682)	(329,490)
Operating Activities
Cash inflows from operating activities are generated primarily through property operating income from our real estate investments, interest received from our loans and securities portfolio, distributions of earnings received from equity investments, and fee income from our investment management business. This is partially offset by payment of operating expenses, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as compensation and general administrative costs.
Our operating activities generated net cash inflows of $104.9 million in 2021 and $42.3 million in 2020.
Notable items affecting operating cash flows included the following:
•In 2021, the higher operating cash flows were driven by receipt of a $102.3 million one-time payment in connection with termination of the BRSP management agreement. Additionally, net operating cash flows were also contributed by our Digital Operating segment, specifically Vantage SDC acquired in July 2020 and zColo acquired in December 2020 and February 2021. These cash inflows were partially offset by severance payments in the first quarter of 2021.
•In 2020, operating cash inflows were lower and included $39.9 million paid in the first quarter of 2020 as carried interest compensation in connection with carried interest realized from the sale of our light industrial portfolio in December 2019. Additionally, operating cash flows were negatively affected by the fallout from COVID-19 in the second quarter of 2020, particularly in our hospitality and healthcare business.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.
Our investing activities resulted in net cash inflows of $408.6 million in 2021 and $114.6 million in 2020.
•Debt investments—Investing cash inflows in 2021 included $320.9 million from our debt investments, attributed to loan repayments, in particular a $305.0 million repayment on two loans in our Irish loan portfolio, partially offset by a loan acquired and warehoused for a future digital credit vehicle, other loan disbursements and acquisition of additional N-Star CDOs at a discount by our Wellness Infrastructure segment. In comparison, in 2020, loan disbursements exceeded repayments, resulting in net cash outflows of $116.8 million, which partially offset net cash inflows from equity investments.
•Real estate investments—2021 also saw net cash inflows of $176.8 million from sales of various properties in Europe, in our Wellness Infrastructure segment and our hotel business, which more than offset capital expenditures in our digital real estate portfolio. In 2020, real estate activities generated much lower net cash inflows of $38.1 million from sales, net of acquisitions, coupled with lower capital expenditures on a smaller digital real estate portfolio.

•Equity investments—In 2021, net cash inflows from our debt and real estate investments were partially offset by net cash outflows of $120.7 million in connection with our equity investments. This can be attributed largely to funding our digital fund commitments and draws on acquisition, development and construction ("ADC") loans that are accounted for as equity method investments, as well as the acquisition and sale of marketable equity securities by consolidated funds in our digital liquid securities strategy. In contrast, investing cash inflows in 2020 was driven by $203.7 million generated from equity investments, attributed primarily to $179.1 million of net proceeds received from sale of our investment in RXR Realty and $87.4 million from recapitalization of our joint venture investment in Albertsons, both of which were partially offset by additional draws on ADC loans.
Financing Activities
We finance our investing activities largely through investment-level secured debt along with capital from third party or affiliated co-investors. We also draw upon our corporate credit facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and senior notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends temporarily suspended), as well as distributions to noncontrolling interests in our investments.
Financing activities generated net cash outflows of $308.7 million in 2021 and $329.5 million in 2020.
•In 2021, financing net cash outflows were driven by $360.9 million of debt repayments exceeding borrowings, primarily repayment of debt financing real estate and loans that were sold or resolved during the year. The net cash outflow from debt financing was partially offset by $106.2 million of net contributions from noncontrolling interests. This was composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle, assumption of a portion of our commitments to DCP I by Wafra, and additional consideration paid by Wafra for its investment in our digital investment management business. We also had lower dividend payments of $37.0 million to preferred stockholders, as common dividends were suspended beginning with the second quarter of 2020.
•The financing net cash outflow in 2020 was driven by a $402.9 million settlement in January 2020 of the redemption of our Series B and E preferred stock using proceeds from the sale of our light industrial portfolio in December 2019. This was partially offset by $224.8 million of net cash inflow from debt financing as borrowings exceeded repayments, attributed largely to a net draw of $400 million on our corporate credit facility. Additionally, dividend payments were higher at $148.8 million as it included common stock for the first quarter of 2020 in addition to preferred stock.
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
With respect to critical estimates, we have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. We believe that all of the decisions and assessments applied were reasonable at the time made, based upon information available to us at that time. Due to the inherently judgmental nature of the various projections and assumptions used, unpredictability of economic and market conditions, uncertainty as to the timing and the manner by which the assets in our Wellness Infrastructure and Other segments would be monetized and the recoverable values upon monetization, and uncertainties over the duration and severity of the resulting economic effects of COVID-19, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at June 30, 2021, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at June 30, 2021, all of which were under 1% at June 30, 2021.

($ in thousands)	+2.00%	+1.00%	-1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$83,592	$42,714	$(3,202)	$(4,102)
Amount attributable to noncontrolling interests in investment entities	27,549	14,391	(668)	(668)
Amount attributable to Operating Company	$56,043	$28,323	$(2,534)	$(3,434)
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than our continuing evaluation of the policies, processes, systems and operations of Vantage SDC that was acquired in July 2020 and zColo that was acquired by DataBank in December 2020.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2021, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the second quarter of 2021, in satisfaction of a redemption request by a former employee OP Unit holder, we issued 220 shares of our class A common stock to the former employee. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 9, 2021, the Company amended the terms of the long-term incentive equity award granted to Jacky Wu on March 23, 2020 (the “CFO Sign-On Award”), to modify the three-year cliff vesting condition and provide that the shares will instead vest in three equal installments on August 15, 2021, March 23, 2022 and March 23, 2023. The same modification was made for the additional 180,337 restricted shares of the Company’s class A common stock granted to Mr. Wu on March 15, 2021 as a result of an administrative error in the issuance of the CFO Sign-On Award.
In addition, on August 9, 2021, the Company granted Mr. Wu a new equity incentive award of 354,108 restricted shares of the Company’s class A Common stock which will vest in three equal annual installments following the date of grant, subject to satisfaction of the following conditions on or prior to March 31, 2022: (i) the completion of the disposition of the Company’s Wellness Infrastructure segment for net proceeds of at least $237.5 million after giving effect to any debt retained by the Company in the transaction and (ii) the completion of the disposition of a substantial majority of the Company's OED investments and its Other IM business for proceeds of at least $508.25 million.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Colony NorthStar, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)
3.2
Articles of Amendment of DigitalBridge Group, Inc. (fka Colony Capital, Inc. and Colony NorthStar, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 23, 2021)

3.3	Amended and Restated Bylaws of DigitalBridge Group, Inc. (fka Colony Capital, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
10.1*	Amendment No. 5 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (fka Colony Capital Operating Company, LLC), dated as of July 1, 2021
10.2†
Employment Agreement, dated as of May 5, 2021 between Colony Capital, Inc. and Sonia Kim (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2021)

10.3
Termination Agreement, dated April 4, 2021, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC, CLNC Manager, LLC, and solely for the purposes of Section 8.15 thereof, Colony Capital Investment Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021)

10.4
Amended and Restated Stockholders Agreement, dated as of April 30, 2021, by and between Colony Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2021)

10.5
Purchase Agreement, dated June 5, 2021, between Colony Capital Operating Company, LLC and CF Troy Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021)

10.6
Sixth Amendment, dated as of May 20, 2021, among Colony Capital Operating Company, LLC, the Subsidiary Borrowers from time to time party thereto, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2021)

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
Dated: August 9, 2021

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)