Form 10-Q
period 2021-09-30
DigitalBridge Group, Inc.
filed 2021-11-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2021, 513,483,510 shares of the Registrant's class A common stock and 665,978 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$1,277,733	$703,544
Restricted cash	87,551	67,772
Real estate, net	4,914,813	4,451,864
Loans receivable (at fair value)	112,252	36,798
Equity investments ($180,112 and $247,025 at fair value)	793,065	792,996
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,241,042	1,340,760
Assets held for disposition	5,470,027	11,237,319
Other assets ($1,179 and $99 at fair value)	739,603	784,912
Due from affiliates	45,527	23,227
Total assets	$15,442,981	$20,200,560
Liabilities
Debt, net	$4,571,210	$3,930,989
Accrued and other liabilities ($0 and $128,057 at fair value)	951,882	1,034,282
Intangible liabilities, net	34,759	39,788
Liabilities related to assets held for disposition	3,831,563	7,886,516
Due to affiliates	228	601
Dividends and distributions payable	16,899	18,516
Total liabilities	9,406,541	12,910,692
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	348,170	305,278
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $947,500 and $1,033,750 liquidation preference; 250,000 shares authorized; 37,900 and 41,350 shares issued and outstanding	916,105	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 493,456 and 483,406 shares issued and outstanding	4,934	4,834
Class B, 1,000 shares authorized; 666 and 734 shares issued and outstanding	7	7
Additional paid-in capital	7,625,552	7,570,473
Accumulated deficit	(6,557,621)	(6,195,456)
Accumulated other comprehensive income	66,880	122,123
Total stockholders’ equity	2,055,857	2,501,471
Noncontrolling interests in investment entities	3,515,888	4,327,372
Noncontrolling interests in Operating Company	116,525	155,747
Total equity	5,688,270	6,984,590
Total liabilities, redeemable noncontrolling interests and equity	$15,442,981	$20,200,560

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Property operating income	$194,854	$98,522	$572,841	$185,688
Interest income	3,086	1,258	5,259	5,164
Fee income (from affiliates)	50,226	19,914	124,826	59,165
Other income ($3,124, $2,485, $4,551 and $8,538 from affiliates)	4,008	3,323	7,016	11,023
Total revenues	252,174	123,017	709,942	261,040
Expenses
Property operating expense	80,226	37,544	237,228	72,505
Interest expense	39,895	29,999	117,613	69,935
Investment expense	7,263	4,489	20,027	9,228
Transaction-related costs	936	3,311	2,618	3,992
Depreciation and amortization	129,186	80,564	406,840	155,387
Impairment loss	—	3,832	—	16,129
Compensation expense—cash and equity-based	55,933	36,400	182,918	119,084
Compensation expense—incentive fee and carried interest	31,736	912	39,969	912
Administrative expenses	28,933	16,551	75,234	57,129
Settlement loss	—	—	—	5,090
Total expenses	374,108	213,602	1,082,447	509,391
Other income (loss)
Other gain (loss), net	4,657	1,339	(31,734)	(632)
Equity method earnings (losses)	6,987	17,289	42,051	(309,575)
Equity method earnings—carried interest	58,382	6,082	69,329	6,082
Loss from continuing operations before income taxes	(51,908)	(65,875)	(292,859)	(552,476)
Income tax benefit	10,973	13,226	109,408	28,360
Loss from continuing operations	(40,935)	(52,649)	(183,451)	(524,116)
Loss from discontinued operations	(10,429)	(308,581)	(590,595)	(2,960,164)
Net loss	(51,364)	(361,230)	(774,046)	(3,484,280)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	7,269	(2,158)	15,743	(2,316)
Investment entities	(124,301)	(149,154)	(443,547)	(640,955)
Operating Company	4,311	(22,651)	(38,565)	(287,308)
Net income (loss) attributable to DigitalBridge Group, Inc.	61,357	(187,267)	(307,677)	(2,553,701)
Preferred stock redemption (Note 9)	2,865	—	2,865	—
Preferred stock dividends	17,456	18,517	54,488	56,507
Net income (loss) attributable to common stockholders	$41,036	$(205,784)	$(365,030)	$(2,610,208)
Income (loss) per share—basic
Loss from continuing operations per common share—basic	$(0.06)	$(0.08)	$(0.30)	$(0.99)
Net income (loss) attributable to common stockholders per common share—basic	$0.08	$(0.44)	$(0.76)	$(5.51)
Income (loss) per share—diluted
Loss from continuing operations per common share—diluted	$(0.06)	$(0.08)	$(0.30)	$(0.99)
Net income (loss) attributable to common stockholders per common share—diluted	$0.08	$(0.44)	$(0.76)	$(5.51)
Weighted average number of shares
Basic	485,833	471,739	480,165	474,081
Diluted	485,833	471,739	480,165	474,081
Dividends declared per common share	$—	$—	$—	$0.11
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(51,364)	$(361,230)	$(774,046)	$(3,484,280)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(4,391)	4,385	(6,578)	3,397
Available-for-sale debt securities	1,615	(2,446)	(331)	(3,535)
Cash flow hedges	—	(14)	1,285	(15)
Foreign currency translation	(35,739)	89,030	(112,626)	58,821
Net investment hedges	—	(414)	—	21,001
Other comprehensive income (loss)	(38,515)	90,541	(118,250)	79,669
Comprehensive loss	(89,879)	(270,689)	(892,296)	(3,404,611)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	7,269	(2,158)	15,743	(2,316)
Investment entities	(144,222)	(94,401)	(500,702)	(593,452)
Operating Company	2,539	(19,102)	(44,395)	(284,101)
Comprehensive income (loss) attributable to stockholders	$44,535	$(155,028)	$(362,942)	$(2,524,742)

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2020	$999,490	$4,821	$7,540,197	$(5,849,098)	$44,367	$2,739,777	$2,776,604	$188,188	$5,704,569
Net loss	—	—	—	(187,267)	—	(187,267)	(149,154)	(22,651)	(359,072)
Other comprehensive income	—	—	—	—	32,239	32,239	54,753	3,549	90,541
Fair value of noncontrolling interest assumed in asset acquisition	—	—	—	—	—	—	366,136	—	366,136
Equity awards issued, net of forfeitures	—	5	6,566	—	—	6,571	148	668	7,387
Shares canceled for tax withholdings on vested stock awards	—	(2)	(510)	—	—	(512)	—	—	(512)
Warrant issuance (Note 10)	—	—	20,240	—	—	20,240	—	—	20,240
Costs of noncontrolling interests	—	—	(6,287)	—	—	(6,287)	—	—	(6,287)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,101,099	—	1,101,099
Distributions to noncontrolling interests	—	—	—	—	—	—	(63,511)	—	(63,511)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(655)	—	4	(651)	(336)	987	—
Balance at September 30, 2020	$999,490	$4,824	$7,559,551	$(6,054,881)	$76,610	$2,585,594	$4,085,739	$170,741	$6,842,074

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(246,290)	—	(246,290)	(355,862)	(27,896)	(630,048)
Other comprehensive loss	—	—	—	—	(21,143)	(21,143)	(36,656)	(2,433)	(60,232)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(22,413)	—	(22,413)
Redemption of OP Units for class A common stock	—	—	16	—	—	16	—	(16)	—
Equity awards issued, net of forfeitures	—	48	16,536	—	—	16,584	308	1,308	18,200
Shares canceled for tax withholdings on vested equity awards	—	(11)	(7,707)	—	—	(7,718)	—	—	(7,718)
Contributions from noncontrolling interests	—	—	—	—	—	—	113,213	—	113,213
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,739)	—	(26,739)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(2,445)	—	76	(2,369)	4,682	(2,313)	—
Balance at March 31, 2021	999,490	4,878	7,576,873	(6,460,262)	101,056	2,222,035	4,003,905	124,397	6,350,337
Net income (loss)	—	—	—	(122,744)	—	(122,744)	36,616	(14,980)	(101,108)
Other comprehensive income (loss)	—	—	—	—	(15,818)	(15,818)	7,805	(1,625)	(9,638)
Shares issued pursuant to settlement liability (Note 13)	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 21)	—	—	2,028	—	(1,482)	546	(202,887)	—	(202,341)
Redemption of OP Units for class A common stock	—	—	1	—	—	1	—	(1)	—
Equity awards issued, net of forfeitures	—	2	10,194	—	—	10,196	308	1,067	11,571
Shares canceled for tax withholdings on vested equity awards	—	(13)	(9,166)	—	—	(9,179)	—	—	(9,179)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,540	—	24,540
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,678)	—	(33,678)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(4,530)	—	(81)	(4,611)	—	4,611	—
Balance at June 30, 2021	999,490	4,927	7,622,382	(6,601,522)	83,675	2,108,952	3,836,609	113,469	6,059,030

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2021	$999,490	$4,927	$7,622,382	$(6,601,522)	$83,675	$2,108,952	$3,836,609	$113,469	$6,059,030
Net income (loss)	—	—	—	61,357	—	61,357	(124,301)	4,311	(58,633)
Other comprehensive loss	—	—	—	—	(16,822)	(16,822)	(19,921)	(1,772)	(38,515)
Redemption of preferred stock (Note 9)	(83,385)	—	(2,865)	—	—	(86,250)	—	—	(86,250)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(149,515)	—	(149,515)
Redemption of OP Units for cash and class A common stock	—	5	1,085	—	—	1,090	—	(1,090)	—
Equity awards issued, net of forfeitures	—	12	7,351	—	—	7,363	308	903	8,574
Shares canceled for tax withholdings on vested stock awards	—	(3)	(1,670)	—	—	(1,673)	—	—	(1,673)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,292	—	24,292
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,584)	—	(51,584)
Preferred stock dividends	—	—	—	(17,456)	—	(17,456)	—	—	(17,456)
Reallocation of equity (Notes 2 and 10)	—	—	(731)	—	27	(704)	—	704	—
Balance at September 30, 2021	$916,105	$4,941	$7,625,552	$(6,557,621)	$66,880	$2,055,857	$3,515,888	$116,525	$5,688,270

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(774,046)	$(3,484,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	(5,090)
Paid-in-kind interest added to loan principal, net of interest received	8,492	(36,856)
Straight-line rent income	9,339	(13,916)
Amortization of above- and below-market lease values, net	5,151	(5,503)
Amortization of deferred financing costs and debt discount and premium, net	56,494	31,061
Equity method losses	78,444	334,648
Distributions of income from equity method investments	3,072	92,445
Allowance for doubtful accounts	3,640	8,655
Impairment of real estate and related intangibles and right-of-use asset	359,996	1,946,786
Goodwill impairment	—	594,000
Depreciation and amortization	498,513	439,463
Equity-based compensation	40,001	26,415
Unrealized settlement loss	—	3,890
Gain on sales of real estate, net	(49,232)	(15,261)
Payment of cash collateral on derivative	—	(771)
Deferred income tax benefit	(99,268)	(10,602)
Other loss, net	102,908	195,805
(Increase) decrease in other assets and due from affiliates	(92,223)	10,344
Increase (decrease) in accrued and other liabilities and due to affiliates	35,026	(16,764)
Other adjustments, net	(4,895)	(4,583)
Net cash provided by operating activities	181,412	89,886
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(411,593)	(289,091)
Return of capital from equity method investments	41,779	123,952
Acquisition of loans receivable and debt securities	(68,453)	—
Net disbursements on originated loans	(33,272)	(180,756)
Repayments of loans receivable	492,022	131,368
Acquisition of and additions to real estate, related intangibles and leasing commissions	(608,155)	(1,278,957)
Proceeds from sales of real estate	363,436	258,440
Proceeds from paydown and maturity of debt securities	544	4,479
Cash and restricted cash assumed by buyer upon sale of hotel portfolio in receivership	(35,098)	—
Proceeds from sale of equity investments	313,595	254,921
Investment deposits	(343)	(8,150)
Proceeds from sale of corporate fixed assets	14,946	—
Net receipts on settlement of derivatives	17,123	27,097
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price	—	(32,500)
Other investing activities, net	(833)	7,274
Net cash provided by (used in) investing activities	85,698	(981,923)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(56,105)	$(60,817)
Dividends paid to common stockholders	—	(106,510)
Repurchase of common stock	—	(24,749)
Payment of offering costs	—	(2,962)
Proceeds from issuance of exchangeable senior notes	—	291,000
Repayment of senior notes	(31,502)	(370,998)
Borrowings from corporate credit facility and securitized financing facility	345,000	600,000
Repayment of borrowings from corporate credit facility	(45,000)	(600,000)
Borrowings from secured debt	1,150,909	33,407
Repayments of secured debt	(1,103,172)	(323,150)
Payment of deferred financing costs	(30,358)	(8,530)
Contributions from noncontrolling interests	203,059	1,353,866
Distributions to and redemptions by noncontrolling interests	(129,790)	(261,314)
Contribution from Wafra (Note 10)	—	253,575
Redemption of preferred stock	(86,250)	(402,855)
Shares canceled for tax withholdings on vested equity awards	(18,570)	(6,738)
Net cash provided by financing activities	198,221	363,225
Effect of exchange rates on cash, cash equivalents and restricted cash	590	3,500
Net increase (decrease) in cash, cash equivalents and restricted cash	465,921	(525,312)
Cash, cash equivalents and restricted cash, beginning of period	963,008	1,424,698
Cash, cash equivalents and restricted cash, end of period	$1,428,929	$899,386
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2021	2020
Beginning of the period
Cash and cash equivalents	$703,544	$1,205,190
Restricted cash	67,772	674
Restricted cash included in assets held for disposition	191,692	218,834
Total cash, cash equivalents and restricted cash, beginning of period	$963,008	$1,424,698

End of the period
Cash and cash equivalents	$1,277,733	$658,446
Restricted cash	87,551	66,944
Restricted cash included in assets held for disposition	63,645	173,996
Total cash, cash equivalents and restricted cash, end of period	$1,428,929	$899,386
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
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
At September 30, 2021, the Company has $49 billion of total assets under management, including both third party capital and the Company's balance sheet, of which $38 billion is dedicated to digital real estate and infrastructure.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2021, the Company owned 90.5% of the OP, as its sole managing member. The remaining 9.5% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
The Company elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes.
Digital Transformation
Significant healthcare and economic challenges arising from the coronavirus disease 2019 pandemic, or COVID-19, reinforced the critical role and the resilience of the digital infrastructure sector in a global economy that is increasingly reliant on telecommunications and data transmission. Accordingly, in the second quarter of 2020, the Company determined to accelerate its previously announced shift to a digitally-focused strategy in order to better position the Company for growth. This digital transformation requires a rotation of the Company's traditional non-digital assets into digital-focused investments.
Following the successful exit of its hotel business in March 2021, the Company is now in the final stages of monetizing the remainder of its non-digital business to complete its digital transformation. This encompasses the Company's Wellness Infrastructure segment, and a substantial majority of the Company's other equity and debt ("OED") investments and its non-digital investment management ("Other IM") business, both of which previously resided in the Other segment.
The Company's completed disposition of its hotel business, and pending disposition of its OED investments, Other IM business and Wellness Infrastructure segment each represents a strategic shift in the Company's business that has or is expected to have a significant effect on the Company’s operations and financial results, and accordingly, each has met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as discontinued operations on the consolidated statements of operations (Note 12).
Accelerating the Monetization of Wellness Infrastructure and Other Segments
In September 2021 and June 2021, the Company entered into separate definitive agreements with third parties to sell (a) its Wellness Infrastructure business, that, along with other non-core assets, are held by the Company's subsidiary, NRF Holdco, LLC ("NRF Holdco"); and (b) a substantial majority of its OED investments and Other IM business.
In assessing the recovery of assets classified as held for disposition and discontinued operations, in particular considering the sales price for the Wellness Infrastructure assets, and for the OED investments and Other IM business, the Company wrote down the carrying value of these assets by $645.6 million in aggregate, of which $294.2 million was attributable to the OP. This was recorded within impairment loss, equity method loss and other loss in discontinued operations, as discussed further in Note 11.

Consummation of these dispositions is subject to customary closing conditions, including third party consents and additionally, regulatory approvals in relation to OED and Other IM, with no financing conditions attached to both dispositions. There can be no assurance that these dispositions will close in the timeframe contemplated or on the terms anticipated, if at all.
Wellness Infrastructure
The Wellness Infrastructure business is composed of senior housing, skilled nursing facilities, medical office buildings, and hospitals. Other assets and obligations held by NRF Holdco include primarily: (i) the Company's equity interest in and management of its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partner interests in private equity real estate funds; and (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco and its subsidiaries.
The sales price for 100% of the equity of NRF Holdco is $281.0 million, composed of $190.7 million in cash and $90.3 million unsecured promissory note (the "Seller Note"). The sale includes the acquirer's assumption of $2.6 billion of consolidated investment level debt, for which we own between 69.6% and 81.3% of the various healthcare portfolios, and $293.7 million of debt at NRF Holdco. The sales price will be adjusted for certain amounts contributed to, or distributed from, NRF Holdco prior to closing of the sale, with any adjustment to be applied pro rata to the cash portion and the Seller Note. The Seller Note matures five years from closing of the sale, accruing interest at a per annum rate of 6.5% in the period prior to two years from the closing date and 8.5% thereafter.
OED and Other IM
The OED investments and Other IM business that are under contract for sale are composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The aggregate sales price is approximately $535 million, subject to customary adjustments, including adjustments if consents with respect to certain assets cannot be obtained.
Internalization of BrightSpire Capital, Inc. (NYSE: BRSP)
In early April 2021, the Company and BRSP (formerly Colony Credit Real Estate, Inc. or CLNC) agreed to terminate the BRSP management agreement for a one-time termination payment of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of BRSP's management and operating functions (the "BRSP Internalization"), with certain of the Company's employees previously dedicated wholly or substantially to BRSP becoming employees of BRSP. In connection with the BRSP Internalization, BRSP's board of directors ceased to include Company-affiliated directors upon the expiration of such directors' terms in May 2021. The Company also entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders. The Company is prohibited from acquiring additional BRSP shares and currently holds a 29% equity ownership in BRSP following the sale of a portion of its BRSP shares in August 2021.
Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold 100% of the equity in its hotel subsidiaries which held five of the six hotel portfolios in the Hospitality segment and its 55.6% equity interest in a portfolio of limited service hotels in the Other segment that was previously acquired through a consensual foreclosure (the "THL Hotel Portfolio"), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of consolidated investment-level debt. In September 2021, the remaining interests in the THL Hotel Portfolio held by investment vehicles managed by the Company were sold to the same buyer. Also in September 2021, the remaining portfolio in the Hospitality segment that was in receivership was sold by the lender for no proceeds to the Company.

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
Contingent Consideration—Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business or a VIE is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. Contingent consideration in connection with the acquisition of assets (and that is not a VIE) is generally recognized when the liability is considered both probable and reasonably estimable, as part of the basis of the acquired assets.
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
The pending dispositions of the Wellness Infrastructure segment and a substantial majority of the OED investments and Other IM business in the Other segment; disposition of the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in the Other segment in March 2021; and disposition of the bulk industrial portfolio in December 2020, all represent strategic shifts that have or are expected to have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of June 2021, March 2021, September 2020, and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 12). Discontinued operations in prior periods include investments in the respective segments that have been disposed or otherwise resolved in those periods.
Reclassifications
Reclassifications were made related to discontinued operations as discussed in "—Discontinued Operations" above and to prior period segment reporting presentation as discussed in Note 19. Additionally, costs related to unconsummated transactions that were previously included within investment and servicing expense in prior periods have been reclassified into transaction-related costs on the consolidated statement of operations to conform to current period presentation. These reclassifications did not affect the Company's financial position, results of operations or cash flows.
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
Accounting Standards Pending Adoption
Amendment to Lessor Accounting
In July 2021, the FASB issued ASU No. 2021-5, Lessors—Certain Leases with Variable Lease Payments, which amends existing lease classification guidance for lessors to better reflect the economics of certain lease arrangements. The ASU requires a lease with variable lease payments that are not based upon a rate or index to be classified as an operating lease if classification as a direct financing lease or sales-type lease would have resulted in a loss to the lessor at lease commencement. A loss could have otherwise arisen even if the lease is expected to be profitable as the exclusion of these variable lease payments result in the recognition of a lower net investment in a lease relative to the carrying value of the underlying asset that is derecognized at the commencement of a direct financing or sales-type lease. Under the amended guidance, this uneconomic outcome is avoided because the classification as an operating lease does not result in a derecognition of the underlying asset by the lessor, and the recognition of variable lease payments earned and depreciation expense on the underlying asset will partially offset in earnings over time. The ASU is effective January 1, 2022 and can be applied either retrospectively to leases that commenced or were modified upon adoption of Topic 842, Leases, or prospectively to new or modified leases. The Company, as lessor, does not currently have any leases that would be subject to this amendment.
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
The Company and its co-investors have also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, including those associated with an add-on acquisition to the Vantage SDC portfolio described below, the costs of which will be borne by the previous owners of Vantage SDC, for estimated payments of approximately $350 million. It is anticipated that most, if not all, of the payments will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC entered into two tenant leases in 2021 related to a portion of the expansion capacity which triggered aggregate payments of $73.6 million. As part of the July 2020 acquisition, the Company had an option to purchase an additional data center in Santa Clara, California. In September 2021, the Company exercised the option and purchased the data center for $404.5 million in cash, funded through borrowings by Vantage SDC, and a deferred amount of $56.9 million to be paid upon future lease-up. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
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
Acquisitions by DataBank
In the third quarter of 2021, DataBank and its zColo portfolio each acquired a building in the U.S. for a combined $38.5 million, to be redeveloped into data centers.

Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, which may include incentive payments to employees for successful closing of the acquisitions.

	Asset Acquisitions
	2021			2020
(In thousands)	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France	Vantage SDC	zColo US and UK
Assets acquired and liabilities assumed
Cash	$—	$—	$—	$—	$266
Real estate	453,304	38,500	26,083	2,720,870	882,327
Intangible assets	81,728	—	8,702	765,137	303,119
Lease right-of-use ("ROU") and other assets	—	—	9,536	181,260	415,038
Debt	—	—	—	(2,060,307)	—
Intangible, lease and other liabilities	(56,889)	—	(11,303)	(82,350)	(419,262)
Fair value of net assets acquired	$478,143	$38,500	$33,018	$1,524,610	$1,181,488
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of estimated selling costs for real estate held for sale. Useful lives of real estate acquired range from 30 to 50 years for buildings and improvements, 7 to 21 years for site improvements, 12 to 20 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, with remaining lease terms ranging between 3 and 15 years.
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6% and 7.5%, with remaining lease terms ranging between 2 and 15 years.
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the estimated time it would require to execute a new lease or backfill a vacant space, discounted at rates between 5.5% and 11.5%, with estimated useful lives between 5 and 15 years.
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
•Trade name of zColo was valued based upon estimated savings from avoided royalty at a rate of 1%, discounted at 10.0%, with useful life of 1 year.
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

Other Real Estate Asset Acquisitions
Other real estate acquisitions include the following. Some of the acquired assets have been disposed, and all other remaining assets and associated liabilities were classified as held for disposition in 2021.
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
4. Real Estate
The following table summarizes the Company's real estate held for investment. Real estate held for disposition is presented in Note 11.

(In thousands)	September 30, 2021	December 31, 2020
Land	$206,296	$168,145
Buildings and improvements	1,221,810	966,839
Data center infrastructure	3,727,791	3,396,854
Construction in progress	76,683	38,210
	5,232,580	4,570,048
Less: Accumulated depreciation	(317,767)	(118,184)
Real estate assets, net	$4,914,813	$4,451,864
Real Estate Depreciation
Depreciation of real estate held for investment was $69.7 million and $36.6 million for the three months ended September 30, 2021 and 2020, respectively, and $211.3 million and $65.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Property Operating Income
Components of property operating income are as follows, excluding amounts related to discontinued operations (Note 12).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Lease income:
Fixed lease income	$153,173	$71,885	$454,560	$130,088
Variable lease income	22,065	15,075	68,152	20,871
	175,238	86,960	522,712	150,959
Data center service revenue	19,616	11,562	50,129	34,729
	$194,854	$98,522	$572,841	$185,688
For the nine months ended September 30, 2021, property operating income from a single tenant accounted for approximately 16.2% of the Company's total revenues from continuing operations, or approximately 7.8% based upon the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities. There was no similar tenant concentration in the nine months ended September 30, 2020.

5. Equity Investments
The Company's equity investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	September 30, 2021	December 31, 2020
Equity method investments
BRSP (1)	$269,444	$356,772
Other investment ventures	13,220	16,160
Company-sponsored private funds (2)	314,773	173,039
Investments under fair value option	—	28,540
	597,437	574,511
Other equity investments
Marketable securities	180,112	218,485
Other	15,516	—
	$793,065	$792,996
__________
(1)    Excludes approximately 461,000 shares and 3.1 million units in BRSP held by NRF Holdco that are included in assets held for disposition (Note 11), of the Company's aggregate holdings of 38.5 million shares and units in BRSP at September 30, 2021 (47.9 million at December 31, 2020).
(2)    Includes unrealized carried interest of approximately $82.0 million at September 30, 2021 and $12.7 million at December 31, 2020, a portion of which is shared with certain employees.
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
BRSP
The Company owns a 29% interest in BRSP at September 30, 2021 (36.4% at December 31, 2020), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. The following discussion encompasses all of the Company's interest in BRSP, including such interest held by NRF Holdco that is presented as held for disposition and discontinued operations.
Disposition—In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including a proportion of basis difference associated with the BRSP shares disposed, as discussed below).
OTTI—The Company determined there was no OTTI on its investment in BRSP in 2021. At September 30, 2021, the fair value of the Company's investment in BRSP, based upon its closing stock price of $9.39 per share, was in excess of its carrying value. In the second quarter of 2020, the Company had determined that its investment in BRSP was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $274.7 million, measured as the excess of carrying value of its investment in BRSP over market value of $336.5 million based upon BRSP's closing stock price of $7.02 per share on June 30, 2020.
Basis Difference—The impairment charges recorded by the Company on its investment in BRSP in 2020 and 2019 resulted in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings or reduced its share of net losses from BRSP by $41.4 million and $21.9 million for the three months ended September 30, 2021 and 2020, respectively, and $100.5 million and $49.8 million for the nine months ended September 30, 2021 and 2020, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods and the basis difference proportionate to the Company's ownership in BRSP that was disposed in August 2021. The remaining basis difference at September 30, 2021 was $177.0 million.
Investment and Lending Commitments
Sponsored Funds—At September 30, 2021, the Company has unfunded commitments of $116.7 million to the Company's sponsored funds in its flagship digital opportunistic strategy, Digital Colony Partners, LP ("DCP I") and Digital Colony Partners II, LP ("DCP II").
Loan Receivable—The Company's DataBank subsidiary has a lending commitment to a borrower, the funding of which is contingent on the borrower meeting certain criteria such as agreed upon benchmarks, financial and operating metrics and approved budgets. At September 30, 2021, the unfunded lending commitment was $25.0 million, of which the Company's share was $5.0 million, net of amounts attributable to noncontrolling interests in investment entities.

6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment is as follows at September 30, 2021 and December 31, 2020.

(In thousands)
Balance by reportable segment:
Digital Investment Management (1)	$298,248
Digital Operating	463,120
$761,368
__________
(1)    Goodwill of $140.5 million is deductible for income tax purposes.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	September 30, 2021			December 31, 2020
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,144,710	$(215,224)	$929,486	$1,046,095	$(81,547)	$964,548
Investment management intangibles (3)	164,188	(55,690)	108,498	164,188	(35,405)	128,783
Customer relationships and service contracts (4)	218,080	(36,998)	181,082	217,808	(13,546)	204,262
Trade names	26,400	(9,621)	16,779	41,900	(4,713)	37,187
Other (5)	6,818	(1,621)	5,197	6,200	(220)	5,980
Total deferred leasing costs and intangible assets	$1,560,196	$(319,154)	$1,241,042	$1,476,191	$(135,431)	$1,340,760
Intangible Liabilities
Lease intangible liabilities (2)	$44,080	$(9,321)	$34,759	$44,224	$(4,436)	$39,788
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net decrease to rental income (1)	$(726)	$(791)	$(2,169)	$(1,016)

Amortization expense
Deferred leasing costs and lease-related intangibles	$40,251	$32,532	$126,418	$52,629
Investment management intangibles	8,056	6,185	20,284	19,049
Customer relationships and service contracts	7,671	2,919	23,421	9,912
Trade name	1,645	1,098	20,408	3,294
Other	477	22	1,405	66
	$58,100	$42,756	$191,936	$84,950
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Net decrease to rental income	$(893)	$(1,401)	$(645)	$(522)	$(1,031)	$(62)	$(4,554)
Amortization expense	59,690	159,737	142,691	115,032	103,467	621,112	1,201,729

7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserve accounts that are maintained pursuant to requirements under the respective agreements governing the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2021	December 31, 2020
Straight-line rents	$22,315	$8,991
Investment deposits and pending deal costs	736	33,802
Prefunded capital expenditures for Vantage SDC	28,468	48,881
Deferred financing costs, net (1)	1,516	1,186
Derivative assets	1,179	99
Prepaid taxes and deferred tax assets, net	51,293	49,729
Operating lease right-of-use asset, net (2)	365,846	363,829
Finance lease right-of-use asset, net	134,449	143,182
Accounts receivable, net (3)	67,157	50,808
Prepaid expenses	24,108	19,897
Other assets	24,284	43,262
Fixed assets, net	18,252	21,246
Total other assets	$739,603	$784,912
__________
(1)    Deferred financing costs relate to revolving credit arrangements.
(2)    Net of impairment of $9.4 million at December 31, 2020 for corporate office leases as the Company determined there is a reduced need for office space based upon the Company's current operations and has abandoned certain leased spaces.
(3)    Includes primarily receivables from tenants and is presented net of immaterial allowance for doubtful accounts, where applicable.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2021	December 31, 2020
Deferred income (1)	$24,601	$23,870
Interest payable	21,902	13,653
Derivative liabilities	—	103,772
Current and deferred income tax liability	5,879	99,470
Operating lease liability	353,352	341,561
Finance lease liability	143,573	148,974
Accrued compensation	45,501	75,666
Accrued carried interest and incentive fee compensation	32,620	1,907
Accrued real estate and other taxes	15,808	6,658
Payable for Vantage SDC expansion capacity (Note 3)	115,713	—
Accounts payable and accrued expenses	129,172	120,683
Other liabilities	63,761	98,068
Accrued and other liabilities	$951,882	$1,034,282
__________
(1)    Represents primarily prepaid rental income and deferred management fees from digital investment vehicles. Deferred management fees of $4.3 million at September 30, 2021 and $6.1 million at December 31, 2020 is expected to be recognized as fee income over a weighted average period of 4.2 years and 1.9 years, respectively.

Deferred Income Tax
In the second quarter of 2021, the Company's DataBank subsidiary completed a restructuring of its operations to qualify as a REIT and anticipates electing REIT status for U.S. federal income tax purposes for the 2021 taxable year. As a REIT, DataBank would generally not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to its stockholders and maintains certain asset and income requirements. However, DataBank would continue to be subject to U.S. federal income taxes on income earned by any of its taxable subsidiaries. DataBank recorded a net deferred tax benefit of $66.8 million in the second quarter of 2021, reflecting principally the write-off of its deferred tax liabilities.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Secured Debt	Total Debt
September 30, 2021
Debt at amortized cost
Principal	$300,000	$500,000	$3,821,240	$4,621,240
Premium (discount), net	—	(7,099)	19,358	12,259
Deferred financing costs	(9,061)	(2,046)	(51,182)	(62,289)
	$290,939	$490,855	$3,789,416	$4,571,210
December 31, 2020
Debt at amortized cost
Principal	$—	$531,502	$3,424,130	$3,955,632
Premium (discount), net	—	(8,310)	24,544	16,234
Deferred financing costs	—	(2,670)	(38,207)	(40,877)
	$—	$520,522	$3,410,467	$3,930,989

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
September 30, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	5.0	$—	N/A	—	$300,000	3.93%	5.0
Convertible and exchangeable senior notes (4)	500,000	5.45%	2.9	—	N/A	N/A	500,000	5.45%	2.9
	800,000			—			800,000
Non-recourse
Secured Debt
Digital Operating	2,786,223	2.49%	4.1	1,031,017	4.06%	2.7	3,817,240	2.91%	3.7
Corporate and Other	—	N/A	N/A	4,000	1.23%	1.8	4,000	1.23%	1.8
	2,786,223			1,035,017			3,821,240
	$3,586,223			$1,035,017			$4,621,240
December 31, 2020
Recourse
Convertible and exchangeable senior notes (4)	$531,502	5.36%	3.4	$—	N/A	N/A	$531,502	5.36%	3.4
Secured debt (5)	32,815	5.02%	—	—	N/A	N/A	32,815	5.02%	—
	564,317			—			564,317
Non-recourse
Secured Debt
Digital Operating	2,132,852	2.54%	4.8	1,093,991	5.92%	4.4	3,226,843	3.69%	4.7
Corporate and Other	—	N/A	N/A	164,472	3.85%	0.1	164,472	3.85%	0.1
	2,132,852			1,258,463			3,391,315
	$2,697,169			$1,258,463			$3,955,632
__________
(1)    Calculated based upon outstanding debt principal at balance sheet date. For variable rate debt, weighted average interest rate is calculated based upon the applicable index plus spread at balance sheet date.
(2)    Calculated based upon anticipated repayment dates for notes issued under securitization financing; otherwise based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
(3)    Represent obligations of special-purpose subsidiaries of the OP as co-issuers and certain other special-purpose subsidiaries of DBRG, as further described below.
(4)    Excludes the 5.375% exchangeable senior notes issued by NRF Holdco as they are classified as held for disposition (Note 11).
(5)    The fixed rate recourse debt was secured by the Company's aircraft and was repaid in January 2021 upon sale of the aircraft.
Corporate Credit Facility
In July 2021, the Company repaid the outstanding balance and terminated its corporate credit facility, which was replaced with the Company's new securitized financing facility, as discussed below.
Prior to termination, the credit facility provided revolving commitments of $300 million based upon terms amended in May 2021 ($450 million at December 31, 2020), with the maximum amount available to be drawn limited by a borrowing base of certain investment assets, generally valued based upon a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the credit agreement). Advances under the credit facility accrued interest at a per annum rate equal to, at the Company’s election, either the 1-month London Interbank Offered Rate ("LIBOR") plus a margin of 2.75%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.75%. Unused commitments under the credit facility were subject to a commitment fee of 0.35% per annum.

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
The Class A-2 Notes bear interest at a rate of 3.933% per annum, payable quarterly. The VFN Notes bear interest generally based upon 3-month LIBOR (or an alternate benchmark as set forth in the purchase agreement of the VFN Notes) plus 3%. Unused amounts under the VFN Notes facility is subject to a commitment fee of 0.5% per annum. The final maturity date of the Class A-2 Notes is in September 2051, with an anticipated repayment date in September 2026. The anticipated repayment date of the VFN Notes is in September 2024, subject to two one-year extensions at the option of the Co-Issuers. If the Series 2021-1 Notes are not repaid or refinanced prior to their anticipated repayment date, or such date is not extended for the VFN Notes, interest will accrue at a higher rate and the Series 2021-1 Notes will begin to amortize quarterly.
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
Issuance of the Class A-2 Notes generated proceeds of $285.1 million, net of offering expenses and $5.4 million of interest reserve deposits. The Series 2021-1 Notes will provide funding for acquisition of digital infrastructure investments, satisfying commitments to sponsored funds, redemption or repayment of the Company's other higher cost corporate securities, and/or general corporate utilization. As of the date of this filing, the full $200 million under the VFN Notes is available to be drawn.

Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2021	December 31, 2020

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	—	31,502
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	130,435	July 21, 2023	300,000	300,000
								$500,000	$531,502
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
Exchange of Senior Notes into Common Shares
In October 2021, DBRG and the OP entered into a privately negotiated exchange agreement (the "Early Exchange Agreement") with certain noteholders of the 5.75% exchangeable notes. The parties to the Early Exchange Agreement agreed to an exchange transaction for which the original exchange ratio of 434.7826 shares per $1,000 of principal amount of notes was adjusted to account for savings on avoided future interest payments otherwise due to the noteholders. Pursuant to the Early Exchange Agreement, in October 2021, the Company exchanged approximately $44.0 million of the outstanding principal of the 5.75% exchangeable notes into 20,040,072 shares of the Company's class A common stock and paid approximately $0.7 million for accrued but unpaid interest.
Secured Debt
These are primarily investment level financing, which are non-recourse to the Company, and secured by underlying commercial real estate or loans receivable.
Digital Operating—In March 2021 and October 2020, DataBank and Vantage SDC, the Company's subsidiaries in the Digital Operating segment, raised $657.9 million and $1.3 billion of securitized notes at blended fixed rates of 2.32% and 1.81% per annum, with 5-year and 6-year maturities, respectively. In both instances, the proceeds were applied principally to refinance outstanding debt, which meaningfully reduced the overall cost of debt and extended debt maturities at DataBank and Vantage SDC.

In October 2021 and November 2021, DataBank and Vantage SDC each issued additional 5-year securitized notes of $332 million and $530 million at blended fixed rates of 2.43% and 2.17% per annum, respectively. Proceeds will be used by DataBank to repay borrowings on its credit facility and finance future acquisitions, and by Vantage SDC to replace its current bridge financing and fund capital expenditures on its September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
Other—In the third quarter of 2021, the Company entered into a $50.0 million credit facility to fund the acquisition of loans that are warehoused for a future securitization vehicle.
9. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	184	—
Repurchase of common stock, net (1)	—	(12,733)	—
Equity awards issued, net of forfeitures	—	9,721	—
Shares canceled for tax withholding on vested equity awards	—	(2,554)	—
Shares outstanding at September 30, 2020	41,350	481,662	734

Shares outstanding at December 31, 2020	41,350	483,406	734
Redemption of preferred stock	(3,450)	—	—
Shares issued upon redemption of OP Units	—	505	—
Conversion of class B to class A common stock	—	68	(68)
Shares issued pursuant to settlement liability (1)	—	5,954	—
Equity awards issued, net of forfeitures	—	6,198	—
Shares canceled for tax withholding on vested equity awards	—	(2,675)	—
Shares outstanding at September 30, 2021	37,900	493,456	666
__________
(1)    Shares repurchased in 2020 are presented net of reissuance of 964,160 shares of class A common stock in connection with a settlement liability. In 2021, the liability was settled through the reissuance of some of the repurchased shares that were held in a subsidiary (Note 13). Shares repurchased and not reissued were cancelled.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at September 30, 2021:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	11,500	115	$287,500	Currently redeemable
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			37,900	$379	$947,500
All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends on Series H, I and J of preferred stock are payable quarterly in arrears in January, April, July and October.
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
Redemption of Preferred Stock
In August 2021, the Company redeemed all of its outstanding 7.5% Series G preferred stock for $86.8 million using proceeds from its securitized financing facility. In October 2021, the Company issued notices of redemption for 2,560,000 shares of its 7.125% Series H preferred stock with redemption to be settled in November 2021 for approximately $64.4 million.
In January 2020, the Company settled the December 2019 redemption of its outstanding Series B and Series E preferred stock for $402.9 million.
All preferred stock redemptions are at $25.00 per share liquidation preference plus accrued and unpaid dividends prorated to their redemption dates. The excess or deficit of the $25.00 per share liquidation preference over the carrying value of the preferred stock redeemed results in an increase or decrease to net loss attributable to common stockholders, respectively.
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
The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company continues to monitor its financial performance and liquidity position, and will reevaluate its dividend policy as conditions improve.
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

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	3,053	395	(3)	13,961	15,821	33,227
Amounts reclassified from AOCI	—	(3,585)	—	225	(925)	(4,285)
AOCI at September 30, 2020	$12,334	$4,633	$(229)	$14,325	$45,547	$76,610

AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(2,948)	(297)	—	(28,950)	1,313	(30,882)
Amounts reclassified from AOCI	(2,998)	—	233	(20,221)	(1,375)	(24,361)
AOCI at September 30, 2021	$11,772	$5,775	$—	$3,661	$45,672	$66,880
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(12)	43,170	5,313	48,471
Amounts reclassified from AOCI	—	(95)	(873)	(968)
AOCI at September 30, 2020	$(1,017)	$25,162	$15,099	$39,244

AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(58,995)	—	(58,995)
Amounts reclassified from AOCI	1,030	810	—	1,840
AOCI at September 30, 2021	$—	$25,660	$15,099	$40,759
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Component of AOCI reclassified into earnings	2021	2020	2021	2020
Relief of basis of AFS debt securities	$—	$41	$—	$3,585
Release of foreign currency cumulative translation adjustments	—	21	20,221	(225)
Unrealized gain on dedesignated net investment hedges	—	—	—	552
Realized gain on net investment hedges	—	373	1,375	373
Realized loss on cash flow hedges	—	—	(233)	—
Release of equity in AOCI of equity method investments	2,998	—	2,998	—

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Nine Months Ended September 30,
(In thousands)	2021	2020
Redeemable noncontrolling interests
Beginning balance	$305,278	$6,107
Contributions	41,014	286,215
Distributions and redemptions	(13,865)	(2,775)
Net income (loss)	15,743	(2,316)
Ending balance	$348,170	$287,231
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
Pursuant to this strategic partnership, Wafra has assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DCP I, and has a $125.0 million commitment to DCP II that has been partially funded to-date. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis). Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock, with staggered strike prices between $2.43 and $6.00 for each warrant, exercisable until July 17, 2026. No warrants have been exercised to-date.
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the Digital IM Business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in the Digital IM Business in April 2021 based upon the Digital IM Business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization (as defined for the purpose of this computation) of $72.0 million as of December 31, 2020. The Compensation Committee of the Board of Directors has approved an allocation of 50% of the contingent consideration received from Wafra as additional bonus compensation to management, to be paid on behalf of certain employees to fund a portion of their share of capital contributions to the DCP funds as capital calls are made for these funds. Compensation expense is recognized over time based upon an estimated timeline for deployment of capital by the funds, which will correspond to the timing of capital calls to be funded by the Company on behalf of management.
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
Redemption of OP Units—The Company redeemed 505,367 OP Units during the nine months ended September 30, 2021 and 2,184,395 OP Units during the year ended December 31, 2020, with the issuance of an equal number of shares of class A common stock on a one-for-one basis.
11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). These assets and liabilities are composed of: (i) those held by NRF Holdco, predominantly related to Wellness Infrastructure assets and obligations; (ii) OED investments and intangible assets of the Other IM business, both of which previously resided in the Other segment; and (iii) prior to its disposition in March 2021, the Company's hotel business, with the remaining hotel portfolio that was in receivership sold by the lender in September 2021.

(In thousands)	September 30, 2021	December 31, 2020
Assets
Restricted cash	$63,645	$191,692
Real estate, net	3,814,809	8,179,025
Loans receivable	387,664	1,258,539
Equity and debt investments	791,418	944,483
Goodwill, deferred leasing costs and other intangible assets, net	144,048	275,954
Other assets	250,132	327,309
Due from affiliates	18,311	60,317
Total assets held for disposition	$5,470,027	$11,237,319

Liabilities
Debt, net (1)	$3,443,376	$7,352,828
Lease intangibles and other liabilities	388,187	533,688
Total liabilities related to assets held for disposition	$3,831,563	$7,886,516
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
Impairment of Assets Classified as Held for Disposition and Discontinued Operations
Real Estate and Related Intangible Assets—Real estate classified as held for disposition and discontinued operations that has been written down and carried at fair value totaled $3.7 billion at September 30, 2021 and $4.7 billion at December 31, 2020, generally representing fair value using Level 3 inputs. Impairment of real estate and related intangibles held for disposition was a reversal of $8.2 million and a charge of $143.4 million for the three months ended September 30, 2021 and 2020, respectively, and charges of $354.1 million and $1.93 billion for the nine months ended September 30, 2021 and 2020, respectively, reflected in discontinued operations (Note 12).
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
Equity Method Investments—Impairment on equity method investments classified as held for disposition and discontinued operations was $125.3 million and $26.0 million in the three months ended September 30, 2021 and 2020, respectively, and $182.9 million and $49.1 million in the nine months ended September 30, 2021 and 2020, respectively, reflected within equity method losses in discontinued operations (Note 12). Equity method investments that were impaired and written down to fair value during the nine months ended September 30, 2021 and year ended December 31, 2020 totaled $496.0 million and $701.8 million, respectively, at the time of impairment, representing fair value using Level 3 inputs. Impairment recorded in 2021 was based upon estimated recoverable values, including ADC loans accounted for as equity method investments. Significant impairment was also recorded on these ADC loans in the fourth quarter of 2020, previously driven by reduced future cash flow streams expected from these investments, primarily taking into consideration a combination of lower land values, delayed leasing, and/or offer prices in the current market, generally discounted at rates between 10% to 20%. Other impairment charges during 2020 were generally determined using estimated recoverable values for investments resolved or sold, investment values based upon projected exit strategies, or fair values based upon discounted expected future cash flows from the investments.
Assets Carried at Fair Value—These assets are composed of equity investments valued based upon NAV, and equity method investments and loans receivable for which the fair value option was elected. During the nine months ended September 30, 2021 when these assets were classified as held for disposition and discontinued operations, unrealized fair value losses were recognized in other loss of $3.1 million for equity investments and $94.3 million for loans receivable, and in equity method losses of $24.3 million for equity method investments (Note 12). Additional information is included in Note 13 under "—Level 3 Recurring Fair Values."

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
•Other—operations of substantially all of the OED investments and Other IM business that were previously in the Other segment, composed of various non-digital real estate, real estate-related equity and debt investments, general partner interests and management rights with respect to these assets, management of BRSP prior to termination of its contract, and underlying compensation and administrative costs for managing these assets.
•Hotel—operations of the Company's Hospitality segment and the THL Hotel Portfolio that was previously in the Other segment. In March 2021, the Company sold the equity in its hotel subsidiaries holding five of the six portfolios in the Hospitality segment, and the Company's 55.6% interest in the THL Hotel Portfolio which was deconsolidated upon sale. The remaining hotel portfolio that was in receivership was sold by the lender in September 2021.
•Industrial—operations of the bulk industrial portfolio prior to the sale of the Company's 50% interest and deconsolidation in December 2020.
Income (loss) from discontinued operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues
Property operating income	$196,302	$297,594	$607,172	$939,962
Interest income	4,469	13,578	17,703	64,975
Fee income	12,248	24,006	46,348	71,800
Other income	5,437	8,523	23,963	19,194
Revenues from discontinued operations	218,456	343,701	695,186	1,095,931
Expenses
Property operating expense	114,593	192,429	391,418	617,609
Interest expense	50,376	78,126	216,812	272,500
Transaction-related costs and investment expense	11,800	36,614	29,856	55,517
Depreciation and amortization	8,909	85,787	91,673	284,076
(Reversal of) impairment loss	(8,210)	148,130	358,137	2,524,658
Compensation and administrative expense	21,901	25,646	74,617	62,626
Expenses from discontinued operations	199,369	566,732	1,162,513	3,816,986
Other income (loss)
Gain on sale of real estate	514	12,248	49,232	15,261
Other gain (loss), net	98,286	(14,428)	40,262	(188,956)
Equity method losses	(125,565)	(80,289)	(189,824)	(31,155)
Loss from discontinued operations before income taxes	(7,678)	(305,500)	(567,657)	(2,925,905)
Income tax expense	(2,751)	(3,081)	(22,938)	(34,259)
Loss from discontinued operations	(10,429)	(308,581)	(590,595)	(2,960,164)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(85,741)	(120,299)	(346,205)	(581,204)
Noncontrolling interests in Operating Company	7,177	(18,680)	(23,354)	(235,917)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$68,135	$(169,602)	$(221,036)	$(2,143,043)

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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets
Marketable equity securities	$180,112	$—	$—	$180,112
AFS debt securities held for disposition	—	—	37,108	37,108
Other assets—derivative assets	—	1,179	—	1,179
Fair Value Option:
Loans held for investment	—	—	112,252	112,252
Loans held for disposition	—	—	387,664	387,664
Equity method investments held for disposition	—	—	115,753	115,753
December 31, 2020
Assets
Marketable equity securities	$218,485	$—	$—	$218,485
AFS debt securities held for disposition	—	—	28,576	28,576
Other assets—derivative assets	—	99	—	99
Fair Value Option:
Loans held for investment	—	—	36,797	36,797
Loans held for disposition	—	—	1,258,539	1,258,539
Equity method investments	—	—	28,540	28,540
Equity method investments held for disposition	—	—	153,259	153,259
Liabilities
Other liabilities—derivative liabilities	—	103,772	—	103,772
Other liabilities—settlement liability	—	—	24,285	24,285
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

The following tables summarize the balance of the N-Star CDO bonds.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
September 30, 2021	$55,618	$(24,882)	$6,372	$—	$37,108
December 31, 2020	46,561	(24,688)	6,703	—	28,576
The N-Star CDO bonds are included in the pending sale of NRF Holdco. There were no sales of N-Star CDO bonds during the nine months ended September 30, 2021 and year ended December 31, 2020.
These CDOs have long-dated stated maturities through 2037 and 2041, however, the Company expects the N-Star CDO bonds to have remaining future cash flows up to 2.3 years from September 30, 2021.
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
Changes in allowance for credit losses for AFS debt securities are presented below:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Allowance for credit losses
Beginning balance	$24,688	$—
Provision for credit losses	194	23,973
Ending balance	$24,882	$23,973
Credit losses were determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security. At September 30, 2021 and December 31, 2020, there were no AFS debt securities in unrealized loss position without allowance for credit loss.
Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain investments in foreign subsidiaries or equity method joint ventures (in EUR and in GBP), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed primarily to LIBOR and to a lesser extent, EURIBOR and GBP LIBOR). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively. At September 30, 2021 and December 31, 2020, notional amounts aggregated to the equivalent of $184.9 million and $350.5 million, respectively, for foreign exchange contracts, and the equivalent of $2.8 billion and $4.6 billion, respectively, for interest rate contracts, all of which were composed predominantly of non-designated economic hedges. The derivative instruments are subject to master netting arrangements with counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. Notwithstanding the conditions for right of offset may have been met, the Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Foreign currency contracts:
Realized gain transferred from AOCI to earnings	$—	$414	$1,520	$414
Unrealized gain transferred from AOCI to earnings (1)	—	—	—	1,485
Unrealized gain (loss) in earnings on non-designated contracts	1,457	(840)	1,129	(1,616)
Interest rate contracts:
Interest expense on designated contracts (2)	—	6	(20)	12
Unrealized loss in earnings on non-designated contracts	(13)	(197)	(248)	(123)
Realized loss transferred from AOCI to earnings	—	—	(1,328)	—
__________
(1)    The portion of derivative notional that is in excess of the beginning balance of the foreign denominated net investment is dedesignated upon a reassessment of the effectiveness of net investment hedges at period end.
(2)    Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.
Prior to January 2021, the Company had entered into a series of forward contracts on its shares in a third party real estate mutual fund in an aggregate notional amount of $119 million and a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap contracts were settled upon expiration in January 2021 through delivery of all of the Company's shares in the mutual fund, realizing an immaterial net loss upon settlement. The forwards and swaps were not designated accounting hedges. At December 31, 2020, the forwards and swaps were in a liability position of $102.7 million and $0.1 million, respectively. During the three and nine months ended September 30, 2020, the forwards and swaps had realized and unrealized fair value losses totaling $0.2 million and gains totaling $27.0 million, respectively, which were partially offset by an increase in NAV of $2.3 million and a decrease in NAV of $20.0 million, respectively, in the Company's investment in the mutual fund, both of which were recorded in other income on the consolidated statement of operations.
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
Settlement Liability
In March 2020, the Company entered into a cooperation agreement with Blackwells Capital LLC ("Blackwells"), a stockholder of the Company. Pursuant to the cooperation agreement, Blackwells agreed to a standstill in its proxy contest with the Company, and to abide by certain voting commitments, including a standstill with respect to the Company until the expiration of the agreement in March 2030 and voting in favor of the Board of Directors' recommendations until the third anniversary of the agreement.
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

	September 30, 2021			December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value less Unpaid Principal Balance
90 days or more past due or nonaccrual
Loans held for disposition	$224,274	$1,173,066	$(948,792)	$873,205	$2,159,538	$(1,286,333)

Level 3 Recurring Fair Values
Quantitative information about recurring Level 3 fair value assets are as follows.

		Valuation Technique	Key Unobservable Inputs	Input Value	Effect on Fair Value from Increase in Input Value (2)
Financial Instrument	Fair Value (In thousands)			Weighted Average(1) (Range)
September 30, 2021
AFS debt securities held for disposition	$37,108	Discounted cash flows	Discount rate	23.4% (5.8% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	112,252	Discounted cash flows	Discount rate	8.0% (4.7% - 11.3%)	Decrease
Loans held for disposition	387,664	Transaction price (4)	N/A	N/A	N/A
Equity method investments held for disposition	1,553	NAV (3)	N/A	N/A	N/A
Equity method investments held for disposition	114,200	Transaction price (4)	N/A	N/A	N/A

December 31, 2020
AFS debt securities held for disposition	$28,576	Discounted cash flows	Discount rate	28.9% (18.3% - 57.8%)	Decrease
Fair Value Option:
Loans held for investment	36,797	Discounted cash flows	Discount rate	8.7% (7.2% - 8.9%)	Decrease
Loans held for disposition	1,258,539	Discounted cash flows	Discount rate	13.3% (6.9% - 25.7%)	Decrease
Equity method investments	28,540	Discounted cash flows	Discount rate	30%	Decrease
Equity method investments held for disposition	2,472	NAV (3)	N/A	N/A	N/A
Equity method investments held for disposition	8,383	Discounted cash flows	Discount rate	19.3% (19.0% - 20.0%)	Decrease
Equity method investments held for disposition	142,404	Transaction price (4)	N/A	N/A	N/A
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

		Fair Value Option
(In thousands)	AFS Debt Securities	Loans Held for Investment and Held for Disposition	Equity Method Investments (including Held for Disposition)
Fair value at December 31, 2019	$54,859	$—	$222,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	2,979	156,179	4,614
Paydowns, distributions and sales	(4,542)	(131,365)	(900)
Change in accrued interest and capitalization of paid-in-kind interest	—	32,544	—
Transfer to held for disposition	—	(42,985)	—
Allowance for credit losses	(23,973)	—	—
Realized and unrealized losses in earnings, net	—	(289,283)	(66,418)
Other comprehensive income (loss) (1)	(1,425)	30,419	5,599
Fair value at September 30, 2020	$27,898	$1,325,144	$165,770

Net unrealized losses on instruments held at September 30, 2020
In earnings	$—	$(280,822)	$(66,418)
In other comprehensive loss	$(1,425)	N/A	N/A

Fair value at December 31, 2020	$28,576	$1,295,337	$181,799
Purchases, drawdowns, contributions and accretion	11,120	92,967	8
Paydowns, distributions and sales	(2,063)	(436,502)	(18,128)
Change in accrued interest and capitalization of paid-in-kind interest	—	11,630
Change in accounting method for equity interest	—	—	(27,626)
Deconsolidation of investment entities (Note 21)	—	(341,577)	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	(91,981)	(13,846)
Other	—	4,834	—
Other comprehensive loss (1)	(331)	(34,792)	(6,454)
Fair value at September 30, 2021	$37,108	$499,916	$115,753

Net unrealized losses on instruments held at September 30, 2021
In earnings	$—	$(42,148)	$(23,031)
In other comprehensive loss	$(331)	N/A	N/A
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

	September 30, 2021		December 31, 2020
(In thousands)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private fund—real estate	$12,064	$7,117	$15,680	$8,026
Non-traded REIT—real estate	26,041	—	18,272	—
Private fund—emerging market private equity	2,172	—	2,224	—
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
Fair Value Information on Financial Instruments Reported at Cost
Carrying amounts and estimated fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$290,939	$290,939	$290,939
Convertible and exchangeable senior notes	1,055,861	—	—	1,055,861	490,855
Secured debt	—	—	3,789,416	3,789,416	3,789,416
Debt related to assets held for disposition	—	—	3,443,376	3,443,376	3,443,376
December 31, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$898,231	$—	$—	$898,231	$520,522
Secured debt	—	—	3,407,175	3,407,175	3,410,467
Debt related to assets held for disposition	—	13,095	7,055,237	7,068,332	7,352,828
Debt—Senior notes were valued using the last trade price in active markets or unadjusted quoted price in non-active market for the senior note that is held for disposition. Fair value of the secured fund fee revenue notes and secured debt, including amounts held for disposition, was estimated by discounting expected future cash outlays at interest rates available to the Company for similar instruments. Junior subordinated debt that is held for disposition was valued based upon unadjusted quotations from a third party valuation firm, with such quotes derived using a combination of internal valuation models, comparable trades in non-active markets and other market data.
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $50.5 million at September 30, 2021 and $46.5 million at December 31, 2020. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At September 30, 2021 and December 31, 2020, the consolidated private funds had total assets of $215.3 million and $172.2 million, respectively, and total liabilities of $59.7 million and $41.8 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $362.4 million at September 30, 2021 and $214.4 million at December 31, 2020, included within equity and debt investments.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF Holdco had previously delegated the collateral management rights for certain sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $30.7 million at September 30, 2021 and $21.9 million at December 31, 2020, as described further in Note 13. These CDOs are included within assets held for disposition on the consolidated balance sheet (Note 11).
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
The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at September 30, 2021 and December 31, 2020. The Trusts are recorded as equity investments and the junior subordinated notes as debt, both classified as held for disposition on the consolidated balance sheet (Note 11).

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net loss allocated to common stockholders
Loss from continuing operations	$(40,935)	$(52,649)	$(183,451)	$(524,116)
Loss from continuing operations attributable to noncontrolling interests	34,157	34,984	96,810	113,458
Loss from continuing operations attributable to DigitalBridge Group, Inc.	$(6,778)	$(17,665)	$(86,641)	$(410,658)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	68,135	(169,602)	(221,036)	(2,143,043)
Preferred stock redemption	(2,865)	—	(2,865)	—
Preferred dividends	(17,456)	(18,517)	(54,488)	(56,507)
Net income (loss) attributable to common stockholders	41,036	(205,784)	(365,030)	(2,610,208)
Net income allocated to participating securities	(736)	—	—	(1,250)
Net income (loss) allocated to common stockholders—basic	40,300	(205,784)	(365,030)	(2,611,458)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net income (loss) allocated to common stockholders—diluted	$40,300	$(205,784)	$(365,030)	$(2,611,458)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	485,833	471,739	480,165	474,081
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	485,833	471,739	480,165	474,081
Income (Loss) per share—basic
Loss from continuing operations	$(0.06)	$(0.08)	$(0.30)	$(0.99)
Income (Loss) from discontinued operations	0.14	(0.36)	(0.46)	(4.52)
Net income (loss) attributable to common stockholders per common share—basic	$0.08	$(0.44)	$(0.76)	$(5.51)
Income (Loss) per share—diluted
Loss from continuing operations	$(0.06)	$(0.08)	$(0.30)	$(0.99)
Income (Loss) from discontinued operations	0.14	(0.36)	(0.46)	(4.52)
Net income (loss) attributable to common stockholders per common share—diluted	$0.08	$(0.44)	$(0.76)	$(5.51)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended September 30, 2021 and 2020, the effect of adding back $7.6 million and $8.2 million of interest expense, respectively, and 144,259,100 and 126,454,900 of weighted average dilutive common share equivalents, respectively; and (b) for the nine months ended September 30, 2021 and 2020, the effect of adding back $23.3 million and $22.4 million of interest expense, respectively, and 144,363,600 and 67,774,600 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 9,891,200 and 5,183,400 for the three months ended September 30, 2021 and 2020, respectively, and 11,170,700 and 4,250,400 for the nine months ended September 30, 2021 and 2020, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 10,903,700 and 10,111,300 for the three and nine months ended September 30, 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At September 30, 2021 and 2020, 51,955,100 and 53,076,700 of OP Units, respectively, were not included in the computation of diluted earnings per share for all periods presented.

16. Fee Income
The Company's digital real estate investment management platform manages capital on behalf of largely institutional investors in private funds and other investment vehicles for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Management fees	$47,719	$18,826	$115,185	$55,371
Incentive fees	1,313	—	6,396	—
Other fee income	1,194	1,088	3,245	3,794
Total fee income—affiliates	$50,226	$19,914	$124,826	$59,165
Management Fees—The Company earns management fees for the day-to-day operations and administration of its sponsored digital private funds and other digital investment vehicles, generally at an annual rate ranging from 0.3% to 1.5% of investors' committed capital during commitment or investment period, and thereafter, of contributed or invested capital.
Incentive Fees—The Company earns incentive fees from various managed accounts based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company is allocable to senior management, investment professionals, and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
17. Equity-Based Compensation
The Colony Capital, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2021, an aggregate 73.8 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Compensation expense (including $50, $358, $1,164 and $1,221 related to dividend equivalent rights)	$6,914	$4,997	$30,593	$16,439
Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2020	10,728,712	11,845,018	324,877	9,589,564	9,935,891	42,424,062	$2.78	$2.10
Granted	4,980,210	—	152,395	—	2,611,989	7,744,594	8.18	6.78
Vested	(6,424,981)	(1,383,762)	(350,087)	—	(1,175,333)	(9,334,163)	5.09	3.26
Forfeited	(166,553)	—	—	—	(871,467)	(1,038,020)	4.88	3.21
Unvested shares and units at September 30, 2021	9,117,388	10,461,256	127,185	9,589,564	10,501,080	39,796,473	3.69	2.59
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $7.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $61.1 million and $14.8 million for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $72.8 million, which is expected to be recognized over a weighted average period of 2.3 years.
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

Equity-based compensation related to BRSP awards granted by the Company to its employees was accelerated in 2021 as the awards fully vested upon termination of the BRSP management contract in April 2021. Equity-based compensation was an expense of $5.3 million and expense reversal of $1.3 million for the nine months ended September 30, 2021 and 2020, respectively, with corresponding amounts recognized in other income. The expense reversal occurred due to a decrease in BRSP's stock price in 2020. Amounts recorded in both years are reflected within discontinued operations (Note 12).
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
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for sale (Note 11):

(In thousands)	September 30, 2021	December 31, 2020
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$37,360	$17,141
Cost reimbursements and recoverable expenses	7,919	5,545
Employees and other affiliates	248	541
	$45,527	$23,227
Due to Affiliates
Employees and other affiliates	$228	$601
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
Such cost reimbursements, included in other income, totaled $3.1 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively.
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
NorthStar Healthcare Credit Facility—The Company provided NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million. In June 2021, the credit facility was extended from December 2022 to June 2023, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%, with no commitment fee for the unused portion. The credit facility was fully drawn in April 2020, reflected as amounts due from affiliates within assets held for sale at December 31, 2020 (Note 11), and was fully repaid in July 2021.
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

Separately, DataBank acquired all of zColo's colocation business in December 2020 and February 2021 from Zayo, which is a portfolio company of DCP I and other co-invest vehicles sponsored and managed by the Company.
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
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest allocation attributed to such investments by Messrs. Ganzi and Jenkins as general partner do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized and/or unpaid are included in noncontrolling interests on the balance sheet of $22.2 million at September 30, 2021 and $3.2 million at December 31, 2020. Carried interest allocated during the period are recorded as net income attributable to noncontrolling interests in the income statement totaling $18.3 million and $19.0 million for the three and nine months ended September 30, 2021, respectively. There were no amounts allocated in the corresponding periods in 2020.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At September 30, 2021 and December 31, 2020, such investments in consolidated investment vehicles and general partner entities totaled $19.0 million and $10.2 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.6 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.5 million for each of the three months ended September 30, 2021 and 2020, and $2.6 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Separately, prior to the sale of the Company's aircraft in January 2021, Thomas J. Barrack, Jr., the Company's former Executive Chairman, was provided use of the Company’s aircraft for personal travel. Pursuant to an agreement with a subsidiary of the Company, Mr. Barrack paid the Company for personal usage based upon the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.
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
19. Segment Reporting
The Company conducts its business through two reportable segments as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through Digital Colony Partners ("DCP") and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (20% DBRG ownership); and Vantage SDC, a stabilized hyperscale data center business (13% DBRG ownership). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) digital investment vehicles, the largest of which is in the DCP flagship funds, and seed investments in various strategies such as digital liquid and digital credit; and (ii) remaining non-digital investments, primarily in BRSP. Outside of its general partner interests, the Company's other equity interests in its sponsored and/or managed digital investment vehicles are considered to be incidental to its digital investment management business. The primary economics to the Company are represented by fee income and carried interest as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised. At this time, the remaining non-digital investments are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term. These other investment activities generate largely equity method earnings or losses and to a lesser extent, revenues in the form of interest income or dividend income from warehoused investments and consolidated investment vehicles. Effective the third quarter of 2021, these activities are no longer presented separately as the Digital Other and Other segments, which is consistent with and reflects management's focus on its core digital operations and overall simplification of the Company's business.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. Elimination adjustment pertains to fee income earned by the Digital Investment Management segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating segment and in Corporate and Other. Such adjustments amount to $1.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Effective the second quarter of 2021, segment results are presented before elimination of intercompany fees. Fee income in Digital IM and fee expense in Digital Operating and in Corporate and Other were previously eliminated within the respective segments.
All changes in segment presentation are reflected for all prior periods presented.

Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including selected income and expense items, reconciled to the consolidated statement of operations.

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Three Months Ended September 30, 2021
Total revenues	$53,796	$194,966	$3,412	$252,174
Property operating expense	—	80,226	—	80,226
Interest expense	2,250	29,839	7,806	39,895
Depreciation and amortization	8,242	120,458	486	129,186
Equity method earnings, including carried interest	59,196	—	6,173	65,369
Income tax benefit (expense)	(3,089)	(1,922)	15,984	10,973
Income (loss) from continuing operations	39,272	(71,822)	(8,385)	(40,935)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	16,870	(12,142)	(11,506)	(6,778)
Net income from discontinued operations attributable to DigitalBridge Group, Inc.				68,135
Net income attributable to DigitalBridge Group, Inc.				$61,357

Three Months Ended September 30, 2020
Total revenues	$20,397	$98,549	$4,071	$123,017
Property operating expense	—	37,544	—	37,544
Interest expense	—	18,589	11,410	29,999
Depreciation and amortization	6,427	73,032	1,105	80,564
Impairment loss	3,832	—	—	3,832
Equity method earnings, including carried interest	6,134	—	17,237	23,371
Income tax benefit (expense)	(144)	6,091	7,279	13,226
Income (loss) from continuing operations	3,799	(38,795)	(17,653)	(52,649)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	1,964	(5,082)	(14,547)	(17,665)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(169,602)
Net loss attributable to DigitalBridge Group, Inc.				$(187,267)

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Nine Months Ended September 30, 2021
Total revenues	$131,789	$573,261	$4,892	$709,942
Property operating expense	—	237,228	—	237,228
Interest expense	2,250	90,243	25,120	117,613
Depreciation and amortization	20,808	368,906	17,126	406,840
Equity method earnings, including carried interest	70,203	—	41,177	111,380
Income tax benefit (expense)	(7,970)	77,134	40,244	109,408
Income (loss) from continuing operations	62,721	(146,932)	(99,240)	(183,451)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	35,849	(22,592)	(99,898)	(86,641)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(221,036)
Net loss attributable to DigitalBridge Group, Inc.				$(307,677)

Nine Months Ended September 30, 2020
Total revenues	$60,545	$185,737	$14,758	$261,040
Property operating expense	—	72,505	—	72,505
Interest expense	—	36,161	33,774	69,935
Depreciation and amortization	19,635	131,634	4,118	155,387
Impairment loss	3,832	—	12,297	16,129
Equity method earnings (losses), including carried interest	6,295	—	(309,788)	(303,493)
Income tax benefit (expense)	(817)	14,494	14,683	28,360
Income (loss) from continuing operations	8,453	(78,472)	(454,097)	(524,116)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	6,047	(12,885)	(403,820)	(410,658)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(2,143,043)
Net loss attributable to DigitalBridge Group, Inc.				$(2,553,701)
Total assets and equity method investments of the reportable segments are summarized as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Investment Management	$600,362	$100,468	$490,632	$19,167
Digital Operating	7,382,098	—	6,926,634	—
Corporate and Other	1,990,494	496,969	1,545,975	555,344
	9,972,954	597,437	8,963,241	574,511
Assets held for disposition related to discontinued operations	5,470,027	714,033	11,237,319	879,729
	$15,442,981	$1,311,470	$20,200,560	$1,454,240
20. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of September 30, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

21. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $1,025 and $655	$332,703	$258,508
Cash received for income tax, net	7,913	36,098
Operating lease payments	51,088	21,022
Finance lease payments	11,481	—
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	$165,178	$109,597
Net cash provided by investing activities of discontinued operations	676,579	65,735
Net cash used in financing activities of discontinued operations	(528,035)	(293,805)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,899	$18,516
Improvements in operating real estate in accrued and other liabilities	29,324	19,806
Receivable from loan repayments and asset sales held in escrow	53,948	3,049
Operating lease right-of-use assets and lease liabilities established	23,366	14,683
Finance lease payments accrued	5,401	—
Redemption of OP Units for common stock	1,107	1,423
Assets and liabilities of investment entities liquidated or conveyed to lender (1)	—	172,927
Assets from real estate acquisitions, net of cash and restricted cash	—	3,597,271
Liabilities assumed in real estate acquisitions	—	2,142,657
Noncontrolling interests assumed in real estate acquisitions	—	366,136
Debt assumed by buyer in sale of real estate	44,148	—
Assets disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,572,825	—
Liabilities disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,644,226	—
Assets of investment entities deconsolidated (2)	351,022	—
Noncontrolling interests of investment entities deconsolidated (2)	374,815	—
__________
(1)    The Company indirectly conveyed the equity of certain of its wellness infrastructure borrower subsidiaries to an affiliate of the lender, which released the Company from all rights and obligations with respect to the assets and previously defaulted debt of these subsidiaries.
(2)    Represents (a) deconsolidation of noncontrolling interests upon sale of the Company's equity interests in investment entities (Note 12); and (b) deconsolidation of investment holding entities for which the Company is no longer the primary beneficiary as a result of reconsideration events in 2021, following which the Company accounts for its interests in these entities under the equity method (presented as held for disposition in Note 11).

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
•the Company's ability to complete anticipated monetizations of non-core assets within the timeframe and on the terms contemplated, if at all, and the impact of the completion of such sales;
•the impact of completed or anticipated initiatives related to our digital transformation, including the strategic investment by Wafra and the formation of certain other investment management platforms, on our company's growth and earnings profile;
•whether we will realize any of the anticipated benefits of our strategic partnership with Wafra, including whether Wafra will make additional investments in our Digital IM and Digital Operating segments;
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
•stability of the capital structure of our wellness infrastructure portfolio and OED portfolio;
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
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2021, we owned 90% of the Operating Company, as its sole managing member.
Our Business
Our vision is to establish the Company as a leading owner, operator and investment manager of digital infrastructure. We are currently the only global REIT that owns, manages, and/or operates across all major infrastructure components of the digital ecosystem including data centers, cell towers, fiber networks and small cells.
At September 30, 2021, the Company has $49 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet, of which $38 billion is dedicated to digital real estate and infrastructure.
The Company conducts its business through two reportable segments, as follows:
•Digital Investment Management ("Digital IM")—This business encompasses the investment and stewardship of third party capital in digital infrastructure and real estate. The Company's flagship opportunistic strategy is conducted through Digital Colony Partners ("DCP") and separately capitalized vehicles, while other strategies, including digital credit and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (20% DBRG ownership); and Vantage SDC, a stabilized hyperscale data center business (13% DBRG ownership). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
Digital Transformation
Following the successful exit of its hotel business in March 2021, the Company is now in the final stages of monetizing the remainder of its non-digital business to complete its digital transformation. This encompasses the Company's Wellness Infrastructure segment, and a substantial majority of the Company's other equity and debt ("OED") investments and its non-digital investment management ("Other IM") business, both of which previously resided in the Other segment.

The Company's completed disposition of its hotel business, and pending disposition of its OED investments, Other IM business and Wellness Infrastructure segment each represents a strategic shift in the Company's business that has or is expected to have a significant effect on the Company’s operations and financial results, and accordingly, each has met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets and the related operating results are presented as discontinued operations on the consolidated statements of operations (refer to Item 1. "Financial Statements" of this Quarterly Report).
Accelerating the Monetization of Wellness Infrastructure, OED and Other IM
In September 2021 and June 2021, the Company entered into separate definitive agreements with third parties to sell (a) its Wellness Infrastructure business, that, along with other non-core assets, are held by the Company's subsidiary, NRF Holdco, LLC ("NRF Holdco"); and (b) a substantial majority of its OED investments and Other IM business.
In assessing the recovery of assets classified as held for disposition and discontinued operations, in particular considering the sales price for the Wellness Infrastructure assets, and for the OED investments and Other IM business, the Company wrote down the carrying value of these assets by $646 million in aggregate, of which $294 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations (Note 11 to the consolidated financial statements).
Wellness Infrastructure
The Wellness Infrastructure business is composed of senior housing, skilled nursing facilities, medical office buildings, and hospitals. Other assets and obligations held by NRF Holdco include primarily: (i) the Company's equity interest in and management of its sponsored non-traded REIT, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare"), debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partner interests in private equity real estate funds; and (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco and its subsidiaries.
The sales price for 100% of the equity of NRF Holdco is $281.0 million, composed of $190.7 million in cash and $90.3 million unsecured promissory note (the "Seller Note"). The sale includes the acquirer's assumption of $2.6 billion of consolidated investment level debt, for which we own between 69.6% and 81.3% of the various healthcare portfolios, and $293.7 million of debt at NRF Holdco. The sales price will be adjusted for certain amounts contributed to, or distributed from, NRF Holdco prior to closing of the sale, with any adjustment to be applied pro rata to the cash portion and the Seller Note. The Seller Note matures five years from closing of the sale, accruing interest at a per annum rate of 6.5% in the period prior to two years from the closing date and 8.5% thereafter.
Consummation of the sale is subject to customary closing conditions, with no financing conditions, and is expected to close in the first half of 2022. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
OED and Other IM
The OED investments and Other IM business that are under contract for sale are composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The aggregate sales price is approximately $535 million, subject to customary adjustments, including adjustments if consents with respect to certain assets cannot be obtained.
Consummation of the sale is subject to customary closing conditions, including third party consents and regulatory approvals, with no financing conditions. In October 2021, a joint venture partner applied in Ireland for an injunction to delay the closing and a temporary injunction was granted pending a hearing in November 2021. The outcome of the hearing may delay the closing and/or impact the Company's ability to close the sale. There can be no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
Internalization of BrightSpire Capital, Inc. (NYSE: BRSP)
In early April 2021, the Company and BRSP (formerly Colony Credit Real Estate, Inc. or CLNC) agreed to terminate the BRSP management agreement for a one-time termination payment of $102.3 million in cash. The transaction closed on April 30, 2021, resulting in the internalization of BRSP's management and operating functions (the "BRSP Internalization"), with certain of the Company's employees previously dedicated wholly or substantially to BRSP becoming employees of BRSP. In connection with the BRSP Internalization, BRSP's board of directors ceased to include Company-affiliated directors upon the expiration of such directors' terms in May 2021. The Company also entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least

10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders. The Company is prohibited from acquiring additional BRSP shares and currently holds a 29% equity ownership in BRSP following the sale of a portion of its BRSP shares in August 2021.
Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold 100% of the equity in its hotel subsidiaries which held five of the six hotel portfolios in the Hospitality segment and its 55.6% equity interest in a portfolio of limited service hotels in the Other segment that was previously acquired through a consensual foreclosure (the "THL Hotel Portfolio"), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of consolidated investment-level debt. In September 2021, the remaining interests in the THL Hotel Portfolio held by investment vehicles managed by the Company were sold to the same buyer. Also in September 2021, the remaining portfolio in the Hospitality segment that was in receivership was sold by the lender for no proceeds to the Company.
Significant Developments
Through the date of this filing, significant developments in 2021 affecting our business and results of operations included the following.
Financing
•Securitized Financing Facility—In July 2021, our corporate credit facility was terminated and replaced with $500 million aggregate principal amount of Series 2021-1 Secured Fund Fee Revenue Notes issued by subsidiaries of the OP (the "Co-Issuers"), composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $200 million Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN Notes” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN Notes allow the Co-Issuers to borrow on a revolving basis. Proceeds from issuance of the Class A-2 Notes of $285 million, net of offering costs and $5.4 million of interest reserve deposit, will be used for acquisition of digital infrastructure investments, funding of commitments to sponsored funds, redemption or repayment of other higher cost corporate securities, and/or general corporate purposes.
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
•Preferred Stock—We redeemed all of our outstanding 7.5% Series G preferred stock in August 2021 for $86.8 million using proceeds from our securitized financing facility, which lowered our cost of corporate debt by approximately 350 basis points. Additionally, we issued notices of redemption in October 2021 for 2.6 million shares or 22% of our 7.125% Series H preferred stock with redemption to be settled in November 2021 for $64.4 million. Redemption amounts include accrued and unpaid dividends through the redemption date.
•Senior Notes—In October 2021, we exchanged approximately $44 million of the outstanding principal of the 5.75% exchangeable notes into approximately 20 million shares of class A common stock, which will result in future interest savings.

Digital Business
Digital IM
•In February 2021, we announced the first closing of DCP II, our second flagship digital infrastructure fund. As of November 4, 2021, DCP II has total commitments of $8.1 billion (inclusive of $120 million of our commitments as limited partner and general partner).
Digital Operating
•Our DataBank subsidiary completed its restructuring in the second quarter of 2021 and expects to elect REIT status for the 2021 taxable year, resulting in a write-off of $67 million of net deferred tax liabilities.
•In February 2021, we completed the add-on acquisition of zColo's remaining five data centers in France for $33 million.
•We acquired an additional data center and build-out of expansion capacity within the Vantage SDC portfolio, including lease-up of the expanded capacity and existing inventory, for aggregate payments of $478 million, funded primarily through borrowings by Vantage SDC.
•In March 2021 and October 2021, DataBank raised $658 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds will be used to repay borrowings on its credit facility and finance future acquisitions.
•In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended per annum fixed rate of 2.17%. Proceeds will be applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
Other
◦DCP II, together with other third party co-invest capital, acquired a digital communications infrastructure business in October 2021. No capital was drawn from DBRG's balance sheet to bridge the financing for this acquisition and DBRG's previous commitment to a preferred equity investment has been cancelled.
Non-Digital Assets
•In the first half of 2021, we determined we would accelerate the monetization of our remaining non-digital assets in Wellness Infrastructure, OED and Other IM.
•In September 2021 and June 2021, we entered into separate definitive agreements to sell (i) NRF Holdco, which holds our Wellness Infrastructure business, for $281 million; and (ii) a substantial majority of our OED investments and Other IM business for approximately $535 million.
•Based upon recoverable values, in particular, the sales price for the Wellness Infrastructure assets, OED investments and Other IM business, the carrying values of these assets were written down in for an aggregate $646 million, of which $294 million was attributable to the OP, included in discontinued operations.
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
•In March 2021, we sold five of the six hotel portfolios in our Hospitality segment and our 55.6% interest in the THL Hotel Portfolio in the Other segment, generating net proceeds of $45.6 million. The transaction was valued at $2.8 billion, including aggregate selling price of $67.5 million and the buyer's assumption of $2.7 billion of consolidated investment-level debt. The remaining one hotel portfolio that was in receivership was sold by the lender in September 2021 for no proceeds to us.
•In August 2021, we sold 9.5 million BRSP shares for net proceeds of approximately $82 million.

•In April 2021, we received proceeds from the sale of the two largest assets securing our Irish loan portfolio, which were applied to repay $305 million of our outstanding loan receivable and extinguish the full $155 million of debt financing the portfolio. This removed all encumbrances on the remaining assets in the portfolio. Our share of excess net proceeds was $103.5 million. The Irish loan portfolio is composed of distressed loans that were previously acquired at a discount.
•For all current and prior periods presented, all non-digital assets that have been disposed or subject to planned disposition and associated liabilities (excluding our interest in BRSP other than BRSP shares and units held by NRF Holdco) are presented as held for disposition, and the related operating results are presented as discontinued operations (Notes 11 and 12 to the consolidated financial statements).
Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1) (In billions)		FEEUM (2) (In billions)
Type	Products	Description	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Digital
Third Party Managed Capital
Institutional Funds	Digital Colony Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$14.2	$9.3	$10.2	$7.0
	Liquid securities strategy		0.6	0.5	0.5	0.4
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	11.4	9.9	3.2	2.6
	Digital real estate and infrastructure held by portfolio companies		10.1	8.9	2.6	2.8
			36.3	28.6	16.5	12.8
Balance Sheet Capital (3)
Digital Operating			1.2	1.1	NA	NA
Other			0.3	0.3	NA	NA
Total Digital			37.8	30.0	16.5	12.8
Non-Digital (4)
Third Party Managed Capital			8.2	13.4	4.4	7.2
Balance Sheet Capital (3)			3.4	8.6	NA	NA
Total Company			$49.4	$52.0	$20.9	$20.0
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
(4)    Represents predominantly assets held for disposition and discontinued operations.

Total FEEUM increased $0.9 billion from December 31, 2020 to $20.9 billion at September 30, 2021.
•Digital FEEUM increased $3.7 billion to $16.5 billion, attributable primarily to the successful fundraising for DCP II and to a lesser extent, additional capital from co-investment vehicles, both of which were partially offset by a lower DCP I FEEUM as the fee base of DCP I changed from committed capital to net capital contributions following the closing of DCP II. In the nine months ended September 30, 2021, DCP II has raised $2.7 billion of capital, with an additional $1.3 billion through November 4, 2021.
•Non-digital FEEUM decreased $2.8 billion, driven by the termination of our management agreement with BRSP in April 2021, for which we received a one-time termination fee of $102.3 million. Sales and fair value decreases in investments held by our distressed credit funds further contributed to a lower non-digital FEEUM. Our management contract with these funds and with NorthStar Healthcare will be sold in conjunction with the disposition of our Other IM business and of NRF Holdco, respectively.
Total AUM decreased $2.6 billion from December 31, 2020 to $49.4 billion at September 30, 2021.
•This was driven by a significant decrease in our non-digital balance sheet capital in 2021, attributed to the sale of our hospitality business, along with sales and fair value decreases in OED investments. Upon completing the pending disposition of a substantial majority of our OED investments and of NRF Holdco, we expect our balance sheet capital to be fully rotated to digital by mid-2022.
•In 2021, we have made significant progress in the digital rotation of our investment management business. As of September 30, 2021, Digital AUM at $36.3 billion, following a $7.8 billion increase in 2021, represents 77% of our total AUM, up from 58% at December 31, 2020.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Continuing Operations

Total revenues
Digital Investment Management	$53,796	$20,397	$33,399	$131,789	$60,545	$71,244
Digital Operating	194,966	98,549	96,417	573,261	185,737	387,524
Corporate and Other(1)	3,412	4,071	(659)	4,892	14,758	(9,866)
	$252,174	$123,017	129,157	$709,942	$261,040	448,902

Income (loss) from continuing operations
Digital Investment Management	$39,272	$3,799	$35,473	$62,721	$8,453	$54,268
Digital Operating	(71,822)	(38,795)	(33,027)	(146,932)	(78,472)	(68,460)
Corporate and Other	(8,385)	(17,653)	9,268	(99,240)	(454,097)	354,857
	$(40,935)	$(52,649)	11,714	$(183,451)	$(524,116)	340,665

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$16,870	$1,964	$14,906	$35,849	$6,047	$29,802
Digital Operating	(12,142)	(5,082)	(7,060)	(22,592)	(12,885)	(9,707)
Corporate and Other	(11,506)	(14,547)	3,041	(99,898)	(403,820)	303,922
	$(6,778)	$(17,665)	10,887	$(86,641)	$(410,658)	324,017
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Corporate and Other.
Revenues
Total revenues increased $129.2 million quarter-to-date and $448.9 million year-to-date, or over 100%.
•Digital Investment Management—Revenues from our investment management business grew 164% to $53.8 million quarter-to-date and 118% to $131.8 million year-to-date as a result of significant growth in our Digital IM FEEUM from $8.5 billion at September 30, 2020 to $16.5 billion at September 30, 2021 following successful fundraising for DCP II and co-invest vehicles, including capital raised alongside our balance sheet for new acquisitions in Digital Operating. The third quarter of 2021 also included a catch-up of DCP II inception-to-date fee income for significant commitments that closed during the period.
•Digital Operating—2021 includes revenues from acquisition of Vantage SDC's 12 hyperscale data centers (13% DBRG ownership) in July 2020 and zColo's 44 colocation data centers (through our subsidiary, DataBank, 20% DBRG ownership) in December 2020 and February 2021.
Income (loss) from continuing operations
•Digital Investment Management—In addition to higher fee income in 2021, the third quarter of 2021 also recorded significant unrealized carried interest income, of which generally 65% is allocated to management, investment professionals and certain other employees.
•Digital Operating—Our Digital Operating segment generally records a net loss, reflecting the effects of real estate depreciation. In year-to-date 2021, net loss in Digital Operating was reduced by a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year. We present our supplemental operating results measure of earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre") for Digital Operating under "—Non-GAAP Measures".
•Corporate and Other—Net losses generally reflect corporate level costs that have not been allocated to our reportable segments. In the year-to-date period, however, the large net losses were driven by impairment of our various other equity investments, primarily BRSP in which we recorded a $254.5 million charge in June 2020.

Key components of revenue and income (loss) from continuing operations are discussed in more detail below.
Comparison of Three and Nine Months September 30, 2021 to Three and Nine Months September 30, 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues
Property operating income	$194,854	$98,522	$96,332	$572,841	$185,688	$387,153
Interest income	3,086	1,258	1,828	5,259	5,164	95
Fee income	50,226	19,914	30,312	124,826	59,165	65,661
Other income	4,008	3,323	685	7,016	11,023	(4,007)
Total revenues	252,174	123,017	129,157	709,942	261,040	448,902
Expenses
Property operating expense	80,226	37,544	42,682	237,228	72,505	164,723
Interest expense	39,895	29,999	9,896	117,613	69,935	47,678
Investment expense	7,263	4,489	2,774	20,027	9,228	10,799
Transaction-related costs	936	3,311	(2,375)	2,618	3,992	(1,374)
Depreciation and amortization	129,186	80,564	48,622	406,840	155,387	251,453
Impairment loss	—	3,832	(3,832)	—	16,129	(16,129)
Compensation expense, including carried interest	87,669	37,312	50,357	222,887	119,996	102,891
Administrative expenses	28,933	16,551	12,382	75,234	57,129	18,105
Settlement loss	—	—	—	—	5,090	(5,090)
Total expenses	374,108	213,602	160,506	1,082,447	509,391	573,056
Other income (loss)
Other gain (loss), net	4,657	1,339	3,318	(31,734)	(632)	(31,102)
Equity method earnings (losses), including carried interest	65,369	23,371	41,998	111,380	(303,493)	414,873
Loss before income taxes	(51,908)	(65,875)	13,967	(292,859)	(552,476)	259,617
Income tax benefit	10,973	13,226	(2,253)	109,408	28,360	81,048
Loss from continuing operations	(40,935)	(52,649)	11,714	(183,451)	(524,116)	340,665
Loss from discontinued operations	(10,429)	(308,581)	298,152	(590,595)	(2,960,164)	2,369,569
Net loss	(51,364)	(361,230)	309,866	(774,046)	(3,484,280)	2,710,234
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	7,269	(2,158)	9,427	15,743	(2,316)	18,059
Investment entities	(124,301)	(149,154)	24,853	(443,547)	(640,955)	197,408
Operating Company	4,311	(22,651)	26,962	(38,565)	(287,308)	248,743
Net income (loss) attributable to DigitalBridge Group, Inc.	61,357	(187,267)	248,624	(307,677)	(2,553,701)	2,246,024
Preferred stock redemption	2,865	—	2,865	2,865	—	2,865
Preferred stock dividends	17,456	18,517	(1,061)	54,488	56,507	(2,019)
Net income (loss) attributable to common stockholders	$41,036	$(205,784)	246,820	$(365,030)	$(2,610,208)	2,245,178

Property Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Operating
Property operating income
Lease income	$175,238	$86,960	$88,278	$522,712	$150,959	$371,753
Data center service revenue	19,616	11,562	8,054	50,129	34,729	15,400
	$194,854	$98,522	96,332	$572,841	$185,688	387,153

Property operating expense	$80,226	$37,544	42,682	$237,228	$72,505	164,723
Property operating income and expense amounts are higher in 2021, which includes the operating results of zColo's 44 colocation data centers, acquired in December 2020 and February 2021, Vantage SDC's 12 hyperscale data centers, acquired in July 2020, and additional lease-up of expanded capacity and existing inventory in Vantage in 2021.
Total real estate carrying value in our Digital Operating segment stood at $4.91 billion at September 30, 2021 compared to $4.45 billion at December 31, 2020.
Our portfolio includes 68 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	September 30, 2021	December 31, 2020
Number of data centers
Owned	26	25
Leasehold	51	46
	77	71
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet (1)	1,820	1,720
Leased Square Feet (1)	1,467	1,386
% Utilization Rate (% Leased) (1)	80.6%	80.6%
__________
(1)    Excludes data centers that are not held for the entire period during the most recent quarter; in this case, one data center that was acquired during the quarter ended September 30, 2021.
On a same store basis, property operating income and expense also increased quarter-to-date and year-to-date, reflecting an increase in rentable square footage. Additionally, in the year-to-date period, higher power costs were incurred in connection with inclement weather conditions, with the incremental cost billed to our colocation tenants.
Interest Income
Interest income was $1.8 million higher quarter-to-date and largely consistent in the year-to-date period. In 2021, there was additional interest income from new loans originated or acquired that are being warehoused for future investment vehicles in our digital credit strategy. However, for the year-to-date period, this increase was largely offset by lower interest income on available cash in 2021 as proceeds from the sale of our light industrial business in December 2019 have since been redeployed.
Fee Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Investment Management
Management fees	$47,719	$18,826	$28,893	$115,185	$55,371	$59,814
Incentive fees	1,313	—	1,313	6,396	—	6,396
Other fee income	1,194	1,088	106	3,245	3,794	(549)
	$50,226	$19,914	30,312	$124,826	$59,165	65,661

Fee income was higher by $30.3 million quarter-to-date and $65.7 million year-to-date. The increase was driven by: (i) fundraising for DCP II beginning November 2020, partially offset by lower fees from DCP I in 2021 with a change in its fee base from committed capital to net contributed capital following the closing of DCP II; and (ii) incentive fees earned based upon the performance of managed third party accounts in our digital liquid strategy. In particular, there was a larger contribution of fee income from DCP II in the third quarter of 2021 following the closing of $1.0 billion of commitments during this period and a catch-up of inception-to-date fee income for the new investors.
Other Income
There was a marginal increase in other income quarter-to-date. In the year-to-date period, other income decreased $4.0 million, which can be attributed primarily to lower cost reimbursements from our investment holding entities.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Investment Management	$2,250	$—	$2,250	$2,250	$—	$2,250
Digital Operating	29,839	18,589	11,250	90,243	36,161	54,082
Other investment-level debt	268	—	268	268	—	268
Corporate-level debt	7,538	11,410	(3,872)	24,852	33,774	(8,922)
	$39,895	$29,999	9,896	$117,613	$69,935	47,678
Digital Investment Management—This represents interest expense from our securitized financing facility beginning in July 2021 as the $300 million term loan is attributed largely to the Digital IM segment.
Digital Operating—The increase of $11.3 million quarter-to-date and $54.1 million year-to-date is attributed to interest expense incurred on debt financing the zColo portfolio, acquired in December 2020, and an additional acquisition by DataBank in the third quarter of 2021, interest expense from our securitized financing facility which is partially allocated to the Digital Operating segment, and for the year-to-date period, debt financing the Vantage SDC portfolio, acquired in July 2020. This increase was partially offset by lower interest expense on the DataBank portfolio following its March 2021 securitization transaction which meaningfully reduced its cost of debt. DataBank's weighted average interest rate was 6.1% per annum as of December 31, 2020 and 2.4% per annum as of March 2021 post-securitization.
Overall, at September 30, 2021, our data center portfolio was financed by an aggregate $3.82 billion of outstanding debt principal ($3.23 billion at December 31, 2020), bearing a combined weighted average interest rate of 2.91% per annum (3.69% per annum at December 31, 2020).
Other Investment-level Debt—This represents primarily interest expense from our securitized financing facility that is partially allocated to our digital credit and digital liquid investments on the balance sheet.
Corporate-level Debt—Interest expense was $3.9 million lower quarter-to-date and $8.9 million lower year-to-date. This can be attributed to a higher average outstanding balance in 2020 on our corporate credit facility which was terminated in July 2021, and additionally, for the year-to-date period, a proportional write-off of deferred financing costs in June 2020 to reflect a previous reduction in the corporate credit facility amount. This decrease was partially offset by a net increase in interest expense on our senior notes, with a higher interest rate on the new exchangeable notes issued in July 2020 (5.75% per annum) relative to the convertible notes that were substantially repurchased in the third quarter of 2020 and fully repaid in January 2021 (3.875% per annum).
Investment Expense
Investment expense was $2.8 million higher quarter-to-date and $10.8 million higher year-to-date. The increase was related primarily to management fees paid to Vantage for the day-to-day operations of Vantage SDC beginning the end of July 2020, fees paid in 2021 for transitional services in connection with the zColo portfolio, and reimbursable due diligence costs incurred in our investment management business.
Transaction-Related Costs
Transaction-related costs were generally in connection with unconsummated investments and corporate restructuring transactions.

Depreciation and Amortization
Increase in depreciation and amortization expense is primarily related to real estate and intangible assets from acquisition of Vantage SDC in July 2020, including additional lease-up of expanded capacity and existing inventory in 2021, and zColo in December 2020.
Impairment Loss
Impairment loss in 2020 reflects: (i) reduced cash flows from the original Vantage management contract, which was replaced by a new fee stream from third party capital that was raised in our acquisition of Vantage SDC from its existing owners; and (ii) write down to recoverable value on the corporate aircraft prior to its sale in January 2021.
Compensation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Cash compensation and benefits	$49,019	$31,403	$17,616	$152,325	$102,645	$49,680
Equity-based compensation	6,914	4,997	1,917	30,593	16,439	14,154
Incentive and carried interest compensation	31,736	912	30,824	39,969	912	39,057
	$87,669	$37,312	50,357	$222,887	$119,996	102,891
Total compensation expense was $50.4 million higher quarter-to-date and $102.9 million higher year-to-date, driven primarily by:
•significant severance payments, including acceleration of equity-based compensation in the first quarter of 2021; and
•incentive and carried interest compensation accrued in 2021, representing a portion of incentive fees earned and unrealized carried interest from our managed accounts and sponsored investment vehicles that are shared with management and certain employees.
Unlike incentive fees and related compensation which have been earned, unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
Administrative Expenses
Administrative expense increased $12.4 million quarter-to-date and $18.1 million year-to-date, attributable largely to administrative costs associated with our new zColo portfolio, growth in our Digital Operating business, placement fees incurred in fundraising for DCP II, higher professional fees, and costs incurred in connection with our 2021 investor conference.
Settlement Loss
Settlement loss recognized in 2020 represents the initial fair value of the settlement arrangement with Blackwells and the reimbursement of legal costs incurred by Blackwells. Refer to additional discussion in Note 13 to the consolidated financial statements.
Other Gain (Loss)
The large year-to-date loss in 2021 can be attributed to a write-off of an equity investment in the second quarter of 2021 that was determined to be unrecoverable. Additionally, we recorded losses from increase in value of the Blackwells settlement liability in all periods prior to its settlement in June 2021 based upon an increase in the DBRG stock price, which was more pronounced in 2021 (refer to Note 13 to the consolidated financial statements).
During 2021, however, there were also fair value increases in our marketable equity securities, held primarily by our consolidated digital liquid securities funds. Unlike the year-to-date period, these gains were not offset by various other losses in the third quarter of 2021.

Equity Method Earnings (Losses)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Investment Management	$59,196	$6,134	$53,062	$70,203	$6,295	$63,908
Other	6,173	17,237	(11,064)	41,177	(309,788)	350,965
	$65,369	$23,371	41,998	$111,380	$(303,493)	414,873
Digital Investment Management—These amounts represent earnings, predominantly unrealized carried interest income, from our general partner interests in sponsored investment vehicles. Carried interest income is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized.
Other—These amounts are driven primarily by our investment in BRSP. The large equity method loss year-to-date 2020 can be attributed to $254.5 million of impairment charge on our equity investment in BRSP in June 2020 (excluding amounts associated with BRSP shares and units held by NRF Holdco that is presented as discontinued operations). Additionally, our share of BRSP's net losses was higher overall in 2020 as a result of the economic effects of COVID-19. We also recorded net losses from BRSP in 2021, attributable largely to investment write-downs and BRSP's restructuring costs, including the BRSP management contract termination fee that was paid to us. These net losses from BRSP, however, were reduced by a higher basis difference in 2021 year-to-date of $95.5 million compared to $38.1 million in 2020 year-to-date. The basis difference were allocated to investments that were resolved or written-down by BRSP during these periods and also, in proportion to the Company's ownership in BRSP that was disposed in August 2021 (Note 5 to consolidated financial statements).
Additionally, 2021 included a gain from partial realization of another equity investment that had unrealized losses in 2020; and higher contribution of earnings, primarily from our limited partner interests in DCP I and DCP II funds, which include unrealized fair value changes on their underlying investments.
Income Tax Benefit
Income tax benefit decreased $2.3 million quarter-to-date as 2020 included a deferred tax benefit at our DataBank subsidiary compared to a tax expense in the third quarter of 2021, and additionally, a higher tax expense in 2021 from an increase in fee income. These income tax expense items in 2021, however, were partially offset by additional deferred tax benefit in relation to higher compensation expense in 2021.
The large income tax benefit year-to-date in 2021 arose primarily from a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year. Additionally, higher deferred tax benefit was also recorded in relation to an increase in compensation expense, primarily significant severance costs incurred in the first quarter of 2021.

Income (loss) from Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues	$218,456	$343,701	$(125,245)	$695,186	$1,095,931	$(400,745)
Expenses	(199,369)	(566,732)	367,363	(1,162,513)	(3,816,986)	2,654,473
Other loss	(26,765)	(82,469)	55,704	(100,330)	(204,850)	104,520
Income tax expense	(2,751)	(3,081)	330	(22,938)	(34,259)	11,321
Loss from discontinued operations	(10,429)	(308,581)	298,152	(590,595)	(2,960,164)	2,369,569
Income (loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(85,741)	(120,299)	34,558	(346,205)	(581,204)	234,999
Operating Company	7,177	(18,680)	25,857	(23,354)	(235,917)	212,563
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$68,135	$(169,602)	237,737	$(221,036)	$(2,143,043)	1,922,007
Discontinued operations represent primarily the operations of the following businesses: (1) Wellness Infrastructure; (2) opportunistic investments in our OED portfolio; (3) credit investment management business in Other IM; and (4) prior to its disposition in March 2021, the Company's hotel business, with the remaining hotel portfolio that was in receivership sold by the lender in September 2021.
Results from discontinued operations reflect the sale of our hotel business in March 2021 and monetization of various properties in our Wellness Infrastructure segment in the first six months of 2021.
Losses in the year-to-date period are driven by significant impairment expense and decreases in asset fair values, particularly in the second quarter of 2020. Our determination to accelerate our digital transformation in the second quarter of 2020 necessitated an assumption of accelerated monetization of all of our non-digital businesses in estimating recoverable values and in combination with the negative economic effects of COVID-19, resulted in significant write-down in asset values. In the year-to-date period in 2021, asset values were further written-down, but to a much lesser extent than in 2020, based upon recoverable values, in particular, the respective sales price for our Wellness Infrastructure, and OED and Other IM business.
The third quarter of 2021, however, benefited from significantly less depreciation and amortization expense. Additionally, impairment of our investment assets were largely offset by various gains recognized during the period, including a gain on extinguishment of debt on our hotel portfolio that was sold in September 2021. Such gains were attributed predominantly to DBRG while impairment loss was largely attributable to noncontrolling interests in investment entities, resulting in a net income attributed to DBRG in the third quarter of 2021.
Further discussion on the monetization of our discontinued businesses is included above under "—Business."
Preferred Stock Redemption
In connection with the redemption of Series G preferred stock in August 2021, net income attributable to common stockholders was reduced by $2.9 million, representing the excess of the $25.00 per share redemption price over the carrying value of the preferred stock which is net of issuance cost.
Non-GAAP Supplemental Financial Measures
We report Company-wide funds from operations ("FFO") and for the Digital Operating segment, earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre"), both of which are supplemental non-GAAP financial measures widely used in the equity REIT industry. These non-GAAP measures should not be considered alternatives to GAAP net income (loss) as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO and EBITDAre may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss calculated in accordance with GAAP, excluding (i) real estate-related depreciation and amortization; (ii) impairment of depreciable real estate and impairment of investments in unconsolidated ventures directly attributable to decrease in value of depreciable real estate held by the venture; (iii) gain from sale of depreciable real estate; (iv) gain or loss from a change in control in connection with interests in depreciable real estate or in-substance real estate; and (v) adjustments to reflect the Company's share of FFO from investments in unconsolidated ventures. Included in FFO are gains and losses from sales of assets which are not depreciable real estate such as loans receivable, equity investments, and debt securities, as applicable.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO attributable to common interests in OP and common stockholders, both of which include results from discontinued operations. Amounts in the table include our share of the relevant activities from equity method investments, where applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$41,036	$(205,784)	$(365,030)	$(2,610,208)
Adjustments for FFO attributable to common interests in OP and common stockholders:
Net income (loss) attributable to noncontrolling common interests in Operating Company	4,311	(22,651)	(38,565)	(287,308)
Real estate depreciation and amortization ($6,825, $87,263, $99,794 and $284,472 related to discontinued operations)	126,494	162,705	461,714	424,950
(Reversal of) Impairment of real estate—discontinued operations	(8,210)	142,767	340,770	1,925,297
Gain on sale of real estate—discontinued operations	(514)	(12,332)	(41,585)	(15,346)
Adjustments attributable to noncontrolling interests in investment entities(1)	(95,512)	(146,905)	(446,029)	(558,835)
FFO attributable to common interests in OP and common stockholders ($75,275, ($52,435), $2,336 and ($635,777) related to discontinued operations)	$67,605	$(82,200)	$(88,725)	$(1,121,450)
__________
(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization ($4,161, $19,198, $29,401 and $70,872 related to discontinued operations)	$101,535	$84,252	$323,177	$178,466
(Reversal of) Impairment of real estate—discontinued operations	(5,999)	70,734	123,590	390,708
Gain on sale of real estate—discontinued operations	(24)	(8,081)	(738)	(10,339)
	$95,512	$146,905	$446,029	$558,835
EBITDAre
We calculate EBITDAre for our Digital Operating segment in accordance with standards established by NAREIT, which defines EBITDAre as net income or loss calculated in accordance with GAAP, excluding (i) interest expense; (ii) income tax benefit or expense; (iii) depreciation and amortization; (iv) impairment of depreciable real estate and impairment of investments in unconsolidated ventures directly attributable to decrease in value of depreciable real estate held by the venture; (v) gain on disposition of depreciated real estate; (vi) gain or loss from a change in control in connection with interests in depreciable real estate or in-substance real estate; and (vii) adjustments to reflect the Company's share of EBITDAre from investments in unconsolidated ventures.
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
EBITDAre generated by our Digital Operating segment is as follows.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Digital Operating
Total revenues	$194,966	$98,549	$96,417	$573,261	$185,737	$387,524
Property operating expenses	(80,226)	(37,544)	(42,682)	(237,228)	(72,505)	(164,723)
Transaction-related costs and investment expense	(4,862)	(2,362)	(2,500)	(16,682)	(3,375)	(13,307)
Compensation and administrative expense	(29,766)	(11,863)	(17,903)	(84,201)	(34,983)	(49,218)
Other gain (loss), net	285	(45)	330	(67)	(45)	(22)
EBITDAre	$80,397	$46,735	33,662	$235,083	$74,829	160,254
The following table presents a reconciliation of net loss to EBITDAre for the Digital Operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Digital Operating
Net loss	$(71,822)	$(38,795)	$(146,932)	$(78,472)
Adjustments:
Interest expense	29,839	18,589	90,243	36,161
Depreciation and amortization	120,458	73,032	368,906	131,634
Income tax expense (benefit)	1,922	(6,091)	(77,134)	(14,494)
EBITDAre	$80,397	$46,735	$235,083	$74,829
The higher 2021 year-to-date EBITDAre reflects the acquisition Vantage SDC in July 2020 and zColo in December 2020 and February 2021.
On a same store basis, EBITDAre was largely consistent quarter-to-date and year-to-date. While there was an increase in revenues attributed to an increase in rentable square footage, this was mostly offset by higher compensation and administrative costs as we ramped up resources to support the growth in our business, and additional costs were incurred in the restructuring of DataBank's operations for REIT qualification.
Liquidity and Capital Resources
Overview
We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements.
Our liquidity position was $774 million at September 30, 2021, composed of corporate cash on hand and the full $200 million availability under our VFN Notes.
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
•Issuance of the Class A-2 Notes generated proceeds of $285.1 million, net of offering expenses and $5.4 million of interest reserve deposit.
•The Series 2021-1 Notes will provide funding for acquisition of digital infrastructure investments, satisfying commitments to sponsored funds, redemption or repayment of other higher cost corporate securities, and/or for general corporate utilization.
Preferred Stock Redemption
We redeemed all of our outstanding 7.5% Series G preferred stock in August 2021 for $86.8 million using proceeds from our securitized financing facility, which lowered our cost of corporate debt by approximately 350 basis points. Additionally, we issued notices of redemption in October 2021 for 2.6 million shares or 22% of our 7.125% Series H preferred stock with redemption to be settled with cash on hand in November 2021 for $64.4 million. Redemption amounts include accrued and unpaid dividends through the redemption date.
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
Liquidity Needs
Investment Commitments
As of September 30, 2021, we have unfunded commitments of $117 million to the DCP funds. We expect to fund our commitments using proceeds from issuance of our Class A-2 Notes, sales of our BRSP shares and/or other future asset monetization, cash on hand or a combination thereof.

Lease Obligations
At September 30, 2021, we have $143.6 million and $310.4 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, primarily leasehold data centers, and $43.0 million of operating lease obligations on corporate offices. These amounts represent fixed lease payments on an undiscounted basis, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Certain lease payments under ground leases are recoverable from our tenants. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
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
Common Stock—The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company continues to monitor its financial performance and liquidity position, and will reevaluate its dividend policy as conditions improve.
Preferred Stock—After redeeming Series G preferred stock in August 2021 and incorporating a partial redemption of Series H preferred stock that will settle in November 2021, our outstanding preferred stock is expected to total $883.5 million in liquidation preference, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $15.8 million per quarter.
Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our digital infrastructure business, which is partially offset by interest expense associated with non-recourse borrowings on our digital portfolio. We also receive periodic distributions from our equity investments, including our GP co-investments.
Additionally, we generate fee related earnings from our digital investment management business, of which 31.5% is attributable to our noncontrolling investor, Wafra. Management fee income is generally a predictable and stable revenue stream, while carried interest and contractual incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. In August 2021, we sold 9.5 million BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million. As we complete our digital transformation, we anticipate monetizing a substantial majority of our OED assets and our Wellness Infrastructure assets.
Debt
Description of our debt is included in Note 8 to the consolidated financial statements (and Note 11 for debt related to assets held for disposition).

Summary of Indebtedness
Our indebtedness at September 30, 2021 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)	Weighted Average Years Remaining to Maturity (1)
Secured Fund Fee Revenue Notes	$300,000	3.93%	5.0
Convertible and exchangeable senior notes	500,000	5.45%	2.9
Non-recourse investment level financing
Fixed rate	2,786,223	2.49%
Variable rate	1,035,017	4.04%
	3,821,240	2.91%	3.7
Total debt (excluding amounts related to assets held for disposition)	$4,621,240

Debt related to assets held for disposition (to be assumed by counterparty)	$3,554,000
__________
(1)    Calculated based upon anticipated repayment dates for notes issued under securitization financing; otherwise based upon initial maturity dates, or extended maturity dates if extension criteria are met and extension is available at the Company's option.
Securitized Financing Facility
As discussed above and further in Note 8 to the consolidated financial statements, we replaced our corporate credit facility with a securitized financing facility in July 2021 through the issuance of $300 million 3.933% Class A-2 Notes, and $200 million of VFN Notes which is available to be drawn in full as of the date of this filing.
Non-Recourse Investment-Level Financing
Investment level financing is non-recourse to us, and secured by the respective underlying commercial real estate or loans receivable.
Developments in 2021
•Digital Operating—In March 2021 and October 2021, DataBank raised $658 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds will be used to repay borrowings on its credit facility and finance future acquisitions.
In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended fixed rate of 2.17% per annum. Proceeds will be applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
•Other—In the third quarter of 2021, the Company entered into a $50.0 million credit facility to fund the acquisition of loans that are warehoused for a future securitization vehicle.
•Hotels—$3.5 billion of underlying hotel debt (previously classified as held for disposition) have been assumed by the acquirers upon sale of our hotel assets, resulting in a significant deleveraging of our balance sheet.
We expect to materially deleverage our balance sheet further when we consummate the sales of our remaining non-digital assets, which will include the assumption of all underlying debt, through a sale of our OED investments in the fourth quarter of 2021 and our NRF Holdco subsidiary that conducts our Wellness Infrastructure business in 2022, which have outstanding debt of $687.7 million and $2.87 billion, respectively, at September 30, 2021.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$181,412	$89,886
Investing activities	85,698	(981,923)
Financing activities	198,221	363,225
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
Our operating activities generated net cash inflows of $181.4 million in 2021 and $89.9 million in 2020.
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
Our investing activities resulted in net cash inflows of $85.7 million in 2021 compared to net cash outflows of $981.9 million in 2020.
•Debt investments—Investing cash inflows in 2021 included $390.8 million from our debt investments, attributed to loan repayments, in particular a $305.0 million repayment received on two loans in our Irish loan portfolio, partially offset by loans acquired and warehoused for future digital credit vehicles, including a potential CLO, other loan disbursements and acquisition of additional N-Star CDOs at a discount by our Wellness Infrastructure segment. In comparison, in 2020, loan disbursements exceeded repayments, resulting in net cash outflows of $44.9 million, which partially offset net cash inflows from equity investments.
•Real estate investments—Real estate investing activities generated net cash outflows in both years, with significantly higher outflows in 2020 of $1.0 billion, driven by the acquisition of Vantage SDC in July 2020. In 2021, net cash outflows were $244.7 million as add-on acquisitions in the Vantage SDC portfolio and capital expenditures were partially offset by sales of various properties in Europe, in our Wellness Infrastructure segment and our hotel business.

•Equity investments—In 2021, net cash inflows from our debt and real estate investments were partially offset by net cash outflows of $56.2 million in connection with our equity investments. This can be attributed largely to funding of our digital fund commitments and draws on acquisition, development and construction ("ADC") loans that are accounted for as equity method investments, partially offset by net proceeds of approximately $81.8 million from sales of 9.5 million BRSP shares, as well as trading activities in marketable equity securities by our consolidated funds in the digital liquid strategy. In contrast, 2020 had $89.8 million of net cash inflows from equity investments, attributed primarily to $179.1 million of net proceeds received from sale of our investment in RXR Realty and $87.4 million from recapitalization of our joint venture investment in Albertsons, both of which were partially offset by funding of our commitments to DCP I and additional draws on ADC loans.
Financing Activities
We finance our investing activities largely through investment-level secured debt along with capital from third party or affiliated co-investors. We also draw upon our corporate credit facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and senior notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends temporarily suspended), as well as distributions to noncontrolling interests in our various investments.
Financing activities generated net cash inflows of $198.2 million in 2021 and $363.2 million in 2020.
•In 2021, financing net cash inflows were driven by $285.9 million of borrowings exceeding debt repayments. Investment-level financing activities include primarily borrowings by Vantage SDC to finance an add-on acquisition and expansion capacity, issuance of securitized notes by DataBank that was largely used to refinance its existing debt, and repayment of debt financing real estate in Europe that were sold during the year. We replaced our corporate credit facility with a securitized financing facility, from which we received $285.1 million of net proceeds in July through issuance of Class A-2 Notes, some of which were applied to redeem our Series G preferred stock in August for $86.8 million. Additionally, there was $73.3 million of net contributions from noncontrolling interests. Such contributions were composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle, assumption of a portion of our commitments to DCP I by Wafra, and additional consideration paid by Wafra for its investment in our digital investment management business. Cash outflows include dividend payments of $56.1 million, which is lower in 2021 following the redemption of Series G preferred stock and suspension of common dividends beginning with the second quarter of 2020.
•The financing net cash inflows in 2020 were driven by $1.3 billion of net contributions from noncontrolling interests, of which $1.0 billion represented third party investors in Vantage SDC, primarily fee bearing capital that we raised, and a $253.6 million investment by Wafra in our digital investment management business. However, these financing cash inflows were largely offset by: (i) $402.9 million settlement in January 2020 of the December 2019 redemption of our Series B and E preferred stock using proceeds from our industrial sale in December 2019; (ii) repayments on our investment level debt exceeding borrowings by $298.3 million; (iii) higher dividend payments of $167.3 million which included common stock dividends in the first quarter of 2020 in addition to preferred stock; and (iv) partial repurchase of our 3.875% convertible senior notes for $81.3 million through a tender offer in September 2020. An additional repurchase of our 3.875% convertible senior notes for $289.7 million was made through a concurrent application of all of the net proceeds from our issuance of $300.0 million of new 5.75% exchangeable senior notes in July 2020.
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
We have financing arrangements with various financial institutions bearing variable rate interest indexed primarily to 1 and 3-month LIBOR and 1 and 3-month Euribor. We limit our exposure to interest rate increases for our debt primarily through the use of interest rate caps. The interest rate sensitivity table below illustrates the hypothetical impact of changes in the index rates in 1% increments on our interest expense in a one year period, assuming no changes in our debt principal as it stood at September 30, 2021, and taking into account the effects of interest rate caps and contractual floors on indices. The maximum decrease in the interest rates is assumed to be the actual applicable indices at September 30, 2021, all of which were under 1% at September 30, 2021.

($ in thousands)	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Increase (decrease) in interest expense	$75,703	$38,754	$(2,550)
Amount attributable to noncontrolling interests in investment entities	33,581	17,403	(965)
Amount attributable to Operating Company	$42,122	$21,351	$(1,585)
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than our continuing evaluation of the policies, processes, systems and operations of Vantage SDC that was acquired in July 2020 and zColo that was acquired by DataBank in December 2020.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2021, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. During the third quarter of 2021, in satisfaction of a redemption request by a former employee OP Unit holder, we issued 500,000 shares of our class A common stock to the former employee. Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
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
4.1
Base Indenture, dated as of July 9, 2021, by and between DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2021).

4.2
Series 2021-1 Supplement to Base Indenture, dated as of July 9, 2021, by and between DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers of the Series 2021-1 secured fund fee revenue notes, Class A-2, and Series 2021-1 variable funding senior notes, Class A-1, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.1
Amendment No. 5 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (fka Colony Capital Operating Company, LLC), dated as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2021)

Exhibit Number	Description

10.2
Class A-1 Note Purchase Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, Colony Capital Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.3
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.4
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Co-Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.5
Management Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, and Colony Capital Investment Holdco, LLC, as Manager (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.6
Purchase and Sale Agreement, dated September 6, 2021, between DigitalBridge Operating Company, LLC and CWP Bidco LP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 10, 2021).

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
Dated: November 9, 2021

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)