Form 10-K
period 2021-12-31
DigitalBridge Group, Inc.
filed 2022-02-28
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $3.8 billion. As of February 21, 2022, 568,926,178 shares of the Registrant's class A common stock and 665,978 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

DigitalBridge Group, Inc.
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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the duration and severity of the current novel coronavirus (COVID-19) pandemic, driven by, among other factors, the treatment developments and public adoption rates and effectiveness of COVID-19 vaccines against emerging variants of COVID-19 such as the Delta and Omicron variants;
•the impact of the COVID-19 pandemic on the global market, economic and environmental conditions generally and in the digital and communications technology and investment management sectors;
•the effect of COVID-19 on the Company's operating cash flows, debt service obligations and covenants, liquidity position and valuations of its real estate investments, as well as the increased risk of claims, litigation and regulatory proceedings and uncertainty that may adversely affect the Company;
•our status as an owner, operator and investment manager of digital infrastructure and real estate and our ability to manage any related conflicts of interest;
•our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;
•the impact of initiatives related to our digital transformation, including the strategic investment by Wafra and the formation of certain other investment management platforms, on our growth and earnings profile and our REIT status;
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
•our ability to redeploy the proceeds received from the sale of our non-digital legacy assets within the timeframe and manner contemplated or at all;
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
•our levels of leverage;
•adverse domestic or international economic conditions, including those resulting from the COVID-19 pandemic
•the impact of legislative, regulatory and competitive changes;
•whether we will elect to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes and our ability to do so;
•our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•changes in our board of directors or management team, and availability of qualified personnel;
•our ability to make or maintain distributions to our stockholders; and
•our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Readers of this Annual Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
RISK FACTOR SUMMARY
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to Our Business Strategy
•We may not successfully implement our business strategy of managing and/or owning a wide array of digital infrastructure assets or ultimately realize any of the anticipated benefits of diversification.
•We are an owner, operator and investment manager of digital infrastructure and real estate, which may adversely impact our stock price and may result in a decision not to continue as a REIT in 2022.
•Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19) pandemic, have and the COVID-19 pandemic is expected to continue to, significantly disrupt, and may materially adversely impact, our business, financial condition and ability to execute on our business objectives.

Risks Related to Our Business
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
•Investors in our current or future managed investment vehicles may negotiate terms that are less favorable to us than those of investment vehicles we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
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
•The infrastructure of the data centers that we own may become obsolete, which could materially and adversely impact our revenue and operations.
•Digital infrastructure and real estate investments are subject to substantial government regulation.
Risks Related to our Organizational Structure and Business Operations
•We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
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

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms " the "Company," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Our Organization
We are a leading global-scale digital infrastructure firm that invests, directly and through our portfolio companies, across five key verticals: data centers, cell towers, fiber networks, small cells, and edge infrastructure. We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London and Singapore, and have approximately 250 employees.
Effective June 22, 2021, we changed our name to DigitalBridge Group, Inc. and trade under the ticker symbol, DBRG, signifying our transformation to digital infrastructure.
We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes. We conduct our operations as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. As part of our digital transformation, we sold a significant amount of assets in our non-digital businesses that were qualifying assets for REIT purposes. The pace of growth of our investment management business, coupled with the completion of these legacy asset dispositions and other strategic transactions we may decide to pursue, may result in a decision to not continue as a REIT. This should not affect our election to be taxed as a REIT for 2021 and prior years. We will continue to evaluate whether we will maintain REIT status for 2022 or future years. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2021, we owned 92% of the Operating Company, as its sole managing member.
Our Business
At December 31, 2021, the Company has $45.3 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet.
The Company conducts its business through two reportable segments, as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its Digital Bridge Partners platform ("DBP," formerly Digital Colony Partners or DCP) and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (20% DBRG ownership during 2021); and Vantage SDC, a stabilized hyperscale data center business (13% DBRG ownership). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
The Company's remaining investment activities are no longer presented as separate reportable segments beginning with the third quarter of 2021, which is consistent with and reflects management's focus on its core digital operations and overall simplification of the Company's business. This approach is discussed further in Note 20 to the consolidated financial statements in Item 15 of this Annual Report.

Investment Strategy
As a leading digital infrastructure investor-operator, we deploy a unique investment strategy which gives investors exposure to a portfolio of growing, resilient businesses enabling the next generation of mobile and internet connectivity. We invest in digital infrastructure and real estate assets in which we have a competitive advantage with our experience and track record of value creation in this sector, and which possess a durable cash flow profile with compelling secular growth characteristics driven by key themes such as 5G, artificial intelligence and cloud-based applications. We believe our deep understanding of the digital infrastructure ecosystem, together with our extensive experience running mission-critical network infrastructure for some of the world's largest and most-profitable companies, will provide us with a significant advantage in identifying and executing on attractive and differentiated investment opportunities through various economic cycles.
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep operational and investment experience in digital infrastructure, having invested in and run digital infrastructure businesses through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for both our balance sheet and for the companies and funds we manage on behalf of third parties. Core strengths and principles of our investment strategy include:
•People—Established operators, investors and thought leaders with over two decades of experience in investing and operating across the full spectrum of digital infrastructure, including towers, data centers, fiber and small cells
•Best-in-class assets—Own mission-critical and hard-to-replicate network infrastructure supporting many of the largest and most-profitable companies in the world and typically with very high renewal rates and pricing. We have successfully constructed a portfolio of best-in-class assets within our investment management business across all components of the digital ecosystem to drive significant synergies
•Disciplined framework
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
Financing Strategy
Our financing strategy in general is to favor investment-specific financing principally on a non-recourse basis including securitizations, and then corporate financing, which is generally recourse to the Company or the Company’s assets. We seek to match terms and currencies, as available and applicable, and the amount of leverage we use is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the income earned on our assets and any applicable financial covenants.
Our decision to use leverage to finance our assets is at our discretion and not subject to the approval of our stockholders. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings. Refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of our liquidity needs and sources of liquidity.
Digital Transformation
The Company has now completed its digital transformation. The Company's completed disposition of its hotel business, OED investments and Other IM business in 2021, and its Wellness Infrastructure segment in 2022 each represents a strategic shift in the Company's business that has or is expected to have a significant effect on the Company’s operations and financial results, and accordingly, each has met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets, and the related operating results are presented as discontinued operations on the consolidated statements of operations (refer to Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report).
Accelerating the Monetization of Wellness Infrastructure, OED and Other IM
The Company successfully completed the sale of its equity interests in (i) NRF Holdco, LLC ("NRF Holdco"), which holds its Wellness Infrastructure business along with other non-core assets, in February 2022; and (ii) a substantial majority of its OED investments and Other IM business in December 2021, pursuant to agreements entered into in September 2021 (as amended in February 2022) and June 2021, respectively.
In assessing the recoverability of assets classified as held for disposition and discontinued operations, in particular considering the sales price for the OED investments and Other IM business, and the Wellness Infrastructure assets, the Company wrote down the carrying value of these assets by $625.3 million in aggregate, of which $265.4 million was attributable to the OP, recorded within impairment loss, equity method loss and other loss in discontinued operations (Note 11 to the consolidated financial statements in Item 15 of this Annual Report).
OED and Other IM
The disposed OED investments and Other IM business were composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The Company received cash consideration of $443.4 million, net of closing adjustments of $31.2 million, representing net cash already received by the Company, largely for asset monetizations realized prior to closing. Disposition of the Company's equity interests in its OED subsidiaries resulted in assumption by the acquirer of $509.5 million of consolidated investment-level debt and subsequent deconsolidation of these subsidiaries.
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
The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million in cash and $155 million unsecured promissory note (the "Seller Note"). In addition, NRF Holdco distributed approximately $35 million of cash to the Company prior to closing. The Seller Note matures five years from closing of the sale, accruing paid-in-kind interest at 5.35% per annum. The sale included the acquirer's assumption of $2.57 billion of consolidated investment level debt on various healthcare portfolios in which the Company owned between 69.6% and 81.3%, and $293.7 million of debt at NRF Holdco.
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
Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold 100% of the equity in its hotel subsidiaries which held five of the six hotel portfolios in the Hospitality segment and its 55.6% equity interest in a portfolio of limited service hotels in the Other segment (the "THL Hotel Portfolio"), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of consolidated investment-level debt. In September 2021, the remaining interests in the THL Hotel Portfolio held by investment vehicles previously managed by the Company were sold to the same buyer. Also in September 2021, the remaining portfolio in the Hospitality segment that was in receivership was sold by the lender for no proceeds to the Company.
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
Underwriting and Investment Process
In connection with the execution of any new investment in digital assets for our balance sheet or a managed investment vehicle, our underwriting team undertakes a comprehensive due diligence process to ensure that we understand all of the material risks involved with making such investment, in addition to related accounting, legal, financial and business issues. If the risks can be sufficiently mitigated in relation to the potential return, we will pursue the investment on behalf of our balance sheet and/or investment vehicles, subject to approval from the applicable investment committee, composed of senior executives of the Company.
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
Allocation Procedures
We currently manage, and may in the future manage, private funds, REITs and other entities that have investment and/or rate of return objectives similar to our own or to other investment vehicles that we manage. In order to address the risk of potential conflicts of interest among us and our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. In general, our managed investment funds and certain of their portfolio companies will have priority over us for investment opportunities and certain fund investors will have priority over us for co-investment opportunities. Such policy provides that investment allocation decisions are to be based on a suitability assessment involving a review of numerous factors, including the investment objectives for a particular source of capital, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life.
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
We use many methods to actively manage our risk to preserve our income and capital, including, but not limited to, maintaining dialogue with customers, partners and/or borrowers and performing regular inspections of our owned properties and collateral. During a quarterly review, or more frequently as necessary, investments are monitored and identified for possible asset impairment or decreases in fair value, as applicable, based upon several factors, including missed or late contractual payments, significant declines in property operating performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. In addition, we may utilize services of certain strategic partnerships and joint ventures with third parties with relevant expertise to assist our portfolio management.
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
Competition
As an investment manager with balance sheet investments, we primarily compete for capital from outside investors and in our pursuit and execution of attractive investments on behalf of our balance sheet and investment funds. We face competition in both the pursuit of third-party investors and in acquiring investments in portfolio companies at attractive prices.
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
In our digital operating business, we compete with numerous data center providers who own and/or operate hyperscale or colocation data centers in similar metropolitan areas. Our competitors may have pre-existing relationships with current or potential customers, ownership and/or operation of larger portfolios of data centers that are geographically diversified, access to less expensive power, and more robust interconnected hubs in certain geographic areas. Competition may result in pricing pressures or may require us to incur additional costs that we otherwise might not choose to incur in order to upgrade our data center space, all of which may adversely affect the profitability of our data centers. Additionally, certain large enterprises may choose to build and operate their own data centers and cease to be our customers or otherwise, reduce the pool of potential customers in the market.
We also face competition in the recruitment and retention of qualified and skilled personnel. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.
An increase in competition across the various components of our business may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.
Customers
Our investment management business has over 100 investors that form our diverse, global investor base, including but not limited to, sovereign wealth funds, public and private pensions, asset managers, insurance companies, and endowments.
In our digital operating business, our data centers are leased to over 2,500 customers, with its largest customers in the information technology and communications sectors. In 2021, property operating income from a single customer accounted for approximately 16.7% of the Company's total revenues from continuing operations, or approximately 7.8% of the Company's share of total revenues from continuing operations, net of noncontrolling interests.
Seasonality
We generally do not experience pronounced seasonality in our investment management and digital operating businesses.
Regulations
REIT Qualification
We have elected to be taxed as a REIT for U.S. federal income tax purposes, however we may elect not to continue as a REIT in 2022 or in any year thereafter. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a "TRS"), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest and our investment management business, our TRSs may have a material amount of assets and net taxable income.
Investment Company Act of 1940
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, as amended, and the rules and regulations of the SEC thereunder (collectively, the “1940 Act”) if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption or exception, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test").

We hold ourselves out as an investment management firm engaged primarily in the business of owning and operating digital infrastructure assets and managing investments for other entities that own digital infrastructure assets. We do not propose to engage primarily in the business of investing, reinvesting or trading in securities. We also expect that, following the restructuring of our business described elsewhere in this Annual Report, the primary sources of our income will consist of income earned in exchange for the provision of services or from investments in entities that own digital infrastructure assets that we manage. Certain of our subsidiaries rely on exemptions under section 3(c)(5)(C) and 3(c)(6) of the 1940 Act for companies engaged primarily in investing in real estate and real-estate assets or for holding companies of companies engaged in such activities. In addition, we believe that we are not an investment company under section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business.
We view the capital interest we hold in investment vehicles that we also manage not to be investment securities as defined under the 1940 Act for purposes of the 40% test, regardless of whether these interests are general partner interests or limited partner interests, or the equivalent of either in other forms of organization. Many of our investments in entities that own digital infrastructure assets consist of limited partner or similar interests owned by our subsidiaries in entities that they or other subsidiaries manage as general partner or managing member. The courts and the SEC staff have provided little guidance regarding the characterization for purposes of the 1940 Act of a limited partner interest or its equivalent in circumstances such as ours, but we believe, based on our understanding of applicable legal principles, that limited partner and equivalent interests do not constitute investment securities in this context. Our determination that we are not an investment company is in part based upon the characterization of our limited partner or similar interests in entities that we control as general partner or managing member as not being investment securities. We can provide no assurance that a court would agree with our analysis if it were to be challenged by the SEC or a contractual counterparty.
The 1940 Act and the rules thereunder contain detailed requirements for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder impose substantial regulation with respect to the capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters with respect to entities deemed to be investment companies. We intend to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. If the assets that we or our subsidiaries own fail to satisfy the 40% limitation (or for certain subsidiaries, other exemptions) and we do not qualify for an exception or exemption from the 1940 Act, we or our subsidiaries may be required to, among other things: (i) substantially change the manner in which we conduct our operations or the assets that we own to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company under the 1940 Act. Either of (i) or (ii) could have an adverse effect on us and the market price of our securities.
Regulation under the Investment Advisers Act of 1940
We have subsidiaries that are registered with the "SEC" as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions, and transactions with affiliated service providers. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. Examinations of private fund advisers have resulted in a range of actions, including deficiency letters and, where appropriate, referrals to the Division of Enforcement. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. We expect continued focus by the SEC on private fund advisers and a greater level of SEC enforcement activity under the Biden administration.
For additional information regarding regulations applicable to the Company, refer to Item 1A. "Risk Factors.”
Human Capital Resources
We believe that our people are our most important asset. We are focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to our collective success.

Diversity and Inclusion
We have established a Diversity, Equity and Inclusion steering committee, which meets quarterly and establishes and monitors progress on our diversity hiring and retention goals. In 2021, the Steering Committee initiated a series of diversity, equity and inclusion trainings for our employees to support our diversity initiatives and we are building on this foundation through quarterly trainings.
We recognize that a diverse investment team enhances our ability to source, evaluate and manage a differentiated set of investment opportunities within the digital infrastructure sector. We also support our portfolio company management teams, many of whom come from diverse backgrounds, to create and/or augment existing diversity and inclusion initiatives. We have created a four-pillar program to facilitate the composition of a diverse workforce reflective of the constituencies and communities we serve, which focuses on the following:
Mentorships: We have partnered with Big Brothers Big Sisters in New York (BBBS) to implement a program that enables employees to work with high school students from the tenth grade through high school graduation. The program has recently launched with students from the Uncommon Charter High School and will run through the end of the school year.
Internships: We have developed an internship program to help build a talent pipeline of diverse candidates for investment professional positions, committing to hiring at least 50% diverse candidates, including through organizations such as Seizing Every Opportunity (SEO), Toigo, and One Search Young Women in Finance (UK). Of our ten interns last summer, nine were women and/or from minority groups. Furthermore, three of these interns were offered employment in our investment management business.
Recruiting/Hiring: A particular focus of the Company recently has been to improve the gender diversity of our investment team. In addition to recent female hires at senior positions within the digital investment management business, nearly 36% of all digital-focused hires at the associate level since our digital transformation commenced have been female. In fact, we have had a 6% increase in female hires. In addition, there have been specific efforts aimed at diversifying the pool of candidates that we recruit from. To that end, we are working to diversify the pool of recruiters that we work with to include recruiters that work primarily with underrepresented talent and have made outreach to the historically black colleges and universities (HBCUs).
Career Path/Compensation: We believe that cultivating diversity at more junior levels within our organization, coupled with ensuring our employees have opportunities to excel and grow in their careers at DigitalBridge, will strengthen our ability to foster diversity at more senior levels. Many of our professionals have been promoted from within and, as the diversity of our junior professionals continues to grow, we expect to see even greater diversity across the senior levels of the Company.
In addition, our dedication to fostering diversity and inclusion is also supported by our Company’s board of directors, five out of its nine members are women and/or people of color/minorities.
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

We have approximately 250 employees, of which approximately 84% are in the U.S. with the remaining in our international locations. Other than our international employees, none of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
Environmental, Social and Governance ("ESG")
We believe that integrating ESG considerations into our business and our portfolio companies is an essential element to our continued success. We have formed a cross-functional ESG Committee which oversees the Company’s ESG program and helps develop initiatives designed to improve related performance metrics and disclosure. This committee presents ESG data and updates on a quarterly basis to the Company’s Board of Directors, who review and monitor the ESG performance of the Company and our portfolio companies.
Our ESG Process for Investment Management
We have a Responsible Investment Policy that guides the integration of macro-level and company-specific ESG considerations throughout our investment lifecycle. Development of this policy was informed by relevant third-party standards, best practices and global initiatives, including the Principles for Responsible Investment (PRI), Sustainability Accounting Standards Board (SASB) and the United Nations Sustainable Development Goals.
We focus on the most relevant ESG issues which we have prioritized according to two criteria: those that have the greatest impact on our business and/or our digital infrastructure portfolio companies; and those that are the most important to our stakeholders. The result is a targeted universe of priority issues as follows:
◦Climate Change: Energy Efficiency, Greenhouse Gas Emissions and Physical Climate Risks
◦Data Privacy, Data Security and Associated Human Rights
◦Diversity, Equity and Inclusion
◦Foreign Corrupt Practices Act, Anti-Bribery and Anti-Corruption
◦Workplace Health and Safety
We seek to integrate these ESG considerations into our investment process through analysis of material ESG factors during due diligence to inform our investment decision-making and support implementation of ESG best practices at our portfolio companies. We provide guidance and resources to our portfolio companies to accelerate their ESG initiatives and actively engage with the ESG leadership at each of our portfolio companies to manage and report on a common set of core key performance indicators and ESG metrics. Additional information about our ESG program is set forth in our annual ESG report, available in the Responsibility section of the Company’s website.
Available Information
Our website address is www.digitalbridge.com. Information contained on our website is not incorporated by reference into this Annual Report and such information does not constitute part of this report and any other report or documents the Company files with or furnishes to the SEC.
Our annual reports on Form 10-K (including this Annual Report), quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments thereof are available on our website under “Shareholders—SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, and may be viewed at the SEC’s website at www.sec.gov. Copies are also available without charge from DigitalBridge Investor Relations. Information regarding our corporate governance, including our corporate governance guidelines, code of ethics and charters of committees of the Board of Directors, are available on our website under “Shareholders—Corporate Governance,” and any amendment to our corporate governance documents will be posted within the time period required by the rules of the SEC and the NYSE. In addition, corporate presentations are also made available on our website from time to time under “Shareholders—Events & Presentations."
DigitalBridge Investor Relations can be contacted by mail at: DigitalBridge Group, Inc, 750 Park of Commerce Drive
Suite 210, Boca Raton, FL 33487, Attn: Investor Relations; or by telephone: (561) 570-4644, or by email: ir@digitalbridge.com.

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
Risks Related to Our Business Strategy
Our business strategy includes owning and/or managing a wide array of asset classes within the digital infrastructure and real estate industry; however, we may not successfully implement this business strategy or ultimately realize any of the anticipated benefits of diversification.
We plan to invest, directly or through our managed funds, in multiple asset classes within digital infrastructure and real estate, including but not limited to, data centers, cell towers, fiber networks, small cells and edge infrastructure, throughout the United States and the world. Although there can be no assurance that we will achieve this objective, we intend to build digital infrastructure and real estate portfolios based on key attributes including, but not limited to, (i) market dynamics, (ii) asset quality, with a focus on hard-to-replicate assets, (iii) contract quality, with consideration given to contract duration, tenant quality, and tenant growth opportunities, (iv) management or platform potential, including through organic growth or acquisitions and (v) levels of leverage, based on the risk, duration and structure of cash flows of the underlying asset. However, we may not successfully implement our investment strategy. Even if we do fully achieve these goals, it is possible our multi-asset class portfolio will not perform as well as a portfolio that is concentrated in a particular type of digital assets.
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
Our status as an owner, operator and investment manager of digital infrastructure and real estate may adversely impact our stock price and our REIT status.
We currently are a leading owner, operator and investment manager of digital infrastructure and real estate, which includes owning real estate assets on our balance sheet and operating an investment management platform. While we believe there are advantages to having both direct real estate investments and an investment management platform, these advantages may not be recognized by the investment community and, as a result, our stock price may be adversely affected. There are a very limited number of REITs pursuing an investment management growth strategy similar to our company, which may make it difficult for investors to value our overall business. If our company is perceived by investors as overly complex and difficult to analyze, our ability to raise capital and our stock price may be adversely impacted. We may decide to focus on either being an owner and operator of digital infrastructure and real estate on our balance sheet or operating an investment management platform, but not both.
In addition, the pace of growth of our investment management business, coupled with the completion of our legacy asset monetizations, may result in a decision to not continue as a REIT in 2022 or thereafter. If we elect not to continue as a REIT, we would be prohibited from electing to be a REIT for the four taxable years following the year in which we ceased to qualify as a REIT. If we are unable to acquire sufficient qualifying REIT assets in 2022 to offset our legacy asset monetizations and the growth in our investment management business, we may determine that it is not in our best interest to continue qualifying as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal corporate income tax on our net taxable income and generally would no longer be required to distribute any of the Company’s net taxable income to our stockholders. The maximum U.S. federal income tax rate applicable to corporations currently is 21%. As a REIT, we are permitted to deduct any dividends paid on our stock from our REIT taxable income. While we currently do not pay a dividend on our common stock, we pay dividends on our approximately $883.5 million of outstanding preferred stock. If we cease to qualify as a REIT, we would not be able to deduct any dividends (including the preferred dividends we currently pay) from our taxable income, which may result in higher income tax expense. A decision to de-REIT may not result in any of the anticipated benefits to our company and could negatively and adversely affect our business, financial condition, results of operations, returns to stockholders and the market price of our common stock.

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
The COVID-19 pandemic has had and may continue to have, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The preventative measures taken to alleviate the public health crisis, including significant restrictions on travel between the United States and specific countries, and “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, has resulted in significant supply chain, transportation and labor disruptions and has adversely impacted global commercial activity across many industries. These disruptions, together with government stimulus and spending programs, have caused inflation to rise to its highest levels in the United States in nearly four decades, and concerns of persistent inflation are expected to lead to an environment of rising interest rates, which may negatively and adversely affect our business, our ability to effectuate our objectives and strategies, our financial condition and our results of operations.
Many experts predict that the pandemic will trigger, or may have already triggered, a prolonged period of global economic slowdown and continued supply chain issues. A sustained downturn in the U.S. economy could delay or negatively impact our ability to raise capital for our current or anticipated digital-focused investment vehicles, which could constrict our ability to grow our business.
In addition, COVID-19 has had an adverse impact on the business and financial condition of publicly-traded mortgage REITs, including BRSP, in which the Company owns an approximate 29% interest. The borrowers of BRSP’s real estate debt investments, including in the office, industrial, multifamily and hotel industries, have and will continue to be affected to the extent that COVID-19’s persistence reduces occupancy, increases the cost of operation, limits hours or necessitates the closure of the properties collateralizing such debt investments. In addition, governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of the COVID-19 may negatively impact the ability of BRSP’s borrowers or tenants to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect BRSP's loan investments and operating results and, consequently, its share price and ability to pay dividends to us. The Company’s FFO is directly impacted by BRSP’s performance as a result of the Company's ownership interest in BRSP and, to the extent BRSP continues to experience operational challenges as a result of COVID-19, our FFO will similarly be adversely impacted.
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
•the financial impact has and could continue to negatively impact our ability to pay dividends to our stockholders or could result in a determination to reduce the size of one or more dividends;
•the financial impact could negatively impact our future compliance with financial covenants of our securitized debt instruments and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings or otherwise pay dividends to our stockholders;

•the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in fair value decreases and the recognition of substantial impairment charges imposed on our assets;
•the credit quality of our customers/borrowers could be negatively impacted and we may significantly increase our allowance for doubtful accounts;
•BRSP's trading price and the impact on the carrying value of the Company's investment in BRSP, including whether the Company will recognize further other-than-temporary impairments on such BRSP investment in addition to those recognized in the second quarter 2020;
•we have and may continue to implement reductions in our workforce, which could adversely impact our ability to conduct our operations effectively;
•unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;
•our level of dependence on the Internet, stemming from employees working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, which may increase our vulnerability to cyber attacks and cause disruptions to our internal control procedures;
•we depend, to a significant extent, upon the efforts of our senior management team. If one or more members of our senior management team become sick with COVID-19, the loss of services of such member could adversely affect our business;
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and
•the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and elsewhere, the extent and effectiveness of any other containment measures implemented, public adoption rates of COVID-19 vaccines, including booster shots, the duration of associated immunity and the effectiveness of vaccines, booster shots and treatments against emerging variants of COVID-19, including the Delta and Omicron variants.
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
Risks Related to Our Business
We require capital to continue to operate and grow our business, and the failure to obtain such capital, either through the public or private markets or other third-party sources of capital, would have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.
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

In addition, the fee income generated from or expected to be generated from our current and future managed investment vehicles is driven, both directly and indirectly, by the ability to raise capital at such investment vehicles. Our ability to raise capital at our company, as well as at our current and future managed investment vehicles, through the public and private capital markets depends on a number of factors, including many that are outside our control, such as the general economic environment, the regulatory environment, competition in the marketplace, media attention and investor investment allocation preferences. Poor performance by, or negative publicity about, our Company, our strategy, our management or our managed companies could also make it more difficult for us or our managed investment vehicles to raise new capital. Investors in our managed companies may decline to invest in future vehicles we manage, and investors may withdraw their investments in our managed companies (subject to the terms of agreements with such managed company) as a result of poor performance or negative perceptions of our Company or our leadership. In addition, third-party financing may not be available to us when needed, on favorable terms, or at all. If we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
Adverse changes in general economic and political conditions could adversely impact our business, financial condition and results of operations.
Our business is materially affected by general economic and political conditions in the United States and globally, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our managed vehicles to raise or deploy capital, reducing the value or performance of our investments and the investments made by our managed vehicles and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our managed vehicles invest would likely have a negative impact on the value of our assets and spending and demand for digital and communications infrastructure and technology and, accordingly, our and our managed vehicle’s financial performance, the market prices of our securities, and our ability to pay dividends.
The condition of the digital infrastructure and real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. In 2021, inflation in the United States reached its highest level in nearly four decades and there are concerns of persistent inflation in the future, both domestically and internationally, which may lead to central banks to take actions to raise interest rates. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the digital infrastructure and real estate markets in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
In addition, political uncertainty may contribute to potential risks beyond our control, such as changes in governmental policy on a variety of matters including trade, manufacturing, development and investment, the restructuring of trade agreements, and uncertainties associated with political gridlock. Any such changes in U.S. or international political conditions, or political uncertainty and instability, in the territories and countries where we or our tenants and customers operate could adversely affect our operating results, our business and the market price of our stock.
We have only a limited ability to change our portfolio promptly in response to changing economic, political or other conditions, which impedes us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Additionally, certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor.
The digital infrastructure and real estate industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
The digital infrastructure and real estate business is highly competitive based on a number of factors, including brand recognition, reputation and pricing pressure on the products and services offered by the companies in which we expect to invest. A reduction in the perceived quality of services and products offered, or if our competitors offer rental, leasing or similar rates at below market rates or below the rates charged by the companies in which we invest, the performance of the companies in which we invest could be adversely impacted and, as a result, our ability to raise third party capital in our current and future digital focused private equity funds could be adversely impacted. In the event that we are unable to continue to grow our digital real estate infrastructure platform as a result of our poor performance or lack of available funding for our investments, our business, results of operations, financial condition and prospects would be materially adversely affected.
We are also subject to significant competition for attractive investment opportunities from other digital investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer or more favorable operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may continue to increase. To the extent we pay higher prices for our target investments or acquire assets on less advantageous terms to us, or are required to do so in the future, due to increased competition, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
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
We face possible risks associated with natural disasters, wildfires, weather events, and the physical effects and other impacts of climate change.

We are subject to the risks associated with natural disasters, wildfires, weather events, and the physical effects and other impacts of climate change, any of which could have a material adverse effect on our properties, operations and business. Over time, our properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels that may cause damage to our properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that significantly increase energy costs or result in additional regulatory burdens, such as stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs, such as energy costs, and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that natural disasters, wildfires, weather events, or climate change will not have a material adverse effect on our properties, operations or business.
We are subject to increasing focus by our fund investors, our stockholders and regulators on environmental, social and governance (“ESG”) matters.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, have considered our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and use such information to decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments, and we may face reputational challenges by other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers by the SEC and other regulators. If regulators disagree with the procedures or standards we use for ESG investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
We depend on the development and growth of a balanced customer base, including key customers, and failure to attract, grow and retain this base of customers or future consolidation in the technology industry could harm our business and operating results.
Our ability to maximize operating revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including cloud and IT service providers, network providers and other technology companies. We consider certain of these customers to be key in that they attract and assist in retaining other customers. Our ability to attract and maintain customers depends on a variety of factors, including the demand for data center space and other digital infrastructure and our operating reliability and security. In addition, our customer base may shrink as a result of mergers or acquisitions, resulting in a reduced number of customers or potential customers. Any of these factors may increase churn and hinder the development, growth and retention of a balanced customer base, which could adversely affect our business, financial condition and results of operations.
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
In connection with sponsoring new managed investment vehicles or securing additional capital commitments in existing investment vehicles, we will negotiate terms for such investment vehicles and commitments from investors. In addition, we have agreed and may in the future agree to re-negotiate terms in the agreements with our investment vehicles due to performance of such investment vehicles or other market conditions. The outcome of such negotiations have and could in the future result in our agreement to terms that are materially less favorable to us economically than the existing terms of our investment vehicles or vehicles advised by our competitors. We have recorded and may in the future need to record impairments in the goodwill associated with such agreements as a result of amended economic terms in such agreements. Further, we may also agree to terms that could restrict our ability to sponsor competing investment vehicles, require us to dispose of an investment within a certain period of time, restrict our ability to sell all or a portion of our position in a co-investment, increase our obligations as the manager or require us to take on additional potential liabilities. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.

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
Because there is significant uncertainty in the valuation of, or stability of the value of, illiquid investments, the fair values of such investments as reflected in an institutional private fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the institutional private fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior institutional private fund net asset values would result in reduced earnings or losses for the applicable fund and the loss of potential management fees, carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior institutional fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional institutional private funds.
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
We may also in the future manage private funds, REITs and other investment vehicles that have investment and/or rate of return objectives that directly overlap with our own, which may result in conflicts that cannot be mitigated by the foregoing procedures and would limit our ability to make future direct investments in digital infrastructure assets.
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
In addition, in general, the DBH Portfolio Companies, including DataBank and Vantage SDC, and our sponsored funds have priority over us with respect to digital investment opportunities in the target asset classes and the jurisdictions in which we expect to invest. However, as a result of our acquisition of a controlling ownership interest in DataBank and Vantage SDC, we may be in a position to control whether DataBank or Vantage SDC, as applicable, accepts an investment allocation, which could result in conflicts of interest. Further, certain officers and senior management who make allocation decisions may have financial interests in a particular fund or managed investment vehicle, which may increase such conflicts of interest.
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
Although the strategic partnership with Wafra in our Digital IM Business is expected to result in certain benefits to us, there can be no assurance, however, regarding when or the extent to which we will be able to realize these and any other benefits we expect from the transaction, which may be difficult, unpredictable and subject to delays.
In addition, pursuant to the strategic partnership documentation, Wafra has certain redemption rights which, if exercised, would require the Company to repurchase Wafra's equity investment, carried interest participation rights and warrants. If such redemption rights are exercised, Wafra will also have a redemption right with respect to any sponsor commitments previously made to the Company's funds and vehicles. Wafra's redemption rights are triggered upon the occurrence of certain events including key person or cause events under the governing documentation of certain digital investment vehicles. No assurance can be given that such redemption events, if triggered, would arise at a time when the Company will have the cash on hand or other available liquidity (including availability under the Company’s securitized financing facility) to satisfy the redemptions, which could result in the Company being forced to allocate capital away from other potential opportunities or uses that we would otherwise consider to be the most effective use of such capital.
Additionally, under certain circumstances, we have agreed to use commercially reasonable efforts to cooperate with Wafra to facilitate the conversion of Wafra’s equity investment into the Company's class A common stock. There can be no assurances that such conversion would occur or on what terms and conditions such conversion would occur, including whether such conversion, if it did occur in the future, would have any adverse impact on the Company, the Company’s stock price, governance and other matters.
If any or all of the risks described above, including the risk that the redemption obligations are triggered, were to materialize, the Company’s results of operations, financial position and/or liquidity could be materially and adversely affected.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, developing new types of investment structures and products (such as separately managed accounts and structured products), and expanding into new geographic markets and businesses. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements.
The success of our organic growth strategy will depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet to warehouse seed investments, which may decrease the liquidity available for other parts of our business. If a new strategy or fund does not develop as anticipated and such investments are not ultimately transferred to a fund, we may not be able to dispose of such investments at an advantageous time and may be forced to realize losses on these retained investments.
To the extent we expand into new investment strategies, geographic markets and businesses, we will face numerous risks and uncertainties, including risks associated with:
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties;
•the required investment of capital and other resources;
•the possibility of diversion of management's time and attention from our core business;
•the possibility of disruption of our ongoing business;
•the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions, such as taxation;
•properly managing conflicts of interests; and
•our ability to comply with new regulatory regimes.
Our funds may be forced to dispose of investments at a disadvantageous time.
Our funds may make investments of which they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that our funds will dispose of investments prior to dissolution, we may not be able to do so. The general partners of our funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, and therefore, we may be required to sell, distribute or otherwise dispose of investments during liquidation, which may be at a disadvantageous time. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.
Risks Related to our Digital Operating Business
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
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
Problems at one or more of our data centers or other digital infrastructure assets, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of the customer leases associated with our digital infrastructure assets include terms requiring us to meet certain service level commitments to such customers. Any failure to meet these or other commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, monetary damages, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability, regulatory requirements, penalties and monetary damages and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security breaches in our data centers or with regard to other digital infrastructure assets. Any such failures could materially adversely affect our business, financial condition and results of operations.
We do not control the operations of certain of our digital real estate assets and are therefore dependent on portfolio company management teams to successfully operate their businesses.
Our digital infrastructure assets, including the data centers in our Digital Operating business are typically operated by in place management teams at the portfolio companies which hold these assets and in which we own our interests or by third party management companies. While we have or expect to have various rights as an owner of the portfolio companies, we may have limited recourse under our management agreements or investment interest documentation if we believe that such in place management teams (who are not our employees) or third-party management companies are not performing adequately. Failure by the in-place management teams to adequately manage the risks associated with managing data centers could result in defaults under our borrowings and otherwise adversely affect our results of operations. Furthermore, if these portfolio companies or management companies experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
The performance of our digital assets depends upon the demand for such assets.
A reduction in the demand for our digital infrastructure assets, power or connectivity will adversely impact our ability to execute our business strategy and our performance. Demand for digital assets is particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space and other digital infrastructure assets. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently or expect to serve. Changes in industry practice or in technology could also reduce demand for the physical data center space or other digital infrastructure assets. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If we lose a customer or a tenant, we cannot assure you that we would be able to replace that customer at a competitive rate or at all. Mergers or consolidations of technology companies could reduce further the number of our customers/tenants and potential customers/tenants and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers or other digital infrastructure assets. Our financial condition, results of operations, and cash flow for distributions could be materially adversely affected as a result of any or all of these factors.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We generally rely on third-party local utilities to provide power to our data centers. We are therefore subject to an inherent risk that such local utilities may fail to deliver such power in adequate quantities or on a consistent basis, and our recourse against the local utility and ability to control such failures may be limited. If power delivered from the local utility is insufficient or interrupted, we would be required to provide power through the operation of our on-site generators, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from the local utility. We may not be able to pass on the higher cost to our customers.
In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs associated with obtaining power from various utility companies. Utilities are and may be subject to increasing regulation that could increase the costs of electricity, including wildfire mitigation plans. Utilities may be dependent on, and be sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. In any of these cases, increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.
We depend on third parties to provide network connectivity to the customers in our data centers, and any delays or disruptions in connectivity may adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends as well as the market price of our common stock.
Our customers require internet connectivity and connectivity to the fiber networks of multiple third-party telecommunications carriers. In order for us to attract and retain customers, our data centers need to provide sufficient access for customers to connect to those carriers. While we provide space and facilities in our data centers for carriers to locate their equipment and connect customers to their networks, any carrier may elect not to offer its services within our data centers or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services, or the service provided by a carrier may be inadequate or of poor quality. If carriers were to terminate connectivity within our data centers or if connectivity were to be degraded or interrupted, it could put that data center at a competitive disadvantage versus a competitor’s data center that does provide adequate connectivity. A material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our business, financial condition and results of operations.
We expect certain of the leases we have with our customers to expire each year or are on a month-to-month basis, and to contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition and results of operations could be substantially harmed.
Customers for our data centers may not renew their leases upon expiration. This risk is increased to the extent our customer leases expire on an annual basis. Upon expiration, our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available data center space when such leases expire, our business, financial condition and results of operations could be adversely affected. In addition, certain of our leases may contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.
The digital infrastructure assets that we own may become obsolete, which could materially and adversely impact our revenue and operations.
Data centers require infrastructure, such as power and cooling systems, that is difficult and costly to upgrade. If the infrastructure in our data centers or other digital infrastructure assets becomes obsolete due to the development of new server technologies, we may need to upgrade or change the systems in order to keep our existing tenants or attract new tenants. We may not be able to effectively or efficiently upgrade or change such infrastructure and may incur substantial costs in doing so. Any inability to upgrade or change our digital infrastructure assets in connection with technological developments may result in the loss of tenants and adversely impact our ability to attract new tenants, all of which could materially and adversely impact our revenues and operations.

Digital infrastructure and real estate investments are subject to substantial government regulation.
Digital infrastructure and real estate investments are subject to substantial government regulation related to the acquisition and operation of such investments. Failure to comply with applicable government regulations or the inability to obtain or maintain any required government permits, licenses, concessions, leases or contracts needed to operate our digital infrastructure and real estate investments could adversely affect our ability to achieve our investment objectives. In addition, governments often have considerable discretion to implement regulations that affect our digital infrastructure and real estate investments. Changes in existing regulations could be costly for us to comply with and may delay or prevent the operation of our assets, all of which could adversely impact the performance of our investments.
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
Our investments are relatively illiquid. As a result, our ability to vary our investment portfolio promptly in response to changed economic and other conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the liquidity of our investments may also be impacted by, among other things, restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies, other legal or contractual restrictions, the lack of available financing for assets, the absence of a willing buyer or an established market and turbulent market conditions. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
Risks Related to Our Organizational Structure and Business Operations
We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our executive officers, which include our Chief Executive Officer and President, Marc C. Ganzi, in particular, and the services of the other members of our senior management team, including Jacky Wu, Ronald M. Sanders and Sonia Kim, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with digital real estate professionals, financial institutions, investors in certain of our investment vehicles and other members of the business community are critical to the success of our business. Changes to our management team have occurred in the past, and we cannot assure stockholders that further changes will not be made. We also cannot assure stockholders of the continued employment of these individuals with the Company.
In addition, our success depends, to a significant extent, upon the continued services of key personnel in our investment management business, including Mr. Ganzi and Benjamin Jenkins, DBH’s co-founder and Chief Investment Officer of DigitalBridge Investment Management. Although Mr. Ganzi and Mr. Jenkins received equity interests in us and are subject to employment agreements and other agreements containing restrictions on engaging in activities that are deemed competitive to our business, there can be no assurances that they will continue employment with us. The loss of Mr. Ganzi, Mr. Jenkins or other key personnel could harm our business.
In addition, certain of our current and former key personnel have been and may continue to be the subject of media attention, which includes scrutiny or criticism of our Company, business and leadership. Such attention and scrutiny could negatively impact our reputation as well as that of our key personnel, which could in turn negatively impact the relationships our key personnel have with current and potential investors, business partners, vendors and employees. Negative perceptions of or a loss of investor confidence in our key personnel could adversely impact our business prospects.
There may be conflicts of interest between us and our Chief Executive Officer and certain other senior DBH employees that could result in decisions that are not in the best interests of our stockholders.
Prior to our combination with DBH, Marc C. Ganzi, our Chief Executive Officer and President, and Benjamin Jenkins, Chief Investment Officer of DigitalBridge Investment Management, made personal investments in certain portfolio companies and/or related vehicles (collectively, the “DBH Portfolio Companies”), which DBH acquired along with a consortium of third-party investors. In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while Mr. Ganzi and Mr. Jenkins retained their respective investments in the DBH Portfolio Companies. As a result of these personal investments and related outside business activities, Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third party investors in, major decisions and other operational matters at the DBH Portfolio Companies. In addition, Mr. Ganzi, Mr. Jenkins and certain other DBH employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events. As a result, Mr. Ganzi, Mr. Jenkins, and certain other senior DBH employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies. The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees, on the other hand; however, there can be no assurances that such attempts will be effective.
As a result of their personal investments, Mr. Ganzi and Mr. Jenkins received payments in connection with Vantage SDC’s purchase of the Santa Clara data center in September 2021 and may in the future realize additional carried interest payments from their interests in DataBank following the Company’s acquisition of additional interests in DataBank from a third party. The amount of carried interest they receive from the Company may also increase as the Company contributes additional capital to Vantage SDC and DataBank in connection with future expansions projects. In such transactions, the

Company took a series of steps to mitigate the conflicts in the transactions, including, among others, obtaining approval from an independent committee of the board of directors. For additional information regarding the DataBank and Vantage SDC acquisitions, see Note 18. Transactions with Affiliates, in the Company’s consolidated financial statements. In addition, Mr. Ganzi realized substantial payments in connection with the acquisition of a legacy DBH Portfolio Company by DBP II in 2021.
Subject to our Code of Business Conduct and Ethics and related party transaction policies and procedures as applicable, we may continue to enter into transactions or other arrangements with the DBH Portfolio Companies in which there are actual or potential conflicts of interests between us and Mr. Ganzi, Mr. Jenkins and certain other senior employees. Despite having related party policies and procedures in place and having conflict mitigants in such transactions, such transactions may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. In addition, such transactions may result in future conflicts of interest if Mr. Ganzi’s or Mr. Jenkins’ continuing interests in the transaction (if any) are not aligned with the Company's.
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
In addition, we have and may continue to recognize impairments on the Company's equity method investments and goodwill. For example, given the prolonged period of time that the carrying value of our investment in BRSP had exceeded its market value, we recognized an $275 million other-than-temporary impairment on its BRSP investment in the second quarter 2020.
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
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the effectiveness of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our customers, employees, and vendors. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A security breach or a significant and extended disruption to our systems and, in particular, systems provided by third parties, may result in compromise or corruption of, or unauthorized access to, proprietary, confidential, or personal information collected in the course of conducting our business; misappropriation of assets; disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares, significant remediation expenses; and increased cybersecurity protection and insurance costs. A security breach or disruption could also interfere with our ability to comply with financial reporting requirements, loss of competitive position, regulatory actions, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability.
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
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, regulatory actions and shareholder class action suits, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation, shareholder activism or proxy contests. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of class A common stock.
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
Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our funds’ portfolio companies could similarly subject us to liability and reputational damage and also harm performance.
Our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. Detecting or deterring employee misconduct is not always possible, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-bribery, trade sanctions, anti-harassment, anti-discrimination or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases.
Risks Related to Financing
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations (including those under our securitized debt instruments), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative, and regulatory conditions, many of which are beyond our control.
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
We may also need to refinance all or a portion of our indebtedness at or prior to the scheduled maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, FFO prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.
In particular, our securitization co-issuers’ ability to refinance the securitization debt instruments or sell their interests in the securitization collateral will be affected by a number of factors, including the availability of credit for the collateral, the fair market value of the securitization collateral, our securitization entities’ financial condition, the operating history of the securitization managed funds, tax laws and general economic conditions. The ability of our securitization entities to sell or refinance their interests in the securitization collateral at or before the anticipated repayment date of the securitization debt instruments will also be affected by the degree of our success in forming new funds as additional managed funds for the securitization collateral pool. In the event that our securitization entities are not able to refinance the securitization debt instruments prior to the anticipated repayment date for such instruments, the interest payable on such securitization debt instruments will increase, which will reduce the cash flow available to us for other purposes.
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
The securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.

The indenture and other agreements entered into by certain of our subsidiaries contain various covenants that limit our and our subsidiaries’ ability to engage in specified types of transactions. For example, among other things covenants restrict (subject to certain exceptions) the ability of certain subsidiaries to:
•incur or guarantee additional indebtedness;
•sell certain assets;
•alter the business conducted by our subsidiaries;
•create new subsidiaries or alter our current cash distribution arrangements;
•create or incur liens on certain assets; or
•consolidate, merge, sell or otherwise dispose of all or substantially all of the assets held within the securitization entities.
In addition, under the transaction documents related to our securitization transactions, a failure to comply with certain covenants could prevent our securitization entities from distributing any excess cash to us, which may limit our ability to make distributions to our stockholders.
As a result of these restrictions, we may not have adequate resources or the flexibility to continue to manage the business and provide for our growth, which could adversely affect our future growth prospects, financial condition, results of operations and liquidity.
The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could adversely affect our business.
The securitization debt instruments are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the securitization co-issuers maintain specified reserve accounts to be used to make required payments in respect of the securitization notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified prepayment consideration in the case of the securitization term notes under certain circumstances, (iii) in the event that the securitization notes are not fully repaid by their applicable respective anticipated repayment dates, provisions relating to additional interest that will begin to accrue from and after such respective anticipated repayment dates and (iv) covenants relating to record keeping, access to information and similar matters. The securitization notes are also subject to customary amortization events, including events tied to failure to maintain stated debt service coverage ratios. The securitization notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the securitization notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and the termination for cause of certain limited partnership agreements of investment vehicles managed by us resulting in a specified percentage decrease of annualized recurring fees.
In the event that an amortization event occurs under the indenture which would require repayment of the securitization debt instruments or in the event of failure to repay or refinance the securitized debt instruments prior to the anticipated repayment date, the funds available to us would be reduced, which would in turn reduce our ability to operate and/or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations which could have an adverse effect on our financial condition.
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

Changes in the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain and may adversely affect interest rates on our current or future indebtedness and could hinder our ability to maintain effective hedges, potentially resulting in adverse impacts to our business operations and financial results.
Our securitization variable funding notes, certain senior and junior subordinated notes and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month US Dollar LIBOR (“USD LIBOR”) maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the U.S., the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Liquidity in SOFR-linked products has increased significantly this year after the implementation of the SOFR First best practice as recommended by the Market Risk Advisory Committee of the Commodity Futures Trading Commission.
We can provide no assurance regarding when our current floating rate debt instruments and hedging arrangements will transition from LIBOR as a reference rate to SOFR or another reference rate. To date we have taken steps intended to minimize disruption in our business operations related to changes in the benchmark rate, including, where possible, by providing mechanisms in our LIBOR based instruments that permit or facilitate the movement from LIBOR to replacement benchmarks upon the occurrence of certain defined events occur related to the discontinuation of LIBOR. However, there can be no assurances that such steps will successfully minimize disruption or result in any of the benefits we anticipate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. Further, confusion related to the transition from USD LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD LIBOR, any of which could adversely impact our business operations and financial results.
Risks Related to Ownership of Our Securities
The market price of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
The market price of our class A common stock has been and may continue to be volatile. Our stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock due to fluctuations in the market price of our class A common stock, including changes in market price caused by factors unrelated to our operating performance or prospects. Additionally, this volatility and other factors have and may continue to induce stockholder activism, which has been increasing in publicly traded companies in recent years and to which we have and continue to be subject, and could materially disrupt our business, operations and ability to make distributions to our stockholders.
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
In order to expand our business, we may consider offering class A common stock and securities that are convertible into our class A common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of class A common stock that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE. However, we may issue and sell shares of our class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership. In July 2020, the OP issued $300 million in aggregate principal balance of 5.75% exchangeable senior notes due 2023, which are exchangeable by the noteholder at any time prior to maturity into shares of our class A common stock. The initial exchange rate, which is subject to adjustment upon the occurrence of certain events, was 434.7826 shares of class A common stock per $1,000 principal amount of notes. In the fourth quarter of 2021, we issued 73,365,420 shares of class A common stock in exchange for approximately $161.261 million aggregate principal amount of the 5.75% exchangeable notes held by certain noteholders in several privately negotiated transactions. The exchange of some or all of the remaining exchangeable notes will further dilute the ownership interests of existing stockholders, and any sales in the public market of shares of our class A common stock issuable upon such exchange of the notes could adversely affect the prevailing market price.
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

Regulatory Risks
Extensive regulation in the United States and abroad affects our activities, increases the cost of doing business and creates the potential for significant liabilities that could adversely affect our business and results of operations.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. Recent SEC focus areas have also included, among other things, the misuse of material non-public information, material impacts on portfolio companies owned by private funds (e.g., real estate related investments) due to recent economic conditions, and compliance with practices described in fund disclosures regarding the use of limited partner advisory committees, including whether advisory committee approvals were properly obtained in accordance with fund disclosures.
The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have continued to focus on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. For example, our managed companies routinely engage our affiliated entities to provide asset level services, in accordance with the relevant fund legal documents. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. While we believe we will be able to address such concerns without a material adverse effect on our business, results of operations or financial condition, regulatory matters are uncertain and we may be required to incur costs or take actions that could have a material adverse effect on us.
In addition, in recent years the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds, or agents acting on their behalf, have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with the state pension funds (i.e., “ pay to play” practices). Such “pay to play” practices are subject to extensive federal and state regulation, and any failure on our part to comply with rules surrounding “pay to play” practices could expose us to significant penalties and reputational damage.
Further, we expect a greater level of SEC enforcement activity under the Biden administration, and it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by prior administrations. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us.
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
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes as a result of, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. It is expected that the Biden administration will increase the number of financial regulations and regulators. Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds. Moreover, as calls for additional regulation have increased as a result of heightened regulatory focus in the financial industry, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed companies. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Failure to satisfy the 40% limitation or to qualify for an exception or exemption from registration under the 1940 Act could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price for shares of our class A common stock.
We intend to conduct our operations so that we and our subsidiaries are not required to register as investment companies under the 1940 Act. Compliance with the 40% limitation on holding investment securities under the 1940 Act and maintenance of applicable exceptions or exemptions impose certain requirements on how we structure our balance sheet investments and manage our sponsored funds. Continuing satisfaction of the 40% limitation or qualification for an exception or exemption from registration under the 1940 Act will limit our ability to make certain investments or change the relevant mix of our investments.
If we fail to satisfy the 40% limitation or to maintain any applicable exception or exemption from registration as an investment company under the 1940 Act, either because of changes in SEC guidance or otherwise, we could be required to, among other things: (i) substantially change the manner in which we conduct our operations and the assets that we own to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company. Either of (i) or (ii) could have an adverse effect on us and the market price for shares of our class A common stock. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Regulation of subsidiaries of our company under the Investment Advisers Act subjects us to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions.
We have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with our managed companies. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our managed companies' investors and our investments, including, for example, restrictions on agency, cross and principal transactions, and transactions with affiliated service providers. We or our registered investment adviser subsidiaries will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. Examinations of private fund advisers have resulted in a range of actions, including deficiency letters and, where appropriate, referrals to the Division of Enforcement. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements under the Investment Advisers Act include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. We expect continued focus by the SEC on private fund advisers and a greater level of SEC enforcement activity under the Biden administration.

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
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. Our qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist and even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, the pace of growth of our investment management business, coupled with the completion of our legacy asset monetizations, may result in a decision to not continue as a REIT in 2022 or thereafter.
Our qualification as a REIT depends on our ongoing satisfaction of certain gross asset, gross income, organizational, distribution, stockholder ownership and other requirements:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including certain of our target digital infrastructure and real estate assets. If the IRS challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. Compliance with these limitations, particularly given the nature of some of our digital and other investments (including international investments and certain hedging transactions), may hinder our ability to acquire, optimally finance, or maintain ownership of otherwise attractive investments. To maintain our REIT qualification we could sell or be required to sell assets more quickly and on less favorable terms than in a sale not required for REIT qualification.
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
•Our leases with our TRSs must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement in order for us to qualify as a REIT and our TRSs must not directly or indirectly operate hotels or healthcare property.
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
We generally must distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain) in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. If we do not have REIT taxable income or to the extent we utilize loss carryovers from prior years to reduce REIT taxable income, we will not be required to make distributions to stockholders.
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
Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”
Our net operating loss (“NOL”) carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% stockholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and certain recognized built-in losses to reduce our REIT distribution requirements or taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future
We will be subject to corporate income tax on the sale of assets acquired from or previously held by a non-REIT “C” corporation within five years of our acquisition of those assets or our becoming a REIT.
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
We may incur adverse tax consequences if DigitalBridge was to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Merger.
In connection with the closing of the Merger, we received an opinion of counsel to the effect that DigitalBridge qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Merger. We did not request a ruling from the Internal Revenue Service (the “IRS”) that DigitalBridge qualified as a REIT. If, notwithstanding the opinion, DigitalBridge’s REIT status for periods prior to the Merger were successfully challenged, we would face serious adverse tax consequences (ranging from corporate tax liability to loss of REIT status for past and future years) that would substantially reduce our FFO, including cash available to pay dividends to our stockholders.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Boca Raton, Florida, where we lease approximately 31,500 square feet of office space. We also lease office space for the remaining eight corporate locations in four countries across the U.S., Europe and Asia. We believe that our offices are suitable and adequate for conducting our business.
Investment Properties
At December 31, 2021, the Company's investment properties were composed of 13 hyperscale data centers in North America, and 65 colocation data centers across U.S. and Europe, providing a combined 326 megawatts of power capacity and 1.95 million rentable square feet, of which 80% of the total square footage is leased. 50 of the 78 data centers are leasehold properties.
The Company's portfolio included 322,000 square feet of pre-stabilized data centers (properties with more than 5% of rentable square feet currently under development or expected to be under development in the next 12 months).

Below is an overview of the Company's data center portfolio at December 31, 2021.

	Number of Properties			Maximum Critical IT Square Feet (1) ('000)	Leased % (2)	Power Capacity mW (3)	Annualized MRR (4) ($ in millions)
Location	Owned	Leased	Total
Hyperscale Data Centers
North America
California	8	—	8	529	92%	122	$165
Washington	2	—	2	112	100%	22	32
Canada	3	—	3	136	87%	26	37
	13	—	13	777	92%	170	234
Colocation Data Centers
North America
Arizona	—	3	3	7	33%	1	3
California	1	5	6	77	73%	14	36
Colorado	2	2	4	63	75%	9	51
Florida	—	1	1	11	90%	2	6
Georgia	2	—	2	70	56%	10	13
Illinois	—	4	4	91	76%	14	38
Indiana	—	2	2	45	83%	8	20
Kansas	2	1	3	18	51%	3	15
Maryland (5)	—	1	1	—	—%	—	15
Massachusetts	—	1	1	6	80%	1	1
Minnesota	1	3	4	75	68%	9	20
Nevada	—	1	1	20	82%	2	17
New Jersey	—	2	2	50	66%	4	12
New York	—	2	2	25	86%	1	31
Ohio	—	1	1	5	52%	—	2
Pennsylvania	1	2	3	69	67%	7	15
Tennessee	—	1	1	4	81%	—	2
Texas	2	7	9	221	74%	24	72
Utah	4	1	5	145	82%	26	52
Virginia	—	2	2	82	70%	13	20
Washington	—	2	2	10	56%	1	2
Europe
France	—	5	5	54	77%	2	12
United Kingdom	—	1	1	24	3%	5	2
	15	50	65	1,172	72%	156	457
	28	50	78	1,949	80%	326	$691
_______
(1)    Represents rentable square footage with available power capacity.
(2)    Percentage of rentable square footage under lease contracts, including leases that have not commenced billing.
(3)    Represents power capacity that has been installed and available to support customer information technology load.
(4)    Monthly recurring revenue ("MRR") is revenue from ongoing services that is generally fixed in price and contracted for longer than 30 days. Annualized MRR is calculated as MRR for the last month of the period multiplied by 12.
(5)    Not a co-location site. Revenues earned through data center services.

The Company's data centers are leased to over 2,500 customers, with its largest customers in the information technology and communications sectors. The Company's top 10 customers based upon annualized MRR as of December 31, 2021 are summarized below.

	Customer Industry	Number of Properties with Leased Space	% of Total Portfolio Annualized MRR
1	Software & Services	11	19.6%
2	Semiconductors & Semiconductor Equipment	8	5.6%
3	Software & Services	18	5.5%
4	Semiconductors & Semiconductor Equipment	5	2.5%
5	Capital Goods	1	1.9%
6	Real Estate	6	1.8%
7	Media & Entertainment	8	1.5%
8	Software & Services	2	1.5%
9	Technology Hardware & Equipment	3	1.3%
10	Technology Hardware & Equipment	10	1.2%
			42.4%
A listing of the Company's investment properties is also included in Schedule III. Real Estate and Accumulated Depreciation in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 21 to the consolidated financial statements in Item 15 of this
Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II—OTHER INFORMATION
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “DBRG.”
Holders of Common Equity
On February 21, 2022, there were 2,423 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. No distributions can be paid on our class A and class B common stock unless we have paid all cumulative dividends on our outstanding preferred stock. The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company continues to monitor its financial performance and liquidity position, and will reevaluate its dividend policy as conditions improve. We cannot assure our stockholders that we will make any future distributions.
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends per share of common and preferred stock.

	Common Stock (1)	Preferred Stock (2)
		Series B	Series E	Series G	Series H	Series I	Series J
2021
Return of capital (3)	N/A	N/A	N/A	$1.57	$1.78	$1.79	$1.78
2020
Return of capital (3)	$0.22	N/A	N/A	$1.87	$1.78	$1.79	$1.78
2019
Ordinary income	$0.14	$0.84	$0.89	$0.76	$0.72	$0.73	$0.72
Capital gains	0.20	1.22	1.30	1.11	1.06	1.06	1.06
Return of capital (3)	0.10	—	—	—	—	—	—
Total	$0.44	$2.06	$2.19	$1.87	$1.78	$1.79	$1.78
__________
(1)    Common stock dividends declared in November 2019 and paid in January 2020 were considered distributions in the year paid for federal income tax purposes. The Company suspended dividends on its class A common stock beginning with the second quarter of 2020.
(2)    Distributions on the Company's Series G, H, I and J preferred stock declared in November 2018 and 2019 and paid in January 2019 and 2020, respectively, were considered distributions in the year paid for federal income tax purposes.
(3)    Represents dividends paid in excess of our current and accumulated earnings and profit ("E&P"), which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes. A return of capital reduces the basis of a stockholder's investment in our common and/or preferred stock to the extent of such basis. Distributions of return of capital dividends in excess of a shareholder's basis are treated as capital gains.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Exchangeable Notes—In the fourth quarter of 2021, 73,365,420 shares of our class A common stock were issued to certain holders of the 5.75% exchangeable notes upon exchange by such holders of $161.3 million of outstanding principal on the 5.75% exchangeable notes. No consideration was received by the Company for the exchange.
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the fourth quarter of 2021, in satisfaction of redemption requests by former employee OP Unit holders, 1,500,000 shares of our class A common stock were issued to the former employees.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index") from December 31, 2016 to December 31, 2021. Our stock price in the period preceding the merger among Colony Capital, Inc. ("CLNY") as the Company was formerly known, NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp ("NRF") on January 10, 2017 represents the then stock price of CLNY adjusted to reflect the equity structure of NSAM as the legal acquirer by applying the share exchange ratio of one share of CLNY common stock for 1.4663 shares of common stock of the Company after the merger. The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2016 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto, which are included in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Significant Developments
The following summarizes significant developments in 2021 and through the date of this filing that affected our business and results of operations.
Financing
•Securitized Financing Facility—In July 2021, our corporate credit facility was terminated and replaced with $500 million aggregate principal amount of Series 2021-1 Secured Fund Fee Revenue Notes issued by subsidiaries of the OP (the "Co-Issuers"), composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $200 million Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN Notes” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN Notes allow the Co-Issuers to borrow on a revolving basis. Proceeds from issuance of the Class A-2 Notes of $285 million, net of offering costs and $5.4 million of interest reserve deposit, are being applied for acquisitions of digital infrastructure investments, funding of commitments to sponsored funds, redemption or repayment of other higher cost corporate securities, and/or general corporate purposes.
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
▪Greater flexibility—This new financing structure, which we intend to continue to utilize as it grows, creates greater flexibility around capital allocation and corporate liability management, including our ability to retire higher cost debt or securities and pay regular dividends on our common stock in the future.
•In 2021, we reduced higher cost corporate indebtedness by $343 million. This reduction encompasses: (i) $193 million of corporate debt extinguished through $32 million repayment upon maturity and early exchange of $161 million of senior notes into shares of our class A common stock; and (ii) $150 million of preferred stock redeemed.
Digital Business
Digital IM
•DBP II, our second flagship digital infrastructure fund, had its final closing in December 2021 with commitments totaling $8.3 billion (inclusive of $120 million of our commitments as limited partner and general partner). The successful fundraising for DBP II significantly exceeded our initial target and stands at twice the size of DBP I.
Digital Operating
•Our DataBank subsidiary completed its restructuring in the second quarter of 2021 and expects to elect REIT status for the 2021 taxable year, resulting in a write-off of $67 million of net deferred tax liabilities.
•In February 2021, DataBank completed the acquisition of zColo's remaining five data centers in France for $33 million.
•We acquired an additional data center and build-out of expansion capacity within the Vantage SDC portfolio, including lease-up of the expanded capacity and existing inventory, for aggregate payments of $505 million, funded primarily through borrowings by Vantage SDC.
•In January 2022, DataBank entered into a definitive agreement to acquire four colocation data centers in Houston, Texas for $670 million. Based upon total equity investment by DataBank, our share of the investment is $91 million.

The new facilities will collectively add approximately 308,000 built square feet and 42.5 MW of installed critical IT load, as well as a roster of blue-chip customers. Additionally, one of the facilities being acquired is the region’s primary interconnection point that is strategically positioned with access to significant and redundant utility power feeds and access to fast and reliable telecommunications networks. The transaction is expected to close in March 2022, subject to customary closing conditions and regulatory approval.
•In March 2021 and October 2021, DataBank raised $658 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds were used to repay borrowings on its credit facility and to finance the future Houston acquisition.
•In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended per annum fixed rate of 2.17%. Proceeds were applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition, as well as to fund payments for future build-out and lease-up of expansion capacity.
•In January 2022, we acquired additional interest in DataBank from a selling investor for $32.0 million, which increased our ownership in DataBank to 21.9%.
Other
•DBP II, together with other third party co-invest capital, acquired a digital communications infrastructure business in October 2021. No capital was drawn from DBRG's balance sheet to bridge the financing for this acquisition and DBRG's previous commitment to a preferred equity investment has been cancelled.
Non-Digital Assets
•In the first half of 2021, we determined we would accelerate the monetization of our remaining non-digital assets in Wellness Infrastructure, OED and Other IM.
•In December 2021, pursuant to a definitive agreement entered into in June 2021, we sold our interests in a substantial majority of our OED investments and Other IM business for cash consideration of $443 million, net of closing adjustments of $31 million, representing net cash already received, largely for asset monetizations realized prior to closing. Approximately $510 million of consolidated investment-level debt was assumed by the acquirer.
•In February 2022, pursuant to a definitive agreement entered into in September 2021 (as amended in February 2022), we sold our Wellness Infrastructure business in a transaction valued at $3.1 billion, including the acquirer's assumption of $2.86 billion of consolidated investment-level debt. The sales price was $281 million, composed of $126 million in cash and a $155 million 5-year seller note. In addition, we received a $35 million cash distribution from NRF Holdco prior to closing.
•Based upon the sales price for the Wellness Infrastructure assets, OED investments and Other IM business, the carrying values of these assets were written down by $625 million in aggregate, of which $265 million was attributable to the OP, included in discontinued operations.
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

•In October 2021, our equity interest in a private healthcare real estate investor/manager (the "Investee") was diluted following an acquisition of the Investee in conjunction with a merger of the Investee's co-sponsored non-traded REITs. In connection with this transaction, we received distributions of $7.8 million cash and units in the operating company of the new combined non-traded healthcare REIT, valued at approximately $45 million, based upon the net asset value of the non-traded healthcare REIT. As a result, we recorded a $7.4 million realized gain and approximately $37 million of unrealized gain.
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
•For all current and prior periods presented, all non-digital assets that have been disposed or subject to planned disposition, and associated liabilities (excluding our interest in BRSP, except for BRSP shares and units held by NRF Holdco) are presented as held for disposition, and the related operating results are presented as discontinued operations (Notes 11 and 12 to the consolidated financial statements).
Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1)(3) (In billions)		FEEUM (2)(3) (In billions)
Type	Products	Description	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Third Party Managed Capital
Institutional Funds	Digital Bridge Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$16.6	$9.3	$11.2	$7.0
	Liquid securities strategy		0.8	0.5	0.8	0.4
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	19.3	9.9	4.2	2.6
	Digital real estate and infrastructure held by portfolio companies		6.9	8.9	2.1	2.8
			43.6	28.6	18.3	12.8
Balance Sheet Capital (4)
Digital Operating			1.2	1.1	NA	NA
Other			0.5	0.3	NA	NA
			45.3	30.0	18.3	12.8
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
(3)    Our non-digital investment management business was disposed in the fourth quarter of 2021. AUM and FEEUM associated with our non-digital investment management business are no longer presented for the prior year period.
(4)    Represents the Company's investment interests on its balance sheet, excluding the portion held by noncontrolling interests in investment entities, that is managed by the Company on behalf of its stockholders, therefore is not fee-bearing. Balance sheet AUM reflects generally the OP's share of net book value of balance sheet assets, determined based upon undepreciated carrying value of assets, and where applicable, after impairment charges that create a new basis for the affected assets, in all instances, net of liabilities.
•In 2021, we have made significant progress in the digital rotation of our investment management business. At December 31, 2021, our third party AUM stood at $43.6 billion.

•FEEUM grew 43% or $5.5 billion to $18.3 billion at December 31, 2021, attributed to the successful fundraising for DBP II and additional capital from co-investment vehicles. These increases were partially offset by a change in the fee base for DBP I from committed to contributed capital following the closing of DBP II. DBP II had its final closing in December 2021 with total commitments of $8.3 billion, having raised $4.2 billion in 2021. The successful fundraising for DBP II significantly exceeded our initial target and stands at twice the size of DBP I.
Results of Operations
A comparative discussion of our consolidated results of operations for 2021 and 2020 is presented below.
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K for comparative discussion of our consolidated results of operations for 2020 and 2019. In 2021, our Wellness Infrastructure segment and substantially all of our Other segment qualified as discontinued operations. The operating results of those segments for all periods presented have been recast as income from discontinued operations on the consolidated statements of operations. Additionally, beginning with the third quarter of 2021, only Digital Investment Management and Digital Operating represent reportable segments, while our remaining investment activities and corporate level activities are combined and presented as Corporate and Other. The operating results by segment have been recast for all prior periods presented. The discussion of our consolidated results of operations for 2020 and 2019 in our 2020 Form 10-K should be read in conjunction with Item 15. "Exhibits and Financial Statement Schedules" in this Annual Report, specifically the consolidated statement of operations, Note 12. Discontinued Operations and Note 20. Segment Reporting.
The following table summarizes our consolidated results from continuing operations by reportable segments.

	Year Ended December 31,
(In thousands)	2021	2020	Change
Continuing Operations

Total revenues
Digital Investment Management	$191,682	$85,782	$105,900
Digital Operating	763,199	313,283	449,916
Corporate and Other (1)	10,918	17,365	(6,447)
	$965,799	$416,430	549,369

Income (loss) from continuing operations
Digital Investment Management	$90,915	$11,155	$79,760
Digital Operating	(230,841)	(132,063)	(98,778)
Corporate and Other	(76,897)	(470,180)	393,283
	$(216,823)	$(591,088)	374,265

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$51,531	$10,423	$41,108
Digital Operating	(36,664)	(20,903)	(15,761)
Corporate and Other	(87,506)	(425,268)	337,762
	$(72,639)	$(435,748)	363,109
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Corporate and Other.
Revenues
Total revenues increased $549.4 million or 132%.
•Digital Investment Management—Revenues from our investment management business grew 123% to $191.7 million as a result of significant growth in our FEEUM from $12.8 billion at December 31, 2020 to $18.3 billion at December 31, 2021 following the successful fundraising for DBP II and co-invest vehicles. DBP II had its final closing in December 2021 at $8.3 billion of total commitments, with $4.2 billion raised in 2021.
•Digital Operating—2021 includes a full fiscal year of revenues from zColo's 39 colocation data centers (held through our subsidiary, DataBank, 20% DBRG ownership during 2021) and Vantage SDC's 12 hyperscale data centers (13% DBRG ownership), acquired in December 2020 and July 2020, respectively. 2021 also included additional acquisitions with another five zColo colocation data centers, and in the Vantage SDC portfolio, an add-on acquisition plus additional lease-up of expanded capacity and existing inventory.
Income (loss) from continuing operations
•Digital Investment Management—In addition to higher fee income, 2021 also included significant unrealized carried interest income, which accrues to the Company net of allocations to certain employees.
•Digital Operating—Our Digital Operating segment generally records a net loss, reflecting the effects of real estate depreciation and amortization of lease intangibles. In 2021, net loss in Digital Operating was reduced by a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year. We present our supplemental operating results measure of earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre") for Digital Operating under "—Non-GAAP Measures."
•Corporate and Other—Net losses generally reflect corporate level costs that have not been allocated to our reportable segments. The significantly larger net loss in 2020 was driven by $298.2 million of losses in connection with our equity investment in BRSP, including a $254.5 million impairment. BRSP represents our largest remaining non-digital investment.

Key components of revenue and income (loss) from continuing operations are discussed in more detail below.
Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

	Year Ended December 31,
(In thousands)	2021	2020	Change
Revenues
Property operating income	$762,750	$312,928	$449,822
Interest income	8,791	7,206	1,585
Fee income	180,826	83,355	97,471
Other income	13,432	12,941	491
Total revenues	965,799	416,430	549,369
Expenses
Property operating expense	316,178	119,834	196,344
Interest expense	186,949	120,829	66,120
Investment expense	28,257	13,551	14,706
Transaction-related costs	5,781	5,282	499
Depreciation and amortization	539,695	241,020	298,675
Impairment loss	—	25,079	(25,079)
Compensation expense, including carried interest	301,875	178,058	123,817
Administrative expenses	109,490	78,766	30,724
Settlement loss	—	5,090	(5,090)
Total expenses	1,488,225	787,509	700,716
Other income (loss)
Other loss, net	(21,412)	(6,493)	(14,919)
Equity method earnings (losses), including carried interest	226,477	(260,579)	487,056
Loss before income taxes	(317,361)	(638,151)	320,790
Income tax benefit	100,538	47,063	53,475
Loss from continuing operations	(216,823)	(591,088)	374,265
Loss from discontinued operations	(600,088)	(3,199,322)	2,599,234
Net loss	(816,911)	(3,790,410)	2,973,499
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	34,677	616	34,061
Investment entities	(500,980)	(812,547)	311,567
Operating Company	(40,511)	(302,720)	262,209
Net loss attributable to DigitalBridge Group, Inc.	(310,097)	(2,675,759)	2,365,662
Preferred stock redemption	4,992	—	4,992
Preferred stock dividends	70,627	75,023	(4,396)
Net loss attributable to common stockholders	$(385,716)	$(2,750,782)	2,365,066

Property Operating Income and Expense

	Year Ended December 31,
(In thousands)	2021	2020	Change
Property operating income
Lease income	$701,706	$265,391	$436,315
Data center service revenue	61,044	47,537	13,507
	$762,750	$312,928	449,822

Property operating expense	$316,178	$119,834	196,344
Property operating income and expense amounts were higher in 2021, reflecting the operating results for a full fiscal year in 2021 for zColo's 39 colocation data centers and Vantage SDC's 12 hyperscale data centers, acquired in December 2020 and July 2020, respectively. 2021 also included additional acquisitions with another five zColo colocation data centers, and in the Vantage SDC portfolio, an add-on acquisition plus additional lease-up of expanded capacity and existing inventory.
Total real estate carrying value in our Digital Operating segment stood at $4.97 billion at December 31, 2021 compared to $4.45 billion at December 31, 2020.
Our portfolio includes 69 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	December 31, 2021	December 31, 2020
Number of data centers
Owned	28	26
Leasehold	50	45
	78	71
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	1,949	1,720
Leased Square Feet	1,553	1,386
% Utilization Rate (% Leased)	80%	81%
On a same store basis, property operating income and expense also increased in 2021, reflecting an increase in leased square footage. Additionally, higher power costs were incurred in connection with inclement weather conditions in 2021, with the incremental cost largely billed to our colocation tenants.
Interest Income
Interest income was $1.6 million higher. In 2021, there was additional interest income from new loans originated or acquired that are being warehoused for future investment vehicles. However, this increase was largely offset by lower interest income on available cash in 2021 as proceeds from the sale of our light industrial business in December 2019 have since been redeployed.
Fee Income

	Year Ended December 31,
(In thousands)	2021	2020	Change
Digital Investment Management
Management fees	$168,618	$78,421	$90,197
Incentive fees	7,174	35	7,139
Other fee income	5,034	4,899	135
	$180,826	$83,355	97,471
Fee income was higher by $97.5 million. The increase was driven by: (i) the successful fundraising for DBP II beginning November 2020 with a final close in December 2021 at $8.3 billion of total commitments, having raised $4.2 billion in 2021; and (ii) incentive fees earned based upon the performance of managed third party accounts in our digital liquid strategy. The increase in fees from DBP II and new co-invest vehicles were partially offset by lower fees from DBP I in 2021 with a change in its fee base from committed capital to contributed capital following the first closing of DBP II.

Other Income
Other income increased $0.5 million, which can be attributed primarily to higher professional service fees incurred on behalf of and reimbursable by our managed investment vehicles.
Interest Expense

	Year Ended December 31,
(In thousands)	2021	2020	Change
Digital Investment Management	$4,766	$—	$4,766
Digital Operating	125,387	77,976	47,411
Other investment-level debt	660	—	660
Corporate-level debt	56,136	42,853	13,283
	$186,949	$120,829	66,120
Digital Investment Management—This represents interest expense from our securitized financing facility beginning in July 2021 as the $300 million term loan is attributed largely to the Digital IM segment.
Digital Operating—The increase of $47.4 million is attributed to: (i) a full year of interest expense in 2021 incurred on debt financing the Vantage SDC and zColo portfolios, acquired in July 2020 and December 2020, respectively; (ii) interest expense on additional debt raised through securitization transactions by DataBank and Vantage SDC during 2021; and (iii) interest expense on our securitized financing facility which is partially allocated to the Digital Operating segment. This increase was partially offset by lower interest expense on the DataBank portfolio following its March 2021 and October 2021 securitization transactions which meaningfully reduced its cost of debt. The weighted average interest rate on DataBank's outstanding debt was 6.08% per annum in 2020 and 2.35% per annum in 2021.
Overall, at December 31, 2021, our data center portfolio was financed by an aggregate $4.22 billion of outstanding debt principal ($3.23 billion at December 31, 2020), bearing a combined weighted average interest rate of 2.88% per annum (3.69% per annum at December 31, 2020).
Other Investment-level Debt—This represents interest expense from our securitized financing facility that is partially allocated to our digital credit and digital liquid investments on the balance sheet.
Corporate-level Debt—Interest expense was $13.3 million higher. This increase can be attributed to: (i) a net increase in interest expense on our senior notes, with a higher interest rate on the exchangeable notes issued in July 2020 (5.75% per annum) relative to the convertible notes that were substantially repurchased in the third quarter of 2020 and fully repaid in January 2021 (3.875% per annum); and (ii) debt conversion expense of $25.1 million recognized in connection with an early exchange of $161.3 million of our 5.75% exchangeable notes into shares of our class A common stock in the fourth quarter of 2021 (refer to Note 8 to the consolidated financial statements). This increase was partially offset by lower interest expense on our corporate credit facility that was terminated in July 2021, which included a proportional write-off of deferred financing costs in June 2020 following a reduction in the facility amount.
Investment Expense
Investment expense was $14.7 million higher. The increase was related primarily to a full year of management fees paid to Vantage for the day-to-day operations of Vantage SDC beginning the end of July 2020, fees paid in 2021 for transitional services in connection with the zColo portfolio, and reimbursable due diligence costs incurred in our investment management business.
Transaction-Related Costs
Transaction-related costs were generally in connection with unconsummated investments and corporate restructuring transactions.
Depreciation and Amortization
Increase in depreciation and amortization reflects a full year of expense in 2021 on real estate and intangible assets acquired from Vantage SDC in July 2020 and zColo in December 2021, and in connection with an add-on acquisition and additional lease-up of expanded capacity and existing inventory in the Vantage SDC portfolio in 2021.
Impairment Loss
There was no impairment loss in 2021. Impairment loss of $25.1 million in 2020 pertains to: (i) a management contract intangible due to reduced cash flows from the original Vantage contract, which was replaced by a new fee stream from third party capital raised in our acquisition of Vantage SDC; (ii) right-of-use lease asset on certain corporate office leases due to reduced need for office space based upon the Company’s operations; and (iii) corporate aircraft that was written down to recoverable value prior to its sale in January 2021.
Compensation Expense

	Year Ended December 31,
(In thousands)	2021	2020	Change
Cash compensation and benefits	$197,717	$153,260	$44,457
Equity-based compensation	38,268	22,892	15,376
Incentive and carried interest compensation	65,890	1,906	63,984
	$301,875	$178,058	123,817
Total compensation expense was $123.8 million higher, driven primarily by:
•compensation cost associated with data center employees of zColo who became employees of the Company following the zColo acquisition in December 2020;
•higher severance payments, including acceleration of equity-based compensation in 2021; and
•incentive and carried interest compensation accrued in 2021, representing a portion of incentive fees earned and unrealized carried interest from our managed accounts and sponsored investment vehicles that are shared with management and certain employees.
Unlike incentive fees and related compensation which have been earned, unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
Administrative Expenses
Administrative expense increased $30.7 million, attributable largely to administrative costs associated with our new zColo portfolio, growth in our Digital Operating business, placement fees incurred in fundraising for DBP II, and higher professional fees.
Settlement Loss
Settlement loss recognized in 2020 represents the initial fair value of the settlement arrangement with Blackwells and the reimbursement of legal costs incurred by Blackwells. Refer to additional discussion in Note 13 to the consolidated financial statements.
Other Loss
Other loss was $21.4 million in 2021 and $6.5 million in 2020. The larger loss in 2021 was driven by a write-off of an equity investment that was determined to be unrecoverable. Additionally, both 2021 and 2020 included losses from an increase in value of the Blackwells settlement liability prior to its settlement in June 2021 based upon an increase in the DBRG stock price, which was more pronounced in 2021 (refer to Note 13 to the consolidated financial statements). However, these losses were partially offset in both years, more so in 2021, by fair value increases in marketable equity securities held by our consolidated digital liquid securities funds.
Equity Method Earnings (Losses)

	Year Ended December 31,
(In thousands)	2021	2020	Change
Digital Investment Management	$101,811	$13,039	$88,772
Other	124,666	(273,618)	398,284
	$226,477	$(260,579)	487,056
Digital Investment Management—These amounts represent earnings, predominantly unrealized carried interest income, from our general partner interests in sponsored investment vehicles. Carried interest income is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized. The unrealized carried interest recognized to-date are in connection with investment vehicles that are in the early stage of their lifecycle.
Other—These amounts were driven primarily by our investment in BRSP for which we recorded earnings of $41.2 million in 2021 and losses of $298.2 million in 2020. The large loss in 2020 can be attributed to a $254.5 million impairment charge on our equity investment in BRSP (excluding amounts associated with BRSP shares and units held by NRF Holdco that is presented as discontinued operations). Furthermore, our share of BRSP's net losses was higher overall in 2020 as a result of the economic effects of COVID-19. We also recorded net losses from BRSP in 2021, attributable largely to investment write-downs and BRSP's restructuring costs, including the BRSP management contract termination fee that was paid to us. However, our basis difference adjustment (as discussed in Note 5 to consolidated financial statements) more than offset our share of loss from BRSP in 2021 while partially reducing our loss from BRSP in 2020.
Additionally, we recorded a $44.3 million gain in 2021 from our equity investment in a healthcare real estate investor/manager following an acquisition of the investee in conjunction with a merger of the investee's co-sponsored non-traded REITs. In connection with this transaction, we received distributions of $7.8 million cash and units in the operating company of the new combined non-traded healthcare REIT, valued at its net asset value.
2021 also included higher unrealized gains from an equity investment following a merger of the investee into a special purpose acquisition company in 2021, and our limited partnership interests in DBP I and DBP II, specifically our share of fair value increases on the underlying investments of these funds.
Income Tax Benefit
Income tax benefit increased $53.5 million, which can be attributed primarily to the following:
•a $66.8 million net deferred tax benefit at our DataBank subsidiary, driven by the write-off of deferred tax liabilities as DataBank completed its restructuring to qualify as a REIT in the second quarter and expects to elect REIT status for the 2021 taxable year; and
•increase in compensation expense, primarily significant severance costs in 2021; partially offset by
•higher income tax expense on our investment management business resulting from significant growth in fee income in 2021; and
•deferred tax expense recognized in 2021 on an unrealized gain from our equity investment in a non-traded healthcare REIT (as discussed under "—Equity Method Earnings (Losses)").
Loss from Discontinued Operations

	Year Ended December 31,
(In thousands)	2021	2020	Change
Revenues	$843,659	$1,414,430	$(570,771)
Expenses	(1,282,168)	(4,217,744)	2,935,576
Other loss	(111,679)	(356,337)	244,658
Income tax expense	(49,900)	(39,671)	(10,229)
Loss from discontinued operations	(600,088)	(3,199,322)	2,599,234
Loss from discontinued operations attributable to noncontrolling interests:
Investment entities	(337,685)	(712,771)	375,086
Operating Company	(24,945)	(246,540)	221,595
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(237,458)	$(2,240,011)	2,002,553
Discontinued operations represent primarily the operations of the following businesses: (1) Wellness Infrastructure; (2) opportunistic investments in our OED portfolio and credit investment management business in Other IM prior to disposition of our equity interest and deconsolidation in December 2021; and (3) the Company's hotel business prior to its disposition in March 2021, with the remaining hotel portfolio that was in receivership sold by the lender in September 2021.
Losses in both years are driven by significant impairment expense and decreases in asset fair values, particularly in the second quarter of 2020. Our determination to accelerate our digital transformation in the second quarter of 2020 necessitated an assumption of accelerated monetization of all of our non-digital businesses in estimating recoverable values and in combination with the negative economic effects of COVID-19, resulted in significant write-down in asset values. In 2021, asset values were further written-down, but to a much lesser extent than in 2020, based upon the respective sales price for our Wellness Infrastructure, and OED and Other IM business.
Impairment of our investment assets in 2021 was partially offset by significantly less depreciation and amortization expense and various gains recognized during the year, including a gain on extinguishment of debt on the hotel portfolio that was sold in September 2021.

A detailed income statement on discontinued operations is included in Note 12 to the consolidated financial statements and the monetization of our discontinued businesses is discussed further under "—Business."
Preferred Stock Redemption
In connection with a full redemption of Series G preferred stock in August 2021 and partial redemption of Series H preferred stock in November 2021, net income attributable to common stockholders was reduced by $5.0 million in aggregate, representing the excess of the $25.00 per share redemption price over the carrying value of the preferred stock that is net of issuance cost.
Non-GAAP Supplemental Financial Measures
We report funds from operations ("FFO") as an overall non-GAAP supplemental financial measure. For the Digital Operating segment, we also report earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre"), which is a non-GAAP supplemental financial measure widely used by the equity REIT industry. These non-GAAP measures should not be considered alternatives to GAAP net income (loss) as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO and EBITDAre may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
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

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net loss attributable to common stockholders	$(385,716)	$(2,750,782)	$(1,152,207)
Adjustments for FFO attributable to common interests in OP and common stockholders:
Net loss attributable to noncontrolling common interests in Operating Company	(40,511)	(302,720)	(93,027)
Real estate depreciation and amortization ($110,314, $340,360 and $512,508 related to discontinued operations)	595,527	561,195	548,766
Impairment of real estate ($300,038, $1,956,662 and $347,158 related to discontinued operations)	300,038	1,956,662	351,395
Gain on sale of real estate—discontinued operations	(41,782)	(41,912)	(1,524,290)
Adjustments attributable to noncontrolling interests in investment entities(1)	(535,756)	(638,709)	719,225
FFO attributable to common interests in OP and common stockholders ($(34,842), $(704,165) and $(534,574) related to discontinued operations)	$(108,200)	$(1,216,266)	$(1,150,138)
__________

(1)      The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization ($31,696, $83,622 and $168,787 related to discontinued operations)	$426,443	$259,543	$170,024
Impairment of real estate—discontinued operations	110,051	403,770	111,231
Gain on sale of real estate—discontinued operations	(738)	(24,604)	(1,000,480)
	$535,756	$638,709	$(719,225)
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
EBITDAre generated by our Digital Operating segment is as follows. EBITDAre was immaterial in 2019 as the Company acquired its first real estate portfolio in the Digital Operating segment in late December 2019.

	Year Ended December 31,
(In thousands)	2021	2020	Change
Digital Operating
Total revenues	$763,199	$313,283	$449,916
Property operating expenses	(316,178)	(119,729)	(196,449)
Transaction-related costs and investment expense	(21,835)	(6,704)	(15,131)
Compensation and administrative expense	(113,080)	(51,965)	(61,115)
Other loss, net	(1,293)	(245)	(1,048)
EBITDAre	$310,813	$134,640	176,173
The following table presents a reconciliation of net loss to EBITDAre for the Digital Operating segment.

	Year Ended December 31,
(In thousands)	2021	2020
Digital Operating
Net loss	$(230,841)	$(132,063)
Adjustments:
Interest expense	125,387	77,976
Depreciation and amortization	495,342	210,188
Income tax benefit	(79,075)	(21,461)
EBITDAre	$310,813	$134,640
The higher 2021 EBITDAre reflects the acquisition of Vantage SDC in July 2020, zColo in December 2020 and February 2021, and an add-on acquisition in the Vantage SDC portfolio in October 2021.

On a same store basis, EBITDAre was largely consistent. While there was an increase in revenues attributed to an increase in rentable square footage, this was mostly offset by higher compensation and administrative costs as we ramped up resources to support the growth in business, additional costs incurred in the restructuring of DataBank's operations for REIT qualification, and unfavorable margins in our power component due to inclement weather conditions in 2021.
Liquidity and Capital Resources
Overview
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
Our liquidity position is $1.1 billion, composed of corporate cash on hand at December 31, 2021 and the full $200 million availability under our VFN Notes.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating and investing activities, based upon our projected financial and operating performance, and investment opportunities. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, competitive landscape and other factors. At this time, while we are in compliance with all of our corporate debt covenants and have sufficient liquidity to meet our operational needs, we continue to evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities
•In July 2021, we replaced our corporate credit facility with the issuance of $500 million aggregate principal amount of Series 2021-1 Notes, composed of: (i) $300 million 3.933% BBB rated Class A-2 Notes; and (ii) VFN Notes with up to $200 million availability. These Series 2021-1 Notes provide a lower cost of capital and extend our revolving credit maturity to 2026.
•In 2021, we reduced higher cost corporate indebtedness by $343 million, encompassing $193 million of corporate debt and $150 million of preferred stock.
•We completed the internalization of BRSP in April 2021 and received a one-time payment of $102 million for termination of the BRSP management contract.
•We sold 9.5 million BRSP shares in a secondary offering by BRSP in August 2021 for net proceeds of approximately $82 million.
•We monetized (i) our Wellness Infrastructure business in February 2022 for $151 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable; and (ii) substantially all of our OED investments in December 2021 for $443 million in cash.
Liquidity Needs and Sources of Liquidity
Our primary liquidity needs are to fund:
•acquisitions of target digital assets for our balance sheet and related ongoing commitments;
•our general partner and co-investment commitments to our investment vehicles;
•warehouse investments pending the raising of third party capital for future investment vehicles;
•principal and interest payments on our debt;
•our operations, including compensation, administrative and overhead costs;
•obligation for lease payments, principally leasehold data centers and corporate offices;
•development, construction and capital expenditures on our operating real estate;
•distributions to our common and preferred stockholders (to the extent distributions have not been suspended); and
•income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including the Company's share of realized net incentive or carried interest, if any;

•cash flow generated from our investments, both from operations and return of capital;
•availability under our VFN Notes;
•issuance of additional term notes under our corporate securitization;
•third party co-investors in our consolidated investments and/or businesses;
•proceeds from full or partial realization of investments;
•investment-level financing; and
•proceeds from public or private equity and debt offerings..
Investment Commitments
As of December 31, 2021, we have unfunded commitments of $89 million to our DBP funds.
Lease Obligations
At December 31, 2021, we have $142.8 million and $299.7 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, principally leasehold data centers, and $42.8 million of operating lease obligations on our corporate offices. These amounts represent fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
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
Preferred Stock—At December 31, 2021, we have outstanding preferred stock totaling $884 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $15.8 million per quarter.
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
Additionally, we generate fee related earnings from our digital investment management business, of which 31.5% is attributable to our noncontrolling investor, Wafra. Management fee income is generally a predictable and stable revenue stream, while carried interest and incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. As noted above, in completing our digital transformation, we monetized (i) our Wellness Infrastructure assets in February 2022 for $151 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable; and (ii) the bulk of our OED portfolio in December 2021 for $443 million in cash.

Debt
Description of our debt is included in Note 8 to the consolidated financial statements (and Note 11 for debt related to assets held for disposition).
Our indebtedness at December 31, 2021 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (1) (Per Annum)	Weighted Average Years Remaining to Maturity (2)
Secured fund fee revenue notes	$300,000	3.93%	4.7
Convertible and exchangeable senior notes	338,739	5.31%	2.2
Non-recourse investment level secured debt
Fixed rate	3,646,466	2.44%
Variable rate	637,517	5.15%
	4,283,983	2.84%	4.0
Total debt (excluding amounts related to assets held for disposition)	$4,922,722

Debt related to assets held for disposition (to be assumed by acquirer)	$2,962,051
__________
(1)    Calculated based upon outstanding debt principal at balance sheet date. For variable rate debt, weighted average interest rate is calculated based upon the applicable index plus spread at balance sheet date.
(2)    Calculated based upon anticipated repayment dates for notes issued under securitization financing; otherwise based upon initial maturity dates, or extended maturity dates if extension criteria are met for extensions that are at the Company's option.
Scheduled principal payments on our debt obligations at December 31, 2021, excluding debt classified as held for disposition, were as follows.

	Year Ending December 31,
(In thousands)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Secured fund fee revenue notes	$—	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	—	200,000	—	138,739	—	—	338,739
Investment-level secured debt
Digital Operating	6,230	228,793	616,503	1,146,267	1,619,690	600,000	4,217,483
Other	—	66,500	—	—	—	—	66,500
Total	$6,230	$495,293	$616,503	$1,285,006	$1,919,690	$600,000	$4,922,722
Debt maturities and future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, otherwise based upon initial maturity dates or extended maturity dates if extension criteria are met at December 31, 2021 for extensions that are at the Company's option.
Securitized Financing Facility
As discussed above and further in Note 8 to the consolidated financial statements, we replaced our corporate credit facility with a securitized financing facility in July 2021 through the issuance of $300 million 3.933% Class A-2 Notes, and $200 million of VFN Notes, which is available to be drawn in full as of the date of this filing.
Non-Recourse Investment-Level Secured Debt
Investment level financing is non-recourse to us and secured by the respective underlying real estate.
Significant Developments
•Digital Operating—In March 2021 and October 2021, DataBank raised $658 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds were used to repay borrowings on its credit facility and to finance future acquisitions.

In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended fixed rate of 2.17% per annum. Proceeds were applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
•Other—In the third quarter of 2021, the Company entered into a credit facility to fund the acquisition of loans that are warehoused for a future securitization vehicle. At December 31, 2021, $83.5 million was available to be drawn from the facility.
•Dispositions—Consolidated investment-level debt of $4 billion financing our hotel and OED portfolios, and $2.86 billion held by NRF Holdco (previously classified as held for disposition) have been assumed by the respective acquirers upon sale of our hotel and OED assets in 2021 and NRF Holdco in 2022, resulting in significant deleveraging of our balance sheet.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$248,237	$89,893
Investing activities	146,565	(1,931,980)
Financing activities	411,260	1,373,027
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
Our operating activities generated net cash inflows of $248.2 million in 2021 and $89.9 million in 2020.
Notable items affecting operating cash flows included the following:
•In 2021, the higher operating cash flows included receipt of a $102.3 million one-time payment in connection with termination of the BRSP management agreement and growth in fee income following successful fund raising in our Digital Investment Management business. Additionally, there was higher net operating cash flows from our Digital Operating segment, with a full year of operations in 2021 from portfolios acquired during 2020.
•In 2020, operating cash flows were negatively affected by the fallout from COVID-19 on our hospitality business that was sold in 2021, and also included $39.9 million of carried interest compensation payment realized from the sale of our light industrial portfolio in December 2019
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.

Our investing activities resulted in net cash inflows of $146.6 million in 2021 compared to net cash outflows of $1.9 billion in 2020.
•Real estate investments—Real estate investing activities generated net cash outflows in both years. Outflows were significantly higher in 2020 totaling $2.1 billion, driven by the acquisition of Vantage SDC in July 2020 and zColo in December 2020.
In 2021, net cash outflows from real estate investing activities were $384.9 million. This was driven by payments for add-on acquisition and expanded capacity in Vantage SDC and capital expenditures within the overall digital operating portfolio. These outflows were partially offset by proceeds from sales of various properties in Europe and in our Wellness Infrastructure business in the first half of 2021, as well as sales of real estate investment holding entities in our hotel business in March and the OED portfolio in December, both of which were net of cash deconsolidated.
•Debt investments—Investing cash inflows in 2021 included $452.1 million from our debt investments, attributed to loan repayments, in particular a $305.0 million repayment received on two loans in our Irish loan portfolio, and $146.0 million in proceeds from sale of our loan investment holding entities in the OED portfolio in December, net of cash deconsolidated. These cash inflows were partially offset by payments for loans acquired and warehoused for future digital credit vehicles, including a potential CLO, other loan disbursements and acquisition of additional N-Star CDOs at a discount by our Wellness Infrastructure segment.
In 2020, our debt investments generated a much smaller net cash inflow of $59.8 million as receipts from loan repayments were largely offset primarily by drawdowns on development loans.
•Equity investments—In 2021, our equity investments recorded net cash inflows of $104.6 million. Significant sales of equity investments included 9.5 million BRSP shares for $81.8 million of cash, and sale of investment holding entities in the OED portfolio in December which generated proceeds of $177.8 million, net of cash deconsolidated. Sales proceeds, along with return of capital distributions received from our investments, were partially offset primarily by funding of our digital fund commitments and draws on acquisition, development and construction ("ADC") loans that were accounted for as equity method investments prior to their sale in December.
2020 also recorded net cash inflows of $152.3 million from equity investments, attributed primarily to $179.1 million of net proceeds received from sale of our investment in RXR Realty and $87.4 million from recapitalization of our joint venture investment in Albertsons, both of which were partially offset by funding of our commitments to DBP I and additional draws on ADC loans.
Purchases and sales of equity investments include trading activities in marketable equity securities by our consolidated funds in the digital liquid strategy in both years, more so in 2021.
Financing Activities
We finance our investing activities largely through investment-level secured debt and capital from co-investors. We also draw upon our securitized financing facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends are temporarily suspended), as well as distributions to noncontrolling interests in our various investments.
Financing activities generated net cash inflows of $411.3 million in 2021 and $1.4 billion in 2020.
•In 2021, borrowings exceeded debt repayments at both the corporate and investment level, resulting in aggregate net cash inflows of $671.2 million. At the corporate level, we replaced our credit facility with a securitized financing facility, from which we issued $300 million of Class A-2 Notes in July. Investment-level financing activities included issuances of securitized notes and draws on variable funding notes by Vantage SDC to finance an add-on acquisition, future expansion capacity and capital expenditures, as well as by DataBank to refinance existing debt and fund future acquisition. There was also repayment of debt financing various real estate in Europe that were sold during the year.
In terms of cash outflows, we redeemed $150.3 million of preferred stock, applying some of the proceeds from our Class A-2 Notes. Dividend payments were $73.4 million, which is lower in 2021 following additional preferred stock redemptions and continued suspension of common stock dividends.

Additionally, distributions outpaced contributions from noncontrolling interests, resulting in net cash outflow of $16.9 million, with gross activities during the year associated with third party co-investors primarily in the OED portfolio prior to deconsolidation upon sale of our interests in December.
•The significant financing net cash inflows in 2020 were driven by $1.8 billion of net contributions from noncontrolling interests, of which $1.5 billion represented third party investors in Vantage SDC and zColo, primarily fee bearing capital that we raised, and a $253.6 million investment by Wafra in our digital investment management business. Additionally, borrowings on our investment level debt exceeded repayments for a net cash inflow of $278.1 million, which included $550.0 million of debt drawn to finance our acquisition of zColo. However, these financing cash inflows were partially offset by: (i) $402.9 million settlement in January 2020 of the December 2019 redemption of our Series B and E preferred stock using proceeds from our industrial sale in December 2019; (ii) higher dividend payments of $185.8 million which included common stock dividends in the first quarter of 2020 in addition to preferred stock; and (iv) partial repurchase of our 3.875% convertible senior notes for $81.3 million through a tender offer in September 2020. An additional repurchase of our 3.875% convertible senior notes for $289.7 million was made through a concurrent application of all of the net proceeds from our issuance of $300.0 million of new 5.75% exchangeable senior notes in July 2020.
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
Due to the inherently judgmental nature of the various projections and assumptions used, and unpredictability of economic and market conditions, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
Impairment
In connection with our review and preparation of the financial statements, prior to and subsequent to each quarter end, we evaluate if prevailing events or changes in circumstances indicate that carrying values of the following assets may not be recoverable, in which case, an impairment analysis is performed.
Assets Held for Disposition
For assets that meet the criteria to be classified as held for disposition, impairment loss may be recognized in order to reduce the asset carrying amount to its estimated fair value less disposal costs. Depending on specific circumstances at the time the asset is classified as held for disposition, fair value is generally estimated based upon either a letter of intent setting out preliminary terms for a potential acquisition by a buyer, a contracted sales price, or derived using market comparables or other indicative pricing in the market. Until such time a disposition is consummated, the asset fair values may be subject to change, including the determination of disposal costs and various closing adjustments that may involve the application of estimates and assumptions. If fair value is determined to have increased subsequent to classifying an asset as held for disposition, impairment loss may be reversed up to the amount of cumulative loss previously recognized. For disposition of a portfolio of assets in bulk, the unit of account is the disposal group, which may require an allocation of the aggregate impairment loss to individual assets within the disposal group and such allocation could involve subjectivity and judgement.

In 2021, the Company classified its portfolio of OED investments, Other IM business and Wellness Infrastructure business as held for disposition and wrote down the carrying value of these assets, as discussed in Notes 1 and 11 of the consolidated financial statements.
Real Estate Held for Investment
Triggering events that may indicate potential impairment of our real estate held for investment include, but are not limited to, the Company's shortened hold period assumptions; deterioration in current and/or projected net operating income; significant near-term lease expirations; decline in occupancy; or other customer or market conditions that would negatively affect property operating cash flows.
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
Estimation of future net cash flows involves significant judgment and assumptions, including, but not limited to, the Company's anticipated hold period; probability-weighting to different cash flow scenarios or the determination of the single-most-likely cash flow scenario, where applicable; available market information such as competition levels, leasing trends, occupancy trends, lease rates, and market prices of similar properties recently sold or currently being offered for sale; and capitalization rates.
Refer to Note 11 of the consolidated financial statements for a discussion of impairment recorded on real estate prior to their classification as held for disposition.
Equity Method Investments
Significant equity method investments that are subject to periodic impairment assessment include the Company's investment in BRSP.
Indicators of impairment on equity method investments generally include the Company's shortened hold period assumptions; significant deterioration in earnings performance, asset quality, or business prospects of the investee; or significant adverse change in the industry, economic, or market environment of the investee.
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
Refer to Note 11 of the consolidated financial statements for a discussion of impairment recorded on equity method investments prior to their classification as held for disposition and to Note 5 for assessment of other-than-temporary impairment of our investment in BRSP in prior years, .
Goodwill
At December 31, 2021, the Company's goodwill is associated with its digital investment management and digital operating businesses.
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
In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company has generally used the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of fair value of the reporting unit.
The Company determined that there were no indicators of impairment to goodwill in 2021. Refer to Note 11 of the consolidated financial statements for a discussion of impairment recorded on the Other IM goodwill in prior years, including triggering events, and methodology and inputs applied in estimating fair value of the Other IM reporting unit.
Fair Value
The Company carries certain assets at fair value on a recurring basis or at the time of initial acquisition. The Company has elected the fair value option for all loans receivable effective January 1, 2020. In a business combination or asset acquisition, all assets acquired and liabilities assumed are initially measured at fair value upon acquisition.
Loans Receivable
Certain loans receivable are classified under Level 3 of the fair value hierarchy, with the measurement of fair value using at least one unobservable input that is significant and requiring management judgment. Level 3 fair value for loans receivable are generally estimated based upon the income approach, applying a discounted cash flow model. This involves a projection of principal and interest that are expected to be collected, and includes consideration of factors such as the financial standing and credit risk of the borrower or sponsor, operating results and/or value of the underlying collateral, and market yields for loans with similar credit risk and other characteristics. In times of adverse economic conditions, the judgment applied in estimating unobservable inputs is subject to a greater degree of uncertainty.
Refer to Notes 13 and 11 of the consolidated financial statements for additional information on the inputs applied in estimating fair value of loans receivable.
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
Refer to Note 3 of the consolidated financial statements for additional discussion of the methodology and inputs applied in estimating fair value of assets acquired and liabilities assumed.
Equity Method Earnings—Carried Interest
The Company recognizes carried interests from its equity method investments as general partner in investment vehicles that it sponsors. Carried interest represents a disproportionate allocation of returns from the Company's sponsored investment vehicles based upon the extent to which cumulative performance of the vehicles exceeds minimum return hurdles pursuant to terms of their respective governing agreements. The amount of carried interest recognized is based upon the cumulative performance of each investment vehicle if it were liquidated as of the reporting date, which in turn is largely driven by appreciation in value of the underlying investments held by these vehicles. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgement and is therefore subject to inherent uncertainties. The investments held by sponsored vehicles are revalued each quarter, with the results subject to the Company's valuation review and approval process. Carried interest is subject to reversal until such time it is realized, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition. A portion of carried interest is allocated to certain employees, and is similarly subject to reversal if there is a decline in the cumulative carried interest amounts previously recognized.
Consolidation
The determination of whether the Company has a controlling financial interest and therefore consolidates an entity can significantly affect presentation in the consolidated financial statements.
A consolidation assessment at the onset of the Company's initial investment in or other involvement with an entity as well as reassessments on an ongoing basis, may involve significant judgement, more so if an entity is determined to be a variable interest entity ("VIE"). A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing its interests in the VIE, the Company also considers interests held by its related parties, including de facto agents. Additionally, the Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, depends upon facts and circumstances specific to an entity at the time of the assessment, and could change over time.
Note 14 to the consolidated financial statements discusses the Company's involvement in various types of entities that are considered to be VIEs and whether the Company is determined to be the primary beneficiary.
Recent Accounting Updates
The effects of accounting standards adopted in 2021 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of financial loss from adverse movement in market prices. The primary sources of market risk are interest rates, foreign currency exchange rates, commodity prices, and equity prices.
Our business is exposed primarily to interest rate risk on variable rate interest bearing instruments, foreign exchange risk on non U.S. digital operating business and foreign denominated investments, the effect of market risk on our fee income and net carried interest allocation, equity price risk on marketable equity securities, and commodity price risk in connection with our digital operating business.
The following discussion excludes the effect of market risk on assets and corresponding liabilities that were held for disposition at December 31, 2021.
Interest Rate Risk
Instruments bearing variable interest rates include our debt obligations and loans receivable warehoused on the balance sheet for future sponsored investment vehicles, all of which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense and interest income, respectively.
Variable Rate Debt (Corporate and Digital Operating)—At December 31, 2021, all of our corporate debt have fixed interest rates. There were no amounts outstanding on our corporate VFN Notes, which is a variable rate revolver. Similarly, investment level financing in our digital operating business are primarily fixed rate securitized notes issued by our subsidiaries, Vantage SDC and DataBank, with $571.0 million or 14% composed of variable rate debt. Our variable rate debt are indexed to either 1-month or 3-month LIBOR. We may utilize derivative instruments, generally interest rate caps, as economic hedges to limit the exposure to interest rate increases on our variable rate debt. There were no interest rate derivatives utilized at December 31, 2021. As our digital operating subsidiaries are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to our shareholders. Based upon the outstanding principal on our variable rate debt at December 31, 2021, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by $5.7 million on a consolidated basis or $1.1 million after attribution to noncontrolling interests.
Variable Rate Loans Receivable and Corresponding Debt—We hold variable rate loans receivable totaling $169.6 million at December 31, 2021, all of which are warehoused on the balance sheet for future sponsored investment vehicles. Our variable rate loans receivable are indexed primarily to LIBOR, and a majority of these loans are partially funded through a LIBOR-based credit facility with $66.5 million drawn at December 31, 2021, which reduces our net exposure to interest rate fluctuations. Additionally, our LIBOR rate loans generally have contractual LIBOR floors, which establishes minimum LIBOR rates. At December 31, 2021, the LIBOR rates were less than 1% and were at or marginally above the LIBOR floor for these loans. Accordingly, a decrease in interest rates would not materially affect the amount of interest income earned on our variable rate loans.
Foreign Currency Risk
As of December 31, 2021, we have limited direct foreign currency exposure from our foreign operations in the digital operating business and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent the U.S. dollar is not the functional currency. This applies to our subsidiaries in U.K. and France, which collectively operate six colocation data centers. For the substantial majority of our subsidiaries in Canada that operate our hyperscale data centers, the U.S dollar is the functional currency. The resulting effect from translation of the balance sheets and statements of operations of these subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity, and reclassified into earnings only upon a sale or a complete or substantially complete liquidation of the foreign subsidiary. These subsidiaries with non U.S. dollar functional currencies make up a small percentage of our digital operating business. Accordingly, our exposure to foreign currency risk from the operations of our foreign subsidiaries is limited as of December 31, 2021.

Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. We generally mitigate foreign currency risk on our foreign currency denominated investments by utilizing currency instruments as economic hedges, such as foreign currency put options, forward contracts and costless collars. The maturity date of these instruments approximate the projected dates of related cash flows from the respective investments. At December 31, 2021, our foreign currency denominated investments is primarily in GBP (£36.3 million) for which we have entered into foreign exchange forward contracts to mitigate our exposure.
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our digital liquid securities strategy, measured at fair value. At December 31, 2021, our digital liquid securities strategy make up 4% of our $18.3 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
Incentive Fees and Carried Interest—Incentive fees and carried interest, net of management allocations, are earned based upon the financial performance of a vehicle above a specified return threshold, which is largely driven by appreciation in value of underlying investments. Carried interest is subject to reversal until such time it is realized, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition. The extent of the effect of fair value changes to the amount of incentive fees and carried interest earned will depend upon the cumulative performance of an investment vehicle relative to its return threshold, the performance measurement period used to calculate incentives and carried interest, and the stage of the vehicle's lifecycle. Investment fair values in turn could be affected by various factors, including but not limited to, the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. Therefore, fair value changes are unpredictable and the effect on incentive fee and carried interest varies across different investment vehicles.
Equity Price Risk
At December 31, 2021, we have $201.9 million of investments in marketable equity securities, held largely by our sponsored liquid funds that are consolidated. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may be volatile and fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, level of trades in a security, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employ a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital or noncontrolling interests.
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
Item 8. Financial Statements.
The financial statements required by this item appear in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of our evaluation and integration of the policies, processes, systems and operations of zColo that was acquired by DataBank in December 2020.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalBridge Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DigitalBridge Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
February 28, 2022

Item 9B. Other Information.
Material U.S. Federal Income Tax Considerations
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a real estate investment trust, which we refer to as a REIT, and the acquisition, holding, and disposition of our class A common stock, preferred stock, and depositary shares (for purposes of this section only, collectively referred to as “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only DigitalBridge Group, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended, which we refer to as the Code, the regulations promulgated by the U.S. Treasury Department, which we refer to as the Treasury Regulations, rulings and other administrative interpretations and practices of the Internal Revenue Service, which we refer to as the IRS (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. We have not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Company and its subsidiaries and affiliated entities in accordance with their applicable organizational documents. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:
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

Taxation of DigitalBridge
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017. We believe that we are organized and have operated, and we intend to continue to operate, in a manner so as to qualify for taxation as a REIT under the Code; provided that the Company will continue to evaluate whether it will maintain REIT status for 2022 or for future years. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its stockholders. These laws are highly technical and complex.
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
The CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") (P.L. 116-136) that was signed into law on March 27, 2020 includes several significant tax provisions. These changes include:
•    the elimination of the taxable income limit for net operating losses ("NOLs") for all taxable years beginning after December 31, 2017 and before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT, we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction);
•    allowing our TRSs to carry back NOLs arising in 2018, 2019, and 2020 to the five taxable years preceding the taxable year of the loss;
•    an increase to the business interest limitation under Section 163(j) of the Code, from 30 percent to 50 percent for taxable years 2019 and 2020 and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and
•    a "technical correction" amending Section 168(e)(3)(E) of the Code to add "qualified improvement property" to "15-year property" and assigning a class life of 20 years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.
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
U.S. stockholders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “—Taxation of Taxable U.S. Stockholders of DigitalBridge—Taxation of U.S. Stockholders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders of our securities, subject to special rules for certain items such as the capital gains that we recognize. See “—Taxation of Taxable U.S. Stockholders of DigitalBridge.”
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
•    the Company will pay income tax at the highest corporate rate on:
◦net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that it holds primarily for sale to customers in the ordinary course of business; and
◦other non-qualifying income from foreclosure property.
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
Other Disregarded Entities and Partnerships. An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner for U.S. federal income tax purposes generally is not treated as an entity separate from its owner for U.S. federal income tax purposes. An unincorporated domestic entity with two or more owners is generally treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, the Company’s proportionate share of the assets, liabilities and items of income of DigitalBridge Operating Company, LLC, which we refer to as the Operating Partnership, and any other partnership, joint venture or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which it has acquired or will acquire an interest, directly or indirectly, or a subsidiary partnership, will be treated as its assets and gross income for purposes of applying the various REIT qualification requirements. For purposes of the 10% value test (described in the section entitled “—Asset Tests”), the Company’s proportionate share is based on its proportionate interest in the equity interests and certain debt securities issued by the partnership. For all of the other asset and income tests, the Company’s proportionate share is based on its proportionate interest in the capital of the partnership.
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
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “—Interest Deduction Limitation.”
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
•    Second, rents the Company receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “—Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.
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
With respect to any health care properties and lodging facilities leased by the Company to one of its TRSs, for the rent paid pursuant to the leases to constitute “rents from real property,” the leases must be respected as true leases for U.S. federal income tax purposes. Accordingly, the leases cannot be treated as service contracts, joint ventures or some other type of arrangement. The determination of whether the leases are true leases for U.S. federal income tax purposes depends upon an analysis of all the surrounding facts and circumstances. In making such a determination, courts have considered a variety of factors, including the following:
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
COD Income
From time to time, the Company and its subsidiaries may recognize cancellation-of-debt (COD) income, in connection with repurchasing debt at a discount. COD income is excluded from gross income for purposes of both the 75% and 95% gross income tests.
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
•    either: (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or sales to which Section 1031 or 1033 of the Code applies; (ii) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of theassets of the REIT at the beginning of the year; (iii) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year; (iv)(A) the aggregate adjusted tax bases of all such properties sold by the REIT during the year did not exceed 20% of the aggregate adjusted bases of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by adjusted bases) taking into account the current and two prior years did not exceed 10%; or (v)(A) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 20% of the aggregate fair market value of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by fair market value) taking into account the current and two prior years did not exceed 10%;
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
The Company cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “—Taxation of DigitalBridge,” even if the relief provisions apply, the Company would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
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
• 95% of its REIT capital gain income for such year; and
• any undistributed taxable income from prior periods.
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
It is possible that, from time to time, the Company may experience timing differences between the actual receipt of income and or payment of deductible expenses and the inclusion of that income or deduction in arriving at its REIT taxable income. Other potential sources of non-cash taxable income include gain recognized on the deemed exchange of distressed debt that has been modified, real estate and securities that have been financed through securitization structures, such as the collateralized debt obligation structure, which require some or all of available cash flow to be used to service borrowings, loans or mortgage-backed securities that the Company holds that have been issued at a discount and require the accrual of taxable economic interest in advance of its receipt in cash and distressed loans on which the Company may be required to accrue taxable interest income even though the borrower is unable to make current servicing payments in cash. Furthermore, under Section 451 of the Code, subject to certain exceptions, the Company must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. In the event that such timing differences occur, it might be necessary to arrange borrowings or other means of raising capital to meet the distribution requirements.

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
Interest Deduction Limitation
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.
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
Unless the Company qualified for relief under specific statutory provisions, it also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. The Company cannot predict whether in all circumstances it would qualify for such statutory relief. In addition, the rule against re-electing REIT status following a loss of such status could also apply to the Company if it were determined that CLNY or NRF failed to qualify as REITs and the Company were treated as a successor to CLNY or NRF, as applicable.

Taxation of Taxable U.S. Stockholders of DigitalBridge
The term “U.S. stockholder” means a beneficial owner of our stock that for U.S. federal income tax purposes is:
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
Dividends paid to U.S. stockholders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. stockholder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. stockholders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because the Company will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to our stockholders (refer above to the section entitled “—Taxation of DigitalBridge”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, the Company’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to the Company’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that the Company distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a stockholder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
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
Stockholders may not include in their individual income tax returns any of the Company’s net operating losses or capital losses. Instead, the Company would carry over such losses for potential offset against the Company’s future income. Under Section 172 of the Code, the Company’s deduction for any net operating loss carryforwards arising from losses it sustains in taxable years beginning after December 31, 2017, is limited to 80% of its REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of losses arising in taxable years ending after December 31, 2017, may not be carried back, but may be carried forward indefinitely.
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

Expansion of Medicare Tax
The Health Care and Reconciliation Act of 2010 requires that, in certain circumstances, certain U.S. holders that are individuals, estates, and trusts pay a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. The temporary 20% deduction allowed by Section 199A of the Code with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.

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
Other Tax Consequences
Tax Aspects of DigitalBridge's Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes, which we refer to, individually, as a Partnership and, collectively, as the Partnerships. The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). The Company’s capital interest in a Partnership is calculated based on either the Company’s percentage ownership of the capital of the Partnership or based on the allocations provided in the applicable partnership or limited liability company operating agreement, using the more conservative calculation. Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.
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
Legislative or Other Actions Affecting REITs
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Company cannot give you any assurances as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted. Changes to the U.S. federal tax laws and interpretations thereof, possibly with retroactive effect, could adversely affect an investment in the Company’s stock. Stockholders should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws and on an investment in our stock.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) and (2). Financial Statements and Schedules of DigitalBridge Group, Inc.
All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalBridge Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Assets Held for Disposition and Related Losses and Impairments
Description of the Matter
As more fully disclosed in Notes 1, 11 and 12 to the consolidated financial statements, during the year ended December 31, 2021, the Company disposed of a substantial majority of its other equity and debt investments and its non-digital investment management business and executed agreements to sell its Wellness Infrastructure segment. As a result of these strategic shifts, the Company classified the related assets and liabilities as held for disposition on its consolidated balance sheets and recorded impairments and other losses of $625.3 million related to held for sale real estate assets, held for sale equity method investments, and held for sale loans receivable, all included as a component of loss from discontinued operations.
Auditing the Company’s calculation and allocation of impairment and other losses related to the strategic dispositions is complex due to subjectivity in allocating the aggregate loss on sale to individual assets within the disposal group and, for sales that have not yet closed, in estimating the aggregate fair value and costs to sell of the disposal group. The inputs and assumptions utilized in the calculation and allocation of impairment and other losses included, but were not limited to, the estimated sales price based on actual or indicative transaction values, estimated closing adjustments, and the estimated fair values for certain individual assets which are measured at fair value on a recurring basis. Changes to these inputs or assumptions could have a material effect on the amount of impairment or other losses recognized as a component of loss from discontinued operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate and record the impairment and other losses related to assets held for disposition, including controls over management’s development and review of the significant inputs and assumptions used in the calculations.
To test management’s calculations of impairments and other losses related to assets held for disposition, we obtained the supporting calculations and agreed key terms to the executed contracts and agreements and performed audit procedures over the calculation and allocation of impairment and other losses in each disposal group. These procedures included, but were not limited to, obtaining supporting documentation to substantiate key inputs used in the analysis, comparing estimated future cash flows to actual or indicative transaction values, evaluating the methodology used to allocate the aggregate sales price to individual assets included in each disposal group and testing the mathematical accuracy of management’s calculations.

Asset Acquisitions—Recognition of acquired assets
Description of the Matter
As more fully discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed the acquisition of approximately $576.8 million of real estate and related intangible assets in its digital operating segment. As explained in Notes 2 and 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, the transaction price was allocated to the acquired assets based upon their estimated fair values.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair values of acquired tangible and intangible assets, including controls over the Company’s review of the assumptions underlying the fair value analysis, the cash flow projections, and the accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of acquired tangible and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
To test the fair values of acquired tangible and intangible assets used in the purchase price allocation, we performed audit procedures that included, among others, evaluating the valuation methods and significant assumptions used by management, testing the completeness and accuracy of the underlying data supporting the determination of the various inputs, and testing its clerical accuracy. We also involved our valuation specialists to assist in evaluating the methodologies used by the Company, perform procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates, and perform corroborative calculations to assess the reasonableness of the acquired tangible and intangible assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Los Angeles, California
February 28, 2022

DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,602,102	$703,544
Restricted cash	99,121	67,772
Real estate, net	4,972,284	4,451,864
Loans receivable (at fair value)	173,921	36,798
Equity investments ($201,912 and $247,025 at fair value)	935,153	792,996
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,187,627	1,340,760
Assets held for disposition	3,676,615	11,237,319
Other assets ($944 and $99 at fair value)	740,395	784,912
Due from affiliates	49,230	23,227
Total assets	$14,197,816	$20,200,560
Liabilities
Debt, net	$4,860,402	$3,930,989
Accrued and other liabilities ($0 and $128,057 at fair value)	928,042	1,034,883
Intangible liabilities, net	33,301	39,788
Liabilities related to assets held for disposition	3,088,699	7,886,516
Dividends and distributions payable	15,759	18,516
Total liabilities	8,926,203	12,910,692
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	359,223	305,278
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $883,500 and $1,033,750 liquidation preference; 250,000 shares authorized; 35,340 and 41,350 shares issued and outstanding	854,232	999,490
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 568,577 and 483,406 shares issued and outstanding	5,685	4,834
Class B, 1,000 shares authorized; 666 and 734 shares issued and outstanding	7	7
Additional paid-in capital	7,820,807	7,570,473
Accumulated deficit	(6,576,180)	(6,195,456)
Accumulated other comprehensive income	42,383	122,123
Total stockholders’ equity	2,146,934	2,501,471
Noncontrolling interests in investment entities	2,653,173	4,327,372
Noncontrolling interests in Operating Company	112,283	155,747
Total equity	4,912,390	6,984,590
Total liabilities, redeemable noncontrolling interests and equity	$14,197,816	$20,200,560

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Property operating income	$762,750	$312,928	$6,038
Interest income	8,791	7,206	3,345
Fee income (from affiliates)	180,826	83,355	33,523
Other income ($10,185, $8,828 and $13,245 from affiliates)	13,432	12,941	18,127
Total revenues	965,799	416,430	61,033
Expenses
Property operating expense	316,178	119,834	2,197
Interest expense	186,949	120,829	41,191
Investment expense	28,257	13,551	11,187
Transaction-related costs	5,781	5,282	3,971
Depreciation and amortization	539,695	241,020	18,251
Impairment loss	—	25,079	649
Compensation expense—cash and equity-based	235,985	176,152	85,476
Compensation expense—incentive fee and carried interest	65,890	1,906	—
Administrative expenses	109,490	78,766	65,151
Settlement loss	—	5,090	—
Total expenses	1,488,225	787,509	228,073
Other income (loss)
Other loss, net	(21,412)	(6,493)	(175,910)
Equity method earnings (losses)	127,270	(273,288)	(217,153)
Equity method earnings—carried interest	99,207	12,709	—
Loss from continuing operations before income taxes	(317,361)	(638,151)	(560,103)
Income tax benefit	100,538	47,063	10,615
Loss from continuing operations	(216,823)	(591,088)	(549,488)
Income (loss) from discontinued operations	(600,088)	(3,199,322)	400,573
Net loss	(816,911)	(3,790,410)	(148,915)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	34,677	616	2,559
Investment entities	(500,980)	(812,547)	990,360
Operating Company	(40,511)	(302,720)	(93,027)
Net loss attributable to DigitalBridge Group, Inc.	(310,097)	(2,675,759)	(1,048,807)
Preferred stock redemption (Note 9)	4,992	—	(5,150)
Preferred stock dividends	70,627	75,023	108,550
Net loss attributable to common stockholders	$(385,716)	$(2,750,782)	$(1,152,207)
Loss per share—basic
Loss from continuing operations per common share—basic	$(0.30)	$(1.08)	$(1.28)
Net loss attributable to common stockholders per common share—basic	$(0.78)	$(5.81)	$(2.41)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(0.30)	$(1.08)	$(1.28)
Net loss attributable to common stockholders per common share—diluted	$(0.78)	$(5.81)	$(2.41)
Weighted average number of shares
Basic	491,456	473,558	479,588
Diluted	491,456	473,558	479,588
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(816,911)	$(3,790,410)	$(148,915)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(17,048)	9,292	6,366
Available-for-sale debt securities	(331)	(1,964)	12,052
Cash flow hedges	1,285	(30)	(767)
Foreign currency translation	(94,560)	160,008	(24,234)
Net investment hedges	(57,291)	21,001	27,541
Other comprehensive income (loss)	(167,945)	188,307	20,958
Comprehensive loss	(984,856)	(3,602,103)	(127,957)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	34,677	616	2,559
Investment entities	(581,540)	(706,374)	973,447
Operating Company	(48,783)	(294,577)	(89,793)
Comprehensive loss attributable to stockholders	$(389,210)	$(2,601,768)	$(1,014,170)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2018	$1,407,495	$4,841	$7,598,019	$(2,018,302)	$13,999	$7,006,052	$3,779,728	$360,590	$11,146,370
Cumulative effect of adoption of new accounting guidance (Note 2)	—	—	—	(2,905)	—	(2,905)	(1,378)	(185)	(4,468)
Net income (loss)	—	—	—	(1,048,807)	—	(1,048,807)	990,360	(93,027)	(151,474)
Other comprehensive income (loss)	—	—	—	—	34,637	34,637	(16,913)	3,234	20,958
Fair value of noncontrolling interests assumed in acquisitions	—	—	—	—	—	—	789,367	—	789,367
Deconsolidation of investment entities	—	—	—	—	—	—	(6,235)	—	(6,235)
Redemption of preferred stock (Note 9)	(408,005)	—	5,150	—	—	(402,855)	—	—	(402,855)
Common stock repurchases	—	(7)	(3,160)	—	—	(3,167)	—	—	(3,167)
Redemption of OP Units for common stock	—	2	2,102	—	—	2,104	—	(2,104)	—
Equity awards issued, net of forfeitures	—	49	35,524	—	—	35,573	2,519	1,020	39,112
Shares canceled for tax withholding on vested equity awards	—	(7)	(3,620)	—	—	(3,627)	—	—	(3,627)
Issuance of OP Units as consideration for acquisition (Note 3)	—	—	—	—	—	—	—	114,865	114,865
Contributions from noncontrolling interests	—	—	—	—	—	—	536,235	—	536,235
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,810,560)	(18,528)	(2,829,088)
Preferred stock dividends	—	—	—	(105,198)	—	(105,198)	—	—	(105,198)
Common stock dividends declared ($0.44 per share)	—	—	—	(214,380)	—	(214,380)	—	—	(214,380)
Reallocation of equity (Note 2 and 10)	—	—	(80,416)	—	(968)	(81,384)	(8,935)	90,319	—
Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting guidance (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net income (loss)	—	—	—	(2,675,759)	—	(2,675,759)	(812,547)	(302,720)	(3,791,026)
Other comprehensive income (loss)	—	—	—	—	73,991	73,991	106,173	8,143	188,307
Fair value of noncontrolling interests assumed in acquisition (Note 3)	—	—	—	—	—	—	366,136	—	366,136
Deconsolidation of investment entities (Note 11)	—	—	—	—	—	—	(80,921)	—	(80,921)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Warrant issuance (Note 10)	—	—	20,240	—	—	20,240	—	—	20,240
Redemption of OP Units for common stock	—	22	7,735	—	—	7,757	—	(7,757)	—
Equity awards issued, net of forfeitures	—	96	35,265	—	—	35,361	1,172	2,673	39,206
Shares canceled for tax withholding on vested equity awards	—	(28)	(7,721)	—	—	(7,749)	—	—	(7,749)
Costs of noncontrolling interests	—	—	(6,707)	—	—	(6,707)	—	—	(6,707)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,832,740	—	1,832,740
Distributions to noncontrolling interests	—	—	—	—	—	—	(339,414)	(5,857)	(345,271)
Preferred stock dividends	—	—	—	(74,064)	—	(74,064)	—	—	(74,064)
Common stock dividends declared ($0.11 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2)	—	—	(7,316)	—	464	(6,852)	1,422	5,430	—
Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net income (loss)	—	—	—	(310,097)	—	(310,097)	(500,980)	(40,511)	(851,588)
Other comprehensive income (loss)	—	—	—	—	(79,113)	(79,113)	(80,560)	(8,272)	(167,945)
Redemption of preferred stock (Note 9)	(145,258)	—	(4,992)	—	—	(150,250)	—	—	(150,250)
Exchange of notes for common stock (Note 8)	—	734	181,473	—	—	182,207	—	—	182,207
Shares issued pursuant to settlement liability (Note 13)	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 22)	—	—	1,956	—	(1,482)	474	(1,080,134)	—	(1,079,660)
Redemption of OP Units for common stock	—	20	4,627	—	—	4,647	—	(4,647)	—
Equity awards issued, net of forfeitures	—	66	51,224	—	—	51,290	2,841	3,898	58,029
Shares canceled for tax withholding on vested equity awards	—	(29)	(19,331)	—	—	(19,360)	—	—	(19,360)
Contributions from noncontrolling interests	—	—	—	—	—	—	202,471	—	202,471
Distributions to noncontrolling interests	—	—	—	—	—	—	(222,519)	—	(222,519)
Preferred stock dividends	—	—	—	(70,627)	—	(70,627)	—	—	(70,627)
Reallocation of equity (Note 2)	—	—	(11,605)	—	855	(10,750)	4,682	6,068	—
Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(816,911)	$(3,790,410)	$(148,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	(6,154)	(19,602)
Paid-in-kind interest added to loan principal, net of interest received	8,398	(38,398)	(62,464)
Straight-line rent income	10,119	(20,453)	(20,741)
Amortization of above- and below-market lease values, net	5,042	(6,446)	(19,813)
Amortization of deferred financing costs and debt discount and premium, net	65,129	15,602	103,537
Equity method (gains) losses	7,248	463,866	87,444
Distributions of income from equity method investments	3,054	102,612	143,417
Provision for loan losses	—	—	35,880
Allowance for doubtful accounts	3,294	7,247	6,793
Impairment of real estate and related intangibles and right-of-use asset	319,263	1,987,130	358,443
Goodwill impairment	—	594,000	788,000
Depreciation and amortization	636,555	578,282	596,262
Equity-based compensation	59,416	34,959	39,573
Unrealized settlement loss	—	3,890	—
Gain on sales of real estate, net	(49,429)	(41,922)	(1,520,808)
Settlement of forward starting interest rate swap	—	—	(365,111)
Deferred income tax benefit	(68,454)	(25,086)	(9,602)
Loss on induced conversion of exchangeable debt	25,088	—	—
Other loss, net	60,231	211,967	190,638
(Increase) decrease in other assets and due from affiliates	(72,700)	14,392	(23,937)
Increase (decrease) in accrued and other liabilities and due to affiliates	60,378	16,763	19,985
Other adjustments, net	(7,484)	(11,948)	(8,111)
Net cash provided by operating activities	248,237	89,893	170,868
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(549,621)	(430,548)	(247,357)
Return of capital from equity method investments	90,205	294,932	224,169
Acquisition of loans receivable and debt securities	(147,498)	—	(771)
Net disbursements on originated loans	(33,272)	(219,990)	(168,960)
Repayments of loans receivable	485,613	227,831	229,970
Proceeds from sales of loans receivable and debt securities	146,004	46,272	66,249
Cash receipts in excess of accretion on purchased credit-impaired loans	—	—	31,128
Acquisition of and additions to real estate, related intangibles and leasing commissions	(828,361)	(2,559,343)	(1,918,317)
Proceeds from sales of real estate	443,489	431,198	6,108,153
Proceeds from paydown and maturity of debt securities	1,261	5,721	11,205
Cash and restricted cash assumed by buyer upon sale of hotel portfolio in receivership	(35,098)	—	—
Proceeds from sale of equity investments	564,025	287,899	165,657
Investment deposits	(21,418)	(11,660)	(14,928)
Proceeds from sale of corporate fixed assets	14,946	—	—
Net receipts on settlement of derivatives	17,123	27,097	46,466
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price	—	(32,500)	(184,167)
Acquisition of DataBank, net of cash acquired (Note 3)	—	—	(172,365)
Other investing activities, net	(833)	1,111	22,806
Net cash provided by (used in) investing activities	146,565	(1,931,980)	4,198,938

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(73,384)	$(79,333)	$(108,548)
Dividends paid to common stockholders	—	(106,510)	(214,149)
Repurchase of common stock	—	(24,749)	(10,734)
Proceeds from issuance of exchangeable senior notes	—	291,000	—
Repayment of senior notes	(31,502)	(370,998)	—
Borrowings from corporate credit facility and securitized financing facility	345,000	600,000	810,200
Repayment of borrowings from corporate credit facility	(45,000)	(600,000)	(810,200)
Borrowings from secured debt	2,094,722	2,016,833	4,664,450
Repayments of secured debt	(1,643,900)	(1,684,001)	(5,745,509)
Payment of deferred financing costs	(48,127)	(54,750)	(82,202)
Contributions from noncontrolling interests	232,144	1,906,250	578,706
Distributions to and redemptions by noncontrolling interests	(249,083)	(360,304)	(2,847,830)
Contribution from Wafra	—	253,575	—
Redemption of preferred stock	(150,250)	(402,855)	—
Shares canceled for tax withholdings on vested equity awards	(19,360)	(7,749)	(3,627)
Other financing activities, net	—	(3,382)	(10,143)
Net cash provided by (used in) financing activities	411,260	1,373,027	(3,779,586)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,825)	7,370	1,748
Net increase (decrease) in cash, cash equivalents and restricted cash	803,237	(461,690)	591,968
Cash, cash equivalents and restricted cash, beginning of period	963,008	1,424,698	832,730
Cash, cash equivalents and restricted cash, end of period	$1,766,245	$963,008	$1,424,698
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2021	2020	2019
Beginning of the period
Cash and cash equivalents	$703,544	$1,205,190	$461,912
Restricted cash	67,772	674	447
Restricted cash included in assets held for disposition	191,692	218,834	370,371
Total cash, cash equivalents and restricted cash, beginning of period	$963,008	$1,424,698	$832,730

End of the period
Cash and cash equivalents	$1,602,102	$703,544	$1,205,190
Restricted cash	99,121	67,772	674
Restricted cash included in assets held for disposition	65,022	191,692	218,834
Total cash, cash equivalents and restricted cash, end of period	$1,766,245	$963,008	$1,424,698
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
1. Business and Organization
DigitalBridge Group, Inc. or DBRG (together with its consolidated subsidiaries, the "Company") is a leading global-scale digital infrastructure firm that invests, directly and through its portfolio companies, across five key verticals: data centers, cell towers, fiber networks, small cells, and edge infrastructure.
Effective June 22, 2021, the Company changed its name to DigitalBridge Group, Inc. (formerly Colony Capital, Inc.) and trades under the ticker symbol, DBRG, signifying the Company's transformation to digital infrastructure.
At December 31, 2021, the Company has $45 billion of total assets under management, including both third party capital and the Company's balance sheet.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2021, the Company owned 92% of the OP, as its sole managing member. The remaining 8% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code for U.S. federal income tax purposes.
Digital Transformation
Significant healthcare and economic challenges arising from the coronavirus disease 2019 pandemic, or COVID-19, reinforced the critical role and the resilience of the digital infrastructure sector in a global economy that is increasingly reliant on telecommunications and data transmission. Accordingly, in the second quarter of 2020, the Company determined to accelerate its previously announced shift to a digitally-focused strategy in order to better position the Company for growth, which required a rotation of the Company's non-digital assets into digital-focused investments.
The Company has now completed its digital transformation. The Company's completed disposition of its hotel business, OED investments and Other IM business in 2021, and its Wellness Infrastructure segment in 2022 each represents a strategic shift in the Company's business that has or is expected to have a significant effect on the Company’s operations and financial results, and accordingly, each has met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as discontinued operations on the consolidated statements of operations (Note 12).
Accelerating the Monetization of Wellness Infrastructure and Other Segments
The Company successfully completed the sale of its equity interests in (i) NRF Holdco, LLC ("NRF Holdco"), which holds its Wellness Infrastructure business along with other non-core assets, in February 2022; and (ii) a substantial majority of its OED investments and Other IM business in December 2021, pursuant to agreements entered into in September 2021 (as amended in February 2022) and June 2021, respectively.
In assessing the recoverability of assets classified as held for disposition and discontinued operations, in particular considering the sales price for the OED investments and Other IM business, and the Wellness Infrastructure assets, the Company wrote down the carrying value of these assets by $625.3 million in aggregate, of which $265.4 million was attributable to the OP. This was recorded within impairment loss, equity method loss and other loss in discontinued operations, as discussed further in Note 11.
OED and Other IM
The disposed OED investments and Other IM business were composed of the Company's interests in various non-digital real estate, real estate-related equity and debt investments, and the Company's general partner interests and management rights with respect to these assets. The Company received cash consideration of $443.4 million, net of closing adjustments of $31.2 million, representing net cash already received by the Company, largely for asset monetizations realized prior to closing. Disposition of the Company's equity interests in its OED subsidiaries resulted in assumption by the acquirer of $509.5 million of consolidated investment-level debt and subsequent deconsolidation of these subsidiaries.

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
The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million in cash and $155 million unsecured promissory note (the "Seller Note"). In addition, NRF Holdco distributed approximately $35 million of cash to the Company prior to closing. The Seller Note matures five years from closing of the sale, accruing paid-in-kind interest at 5.35% per annum. The sale included the acquirer's assumption of $2.57 billion of consolidated investment level debt on various healthcare portfolios in which the Company owned between 69.6% and 81.3%, and $293.7 million of debt at NRF Holdco.
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
Exit of the Hotel Business
In March 2021, the Company completed the sale of its hotel business. Pursuant to an agreement entered into with a third party in September 2020 (as amended in October 2020, February 2021 and March 2021), the Company sold 100% of the equity in its hotel subsidiaries which held five of the six hotel portfolios in the Hospitality segment and its 55.6% equity interest in a portfolio of limited service hotels in the Other segment (the "THL Hotel Portfolio"), composed of 197 hotel properties in aggregate. Two of the hotel portfolios that were sold in the Hospitality segment were held through joint ventures in which the Company held a 90% and a 97.5% interest, respectively. The aggregate selling price of $67.5 million represented a transaction value of approximately $2.8 billion, with the acquirer's assumption of $2.7 billion of consolidated investment-level debt. In September 2021, the remaining interests in the THL Hotel Portfolio held by investment vehicles previously managed by the Company were sold to the same buyer. Also in September 2021, the remaining portfolio in the Hospitality segment that was in receivership was sold by the lender for no proceeds to the Company.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing its interests in the VIE, the Company also considers interests held by its related parties, including de facto agents. Additionally, the Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, and depends upon facts and circumstances specific to an entity at the time of the assessment.
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

Noncontrolling Interests in Investment Entities—This represents predominantly interests in consolidated investment entities held by co-investors through investment vehicles managed by the Company or held by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
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

The Company has elected to account for all of its loans receivable and certain equity method investments at fair value.
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
The disposition of (i) NRF Holdco in February 2022, (ii) a substantial majority of the OED investments and Other IM business in December 2021, (iii) the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in March 2021, and (iv) the bulk and light industrial portfolios in December 2020 and December 2019, respectively, all represent strategic shifts that have or are expected to have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of June 2021, March 2021, September 2020, and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 12). Discontinued operations in prior periods include investments in the respective segments that have been disposed or otherwise resolved in those periods.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are held with major financial institutions and may at times exceed federally insured limits.

Restricted Cash
Restricted cash consists primarily of cash reserves maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
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
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Site improvements	5 to 40 years
Building	5 to 50 years
Building improvements	5 to 40 years
Tenant improvements	Lesser of useful life or remaining term of lease
Data center infrastructure	10 to 20 years
Furniture, fixtures and equipment	1 to 8 years
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
Real Estate Held for Disposition
Real estate is classified as held for disposition in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year.

Real estate held for disposition is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for disposition, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for disposition. At the time a sale is consummated, the excess, if any, of sale price less selling costs over carrying value of the real estate is recognized as a gain.
If circumstances arise that were previously considered unlikely and, as a result, the Company decides not to sell the real estate asset previously classified as held for disposition, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for disposition, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, or (ii) its estimated fair value at the time the Company decides not to sell.
Foreclosed Properties
The Company may receive foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as provision for loan loss and the cumulative loss allowance on the loan is charged off. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Loans Receivable
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for disposition.
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
Effective January 1, 2020, the Company elected the fair value option for all loans receivable.
Loan fair values are generally determined either: by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based upon discounted cash flow projections of principal and interest expected to be collected, which projections include, but are not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results and/or value of the underlying collateral.
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
Fair value changes of equity method investments under the fair value option are recorded in earnings (losses) from equity method investments. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).

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
Carried Interest—The Company's equity method investments include its interests as general partner or equivalent in investment vehicles that it sponsors. The Company recognizes earnings based on its proportionate share of results from these investment vehicles and a disproportionate allocation of returns based on the extent to which cumulative performance exceeds minimum return hurdles pursuant to terms of their respective governing agreements (“carried interests”). To the extent the investment vehicles qualify for investment company accounting, their underlying results and consequently, the calculation of carried interests, reflect changes in fair value of their investments each period. The amount of carried interest recognized based on the cumulative performance of each investment vehicle if it were liquidated as of the reporting date may be subject to reversal until such time the carried interest, if any, is realized. Realization of carried interest generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition, pursuant to the governing documents of the investment vehicles.
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
Impairment—The Company performs an assessment, at least quarterly, to determine whether its AFS debt securities are considered to be impaired; that is, if their fair value is less than their amortized cost basis.
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
Accounts Receivable and Related Allowance
Property Operating Income Receivables (excluding lease income receivables)—The Company periodically evaluates aged receivables and considers the collectability of unbilled receivables. The Company estimates allowance for doubtful accounts for specific accounts receivable balances based upon historical collection trends, age of outstanding accounts receivables and existing economic conditions associated with the receivables.
Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of investment vehicles managed by the Company, which include: (i) organization and offering costs associated with the formation and capital raising of the investment vehicles subject to certain limitations; (ii) direct and indirect operating costs associated with managing the operations of certain investment vehicles; and (iii) costs incurred in performing investment due diligence. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations. The Company facilitates the payments of organization and offering costs, due diligence costs to the extent the related investments are consummated and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheets, until such amounts are repaid. Due diligence costs related to unconsummated investments that are borne by the Company are expensed as transaction-related costs in the consolidated statement of operations. The Company assesses the collectability of such receivables and establishes an allowance for any balances considered not collectable.
Fixed Assets
Fixed assets of the Company are presented within other assets and carried at cost less accumulated depreciation and amortization. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of assets are capitalized and depreciated over their useful life. Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the assets, which range between 3 to 7 years for furniture, fixtures, equipment and capitalized software, and over the shorter of the lease term or useful life for leasehold improvements.
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
Derivative Instruments and Hedging Activities
The Company may use derivative instruments to manage its interest rate risk and foreign currency risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or other liabilities on a gross basis on the balance sheet. The accounting for changes in fair value of derivatives depends upon whether the derivative has been designated in a hedging relationship and qualifies for hedge accounting.
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
Cash Flow Hedges—The Company may use interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt and may designate as cash flow hedges. Changes in fair value of the derivative is recorded in accumulated other comprehensive income (loss) or AOCI and reclassified into earnings when the hedged item affects earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in AOCI are reclassified into earnings when the hedged item affects earnings.

Net Investment Hedges—The Company may use foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity investees whose functional currencies are not U.S. dollars. Changes in fair value of derivatives used as hedges of net investment in foreign operations are recorded in the cumulative translation adjustment account within AOCI.
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
The Company's ROU lease asset is presented within other assets and is amortized on a straight-line basis over the shorter of its useful life or remaining lease term. The Company's lease liability is presented within accrued and other liabilities. The lease liability is (a) reduced by lease payments made during the period; and (b) accreted to the balance as of the beginning of the period based upon the discount rate used at lease commencement. For finance leases, periodic lease payments are allocated between (i) interest expense, calculated based upon the incremental borrowing rate determined at commencement, to produce a constant periodic interest rate on the remaining balance of the lease liability, and (ii) reduction of lease liability. The combination of periodic interest expense and amortization expense on the ROU lease asset effectively reflects installment purchases on the financed leased asset, and results in a front-loaded expense recognition. Higher interest expense is recorded in the early periods as a constant interest rate is applied to the finance lease liability and the liability decreases over the lease term as cash payments are made. For operating leases, fixed lease expense is recognized over the lease term on a straight-line basis and variable lease expense is recognized in the period incurred.
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
Property Operating Income
Property operating income includes the following:
Lease Income
The Company's lease income is composed of (i) fixed lease income for rents, and for interconnection services and a committed amount of power related to contracted data center leased space; and (ii) variable lease income for tenant reimbursements, installation services of Company-owned data center equipment and additional metered power reimbursements based upon usage by data center tenants at prevailing rates. As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a lease contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Accordingly, the nonlease components of tenant reimbursements for net leases, interconnection services, installation services of Company-owned data center equipment and payments for power by data center tenants are combined with their respective lease components and accounted for as a single lease component as the lease component is predominant.
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
Resident Fee Income
Resident fee income, presented within discontinued operations, is earned from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities is recorded when services are rendered based on terms of their respective lease agreements. The Company's healthcare business was sold in February 2022.
Data Center Service Revenue
The Company earns data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, other services related to installation of customer equipment, and other related information technology services, which are recognized as services are provided to data center customers.
Hotel Operating Income
Hotel operating income, presented within discontinued operations, includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services. The Company's hotel business was sold in March 2021, with one remaining portfolio that was in receivership sold by the lender in September 2021.
Fee Income
Fee income consists primarily of the following:
Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts, which constitute a series of distinct services satisfied over time. Management fees are recognized over the life of the investment vehicle as services are provided.
Incentive Fees—The Company is entitled to incentive fees from funds and managed accounts in its liquid securities strategy. Incentive fees are determined based upon the performance of the respective funds or accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. Incentive fees take the form of a contractual fee arrangement, and unlike carried interests, do not represent an allocation of returns among equity holders of an investment vehicle. Incentive fees are a form of variable consideration and are recognized when it is probable that a significant reversal of the cumulative revenue will not occur, which is generally at the end of the performance measurement period.
Management fees and incentive fees earned from consolidated funds and other investment vehicles are eliminated in consolidation. However, because the fees are funded by and earned from third party investors in these consolidated vehicles who represent noncontrolling interests, the Company's allocated share of net income from the consolidated funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not affect net income (loss) attributable to DBRG.
Other Income
Recurring other income includes primarily the following:
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
Equity Awards Granted by Managed Companies—These were equity awards granted to the Company to be granted to its employees or granted directly to its employees by publicly-traded REITs previously managed by the Company, NRE (prior to the sale of NRE in September 2019) and BRSP (prior to termination of its management agreement in April 2021). The initial grant was recorded as an other asset and deferred income liability on the balance sheet. The liability was amortized on a straight-line basis to other income over the initial vesting period of the award and equity-based compensation expense was recognized as the award vested to the recipient employee. Compensation expense related to equity awards granted by managed companies is presented within discontinued operations.
Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, benefits, severance payments, and equity-based compensation. Bonus is accrued over the employment period to which it relates.
Carried Interest and Incentive Fee Compensation—This represents a portion of carried interest and incentive fees earned by the Company that are allocated to senior management, investment professionals and certain other employees of the Company. Carried interest and incentive fee compensation are generally recorded as the related carried interest and incentive fees are recognized in earnings by the Company. Carried interest compensation amounts may be reversed if there is a decline in the cumulative carried interest amounts previously recognized by the Company. Carried interest and incentive fee compensation are generally not paid to management or other employees until the related carried interest and incentive fee amounts are distributed by the investment vehicles to the Company.
Equity-Based Compensation—Equity-classified stock awards granted to employees and non-employees that have a service condition and/or a market or performance condition are measured at fair value at date of grant.
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

Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss ("NOL") carryforwards of the TRS and foreign taxable entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS and foreign taxable entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company evaluates on a quarterly basis whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations.
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
In circumstances where discontinued operations are reported, income from continuing operations is used as the benchmark to determine whether including potential common shares in diluted EPS computation would be antidilutive. Accordingly, if there is a loss from continuing operations and potential common shares would be antidilutive due to the loss, but there is net income after adjusting for discontinued operations, the potential common shares would be excluded from diluted EPS computation even though the effect on net income would be dilutive, because income from continuing operations is used as the benchmark.
Reclassifications
Reclassifications were made related to discontinued operations as discussed in "—Discontinued Operations" above and to prior period segment reporting presentation as discussed in Note 20. Additionally, costs related to unconsummated transactions that were previously included within investment and servicing expense in prior periods have been reclassified as transaction-related costs on the consolidated statement of operations to conform to current period presentation. These reclassifications did not affect the Company's financial position, results of operations or cash flows.
Adjustments to Beginning Equity
On January 1, 2020, upon adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—
Credit Losses, the Company recorded a $5.1 million decrease to beginning equity, composed of: (i) an $8.4 million decrease to beginning equity, representing the Company's share of the cumulative effect adjustment of adopting the lifetime current expected credit loss ("CECL") model by its equity method investee, BRSP; partially offset by (ii) a $3.3 million increase to beginning equity, reflecting the cumulative effect adjustment of the Company's election of the fair value option for all of its then outstanding loans receivable.
On January 1, 2019, upon adoption of ASC 842, Leases, the Company determined that collection of certain operating lease receivables, net of existing allowance for bad debts, was not probable and recorded a cumulative adjustment of approximately $4.5 million to reduce beginning equity.

Accounting Standards Adopted in 2021
Income Tax Accounting
In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. The Company adopted the new guidance on January 1, 2021, with no material effect to its consolidated financial statements upon adoption.
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
Acquired Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-8, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, which applies the principles of ASC 606, Revenue from Contracts with Customers, rather than a fair value basis under ASC 805, Business Combinations, in the recognition of contract assets and contract liabilities acquired in a business combination. The ASU addresses the following inconsistencies: (1) measurement of contract liability or deferred revenue at fair value that is typically lower than carrying value, reducing post-acquisition revenues; and (2) timing of contractual payments affecting the fair value of deferred revenue and the amount of post-acquisition revenue in otherwise similar contracts. Under the new guidance, an acquirer records a contract asset or contract liability as if it had originated the acquired revenue contract, which requires the acquirer to evaluate performance obligations, transaction price and relative stand-alone selling price at the original contract inception date or subsequent modification dates. This will generally result in the recognition and measurement of a contract asset and contract liability that will likely be more comparable to the books of the acquiree at acquisition date. In circumstances where an acquirer is unable to assess or rely on the acquiree's accounting under ASC 606, the ASU provides a practical expedient that allows an acquirer to determine the stand-alone selling price of each performance obligation in the contract as of acquisition date, instead of contract inception date, for purposes of allocating the transaction price.
The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contracts within the scope of ASC 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, but the amendments do not affect the accounting for other assets or liabilities that may arise from acquired customer contracts such as refund liabilities that do not meet the definition of contract liabilities and continue to be recorded at fair value.
The ASU is effective January 1, 2023 and is to be applied prospectively. Early adoption is permitted with retrospective application to all business combinations that occurred during the fiscal year of early adoption.
3. Acquisitions
Business Combinations
Digital Bridge Holdings, LLC ("DBH")
On July 25, 2019, the Company acquired DBH in a combination of: (a) cash, a portion of which was deferred until the expiration of certain customary seller indemnification obligations and was paid in full in May 2020 (Note 18); and (b)

issuance of 21,478,515 OP Units, which were measured based upon the closing price of the Company's class A common stock on July 24, 2019 of $5.21 per share.
The Company acquired the fee streams but not the equity interests related to the six portfolio companies managed by DBH. The principals of DBH retained their equity investments, including general partner interests in existing DBH investment vehicles and in Digital Bridge Partners, LP (“DBP I,” formerly Digital Colony Partners, LP or DCP I), a fund that was previously co-sponsored by the Company and DBH.
The Company's acquisition of DBH included the remaining 50% equity interest held by DBH in Digital Colony Management, LLC ("DCM"), previously an equity method joint venture with DBH, which manages DBP I. Upon closing of the acquisition, the Company obtained a controlling interest in DCM and remeasured its existing 50% interest at a fair value of $51.4 million. The full amount, representing the excess of fair value over carrying value of the Company's investment in DCM, was recognized in other gain on the Company's statement of operations, as the Company's carrying value of its investment in DCM prior to the business combination was nil. The fair value was based upon the value of 50% of estimated future net cash flows from the DBP I management contract, discounted at 8%.
DataBank Colocation Data Centers
On December 20, 2019, the Company acquired from third party investors a 20% interest in DataBank, which operates edge colocation data centers in nine U.S. markets, owning eight properties, with leasehold interests in 12 properties. DataBank is a portfolio company managed by DBH and invested in by the principals and senior professionals of DBH. The Company is deemed to have a controlling interest in DataBank as control over the operations of DataBank resides substantially with the Company. Consideration included the payment of cash to third parties for the Company’s interests in DataBank and the issuance of 612,072 OP Units to the DBH principals, Marc Ganzi, the Company's CEO and President, and Ben Jenkins, now the chief investment officer of the Company’s digital real estate platform, for incentive units owned by the DBH principals and allocable to the Company’s acquired interests, measured based upon the closing price of the Company's class A common stock on December 20, 2019 of $4.84 per share. The OP Units were issued to the DBH principals who had previously received incentive units from DataBank, in exchange for certain of their incentive units such that the Company will not be subject to future carried interest payments to the DBH principals with respect to the Company's investment in DataBank (Note 18). The DBH principals otherwise retained their equity interests in DataBank.
In January 2022, the Company and an existing investor acquired additional equity in DataBank resulting from a redemption of interests by a selling shareholder. The Company's share was an additional $32.0 million investment, which increased its ownership in DataBank to 21.9%.
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
The Company and its co-investors have also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, including those associated with an add-on acquisition to the Vantage SDC portfolio described below, the costs of which will be borne by the previous owners of Vantage SDC, for estimated payments of approximately $350 million. It is anticipated that most, if not all, of the payments will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC entered into 11 tenant leases in 2021 related to a portion of the expansion capacity which triggered aggregate payments of $100.8 million. As part of the July 2020 acquisition, the Company had an option to purchase an additional data center in Santa Clara, California. In September 2021, the Company exercised the option and purchased the data center for $404.5 million in cash, funded through borrowings by Vantage SDC, and a deferred amount of $56.9 million to be paid upon future lease-up. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.

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
Acquisitions by DataBank
In the third quarter of 2021, DataBank and its zColo subsidiary each acquired a building in the U.S. for a combined $38.5 million, to be redeveloped into data centers.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, which may include incentive payments to employees for successful closing of the acquisitions.

	Asset Acquisitions					Business Combinations
	2021			2020		2019
(In thousands)	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France	Vantage SDC	zColo US and UK	DBH	DataBank (1)
Consideration
Cash	$505,301	$38,500	$33,018	$1,524,610	$1,181,488	$181,167	$182,731
Deferred consideration	—	—	—	—	—	35,500	—
OP Units issued	—	—	—	—	—	111,903	2,962
Total consideration for equity interest acquired	$505,301	$38,500	$33,018	$1,524,610	$1,181,488	$328,570	$185,693
Fair value of equity interest in Digital Colony Manager	—	—	—	—	—	51,400	—
	$505,301	$38,500	$33,018	$1,524,610	$1,181,488	$379,970	$185,693
Assets acquired and liabilities assumed
Cash	$—	$—	$—	$—	$266	$—	$10,366
Real estate	479,587	38,500	26,083	2,720,870	882,327	—	839,053
Assets held for disposition	—	—	—	—	—	—	29,266
Intangible assets	82,603	—	8,702	765,137	303,119	153,300	219,651
Lease right-of-use ("ROU") and other assets	—	—	9,536	181,260	415,038	13,008	108,896
Debt	—	—	—	(2,060,307)	—	—	(539,155)
Tax liabilities	—	—	—	—	—	(17,392)	(100,759)
Intangible, lease and other liabilities	(56,889)	—	(11,303)	(82,350)	(419,262)	(16,194)	(120,178)
Fair value of net assets acquired	$505,301	$38,500	$33,018	$1,524,610	$1,181,488	132,722	447,140
Noncontrolling interests in investment entities	—	—	—	—	—	—	(724,567)
Goodwill	$—	$—	$—	$—	$—	$247,248	$463,120
__________
(1)    In 2020, adjustments were made to the purchase price allocation of DataBank during its one year measurement period based upon information obtained about facts and circumstances that existed at the time of closing. This includes an $8.8 million decrease to deferred tax liabilities in the fourth quarter of 2020 based upon the final 2019 tax provision for DataBank.
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of estimated selling costs for real estate held for disposition. Useful lives of real estate acquired range from 25 to 50 years for buildings and improvements,

5 to 21 years for site improvements, 10 to 20 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
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
•Other intangible assets acquired were as follows:
•Customer service contracts were valued based upon estimated net cash flows generated from the Databank and zColo customer service contracts that would have been forgone if such contracts were not in place, taking into consideration the time it would require to execute a new contract, with remaining term of the contracts ranging between 1 and 15 years.
•Customer relationships were valued as the incremental net cash flows to the DataBank and zColo businesses attributable to the in-place customer relationships, discounted at 9.5% and 10%, respectively, with estimated useful life of 12 years.
•Trade names of Digital Bridge, DataBank and zColo were valued based upon estimated savings from avoided royalty at a rate of 1% or 2%, discounted at rates between 9.5% and 11.5%, with useful lives between 1 and 10 years.
•Assembled workforce was valued based upon estimated cost of recruiting and training new data center employees for zColo, with a 3 year useful life.
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

4. Real Estate
The following table summarizes the Company's real estate held for investment in the digital operating segment. Real estate held for disposition is presented in Note 11.

(In thousands)	December 31, 2021	December 31, 2020
Land	$206,588	$168,145
Buildings and improvements	1,295,204	966,839
Data center infrastructure	3,785,561	3,396,854
Construction in progress	77,014	38,210
	5,364,367	4,570,048
Less: Accumulated depreciation	(392,083)	(118,184)
Real estate assets, net	$4,972,284	$4,451,864
Real Estate Depreciation
Depreciation of real estate held for investment was $275.8 million in 2021 and $117.1 million in 2020. Depreciation was immaterial in 2019 as the Company's first digital operating real estate portfolio was acquired in late December 2019.
Property Operating Income
Components of property operating income in the digital operating segment are as follows. This excludes amounts related to discontinued operations (Note 12).

	Year Ended December 31,
(In thousands)	2021	2020	2019
Lease income:
Fixed lease income	$609,005	$226,478	$3,779
Variable lease income	92,701	38,913	377
	701,706	265,391	4,156
Data center service revenue	61,044	47,537	1,882
	$762,750	$312,928	$6,038
In 2021, property operating income from a single customer accounted for approximately 16.7% of the Company's total revenues from continuing operations, or approximately 7.8% of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities. There was no similar tenant concentration in 2020 and 2019.

Future Fixed Lease Income
At December 31, 2021, future fixed lease payments receivable under noncancelable operating leases for real estate held for investment in the digital operating segment were as follows. These operating leases have expiration dates through 2041, excluding month-to-month leases, and renewal options and early termination rights at the lessee's election unless such options or rights are reasonably certain to be exercised.

Year Ending December 31,	(In thousands)
2022	$555,384
2023	423,557
2024	341,937
2025	295,824
2026	272,651
2027 and thereafter	1,441,452
Total	$3,330,805
Purchase Commitments
In January 2022, the Company's subsidiary, DataBank, entered into a definitive agreement to acquire four colocation data centers in Houston, Texas for $670 million, which will add approximately 308,000 built square feet to its portfolio. Based upon the expected equity funding by DataBank, the Company's share of the investment is anticipated to be $91.4 million, following which the Company's interest in DataBank will approximate 21.8% (21.9% in January 2022 preceding this transaction, refer to Note 3). The transaction is expected to close in March 2022, subject to customary closing conditions and regulatory approval.
5. Equity Investments
The Company's equity investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	December 31, 2021	December 31, 2020
Equity method investments
BRSP (1)	$284,985	$356,772
Company-sponsored private funds (2)	382,694	173,039
Investments under fair value option (Note 13)	—	28,540
Other	5,417	16,160
	673,096	574,511
Other equity investments
Marketable securities (Note 13)	201,912	218,485
Private funds and non-traded REIT	49,575	—
Other	10,570	—
	$935,153	$792,996
__________
(1)    Excludes approximately 461,000 shares and 3.1 million units in BRSP held by NRF Holdco that are included in assets held for disposition (Note 11), of the Company's aggregate holdings of 38.5 million shares and units in BRSP at December 31, 2021 (47.9 million at December 31, 2020).
(2)    Includes unrealized carried interest of approximately $112.0 million at December 31, 2021 and $12.7 million at December 31, 2020 in connection with sponsored investment vehicles that are in the early stage of their lifecycle, of which a substantial portion is shared with certain employees.

The Company's equity investments represent noncontrolling equity interests in various entities, primarily BRSP, interests in the Company's sponsored digital investment vehicles, and marketable securities held largely by private open-end liquid funds sponsored and consolidated by the Company.
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
BRSP
The Company owned a 29% interest in BRSP at December 31, 2021 (36.4% at December 31, 2020), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. The following discussion encompasses all of the Company's interest in BRSP. This includes the Company's interest in BRSP held by NRF Holdco that is presented as held for disposition and discontinued operations, and was subsequently disposed in February 2022.
Disposition—In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including a proportion of basis difference associated with the BRSP shares disposed, as discussed below).
OTTI—The Company determined there was no OTTI on its investment in BRSP in 2021. At December 31, 2021, the fair value of the Company's investment in BRSP, based upon its closing stock price of $10.26 per share, was in excess of its carrying value. In the second quarters of 2020 and 2019, the Company had determined that its investment in BRSP was other-than-temporarily impaired and recorded impairment charges, included in equity method losses, of $274.7 million and $227.9 million, respectively, measured as the excess of carrying value of its investment in BRSP over market value based upon BRSP's closing stock price on June 30, 2020 and June 30, 2019, respectively.
Basis Difference—The impairment charges recorded by the Company on its investment in BRSP in 2020 and 2019 resulted in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings or reduced its share of net losses from BRSP by $110.3 million, $83.9 million and $141.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods and the basis difference proportionate to the Company's ownership in BRSP that was disposed in August 2021. The remaining basis difference at December 31, 2021 was $167.3 million.

Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees, excluding investees classified as held for disposition. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2021	December 31, 2020
Total assets	$19,383,775	$15,994,792
Total liabilities	5,500,143	8,694,771
Owners' equity	13,847,605	6,733,371
Noncontrolling interests	36,027	566,650
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2021	2020	2019
Total revenues	$264,237	$345,053	$855,634
Net income (loss)	667,381	(323,058)	(956,908)
Net income (loss) attributable to noncontrolling interests	(3,535)	(34,602)	(84,296)
Net income (loss) attributable to owners	670,916	(288,456)	(872,612)
Investment and Lending Commitments
Sponsored Funds
At December 31, 2021, the Company had unfunded commitments of $88.8 million to the Company's sponsored funds in its flagship digital opportunistic strategy, DBP I and Digital Bridge Partners II, LP ("DBP II," formerly Digital Colony Partners II, LP or DCP II).
Loans Receivable
DataBank—The Company's DataBank subsidiary has a lending commitment to a borrower, the funding of which is contingent on the borrower meeting certain criteria such as agreed upon benchmarks, financial and operating metrics and approved budgets. At December 31, 2021, the unfunded lending commitment was $25.0 million, of which the Company's share was $5.0 million, net of amounts attributable to noncontrolling interests in investment entities.
Warehoused Loans—At December 31, 2021, the Company had unsettled trades on $91.1 million of loans receivable that are warehoused for a future securitization vehicle, of which up to 75% will be funded through a credit facility that is earmarked to finance the acquisition of such loans.

6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment at both December 31, 2021 and 2020 is as follows.

(In thousands)
Digital Investment Management (1)	$298,248
Digital Operating	463,120
Total goodwill	$761,368
__________
(1)    Goodwill of $133.0 million is deductible for income tax purposes.
The Company determined that there were no indicators of impairment to goodwill in the digital reportable segments in 2021 and 2020.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	December 31, 2021			December 31, 2020
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,148,441	$(256,987)	$891,454	$1,046,095	$(81,547)	$964,548
Investment management intangibles (3)	164,189	(61,435)	102,754	164,188	(35,405)	128,783
Customer relationships and service contracts (4)	218,064	(44,496)	173,568	217,808	(13,546)	204,262
Trade names	26,400	(11,266)	15,134	41,900	(4,713)	37,187
Other (5)	6,818	(2,101)	4,717	6,200	(220)	5,980
Total deferred leasing costs and intangible assets	$1,563,912	$(376,285)	$1,187,627	$1,476,191	$(135,431)	$1,340,760
Intangible Liabilities
Lease intangible liabilities (2)	$44,076	$(10,775)	$33,301	$44,224	$(4,436)	$39,788
__________
(1)    Amounts are presented net of impairments and write-offs.
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
Impairment of Identifiable Intangible Assets
In 2020, an investment management contract was written down by $3.8 million to a fair value of $4.0 million at the time of impairment. Fair value was based upon the revised future net cash flows over the remaining life of the contract, and represents fair value using Level 3 inputs. In 2021 and 2019, impairment was recorded only on identifiable intangible assets held for disposition, as discussed in Note 11.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding amounts related to discontinued operations (Note 12):

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net decrease to rental income (1)	$(2,471)	$(1,989)	$—

Amortization expense
Deferred leasing costs and lease-related intangibles	$165,940	$75,099	$489
Investment management intangibles	26,028	25,285	9,213
Customer relationships and service contracts	31,040	13,297	1,156
Trade name	22,053	4,503	186
Other	1,882	174	38
	$246,943	$118,358	$11,082
__________
(1)    Represents the net effect of amortizing above- and below-market leases.

The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Net increase (decrease) to rental income	$(1,363)	$(900)	$(1,043)	$(1,419)	$(1,311)	$690	$(5,346)
Amortization expense	157,362	137,974	112,619	102,698	97,274	541,053	1,148,980
7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	December 31, 2021	December 31, 2020
Straight-line rents	$25,516	$8,991
Investment deposits and pending deal costs	22,238	33,802
Prefunded capital expenditures for Vantage SDC	24,293	48,881
Deferred financing costs, net (1)	—	1,186
Derivative assets	944	99
Prepaid taxes and deferred tax assets, net	29,347	49,729
Receivables from resolution of investment	10,463	—
Operating lease right-of-use asset, net (2)	349,509	363,829
Finance lease right-of-use asset, net	131,909	143,182
Accounts receivable, net (3)	83,878	50,808
Prepaid expenses	20,303	19,897
Other assets	24,835	43,262
Fixed assets, net (4)	17,160	21,246
Total other assets	$740,395	$784,912
__________
(1)    Deferred financing costs relate to revolving credit arrangements originated by the Company and its subsidiaries. The Company's corporate credit facility was terminated in July 2021.
(2)    Net of impairment of $9.4 million at December 31, 2020 for corporate office leases as the Company determined there is a reduced need for office space based upon the Company's current operations and had abandoned certain leased spaces.
(3)    Includes primarily receivables from tenants and is presented net of immaterial allowance for doubtful accounts, where applicable.
(4)    Net of accumulated depreciation of $19.2 million in 2021 and $13.5 million in 2020.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	December 31, 2021	December 31, 2020
Deferred income (1)	$37,143	$23,870
Interest payable	14,870	13,653
Derivative liabilities	—	103,772
Current and deferred income tax liability (Note 19)	2,016	99,470
Operating lease liability	342,510	341,561
Finance lease liability	142,777	148,974
Accrued compensation	64,100	75,666
Accrued carried interest and incentive fee compensation	67,258	1,907
Accrued real estate and other taxes	10,523	6,658
Payable for Vantage SDC expansion capacity (Note 3)	55,896	—
Accounts payable and accrued expenses	121,931	120,683
Due to affiliates (Note 18)	—	601
Other liabilities	69,018	98,068
Accrued and other liabilities	$928,042	$1,034,883
__________
(1)    Represents primarily prepaid rental income, upfront payment received for data center installation services, and deferred investment management fees. Deferred investment management fees of $6.0 million at December 31, 2021 and $6.1 million at December 31, 2020 are expected to be recognized as fee income over a weighted average period of 3.2 years and 1.9 years, respectively.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Investment-Level Secured Debt	Total Debt
December 31, 2021
Debt at amortized cost
Principal	$300,000	$338,739	$4,283,983	$4,922,722
Premium (discount), net	—	(3,091)	17,629	14,538
Deferred financing costs	(8,606)	(1,384)	(66,868)	(76,858)
	$291,394	$334,264	$4,234,744	$4,860,402
December 31, 2020
Debt at amortized cost
Principal	$—	$531,502	$3,424,130	$3,955,632
Premium (discount), net	—	(8,310)	24,544	16,234
Deferred financing costs	—	(2,670)	(38,207)	(40,877)
	$—	$520,522	$3,410,467	$3,930,989

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
December 31, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.7	$—	N/A	N/A	$300,000	3.93%	4.7
Convertible and exchangeable senior notes (4)	338,739	5.31%	2.2	—	N/A	N/A	338,739	5.31%	2.2
	638,739			—			638,739
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,646,466	2.44%	4.1	571,017	5.74%	4.0	4,217,483	2.88%	4.1
Other	—	N/A	N/A	66,500	1.31%	1.6	66,500	1.31%	1.6
	3,646,466			637,517			4,283,983
	$4,285,205			$637,517			$4,922,722
December 31, 2020
Recourse
Convertible and exchangeable senior notes (4)	$531,502	5.36%	3.4	$—	N/A	N/A	$531,502	5.36%	3.4
Secured debt (5)	32,815	5.02%	—	—	N/A	N/A	32,815	5.02%	—
	564,317			—			564,317
Non-recourse
Investment-Level Secured Debt
Digital Operating	2,132,852	2.54%	4.8	1,093,991	5.92%	4.4	3,226,843	3.69%	4.7
Other	—	N/A	N/A	164,472	3.85%	0.1	164,472	3.85%	0.1
	2,132,852			1,258,463			3,391,315
	$2,697,169			$1,258,463			$3,955,632
__________
(1)    Calculated based upon outstanding debt principal at balance sheet date. For variable rate debt, weighted average interest rate is calculated based upon the applicable index plus spread at balance sheet date.
(2)    Calculated based upon anticipated repayment dates for notes issued under securitization financing; otherwise based upon initial maturity dates, or extended maturity dates if extension criteria are met for extensions that are at the Company's option.
(3)    Represent obligations of special-purpose subsidiaries of the OP as co-issuers and certain other special-purpose subsidiaries of DBRG, and secured by assets of these special-purpose subsidiaries, as further described below. DBRG and the OP are not guarantors to the debt.
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

Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2021	December 31, 2020

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875%	16.57	60.3431	1,901	January 22, 2019	—	31,502
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	60,321	July 21, 2023	138,739	300,000
								$338,739	$531,502
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
Issuance, Repurchase and Repayment of Senior Notes
The 3.875% convertible senior notes were fully extinguished following a $31.5 million repayment upon maturity in January 2021 and a $371.0 million repurchase in the third quarter of 2020, primarily funded by net proceeds from the July 2020 issuance of the 5.75% exchangeable senior notes by the OP.
Exchange of Senior Notes into Common Shares
In the fourth quarter of 2021, DBRG and the OP entered into privately negotiated exchange agreements (the "Early Exchange Agreements") with certain noteholders of the 5.75% exchangeable notes. The parties to the Early Exchange Agreements agreed to exchange transactions for which the original exchange ratio of 434.7826 shares per $1,000 of principal amount of notes was adjusted to account for savings on avoided future interest payments otherwise due to the noteholders. Pursuant to the Early Exchange Agreements, in October 2021 and November 2021, in aggregate, the Company exchanged $161.3 million of outstanding principal of the 5.75% exchangeable notes into 73,365,420 shares of the Company's class A common stock and paid $3.1 million for accrued and unpaid interest through the date of the respective exchanges. Debt conversion expense totaling approximately $25.1 million was recognized in interest expense, representing the shares of the Company's class A common stock issued in excess of such shares issuable pursuant to the original exchange ratio, measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective Early Exchange Agreements.
Investment-Level Secured Debt
These are investment level financing that are non-recourse to the Company and secured by underlying commercial real estate or loans receivable.

Digital Operating—In March 2021 and October 2021, DataBank raised $657.9 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds were used to repay borrowings on its credit facility and to finance future acquisitions.
In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended fixed rate of 2.17% per annum. Proceeds were applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
Other—In the third quarter of 2021, the Company entered into a credit facility to fund the acquisition of loans that are warehoused for a future securitization vehicle. At December 31, 2021, $83.5 million was available to be drawn from the facility.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2021, excluding debt classified as held for disposition (Note 11). Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, otherwise based upon initial maturity dates or extended maturity dates if extension criteria are met at December 31, 2021 for extensions that are at the Company's option.

	Year Ending December 31,
(In thousands)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Secured fund fee revenue notes	$—	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	—	200,000	—	138,739	—	—	338,739
Investment-level secured debt
Digital Operating	6,230	228,793	616,503	1,146,267	1,619,690	600,000	4,217,483
Other	—	66,500	—	—	—	—	66,500
Total	$6,230	$495,293	$616,503	$1,285,006	$1,919,690	$600,000	$4,922,722

9. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2018	57,464	483,347	734
Redemption of preferred stock	(16,114)	—	—
Shares issued upon redemption of OP Units	—	188	—
Repurchase of common stock	—	(652)	—
Equity-based compensation, net of forfeitures	—	4,850	—
Shares canceled for tax withholding on vested stock awards	—	(689)	—
Shares outstanding at December 31, 2019	41,350	487,044	734
Shares issued upon redemption of OP Units	—	2,184	—
Repurchase of common stock, net (1)	—	(12,733)	—
Equity awards issued, net of forfeitures	—	9,680	—
Shares canceled for tax withholding on vested equity awards	—	(2,769)	—
Shares outstanding at December 31, 2020	41,350	483,406	734
Redemption of preferred stock	(6,010)	—	—
Exchange of notes for class A common stock	—	73,365	—
Shares issued upon redemption of OP Units	—	2,005	—
Conversion of class B to class A common stock	—	68	(68)
Shares issued pursuant to settlement liability (1)	—	5,954	—
Equity awards issued, net of forfeitures	—	6,575	—
Shares canceled for tax withholding on vested equity awards	—	(2,796)	—
Shares outstanding at December 31, 2021	35,340	568,577	666
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
The table below summarizes the preferred stock issued and outstanding at December 31, 2021:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	8,940	$89	$223,500	Currently redeemable
Series I	7.15%	June 2017	13,800	138	345,000	June 5, 2022
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			35,340	$353	$883,500
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
Redemption of Preferred Stock
The Company redeemed all of its outstanding 7.5% Series G preferred stock in August 2021 for $86.8 million using proceeds from its securitized financing facility and 2,560,000 shares of its 7.125% Series H preferred stock in November 2021 for approximately $64.4 million.
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
Common Stock Repurchases
During the first quarter of 2020 and for the year ended December 31, 2019, the Company repurchased its class A common stock totaling 12,733,204 shares at a cost of $24.6 million and 652,311 shares at a cost of $3.2 million, respectively, or a weighted average price of $1.93 and $4.84 per share, respectively, pursuant to a $300 million share repurchase program that expired in May 2020.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. There were no shares of class A common stock acquired under the DRIP Plan in the form of new issuances in the last three years.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$3,629	$(3,175)	$(91)	$6,618	$7,018	$13,999
Other comprehensive income (loss) before reclassifications	9,206	(4,358)	(2,563)	(5,398)	24,945	21,832
Amounts reclassified from AOCI	(3,554)	15,356	2,428	(1,081)	(1,312)	11,837
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	8,437	1,844	(7)	52,468	16,008	78,750
Amounts reclassified from AOCI	—	(3,595)	—	225	(925)	(4,295)
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(12,386)	(211)	—	(35,001)	1,731	(45,867)
Amounts reclassified from AOCI	(2,998)	—	233	10,153	(39,779)	(32,391)
Deconsolidation of investment entities	—	—	—	(1,482)	—	$(1,482)
AOCI at December 31, 2021	$2,334	$5,861	$—	$26,502	$7,686	$42,383
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2018	$(390)	$(600)	$9,644	$8,654
Other comprehensive income (loss) before reclassifications	(5,943)	(16,848)	(1,291)	(24,082)
Amounts reclassified from AOCI	5,328	(465)	2,306	7,169
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(25)	101,853	5,313	107,141
Amounts reclassified from AOCI	—	(95)	(873)	(968)
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(65,127)	—	(65,127)
Amounts reclassified from AOCI	1,030	(1,364)	(15,099)	(15,433)
Deconsolidation of investment entities	—	(6,297)	—	(6,297)
AOCI at December 31, 2021	$—	$11,057	$—	$11,057
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

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2021	2020	2019
Relief of basis of AFS debt securities	$—	$3,595	$—	Other gain (loss), net
Other-than-temporary impairment of AFS debt securities (prior to 2020)	—	—	(15,356)	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	(10,153)	(225)	1,081	Other gain (loss), net
Unrealized gain on dedesignated net investment hedges	—	552	(340)	Other gain (loss), net
Realized gain on net investment hedges	39,779	373	1,652	Other gain (loss), net
Realized loss on cash flow hedges	(233)	—	—	Other gain (loss), net
Deconsolidation of investment entities	1,482	—	—	Other gain (loss), net
Release of equity in AOCI of equity method investments	2,998	—	3,554	Equity method earnings (losses)

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Redeemable noncontrolling interests
Beginning balance	$305,278	$6,107	$9,385
Contributions	42,514	307,414	—
Distributions and redemptions	(23,246)	(8,859)	(5,837)
Net income	34,677	616	2,559
Ending balance	$359,223	$305,278	$6,107
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
Pursuant to this strategic partnership, Wafra has assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DBP I, and has a $125.0 million commitment to DBP II that has been partially funded to-date. Wafra has also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM Business, subject to certain caps.
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
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the Digital IM Business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in the Digital IM Business in April 2021 based upon the Digital IM Business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization (as defined for the purpose of this computation) of $72.0 million as of December 31, 2020. The Compensation Committee of the Board of Directors has approved an allocation of 50% of the contingent consideration received from Wafra as additional bonus compensation to management, to be paid on behalf of certain employees to fund a portion of their share of capital contributions to the DBP funds as capital calls are made for these funds. Compensation expense is recognized over time based upon an estimated timeline for deployment of capital by the funds, which will correspond to the timing of capital calls to be funded by the Company on behalf of management.
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
Wafra has customary minority rights and certain other structural protections designed to protect its interests, including redemption rights with respect to its investment in the Digital IM Business and its funded commitments in certain digital funds. Wafra's redemption rights will be triggered upon the occurrence of certain events, including key person or cause events under the governing documents of certain digital funds.
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
Issuance of OP Units—The Company issued OP Units totaling 21,478,515 in July 2019 and 612,072 in December
2019 as part of the consideration for the acquisitions of DBH, valued at $111.9 million, and DataBank, valued at $3.0 million, based upon the closing price of the Company's class A common stock on July 24, 2019 and December 20, 2019, respectively (Note 3). There were no OP Units issued in 2021 and 2020.
Redemption of OP Units—The Company redeemed OP Units totaling 2,005,367 in 2021, 2,184,395 in 2020 and 187,995 in 2019 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.
11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). These assets and liabilities are composed of: (i) those held by NRF Holdco, predominantly related to Wellness Infrastructure assets and obligations, which were subsequently disposed in February 2022; (ii) prior to disposition in December 2021, OED investments and intangible assets of the Other IM business, both of which previously resided in the Other segment; and (iii) prior to disposition in March 2021, the Company's hotel business, with the remaining hotel portfolio that was in receivership sold by the lender in September 2021.

(In thousands)	December 31, 2021	December 31, 2020
Assets
Restricted cash	$65,022	$191,692
Real estate, net	3,079,416	8,179,025
Loans receivable	55,878	1,258,539
Equity and debt investments	250,246	944,483
Goodwill, deferred leasing costs and other intangible assets, net	118,300	275,954
Other assets	100,720	327,309
Due from affiliates	7,033	60,317
Total assets held for disposition	$3,676,615	$11,237,319

Liabilities
Debt, net (1)	$2,869,360	$7,352,828
Lease intangibles and other liabilities	219,339	533,688
Total liabilities related to assets held for disposition	$3,088,699	$7,886,516
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
Nonrecurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
The Company initially measures assets classified as held for disposition at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group. The historical operating results of the Wellness Infrastructure, OED, Other IM and hotel businesses included in discontinued operations also include impairment charges recorded on individual assets prior to their classification as held for disposition, as determined when events or circumstances indicated that their carrying values may not be recoverable.

Real Estate—Real estate classified as held for disposition and discontinued operations that have been written down and carried at fair value totaled $3.01 billion at December 31, 2021 and $4.71 billion at December 31, 2020, generally representing Level 3 fair value. Impairment of real estate and related intangibles held for disposition was $313.4 million, $1.96 billion and $347.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, reflected in discontinued operations (Note 12).
Properties written down to estimated fair value at the time they were classified as held for disposition were valued using either sales price, broker opinions of value, or third-party appraisals, and in certain cases, adjusted as deemed appropriate by management to account for inherent risk associated with specific properties, and also incorporating estimated closing adjustments. The impairment assessment in 2020 also factored in the economic effects of COVID-19 on real estate values. Fair value was generally reduced for estimated disposal costs, ranging from approximately 1% to 3% of the respective fair value.
For properties that were impaired in 2020 and 2019 prior to being retrospectively classified as held for disposition and discontinued operations in 2021, impairment was attributed primarily to shortened hold period assumptions, particularly in the hotel and wellness infrastructure portfolios. This was driven by the Company's accelerated digital transformation in the second quarter of 2020, the risk that the Company was unable to obtain accommodation from lenders on non-recourse mortgage debt that was then in default or at risk of default, and/or to a lesser extent, decline in property operating results, in part from the economic effects of COVID-19. Fair value of these properties was estimated based upon: (i) third party appraisals, (ii) broker opinions of value with discounts applied based upon management judgment, (iii) income capitalization approach, using net operating income for each property and applying capitalization rates between 7.0% and 12.0%; or (iv) discounted cash flow analyses with terminal values determined using terminal capitalization rates between 5.75% and 11.25%, and discount rates between 6.5% and 9.5%. The Company considered the risk characteristics of the properties and adjusted the capitalization rates and/or discount rates as applicable.
Goodwill—Upon termination of the BRSP management contract on April 30, 2021, the Other IM goodwill balance of $81.6 million was fully written off as the remaining value of the Other IM reporting unit represented principally the BRSP management contract. The receipt of a one-time termination payment of $102.3 million consequently resulted in a net gain of $20.7 million, recognized within other gain (loss) in discontinued operations (Note 12).
The Company had previously recognized impairment loss on its Other IM goodwill in 2020 of $79.0 million and $515.0 million in the first and second quarters, respectively, and in 2019 of $387.0 million and $401.0 million in the third and fourth quarters, respectively.
In 2020, in light of the economic effects of COVID-19 and the Company's acceleration of its digital transformation in the second quarter of 2020, both of which represented indicators of impairment, the Company's quantitative tests indicated that the carrying value of the Other IM reporting unit, including goodwill, was in excess of its estimated fair value at March 31, 2020 and at June 30, 2020. The remaining fair value of the Other IM reporting unit was determined to be principally in the BRSP management contract, as no value was ascribed to (a) the future capital raising potential of the non-digital credit and opportunity fund management business as it is no longer part of the Company's long-term strategy; and (b) the hypothetical contract of internally managing the Company's non-digital balance sheet assets following significant decreases in asset values in 2020.
In 2019, impairment loss on the Other IM goodwill reflected: (a) loss of future fee income from sale of the Company's industrial business, and reduction in BRSP's fee base to reflect its reduced book value in the third quarter of 2019; and (b) beginning of the Company's transition to a digital focused investment management business in the fourth quarter of 2019.
Investment Management Intangible Assets—In the first quarter of 2021, the remaining investor relationship intangible asset in Other IM was impaired by $4.0 million (Note 12) to a fair value of $5.5 million based upon estimated recoverable value in a monetization of the Other IM business. In 2020 and 2019, management contracts were impaired by $4.3 million and $8.6 million, respectively, to aggregate fair values of $8.4 million and $16.9 million, respectively, at the time of impairment. Fair value was based upon revised future net cash flows over the remaining life of the contracts, generally discounted at 10%. Additionally, in the fourth quarter of 2019, an investor relationship intangible asset of $1.3 million was deemed to have no future value and was written off as the Company began to transition to a digital investment management strategy. All fair values were classified as Level 3.
Equity Method Investments—Impairment on equity method investments classified as held for disposition and discontinued operations was $224.5 million, $237.5 million and $30.0 million in the years ended December 31, 2021, 2020 and 2019, respectively, reflected within equity method losses in discontinued operations (Note 12). Equity method investments that were impaired and written down to fair value in 2021 and 2020 totaled $19.7 million and $701.8 million, respectively, at the time of impairment, representing Level 3 fair value. Impairment was recorded based upon recoverable values for investments resolved or sold in 2019 and in 2021, including ADC loans accounted for as equity method investments. Significant impairments were also recorded on these ADC loans in 2020, driven by then reduced cash flow streams expected from these investments, primarily taking into consideration a combination of lower land values, delayed leasing, and/or offer prices in the market, generally discounted at rates between 10% to 20%.
Recurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
Equity Investments Carried at Net Asset Value—These are equity investments held for disposition that were valued based upon NAV, specifically interests in a Company-sponsored non-traded REIT and a private fund totaling $31.2 million at December 31, 2021, and additionally, including interest in a third party real estate private fund that has since been disposed, totaling $36.2 million at December 31, 2020.
Equity Method Investments under Fair Value Option—Equity method investments under fair value option were classified as Level 3. Fair value totaling $79.3 million was measured based upon indicative sales price at December 31, 2021. At December 31, 2020, fair value totaling $153.3 million was determined using primarily appraised value of real estate assets of the investee, or the initial investment value was deemed to approximate fair value for an investee engaged in real estate development during the development stage.
Loans Receivable under Fair Value Option—Fair value of all loans held for disposition were classified as Level 3. At December 31, 2021, the fair value of loans held for disposition of $55.9 million represent a component of the overall sales price for the pending disposition of NRF Holdco. At December 31, 2020, loans held for disposition totaling $1.26 billion were measured either at their selling price where applicable, by comparing the current yield to the estimated yield of newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment, or based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing of the borrower or sponsor as well as operating results and/or value of the underlying collateral, applying discount rates between 6.9% and 25.7%.
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Following the disposition of a majority of the OED investments in December 2021, there were no such loans at December 31, 2021. At December 31, 2020, these loans, which included distressed loan portfolios that were previously acquired by the Company at a discount, had a total fair value of $873.2 million and unpaid principal balance of $2.2 billion.
Debt Securities—The Company's investment in debt securities is composed of AFS N-Star CDO bonds, which are subordinate bonds retained by NRF Holdco from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF Holdco that it subsequently repurchased at a discount. These CDOs are collateralized primarily by commercial real estate debt and securities.
The balance of N-Star CDO bonds, classified as Level 3 fair value, is summarized as follows.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2021	$55,041	$(24,882)	$6,372	$—	$36,531
December 31, 2020	46,561	(24,688)	6,703	—	28,576
At December 31, 2021, the fair value of N-Star CDO bonds represent a component of the overall sales price for the disposition of NRF Holdco. At December 31, 2020, the N-Star CDO bonds were valued based upon discounted cash flow projections of principal and interest expected to be collected, taking into consideration the Company's knowledge of the underlying collateral and recent trades, if any, within the securitizations, and applying discount rates between 18.3% and 57.8%.
The Company recognized provision for credit loss of $0.2 million in 2021 and $24.7 million in 2020. Credit losses were determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security.

Level 3 Recurring Fair Values
The following table presents changes in recurring Level 3 fair value assets held for disposition. Realized and unrealized gains (losses) are included in AOCI for AFS debt securities, other gain (loss) for loans receivable and equity method losses for equity method investments, all of which were presented in discontinued operations (Note 12).

		Fair Value Option
(In thousands)	AFS Debt Securities Held for Disposition	Loans Held for Disposition	Equity Method Investments Held for Disposition
Fair value at December 31, 2019	$54,859	$—	$197,875
Election of fair value option on January 1, 2020	—	1,556,131	—
Reclassification of accrued interest on January 1, 2020	—	13,504	—
Purchases, drawdowns, contributions and accretion	4,043	159,019	6,539
Paydowns, distributions and sales	(5,784)	(274,100)	(967)
Change in accrued interest and capitalization of paid-in-kind interest	—	32,630	—
Allowance for credit losses	(24,688)	—	—
Realized and unrealized losses in earnings, net	—	(299,405)	(62,413)
Other comprehensive income (loss) (1)	146	70,760	12,225
Fair value at December 31, 2020	$28,576	$1,258,539	$153,259

Net unrealized gains (losses) on instruments held at December 31, 2020
In earnings	$—	$(282,801)	$(62,413)
In other comprehensive loss	$146	N/A	N/A

Fair value at December 31, 2020	$28,576	$1,258,539	$153,259
Purchases, drawdowns, contributions and accretion	10,049	19,070	8
Paydowns, distributions and sales	(1,569)	(440,646)	(12,594)
Change in accrued interest and capitalization of paid-in-kind interest	—	5,801	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	(92,701)	(29,961)
Deconsolidation of investment entities (Note 22)	—	(647,218)	(27,402)
Other	—	(7,088)	—
Other comprehensive loss (1)	(331)	(39,879)	(4,001)
Fair value at December 31, 2021	$36,531	$55,878	$79,309

Net unrealized gains (losses) on instruments held at December 31, 2021
In earnings	$—	$—	$(28,216)
In other comprehensive loss	$(331)	N/A	N/A
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
•Other—operations of substantially all of the OED investments and Other IM business that were previously in the Other segment prior to sale of the Company's equity interests and subsequent deconsolidation of these subsidiaries in December 2021. This is composed of various non-digital real estate, real estate-related equity and debt investments, general partner interests and management rights with respect to these assets, and underlying compensation and administrative costs for managing these assets. Also included in discontinued operations are the economics related to the management of BRSP prior to termination of its management contract in April 2021.

•Hotel—operations of the Company's Hospitality segment and the THL Hotel Portfolio that was previously in the Other segment. In March 2021, the Company sold 100% of the equity in its hotel subsidiaries holding five of the six portfolios in the Hospitality segment, and the Company's 55.6% interest in the THL Hotel Portfolio which was deconsolidated upon sale. The remaining hotel portfolio that was in receivership was sold by the lender in September 2021.
•Industrial—operations of the bulk industrial portfolio prior to the sale of the Company's 50% interest and deconsolidation in December 2020.
Income (loss) from discontinued operations is presented below.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
Property operating income	$737,282	$1,217,236	$2,196,799
Interest income	19,143	73,345	164,445
Fee income	58,197	94,399	202,038
Other income	29,037	29,450	65,276
Revenues from discontinued operations	843,659	1,414,430	2,628,558
Expenses
Property operating expense	462,896	799,850	1,182,150
Interest expense	256,567	353,577	586,181
Transaction-related costs and investment expense	38,820	70,993	67,394
Depreciation and amortization	96,860	337,262	578,011
Provision for loan losses	—	—	35,880
Impairment loss	317,405	2,556,051	1,145,794
Compensation and administrative expense	109,620	100,011	243,970
Expenses from discontinued operations	1,282,168	4,217,744	3,839,380
Other income (loss)
Gain on sale of real estate	49,429	41,922	1,520,808
Other gain (loss), net	72,617	(194,860)	(16,054)
Equity method earnings (losses)	(233,725)	(203,399)	129,709
Income (loss) from discontinued operations before income taxes	(550,188)	(3,159,651)	423,641
Income tax expense	(49,900)	(39,671)	(23,068)
Income (loss) from discontinued operations	(600,088)	(3,199,322)	400,573
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(337,685)	(712,771)	990,985
Noncontrolling interests in Operating Company	(24,945)	(246,540)	(49,748)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(237,458)	$(2,240,011)	$(540,664)
13. Fair Value
Recurring Fair Values
Financial assets and financial liabilities carried at fair value on a recurring basis include financial instruments for which the fair value option was elected, but exclude financial assets under the NAV practical expedient. Fair value is categorized into a three tier hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques.
Marketable Equity Securities
Marketable equity securities of $201.9 million at December 31, 2021 and $218.5 million at December 31, 2020 (Note 5) consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company, and prior to January 2021, equity investment in a third party mutual fund. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.

Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain foreign-denominated investments or investments in foreign subsidiaries (in GBP and EUR), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed to LIBOR and GBP LIBOR and additionally, EURIBOR prior to December 31, 2021). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively.
Fair values were $0.9 million at December 31, 2021 and $0.1 million at December 31, 2020 for derivative assets, included in other assets, and $103.8 million at December 31, 2020 for derivative liabilities, included in other liabilities. The Company did not have any derivatives in a liability position at December 31, 2021. All derivative positions were non-designated economic hedges except for an immaterial derivative asset at December 31, 2020. Derivative notional amounts at December 31, 2021 and 2020 aggregated to the equivalent of $182.3 million and $350.5 million, respectively, for foreign exchange contracts, and the equivalent of $2.0 billion and $4.6 billion, respectively, for interest rate contracts. The derivative instruments are subject to master netting arrangements with counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. Notwithstanding the conditions for right of offset may have been met, the Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Foreign currency contracts:
Designated contracts
Realized gain transferred from AOCI to earnings	$58,727	$414	$1,790
Unrealized gain (loss) transferred from AOCI to earnings (1)	—	1,485	(2,693)
Non-designated contracts
Unrealized gain (loss) in earnings	889	(2,727)	—
Interest rate contracts:
Designated contracts
Interest expense (2)	20	24	—
Realized gain (loss) transferred from AOCI to earnings	(1,328)	—	8,019
Non-designated contracts
Realized and unrealized loss in earnings (3)	(213)	(209)	(242,898)
__________
(1)    The portion of derivative notional that is in excess of the beginning balance of the foreign denominated net investment is dedesignated upon a reassessment of the effectiveness of net investment hedges at period end.
(2)    Represents amortization of the cost of designated interest rate caps to interest expense based upon expected hedged interest payments on variable rate debt.
(3)    Includes unrealized loss of $239.3 million in 2019 on a $2.0 billion notional forward starting swap that was settled at the end of 2019.
Additionally, prior to January 2021, the Company had entered into a series of forward contracts on its shares in a third party real estate mutual fund in an aggregate notional amount of $119.0 million and a series of swap contracts with the same counterparty to pay the return of the Dow Jones U.S. Select REIT Total Return Index. The forward and swap contracts were settled upon expiration in January 2021 through delivery of all of the Company's shares in the mutual fund, realizing an immaterial net loss upon settlement. The forwards and swaps were not designated accounting hedges. At December 31, 2020, the forwards and swaps were in a liability position of $102.7 million and $0.1 million, respectively. During the year ended December 31, 2020, the forwards and swaps had realized and unrealized fair value gains totaling $15.4 million which were partially offset by a decrease in NAV of $14.3 million in the Company's investment in the mutual fund, both of which were recorded in other income on the consolidated statement of operations.
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
Fair Value Option
The following discussion excludes loans receivable and equity method investments held for disposition which are addressed in Note 11.
Loans Receivable
Loans receivable held for investment are carried at fair value under the fair value option, consisting of corporate loans to borrowers in the digital infrastructure and telecommunications sector, and are predominantly warehoused for a future digital credit investment vehicle and a securitization vehicle. At December 31, 2021, fair value of loans held for investment totaled $173.9 million, with $91.0 million classified as Level 2 and $82.9 million classified as Level 3. At December 31, 2020, fair value of loans held for investment totaling $36.8 million were all classified as Level 3. Fair value of Level 2 loans held for investment were obtained from a reputable pricing service and were based upon quotations from dealers who act as market makers for these loans. Fair value of Level 3 loans held for investment were determined based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing and operating results of the borrower, and applying discount rates ranging between 8.9% to 10.0% at December 31, 2021 and 7.2% to 8.9% at December 31, 2020. There were no loans that were 90 days or more past due as to principal or interest and/or placed on nonaccrual at December 31, 2021 and 2020.
Equity Method Investments
At December 31, 2021, there were no equity method investments under the fair value option other than investments held for disposition (Note 11). At December 31, 2020, the Company had one equity method investment of $28.5 million under the fair value option. Beginning May 2021, the Company's equity interest in the investee is accounted for as a marketable equity security following the merger of the investee into a special purpose acquisition company.

The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss) for loans receivable and equity method earnings (losses) for equity method investments.

	Fair Value Option
(In thousands)	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2019	$—	$25,000
Purchases, originations, drawdowns and contributions	36,395	—
Change in accrued interest and capitalization of paid-in-kind interest	403	—
Realized and unrealized gain in earnings, net	—	3,540
Fair value at December 31, 2020	$36,798	$28,540

Net unrealized losses in earnings on instruments held at December 31, 2020	$—	$3,540

Fair value at December 31, 2020	$36,798	$28,540
Purchases, originations, drawdowns and contributions	61,026	—
Paydowns, distributions and sales	(16,470)	(9,174)
Change in accrued interest and capitalization of paid-in-kind interest	1,761	—
Change in accounting treatment for equity interest	—	(27,626)
Realized and unrealized gain in earnings, net	(185)	8,260
Fair value at December 31, 2021	$82,930	$—

Net unrealized losses in earnings on instruments held at December 31, 2021	$(1,114)	$—
Investment Carried at Fair Value Using Net Asset Value
The Company has an investment in a non-traded healthcare REIT of $44.6 million at December 31, 2021. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/ manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
At December 31, 2020, there were no equity investments valued using NAV, other than investments held for disposition (Note 11).
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
Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$291,394	$291,394	$291,394
Convertible and exchangeable senior notes	716,970	—	—	716,970	334,264
Investment-level secured debt	—	3,598,655	655,270	4,253,925	4,234,744
December 31, 2020
Liabilities
Debt at amortized cost
Convertible and exchangeable senior notes	$898,231	$—	$—	$898,231	$520,522
Investment-level secured debt	—	—	3,407,175	3,407,175	3,410,467
Debt—Senior notes were valued using the last trade price in active markets. Fair value of investment-level debt were estimated by either discounting expected future cash outlays at interest rates available to the respective borrower subsidiaries for similar instruments or for securitized debt, based upon indicative bond prices quoted by brokers in the secondary market. Fair value of the secured fund fee revenue notes approximated its carrying value at December 31, 2021.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature and credit risk, if any, is negligible.
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
Company-Sponsored Private Funds
The Company sponsors private funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and carried interest. These private funds are established as limited partnerships or equivalent structures. Limited partners of the private funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights, which represent voting rights in a limited partnership, results in the private funds being considered VIEs. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and general partner and limited partner equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements.

Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $53.1 million at December 31, 2021 and $46.5 million at December 31, 2020. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At December 31, 2021 and 2020, the consolidated private funds had total assets of $230.6 million and $172.2 million, respectively, and total liabilities of $63.0 million and $41.8 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $382.7 million at December 31, 2021 and $173.0 million at December 31, 2020, included in equity investments, and $45.4 million at December 31, 2021 and $41.4 million at December 31, 2020, included within assets held for disposition.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CDOs in which the Company has an interest but does not retain the collateral management function. NRF Holdco had previously delegated the collateral management rights for certain of its sponsored N-Star CDOs and third party-sponsored CDOs to a third party collateral manager or collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company determined that the fees paid to the third party collateral manager or collateral manager delegate represent a variable interest in the CDOs and that the third party is acting as a principal. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of these CDOs, which include but are not limited to, the ability to sell distressed collateral, and therefore the Company is not the primary beneficiary of such CDOs and does not consolidate these CDOs. The Company’s exposure to loss is limited to its investment in these unconsolidated CDOs, comprising CDO bonds, which aggregate to $30.2 million at December 31, 2021 and $21.9 million at December 31, 2020, presented as debt securities within assets held for disposition (Note 11). The Company's investment in the N-Star CDOs was subsequently disposed in February 2022.
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

The Company owns all of the common stock of the Trusts but does not consolidate the Trusts as the holders of the preferred securities issued by the Trusts are the primary beneficiaries of the Trusts. The Company accounts for its interest in the Trusts under the equity method and its maximum exposure to loss is limited to its investment carrying value of $3.7 million at December 31, 2021 and 2020. The Trusts were recorded as equity investments and the junior subordinated notes as debt, both classified as held for disposition (Note 11), and were subsequently disposed in February 2022.
15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net loss allocated to common stockholders
Loss from continuing operations	$(216,823)	$(591,088)	$(549,488)
Loss from continuing operations attributable to noncontrolling interests	144,184	155,340	41,345
Loss from continuing operations attributable to DigitalBridge Group, Inc.	(72,639)	(435,748)	(508,143)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	(237,458)	(2,240,011)	(540,664)
Preferred stock redemption	(4,992)	—	5,150
Preferred dividends	(70,627)	(75,023)	(108,550)
Net loss attributable to common stockholders	(385,716)	(2,750,782)	(1,152,207)
Net income allocated to participating securities	—	(1,250)	(3,491)
Net loss allocated to common stockholders—basic	(385,716)	(2,752,032)	(1,155,698)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—
Net loss allocated to common stockholders—diluted	$(385,716)	$(2,752,032)	$(1,155,698)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	491,456	473,558	479,588
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—
Weighted average number of common shares outstanding—diluted	491,456	473,558	479,588
Loss per share—basic
Loss from continuing operations	$(0.30)	$(1.08)	$(1.28)
Loss from discontinued operations	(0.48)	(4.73)	(1.13)
Net loss attributable to common stockholders per common share—basic	$(0.78)	$(5.81)	$(2.41)
Loss per share—diluted
Loss from continuing operations	$(0.30)	$(1.08)	$(1.28)
Loss from discontinued operations	(0.48)	(4.73)	(1.13)
Net loss attributable to common stockholders per common share—diluted	$(0.78)	$(5.81)	$(2.41)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the years ended December 31, 2021, 2020 and 2019, the effect of adding back $54.7 million, $29.9 million and $28.2 million of interest expense, respectively, and 135,396,500, 87,478,400 and 38,112,100 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 10,850,800, 5,776,800 and 990,700 for the years ended December 31, 2021, 2020 and 2019, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 10,637,600 and 862,200 for the years ended December 31, 2021 and 2020, respectively. There were no warrants outstanding in 2019.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At December 31, 2021, 2020 and 2019, 50,455,100, 51,076,700 and 53,261,100 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

16. Fee Income
The Company's digital investment management platform manages capital on behalf of a diverse, global investor base, including but not limited to, sovereign wealth funds, public and private pensions, asset managers, insurance companies, and endowments, for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12):

	Year Ended December 31,
(In thousands)	2021	2020	2019
Management fees	$168,618	$78,421	$31,757
Incentive fees	7,174	35	—
Other fees	5,034	4,899	1,766
Total fee income—affiliates	$180,826	$83,355	$33,523
Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts. Management fees are calculated generally at annual rates ranging from 0.3% to 1.5% of investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital; or net asset value for vehicles in the liquid securities strategy.
Incentive Fees—The Company is entitled to incentive fees from funds and managed accounts in its liquid securities strategy. Incentive fees are determined based upon the performance of the respective funds or accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company is allocable to senior management, investment professionals, and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
17. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2021, an aggregate 73.8 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Compensation expense (including $1,194, $568 and $345 related to dividend equivalent rights)	$38,268	$22,892	$16,456
Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2020	10,728,712	11,845,018	324,877	9,589,564	9,935,891	42,424,062	$2.78	$2.10
Granted	5,000,514	—	152,395	—	2,611,989	7,764,898	8.18	6.79
Vested	(7,371,722)	(1,383,762)	(350,087)	—	(1,175,333)	(10,280,904)	5.09	3.43
Forfeited	(167,241)	—	(25,437)	—	(885,151)	(1,077,829)	4.92	3.72
Unvested shares and units at December 31, 2021	8,190,263	10,461,256	101,748	9,589,564	10,487,396	38,830,227	3.69	2.51
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $68.3 million, $17.9 million and $14.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $60.9 million, which is expected to be recognized over a weighted average period of 2.1 years.
Awards Granted by Managed Companies
Prior to the termination of the Company’s management agreements with BRSP on April 30, 2021 and with the Company's sponsored non-traded REIT, NorthStar Realty Europe ("NRE"), concurrent with the sale of NRE in September 2019, BRSP and NRE granted equity awards to the Company and certain of the Company's employees ("managed company awards") that typically vest over a three-year period, subject to service and/or market conditions. Generally, the Company granted the managed company awards that it received in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants were made at the discretion of the Company, and the Company may consult with the board of directors or compensation committee of BRSP or NRE as to final allocation of awards to its employees.
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
The BRSP and NRE equity awards granted by the Company to its employees fully vested and accelerated upon termination of the respective management contracts in April 2021 and September 2019, respectively. Equity-based compensation expense related to managed company awards was $5.3 million, $2.1 million and $32.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, with corresponding amounts recognized in other income, all of which are reflected in discontinued operations (Note 12).
18. Transactions with Affiliates
Affiliates include (i) private funds and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for disposition (Note 11):

(In thousands)	December 31, 2021	December 31, 2020
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$41,859	$17,141
Cost reimbursements and recoverable expenses	7,317	5,545
Employees and other affiliates	54	541
	$49,230	$23,227
Due to Affiliates (Note 7)
Employees and other affiliates	$—	$601
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16, except for amounts included within discontinued operations (Note 12) and assets held for disposition (Note 11).
Cost Reimbursements—The Company receives reimbursements related largely to costs incurred in performing investment due diligence for funds and other investment vehicles managed by the Company.
Such cost reimbursements, included in other income, totaled $10.2 million, $8.8 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Separately, reimbursements of direct and indirect operating costs for managing the operations of NorthStar Healthcare, BRSP prior to April 30, 2021 and NRE prior to September 2019 are reflected in other income within discontinued operations (Note 12) and related receivables are reflected as amounts due from affiliates within assets held for disposition (Note 11).
Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of investment vehicles sponsored by the Company, for which the Company recovers from these investment vehicles up to specified thresholds, as applicable.
NorthStar Healthcare Credit Facility—The Company provided NorthStar Healthcare with an unsecured revolving credit facility at market terms with a maximum principal amount of $35.0 million, maturing June 2023, with a six-month extension option. Advances under the credit facility accrue interest at LIBOR plus 3.5%, with no commitment fee for the unused portion. The credit facility was fully drawn in April 2020, reflected within amounts due from affiliates included in assets held for disposition at December 31, 2020 (Note 11), and was fully repaid in July 2021.
Digital Real Estate Acquisitions—In connection with acquisition of Vantage SDC in July 2020 (Note 3), the Company entered into a series of agreements with Marc Ganzi and Ben Jenkins and their respective affiliates, pursuant to which Messrs. Ganzi and Jenkins invested $8.7 million and $2.1 million, respectively, in Vantage SDC alongside the Company and the co-investors on the same economic terms. Such amounts invested represented 40% of carried interest payments received by each of Messrs. Ganzi and Jenkins in connection with the Vantage SDC acquisition as a result of their respective personal investments in Vantage made prior to the Company’s acquisition of DBH. Payments to be made by the Company and its co-investors to the previous owners of Vantage SDC for future build-out of expansion capacity within the portfolio, including lease-up of the expanded capacity and existing inventory, will trigger additional carried interest payments to Messrs. Ganzi and Jenkins.
In connection with the acquisition of third party interests in DataBank in December 2019 (Note 3), Messrs. Ganzi and Jenkins entered into voting agreements with the Company, which provided the Company with majority voting power over DataBank's board of directors. Additionally, in exchange for incentive units owned by Messrs. Ganzi and Jenkins allocable to the DataBank stake acquired by the Company, the Company issued OP Units with a value of $3 million, which are subject to a multi-year lockup. The value represents consideration paid to Messrs. Ganzi and Jenkins by the Company for such incentive units in connection with its investment in DataBank, which was in addition to the cash consideration paid to third parties by the Company for its acquired interests in DataBank. The net effect is that the Company will not be subject to future carried interest payments to Messrs. Ganzi and Jenkins with respect to the interests in DataBank acquired by the Company in December 2019.
Separately, DataBank acquired all of zColo's colocation business in December 2020 and February 2021 from Zayo, which is a portfolio company of DBP I and other co-invest vehicles sponsored and managed by the Company.
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
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest allocation attributed to such investments by Messrs. Ganzi and Jenkins as general partner do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet of $20.8 million at December 31, 2021 and $3.2 million at December 31, 2020. Carried interest allocated during the period are recorded as net income attributable to noncontrolling interests in the income statement totaling $17.6 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. There was no carried interest that accrued on Company-sponsored digital investment vehicles in 2019.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At December 31, 2021 and 2020, such investments in consolidated investment vehicles and general partner entities totaled $19.5 million and $10.2 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $2.1 million, $0.8 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $3.0 million, $1.8 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Separately, prior to the sale of the Company's aircraft in January 2021, Thomas J. Barrack, Jr., the Company's former Executive Chairman, was provided use of the Company’s aircraft for personal travel. Pursuant to an agreement with a subsidiary of the Company, Mr. Barrack paid the Company for personal usage based upon the incremental cost to the Company, including direct and indirect variable costs, but in no case more than the maximum reimbursement permitted by the Federal Aviation Regulations under the agreement. Mr. Barrack reimbursed the Company $0.7 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.
Investment Venture—Pursuant to an investment agreement entered into between a subsidiary of the Company and Mr. Barrack effective April 1, 2021, the Company invested $26.0 million in Mr. Barrack's newly formed investment entity (the “Venture”), which entitles the Company to a portion of carried interest payable to Mr. Barrack from the Venture. Following subsequent events which significantly reduced the likelihood that fundraising by the Venture will sufficiently support its value, the Company determined that its investment would likely not be recoverable and wrote off its investment as of June 30, 2021.
Advancement of Expenses—Effective April 1, 2021, Mr. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Through December 31, 2021, the Company has expensed $5.6 million of such advances pursuant to the Advancement Agreement.
19. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and to a lesser extent, non-U.S. jurisdictions, primarily in Europe. The Company's current primary source of income subject to tax is its investment management business.
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense), excluding amounts related to discontinued operations (Note 12), are as follows.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$3,355	$(3,019)	$(1,860)
State and local	(20)	(104)	(727)
Foreign	(347)	(327)	(14)
Total current tax benefit (expense)	2,988	(3,450)	(2,601)
Deferred
Federal	94,659	41,603	11,048
State and local	2,491	8,910	2,168
Foreign	400	—	—
Total deferred tax benefit	97,550	50,513	13,216
Income tax benefit on continuing operations	$100,538	$47,063	$10,615
The Company has no income tax benefits recognized for uncertain tax positions.

Deferred Income Tax Asset and Liability
Deferred tax asset and deferred tax liability are presented within other assets, and accrued and other liabilities, respectively.
The components of deferred tax asset and deferred tax liability arising from temporary differences are as follows, excluding amounts in connection with assets held for disposition.

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating and capital loss carry forwards (1)	$21,552	$36,325
Equity-based compensation	11,486	12,909
Real estate, leases and related intangible liabilities	14,853	—
Deferred income	535	1,121
Deferred interest expense	1,799	11,503
Lease liability—corporate offices	19,295	25,069
Gross deferred tax asset	69,520	86,927
Valuation allowance	(12,766)	(1,852)
Deferred tax asset, net of valuation allowance	56,754	85,075
Deferred tax liability
Real estate, leases and related intangible assets	—	105,997
Investment in partnerships	22,399	518
Other intangible assets	5,528	17,727
ROU lease asset—corporate offices	14,274	26,344
Other	7,857	33
Gross deferred tax liability	50,058	150,619
Net deferred tax liability	$6,696	$(65,544)
__________
(1)     At December 31, 2021 and 2020, deferred tax asset was recognized on NOL of $89.8 million and $153.0 million, respectively, prior to establishment of valuation allowance. NOL attributable to U.S. federal and state generally begin to expire in 2031, except for NOL attributable to U.S federal losses incurred after December 31, 2017 which can generally be carried forward indefinitely.
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
Foreign Subsidiary Earnings—The Company has evaluated all unremitted earnings of its foreign subsidiaries, which may be repatriated at the Company’s election, and has not recorded any deferred tax liability as no taxes are expected to be due if and when these amounts are repatriated.
Valuation Allowance—Valuation allowance of $12.8 million at December 31, 2021 and $1.9 million at December 31, 2020 were established during the respective fiscal years, driven by uncertainties in future realization of tax benefit on NOL, primarily in the digital operating business.

Effective Income Tax
The Company's income tax benefit attributable to continuing operations varied from the amount computed by applying the statutory income tax rate to loss from continuing operations before income taxes. A reconciliation of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations is presented as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Loss from continuing operations before income taxes	$(317,361)	$(638,151)	$(560,103)
(Income) loss from continuing operations before income taxes attributable to pass-through subsidiaries	198,180	386,352	513,903
Loss from continuing operations before income taxes attributable to taxable subsidiaries	(119,181)	(251,799)	(46,200)
Federal tax benefit at statutory tax rate (at 21%)	25,028	52,878	9,702
State and local income taxes, net of federal income tax benefit	3,721	3,008	620
Foreign income tax differential	(86)	—	—
Equity-based compensation	1,814	(4,121)	—
Not subject to tax under REIT election by DataBank	79,547	—	—
Valuation allowance, net	(10,914)	(1,852)	—
Other	1,428	(2,850)	293
Income tax benefit on continuing operations	$100,538	$47,063	$10,615
Tax Examinations
The Company is no longer subject to new income tax examinations by tax authorities for years prior to 2018.
20. Segment Reporting
The Company conducts its business through two reportable segments as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its Digital Bridge Partners platform ("DBP," formerly Digital Colony Partners or DCP) and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are generally attributed 31.5% to Wafra, a significant investor in our Digital IM business effective July 2020.
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (20% DBRG ownership during 2021); and Vantage SDC, a stabilized hyperscale data center business (13% DBRG ownership). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) digital investment vehicles, the largest of which is in the DBP flagship funds, and seed investments in various strategies such as digital liquid and digital credit; and (ii) remaining non-digital investments, primarily in BRSP. Outside of its general partner interests, the Company's other equity interests in its sponsored and/or managed digital investment vehicles are considered to be incidental to its digital investment management business. The primary economics to the Company are represented by fee income and carried interest as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised. At this time, the remaining non-digital investments are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term. These other investment activities generate largely equity method earnings or losses and to a lesser extent, revenues in the form of interest income or dividend income from warehoused investments and consolidated investment vehicles. Effective the third quarter of 2021, these activities are no longer presented separately as the Digital Other and Other segments, which is consistent with and reflects management's focus on its core digital operations and overall simplification of the Company's business.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. Elimination adjustment pertains to fee income earned by the Digital IM segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating segment and in Corporate and Other. Such adjustments amounted to $6.6 million in 2021, $1.5 million in 2020 and were immaterial in 2019. Effective the second quarter of 2021, segment results are presented before elimination of intercompany fees. Fee income in Digital IM and fee expense in Digital Operating and in Corporate and Other were previously eliminated within the respective segments.
All changes in segment presentation are reflected for all prior periods presented.
Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including selected income and expense items, reconciled to the consolidated statement of operations.

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Year Ended December 31, 2021
Total revenues	$191,682	$763,199	$10,918	$965,799
Property operating expense	—	316,178	—	316,178
Interest expense	4,766	125,387	56,796	186,949
Depreciation and amortization	26,736	495,342	17,617	539,695
Equity method earnings, including carried interest	101,811	—	124,666	226,477
Income tax benefit (expense)	(9,822)	79,075	31,285	100,538

Income (loss) from continuing operations	90,915	(230,841)	(76,897)	(216,823)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	51,531	(36,664)	(87,506)	(72,639)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(237,458)
Net loss attributable to DigitalBridge Group, Inc.				$(310,097)

Year Ended December 31, 2020
Total revenues	$85,782	$313,283	$17,365	$416,430
Property operating expense	—	119,729	105	119,834
Interest expense	—	77,976	42,853	120,829
Depreciation and amortization	26,056	210,188	4,776	241,020
Impairment loss	3,832	—	21,247	25,079
Equity method earnings (losses), including carried interest	13,039	—	(273,618)	(260,579)
Income tax benefit (expense)	(60)	21,461	25,662	47,063

Income (loss) from continuing operations	11,155	(132,063)	(470,180)	(591,088)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	10,423	(20,903)	(425,268)	(435,748)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(2,240,011)
Net loss attributable to DigitalBridge Group, Inc.				$(2,675,759)

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Year Ended December 31, 2019
Total revenues	$34,368	$6,039	$20,626	$61,033
Property operating expense	—	2,197	—	2,197
Interest expense	3,230	1,272	36,689	41,191
Depreciation and amortization	10,406	1,803	6,042	18,251
Impairment loss	—	—	649	649
Equity method earnings (losses), including carried interest	7,112	—	(224,265)	(217,153)
Income tax benefit (expense)	(15,094)	(10)	25,719	10,615

Income (loss) from continuing operations	48,942	(691)	(597,739)	(549,488)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	44,808	(124)	(552,827)	(508,143)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(540,664)
Net loss attributable to DigitalBridge Group, Inc.				$(1,048,807)
Total assets and equity method investments of reportable segments are summarized as follows:

	December 31, 2021		December 31, 2020
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Investment Management	$655,152	$140,027	$490,632	$19,167
Digital Operating	7,608,451	—	6,926,634	—
Other	2,257,598	533,069	1,545,975	555,344
	10,521,201	673,096	8,963,241	574,511
Assets held for disposition related to discontinued operations	3,676,615	182,552	11,237,319	879,729
	$14,197,816	$855,648	$20,200,560	$1,454,240
Geography
Geographic information about the Company's total income from continuing operations and long-lived assets excluding assets held for disposition are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Total income by geography:
United States	$1,112,265	$382,920	$41,723
Europe	18,147	1,442	—
Other	51,679	17,126	—
Total (1)	$1,182,091	$401,488	$41,723

(In thousands)	December 31, 2021	December 31, 2020
Long-lived assets by geography:
United States	$4,986,538	$5,480,889
Europe	915,728	75,503
Other	633,618	624,680
Total (2)	$6,535,884	$6,181,072
__________
(1)    Total income includes the Company's share of earnings (loss) from its equity method investments (but excludes the Company's impairment of its equity method investments of $254.5 million in 2020 and $211.1 million in 2019, with no impairment recorded in 2021); and excludes cost reimbursement income from affiliates (Note 18) and income from discontinued operations (Note 12).
(2)    Long-lived assets comprise real estate held for investment, lease related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, non-lease related intangible assets and assets held for disposition.

21. Commitments and Contingencies
Leases
As lessee, the Company's leasing arrangements are composed of (i) leases on investment properties, consisting primarily of finance and operating leases on powered shell spaces for data centers, an air rights operating lease, lease on data center equipment, and operating ground leases; and (ii) operating leases for corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2021, excluding leases on investment properties held for disposition, was 11.4 years for finance leases on investment properties, 10.1 years for operating leases on investment properties and 5.7 years for operating leases on corporate offices.

The following table summarizes total lease cost for operating leases and finance leases, excluding leases on investment properties classified as discontinued operations. In 2019, there were no finance leases and operating lease cost on investment properties in the digital segment was immaterial.

	Year Ended December 31,
	2021		2020		2019
(In thousands)	Investment Properties	Corporate Offices	Investment Properties	Corporate Offices	Corporate Offices
Operating leases: (1)
Fixed lease expense	$63,356	$7,010	$18,456	$9,005	$7,948
Variable lease expense	14,897	1,829	5,612	1,986	1,314
Total operating lease cost	$78,253	$8,839	$24,068	$10,991	$9,262

Finance leases:
Interest expense	$8,936	NA	$414	NA	NA
Amortization of ROU lease asset	11,648	NA	475	NA	NA
Total finance lease cost	$20,584	NA	$889	NA	NA
__________
(1)     Total lease cost for operating leases is included in property operating expense for investment properties and administrative expense for corporate offices.
Lease Commitments
Finance and operating lease liabilities take into consideration renewal or termination options when such options are deemed reasonably certain to be exercised by the Company and exclude variable lease payments which are expensed as incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation, and/or (ii) nonlease services, such as common area maintenance and operating expenses, primarily for power, in data center leases.
The table below presents the Company's future lease commitments at December 31, 2021, determined using weighted average discount rates of 6.2% for finance leases on investment properties, 6.5% for operating leases on investment properties, excluding properties held for disposition, and 4.6% for operating leases on corporate offices:

(In thousands)	Finance Leases	Operating Leases
Year Ending December 31,	Investment Properties	Investment Properties	Corporate Offices
2022	$15,673	$51,122	$9,855
2023	15,942	51,144	9,109
2024	16,332	47,988	9,564
2025	16,735	37,335	8,296
2026	17,312	33,629	6,325
2027 and thereafter	119,555	248,915	8,998
Total lease payments	201,549	470,133	52,147
Present value discount	(58,772)	(170,421)	(9,349)
Finance / Operating lease liability	$142,777	$299,712	$42,798

Litigation
The Company may be involved in litigation in the ordinary course of business. As of December 31, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
22. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2021	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $1,567, $852 and $3,192	$444,365	$392,004	$523,533
Cash received (paid) for income tax, net	5,927	39,151	(12,595)
Operating lease payments	66,858	31,138	16,234
Finance lease payments	15,346	889	—
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	$175,782	$106,696	$628,583
Net cash provided by investing activities of discontinued operations	1,021,239	1,029,647	4,493,362
Net cash used in financing activities of discontinued operations	(658,831)	(940,441)	(3,406,575)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$15,759	$18,516	$83,301
Improvements in operating real estate in accrued and other liabilities	17,926	27,096	20,230
Receivable from loan repayments and asset sales	14,045	1,858	63,984
Operating lease right-of-use assets and lease liabilities established	31,032	262,169	139,157
Finance lease right-of-use assets and lease liabilities established	—	148,974	—
Redemption of OP Units for common stock	4,647	7,757	2,104
Preferred stock redemptions payable	—	—	402,855
Exchange of notes into shares of Class A common stock	161,261	—	—
Assets and liabilities of investment entities liquidated or conveyed to lender (1)	—	172,927	—
Assets consolidated from real estate acquisitions, net of cash and restricted cash	—	5,399,611	—
Liabilities assumed in real estate acquisitions	—	1,854,760	—
Noncontrolling interests assumed in real estate acquisitions	—	366,136	—
Deferred cash consideration for acquisition of DBH (Note 3)	—	—	32,500
Issuance of OP Units for business combinations (Note 3)	—	—	114,865
Distributions payable to noncontrolling interests included in other liabilities	—	—	3,986
Foreclosures and exchanges of loans receivable for real estate	—	—	28,562
Debt assumed by buyer in sale of real estate	44,148	—	295,562
Financing provided to buyer in sale of real estate	—	—	4,000
Fair value of Digital Colony Manager contract intangible consolidated (Note 3)	—	—	51,400
Assets acquired in business combinations, net of cash and restricted cash acquired (Note 3)	—	—	2,098,313
Liabilities assumed in business combinations (Note 3)	—	—	818,449
Noncontrolling interests assumed in business combinations (Note 3)	—	—	724,567
Assets disposed in sale of equity of investment entities or sale by receiver (Note 12)	5,263,443	395,351	—
Liabilities disposed in sale of equity of investment entities or sale by receiver (Note 12)	4,291,557	235,425	—
Assets of investment entities deconsolidated (2)	351,022	80,921	—
Noncontrolling interests of investment entities deconsolidated (2)	1,080,134	—	—
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

DigitalBridge Group, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Digital Operating
Data Centers—Colocation
Owned
Irvine, CA SNA 1	$31,466	$10,574	$40,300	$2,592	$10,574	$42,892	$53,466	$(2,933)	$50,533	2020
Denver, CO DEN 1	27,276	2,405	41,695	5,304	2,405	46,999	49,404	(2,654)	46,750	2020
Denver, CO DEN 5 (5)	9,152	1,690	13,106	12,360	1,690	25,466	27,156	—	27,156	2021
Westminster, CO DEN 4	8,831	992	13,286	82	992	13,368	14,360	(722)	13,638	2020
Atlanta, GA ATL 1	75,254	—	75,594	16,372	—	91,966	91,966	(10,832)	81,134	2019
Atlanta, GA ATL 2 & 3	46,457	1,467	73,642	10,428	1,467	84,070	85,537	(5,937)	79,600	2020
Lenexa, KS KC 3	43,242	884	15,089	404	884	15,493	16,377	(601)	15,776	2019
Overland Park, KS KC 2	48,050	453	58,394	1,332	453	59,726	60,179	(8,374)	51,805	2019
Minneapolis, MN MSP 3 (6)	—	5,116	—	47,980	5,116	47,980	53,096	—	53,096	2020
New York, NY LGA 3 (5)	—	23,704	—	24	23,704	24	23,728	—	23,728	2021
North Fayette, PA PIT 2	41,957	1,555	36,682	14,044	1,555	50,726	52,281	(7,046)	45,235	2019
Dallas, TX DFW 4	29,645	1,896	46,034	1,006	1,896	47,040	48,936	(3,515)	45,421	2020
Plano, TX DFW 3	216,467	12,039	58,097	16,644	12,039	74,741	86,780	(7,806)	78,974	2019
Bluffdale, UT SLC 2	84,652	3,729	95,689	5,322	3,729	101,011	104,740	(13,473)	91,267	2019
Bluffdale, UT SLC 3	92,596	2,699	106,464	5,843	2,699	112,307	115,006	(15,175)	99,831	2019
Bluffdale, UT SLC 4	45,747	1,491	52,862	2,071	1,491	54,933	56,424	(7,102)	49,322	2019
Bluffdale, UT SLC 5	71,322	3,104	32,485	47,809	3,104	80,294	83,398	(6,503)	76,895	2019
Bluffdale, UT SLC 6 (6)	—	4,064	—	36,820	4,064	36,820	40,884	—	40,884	2019
Ashburn, VA IAD 3 (5)	7,804	12,618	—	5,319	12,618	5,319	17,937	—	17,937	2021
Leased
Phoenix, AZ PHX 1, 2 & 3	5,962	—	9,640	64	—	9,704	9,704	(846)	8,858	2020
Irvine, CA SNA 2	21,206	—	34,286	1,108	—	35,394	35,394	(3,053)	32,341	2020
Las Angeles, CA LAX 1	12,294	—	19,876	41	—	19,917	19,917	(1,739)	18,178	2020
San Diego, CA SAN 1	9,282	—	15,007	1,553	—	16,560	16,560	(1,392)	15,168	2020
San Diego, CA SAN 2	338	—	547	84	—	631	631	(52)	579	2020
Santa Clara, CA SFO 1	19,116	—	30,907	418	—	31,325	31,325	(2,722)	28,603	2020
Denver, CO DEN 2	23,973	—	38,759	541	—	39,300	39,300	(3,414)	35,886	2020
Denver, CO DEN 3	11,310	—	18,286	157	—	18,443	18,443	(1,606)	16,837	2020
Miami, FL MIA 1	9,036	—	14,609	1,405	—	16,014	16,014	(1,349)	14,665	2020
Atlanta, GA ATL 4 (5)	—	—	—	21	—	21	21	—	21	2021
Chicago, IL ORD 1	7,376	—	11,926	324	—	12,250	12,250	(1,059)	11,191	2020
Chicago, IL ORD 2	11,310	—	18,286	417	—	18,703	18,703	(1,619)	17,084	2020
Chicago, IL ORD 4	55,937	—	90,437	2,212	—	92,649	92,649	(8,016)	84,633	2020

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Mount Prospect, IL ORD 3	11,618	—	18,783	833	—	19,616	19,616	(1,684)	17,932	2020
Indianapolis, IN IND 1 & 2	72,091	—	19,747	11,238	—	30,985	30,985	(4,684)	26,301	2019
Lenexa, KS KC 1	6,490	—	5,286	2,942	—	8,228	8,228	(1,231)	6,997	2019
Boston, MA BOS 1	3,749	—	6,062	66	—	6,128	6,128	(533)	5,595	2020
Baltimore , MD BWI 1	—	—	16,002	737	—	16,739	16,739	(2,877)	13,862	2019
Eagan, MN MSP 2	39,720	—	48,762	1,504	—	50,266	50,266	(7,442)	42,824	2019
Edina, MN MSP 1	7,219	—	9,113	247	—	9,360	9,360	(1,577)	7,783	2019
Minneapolis, MN MSP 4	4,241	—	6,857	32	—	6,889	6,889	(601)	6,288	2020
Newark, NJ EWR 1	13,400	—	21,665	580	—	22,245	22,245	(1,923)	20,322	2020
Piscataway, NJ EWR 2	14,568	—	23,553	266	—	23,819	23,819	(2,072)	21,747	2020
Las Vegas, NV LAS 1	15,306	—	24,746	10,182	—	34,928	34,928	(2,690)	32,238	2020
New York, NY LGA 1	8,913	—	14,410	1,088	—	15,498	15,498	(1,315)	14,183	2020
New York, NY LGA 2	9,896	—	16,000	199	—	16,199	16,199	(1,408)	14,791	2020
Cleveland, OH CLE 1	8,073	—	10,348	122	—	10,470	10,470	(1,766)	8,704	2019
Philadelphia, PA PHL 1	3,565	—	5,764	109	—	5,873	5,873	(509)	5,364	2020
Pittsburgh, PA PIT 1	28,788	—	37,128	225	—	37,353	37,353	(6,316)	31,037	2019
Memphis, TN MEM 1	2,705	—	4,373	611	—	4,984	4,984	(414)	4,570	2020
Austin, TX AUS 1	2,151	—	3,478	214	—	3,692	3,692	(315)	3,377	2020
Dallas, TX DFW 1	76,678	—	93,451	5,858	—	99,309	99,309	(16,639)	82,670	2019
Dallas, TX DFW 5	6,639	—	10,733	381	—	11,114	11,114	(957)	10,157	2020
Dallas, TX DFW 6	4,057	—	6,559	43	—	6,602	6,602	(575)	6,027	2020
Dallas, TX DFW 7	6,270	—	10,137	354	—	10,491	10,491	(904)	9,587	2020
Richardson, TX DFW 2	24,103	—	28,756	2,384	—	31,140	31,140	(5,154)	25,986	2019
Waco, TX ACT 1	6,270	—	10,137	166	—	10,303	10,303	(894)	9,409	2020
Salt Lake City, UT SLC 1	7,241	—	9,144	489	—	9,633	9,633	(1,826)	7,807	2019
Ashburn, VA IAD 1	58,395	—	94,412	3,993	—	98,405	98,405	(8,455)	89,950	2020
McLean, VA IAD 2	6,786	—	10,972	347	—	11,319	11,319	(977)	10,342	2020
Seattle, WA SEA 1	3,688	—	5,963	100	—	6,063	6,063	(526)	5,537	2020
Tukwila, WA SEA 2	5,655	—	9,143	472	—	9,615	9,615	(823)	8,792	2020
Balma, France TLS 1	1,542	—	2,493	92	—	2,585	2,585	(161)	2,424	2021
Montpellier, France MPL 1	1,483	—	2,397	150	—	2,547	2,547	(158)	2,389	2021
Paris, France PAR 1	6,525	—	10,549	1,069	—	11,618	11,618	(715)	10,903	2021
Saint-Denis, France PAR 2	2,076	—	3,356	—	—	3,356	3,356	(210)	3,146	2021
Vélizy-Villacoublay, France PAR 3	4,508	—	7,288	1,551	—	8,839	8,839	(536)	8,303	2021
Feltham, UK LHR 1	19,240	—	31,106	198	—	31,304	31,304	(2,728)	28,576	2020

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Data Centers—Hyperscale
Owned
Santa Clara, CA 11	350,369	29,659	410,347	2,157	29,659	412,504	442,163	(26,641)	415,522	2020
Santa Clara, CA 12	298,186	12,026	298,042	204	12,026	298,246	310,272	(22,216)	288,056	2020
Santa Clara, CA 13	99,395	10,276	115,031	703	10,276	115,734	126,010	(8,064)	117,946	2020
Santa Clara, CA 14	99,395	8,813	122,892	274	8,813	123,166	131,979	(8,676)	123,303	2020
Santa Clara, CA 15	273,337	15,123	383,146	15,325	15,123	398,471	413,594	(25,168)	388,426	2020
Santa Clara, CA 16	149,093	8,148	171,634	183	8,148	171,817	179,965	(12,499)	167,466	2020
Santa Clara, CA 21	295,940	11,394	326,807	3,219	11,394	330,026	341,420	(21,012)	320,408	2020
Santa Clara, CA 22	338,217	12,258	379,417	35	12,258	379,452	391,710	(4,045)	387,665	2021
Quincy, WA 11	99,361	1,742	151,754	1,744	1,742	153,498	155,240	(13,976)	141,264	2020
Quincy, WA 12	208,220	1,967	179,865	26,742	1,967	206,607	208,574	(11,993)	196,581	2020
Montreal, Canada 11	79,964	2,236	157,182	18,004	2,236	175,186	177,422	(9,347)	168,075	2020
Quebec City, Canada 21	133,226	900	133,256	3,266	900	136,522	137,422	(9,346)	128,076	2020
Quebec City, Canada 22	232,072	1,566	254,954	11,995	1,566	266,949	268,515	(17,965)	250,550	2020
Real estate held for investment	$4,217,482	$206,588	$4,784,985	$372,794	$206,588	$5,157,779	$5,364,367	$(392,083)	$4,972,284

Real estate held for disposition
Wellness Infrastructure									3,006,629	2017
Other									72,787	Various
Total real estate									$8,051,700
__________
(1)    Includes construction in progress and data center infrastructure.
(2)    Presented net of impairment of real estate, as described in Note 4 to the consolidated financial statements.
(3)    Depreciation is calculated using useful life ranging from 5 to 40 years for site improvements, 5 to 50 years for buildings, 5 to 40 years for building improvements, and 10 to 20 years for data center infrastructure.
(4)    The aggregate gross cost of real estate for federal income tax purposes was approximately $3.0 billion for real estate held for investment and $8.1 billion for real estate held for disposition at December 31, 2021.
(5)    Represents construction or data center build-out that are in progress.
(6)    Construction of property was completed in the fourth quarter of 2021.

The following tables summarize the activity in real estate and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Real Estate, at Gross Cost Basis
Balance at January 1	$14,028,516	$12,702,355	$15,500,802
Asset acquisitions and business combinations	572,738	3,650,180	2,351,196
Measurement period adjustments for real estate acquired in business combinations	—	(8,405)	—
Foreclosures and exchanges of loans receivable for real estate	—	124,335	14,866
Improvements and capitalized costs (1)	325,281	180,787	366,817
Dispositions (2)	(5,744,919)	(869,776)	(5,197,705)
Impairment (Note 4)	(316,135)	(1,878,012)	(348,710)
Effect of changes in foreign exchange rates	(88,096)	127,052	15,089
Balance at December 31	8,777,385	14,028,516	12,702,355
Classified as held for disposition, net (3)	(3,413,018)	(9,458,467)	(11,854,897)
Balance at December 31, held for investment	$5,364,367	$4,570,049	$847,458

	Year Ended December 31,
(In thousands)	2021	2020	2019
Accumulated Depreciation
Balance at January 1	$1,397,627	$1,042,422	$1,029,386
Depreciation	345,769	420,209	500,240
Dispositions (2)	(1,010,599)	(74,692)	(489,276)
Effect of changes in foreign exchange rates	(7,112)	9,688	2,072
Balance at December 31	725,685	1,397,627	1,042,422
Classified as held for disposition, net (3)	(333,602)	(1,279,443)	(1,041,357)
Balance at December 31, held for investment	$392,083	$118,184	$1,065
__________
(1)    Includes transaction costs capitalized for asset acquisitions.
(2)    Includes amounts classified as held for disposition during the year and disposed before the end of the year.
(3)    Amounts classified as held for disposition during the year and remain as held for disposition at the end of the year. Includes amounts retrospectively classified as held for disposition in connection with discontinued operations.

Item 16. Form 10-K Summary
None.

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

3.1*	Restated Charter of DigitalBridge Group, Inc.
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc. (fka Colony Capital, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
3.3
Articles Supplementary designating 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

4.2
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 5, 2017)

4.3
Indenture, dated as of April 10, 2013, between Colony Capital, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Colony Financial, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.4
First Supplemental Indenture, dated as of April 10, 2013, by and between Colony Capital, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.5
Third Supplemental Indenture, dated as of January 10, 2017, between Colony NorthStar, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

4.6
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 19, 2013)

4.7*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.8	Form of Class A Common Stock Purchase Warrant of Colony Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 23, 2020)
4.9
Indenture, dated as of July 21, 2020, among Colony Capital Operating Company, LLC, Colony Capital, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.10	Form of 5.75% Exchangeable Senior Notes due 2025 (included in Exhibit 4.9)
4.11
Registration Rights Agreement, dated as of July 21, 2020, by and among Colony Capital Operating Company, LLC, Colony Capital, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.12
Base Indenture, dated as of July 9, 2021, by and between DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2021).

4.13
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

10.6
Amendment No. 5 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (fka Colony Capital Operating Company, LLC), dated as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2021)

10.7*†	DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan
10.8
Form of Indemnification Agreement, by and between DigitalBridge Group, Inc. and the Officers and Directors of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.9†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.10†
Second Amendment to Employment Agreement and Restrictive Covenant Agreement, dated March 1, 2019, by and among the Company and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.1 to Colony Capital, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.11†
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to Colony Capital, Inc.’s Current Report on Form 8-K filed on December 23, 2014)

10.12†
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on June 8, 2016)

10.13†
Separation Agreement, dated as of March 30, 2021, by and between Thomas J. Barrack, Jr. and Colony Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.14†
Amended and Restated Employment Agreement, dated as of December 30, 2020, between Colony Capital, Inc. and Neale W. Redington (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K filed on March 1, 2021)

10.15
Agreement of Purchase and Sale, dated as of September 22, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.16
First Amendment to Agreement of Purchase and Sale, dated as of October 9, 2020, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.17
Second Amendment to Agreement of Purchase and Sale, dated as of February 28, 2021, between the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed on March 1, 2021)

10.18
Third Amendment to Agreement of Purchase and Sale, dated March 11, 2021, among the CLNY Seller Entities (as named therein) and Silverplate Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021)

10.19
Investment Agreement, dated as of March 30, 2021, by and among Barrack Colony Partners, LLC, Thomas J. Barrack, Jr., Colony Capital, Inc. and Colony OED Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.20†
Employment Agreement, dated as of March 16, 2015, by and between Colony Capital, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 2, 2015)

10.21†
Employment Agreement, dated as of July 25, 2019, between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.22†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 1, 2019)
10.23†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 1, 2019)
10.24
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

10.25
Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (S) LLC, Colony Capital Operating Company, LLC, Colony Capital, Inc. (for the limited purposes set forth therein) and the Initial Wafra Representative (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020) ***

10.26
Carry Investment Agreement, dated as of July 17, 2020, by and among W-Catalina (C) LLC, Colony Capital Operating Company, LLC, Colony DCP (CI) Bermuda, LP, a Bermuda limited partnership, Colony DCP (CI) GP, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

Exhibit Number	Description

10.27
Investor Rights Agreement, dated as of July 17, 2020, by and among Colony Capital, Inc., Colony Capital Operating Company, LLC, Colony Capital Digital Holdco, LLC, Colony DC Manager, LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.28
Carried Interest Participation Agreement, dated as of July 17, 2020, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, Colony Capital, Inc., Colony Capital Operating Company, LLC, W-Catalina (S) LLC and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2020) ***

10.29†
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between Colony Capital, Inc. and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.30†
Acknowledgment Letter, dated as of July 17, 2020, by and among Marc Ganzi, W-Catalina (S) LLC, W-Catalina (C) LLC and Colony Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.31
Joinder and Amendment to Letter Agreement, dated as of July 22, 2020, by and among Digital Bridge Holdings, LLC, CC Valhalla Investor, LLC, Marc Ganzi, Benjamin Jenkins and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.32
Assignment and Contribution Agreement, dated as of July 22, 2020, by and among Marc Ganzi, Benjamin Jenkins, MCG Analog, LLC, the Ganzi Extended Family Trust, BJJ Analog, LLC, DB Aviator Manager Rollover Holdings, L.P., DCR YieldCo Holdings, LP and DCR and Aviator Holdings GP, LLC (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.33
Amended and Restated Partnership Agreement of DB Aviator Manager Rollover Holdings, L.P., dated as of July 22, 2020, by and among Colony Valhalla GP, LLC, Colony Capital Acquisitions, LLC, MCG Analog, LLC, Ganzi Extended Family Trust, BJJ Analog, LLC and Valhalla Management Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.34†
Employment Agreement, dated as of March 11, 2020, by and between Colony Capital, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2020)

10.35†
Employment Agreement, dated as of May 5, 2021 between Colony Capital, Inc. and Sonia Kim (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2021)

10.36
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.37
Termination Agreement, dated April 4, 2021, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC, CLNC Manager, LLC, and solely for the purposes of Section 8.15 thereof, Colony Capital Investment Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2021)

10.38
Amended and Restated Stockholders Agreement, dated as of April 30, 2021, by and between Colony Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2021)

10.39
Purchase Agreement, dated June 5, 2021, between Colony Capital Operating Company, LLC and CF Troy Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021)

10.40
Class A-1 Note Purchase Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, Colony Capital Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.41
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.42
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Co-Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 15, 2021).

10.43
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

10.44
Purchase and Sale Agreement, dated September 6, 2021, between DigitalBridge Operating Company, LLC and CWP Bidco LP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 10, 2021).

21.1*	List of Subsidiaries of DigitalBridge Group, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: February 28, 2022

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

Signature	Title	Date
/s/ Marc C. Ganzi	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2022
Marc C. Ganzi
/s/ Jacky Wu	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Jacky Wu
/s/ Sonia Kim	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Sonia Kim
/s/ Nancy A. Curtin	Director	February 28, 2022
Nancy A. Curtin
/s/ J. Braxton Carter	Director	February 28, 2022
J. Braxton Carter
/s/ Jeannie H. Diefenderfer	Director	February 28, 2022
Jeannie H. Diefenderfer
/s/ Jon A. Fosheim	Director	February 28, 2022
Jon A. Fosheim
/s/ Gregory J. McCray	Director	February 28, 2022
Gregory J. McCray
/s/ Sháka Rasheed	Director	February 28, 2022
Sháka Rasheed
/s/ Dale Anne Reiss	Director	February 28, 2022
Dale Anne Reiss
/s/ John L. Steffens	Director	February 28, 2022
John L. Steffens