Form 10-Q
period 2022-03-31
DigitalBridge Group, Inc.
filed 2022-05-09
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2022, 597,067,803 shares of the Registrant's class A common stock and 665,978 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$1,117,688	$1,602,102
Restricted cash	106,332	99,121
Real estate, net	5,628,072	4,972,284
Loans receivable (at fair value)	504,739	173,921
Equity investments ($242,915 and $201,912 at fair value)	940,601	935,153
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,225,487	1,187,627
Assets held for disposition	151,307	3,676,615
Other assets ($5,176 and $944 at fair value)	746,176	740,395
Due from affiliates	50,387	49,230
Total assets	$11,232,157	$14,197,816
Liabilities
Debt, net	$5,123,246	$4,860,402
Accrued and other liabilities ($4,943 and $0 at fair value)	896,253	928,042
Intangible liabilities, net	34,459	33,301
Liabilities related to assets held for disposition	758	3,088,699
Dividends and distributions payable	15,759	15,759
Total liabilities	6,070,475	8,926,203
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	1,038,739	359,223
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $883,500 liquidation preference; 250,000 shares authorized; 35,340 shares issued and outstanding	854,232	854,232
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 597,480 and 568,577 shares issued and outstanding	5,974	5,685
Class B, 1,000 shares authorized; 666 shares issued and outstanding	7	7
Additional paid-in capital	7,356,363	7,820,807
Accumulated deficit	(6,838,497)	(6,576,180)
Accumulated other comprehensive income	12,753	42,383
Total stockholders’ equity	1,390,832	2,146,934
Noncontrolling interests in investment entities	2,688,907	2,653,173
Noncontrolling interests in Operating Company	43,204	112,283
Total equity	4,122,943	4,912,390
Total liabilities, redeemable noncontrolling interests and equity	$11,232,157	$14,197,816

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Property operating income	$202,511	$189,002
Interest income	5,166	854
Fee income (from affiliates)	42,837	29,443
Other income ($3,379 and $519 from affiliates)	6,945	1,282
Total revenues	257,459	220,581
Expenses
Property operating expense	84,003	79,862
Interest expense	44,030	39,780
Investment expense	9,565	6,893
Transaction-related costs	165	1,618
Depreciation and amortization	128,567	139,425
Compensation expense—cash and equity-based	65,542	78,786
Compensation expense (reversal)—incentive fee and carried interest	(20,352)	(33)
Administrative expenses	27,885	17,796
Total expenses	339,405	364,127
Other income (loss)
Other loss, net	(149,881)	(9,350)
Equity method earnings (losses)	19,207	(16,417)
Equity method losses—carried interest	(31,079)	(222)
Loss from continuing operations before income taxes	(243,699)	(169,535)
Income tax benefit	7,413	23,196
Loss from continuing operations	(236,286)	(146,339)
Loss from discontinued operations	(107,398)	(481,260)
Net loss	(343,684)	(627,599)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(11,220)	2,449
Investment entities	(63,045)	(355,862)
Operating Company	(22,862)	(27,896)
Net loss attributable to DigitalBridge Group, Inc.	(246,557)	(246,290)
Preferred stock dividends	15,759	18,516
Net loss attributable to common stockholders	$(262,316)	$(264,806)
Loss per share—basic
Loss from continuing operations per common share—basic	$(0.30)	$(0.22)
Net loss attributable to common stockholders per common share—basic	$(0.46)	$(0.56)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(0.30)	$(0.22)
Net loss attributable to common stockholders per common share—diluted	$(0.46)	$(0.56)
Weighted average number of shares
Basic	569,940	474,899
Diluted	569,940	474,899
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(343,684)	$(627,599)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	2	(2,708)
Available-for-sale debt securities	(6,373)	(3,309)
Cash flow hedges	—	1,285
Foreign currency translation	(37,941)	(59,618)
Net investment hedges	—	4,118
Other comprehensive income (loss)	(44,312)	(60,232)
Comprehensive loss	(387,996)	(687,831)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(11,220)	2,449
Investment entities	(75,056)	(392,518)
Operating Company	(25,458)	(30,329)
Comprehensive loss attributable to stockholders	$(276,262)	$(267,433)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(246,290)	—	(246,290)	(355,862)	(27,896)	(630,048)
Other comprehensive loss	—	—	—	—	(21,143)	(21,143)	(36,656)	(2,433)	(60,232)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(22,413)	—	(22,413)
Redemption of OP Units for class A common stock	—	—	16	—	—	16	—	(16)	—
Equity awards issued, net of forfeitures	—	48	16,536	—	—	16,584	308	1,308	18,200
Shares canceled for tax withholdings on vested equity awards	—	(11)	(7,707)	—	—	(7,718)	—	—	(7,718)
Contributions from noncontrolling interests	—	—	—	—	—	—	113,213	—	113,213
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,739)	—	(26,739)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(2,445)	—	76	(2,369)	4,682	(2,313)	—
Balance at March 31, 2021	$999,490	$4,878	$7,576,873	$(6,460,262)	$101,056	$2,222,035	$4,003,905	$124,397	$6,350,337

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net loss	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive loss	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment to fair value of redeemable noncontrolling interests (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity awards issued, net of forfeitures	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest (Note 10)	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	$854,232	$5,981	$7,356,363	$(6,838,497)	$12,753	$1,390,832	$2,688,907	$43,204	$4,122,943

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(343,684)	$(627,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Paid-in-kind interest added to loan principal, net of interest received	(1,144)	(4,267)
Straight-line rent income	(4,530)	18,800
Amortization of above- and below-market lease values, net	(132)	6,098
Amortization of deferred financing costs and debt discount and premium, net	96,279	43,729
Equity method (gains) losses	(116)	111,519
Distributions of income from equity method investments	—	520
Allowance for doubtful accounts	—	205
Impairment of real estate and related intangibles and right-of-use asset	23,802	123,760
Depreciation and amortization	130,906	190,305
Equity-based compensation	18,719	19,319
Gain on sales of real estate, net	—	(45,750)
Deferred income tax benefit	(9,040)	(34,480)
Loss on extinguishment of exchangeable notes	133,173	—
Other loss, net	17,332	213,661
(Increase) decrease in other assets and due from affiliates	(4,186)	(31,721)
Increase (decrease) in accrued and other liabilities and due to affiliates	(55,136)	(7,460)
Other adjustments, net	(986)	(576)
Net cash provided by (used in) operating activities	1,257	(23,937)
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(215,040)	(117,776)
Return of capital from equity method investments	11,829	2,253
Acquisition of loans receivable and debt securities	(101,607)	(9,697)
Net disbursements on originated loans	(205,507)	(3,631)
Repayments of loans receivable	15,845	8,798
Proceeds from sales of loans receivable and debt securities	126,644	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(822,368)	(74,024)
Proceeds from sales of real estate	96,660	143,328
Cash and restricted cash assumed by buyer in sales of real estate investment holding entities	(189,453)	(78,520)
Proceeds from paydown and maturity of debt securities	566	—
Proceeds from sale of equity investments	194,524	90,509
Investment deposits	(13,367)	—
Proceeds from sale of corporate fixed assets	—	14,946
Net receipts on settlement of derivatives	—	15,913
Other investing activities, net	(875)	—
Net cash used in investing activities	(1,102,149)	(7,901)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(15,760)	$(18,516)
Repayment or repurchase of senior notes	(14,237)	(31,502)
Borrowings from secured debt	326,500	684,537
Repayment of secured debt	(3,894)	(600,082)
Payment of deferred financing costs	(6,999)	(18,543)
Contributions from noncontrolling interests	353,156	123,852
Distributions to and redemptions by noncontrolling interests	(35,962)	(32,857)
Shares canceled for tax withholdings on vested equity awards	(11,410)	(7,718)
Acquisition of noncontrolling interest	(32,076)	—
Net cash provided by financing activities	559,318	99,171
Effect of exchange rates on cash, cash equivalents and restricted cash	(651)	4,050
Net increase (decrease) in cash, cash equivalents and restricted cash	(542,225)	71,383
Cash, cash equivalents and restricted cash, beginning of period	1,766,245	963,008
Cash, cash equivalents and restricted cash, end of period	$1,224,020	$1,034,391
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2022	2021
Beginning of the period
Cash and cash equivalents	$1,602,102	$703,544
Restricted cash	99,121	67,772
Restricted cash included in assets held for disposition	65,022	191,692
Total cash, cash equivalents and restricted cash, beginning of period	$1,766,245	$963,008

End of the period
Cash and cash equivalents	$1,117,688	$788,361
Restricted cash	106,332	90,101
Restricted cash included in assets held for disposition	—	155,929
Total cash, cash equivalents and restricted cash, end of period	$1,224,020	$1,034,391
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
1. Business and Organization
DigitalBridge Group, Inc. or DBRG (together with its consolidated subsidiaries, the "Company") is a leading global-scale digital infrastructure firm. The Company invests, directly and through its portfolio companies, across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure, and manages digital infrastructure assets on behalf of its limited partners and shareholders.
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2022, the Company owned 92% of the OP, as its sole managing member. The remaining 8% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Transition to C-Corporation
Prior to January 1, 2022, the Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which generally provided that the Company was not subject to U.S. federal and state income taxes on its taxable income to the extent that it annually distributed such income to stockholders. The income earned through the Company’s underlying taxable REIT subsidiaries ("TRS"), primarily the investment management earnings, however, was subject to U.S. federal and state income tax.
In the first quarter of 2022, the Company completed the disposition of its non-digital assets, as described below, and in connection with its digital transformation, has recorded significant growth in its Digital Investment Management ("Digital IM") business.
Due to the pace of growth of the Company's Digital IM business and other strategic transactions that the Company may pursue, the Company’s Board of Directors and management agreed to discontinue actions necessary to maintain qualification as a REIT for 2022. Commencing with the taxable year ending December 31, 2022, all of the Company’s taxable income, except for income generated by subsidiaries that have elected or anticipate electing REIT status, is subject to U.S. federal and state income tax at the applicable corporate tax rate. Any dividends paid to stockholders will no longer be tax deductible. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
The Company anticipates that operating as a C-Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements. This includes the intended deployment of capital to redeem third party interest in the Company’s Digital IM business, retaining and reinvesting earnings in other new initiatives in the Digital IM business, and warehousing digital infrastructure investments in the future that may be non-REIT qualified assets.
The Company’s transition to a C-Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and net operating loss (“NOL”) carry forwards. As of March 31, 2022, there was no material net tax effect on the Company’s consolidated statement of operations as a result of the Company's transition to a C-Corporation, as discussed in Note 7.
Digital Transformation
In February 2022, the Company completed its digital transformation that commenced in the second quarter of 2020. The Company's completed disposition of its hotel business (March 2021), Other Equity and Debt ("OED") investments and non-digital investment management ("Other IM") business (December 2021), and its Wellness Infrastructure business (February 2022) each represented a strategic shift in the Company's business that had a significant effect on the Company’s operations and financial results, and accordingly, had met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as discontinued operations on the consolidated statements of operations (Note 12).

2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The disposition of (i) NRF Holdco, LLC ("NRF Holdco"), a former subsidiary of the Company that held the Wellness Infrastructure business, in February 2022, (ii) a substantial majority of the OED investments and Other IM business in December 2021, and (iii) the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in March 2021, all represent strategic shifts that have or are expected to have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of June 2021, March 2021, and September 2020, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 11) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 12). Discontinued operations in prior periods include investments in the respective segments that have been disposed or otherwise resolved in those periods.
Reclassifications
Reclassifications were made related to discontinued operations as discussed in "—Discontinued Operations" above and to prior period segment reporting presentation as discussed in Note 19. These reclassifications did not affect the Company's financial position, results of operations or cash flows.
Accounting Standards Adopted in 2022
Amendment to Lessor Accounting
In July 2021, the FASB issued ASU No. 2021-5, Lessors—Certain Leases with Variable Lease Payments, which amends existing lease classification guidance for lessors to better reflect the economics of certain lease arrangements. The ASU requires a lease with variable lease payments that are not based upon a rate or index to be classified as an operating lease if classification as a direct financing lease or sales-type lease would have resulted in a loss to the lessor at lease commencement. A loss could have otherwise arisen even if the lease is expected to be profitable as the exclusion of these variable lease payments result in the recognition of a lower net investment in a lease relative to the carrying value of the underlying asset that is derecognized at the commencement of a direct financing or sales-type lease. Under the amended guidance, this uneconomic outcome is avoided because the classification as an operating lease does not result in a derecognition of the underlying asset by the lessor, and the recognition of variable lease payments earned and depreciation expense on the underlying asset will partially offset in earnings over time. The Company adopted the ASU on its effective date of January 1, 2022. At the time of adoption, the Company, as lessor, did not have any leases that would have been subject to this amendment.
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
The ASU is effective January 1, 2023 and is to be applied prospectively. Early adoption is permitted with retrospective application to all business combinations that occurred during the fiscal year of early adoption. The Company early adopted the ASU on January 1, 2022.
3. Acquisitions
Asset Acquisitions
Vantage SDC Hyperscale Data Centers
In connection with the Company's acquisition of Vantage Data Centers Holdings, LLC's ("Vantage") portfolio of stabilized hyperscale data centers (“Vantage SDC”) in July 2020, the Company had an option to purchase an additional data center in Santa Clara, California. In September 2021, the Company exercised the option and purchased the data center for $404.5 million in cash, funded through borrowings by Vantage SDC, with a deferred amount of $56.9 million to be paid upon future lease-up, and additional consideration contingent on lease-up of the remaining capacity.
The Company and its co-investors also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of March 31, 2022, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $265 million. Most, if not all, of the cost of the expansion capacity has been or will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 5 new tenant leases that commenced in the first quarter of 2022 and 11 new tenant leases that commenced in 2021 related to a portion of the expansion capacity, for aggregate consideration of $36.2 million and $100.8 million, respectively.
All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
Acquisitions by DataBank
2022
•In March 2022, the Company's subsidiary, DataBank, acquired four colocation data centers in Houston, Texas for $670 million. The acquisition was funded by a combination of $262.5 million of debt and $407.5 million of equity, of which the Company's share was $87.0 million.
•In February 2022, DataBank acquired a data center in Denver that was previously leased by its zColo subsidiary for $17.6 million.
2021
•In February 2021, DataBank acquired five data centers in its zColo portfolio in France for $33.0 million.
•In the third quarter of 2021, DataBank and its zColo subsidiary each acquired a building in the U.S. for a combined $38.5 million, to be redeveloped into data centers.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. Consideration for asset acquisitions incorporates capitalized transaction costs, where applicable.

	Asset Acquisitions
	2022		2021
(In thousands)	Acquisitions by DataBank / zColo US	Vantage SDC Expansion Capacity	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France
Assets acquired and liabilities assumed
Real estate	$616,563	$30,736	$479,587	$38,500	$26,083
Intangible assets	77,885	5,485	82,603	—	8,702
Lease right-of-use ("ROU") and other assets	3,994	—	—	—	9,536
Intangible, lease and other liabilities	(2,839)	—	(56,889)	—	(11,303)
Fair value of net assets acquired	$695,603	$36,221	$505,301	$38,500	$33,018
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) recent comparable sales or current listings for land; and (iv) contracted price net of estimated selling costs for real estate held for disposition. Useful lives of real estate acquired range from 35 to 50 years for buildings and improvements, 15 to 20 years for site improvements, and 11 to 20 years for data center infrastructure.
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, with remaining lease terms ranging between 1 and 15 years.
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6.0% and 11.25% with remaining lease terms ranging between 1 and 4 years.
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the estimated time it would require to execute a new lease or backfill a vacant space, discounted at rates between 5.5% and 11.5%, with estimated useful lives between 9 and 15 years.
•Other assets acquired and liabilities assumed include lease ROU assets associated with leasehold data centers and corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquirees. Other liabilities in 2021 also included a deferred purchase consideration associated with the Vantage SDC add-on acquisition.
Purchase Commitments
Infrastructure Investment Management Platform
In April 2022, the Company entered into a definitive agreement to acquire the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited ("AMP Capital"). Consideration for the acquisition consists of: (i) an upfront amount of A$458 million (approximately $327 million), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million (approximately $129 million), primarily based upon future fundraising for AMP Capital's global infrastructure funds. The transaction is expected to close in the second half of 2022, subject to customary closing conditions, including regulatory approvals.
Tower Assets
In March 2022, the Company entered into a definitive agreement to acquire the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET) for approximately €745 million (or approximately $820 million), to be funded through a combination of debt and equity, including a €458 million (approximately $504 million) equity commitment from the Company. The TowerCo investment is intended to be transferred to a new investment vehicle to be sponsored by the Company. The transaction is expected to close in the second quarter of 2022, subject to customary closing conditions.
There is no assurance that these transaction will close in the timeframe contemplated or on the terms anticipated, if at all.

4. Real Estate
The following table summarizes the Company's real estate held for investment in the digital operating segment.

(In thousands)	March 31, 2022	December 31, 2021
Land	$253,633	$206,588
Buildings and improvements	1,520,535	1,295,204
Data center infrastructure	4,213,917	3,785,561
Construction in progress	111,017	77,014
	6,099,102	5,364,367
Less: Accumulated depreciation	(471,030)	(392,083)
Real estate assets, net	$5,628,072	$4,972,284
Real Estate Depreciation
Depreciation of real estate held for investment was $79.1 million and $68.1 million for the three months ended March 31, 2022 and 2021, respectively.
Property Operating Income
Components of property operating income in the digital operating segment are as follows.

	Three Months Ended March 31,
(In thousands)	2022	2021
Lease income:
Fixed lease income	$160,324	$150,429
Variable lease income	23,847	23,186
	184,171	173,615
Data center service revenue	18,340	15,387
	$202,511	$189,002
For the three months ended March 31, 2022 and 2021, property operating income from a single customer accounted for approximately 18.7% and 16.9%, respectively, of the Company's total revenues from continuing operations, or approximately 8.4% and 9.1%, respectively, of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.
5. Equity Investments
The Company's equity investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	March 31, 2022	December 31, 2021
Equity method investments
BRSP (1)	$291,695	$284,985
Company-sponsored private funds (2)	358,468	382,694
Other	4,906	5,417
	655,069	673,096
Other equity investments
Marketable securities (Note 13)	197,715	201,912
Private funds and non-traded REIT	47,193	49,575
Other	40,624	10,570
	$940,601	$935,153
__________
(1)    At December 31, 2021, excluded approximately 461,000 shares and 3.1 million units in BRSP held by NRF Holdco that were included in assets held for disposition (Note 11). NRF Holdco was sold in February 2022.
(2)    Includes unrealized carried interest of $80.8 million at March 31, 2022 and $112.0 million at December 31, 2021 in connection with sponsored investment vehicles that are in the early stage of their lifecycle, of which a substantial portion is shared with certain employees.

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
BrightSpire Capital, Inc. (NYSE: BRSP)
At March 31, 2022, the Company owned approximately 35.0 million shares in BRSP for a 26.4% interest in BRSP (29.0% at December 31, 2021, including BRSP shares and units held by NRF Holdco that were disposed in February 2022), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. In connection with the internalization of BRSP in April 2021, the Company had entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders and is prohibited from acquiring additional BRSP shares.
Disposition—In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including a proportion of basis difference associated with the BRSP shares disposed, as discussed below).
OTTI—The Company determined there was no OTTI on its investment in BRSP at March 31, 2022 and in 2021 as the fair value of the Company's investment in BRSP, based upon BRSP's stock price, was in excess of its carrying value.
Basis Difference—The impairment charges recorded by the Company on its investment in BRSP in 2020 and 2019 resulted in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings from BRSP by $14.1 million and reduced its share of net losses from BRSP by $24.6 million for the three months ended March 31, 2022 and 2021, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods. The remaining basis difference at March 31, 2022 was $153.2 million.
Investment and Lending Commitments
Sponsored Funds
At March 31, 2022, the Company had unfunded commitments of $91.2 million, predominantly to the Company's sponsored funds in its flagship digital opportunistic strategy, Digital Bridge Partners I, LP ("DBP I") and Digital Bridge Partners II, LP ("DBP II").
Loans Receivable
DataBank—The Company's DataBank subsidiary has a lending commitment to a borrower, the funding of which is contingent on the borrower meeting certain criteria such as agreed upon benchmarks, financial and operating metrics and approved budgets. At March 31, 2022, the unfunded lending commitment was $24.7 million, of which the Company's share was $5.8 million, net of amounts attributable to noncontrolling interests in investment entities.

Warehoused Loans—At March 31, 2022, the Company had $55.9 million of unsettled trades and $19.8 million of unfunded lending commitments on loans receivable that are warehoused for future securitization vehicles and credit funds. Up to 75% of the unsettled trades will be funded through credit facilities that are earmarked to finance the acquisition of such loans.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment at both March 31, 2022 and December 31, 2021 is as follows.

(In thousands)
Digital Investment Management (1)	$298,248
Digital Operating	463,120
Total goodwill	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $130.3 million at March 31, 2022 and $133.0 million at December 31, 2021.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	March 31, 2022			December 31, 2021
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,233,164	$(292,479)	$940,685	$1,148,441	$(256,987)	$891,454
Investment management intangibles (3)	164,189	(66,490)	97,699	164,189	(61,435)	102,754
Customer relationships and service contracts (4)	218,164	(49,335)	168,829	218,064	(44,496)	173,568
Trade names	26,400	(12,364)	14,036	26,400	(11,266)	15,134
Other (5)	6,818	(2,580)	4,238	6,818	(2,101)	4,717
Total deferred leasing costs and intangible assets	$1,648,735	$(423,248)	$1,225,487	$1,563,912	$(376,285)	$1,187,627
Intangible Liabilities
Lease intangible liabilities (2)	$46,610	$(12,151)	$34,459	$44,076	$(10,775)	$33,301
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

Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net decrease to rental income (1)	$(131)	$(695)

Amortization expense
Deferred leasing costs and lease-related intangibles	$33,707	$42,485
Investment management intangibles	5,055	6,114
Customer relationships and service contracts	4,914	9,837
Trade name	1,098	11,952
Other	477	464
	$45,251	$70,852
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Net increase (decrease) to rental income	$(259)	$(872)	$(1,538)	$(1,392)	$(1,310)	$794	$(4,577)
Amortization expense	141,475	149,706	118,269	107,660	121,539	547,802	1,186,451
7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2022	December 31, 2021
Straight-line rents	$29,214	$25,516
Investment deposits and pending deal costs	14,585	22,238
Prefunded capital expenditures for Vantage SDC	19,574	24,293
Derivative assets	5,176	944
Prepaid taxes and deferred tax assets, net	37,350	29,347
Receivables from resolution of investment	10,499	10,463
Operating lease right-of-use asset, net	344,583	349,509
Finance lease right-of-use asset, net	128,997	131,909
Accounts receivable, net (2)	94,294	83,878
Prepaid expenses	25,078	20,303
Other assets	18,764	24,835
Fixed assets, net (3)	18,062	17,160
Total other assets	$746,176	$740,395
__________
(1)    Deferred financing costs relate to revolving credit arrangements originated by the Company and its subsidiaries. The Company's corporate credit facility was terminated in July 2021.
(2)    Includes primarily receivables from tenants.
(3)    Net of accumulated depreciation of $20.5 million as of March 31, 2022 and $19.2 million as of December 31, 2021.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2022	December 31, 2021
Deferred income (1)	$45,398	$37,143
Interest payable	15,522	14,870
Derivative liabilities	4,943	—
Current and deferred income tax liability	2,534	2,016
Operating lease liability	334,943	342,510
Finance lease liability	141,032	142,777
Accrued compensation	48,269	64,100
Accrued carried interest and incentive fee compensation	42,710	67,258
Accrued real estate and other taxes	13,393	10,523
Payable for Vantage SDC expansion capacity (Note 3)	57,707	55,896
Accounts payable and accrued expenses	114,682	121,931
Other liabilities	75,120	69,018
Accrued and other liabilities	$896,253	$928,042
__________
(1)    Represents primarily prepaid rental income, upfront payment received for data center installation services, and deferred investment management fees. Deferred investment management fees of $4.5 million at March 31, 2022 and $6.0 million at December 31, 2021 are expected to be recognized as fee income over a weighted average period of 4.0 years and 3.2 years, respectively. Deferred investment management fees recognized as income of $2.4 million and $0.1 million in the three months ended March 31, 2022 and 2021, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Tax
As a result of the Company’s transition to a C-Corporation (as discussed in Note 1), a preliminary estimate of deferred tax asset of approximately $400 million was recognized in the first quarter of 2022 on the capital loss and NOL carryforwards as well as outside basis difference in the Company's investment in certain partnerships. As of March 31, 2022, a full valuation allowance was established on the deferred tax asset due to uncertainties in future realization of the tax benefit in consideration of the Company’s history of cumulative operating losses. The Company will continue to assess the realizability of the deferred tax asset each reporting period as circumstances change.
For the three months ended March 31, 2022, the net income tax benefit of $7.4 million reflects the tax effect of activities in the Company's TRS in the normal course of business.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Investment-Level Secured Debt	Total Debt
March 31, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$4,609,175	$5,187,597
Premium (discount), net	—	(1,636)	15,900	14,264
Deferred financing costs	(8,152)	(1,020)	(69,443)	(78,615)
	$291,848	$275,766	$4,555,632	$5,123,246
December 31, 2021
Debt at amortized cost
Principal	$300,000	$338,739	$4,283,983	$4,922,722
Premium (discount), net	—	(3,091)	17,629	14,538
Deferred financing costs	(8,606)	(1,384)	(66,868)	(76,858)
	$291,394	$334,264	$4,234,744	$4,860,402

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
March 31, 2022
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.5	$—	N/A	N/A	$300,000	3.93%	4.5
Convertible and exchangeable senior notes	278,422	5.21%	1.7	—	N/A	N/A	278,422	5.21%	1.7
	578,422			—			578,422
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,644,908	2.44%	3.8	833,767	5.04%	2.9	4,478,675	2.92%	3.7
Other	—	N/A	N/A	130,500	2.07%	1.4	130,500	2.07%	1.4
	3,644,908			964,267			4,609,175
	$4,223,330			$964,267			$5,187,597
December 31, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.7	$—	N/A	N/A	$300,000	3.93%	4.7
Convertible and exchangeable senior notes (4)	338,739	5.31%	2.2	—	N/A	N/A	338,739	5.31%	2.2
	638,739			—			638,739
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,646,466	2.44%	4.1	571,017	5.74%	4.0	4,217,483	2.88%	4.1
Other	—	N/A	N/A	66,500	1.31%	1.6	66,500	1.31%	1.6
	3,646,466			637,517			4,283,983
	$4,285,205			$637,517			$4,922,722
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
(4)    Excludes the 5.375% exchangeable senior notes issued by NRF Holdco that were classified as held for disposition (Note 11) and subsequently assumed by the acquirer in February 2022.
Securitized Financing Facility
In July 2021, special-purpose subsidiaries of the OP (the "Co-Issuers") issued Series 2021-1 Secured Fund Fee Revenue Notes, composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $300 million (after a $100 million increase in April 2022) Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN allow the Co-Issuers to borrow on a revolving basis. The Series 2021-1 Notes were issued under an Indenture dated July 2021, as amended in April 2022, that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions. The Series 2021-1 Notes had replaced the Company's previous corporate credit facility.
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

The Class A-2 Notes bear interest at a rate of 3.933% per annum, payable quarterly. The VFN bear interest generally based upon 1-month Term Secured Overnight Financing Rate or SOFR (prior to April 2022, 3-month LIBOR) or an alternate benchmark as set forth in the purchase agreement of the VFN plus 3%. Unused amounts under the VFN facility is subject to a commitment fee of 0.5% per annum. The final maturity date of the Class A-2 Notes is in September 2051, with an anticipated repayment date in September 2026. The anticipated repayment date of the VFN is in September 2024, subject to two one-year extensions at the option of the Co-Issuers. If the Series 2021-1 Notes are not repaid or refinanced prior to their anticipated repayment date, or such date is not extended for the VFN, interest will accrue at a higher rate and the Series 2021-1 Notes will begin to amortize quarterly.
The Series 2021-1 Notes may be optionally prepaid, in whole or in part, prior to their anticipated repayment dates. There is no prepayment penalty on the VFN. However, prepayment of the Class A-2 Notes will be subject to additional consideration based upon the difference between the present value of future payments of principal and interest and the outstanding principal of such Class A-2 Note that is being prepaid; or 1% of the outstanding principal of such Class A-2 Note that is being prepaid in connection with a disposition of collateral.
The Indenture of the Series 2021-1 Notes contains various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, the Co-Issuers are in compliance with all of the financial covenants and the full $300 million under the VFN is available to be drawn.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2022	December 31, 2021

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	34,097	July 21, 2023	78,422	138,739
								$278,422	$338,739
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

Exchange of Senior Notes For Common Stock and Cash
DBRG and the OP completed separate privately negotiated exchange transactions with certain noteholders of the 5.75% exchangeable notes, as follows:

	Principal of 5.75% Exchangeable Notes Exchanged	Consideration for Exchange
(In thousands)		Class A Common Stock Issued	Cash Paid
March 2022	$60,317	25,557	$13,887
October and November 2021	161,261	73,365	—
	$221,578	98,922	$13,887
The March 2022 exchanges resulted in a debt extinguishment loss of $133.2 million, calculated as the excess of consideration paid over the carrying value of the notes exchanged, and recorded in other loss on the consolidated statement of operations. Consideration was measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective exchanges, and cash paid, net of transaction costs. Unlike the exchange transactions in 2021, the March 2022 exchanges did not qualify for debt conversion accounting and were treated as a debt extinguishment as the Company issued less than the number of shares issuable under the original exchange ratio of 434.7826 shares per $1,000 of note principal exchanged.
The exchange transactions in the fourth quarter of 2021 were treated as debt conversions that resulted in a debt conversion expense of $25.1 million, recorded as interest expense, as the original exchange ratio was adjusted to account for savings on avoided future interest payments otherwise due to the noteholders. The debt conversion expense represents the shares of the Company's class A common stock issued in excess of such shares issuable pursuant to the original exchange ratio, and measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective exchanges.
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
Other—The Company has entered into credit facilities to fund the acquisition of loans that are warehoused for future securitization vehicles. At March 31, 2022, $169.5 million in aggregate was available to be drawn from these facilities.

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2020	41,350	483,406	734
Shares issued upon redemption of OP Units	—	5	—
Equity awards issued, net of forfeitures	—	4,839	—
Shares canceled for tax withholding on vested equity awards	—	(1,147)	—
Shares outstanding at March 31, 2021	41,350	487,103	734

Shares outstanding at December 31, 2021	35,340	568,577	666
Exchange of notes for class A common stock	—	25,557	—
Shares issued upon redemption of OP Units	—	1	—
Equity awards issued, net of forfeitures	—	4,992	—
Shares canceled for tax withholding on vested equity awards	—	(1,647)	—
Shares outstanding at March 31, 2022	35,340	597,480	666
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2022:

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
Each series of preferred stock is redeemable on or after the earliest redemption date for that series at $25.00 per share plus accrued and unpaid dividends (whether or not declared) prorated to their redemption dates, exclusively at the Company’s option. The redemption period for each series of preferred stock is subject to the Company’s right under limited circumstances to redeem the preferred stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to each series of preferred stock).
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
The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company expects to reinstate quarterly common stock dividends beginning the third quarter of 2022, subject to approval of its Board of Directors.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company's Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company's class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company's class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves the acquisition of the Company's class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. To date, no shares of class A common stock have been acquired under the DRIP Plan in the form of new issuances in the last three years.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(2,438)	(2,992)	—	(19,631)	3,761	(21,300)
Amounts reclassified from AOCI	—	—	233	—	—	233
AOCI at March 31, 2021	$15,280	$3,080	$—	$33,201	$49,495	$101,056

AOCI at December 31, 2021	$2,334	$5,861	$—	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	217	—	—	(3,131)	25	(2,889)
Amounts reclassified from AOCI	(200)	(5,861)	—	(20,680)	—	(26,741)
AOCI at March 31, 2022	$2,351	$—	$—	$2,691	$7,711	$12,753

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(37,686)	—	(37,686)
Amounts reclassified from AOCI	1,030	—	—	1,030
AOCI at March 31, 2021	$—	$46,159	$15,099	$61,258

AOCI at December 31, 2021	$—	$11,057	$—	$11,057
Other comprehensive loss before reclassifications	—	(2,184)	—	(2,184)
Amounts reclassified from AOCI	—	(9,827)	—	(9,827)
AOCI at March 31, 2022	$—	$(954)	$—	$(954)
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

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2022	2021
Relief of basis of AFS debt securities	$5,861	$—	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	20,680	—	Other gain (loss), net
Realized loss on cash flow hedges	—	(233)	Other gain (loss), net
Release of equity in AOCI of equity method investments	200	—	Equity method earnings (losses)
10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2022	2021
Redeemable noncontrolling interests
Beginning balance	$359,223	$305,278
Contributions	10,150	10,640
Distributions and redemptions	(9,414)	(2,445)
Net income (loss)	(11,220)	2,449
Adjustment to estimated redemption value	690,000	—
Ending balance	$1,038,739	$315,922
Redeemable Noncontrolling Interest in the Company's Digital Investment Management Business
Strategic Investment in 2020
In July 2020, the Company formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm and a global partner for alternative asset managers, in which Wafra made a minority investment in substantially all of the Company's Digital IM business. The investment entitles Wafra to participate in approximately 31.5% of the net management fees and carried interest generated by the Digital IM business.
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
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the Digital IM business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in April 2021 based upon the Digital IM business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization (as defined for the purpose of this computation) of $72.0 million as of December 31, 2020. The Compensation Committee of the Board of Directors had approved an allocation of 50% of the contingent consideration received from Wafra as additional bonus compensation to management, to be paid on behalf of certain employees to fund a portion of their share of capital contributions to the DBP funds as capital calls are made for these funds. Compensation expense is recognized over time based upon an estimated timeline for deployment of capital by the funds, which will correspond to the timing of capital calls to be funded by the Company on behalf of management.
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
Agreement to Redeem Strategic Investment in 2022 for Cash and Stock
In April 2022, the Company entered into a definitive purchase and sale agreement ("PSA") with Wafra, pursuant to which: (a) the Company will acquire Wafra's 31.5% interest in the Digital IM business; (b)    Wafra’s entitlement to carried interest in DBP II will be reduced from 12.6% to 7%; and (c) with certain limited exceptions, Wafra will sell or forgo its right to invest in, or receive carried interest from, future investment management products, but except as otherwise provided, retain its investment in and its allocation of carried interest from existing investment management products.
Consideration for the redemption of Wafra's interest consists of: (i) upfront amount of $390 million in cash (subject to certain net cash and closing adjustments) and 57,741,599 shares of the Company's Class A common stock; and (ii) contingent amount between $90 million and up to $125 million based upon fee earning equity under management (as defined in the PSA) raised of at least $4 billion and up to at least $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 and March 2024, with up to 50% payable in shares of the Company's Class A common stock at the Company's election.
As a redemption was deemed to be probable, the carrying value of Wafra's redeemable noncontrolling interest was adjusted to fair value at March 31, 2022, measured based upon the estimated fair value of the total consideration expected to be paid, including both upfront and contingent amounts. This adjustment resulted in a reclassification of $690.0 million from additional paid-in capital to redeemable noncontrolling interests on the consolidated balance sheets.
The PSA also provides for a net cash settlement upon exercise of the five warrants previously issued to Wafra, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's Class A common stock.
In addition, the Chief Investment Officer of Wafra, Adel Alderbas, will serve as a senior advisor to the Company for a period of three years from the closing of this transaction.
The transaction is expected to close in May 2022, subject to regulatory clearance and other customary closing conditions. There is no assurance that the transaction will close in the timeframe contemplated or on the terms anticipated, if at all.
Noncontrolling Interests in Investment Entities
In January 2022, a shareholder of DataBank sold its equity interest to the Company and an existing investor, resulting in an additional $32.0 million investment by the Company in DataBank. Following this transaction and additional equity funded by the shareholders of DataBank in connection with its data center acquisition in March 2022 (Note 3), the Company's interest in DataBank increased from 20% to 21.8%.

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
Redemption of OP Units—The Company redeemed 882 OP Units during the three months ended March 31, 2022 and 2,005,367 during the year ended December 31, 2021 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.
11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). At March 31, 2022, these were composed predominantly of five remaining equity method investments excluded from the December 2021 OED sale. At December 31, 2021, they also included assets and liabilities held by NRF Holdco related primarily to the Wellness Infrastructure business, prior to its sale in February 2022.

(In thousands)	March 31, 2022	December 31, 2021
Assets
Restricted cash	$—	$65,022
Real estate, net	—	3,079,416
Loans receivable	—	55,878
Equity and debt investments	149,826	250,246
Deferred leasing costs and other intangible assets, net	—	118,300
Other assets	1,481	100,720
Due from affiliates	—	7,033
Total assets held for disposition	$151,307	$3,676,615

Liabilities
Debt, net (1)	$—	$2,869,360
Lease intangibles and other liabilities	758	219,339
Total liabilities related to assets held for disposition	$758	$3,088,699
__________
(1)    Represents debt related to assets held for disposition that was assumed by the acquirer upon sale of the assets. Included the 5.375% exchangeable senior notes and junior subordinated debt (as described in Note 14) which were obligations of NRF Holdco as the issuer.
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
2022
At March 31, 2022, there were no assets held for sale that were measured at fair value on a nonrecurring basis.
Impairment loss of $23.8 million was recorded in the three months ended March 31, 2022 based upon the final carrying value of net assets of the Wellness Infrastructure business upon closing of the disposition of NRF Holdco in February 2022.

2021
At December 31, 2021, only real estate held for disposition that pertained to the Wellness Infrastructure business was carried at nonrecurring fair value, having been impaired $313.4 million during the year ended December 31, 2021 based upon the sales price for NRF Holdco. For the three months ended March 31, 2021, impairment was $15.2 million, primarily on Wellness Infrastructure real estate held for disposition prior to its classification as discontinued operations.
Other assets that had been impaired during 2021 pertained to the OED and Other IM portfolio that were disposed in December 2021.
Recurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
Equity Investments Carried at Net Asset Value ("NAV")—These are equity investments held for disposition that were valued based upon NAV, specifically interest in a private fund of $2.3 million at March 31, 2022, and additionally, including interest in a Company-sponsored non-traded REIT that was disposed in February 2022, totaling $31.2 million at December 31, 2021.
Equity Method Investments under Fair Value Option—Equity method investments under fair value option of $76.7 million at March 31, 2022 and $79.3 million at December 31, 2021 were measured based upon indicative sales price, classified as Level 3 fair value.
Loans Receivable under Fair Value Option—There were no loans held for disposition at March 31, 2022. At December 31, 2021, the loan held for disposition represents a component of the overall sales price for NRF Holdco, which was subsequently disposed in February 2022.
Debt Securities—Prior to the sale of NRF Holdco in February 2022, the Company had investments in debt securities, composed of AFS N-Star CDO bonds, which were subordinate bonds retained by NRF Holdco from its sponsored collateralized debt obligations ("CDOs"), and CDO bonds originally issued by NRF Holdco that it subsequently repurchased at a discount, all of which were collateralized primarily by commercial real estate debt and securities.
The balance of N-Star CDO bonds at December 31, 2021, classified as Level 3 fair value, is summarized as follows.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2021	$55,041	$(24,882)	$6,372	$—	$36,531
Prior to its sale, the fair value of N-Star CDO bonds represent a component of the overall sales price for the disposition of NRF Holdco.
There was no provision for credit loss in 2022 prior to disposition but $0.2 million was recognized in 2021. Credit losses were determined based upon an analysis of the present value of contractual cash flows expected to be collected from the underlying collateral as compared to the amortized cost basis of the security.

Level 3 Recurring Fair Values
The following table presents changes in recurring Level 3 fair value assets held for disposition. Realized and unrealized gains (losses) are included in AOCI for AFS debt securities, other gain (loss) for loans receivable and equity method losses for equity method investments, all of which are presented in discontinued operations (Note 12).

		Fair Value Option
(In thousands)	AFS Debt Securities Held for Disposition	Loans Held for Disposition	Equity Method Investments Held for Disposition
Fair value at December 31, 2020	$28,576	$1,258,539	$153,259
Purchases, drawdowns, contributions and accretion	10,283	3,631	(6,953)
Paydowns, distributions and sales	(691)	(8,798)	—
Change in accrued interest and capitalization of paid-in-kind interest	—	4,991	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	(199,082)	(23,895)
Other comprehensive loss (1)	(3,309)	(33,072)	(4,707)
Fair value at March 31, 2021	$34,665	$1,026,209	$117,704

Net unrealized gains (losses) on instruments held at March 31, 2021
In earnings	$(194)	$(199,082)	$(24,820)
In other comprehensive loss	$(3,309)	N/A	N/A

Fair value at December 31, 2021	$36,531	$55,878	$79,309
Purchases, drawdowns, contributions and accretion	195	—	—
Paydowns, distributions and sales	(36,726)	(54,490)	(903)
Change in accrued interest and capitalization of paid-in-kind interest	—	(1,013)	—
Realized and unrealized losses in earnings, net	—	(375)	—
Other comprehensive loss (1)	—	—	(1,721)
Fair value at March 31, 2022	$—	$—	$76,685

Net unrealized gains (losses) on instruments held at March 31, 2022
In earnings	$—	$—	$—
In other comprehensive loss	$—	N/A	N/A
__________
(1)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation differences on the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.
12. Discontinued Operations
Discontinued operations represent the following:
•Wellness Infrastructure—operations of the Wellness Infrastructure business, along with other non-core assets held by NRF Holdco prior to the sale of 100% of the equity of NRF Holdco in February 2022. The non-core assets held by NRF Holdco were composed primarily of: (i) the Company's equity interest in and management of NorthStar Healthcare Income, Inc., debt securities collateralized largely by certain debt and preferred equity within the capital structure of the Wellness Infrastructure portfolio, limited partnership interests in private equity real estate funds; as well as (ii) the 5.375% exchangeable senior notes, trust preferred securities and corresponding junior subordinated debt, all of which were issued by NRF Holdco who acts as guarantor.
The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million in cash and a $155 million unsecured promissory note (the "Seller Note"). In addition, NRF Holdco distributed approximately $35 million of cash to the Company prior to closing. The Seller Note, which is classified as held for investment, matures five years from closing of the sale, accruing paid-in-kind interest at 5.35% per annum. The sale included the acquirer's assumption of $2.57 billion of consolidated investment level debt on various healthcare portfolios in which the Company owned between 69.6% and 81.3%, and $293.7 million of debt at NRF Holdco.
•Other—operations of substantially all of the Company's OED investments and Other IM business that were previously in the Other segment prior to sale of the Company's equity interests and subsequent deconsolidation of these subsidiaries in December 2021, for which the Company received cash consideration of $443.4 million, net of closing adjustments of $31.2 million. The OED investments and Other IM business are composed of various non-digital real estate, real estate-related equity and debt investments, general partner interests and management rights with respect to these assets, and underlying compensation and administrative costs for managing these assets. Also included in discontinued operations are the economics related to the management of BRSP prior to termination of its management contract, which had resulted in a one-time termination payment of $102.3 million in April 2021.
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
Income (loss) from discontinued operations is presented below.

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Property operating income	$69,202	$229,489
Interest income	1,025	5,953
Fee income	4,910	20,198
Other income	5,144	11,137
Revenues from discontinued operations	80,281	266,777
Expenses
Property operating expense	36,669	178,484
Interest expense	112,947	110,722
Transaction-related costs and investment expense	3,347	9,971
Depreciation and amortization	2,339	50,880
Impairment loss	23,802	123,760
Compensation and administrative expense	22,051	28,759
Expenses from discontinued operations	201,155	502,576
Other income (loss)
Gain on sale of real estate	—	45,750
Other loss, net	(624)	(200,043)
Equity method earnings (losses)	11,988	(94,886)
Loss from discontinued operations before income taxes	(109,510)	(484,978)
Income tax benefit	2,112	3,718
Loss from discontinued operations	(107,398)	(481,260)
Loss from discontinued operations attributable to:
Noncontrolling interests in investment entities	(6,175)	(303,851)
Noncontrolling interests in Operating Company	(8,135)	(16,908)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(93,088)	$(160,501)
13. Fair Value
Recurring Fair Values
Financial assets and financial liabilities carried at fair value on a recurring basis include financial instruments for which the fair value option was elected, but exclude financial assets under the NAV practical expedient. Fair value is categorized into a three tier hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques, as follows.
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

Marketable Equity Securities
Marketable equity securities of $197.7 million at March 31, 2022 and $201.9 million at December 31, 2021 (Note 5) consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain foreign-denominated investments or investments in foreign subsidiaries (in GBP and EUR), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed to LIBOR and GBP LIBOR at December 31, 2021). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively.
Fair values were $5.2 million at March 31, 2022 and $0.9 million at December 31, 2021 for derivative assets, included in other assets, and $4.9 million at March 31, 2022 for derivative liabilities, included in other liabilities. The Company did not have any derivatives in a liability position at December 31, 2021. All derivative positions were non-designated economic hedges. Derivative notional amounts aggregated to the equivalent of $1.2 billion at March 31, 2022 and $182.3 million at December 31, 2021 for foreign exchange contracts, and $2.0 billion at December 31, 2021 for interest rate contracts. There were no interest rate contracts at March 31, 2022.
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
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Foreign currency contracts:
Non-designated contracts
Realized and unrealized gain (loss) in earnings	$1,510	$(245)
Interest rate contracts:
Designated contracts
Interest expense (1)	—	20
Realized loss transferred from AOCI to earnings	—	(1,292)
Non-designated contracts
Realized and unrealized gain (loss) in earnings	61	(16)
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
Loans Receivable
Loans receivable held for investment are carried at fair value under the fair value option, consisting of corporate loans to borrowers in the digital infrastructure and telecommunications sector, and are predominantly warehoused for a future digital credit investment vehicle and securitization vehicles. At March 31, 2022, fair value of loans held for investment totaled $504.7 million ($173.9 million at December 31, 2021), with $176.8 million classified as Level 2 ($91.0 million at December 31, 2021) and $328.0 million classified as Level 3 ($82.9 million at December 31, 2021).
Level 2 loans held for investment represent bank syndicated loans for which fair value was obtained from a reputable pricing service and was based upon quotations from dealers who act as market makers for these loans. Fair value of Level 3 loans held for investment were determined based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing and operating results of the borrower, and applying discount rates ranging between 5.5% to 10.0% at March 31, 2022 and 8.9% to 10.0% at December 31, 2021.
There were no loans that were 90 days or more past due as to principal or interest at March 31, 2022 and December 31, 2021. As of March 31, 2022, one loan with fair value of $4.7 million and unpaid principal balance of $5.4 million has been placed on nonaccrual.
Equity Method Investments
At March 31, 2022 and December 31, 2021, there were no equity method investments under the fair value option other than investments held for disposition (Note 11). One equity method investment that was under the fair value option was accounted for as a marketable equity security beginning May 2021 following a merger of the investee into a special purpose acquisition company.

The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss) for loans receivable and equity method earnings (losses) for equity method investments.

	Fair Value Option
(In thousands)	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2020	$36,798	$28,540
Change in accrued interest and capitalization of paid-in-kind interest	(245)	—
Realized and unrealized gain in earnings, net	270	8,260
Fair value at March 31, 2021	$36,823	$36,800

Net unrealized gains (losses) in earnings on instruments held at March 31, 2021	$—	$8,260

Fair value at December 31, 2021	$82,930	$—
Purchases, originations, drawdowns and contributions	360,990	—
Paydowns, distributions and sales	(112,500)	—
Change in accrued interest and capitalization of paid-in-kind interest	(650)	—
Realized and unrealized loss in earnings, net	(2,815)	—
Fair value at March 31, 2022	$327,955	$—

Net unrealized loss in earnings on instruments held at March 31, 2022	$(2,815)	$—
Investment Carried at Fair Value Using Net Asset Value
The Company has an investment in a non-traded healthcare REIT of $45.2 million at March 31, 2022 and $44.6 million at December 31, 2021. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairment is discussed in Note 11 for real estate, Notes 5 and 11 for equity method investments, and Note 11 for intangible assets.
Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$285,001	$—	$285,001	$291,848
Convertible and exchangeable senior notes	457,991	—	—	457,991	275,766
Investment-level secured debt	—	3,422,265	966,890	4,389,155	4,555,632
December 31, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$291,394	$291,394	$291,394
Convertible and exchangeable senior notes	716,970	—	—	716,970	334,264
Investment-level secured debt	—	3,598,655	655,270	4,253,925	4,234,744

Debt—Senior notes were valued using the last trade price in active markets. Fair value of investment-level debt were estimated by either discounting expected future cash outlays at interest rates available to the respective borrower subsidiaries for similar instruments or for securitized debt, based upon indicative bond prices quoted by brokers in the secondary market. Fair value of the secured fund fee revenue notes approximated its carrying value.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $51.0 million at March 31, 2022 and $53.1 million at December 31, 2021. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At March 31, 2022 and December 31, 2021, the consolidated private funds had total assets of $238.5 million and $230.6 million, respectively, and total liabilities of $71.7 million and $63.0 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $362.4 million at March 31,

2022 and $382.7 million at December 31, 2021, included in equity investments, and $46.0 million at March 31, 2022 and $45.4 million at December 31, 2021, included within assets held for disposition.
Securitizations
The Company previously securitized loans receivable and CRE debt securities using VIEs. Upon securitization, the Company had retained beneficial interests in the securitization vehicles, usually in the form of equity tranches or subordinate securities. The Company also previously acquired securities issued by securitization trusts that are VIEs. The securitization vehicles were structured as pass-through entities that receive principal and interest on the underlying mortgage loans and debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities were transferred into securitization vehicles such that these assets were restricted and legally isolated from the creditors of the Company, and therefore were not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles did not have any recourse to the general credit of the Company and its other subsidiaries.
Unconsolidated Securitizations—The Company did not consolidate the assets and liabilities of CDOs in which the Company had an interest but did not retain the collateral management function. Prior to a disposition in February 2022 of all the unconsolidated CDOs, comprising CDO bonds held by NRF Holdco (Note 13), the Company’s exposure to loss was limited to its investment in these CDOs, which aggregated to $30.2 million at December 31, 2021, previously presented as debt securities within assets held for disposition (Note 11).
Trusts
Prior to the sale of NRF Holdco in February 2022, wholly-owned subsidiaries of NRF Holdco that were formed as statutory trusts, NorthStar Realty Finance Trust I through VIII (the “Trusts”), previously issued trust preferred securities ("TruPS") in private placement offerings and used the proceeds to purchase junior subordinated notes to evidence loans made to NRF Holdco. The sole assets of the Trusts consisted of a like amount of junior subordinated notes issued by the Issuer at the time of the offerings (the "Junior Notes"). Neither the Company nor the OP was an obligor or guarantor on the Junior Notes or the TruPS.
The Company had owned all of the common stock of the Trusts but did not consolidate the Trusts as the holders of the preferred securities issued by the Trusts were the primary beneficiaries of the Trusts. The Company had accounted for its interest in the Trusts under the equity method and its maximum exposure to loss was limited to its investment carrying value of $3.7 million at December 31, 2021. The Trusts were recorded as equity investments and the junior subordinated notes as debt, both previously classified as held for disposition (Note 11).

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net loss allocated to common stockholders
Loss from continuing operations	$(236,286)	$(146,339)
Loss from continuing operations attributable to noncontrolling interests	82,817	60,550
Loss from continuing operations attributable to DigitalBridge Group, Inc.	$(153,469)	$(85,789)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	(93,088)	(160,501)
Preferred dividends	(15,759)	(18,516)
Net loss attributable to common stockholders	(262,316)	(264,806)
Net income allocated to participating securities	—	—
Net loss allocated to common stockholders—basic	(262,316)	(264,806)
Interest expense attributable to convertible and exchangeable notes (1)	—	—
Net loss allocated to common stockholders—diluted	$(262,316)	$(264,806)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	569,940	474,899
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	569,940	474,899
Loss per share—basic
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	(0.16)	(0.34)
Net loss attributable to common stockholders per common share—basic	$(0.46)	$(0.56)
Loss per share—diluted
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	(0.16)	(0.34)
Net loss attributable to common stockholders per common share—diluted	$(0.46)	$(0.56)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended March 31, 2022 and 2021, the effect of adding back $138.0 million of debt extinguishment loss (Note 8) and interest expense and $7.7 million of interest expense, respectively, and 66,323,000 and 144,576,000 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 8,657,000 and 10,395,900 for the three months ended March 31, 2022 and 2021, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 11,751,000 and 7,680,900 for the three months ended March 31, 2022 and 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At March 31, 2022 and 2021, 50,915,500 and 51,532,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
16. Fee Income
The Company's digital investment management platform manages capital on behalf of a diverse, global investor base, including but not limited to, sovereign wealth funds, public and private pensions, asset managers, insurance companies, and endowments, for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12):

	Three Months Ended March 31,
(In thousands)	2022	2021
Management fees	$42,191	$27,739
Incentive fees	2	594
Other fees	644	1,110
Total fee income—affiliates	$42,837	$29,443

Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts. Management fees are calculated generally at annual rates ranging from 0.2% to 1.5% of investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital; or net asset value for vehicles in the liquid securities strategy.
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
17. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2022, an aggregate 85.2 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2022 PSU Grants	2021 PSU Grants	2020 PSU Grants
Expected volatility of the Company's class A common stock (1)	32.4%	35.4%	34.1%
Expected annual dividend yield (2)	0.0%	0.0%	9.3%
Risk-free rate (per annum) (3)	2.0%	0.3%	0.4%
__________
(1)    Based upon the historical volatility of the Company's stock and those of a specified peer group.

(2)    Based upon the Company's expected annualized dividends. Expected dividend yield is zero for the 2022 and 2021 PSU award as the Company suspended common dividends beginning with the second quarter of 2020.
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
LTIP units issued have either (1) a service condition only, valued based upon the Company's class A common stock price on grant date; or (2) both a service condition and a market condition based upon the Company's class A common stock achieving a target price over a predetermined measurement period, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation.
The following assumptions were applied in the Monte Carlo model under a risk-neutral premise:

2019 LTIP Grant (1)
Expected volatility of the Company's class A common stock (2)	28.3%
Expected dividend yield (3)	8.1%
Risk-free rate (per annum) (4)	1.8%
__________
(1)    Represents 10 million LTIP units granted to the Company's Chief Executive Officer, Marc Ganzi, in connection with the Company's acquisition of Digital Bridge Holdings, LLC in July 2019, with vesting based upon achievement of the Company's class A common stock price closing at or above $10 over any 90 consecutive trading days prior to the fifth anniversary of the grant date.
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Compensation expense (including $37 and $1,064 related to dividend equivalent rights)	$9,731	$15,906

Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2021	8,190,263	10,461,256	101,748	9,589,564	10,487,396	38,830,227	$3.69	$2.51
Granted	3,770,706	—	—	—	742,696	4,513,402	7.62	6.92
Vested	(3,053,570)	(461,256)	—	—	(1,233,911)	(4,748,737)	4.38	4.33
Forfeited	(13,676)	—	—	—	(2,138,743)	(2,152,419)	1.82	5.79
Unvested shares and units at March 31, 2022	8,893,723	10,000,000	101,748	9,589,564	7,857,438	36,442,473	4.46	2.87
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $33.4 million and $27.5 million for the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $53.1 million, which is expected to be recognized over a weighted average period of 2.4 years. This excludes $25.1 million of unvested RSUs that are not currently probable of achieving their performance conditions and have a remaining performance measurement period of 2.1 years.
Awards Granted by Managed Companies
Prior to the termination of the Company’s management agreement with BRSP on April 30, 2021, BRSP granted equity awards to the Company and certain of the Company's employees ("managed company awards") that typically vest over a three-year period, subject to service conditions. Generally, the Company granted the managed company awards that it received in its capacity as manager to its employees with substantially the same terms and service requirements. Such grants were made at the discretion of the Company, and the Company may consult with the board of directors or compensation committee of BRSP as to final allocation of awards to its employees.
Managed company awards granted to the Company, pending grant by the Company to its employees, are recognized based upon their fair value at grant date as other asset and other liability on the consolidated balance sheet. The deferred revenue liability is amortized into other income as the awards vest to the Company.
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
The BRSP equity awards granted by the Company to its employees fully vested and accelerated upon termination of the management contract in April 2021. Equity-based compensation expense related to managed company awards was $4.6 million in 2021, with a corresponding amount recognized in other income, all of which were reflected in discontinued operations (Note 12).
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

Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for disposition (Note 11):

(In thousands)	March 31, 2022	December 31, 2021
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$41,596	$41,859
Cost reimbursements and recoverable expenses	8,641	7,317
Employees and other affiliates	150	54
	$50,387	$49,230
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
Such cost reimbursements, included in other income, totaled $3.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Separately, reimbursements of direct and indirect operating costs for managing the operations of BRSP prior to termination of the BRSP management agreement in April 2021 are reflected in other income within discontinued operations (Note 12) and related receivable is reflected as amounts due from affiliates within assets held for disposition (Note 11).
Recoverable Expenses—The Company pays organization and offering costs associated with the formation and capital raising of investment vehicles sponsored by the Company, for which the Company recovers from these investment vehicles up to specified thresholds, as applicable.
Digital Real Estate Acquisitions—Marc Ganzi, Chief Executive Officer of the Company, and Ben Jenkins, President and Chief Investment Officer of the Company, were former owners of Digital Bridge Holdings, LLC ("DBH") prior to its merger into the Company in July 2019. Messrs. Ganzi and Jenkins had retained their equity investments and general partner interests in the portfolio companies of DBH, which include DataBank and Vantage.
As a result of the personal investments made by Messrs. Ganzi and Jenkins in DataBank and Vantage SDC prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC (Note 3) and the acquisition of additional interest in DataBank from an existing investor in January 2022 (Note 10).
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest allocation attributed to such investments by Messrs. Ganzi and Jenkins as general partner do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet, in the amount of $21.6 million at March 31, 2022 and $20.8 million at December 31, 2021. Carried interest allocated during the period is recorded as net income attributable to noncontrolling interests totaling $0.8 million for the three months ended March 31, 2022, with an immaterial allocation in the first quarter of 2021.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At March 31, 2022 and December 31, 2021, such investments in consolidated investment vehicles and general partner entities totaled $16.3 million and $19.5 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was immaterial for the three months ended March 31, 2022 and 2021, respectively.

Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. The Company expensed $5.6 million in the three months ended March 31, 2022 pursuant to the Advancement Agreement.
19. Segment Reporting
The Company conducts its business through two reportable segments as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its Digital Bridge Partners platform ("DBP") and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are attributed 31.5% to Wafra, a significant investor in our Digital IM business, until such time Wafra's interest is redeemed by the Company (as discussed further in Note 10).
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 21.8% as of March 31, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
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

•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. Elimination adjustment pertains to fee income earned by the Digital IM segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating segment and in Corporate and Other. Such adjustments amounted to $0.8 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. Effective the second quarter of 2021, segment results are presented before elimination of intercompany fees. Fee income in Digital IM and fee expense in Digital Operating and in Corporate and Other were previously eliminated within the respective segments.
All changes in segment presentation are reflected for all prior periods presented.
Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including selected income and expense items, reconciled to the consolidated statement of operations.

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Three Months Ended March 31, 2022
Total revenues	$44,893	$202,522	$10,044	$257,459
Property operating expense	—	84,003	—	84,003
Interest expense	2,502	36,184	5,344	44,030
Depreciation and amortization	5,276	122,891	400	128,567
Equity method earnings (losses), including carried interest	(31,062)	—	19,190	(11,872)
Income tax benefit (expense)	(2,374)	330	9,457	7,413
Loss from continuing operations	(9,143)	(74,141)	(153,002)	(236,286)
Net loss from continuing operations attributable to DigitalBridge Group, Inc.	(7,602)	(12,824)	(133,043)	(153,469)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(93,088)
Net loss attributable to DigitalBridge Group, Inc.				$(246,557)

Three Months Ended March 31, 2021
Total revenues	$31,120	$189,202	$259	$220,581
Property operating expense	—	79,862	—	79,862
Interest expense	—	31,132	8,648	39,780
Depreciation and amortization	6,267	122,221	10,937	139,425
Equity method losses, including carried interest	(195)	—	(16,444)	(16,639)
Income tax benefit (expense)	(2,645)	12,268	13,573	23,196
Income (loss) from continuing operations	7,663	(64,260)	(89,742)	(146,339)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	6,879	(10,074)	(82,594)	(85,789)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(160,501)
Net loss attributable to DigitalBridge Group, Inc.				$(246,290)

Total assets and equity method investments of reportable segments are summarized as follows:

	March 31, 2022		December 31, 2021
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Investment Management	$596,425	$108,616	$655,152	$140,027
Digital Operating	8,209,995	—	7,608,451	—
Other	2,274,430	546,453	2,257,598	533,069
	11,080,850	655,069	10,521,201	673,096
Assets held for disposition related to discontinued operations	151,307	147,514	3,676,615	182,552
	$11,232,157	$802,583	$14,197,816	$855,648
20. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of March 31, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
21. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $78 and $204	$70,065	$126,892
Cash received (paid) for income tax, net	(328)	2,123
Operating lease payments	15,650	16,781
Finance lease payments	3,916	3,820
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	$(5,488)	$(9,510)
Net cash provided by (used in) investing activities of discontinued operations	(86,387)	12,004
Net cash used in financing activities of discontinued operations	(12,653)	(18,984)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$15,759	$18,516
Improvements in operating real estate in accrued and other liabilities	9,910	6,268
Receivable from loan repayments and asset sales	14,009	—
Operating lease right-of-use assets and lease liabilities established	1,498	7,170
Redemption of OP Units for common stock	2	16
Exchange of notes into shares of Class A common stock	60,317	—
Seller Note received in sale of the equity of NRF Holdco	154,992	—
Assets disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,420,783	2,814,793
Liabilities disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,144,700	2,840,065
Noncontrolling interests of investment entities deconsolidated (1)	215,777	22,413
__________
(1)    Represents deconsolidation of noncontrolling interests upon sale of the Company's equity interests in investment entities (Note 12).
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
•the impact of initiatives related to our digital transformation, including the strategic investment by Wafra and the formation of certain other investment management platforms, on our growth and earnings profile;
•whether the transactions with Wafra and AMP Capital will be completed within the time frame and on the terms anticipated or at all, and whether we will realize any of the anticipated benefits from the transactions;
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
•our levels of leverage;
•adverse domestic or international economic conditions, including those resulting from the COVID-19 pandemic, supply chain difficulties and possible inflation;
•the impact of legislative, regulatory and competitive changes;
•the risks of transitions from a REIT to a C-corporation for tax purposes, and the related liability for corporate and other taxes;
•whether we will be able to utilize existing tax attributes to offset taxable income to the extent contemplated;
•our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•changes in our board of directors or management team, and availability of qualified personnel;
•our ability to make or maintain distributions to our stockholders; and
•our understanding of our competition.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at www.sec.gov.
In this Quarterly Report, unless specifically stated otherwise or the context indicates otherwise, the terms " the "Company," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Partnership,” our “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a
Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.

Our Organization
We are a leading global-scale digital infrastructure firm that invests, directly and through our portfolio companies, across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. At March 31, 2022, we have $47 billion of assets under management, comprising digital infrastructure assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London and Singapore, and have approximately 230 employees.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through the OP, our operating subsidiary. At March 31, 2022, we owned 92% of the OP, as its sole managing member.
We operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
Transition to C-Corporation
Prior to January 1, 2022, the Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which generally provided that the Company was not subject to U.S. federal and state income taxes on its taxable income to the extent that it annually distributed such income to stockholders. The income earned through the Company’s underlying taxable REIT subsidiaries ("TRS"), primarily the investment management earnings, however, was subject to U.S. federal and state income tax.
In the first quarter of 2022, the Company completed the disposition of its non-digital assets, as described below, and in connection with its digital transformation, has recorded significant growth in its Digital Investment Management ("Digital IM") business.
Due to the pace of growth of the Company's Digital IM business and other strategic transactions that the Company may pursue, the Company’s Board of Directors and management agreed to discontinue actions necessary to maintain qualification as a REIT for 2022. Commencing with the taxable year ending December 31, 2022, all of the Company’s taxable income, except for income generated by subsidiaries that have elected or anticipate electing REIT status, is subject to U.S. federal and state income tax at the applicable corporate tax rate. Any dividends paid to stockholders will no longer be tax deductible. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
The Company anticipates that operating as a C-Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements. This includes the intended deployment of capital to redeem third party interest in the Company’s Digital IM business, retaining and reinvesting earnings in other new initiatives in the Digital IM business, and warehousing digital infrastructure investments in the future that may be non-REIT qualified assets.
The Company’s transition to a C-Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and net operating loss (“NOL”) carry forwards. As of March 31, 2022, there was no material net tax effect on the Company’s consolidated statement of operations as a result of the Company's transition to a C-Corporation.
Our Business
At March 31, 2022, the Company has $46.6 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet.
The Company conducts its business through two reportable segments, as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its Digital Bridge Partners platform ("DBP") and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment are attributed 31.5% to Wafra, a significant investor in our Digital IM business, until such time Wafra's interest is redeemed by the Company (as discussed further in Note 10 to the consolidated financial statements).

•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 21.8% as of March 31, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
Digital Transformation
In February 2022, the Company completed its digital transformation that commenced in the second quarter of 2020. The Company's completed disposition of its hotel business (March 2021), Other Equity and Debt ("OED") investments and non-digital investment management ("Other IM") business (December 2021), and its Wellness Infrastructure business (February 2022) each represented a strategic shift in the Company's business that had a significant effect on the Company’s operations and financial results, and accordingly, had met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets, and the related operating results are presented as discontinued operations on the consolidated statements of operations (refer to Item 1. "Financial Statements" of this Quarterly Report).
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2022 through the date of this filing.
Transition To C-Corporation
•We have discontinued actions necessary to maintain qualification as a REIT for 2022, and will be taxed as a C-Corporation. Absent REIT constraints, we will have more flexibility to execute various strategic initiatives, including the proposed Wafra transaction, as discussed below. Incremental tax burden is not expected to be significant in the near term given the availability of significant capital loss and NOL carry forwards and that our Digital IM business was previously taxable under a TRS.
Financing
•We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes in March 2022 for shares of our class A common stock and cash, resulting in 74% of the original issuance exchanged to-date, which will generate future interest savings.
•Effective April 2022, the availability under our VFN was increased by $100 million to $300 million.
Digital Business
Digital IM
•In April 2022, we agreed to redeem Wafra's 31.5% interest in our Digital IM business. With limited exceptions, Wafra will also sell or forgo its carried interest entitlement from future, but not from existing, investment management products. Consideration for the redemption consists of: (i) upfront amount of $390 million in cash (subject to certain net cash and closing adjustments) to be paid using cash on hand and issuance of 57,741,599 shares of our Class A common stock; and (ii) contingent amount between $90 million and up to $125 million based upon achievement of new capital formation targets that may become payable in March 2023 and March 2024, with up to 50% payable in shares of our Class A common stock at our election.
The transaction will be accretive to our shareholders through full ownership of our high growth and high margin Digital IM platform. All net cash flows from our fee business will immediately accrue to us at 100% and similarly, with net carried interest from new investment products in the future.
The transaction is expected to close in May 2022. Refer to further descriptions of the transaction in Note 10 to the consolidated financial statements.

•In April 2022, we agreed to acquire AMP Capital's global infrastructure equity investment management business, composed of its management platform, fund sponsor investments, and retained performance fees. Consideration for the acquisition consists of: (i) an upfront amount of A$458 million (approximately $327 million), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million (approximately $129 million), primarily based upon future fundraising for the third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. The transaction is expected to close in the second half of 2022.
AMP Capital’s global infrastructure equity platform will be a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition will add $5.5 billion in fee earning assets under management, comprising $3.4 billion GIF II and $1.4 billion GIF I investment funds, and co-investment vehicles, and is expected to be immediately accretive to our fee related earnings.
Digital Operating
DataBank
•In March 2022, DataBank acquired four colocation data centers in Houston, Texas for $670 million, funded by a combination of $262.5 million of debt and $407.5 million of equity, of which the Company's share was $87.0 million.
The new facilities added approximately 308,000 built square feet and 42.5 MW of installed critical IT load, as well as a roster of blue-chip customers. Additionally, one of the facilities is the region’s primary interconnection point that is strategically positioned with access to significant and redundant utility power feeds and access to fast and reliable telecommunications networks.
•In January 2022, we acquired additional interest in DataBank from a selling investor for $32.0 million
•The above transactions increased our ownership in DataBank from 20% to 21.8%.
Other
•In March 2022, we agreed to acquire the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET, "Telenet") for approximately €745 million (or approximately $820 million), to be funded through a combination of debt and equity, including our €458 million (approximately $504 million) equity commitment. The TowerCo investment is intended to thereafter be transferred to a new sponsored investment vehicle as we continue to develop new investment strategies in our Digital IM business.
Telenet’s tower business is a high-quality digital infrastructure asset with stable, predictable cashflows, high cash conversion, and long-term contracts. We will acquire full ownership of Telenet’s passive infrastructure and tower assets, including TowerCo’s nationwide footprint of 3,322 sites in Belgium. Telenet will enter into a long-term Master Lease Agreement (“MLA”) with TowerCo, which includes an initial period of 15 years and two renewals of 10 years each. The MLA also includes a build-to-suit commitment to deploy a minimum of 475 additional new sites with Telenet acting as subcontractor to TowerCo, and provides for payment for such services to Telenet over time.
The transaction is expected to close in the second quarter of 2022.

Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1)(3) (In billions)		FEEUM (2)(3) (In billions)
Type	Products	Description	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Third Party Managed Capital
Institutional Funds	Digital Bridge Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$16.5	$16.6	$11.0	$11.2
	Liquid securities strategy		1.0	0.8	1.0	0.8
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	19.9	19.3	4.4	4.2
	Digital real estate and infrastructure held by portfolio companies		7.1	6.9	2.4	2.1
			44.5	43.6	18.8	18.3
Balance Sheet Capital (3)
Digital Operating			1.5	1.2	NA	NA
Other			0.6	0.5	NA	NA
			$46.6	$45.3	$18.8	$18.3
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
•FEEUM grew 3% or $0.5 billion to $18.8 billion at March 31, 2022.
•Our acquisition of AMP Capital's global infrastructure equity platform will add another $5.5 billion of FEEUM when the transaction closes in the second half of 2022.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segments.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Continuing Operations

Total revenues
Digital Investment Management	$44,893	$31,120	$13,773
Digital Operating	202,522	189,202	13,320
Corporate and Other (1)	10,044	259	9,785
	$257,459	$220,581	36,878

Income (loss) from continuing operations
Digital Investment Management	$(9,143)	$7,663	$(16,806)
Digital Operating	(74,141)	(64,260)	(9,881)
Corporate and Other	(153,002)	(89,742)	(63,260)
	$(236,286)	$(146,339)	(89,947)

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$(7,602)	$6,879	$(14,481)
Digital Operating	(12,824)	(10,074)	(2,750)
Corporate and Other	(133,043)	(82,594)	(50,449)
	$(153,469)	$(85,789)	(67,680)
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Corporate and Other.
Revenues
Total revenues increased $36.9 million or 17%.
•Digital Investment Management—Revenues from our investment management business grew 44% to $44.9 million as a result of significant growth in our FEEUM from $12.9 billion at March 31, 2021 to $18.8 billion at March 31, 2022 following the successful fundraising for DigitalBridge Partners II, LP ("DBP II") and co-invest vehicles. DBP II had its final closing in December 2021 at $8.3 billion of total commitments, having raised $4.1 billion subsequent to the first quarter of 2021.
•Digital Operating—2022 includes revenue from additional acquisitions, driven by the Vantage SDC portfolio, with an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021.
•Corporate and Other—Revenues in 2022 also reflect interest income from our growing credit investments which we started actively warehousing in 2021 for future credit products.
Income (loss) from continuing operations
•Digital Investment Management—Net loss in the first quarter of 2022 is attributed to a reversal of some of the carried interest that accrued in the fourth quarter of 2021 when fair value increases on most of the underlying fund investments was initially recognized, net of reversal of associated compensation expense (prior to attribution to noncontrolling interest). In this case, the reversal of carried interest is a function of continuing accrual of preferred returns over time while fair value of underlying investments remain largely consistent. Additionally, there was an unrealized loss on our interest in a managed sub-account as net asset value decreased due to mark-to-market of underlying equity securities invested in the account. We have also continued to ramp up resources and invest in our growing Digital IM business.
•Digital Operating—Our Digital Operating segment generally records a net loss, reflecting the effects of real estate depreciation and amortization of lease intangibles. We present our supplemental operating results measure of earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre") for Digital Operating under "—Non-GAAP Measures."
•Corporate and Other—Net losses generally reflect corporate level costs that have not been allocated to our reportable segments. The significantly larger net loss in 2022 was driven by a $133.2 million non-cash loss recognized in connection with an early exchange of $60.3 million of our 5.75% exchangeable notes (refer to discussion in Note 8 to the consolidated financial statements).
Key components of revenue and income (loss) from continuing operations are discussed in more detail below.
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues
Property operating income	$202,511	$189,002	$13,509
Interest income	5,166	854	4,312
Fee income	42,837	29,443	13,394
Other income	6,945	1,282	5,663
Total revenues	257,459	220,581	36,878
Expenses
Property operating expense	84,003	79,862	4,141
Interest expense	44,030	39,780	4,250
Investment expense	9,565	6,893	2,672
Transaction-related costs	165	1,618	(1,453)
Depreciation and amortization	128,567	139,425	(10,858)
Compensation expense, including carried interest	45,190	78,753	(33,563)
Administrative expenses	27,885	17,796	10,089
Total expenses	339,405	364,127	(24,722)
Other income (loss)
Other loss, net	(149,881)	(9,350)	(140,531)
Equity method losses, including carried interest	(11,872)	(16,639)	4,767
Loss before income taxes	(243,699)	(169,535)	(74,164)
Income tax benefit	7,413	23,196	(15,783)
Loss from continuing operations	(236,286)	(146,339)	(89,947)
Loss from discontinued operations	(107,398)	(481,260)	373,862
Net loss	(343,684)	(627,599)	283,915
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(11,220)	2,449	(13,669)
Investment entities	(63,045)	(355,862)	292,817
Operating Company	(22,862)	(27,896)	5,034
Net loss attributable to DigitalBridge Group, Inc.	(246,557)	(246,290)	(267)
Preferred stock dividends	15,759	18,516	(2,757)
Net loss attributable to common stockholders	$(262,316)	$(264,806)	2,490

Property Operating Income and Expense

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Property operating income
Lease income	$184,171	$173,615	$10,556
Data center service revenue	18,340	15,387	2,953
	$202,511	$189,002	13,509

Property operating expense	$84,003	$79,862	4,141
Property operating income and expense amounts are higher in 2022, which includes operating results from additional acquisitions, primarily within the Vantage SDC portfolio, with an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021, as well as DataBank's acquisition of four new data centers in March 2022.
Total real estate carrying value in our Digital Operating segment stood at $5.63 billion at March 31, 2022 compared to $4.45 billion at December 31, 2021.
At March 31, 2022, our portfolio includes 73 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	March 31, 2022	December 31, 2021
Number of data centers (1)
Owned	33	28
Leasehold	49	50
	82	78
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet (2)	1,980	1,949
Leased Square Feet (2)	1,608	1,553
% Utilization Rate (% Leased) (2)	81%	80%
__________
(1) Converted a leased data center to owned in the first quarter of 2022.
(2) Excludes data centers that were not held for the entire period; in this case, four data centers that were acquired in March 2022.
On a same store basis, property operating income and expense also increased in 2022, reflecting an increase in leased square footage, driven by the lease-up of expanded capacity and existing inventory in the Vantage SDC portfolio.
Interest Income
Interest income was $4.3 million higher. In 2022, there was additional interest income from new loans originated or acquired beginning the third quarter of 2021 that are being warehoused for future investment vehicles, as well as an unsecured promissory note in connection with the sale of our Wellness Infrastructure business.
Fee Income

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Digital Investment Management
Management fees	$42,191	$27,739	$14,452
Incentive fees	2	594	(592)
Other fee income	644	1,110	(466)
	$42,837	$29,443	13,394
Fee income was higher by $13.4 million. The increase was driven by the successful fundraising for DBP II which had a final close in December 2021 at $8.3 billion of total commitments, having raised $4.1 billion subsequent to the first quarter of 2021.

Other Income
Other income increased $5.7 million, which can be attributed primarily to higher professional service fees incurred on behalf of and reimbursable by our managed investment vehicles, and dividend income received from our equity interest in a third party non-traded REIT.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Digital Investment Management	$2,502	$—	$2,502
Digital Operating	36,184	31,132	5,052
Other investment-level debt	717	—	717
Corporate-level debt	4,627	8,648	(4,021)
	$44,030	$39,780	4,250
Digital Investment Management—This represents interest expense from our securitized financing facility beginning in July 2021 as the $300 million term loan is attributed largely to the Digital IM segment.
Digital Operating—The increase of $5.1 million is attributed to: (i) interest expense on additional debt raised through securitization transactions by DataBank and Vantage SDC during 2021; and (ii) interest expense on our securitized financing facility which is partially allocated to the Digital Operating segment.
Overall, at March 31, 2022, our data center portfolio was financed by an aggregate $4.48 billion of outstanding debt principal ($4.22 billion at December 31, 2021), primarily fixed rate securitized debt, bearing a combined weighted average interest rate of 2.92% per annum (2.88% per annum at December 31, 2021).
Other Investment-level Debt—This represents interest expense from: (i) our securitized financing facility beginning in July 2021 that is partially allocated to our digital credit and digital liquid investments on the balance sheet; and (ii) interest expense on our credit facilities financing loans that are being warehoused for future securitization vehicles.
Corporate-level Debt—Interest expense was $4.0 million lower in 2022 as we have extinguished $221 million of higher cost corporate debt since March 2021 through early exchanges of our 5.75% exchangeable notes totaling $161 million in the fourth quarter of 2021 and an additional $60 million in the first quarter of 2022. Additionally, the first quarter of 2021 also included interest expense on our corporate credit facility that was terminated in July 2021.
Investment Expense
Investment expense increased $2.7 million, attributable largely to compensatory expense recognized in connection with equity awards granted to the management team of Vantage who performs the day-to-day operations of Vantage SDC.
Transaction-Related Costs
Transaction-related costs are generally in connection with unconsummated investments.
Depreciation and Amortization
Decrease in depreciation and amortization was primarily due to accelerated amortization recognized in the first quarter of 2021 on a trade name intangible in anticipation of the Company's name change in June 2021. In the Digital Operating segment, overall depreciation and amortization was largely consistent between the two periods as increases attributable to assets acquired throughout 2021 were mostly offset by a decrease in amortization expense on lease intangibles following the term expiration on short term leases in our co-location business in the first quarter of 2022.

Compensation Expense

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Cash compensation and benefits	$55,811	$62,880	$(7,069)
Equity-based compensation	9,731	15,906	(6,175)
Incentive and carried interest compensation	(20,352)	(33)	(20,319)
	$45,190	$78,753	(33,563)
Total compensation expense was $33.6 million lower, driven primarily by a reversal of carried interest compensation in the first quarter of 2022. Unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value. Additionally, the first quarter of 2021 included higher severance payments, including acceleration of equity-based compensation.
Administrative Expenses
Administrative expense increased $10.1 million, attributable largely to higher professional fees.
Other Loss
Other loss was $149.9 million in 2022 and $9.4 million in 2021.
The significant loss in 2022 was driven by a non-cash debt extinguishment loss of $133.2 million, recognized in connection with an early exchange of our 5.75% exchangeable notes in March 2022, as discussed further in Note 8 to the consolidated financial statements. Other losses include decreases in fair value of marketable equity securities, held primarily by our consolidated digital liquid funds.
In 2021, the loss was driven by an increase in value of the Blackwells settlement liability prior to its settlement in June 2021 based upon an increase in the DBRG stock price (refer to discussion in Note 13 to the consolidated financial statements). In contrast, there were fair value increases on the marketable equity securities in 2021 that partially offset the Blackwells loss.
Equity Method Earnings (Losses)

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Digital Investment Management (carried interest reversal of $31,079 and $222)	$(31,062)	$(195)	$(30,867)
Other	19,190	(16,444)	35,634
	$(11,872)	$(16,639)	4,767
Digital Investment Management—These amounts represent predominantly unrealized carried interest from our general partner interests in sponsored investment vehicles. Carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized. In the first quarter of 2022, there was a reversal of some of the carried interest that accrued in the fourth quarter of 2021 when fair value increases on most of the underlying fund investments was initially recognized. In this case, the carried interest reversal is a function of continuing accrual of preferred returns over time while fair value of underlying investments remain largely consistent.
Other—These amounts were driven primarily by our investment in BRSP for which we recorded earnings of $12.8 million in 2022 and losses of $27.5 million in 2021. These amounts included basis difference adjustment (as discussed in Note 5 to consolidated financial statements) that increased earnings in 2022 and notably offset some of the losses in 2021. Our share of net losses in 2021 were attributed largely to investment write-downs and BRSP's restructuring costs, including the BRSP management contract termination fee that was paid to us.
2022 also included higher earnings from our limited partnership interests in DBP I and DBP II, representing unrealized fair value increases on the underlying investments of these funds.
In 2021, the BRSP losses were partially offset by fair value increases on an equity method investment that had been accounted for under the fair value option.

Income Tax Benefit
Income tax benefit decreased $15.8 million. The first quarter of 2021 had included deferred tax benefit recognized on NOL from our DataBank subsidiary and in connection with significant severance costs. In the second quarter of 2021, it was determined that DataBank would elect REIT status beginning with the 2021 taxable year and thereafter, only NOL on DataBank TRS is subject to a deferred tax benefit, for which a full valuation allowance was recorded in the first quarter of 2022. The net income tax benefit recorded in the first quarter of 2022 otherwise reflects the tax effect of activities in the Company's TRS in the normal course of business, which continues to be driven primarily by deferred tax benefit on equity-based compensation.
Loss from Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues
Revenues	$80,281	$266,777	$(186,496)
Expenses	(201,155)	(502,576)	301,421
Other gain (loss)	11,364	(249,179)	260,543
Income tax benefit	2,112	3,718	(1,606)
Loss from discontinued operations	(107,398)	(481,260)	373,862
Loss from discontinued operations attributable to noncontrolling interests:
Investment entities	(6,175)	(303,851)	297,676
Operating Company	(8,135)	(16,908)	8,773
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(93,088)	$(160,501)	67,413
Discontinued operations represent primarily the operations of the following businesses: (1) Wellness Infrastructure prior to its disposition in February 2022; (2) opportunistic investments in our OED portfolio and credit investment management business in Other IM prior to disposition of our equity interest and deconsolidation in December 2021; and (3) the Company's hotel business prior to its disposition in March 2021, with the remaining hotel portfolio that was in receivership sold by the lender in September 2021.
Losses in 2022 can be attributed primarily to write-off of unamortized deferred financing costs related to the Wellness Infrastructure debt, which was assumed by the buyer in February 2022.
Losses in 2021 were driven by significant impairment expense and decreases in asset fair values based upon the selling price of our OED and Other IM portfolio.
A detailed income statement on discontinued operations is included in Note 12 to the consolidated financial statements.

Non-GAAP Supplemental Financial Measures
Following our decision not to maintain qualification as a REIT for 2022, we no longer present Funds From Operations, which is a non-GAAP supplemental financial measure that is widely used by the equity REIT industry.
EBITDAre
For the Digital Operating segment in which our DataBank and Vantage SDC subsidiaries operate as REITs, we report earnings before interest, tax, depreciation and amortization for real estate ("EBITDAre"), which is a non-GAAP supplemental financial measure widely used by the equity REIT industry. This non-GAAP measure should not be considered an alternative to GAAP net income (loss) as an indication of operating performance, or to cash flows from operating activities as a measure of liquidity, nor as an indication of the availability of funds for our cash needs, including funds available to make distributions, in our Digital Operating segment. Our calculation of EBITDAre may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
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
EBITDAre represents a widely known supplemental measure of performance, EBITDA, but for real estate entities, which we believe is particularly helpful for generalist investors in REITs. EBITDAre depicts the operating performance of a real estate business independent of its capital structure, leverage and noncash items, which allows for comparability across real estate entities with different capital structure, tax rates and depreciation or amortization policies. Additionally, exclusion of gains on disposition and impairment of depreciated real estate also provides a reflection of ongoing operating performance and allows for period-over-period comparability.
As with other non-GAAP measures, the usefulness of EBITDAre may be limited. For example, EBITDAre focuses on profitability from operations, and does not take into account financing costs, and capital expenditures needed to maintain operating real estate.

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Digital Operating
Total revenues	$202,522	$189,202	$13,320
Property operating expenses	(84,003)	(79,862)	(4,141)
Transaction-related costs and investment expense	(8,016)	(6,565)	(1,451)
Compensation and administrative expense	(26,855)	(25,947)	(908)
Other gain (loss), net	956	(3)	959
EBITDAre	$84,604	$76,825	7,779
The following table presents a reconciliation of net loss to EBITDAre for the Digital Operating segment.

	Three Months Ended March 31,
(In thousands)	2022	2021
Digital Operating
Net loss	$(74,141)	$(64,260)
Adjustments:
Interest expense	36,184	31,132
Depreciation and amortization	122,891	122,221
Income tax benefit	(330)	(12,268)
EBITDAre	$84,604	$76,825
The higher 2022 EBITDAre reflects an increase in rentable square footage, driven by the Vantage SDC portfolio, with an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021, as well as DataBank's acquisition of four new data centers in March 2022.

Liquidity and Capital Resources
Overview
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
In addition to our cash balance at March 31, 2022, our expected liquidity position is $1.0 billion, including the full $300 million availability under our VFN. In the normal course of business, we continue to seek and capitalize on opportunities to syndicate our investments to third party co-investors. We also have access to the capital markets to raise additional funds, namely through issuance of additional series of notes under our securitized financing facility.
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
Significant Liquidity and Capital Activities
•We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes in March 2022, which will generate future interest savings.
•Effective April 2022, the availability under our VFN was increased by $100 million to $300 million.
•We monetized our Wellness Infrastructure business in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and a $155 million unsecured promissory note.
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
•our liability for corporate and other taxes;
•development, construction and capital expenditures on our operating real estate; and
•distributions to our common and preferred stockholders (to the extent distributions have not been suspended).
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including the Company's share of realized net incentive or carried interest, if any;
•cash flow generated from our investments, both from operations and return of capital;
•availability under our VFN;
•issuance of additional term notes under our corporate securitization;
•third party co-investors in our consolidated investments and/or businesses;
•proceeds from full or partial realization of investments;
•investment-level financing; and
•proceeds from public or private equity and debt offerings.
Investment Commitments
Fund Commitments—As of March 31, 2022, we have unfunded commitments of $91 million, predominantly to our DBP funds.

Wafra Redemption—We agreed to redeem Wafra's 31.5% interest in our Digital IM business for $390 million in cash and 57.7 million in shares of our Class A common stock. The transaction is expected to close in May 2022. Additional contingent consideration between $90 million and up to $125 million based upon achievement of new capital formation targets may become payable in March 2023 and March 2024, with up to 50% payable in shares of our Class A common stock at our election.
Acquisition of Tower Assets—We have committed to acquire a mobile telecommunications tower business for approximately €745 million (or approximately $820 million), to be funded through a combination of debt and equity, including a €458 million (approximately $504 million) equity commitment. The acquisition is expected to close in the second quarter of 2022. We expect to temporarily warehouse the investment, which is intended to be transferred thereafter to a new sponsored investment vehicle.
Acquisition of Infrastructure Investment Management Platform—We have committed to acquire AMP Capital's global infrastructure equity investment management platform for A$458 million (approximately $327 million) in cash. The transaction is expected to close in the fourth quarter of 2022. Additional contingent consideration of up to A$180 million (approximately $129 million) may become payable based upon achievement of future fundraising targets.
Lease Obligations
At March 31, 2022, we have $141.0 million and $293.8 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, principally leasehold data centers, and $41.1 million of operating lease obligations on our corporate offices. These amounts represent fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
Dividends
Common Stock—The Company suspended dividends on its class A common stock beginning with the second quarter of 2020. Payment of common dividends was previously subject to certain restrictions under the terms of the corporate credit facility, which was terminated in July 2021. The Company expects to reinstate quarterly common stock dividends beginning the third quarter of 2022, subject to approval of its Board of Directors.
Preferred Stock—At March 31, 2022, we have outstanding preferred stock totaling $884 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $15.8 million per quarter.
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
Additionally, we generate fee related earnings from our digital investment management business. Following the expected conversion of Wafra's 31.5% interest in our Digital IM business into DBRG corporate level ownership, 100% of fee related earnings will be attributable to us. Management fee income is generally a predictable and stable revenue stream, while carried interest and incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. As noted above, in completing our digital transformation, we monetized our Wellness Infrastructure assets in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable.
Debt
Description of our debt is included in Note 8 to the consolidated financial statements.

Our indebtedness at March 31, 2022 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (1) (Per Annum)	Weighted Average Years Remaining to Maturity (2)
Secured fund fee revenue notes	$300,000	3.93%	4.5
Convertible and exchangeable senior notes	278,422	5.21%	1.7
Non-recourse investment level secured debt
Fixed rate	3,644,908	2.44%
Variable rate	964,267	4.36%
	4,609,175	2.84%	3.6
Total debt	$5,187,597
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
Scheduled principal payments on our debt obligations at March 31, 2022 were as follows.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Secured fund fee revenue notes	$—	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	—	200,000	—	78,422	—	—	278,422
Investment-level secured debt
Digital Operating	4,673	491,292	616,503	1,146,517	1,619,690	600,000	4,478,675
Other	—	119,000	11,500	—	—	—	130,500
Total	$4,673	$810,292	$628,003	$1,224,939	$1,919,690	$600,000	$5,187,597
Debt maturities and future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, otherwise based upon initial maturity dates or extended maturity dates if extension criteria are met at March 31, 2022 for extensions that are at the Company's option.
Securitized Financing Facility
As noted above, our VFN availability was increased $100 million to $300 million, all of which is available to be drawn in full as of the date of this filing.
Non-Recourse Investment-Level Secured Debt
Investment level financing is non-recourse to us and secured by the respective underlying real estate.
Significant Developments
•Dispositions—Consolidated investment-level debt of $2.86 billion held by NRF Holdco (previously classified as held for disposition) have been assumed by the acquirer upon sale of NRF Holdco in February 2022, which resulted in further deleveraging of our balance sheet.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$1,257	$(23,937)
Investing activities	(1,102,149)	(7,901)
Financing activities	559,318	99,171
Operating Activities
Cash inflows from operating activities are generated primarily through fee income from our investment management business, property operating income from our real estate investments, interest received from our loan portfolio, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, loan servicing, investment transaction costs, as well as compensation and general administrative costs.
Our operating activities generated net cash inflows of $1.3 million in 2022 and net cash outflows of $23.9 million in 2021.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loans receivable, distributions of capital received from unconsolidated ventures, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $1.1 billion in 2022 and $7.9 million in 2021.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Outflows were significantly higher in 2022 totaling $0.9 billion, attributed to DataBank's acquisition of five data centers, capital expenditures in our data center portfolio and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. Also contributing to the cash outflows was cash assumed by the buyer in the sale of real estate investment holding entities in our Wellness Infrastructure business. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale.
2021 saw net cash outflows of $9.2 million, as proceeds from sales of various European properties and sales of real estate investment holding entities in our hotel business, net of cash assumed by the buyer, were more than offset by capital expenditures.
•Debt investments—Our debt investments generated net cash outflows of $164.1 million in 2022 and $4.5 million in 2021.
Cash outflows in 2022 were driven by origination and acquisition of loans that are warehoused for future investment vehicles, including securitization vehicles; and were partially offset by a loan syndication.
In 2021, there was a $9.7 million acquisition of additional N-Star CDOs by our Wellness Infrastructure segment at a discount (subsequently sold as part of the disposition of NRF Holdco in February 2022), which was partially offset by repayments exceeding disbursements on our loan portfolio.
•Equity investments—In 2022, our equity investments recorded net cash inflows of $8.7 million, largely representing the net activity from the marketable equity securities portfolio of our consolidated liquid funds.
In 2021, we recorded net cash outflows of $25.0 million from equity investments, largely from draws on acquisition, development and construction ("ADC") loans that were accounted for as equity method investments. These ADC loans have since been disposed in conjunction with the sale of investment holding entities in our OED portfolio in December 2021. Purchases and sales of equity investments in 2021 also included the trading activities in marketable equity securities by our consolidated liquid funds.

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
Financing activities generated net cash inflows of $559.3 million in 2022 and $99.2 million in 2021.
•In 2022, the large cash inflows reflect the financing for DataBank's data center acquisition in March 2022 through a term loan and capital contribution from noncontrolling interests. Other investment-level financing included additional amounts drawn on credit facilities to finance loans acquired for future securitization vehicles.
•The financing net cash inflows in 2021 were driven by $91.0 million of net contributions from noncontrolling interests. This was composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle and assumption by Wafra of a portion of our commitments to DBP I. While there were net borrowings from our secured mortgage debt during the period, the cash inflow was offset by a $31.5 million repayment of our remaining convertible senior notes at maturity.
•Dividend payments were $15.8 million in 2022 compared to $18.5 million in 2021 following additional preferred stock redemptions during 2021.
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
Specifically, as part of our underwriting process, we evaluate and review the following data, including, but not limited to: financial data including historical and budgeted financial statements, tenant or customer quality, lease terms and structure, renewal probability, capital expenditure plans, sales pipeline, technical/energy requirements and supply, local and macroeconomic market conditions, leverage and comparable transactions, environmental, social and governance considerations, as applicable. For debt investments, we also analyze metrics such as loan-to-collateral value ratios, debt service coverage ratios, debt yields, sponsor credit ratings and performance history.
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
Allocation Procedures
We currently manage, and may in the future manage, private funds, REITs and other entities that have investment and/or rate of return objectives similar to our own or to other investment vehicles that we manage. In order to address the risk of potential conflicts of interest among us and our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. Pursuant to this policy, and subject to certain priority rights in our DBP funds, investment allocation decisions are based on a suitability assessment involving a review of numerous factors, including the particular source of capital’s investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments and fund life.
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
In order to maintain our exemption from registration under the 1940 Act, and maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.
Interest Rate and Foreign Currency Hedging
Subject to maintaining our exemption from registration under the 1940 Act, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges, and matched currency financing. We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.
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
There have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.
With respect to all critical estimates, we have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. We believe that all of the decisions and assessments applied were reasonable at the time made, based upon information available to us at that time. Due to the inherently judgmental nature of the various projections and assumptions used, and unpredictability of economic and market conditions, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our financial statements in the future.
Recent Accounting Updates
The effects of accounting standards adopted in 2022 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
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
The following discussion excludes the effect of market risk on assets and corresponding liabilities that were held for disposition at March 31, 2022.
Interest Rate Risk
Instruments bearing variable interest rates include our debt obligations and loans receivable warehoused on the balance sheet for future sponsored investment vehicles, all of which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense and interest income, respectively.
Variable Rate Debt (Corporate and Digital Operating)—At March 31, 2022, all of our corporate debt have fixed interest rates. There were no amounts outstanding on our corporate VFN, which is a variable rate revolver. Similarly, investment level financing in our digital operating business are primarily fixed rate securitized notes issued by our subsidiaries, Vantage SDC and DataBank, with $833.8 million or 19% composed of variable rate debt. Our variable rate debt are indexed to either 1-month or 3-month LIBOR. We may utilize derivative instruments, generally interest rate caps, as economic hedges to limit the exposure to interest rate increases on our variable rate debt. There were no interest rate derivatives utilized at March 31, 2022. As our digital operating subsidiaries are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to our shareholders. Based upon the outstanding principal on our variable rate debt at March 31, 2022, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by $8.3 million on a consolidated basis or $1.7 million after attribution to noncontrolling interests.
Variable Rate Loans Receivable and Corresponding Debt—We hold variable rate loans receivable totaling $346.7 million at March 31, 2022, all of which are warehoused on the balance sheet for future sponsored investment vehicles. Our variable rate loans receivable are indexed primarily to LIBOR or SOFR, and a majority of these loans are partially funded through LIBOR-based credit facilities with $130.5 million drawn at March 31, 2022, which reduces our net exposure to interest rate fluctuations. Additionally, our variable rate loans generally have contractual index floors, which establishes minimum index rates. At March 31, 2022, the index rates were less than 1% and were at or marginally above the index floor for these loans. Accordingly, a decrease in interest rates would not materially affect the amount of interest income earned on our variable rate loans.
Foreign Currency Risk
As of March 31, 2022, we have limited direct foreign currency exposure from our foreign operations in the digital operating business and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.

We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent the U.S. dollar is not the functional currency. This applies to our subsidiaries in U.K. and France, which collectively operate six colocation data centers. For the substantial majority of our subsidiaries in Canada that operate our hyperscale data centers, the U.S dollar is the functional currency. The resulting effect from translation of the balance sheets and statements of operations of these subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity, and reclassified into earnings only upon a sale or a complete or substantially complete liquidation of the foreign subsidiary. These subsidiaries with non U.S. dollar functional currencies make up a small percentage of our digital operating business. Accordingly, our exposure to foreign currency risk from the operations of our foreign subsidiaries is limited as of March 31, 2022.
Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. We generally mitigate foreign currency risk on our foreign currency denominated investments by utilizing currency instruments as economic hedges, such as foreign currency put options, forward contracts and costless collars. The maturity date of these instruments approximate the projected dates of related cash flows from the respective investments. At March 31, 2022, our foreign currency exposure consisted primarily of a GBP investment (£35 million) and a purchase commitment in EUR (€458 million equity commitment) for which we have entered into foreign exchange forward contracts to mitigate our exposure, with the exception of a bridge financing in AUD (A$30 million) that was not economically hedged due to its short term nature.
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our digital liquid securities strategy, measured at fair value. At March 31, 2022, our digital liquid securities strategy make up 5% of our $18.8 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Equity Price Risk
At March 31, 2022, we have $197.7 million of investments in marketable equity securities, held largely by our sponsored liquid funds that are consolidated. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may be volatile and fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, level of trades in a security, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employ a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital or noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2022, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
Other than as noted below, there have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on the SEC’s website at www.sec.gov.
Our obligations to pay income taxes will increase beginning with our income taxes for the year ended December 31, 2022.
We expect to terminate our REIT election and became a taxable C-Corporation effective for the taxable year ended December 31, 2022. As a result, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. This could impair our ability to satisfy our financial obligations and negatively impact the price of our securities. This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us. Further, federal and state income tax rates could increase in the future, exacerbating these risks. We also will be disqualified from electing REIT status under the Internal Revenue Code of 1986, as amended, or the Code, through December 31, 2026.
Our ability to use capital loss and NOL carryforwards to reduce future tax payments may be limited.
We have capital loss and NOL carryforwards that we may be able to use to reduce the income taxes that we owe following the termination of our REIT election beginning with our taxable year ending December 31, 2022. However, we must have taxable income or gains in future periods to benefit from these capital loss and NOL carryforwards, and there is a risk that we may not be profitable in future periods.
In addition, our ability to utilize capital loss and NOL carryforwards may be limited by various tax rules, including Sections 382 and 383 of the Code which generally apply if we undergo an “ownership change.” Our use of capital losses or NOLs arising after the date of an ownership change generally would not be affected by the limitations under Sections 382 and 383 (unless there were another ownership change after those new losses arose). In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of existing state tax attributes such as NOLs. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our capital loss and NOL carryforwards, the rules under Sections 382 and 383 are complex and there is no assurance our view is correct or that an ownership change will not occur in the future. Also, to the extent not prohibited by our Articles of Amendment and Restatement, as amended, we may decide in the future that it is necessary or in our interest to take certain actions, including issuing additional shares of our stock, that could result in an ownership change. In the event that we experience one or more ownership changes in the future, our ability to use our pre-change capital loss and NOL carryforwards and other tax attributes to offset our taxable income will be subject to limitations. As a result, we may be unable to use a material portion of the capital loss and NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. In addition, we may be discouraged from issuing additional common stock to raise capital or to acquire businesses or assets because such issuance may result in an ownership change that would cause the limitations imposed by Section 382 and 383 to apply to our capital loss and NOL carryforwards.
We may fail to realize the anticipated benefits of terminating our REIT election and becoming a taxable C-Corporation for our fiscal year ended December 31, 2021 or those benefits may take longer to realize than expected.
We believe that terminating our REIT election and becoming a taxable C-Corporation will, among other things, provide us with greater flexibility to use our free cash flows as we will no longer be required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders. However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C-Corporation. For example, if our cash flows do not meet our expectations, we may be unable to reduce our net recourse debt and deleverage our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C-Corporation will offset its costs, which could be greater than we expect. Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C-Corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

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

The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have continued to focus on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. For example, our managed companies routinely engage our affiliated entities to provide asset level services, in accordance with the relevant fund legal documents. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. On March 21, 2022, we received notice from the staff of the SEC’s Division of Examinations stating that they had closed the examination of Colony Capital Investment Advisors, LLC (CCIA), the investment adviser to certain legacy funds and vehicles holding legacy assets, generally covering the period from 2018-2019. In the letter, the staff noted that although the examination was being closed, the staff disagreed with our positions regarding certain alleged deficiencies relating to CCIA’s compliance with its fiduciary duty, duty of care and disclosure of affiliate transactions involving certain legacy businesses and operations, and that the closing of the exam did not preclude the SEC, including the Division of Enforcement, from taking further action. Although we believe that CCIA acted in accordance with applicable legal requirements and always conducted its business in the best interests of its clients, we have taken a number of steps to improve our investor disclosures and compliance processes in response to the CCIA examination. In addition, almost all of the relevant CCIA-managed investment vehicles and Colony legal entities have either been sold or wound down, and CCIA has not sponsored a new client investment vehicle in over two years and has no plans to do so. Nevertheless, it is possible that the SEC could determine to take further action regarding these matters, which could have a material adverse effect on our business, results of operations or financial condition.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Exchangeable Notes—On March 4, 2022 and March 8, 2022, we issued 25,557,462 shares of our class A common stock and paid $13.9 million of cash in the aggregate to certain holders of the 5.75% exchangeable notes upon exchange by such holders of $60.3 million in aggregate principal amount of the 5.75% exchangeable notes.
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the first quarter of 2022, in satisfaction of a redemption request by a former employee OP Unit holder, 882 shares of our class A common stock were issued to the former employee.
Such shares of class A common stock, as described above, were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Submission of Matters to a Vote of Security Holders—Results of 2022 Annual Meeting of Stockholders
On May 4, 2022, the Company held its 2022 Annual Meeting of Stockholders to vote on the proposals described in detail in the Company's 2021 definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 30, 2022 (the "Proxy Statement"). The final results for the votes regarding each proposal are set forth below.
Proposal 1: Election of Directors

The following persons were duly elected to the Company's Board of Directors to serve until the 2023 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified, by the following vote:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
J. Braxton Carter	413,970,855	4,063,338	296,826	64,086,927
Nancy A. Curtin	413,981,569	3,990,915	358,535	64,086,927
Jeannie H. Diefenderfer	412,280,213	5,783,201	267,605	64,086,927
Jon A. Fosheim	406,973,679	11,048,311	309,029	64,086,927
Marc C. Ganzi	416,284,130	1,816,638	230,251	64,086,927
Gregory J. McCray	413,134,717	4,932,628	263,674	64,086,927
Sháka Rasheed	412,310,295	5,770,725	249,999	64,086,927
Dale Anne Reiss	409,957,684	7,075,715	1,297,620	64,086,927
John L. Steffens	398,218,907	19,782,662	329,450	64,086,927
Proposal 2: Approval (on an advisory, non-binding basis) of Executive Compensation
The Company's stockholders approved (on an advisory, non-binding basis) the compensation of the Company's named executive officers as of December 31, 2021 as described in the Compensation Discussion and Analysis and executive compensation tables of the Proxy Statement. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
352,481,355	58,308,295	7,541,369	64,086,927
Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm
The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2022, by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
470,168,863	11,278,540	970,543	—

Item 6. Exhibits.

Exhibit Number	Description

2.1
Agreement of Purchase and Sale, dated as of April 14, 2022, by and among DigitalBridge Digital IM Holdco, LLC, Wafra Strategic Holdings LP, W-Catalina (B) LLC, W-Catalina (S) LLC, W-Catalina (C) LLC, and, solely with respect to certain sections, DigitalBridge Group, Inc. and DigitalBridge Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2022)

3.1	Restated Charter of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2022)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
4.1
First Amendment to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.2
Amendment No. 1 to Series 2021-1 Supplement to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.1
Amendment to the Purchase and Sale Agreement, dated February 28, 2022, between DigitalBridge Operating Company, LLC and CWP Bidco LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2022)

10.2
Agreement for Sale and Purchase, dated March 25, 2022, between Telenet Group Holding NV and DB SAF Pillar Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2022)

10.3
Amendment No. 1 Class A-1 Note Purchase Agreement, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, together as Asset Entities, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, together as Co-Guarantors, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.4†*	Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Benjamin J. Jenkins
10.5†*	Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Liam Stewart

Exhibit Number	Description

10.6†*	Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Jacky Wu
10.7
Equity Purchase Agreement, by and among AMP Group Holdings Limited, AMP Capital Investors International Holdings Limited, DigitalBridge Operating Company, LLC and DigitalBridge Investment Holdco, LLC, dated as of April 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2022)

10.8†*	Form of Restricted Stock Agreement
10.9†*	Form of Performance Restricted Stock Unit Agreement
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: May 9, 2022

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)