Form 10-Q
period 2022-06-30
DigitalBridge Group, Inc.
filed 2022-08-08
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, 655,593,800 shares of the Registrant's class A common stock and 665,978 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$337,150	$1,602,102
Restricted cash	108,686	99,121
Real estate, net	6,047,928	4,972,284
Loans receivable (at fair value)	514,163	173,921
Equity investments ($202,514 and $201,912 at fair value)	1,080,261	935,153
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,827,960	1,187,627
Assets held for disposition	156,672	3,676,615
Other assets ($28,837 and $944 at fair value)	991,382	740,395
Due from affiliates	51,718	49,230
Total assets	$11,877,288	$14,197,816
Liabilities
Debt, net	$5,539,732	$4,860,402
Accrued and other liabilities ($186,614 and $0 at fair value)	1,624,708	928,042
Intangible liabilities, net	32,840	33,301
Liabilities related to assets held for disposition	719	3,088,699
Dividends and distributions payable	15,759	15,759
Total liabilities	7,213,758	8,926,203
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	102,011	359,223
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $883,500 liquidation preference; 250,000 shares authorized; 35,340 shares issued and outstanding	854,232	854,232
Common stock, $0.01 par value per share
Class A, 949,000 shares authorized; 655,750 and 568,577 shares issued and outstanding	6,557	5,685
Class B, 1,000 shares authorized; 666 shares issued and outstanding	7	7
Additional paid-in capital	7,646,852	7,820,807
Accumulated deficit	(6,875,817)	(6,576,180)
Accumulated other comprehensive income	1,455	42,383
Total stockholders’ equity	1,633,286	2,146,934
Noncontrolling interests in investment entities	2,870,528	2,653,173
Noncontrolling interests in Operating Company	57,705	112,283
Total equity	4,561,519	4,912,390
Total liabilities, redeemable noncontrolling interests and equity	$11,877,288	$14,197,816

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Property operating income	$234,251	$188,985	$436,762	$377,987
Interest income	8,499	1,319	13,665	2,173
Fee income ($43,403, $41,141, $85,407 and $70,398 from affiliates)	44,318	45,157	87,155	74,600
Other income ($788, $908, $4,698 and $1,427 from affiliates)	2,341	1,726	9,286	3,008
Total revenues	289,409	237,187	546,868	457,768
Expenses
Property operating expense	97,290	77,140	181,293	157,002
Interest expense	46,388	37,938	90,418	77,718
Investment expense	7,187	5,871	16,752	12,764
Transaction-related costs	2,756	64	2,921	1,682
Depreciation and amortization	155,352	138,229	283,919	277,654
Compensation expense—cash and equity-based	52,792	48,199	118,334	126,985
Compensation expense—incentive fee and carried interest	49,069	8,266	28,717	8,233
Administrative expenses	26,353	28,505	54,238	46,301
Total expenses	437,187	344,212	776,592	708,339
Other income (loss)
Other loss, net	(46,256)	(27,041)	(196,137)	(36,391)
Equity method earnings	27,427	51,481	46,634	35,064
Equity method earnings—carried interest	110,779	11,169	79,700	10,947
Loss from continuing operations before income taxes	(55,828)	(71,416)	(299,527)	(240,951)
Income tax benefit	2,518	75,239	9,931	98,435
Income (loss) from continuing operations	(53,310)	3,823	(289,596)	(142,516)
Loss from discontinued operations	(14,771)	(98,906)	(122,169)	(580,166)
Net loss	(68,081)	(95,083)	(411,765)	(722,682)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(14,327)	6,025	(25,547)	8,474
Investment entities	(29,102)	36,616	(92,147)	(319,246)
Operating Company	(3,090)	(14,980)	(25,952)	(42,876)
Net loss attributable to DigitalBridge Group, Inc.	(21,562)	(122,744)	(268,119)	(369,034)
Preferred stock dividends	15,759	18,516	31,518	37,032
Net loss attributable to common stockholders	$(37,321)	$(141,260)	$(299,637)	$(406,066)
Loss per share—basic
Loss from continuing operations per common share—basic	$(0.04)	$(0.02)	$(0.33)	$(0.24)
Net loss attributable to common stockholders per common share—basic	$(0.06)	$(0.29)	$(0.51)	$(0.85)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(0.04)	$(0.02)	$(0.33)	$(0.24)
Net loss attributable to common stockholders per common share—diluted	$(0.06)	$(0.29)	$(0.51)	$(0.85)
Weighted average number of shares
Basic	615,932	479,643	593,063	477,284
Diluted	615,932	479,643	593,063	477,284
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(68,081)	$(95,083)	$(411,765)	$(722,682)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(2,688)	521	(2,686)	(2,187)
Available-for-sale debt securities	—	1,363	(6,373)	(1,946)
Cash flow hedges	—	—	—	1,285
Foreign currency translation	(24,340)	(17,185)	(62,281)	(76,803)
Net investment hedges	6,984	(4,202)	6,984	(84)
Other comprehensive loss	(20,044)	(19,503)	(64,356)	(79,735)
Comprehensive loss	(88,125)	(114,586)	(476,121)	(802,417)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(14,327)	6,025	(25,547)	8,474
Investment entities	(36,874)	36,038	(111,930)	(356,480)
Operating Company	(4,016)	(16,605)	(29,474)	(46,934)
Comprehensive loss attributable to stockholders	$(32,908)	$(140,044)	$(309,170)	$(407,477)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(246,290)	—	(246,290)	(355,862)	(27,896)	(630,048)
Other comprehensive loss	—	—	—	—	(21,143)	(21,143)	(36,656)	(2,433)	(60,232)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(22,413)	—	(22,413)
Redemption of OP Units for class A common stock	—	—	16	—	—	16	—	(16)	—
Equity awards issued, net of forfeitures	—	48	16,536	—	—	16,584	308	1,308	18,200
Shares canceled for tax withholdings on vested equity awards	—	(11)	(7,707)	—	—	(7,718)	—	—	(7,718)
Contributions from noncontrolling interests	—	—	—	—	—	—	113,213	—	113,213
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,739)	—	(26,739)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10)	—	—	(2,445)	—	76	(2,369)	4,682	(2,313)	—
Balance at March 31, 2021	999,490	4,878	7,576,873	(6,460,262)	101,056	2,222,035	4,003,905	124,397	6,350,337
Net loss	—	—	—	(122,744)	—	(122,744)	36,616	(14,980)	(101,108)
Other comprehensive income (loss)	—	—	—	—	(15,818)	(15,818)	7,805	(1,625)	(9,638)
Shares issued pursuant to settlement liability	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 21)	—	—	2,028	—	(1,482)	546	(202,887)	—	(202,341)
Redemption of OP Units for class A common stock	—	—	1	—	—	1	—	(1)	—
Equity awards issued, net of forfeitures	—	2	10,194	—	—	10,196	308	1,067	11,571
Shares canceled for tax withholdings on vested equity awards	—	(13)	(9,166)	—	—	(9,179)	—	—	(9,179)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,540	—	24,540
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,678)	—	(33,678)
Preferred stock dividends	—	—	—	(18,516)	—	(18,516)	—	—	(18,516)
Reallocation of equity (Notes 2 and 10))	—	—	(4,530)	—	(81)	(4,611)	—	4,611	—
Balance at June 30, 2021	$999,490	$4,927	$7,622,382	$(6,601,522)	$83,675	$2,108,952	$3,836,609	$113,469	$6,059,030
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net loss	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive loss	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest to fair value (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity awards issued, net of forfeitures	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest (Note 10)	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	854,232	5,981	7,356,363	(6,838,497)	12,753	1,390,832	2,688,907	43,204	4,122,943
Net loss	—	—	—	(21,562)	—	(21,562)	(29,102)	(3,090)	(53,754)
Other comprehensive loss	—	—	—	—	(11,346)	(11,346)	(7,772)	(926)	(20,044)
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(35,026)	—	—	(35,026)	—	—	(35,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 10)	—	—	—	—	—	—	4,087	—	4,087
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	11,047	—	11,047
Redemption of OP Units for class A common stock	—	4	335	—	—	339		(339)	—
Equity awards issued, net of forfeitures	—	9	7,508	—	—	7,517	1,061	591	9,169
Shares canceled for tax withholdings on vested equity awards	—	(7)	(5,060)	—	—	(5,067)	—	—	(5,067)
Contributions from noncontrolling interests	—	—	—	—	—	—	215,790	—	215,790
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,490)	—	(13,490)
Preferred stock dividends	—	—	—	(15,758)	—	(15,758)	—	—	(15,758)
Reallocation of equity (Notes 2 and 10)	—	—	(18,313)	—	48	(18,265)	—	18,265	—
Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(411,765)	$(722,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Paid-in-kind interest added to loan principal, net of interest received	(2,777)	(5,858)
Straight-line rent income	(5,264)	11,982
Amortization of above- and below-market lease values, net	(141)	5,310
Amortization of deferred financing costs and debt discount and premium, net	99,448	51,371
Equity method (gains) losses	(153,019)	18,248
Distributions of income from equity method investments	—	1,269
Allowance for doubtful accounts	—	222
Impairment of real estate and related intangibles and right-of-use asset	35,985	366,347
Depreciation and amortization	286,258	360,418
Equity-based compensation	28,064	30,961
Gain on sales of real estate, net	—	(48,718)
Deferred income tax benefit	(15,645)	(85,458)
Loss on extinguishment of exchangeable notes	133,173	—
Other loss, net	64,035	202,573
(Increase) decrease in other assets and due from affiliates	12,511	(57,321)
Increase (decrease) in accrued and other liabilities and due to affiliates	(2,797)	(20,692)
Other adjustments, net	(763)	(3,076)
Net cash provided by operating activities	67,303	104,896
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(298,526)	(296,998)
Return of capital from equity method investments	25,652	15,033
Acquisition of loans receivable and debt securities	(156,949)	(24,971)
Net disbursements on originated loans	(215,918)	(17,986)
Repayments of loans receivable	19,205	363,686
Proceeds from sales of loans receivable and debt securities	126,644	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,729,766)	(156,944)
Proceeds from sales of real estate	96,660	333,730
Cash and restricted cash assumed by buyer in sales of real estate investment holding entities	(189,453)	—
Proceeds from paydown and maturity of debt securities	566	182
Proceeds from sale of equity investments	239,563	161,222
Investment deposits	(50,552)	(343)
Proceeds from sale of corporate fixed assets	—	14,946
Net (payments) receipts on settlement of derivatives	(11,893)	17,123
Other investing activities, net	(875)	(84)
Net cash (used in) provided by investing activities	(2,145,642)	408,596

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(31,518)	$(37,032)
Repayment or repurchase of senior notes	(14,237)	(31,502)
Borrowings from corporate credit facility and securitized financing facility	270,000	45,000
Repayment of borrowings from corporate credit facility securitized financing facility	(200,000)	—
Borrowings from secured debt	690,082	698,135
Repayment of secured debt	(5,452)	(1,053,528)
Payment of deferred financing costs	(18,586)	(19,029)
Contributions from noncontrolling interests	568,946	178,767
Distributions to and redemptions of noncontrolling interests	(450,337)	(72,596)
Shares canceled for tax withholdings on vested equity awards	(16,477)	(16,897)
Acquisition of noncontrolling interest	(32,076)	—
Net cash provided by (used in) financing activities	760,345	(308,682)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,415)	6,305
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,320,409)	211,115
Cash, cash equivalents and restricted cash, beginning of period	1,766,245	963,008
Cash, cash equivalents and restricted cash, end of period	$445,836	$1,174,123
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2022	2021
Beginning of the period
Cash and cash equivalents	$1,602,102	$703,544
Restricted cash	99,121	67,772
Restricted cash included in assets held for disposition	65,022	191,692
Total cash, cash equivalents and restricted cash, beginning of period	$1,766,245	$963,008

End of the period
Cash and cash equivalents	$337,150	$1,006,195
Restricted cash	108,686	91,144
Restricted cash included in assets held for disposition	—	76,784
Total cash, cash equivalents and restricted cash, end of period	$445,836	$1,174,123
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
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
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2022, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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
In the first quarter of 2022, the Company completed the disposition of substantially all of its non-digital assets, as described below, and in connection with its digital transformation, has recorded significant growth in its Digital Investment Management ("Digital IM") business.
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
The Company’s transition to a C-Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and net operating loss (“NOL”) carryforwards. See Note 7 for additional information.
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
Future Accounting Standards
Contractual Sale Restriction on Equity Securities
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends Topic 820 Fair Value to clarify that a contractual sale restriction that is entity-specific is not part of the unit of account of an equity security and is therefore not considered in measuring the fair value of an equity security, in which case, a discount should not be applied. The amendment further prohibits recognizing the contractual sale restriction as a separate unit of account, that is, as a contra asset or liability. Sale restrictions that are characteristics of the holder of an equity security include, but are not limited to, lock-up agreements, market stand-off agreements, or specific provisions in agreements between shareholders. In contrast, a legal restriction preventing a security from being sold on a national securities exchange or an over-the-counter market is a security-specific characteristic as the restriction would similarly apply to a market participant buyer in an assumed sale of the security. This guidance also applies to issuers of equity securities that are subject to contractual sale restrictions, for example, equity securities issued as consideration in a business combination. The ASU requires additional disclosures related to equity securities that are subject to contractual sale restrictions, specifically (1) the fair value of such equity securities, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in restrictions. The ASU is effective January 1, 2024, with early adoption permitted in the interim periods. Transition is prospective with any fair value adjustments resulting from adoption recognized in earnings and the amount adjusted disclosed in the period of adoption.
For subsidiaries of the Company that are investment companies as defined in ASC 946, the ASU is applied prospectively to equity securities with contractual sale restrictions entered into or modified on or after the adoption date. For equity securities with contractual sale restrictions entered into or modified before the adoption date, the existing accounting policy continues to be applied until the restrictions expire or are modified, and if the existing accounting policy differs from the amended guidance, the additional disclosure requirements under the ASU would be applicable.
The Company and its investment company subsidiaries do not currently have equity securities subject to contractual sale restrictions.
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
The Company and its co-investors also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of June 30, 2022, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $245 million. Most, if not all, of the cost of the expansion capacity has been or will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 8 new tenant leases that commenced in the six months ended June 30, 2022, and 11 new tenant leases that commenced in 2021 related to a portion of the expansion capacity, for aggregate consideration of $67.8 million and $100.8 million, respectively.
All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
Acquisitions by DataBank
2022
•In May 2022, the Company's subsidiary, DataBank, acquired a data center in Atlanta, Georgia for $10.9 million.
•In March 2022, DataBank acquired four colocation data centers in Houston, Texas for $670 million. The acquisition was funded by a combination of $262.5 million of debt and $407.5 million of equity, of which the Company's share was $87.0 million.
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
Tower Assets
In June 2022, the Company acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET) for €740.1 million or $791.3 million (including transaction costs). The assets acquired included owned tower sites, tower sites subject to third party leases, equipment, and customer relationships. The third party leases give rise to right-of-use lease assets and corresponding lease liabilities. The customer relationships intangible primarily relates to a master lease agreement with Telenet as lessee. The acquisition was funded through $326.1 million of debt, $278.1 million of equity from the Company, and $213.8 million in third party equity. In addition to the purchase price, the funds were used to finance transaction costs, debt issuance costs, working capital and as operating cash. This investment is intended to be transferred to a new investment vehicle to be sponsored by the Company and is presented within Corporate and Other in Note 19.
Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. In an asset acquisition, the cost of assets acquired, which includes capitalized transaction costs, is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill.

	Asset Acquisitions
	2022			2021
(In thousands)	TowerCo	Acquisitions by DataBank / zColo US	Vantage SDC Expansion Capacity	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France
Assets acquired and liabilities assumed
Real estate	$363,121	$627,474	$57,344	$479,587	$38,500	$26,083
Intangible assets	673,218	77,885	10,407	82,603	—	8,702
ROU and other assets	234,462	3,994	—	—	—	9,536
Deferred tax liabilities	(243,223)	—	—	—	—	—
Intangible, lease and other liabilities	(236,324)	(2,839)	—	(56,889)	—	(11,303)
Fair value of net assets acquired	$791,254	$706,514	$67,751	$505,301	$38,500	$33,018
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) current replacement cost for towers in consideration of their remaining economic life; and (iv) recent comparable sales or current listings for land. Useful lives of real estate acquired range from 35 to 50 years for buildings and improvements, 15 to 20 years for site improvements, 11 to 71 years for towers and related equipment, and 11 to 20 years for data center infrastructure.
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, discounted at 6.8%, with remaining lease terms ranging between 1 and 15 years.
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 5.5% and 11.25% with remaining lease terms ranging between 1 and 4 years.
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
•Customer relationship intangible assets for towers were valued as the estimated future cash flows to be generated over the life of the tenant relationships based upon rental rates, operating costs, expected renewal terms and attrition, discounted at 6.8%, with estimated useful lives between 19 and 45 years.
•Deferred tax liabilities were recognized for the book-to-tax basis difference associated with the TowerCo acquisition.
•Other assets acquired and liabilities assumed include primarily lease ROU assets associated with leasehold data centers and ground space hosting tower communication sites, along with corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquiree entities. Other liabilities in 2021 also included a deferred purchase consideration associated with the Vantage SDC add-on acquisition.
Purchase Commitment
Infrastructure Investment Management Platform
In April 2022, the Company entered into a definitive agreement to acquire the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited ("AMP Capital"). Consideration for the acquisition consists of: (i) an upfront amount of A$458 million (approximately $327 million), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million (approximately $128 million), primarily based upon future fundraising for AMP Capital's global infrastructure funds. The transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including regulatory approvals. There is no assurance that the acquisition will close in the timeframe contemplated or on the terms anticipated, if at all.
4. Real Estate
The following table summarizes the Company's real estate held for investment.

(In thousands)	June 30, 2022	December 31, 2021
Land	$256,798	$206,588
Buildings and improvements	1,534,005	1,295,204
Data center infrastructure	4,251,968	3,785,561
Towers and equipment	354,938	—
Construction in progress	208,233	77,014
	6,605,942	5,364,367
Less: Accumulated depreciation	(558,014)	(392,083)
Real estate assets, net	$6,047,928	$4,972,284

Real Estate Depreciation
Depreciation of real estate held for investment was $87.3 million and $67.6 million for the three months ended June 30, 2022 and 2021, respectively, and $166.4 million and $135.7 million for the six months ended June 30, 2022 and 2021, respectively.
Property Operating Income
Components of property operating income are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Lease income:
Fixed lease income	$181,188	$150,958	$341,512	$301,387
Variable lease income	33,368	22,901	57,215	46,087
	214,556	173,859	398,727	347,474
Data center service revenue	19,695	15,126	38,035	30,513
	$234,251	$188,985	$436,762	$377,987
For the six months ended June 30, 2022 and 2021, property operating income from a single customer accounted for approximately 18% and 17%, respectively, of the Company's total revenues from continuing operations, or approximately 8% and 9%, respectively, of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.
5. Equity Investments
The Company's equity investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	June 30, 2022	December 31, 2021
Equity method investments
BrightSpire Capital, Inc. (BRSP) (1)	$293,362	$284,985
Company-sponsored private funds (2)	515,566	382,694
Other	4,175	5,417
	813,103	673,096
Other equity investments
Marketable securities (Note 13)	156,812	201,912
Private funds and non-traded REIT	47,269	49,575
Other	63,077	10,570
	$1,080,261	$935,153
__________
(1)    At December 31, 2021, excluded approximately 461,000 shares and 3.1 million units in BRSP held by NRF Holdco that were included in assets held for disposition (Note 11). NRF Holdco was sold in February 2022.
(2)    Includes unrealized carried interest of $195.5 million at June 30, 2022 and $112.0 million at December 31, 2021 in connection with sponsored investment vehicles that are in the early stage of their lifecycle, of which a substantial portion is shared with certain employees.
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
BrightSpire Capital, Inc. (NYSE: BRSP)
At June 30, 2022, the Company owned approximately 35.0 million shares in BRSP for a 27.1% interest in BRSP (29.0% at December 31, 2021, including BRSP shares and units held by NRF Holdco that were disposed in February

2022), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. In connection with the internalization of BRSP in April 2021, the Company had entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders and is prohibited from acquiring additional BRSP shares.
Disposition—In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including a proportion of basis difference associated with the BRSP shares disposed, as discussed below).
OTTI—In the second quarter of 2022, the Company determined that the deficit between fair value of the Company's investment in BRSP, based upon BRSP's closing stock price at June 30, 2022, and its carrying value did not represent OTTI of its investment in BRSP as the Company has the intent and ability to hold its investment in BRSP to recovery. Throughout 2021, the fair value of the Company's investment in BRSP was in excess of its carrying value.
Basis Difference—The impairment charges recorded by the Company on its investment in BRSP in 2020 and 2019 resulted in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings from BRSP by $1.7 million and $34.5 million for the three months ended June 30, 2022 and 2021, respectively, and $15.8 million and $59.2 million for the six months ended June 30, 2022 and 2021, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods. The remaining basis difference at June 30, 2022 was $151.5 million.
Investment and Lending Commitments
Sponsored Funds
At June 30, 2022, the Company had unfunded commitments of $64.5 million, predominantly to the Company's sponsored funds in its flagship digital opportunistic strategy, DigitalBridge Partners, LP ("DBP I") and DigitalBridge Partners II, LP ("DBP II").
Loans Receivable
DataBank—The Company's DataBank subsidiary has a lending commitment to a borrower, the funding of which is contingent on the borrower meeting certain criteria such as agreed upon benchmarks, financial and operating metrics and approved budgets. At June 30, 2022, the unfunded lending commitment was $24.2 million, of which the Company's share was $5.7 million, net of amounts attributable to noncontrolling interests in investment entities.
Warehoused Loans—At June 30, 2022, the Company had $14.3 million of unsettled trades and $9.8 million of unfunded lending commitments on loans receivable that are warehoused for future credit products. Up to 75% of the unsettled trades will be funded through credit facilities that are earmarked to finance the acquisition of such loans.

6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment at both June 30, 2022 and December 31, 2021 is as follows.

(In thousands)
Digital Investment Management (1)	$298,248
Digital Operating	463,120
Total goodwill	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $127.7 million at June 30, 2022 and $133.0 million at December 31, 2021.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	June 30, 2022			December 31, 2021
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,288,952	$(326,508)	$962,444	$1,148,441	$(256,987)	$891,454
Investment management intangibles (3)	164,189	(71,545)	92,644	164,189	(61,435)	102,754
Customer relationships and service contracts (4)	811,447	(55,272)	756,175	218,064	(44,496)	173,568
Trade names	26,400	(13,461)	12,939	26,400	(11,266)	15,134
Other (5)	6,818	(3,060)	3,758	6,818	(2,101)	4,717
Total deferred leasing costs and intangible assets	$2,297,806	$(469,846)	$1,827,960	$1,563,912	$(376,285)	$1,187,627
Intangible Liabilities
Lease intangible liabilities (2)	$46,634	$(13,794)	$32,840	$44,076	$(10,775)	$33,301
__________
(1)    Amounts are presented net of impairments and write-offs.
(2)    Lease intangible assets are composed of in-place leases, above-market leases and tenant relationships. Lease-intangible liabilities are composed of below-market leases.
(3)    Composed of investment management contracts and investor relationships.
(4)    In connection with tower assets and data center services provided in the colocation data center business.
(5)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.

Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net increase (decrease) to rental income (1)	$306	$(748)	$175	$(1,443)

Amortization expense
Deferred leasing costs and lease-related intangibles	$50,400	$43,682	$84,107	$86,167
Investment management intangibles	5,055	6,114	10,110	12,228
Customer relationships and service contracts	5,886	5,913	10,800	15,750
Trade name	1,098	6,811	2,196	18,763
Other	477	464	954	928
	$62,916	$62,984	$108,167	$133,836
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Net increase (decrease) to rental income	$(787)	$(777)	$(1,701)	$(1,603)	$(1,719)	$297	$(6,290)
Amortization expense	100,783	221,781	133,605	123,172	117,836	1,091,653	1,788,830
7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2022	December 31, 2021
Straight-line rents	$34,065	$25,516
Investment deposits and pending deal costs	52,307	22,238
Prefunded capital expenditures for Vantage SDC	8,390	24,293
Derivative assets	28,837	944
Prepaid taxes and deferred tax assets, net	40,435	29,347
Receivables from resolution of investment	7,689	10,463
Operating lease right-of-use asset, net	550,717	349,509
Finance lease right-of-use asset, net	126,085	131,909
Accounts receivable, net (1)	82,478	83,878
Prepaid expenses	26,837	20,303
Other assets	17,162	24,835
Fixed assets, net (2)	16,380	17,160
Total other assets	$991,382	$740,395
__________
(1)    Includes primarily receivables from tenants.
(2)    Net of accumulated depreciation of $21.7 million as of June 30, 2022 and $19.2 million as of December 31, 2021.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2022	December 31, 2021
Deferred income (1)	$55,606	$37,143
Interest payable	10,913	14,870
Derivative liabilities	5,214	—
Current and deferred income tax liability	238,186	2,016
Contingent consideration payable (Note 10)	125,000	—
Warrants issued to Wafra (Note 10)	56,400	—
Operating lease liability	527,165	342,510
Finance lease liability	139,251	142,777
Accrued compensation	40,583	64,100
Accrued carried interest and incentive fee compensation	37,081	67,258
Accrued real estate and other taxes	15,723	10,523
Payable for Vantage SDC expansion capacity (Note 3)	88,700	55,896
Accounts payable and accrued expenses	192,042	121,931
Other liabilities	92,844	69,018
Accrued and other liabilities	$1,624,708	$928,042
__________
(1)    Represents primarily prepaid rental income, upfront payment received for data center installation services, and deferred investment management fees. Deferred investment management fees of $4.3 million at June 30, 2022 and $6.0 million at December 31, 2021 are expected to be recognized as fee income over a weighted average period of 3.7 years and 3.2 years, respectively. Deferred investment management fees recognized as income of $0.4 million and $0.1 million in the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $0.2 million in the six months ended June 30, 2022 and 2021, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Tax
As a result of the Company’s transition to a C-Corporation (as discussed in Note 1), a deferred tax asset was recognized as of January 1, 2022 related to the outside basis difference in the Company's investment in certain partnerships, and capital loss and NOL carryforwards. Concurrently, a full valuation allowance was established on this deferred tax asset due to uncertainties in future realization of the tax benefits in consideration of the Company’s history of cumulative operating losses. The Company will continue to assess the realizability of this deferred tax asset at each reporting period and as circumstances change. For the three and six months ended June 30, 2022, there was no change in the expected realizability of the net deferred tax asset, which remains subject to a full valuation allowance.
For the six months ended June 30, 2022, the net income tax benefit of $9.9 million reflects the tax effect of activities in the Company's previously designated TRS in the normal course of business.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Investment-Level Secured Debt	Total Debt
June 30, 2022
Debt at amortized cost
Principal	$370,000	$278,422	$4,963,852	$5,612,274
Premium (discount), net	—	(1,524)	14,171	12,647
Deferred financing costs	(8,876)	(812)	(75,501)	(85,189)
	$361,124	$276,086	$4,902,522	$5,539,732
December 31, 2021
Debt at amortized cost
Principal	$300,000	$338,739	$4,283,983	$4,922,722
Premium (discount), net	—	(3,091)	17,629	14,538
Deferred financing costs	(8,606)	(1,384)	(66,868)	(76,858)
	$291,394	$334,264	$4,234,744	$4,860,402

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
June 30, 2022
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.2	$70,000	4.80%	4.2	$370,000	4.10%	4.2
Convertible and exchangeable senior notes	278,422	5.21%	1.4	—	N/A	N/A	278,422	5.21%	1.4
	578,422			70,000			648,422
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,643,351	2.43%	3.6	833,767	6.06%	3.0	4,477,118	3.11%	3.5
Other	94,053	6.47%	6.9	392,681	2.96%	4.5	486,734	3.63%	4.9
	3,737,404			1,226,448			4,963,852
	$4,315,826			$1,296,448			$5,612,274
December 31, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.7	$—	N/A	N/A	$300,000	3.93%	4.7
Convertible and exchangeable senior notes (4)	338,739	5.31%	2.2	—	N/A	N/A	338,739	5.31%	2.2
	638,739			—			638,739
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,646,466	2.44%	4.1	571,017	5.74%	4.0	4,217,483	2.88%	4.1
Other	—	N/A	N/A	66,500	1.31%	1.6	66,500	1.31%	1.6
	3,646,466			637,517			4,283,983
	$4,285,205			$637,517			$4,922,722
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
Securitized Financing Facility
In July 2021, special-purpose subsidiaries of the OP (the "Co-Issuers") issued Series 2021-1 Secured Fund Fee Revenue Notes, composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $300 million (following a $100 million increase in April 2022) Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN allow the Co-Issuers to borrow on a revolving basis. The Series 2021-1 Notes were issued under an Indenture dated July 2021, as amended in April 2022, that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions. The Series 2021-1 Notes had replaced the Company's previous corporate credit facility.
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

The Class A-2 Notes bear interest at a rate of 3.933% per annum, payable quarterly. The VFN bear interest generally based upon 1-month Adjusted Term Secured Overnight Financing Rate or SOFR (prior to April 2022, 3-month LIBOR) or an alternate benchmark as set forth in the purchase agreement of the VFN plus 3%. Unused amounts under the VFN facility is subject to a commitment fee of 0.5% per annum. The final maturity date of the Class A-2 Notes is in September 2051, with an anticipated repayment date in September 2026. The anticipated repayment date of the VFN is in September 2024, subject to two one-year extensions at the option of the Co-Issuers. If the Series 2021-1 Notes are not repaid or refinanced prior to their anticipated repayment date, or such date is not extended for the VFN, interest will accrue at a higher rate and the Series 2021-1 Notes will begin to amortize quarterly.
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
The Indenture of the Series 2021-1 Notes contains various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, the Co-Issuers are in compliance with all of the financial covenants and the remaining $230 million under the VFN is available to be drawn.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2022	December 31, 2021

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$15.76	63.4700	12,694	April 22, 2020	$200,000	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	2.30	434.7826	34,097	July 21, 2023	78,422	138,739
								$278,422	$338,739
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
Other—At June 30, 2022, $132.0 million in aggregate was available to be drawn from credit facilities used to fund the acquisition of loans that are warehoused for future credit products.

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2020	41,350	483,406	734
Shares issued upon redemption of OP Units	—	5	—
Shares issued pursuant to settlement liability (1)	—	5,954	—
Equity awards issued, net of forfeitures	—	4,996	—
Shares canceled for tax withholding on vested equity awards	—	(2,439)	—
Shares outstanding at June 30, 2021	41,350	491,922	734

Shares outstanding at December 31, 2021	35,340	568,577	666
Exchange of notes for class A common stock	—	25,557	—
Shares issued upon redemption of OP Units	—	401	—
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	57,742	—
Equity awards issued, net of forfeitures	—	5,880	—
Shares canceled for tax withholding on vested equity awards	—	(2,407)	—
Shares outstanding at June 30, 2022	35,340	655,750	666
(1)    In 2021, the settlement liability was settled through the reissuance of some of the shares previously repurchased and held in a subsidiary (Note 13). Shares of class A common stock repurchased and not reissued in the settlement of the liability were subsequently cancelled.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2022:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	8,940	$89	$223,500	Currently redeemable
Series I	7.15%	June 2017	13,800	138	345,000	Currently redeemable
Series J	7.125%	September 2017	12,600	126	315,000	September 22, 2022
			35,340	$353	$883,500
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
Reverse Stock Split
In July 2022, the Company announced that it expects to effectuate a reverse stock split in the third quarter of 2022 in which one share of class A common stock and class B common stock will be issued in exchange for every four shares of existing class A and class B common stock.
Stock Repurchase
In July 2022, the Company announced that its board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $200 million of its outstanding shares of class A common stock and/or preferred stock through various methods, including open market repurchases, negotiated block transactions, accelerated share repurchases, open market solicitations and Rule 10b5-1 plans. The stock repurchase program may be extended, modified, or discontinued at any time.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(1,979)	(1,761)	—	(14,642)	1,297	(17,085)
Amounts reclassified from AOCI	—	—	233	(20,221)	(1,375)	(21,363)
AOCI at June 30, 2021	$15,739	$4,311	$—	$17,969	$45,656	$83,675

AOCI at December 31, 2021	$2,334	$5,861	$—	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(2,261)	—	—	(18,495)	6,569	(14,187)
Amounts reclassified from AOCI	(200)	(5,861)	—	(20,680)	—	(26,741)
AOCI at June 30, 2022	$(127)	$—	$—	$(12,673)	$14,255	$1,455
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(39,074)	—	(39,074)
Amounts reclassified from AOCI	1,030	810	—	1,840
AOCI at June 30, 2021	$—	$45,581	$15,099	$60,680

AOCI at December 31, 2021	$—	$11,057	$—	$11,057
Other comprehensive loss before reclassifications	—	(9,956)	—	(9,956)
Amounts reclassified from AOCI	—	(9,827)	—	(9,827)
AOCI at June 30, 2022	$—	$(8,726)	$—	$(8,726)
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below. Such amounts are included in other gain (loss) in both continuing and discontinued operations on the statements of operations, as applicable, except for amounts related to equity method investments, which are included in equity method losses in discontinued operations. For the three months ended June 30, 2022, there were no reclassifications out of AOCI into earnings.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Component of AOCI reclassified into earnings	2022	2021	2022	2021
Relief of basis of AFS debt securities	$—	$—	$5,861	$—
Release of foreign currency cumulative translation adjustments	—	20,221	20,680	20,221
Realized gain on net investment hedges	—	1,375	—	1,375
Realized loss on cash flow hedges	—	—	—	(233)
Release of equity in AOCI of equity method investments	—	—	200	—

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business through redemption in May 2022, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Six Months Ended June 30,
(In thousands)	2022	2021
Redeemable noncontrolling interests
Beginning balance	$359,223	$305,278
Contributions	10,150	41,014
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(19,078)	(8,255)
Net income (loss)	(25,547)	8,474
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	725,026	—
Redemption of Wafra's interest	(862,276)	—
Reclassification of warrants held by Wafra to liability in May 2022 (Note 7)	(81,400)	—
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	(4,087)	—
Ending balance	$102,011	$346,511
Redeemable Noncontrolling Interest in the Company's Digital Investment Management Business
Strategic Investment in 2020
In July 2020, the Company formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm and a global partner for alternative asset managers, in which Wafra made a minority investment in substantially all of the Company's Digital IM business. The investment entitled Wafra to participate in approximately 31.5% of the net management fees and carried interest generated by the Digital IM business.
Pursuant to this strategic partnership, Wafra assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DBP I, and has a $125.0 million commitment to DBP II that has been partially funded to-date. Wafra had also agreed to make commitments to the Company's future digital funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the Digital IM business, subject to certain caps.
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis). Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock at staggered strike prices between $2.43 and $6.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.
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
Wafra had customary minority rights and certain other structural protections designed to protect its interests, including redemption rights with respect to its investment in the Digital IM business and its funded commitments in certain digital funds. Wafra's redemption rights were subject to triggering events, including key person or cause events under the governing documents of certain digital funds.
Redemption of Strategic Investment in 2022
On May 23, 2022, pursuant to a purchase and sale agreement ("PSA") entered into with Wafra in April 2022: (a) the Company acquired Wafra's 31.5% interest in the Digital IM business; (b) Wafra’s entitlement to carried interest in DBP II was reduced from 12.6% to 7%; and (c) with certain limited exceptions, Wafra sold or gave up its right to invest in, or receive carried interest from, future investment management products, but except as otherwise provided, retained its investment in and its allocation of carried interest from existing investment management products.
Consideration for the redemption of Wafra's interest consisted of: (i) an upfront payment of $388.5 million in cash (after certain net cash adjustments) and 57,741,599 shares of the Company's Class A common stock valued at $348.8 million based upon the closing price of the Company's class A common stock on May 23, 2022; and (ii) the right to earn a contingent amount between $90 million and $125 million if the Company raises fee earning equity under management (as defined in the PSA) between $4 billion and $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 and/or March 2024, with up to 50% payable in shares of the Company's Class A common stock at the Company's election.
The carrying value of Wafra's redeemable noncontrolling interest was adjusted to fair value prior to redemption, initially based upon an estimate of consideration payable at March 31, 2022 when redemption was deemed to be probable, including the maximum potential contingent amount of $125 million. This adjustment resulted in an allocation from additional paid-in capital to redeemable noncontrolling interests on the consolidated balance sheet.
Additionally, the unrealized carried interest earnings allocated to Wafra that was retained and no longer subject to redemption was reclassified in May 2022 to permanent equity, included in noncontrolling interests in investment entities.
In connection with the redemption, the terms of the warrants previously issued to Wafra were amended, among other things, to provide for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature changed the classification of the warrants from equity to liability. The warrants were remeasured to fair value prior to reclassification in May 2022, with the increase in value recorded in equity to reduce additional paid-in capital. Subsequent changes in fair value of the warrant liability is recorded in earnings (Note 13).
Following the redemption, the Chief Investment Officer of Wafra, Adel Alderbas, will serve as a senior advisor to the Company for a period of three years.
Noncontrolling Interests in Investment Entities
DataBank
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
In June 2022, a definitive agreement was entered into to sell 27% of the fully diluted equity interest in DataBank held by existing investors to a new investor for approximately $1.2 billion in cash. The Company's share of proceeds from the sale will be approximately $230 million and the Company's ownership interest in DataBank will decrease from 21.8% to 15.5%. Subject to closing conditions, including receipt of required regulatory approvals, the sale is expected to close in the third quarter of 2022. There is no assurance that the sale will close in the timeframe contemplated or on the terms anticipated, if at all.
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
Redemption of OP Units—The Company redeemed 400,882 OP Units during the six months ended June 30, 2022 and 2,005,367 during the year ended December 31, 2021 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.

11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). At June 30, 2022, these were composed predominantly of five remaining equity method investments excluded from the December 2021 OED sale. At December 31, 2021, they also included assets and liabilities held by NRF Holdco related primarily to the Wellness Infrastructure business, prior to its sale in February 2022.

(In thousands)	June 30, 2022	December 31, 2021
Assets
Restricted cash	$—	$65,022
Real estate, net	—	3,079,416
Loans receivable	—	55,878
Equity and debt investments	156,434	250,246
Deferred leasing costs and other intangible assets, net	—	118,300
Other assets	238	100,720
Due from affiliates	—	7,033
Total assets held for disposition	$156,672	$3,676,615

Liabilities
Debt, net (1)	$—	$2,869,360
Lease intangibles and other liabilities	719	219,339
Total liabilities related to assets held for disposition	$719	$3,088,699
__________
(1)    Represents debt related to assets held for disposition that was assumed by the acquirer upon sale of the assets. At December 31, 2021, included the 5.375% exchangeable senior notes and junior subordinated debt (as described in Note 14) which were obligations of NRF Holdco as the issuer.
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
2022
At June 30, 2022, there were no assets held for sale that were measured at fair value on a nonrecurring basis.
Impairment loss of $36.0 million was recorded in 2022 primarily based upon the final carrying value of net assets of the Wellness Infrastructure business upon closing of the disposition of NRF Holdco in February 2022.
2021
At December 31, 2021, only real estate held for disposition that pertained to the Wellness Infrastructure business was carried at nonrecurring fair value, having been impaired $313.4 million during the year ended December 31, 2021 based upon the sales price for NRF Holdco. For the three and six months ended June 30, 2021, impairment was $289.6 million and $304.9 million, respectively, on Wellness Infrastructure real estate held for disposition.
Other assets that had been impaired during 2021 pertained to real estate, equity investments and intangible assets of the OED and Other IM portfolio that were disposed in December 2021.
Recurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
Equity Investments Carried at Net Asset Value ("NAV")—These include equity interest in a private fund and prior to its disposition as part of NRF Holdco in February 2022, investment in a Company-sponsored non-traded REIT, amounting to $2.2 million at June 30, 2022 and $31.2 million at December 31, 2021.
Equity Method Investments under Fair Value Option—Equity method investments under the fair value option of $76.7 million at June 30, 2022 and $79.3 million at December 31, 2021 were measured based upon indicative sales price, classified as Level 3 fair value.

Loans Receivable under Fair Value Option—There were no loans held for disposition at June 30, 2022. At December 31, 2021, the loan held for disposition represents a component of the overall sales price for NRF Holdco, which was disposed in February 2022.
Debt Securities—Prior to the sale of NRF Holdco in February 2022, the Company had investments in debt securities, composed of AFS N-Star CDO bonds, which were subordinate bonds retained by NRF Holdco in its sponsored collateralized debt obligations ("CDOs"). The CDO bonds were collateralized primarily by commercial real estate debt and securities.
The balance of N-Star CDO bonds at December 31, 2021, classified as Level 3 fair value, is summarized as follows.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2021	$55,041	$(24,882)	$6,372	$—	$36,531
Prior to its sale, the fair value of N-Star CDO bonds represents a component of the overall sales price for the disposition of NRF Holdco.
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

		Fair Value Option
(In thousands)	AFS Debt Securities Held for Disposition	Loans Held for Disposition	Equity Method Investments Held for Disposition
Fair value at December 31, 2020	$28,576	$1,258,539	$153,259
Purchases, drawdowns, contributions and accretion	11,010	15,439	—
Paydowns, distributions and sales	(1,540)	(317,380)	(7,153)
Change in accrued interest and capitalization of paid-in-kind interest	—	3,150	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	99,244	(22,097)
Deconsolidation of investment entities (Note 21)	—	(73,059)	—
Other comprehensive income (loss) (1)	(1,953)	7,639	(3,612)
Fair value at June 30, 2021	$35,899	$993,572	$120,397

Net unrealized gains (losses) on instruments held at June 30, 2021
In earnings	$—	$98,719	$(23,022)
In other comprehensive loss	$(1,953)	N/A	N/A

Fair value at December 31, 2021	$36,531	$55,878	$79,309
Purchases, drawdowns, contributions and accretion	195	—	—
Paydowns, distributions and sales	(36,726)	(54,490)	(903)
Change in accrued interest and capitalization of paid-in-kind interest	—	(1,013)	—
Realized and unrealized losses in earnings, net	—	(375)	4,898
Other comprehensive loss (1)	—	—	(6,731)
Fair value at June 30, 2022	$—	$—	$76,573

Net unrealized gains (losses) on instruments held at June 30, 2022
In earnings	$—	$—	$4,898
In other comprehensive loss	$—	N/A	N/A
__________
(1)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation of the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.

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
The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million cash and a $155 million unsecured promissory note (the "Seller Note"). In addition, NRF Holdco distributed approximately $35 million of cash to the Company prior to closing. The Seller Note, which is classified as held for investment and carried at fair value under the fair value option, matures five years from closing of the sale, accruing paid-in-kind interest at 5.35% per annum. The sale included the acquirer's assumption of $2.57 billion of consolidated investment level debt on various healthcare portfolios in which the Company owned between 69.6% and 81.3%, and $293.7 million of debt at NRF Holdco.
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

Loss from discontinued operations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Property operating income	$—	$181,381	$69,202	$410,870
Interest income	40	7,281	1,065	13,234
Fee income	1,297	13,902	6,207	34,100
Other income	665	7,389	5,809	18,526
Revenues from discontinued operations	2,002	209,953	82,283	476,730
Expenses
Property operating expense	—	98,341	36,669	276,825
Interest expense	—	55,714	112,947	166,436
Transaction-related costs and investment expense	11,856	8,085	15,203	18,056
Depreciation and amortization	—	31,884	2,339	82,764
Impairment loss	12,183	242,587	35,985	366,347
Compensation and administrative expense	12,441	23,957	34,492	52,716
Expenses from discontinued operations	36,480	460,568	237,635	963,144
Other income (loss)
Gain on sale of real estate	—	2,968	—	48,718
Other gain (loss), net	1,014	142,019	390	(58,024)
Equity method earnings (losses)	14,697	30,627	26,685	(64,259)
Loss from discontinued operations before income taxes	(18,767)	(75,001)	(128,277)	(559,979)
Income tax benefit (expense)	3,996	(23,905)	6,108	(20,187)
Loss from discontinued operations	(14,771)	(98,906)	(122,169)	(580,166)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	386	43,387	(5,789)	(260,464)
Noncontrolling interests in Operating Company	(1,142)	(13,623)	(9,277)	(30,531)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(14,015)	$(128,670)	$(107,103)	$(289,171)
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
Marketable Equity Securities
Marketable equity securities with long positions of $156.8 million at June 30, 2022 and $201.9 million at December 31, 2021 (Note 5) and short positions of $35.8 million at June 30, 2022 and $38.0 million at December 31, 2021, included in other liabilities (Note 7), consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.

Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain foreign-denominated investments or investments in foreign subsidiaries (in GBP and EUR), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps and swaps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed to LIBOR or Euribor). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively.
Fair values were $28.8 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively, for derivative assets, included in other assets, and $5.2 million at June 30, 2022 for derivative liabilities, included in other liabilities. The Company did not have any derivatives in a liability position at December 31, 2021. At June 30, 2022, $13.5 million of the derivative asset represents a net investment hedge, while all other derivative positions in both periods were non-designated hedges. Derivative notional amounts aggregated to the equivalent of $754.3 million at June 30, 2022 and $182.3 million at December 31, 2021 for foreign exchange contracts, and $224.7 million at June 30, 2022 and $2.0 billion at December 31, 2021 for interest rate contracts.
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
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Foreign currency contracts:
Designated contracts
Realized gain transferred from AOCI to earnings	$—	$1,520	$—	$1,520
Non-designated contracts
Realized and unrealized gain (loss) in earnings	3,560	(83)	5,070	(328)
Interest rate contracts:
Designated contracts
Interest expense (1)	—	—	—	20
Realized loss transferred from AOCI to earnings	—	(36)	—	(1,328)
Non-designated contracts
Realized and unrealized gain (loss) in earnings	965	(263)	1,026	(235)
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
Warrants
As discussed in Note 10, the Company issued five warrants to Wafra. Each warrant entitles Wafra to purchase up to 5,352,000 shares of the Company's class A common stock at staggered strike prices between $2.43 and $6.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in earnings. At June 30, 2022, the warrants, classified as Level 3 fair value, were valued at $56.4 million using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 39.1%; (b) closing stock price of DBRG's class A common stock at June 30, 2022 of $4.88 per share; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.00% per annum, derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrants decreased $25.0 million from its initial remeasurement in May 2022, recorded as other gain on the consolidated statement of operations.
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
Loans Receivable
Loans receivable held for investment are carried at fair value under the fair value option, consisting of corporate loans to borrowers in the digital infrastructure and telecommunications sector, and are predominantly warehoused for a future digital credit investment vehicle and securitization vehicles. At June 30, 2022, fair value of loans held for investment totaled $514.2 million ($173.9 million at December 31, 2021), with $213.6 million classified as Level 2 ($91.0 million at December 31, 2021) and $300.6 million classified as Level 3 ($82.9 million at December 31, 2021).
Level 2 loans held for investment represent bank syndicated loans for which fair value was obtained from a reputable pricing service and was based upon quotations from dealers who act as market makers for these loans. Fair value of Level 3 loans held for investment were determined based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing and operating results of the borrower, and applying discount rates ranging between 7.6% to 10.2% at June 30, 2022 and 8.9% to 10.0% at December 31, 2021.
There were no loans that were 90 days or more past due as to principal or interest at June 30, 2022 and December 31, 2021. As of June 30, 2022, one loan with fair value of $5.1 million and unpaid principal balance of $5.8 million has been placed on nonaccrual.
Equity Method Investments
At June 30, 2022 and December 31, 2021, there were no equity method investments under the fair value option other than investments held for disposition (Note 11). One equity method investment that was under the fair value option is accounted for as a marketable equity security beginning May 2021 following a merger of the investee into a special purpose acquisition company.

The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss) for loans receivable and equity method earnings (losses) for equity method investments.

	Fair Value Option
(In thousands)	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2020	$36,798	$28,540
Purchases, originations, drawdowns and contributions	15,274	—
Paydowns, distributions and sales	(52)	(9,174)
Change in accounting method for equity interest	—	(27,626)
Change in accrued interest and capitalization of paid-in-kind interest	810	—
Realized and unrealized gain in earnings, net	(65)	8,260
Fair value at June 30, 2021	$52,765	$—

Net unrealized loss in earnings on instruments held at June 30, 2021	$(224)	$—

Fair value at December 31, 2021	$82,930	$—
Purchases, originations and drawdowns	371,415	—
Paydowns and sales	(133,268)	—
Change in accrued interest and capitalization of paid-in-kind interest	1,217	—
Realized and unrealized loss in earnings, net	(21,676)	—
Fair value at June 30, 2022	$300,618	$—

Net unrealized loss in earnings on instruments held at June 30, 2022	$(21,676)	$—
.
Investment Carried at Fair Value Using Net Asset Value
The Company has an investment in a non-traded healthcare REIT of $45.7 million at June 30, 2022 and $44.6 million at December 31, 2021. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairment is discussed in Note 11 for assets held for disposition.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$340,455	$—	$340,455	$361,124
Convertible and exchangeable senior notes	382,081	—	—	382,081	276,086
Investment-level secured debt	—	3,312,800	1,313,909	4,626,709	4,902,522
December 31, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$291,394	$291,394	$291,394
Convertible and exchangeable senior notes	716,970	—	—	716,970	334,264
Investment-level secured debt	—	3,598,655	655,270	4,253,925	4,234,744
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

Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $46.3 million at June 30, 2022 and $53.1 million at December 31, 2021. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At June 30, 2022 and December 31, 2021, the consolidated private funds had total assets of $219.6 million and $230.6 million, respectively, and total liabilities of $71.9 million and $63.0 million, respectively, made up primarily of cash, marketable equity securities and unsettled trades.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $515.6 million at June 30, 2022 and $382.7 million at December 31, 2021, included in equity investments, and $48.6 million at June 30, 2022 and $45.4 million at December 31, 2021, included within assets held for disposition.
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

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net loss allocated to common stockholders
Income (loss) from continuing operations	$(53,310)	$3,823	$(289,596)	$(142,516)
Loss from continuing operations attributable to noncontrolling interests	45,763	2,103	128,580	62,653
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	(7,547)	5,926	(161,016)	(79,863)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	(14,015)	(128,670)	(107,103)	(289,171)
Preferred dividends	(15,759)	(18,516)	(31,518)	(37,032)
Net loss attributable to common stockholders	(37,321)	(141,260)	(299,637)	(406,066)
Net income allocated to participating securities	—	—	—	—
Net loss allocated to common stockholders—basic	(37,321)	(141,260)	(299,637)	(406,066)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net loss allocated to common stockholders—diluted	$(37,321)	$(141,260)	$(299,637)	$(406,066)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	615,932	479,643	593,063	477,284
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	615,932	479,643	593,063	477,284
Loss per share—basic
Loss from continuing operations	$(0.04)	$(0.02)	$(0.33)	$(0.24)
Loss from discontinued operations	(0.02)	(0.27)	(0.18)	(0.61)
Net loss attributable to common stockholders per common share—basic	$(0.06)	$(0.29)	$(0.51)	$(0.85)
Loss per share—diluted
Loss from continuing operations	$(0.04)	$(0.02)	$(0.33)	$(0.24)
Loss from discontinued operations	(0.02)	(0.27)	(0.18)	(0.61)
Net loss attributable to common stockholders per common share—diluted	$(0.06)	$(0.29)	$(0.51)	$(0.85)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended June 30, 2022 and 2021, the effect of adding back $3.9 million and $7.9 million of interest expense, respectively, and 46,790,500 and 144,259,100 of weighted average dilutive common share equivalents, respectively; and (b) for the six months ended June 30, 2022 and 2021, the effect of adding back $141.9 million of debt extinguishment loss (Note 8) and interest expense and $15.6 million of interest expense, respectively, and 56,502,800 and 144,416,700 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 7,631,500 and 13,225,000 for the three months ended June 30, 2022 and 2021, respectively, and 8,144,400 and 11,810,500 for the six months ended June 30, 2022 and 2021, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 8,841,300 and 11,458,300 for the three months ended June 30, 2022 and 2021, respectively, and 10,424,500 and 9,670,500 for the six months ended June 30, 2022 and 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At June 30, 2022 and 2021, 50,515,500 and 51,993,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

16. Fee Income
The Company's digital investment management platform manages capital on behalf of a diverse, global investor base, including but not limited to, sovereign wealth funds, public and private pensions, asset managers, insurance companies, and endowments, for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Management fees	$43,559	$39,727	$85,750	$67,466
Incentive fees	—	4,489	2	5,083
Other fees	759	941	1,403	2,051
Total fee income	$44,318	$45,157	$87,155	$74,600
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
Incentive Fees—The Company is entitled to incentive fees from sub-advisory accounts in its liquid securities strategy. Incentive fees are determined based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company is allocable to senior management, investment professionals, and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
17. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2022, an aggregate 85.2 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield is zero for the 2022 and 2021 PSU awards as common dividends were suspended beginning with the second quarter of 2020.
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
The following assumptions were applied in the Monte Carlo model under a risk-neutral premise:

	2022 LTIP Grant	2019 LTIP Grant (1)
Expected volatility of the Company's class A common stock (2)	34.0%	28.3%
Expected dividend yield (3)	0.0%	8.1%
Risk-free rate (per annum) (4)	3.6%	1.8%
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Compensation expense (including $176, $50, $213 and $1,114 related to dividend equivalent rights)	$8,919	$7,773	$18,650	$23,679
Changes in the Company’s unvested equity awards are summarized below:

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2021	8,190,263	10,461,256	101,748	9,589,564	10,487,396	38,830,227	$3.69	$2.51
Granted	4,367,666	500,000	131,820	—	742,696	5,742,182	7.62	6.26
Vested	(4,983,801)	(461,256)	(126,696)	—	(1,530,354)	(7,102,107)	4.37	4.29
Forfeited	(31,497)	—	—	—	(2,141,391)	(2,172,888)	1.83	5.59
Unvested shares and units at June 30, 2022	7,542,631	10,500,000	106,872	9,589,564	7,558,347	35,297,414	4.46	2.83
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $15.7 million and $26.1 million for the three months ended June 30, 2022 and 2021, respectively, and $49.1 million and $53.7 million for the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $50.0 million, which is expected to be recognized over a weighted average period of 2.3 years. This excludes $25.1 million of unvested RSUs that are not currently probable of achieving their performance conditions and have a remaining performance measurement period of 1.9 years.
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
The BRSP equity awards granted by the Company to its employees fully vested and accelerated upon termination of the management contract in April 2021. Equity-based compensation expense related to managed company awards was $5.3 million in 2021, with a corresponding amount recognized in other income, all of which were reflected in discontinued operations (Note 12).
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
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for disposition (Note 11):

(In thousands)	June 30, 2022	December 31, 2021
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$37,695	$41,859
Cost reimbursements and recoverable expenses	11,831	7,317
Employees and other affiliates	2,192	54
	$51,718	$49,230
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16, except for amounts included within discontinued operations (Note 12) and assets held for disposition (Note 11). Substantially all fee income are from affiliates, other than incentive fees from sub-advisory accounts.
Cost Reimbursements—The Company receives reimbursements related largely to costs incurred in performing investment due diligence for funds and other investment vehicles managed by the Company.
Such cost reimbursements, included in other income, totaled $0.8 million and $0.9 million for the three months ended June 30, 2022 and 2021 and $4.7 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
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
Warehoused Investments—The Company may acquire and temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. The Company is generally paid a fee by the investment vehicle, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment, to compensate the Company for its cost of holding the investment during the warehouse period. The terms of such arrangements may differ for each sponsored investment vehicle or by investment.
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
As a result of the personal investments made by Messrs. Ganzi and Jenkins in DataBank and Vantage SDC prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-

out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC (Note 3) and the acquisition of additional interest in DataBank from an existing investor in January 2022 (Note 10).
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest allocation attributed to such investments by Messrs. Ganzi and Jenkins as general partner do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet, in the amount of $50.5 million at June 30, 2022 and $20.8 million at December 31, 2021. For the three months ended June 30, 2022 and 2021, carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $28.9 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $29.6 million and $0.6 million, respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At June 30, 2022 and December 31, 2021, such investments in consolidated investment vehicles and general partner entities totaled $16.0 million and $19.5 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. For the three months ended June 30, 2022 and 2021, their share of net loss was $0.1 million and net income was $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, their share of net loss was $0.3 million and net income was $0.5 million. These amounts are reflected in net income (loss) attributable to noncontrolling interests and exclude their share of carried interest allocation, which is reflected in compensation expense (reversal)—carried interest.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.9 million in each of the three months ended June 30, 2022 and 2021, and $1.1 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $4.1 million and $9.7 million in the three and six months ended June 30, 2022, respectively.
19. Segment Reporting
The Company conducts its business through two reportable segments as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its DigitalBridge Partners platform ("DBP") and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment were attributed 31.5% to Wafra through the end of May 2022 when Wafra's investment in the Digital IM business was redeemed by the Company (as discussed further in Note 10).

•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 21.8% as of June 30, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) digital investment vehicles, the largest of which is in the DBP flagship funds, and seed investments in various strategies such as digital liquid and digital credit; and (ii) remaining non-digital investments, primarily in BRSP. Outside of its general partner interests, the Company's other equity interests in its sponsored and/or managed digital investment vehicles are considered to be incidental to its digital investment management business. The primary economics to the Company are represented by fee income and carried interest as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised. At this time, the remaining non-digital investments are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term. These other investment activities generate largely equity method earnings or losses and to a lesser extent, revenues in the form of interest income or dividend income from warehoused investments and consolidated investment vehicles. Effective the third quarter of 2021, these activities are no longer presented separately as the Digital Other and Other segments, which is consistent with and reflects management's focus on its core digital operations and overall simplification of the Company's business. This change in segment presentation is reflected retrospectively.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. As segment results are presented before elimination of intercompany fees, elimination adjustment pertains to fee income earned by the Digital IM segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating segment and in Corporate and Other. Such adjustments amounted to $0.8 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. .
Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including selected income and expense items, reconciled to the consolidated statement of operations.

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Three Months Ended June 30, 2022
Total revenues	$46,115	$227,687	$15,607	$289,409
Property operating expense	—	94,744	2,546	97,290
Interest expense	2,785	37,233	6,370	46,388
Depreciation and amortization	5,375	145,817	4,160	155,352
Equity method earnings, including carried interest	111,795	—	26,411	138,206
Income tax benefit (expense)	(2,006)	(161)	4,685	2,518
Income (loss) from continuing operations	67,995	(85,428)	(35,877)	(53,310)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	21,269	(14,807)	(14,009)	(7,547)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(14,015)
Net loss attributable to DigitalBridge Group, Inc.				$(21,562)

Three Months Ended June 30, 2021
Total revenues	$46,873	$189,093	$1,221	$237,187
Property operating expense	—	77,140	—	77,140
Interest expense	—	29,272	8,666	37,938
Depreciation and amortization	6,299	126,227	5,703	138,229
Equity method earnings, including carried interest	11,202	—	51,448	62,650
Income tax benefit (expense)	(2,236)	66,788	10,687	75,239
Income (loss) from continuing operations	15,786	(10,850)	(1,113)	3,823
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	12,100	(376)	(5,798)	5,926
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(128,670)
Net loss attributable to DigitalBridge Group, Inc.				$(122,744)

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Six Months Ended June 30, 2022
Total revenues	$91,008	$430,209	$25,651	$546,868
Property operating expense	—	178,747	2,546	181,293
Interest expense	5,287	73,417	11,714	90,418
Depreciation and amortization	10,651	268,708	4,560	283,919
Equity method earnings, including carried interest	80,733	—	45,601	126,334
Income tax benefit (expense)	(4,380)	169	14,142	9,931
Loss from continuing operations	58,852	(159,569)	(188,879)	(289,596)
Net loss from continuing operations attributable to DigitalBridge Group, Inc.	13,667	(27,631)	(147,052)	(161,016)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(107,103)
Net loss attributable to DigitalBridge Group, Inc.				$(268,119)

Six Months Ended June 30, 2021
Total revenues	$77,993	$378,295	$1,480	$457,768
Property operating expense	—	157,002	—	157,002
Interest expense	—	60,404	17,314	77,718
Depreciation and amortization	12,566	248,448	16,640	277,654
Equity method earnings, including carried interest	11,007	—	35,004	46,011
Income tax benefit (expense)	(4,881)	79,056	24,260	98,435
Income (loss) from continuing operations	23,449	(75,110)	(90,855)	(142,516)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	18,979	(10,450)	(88,392)	(79,863)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(289,171)
Net loss attributable to DigitalBridge Group, Inc.				$(369,034)
Total assets and equity method investments of reportable segments are summarized as follows:

	June 30, 2022		December 31, 2021
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Investment Management	$705,244	$231,284	$655,152	$140,027
Digital Operating	8,123,569	—	7,608,451	—
Other	2,891,803	581,819	2,257,598	533,069
	11,720,616	813,103	10,521,201	673,096
Assets held for disposition related to discontinued operations	156,672	154,239	3,676,615	182,552
	$11,877,288	$967,342	$14,197,816	$855,648
20. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of June 30, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

21. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $686 and $562	$117,901	$214,698
Cash received for income tax refunds, net	676	3,279
Operating lease payments	29,933	34,121
Finance lease payments	7,841	7,647
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(13,997)	$123,548
Net cash provided by (used in) investing activities of discontinued operations	(83,302)	584,255
Net cash used in financing activities of discontinued operations	(12,653)	(466,992)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$15,759	$18,516
Improvements in operating real estate in accrued and other liabilities	15,023	7,811
Receivable from loan repayments and asset sales	9,648	—
Operating lease right-of-use assets and lease liabilities established	1,126	36,320
Finance lease payments accrued	—	3,796
Redemption of OP Units for common stock	341	17
Redemption of redeemable noncontrolling interest for common stock	348,759	—
Exchange of notes into shares of Class A common stock	60,317	—
Debt assumed by buyer in sale of real estate	—	44,148
Seller Note received in sale of NRF Holdco equity	154,992	—
Loan receivable relieved in exchange for equity investment acquired	20,676	—
Distribution payable to noncontrolling interest	2,850	—
Assets disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,420,783	2,813,856
Liabilities disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,144,700	2,850,158
Assets of investment entities deconsolidated (1)	—	202,257
Noncontrolling interests of investment entities deconsolidated (1)	204,730	225,300
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
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the duration and severity of the current novel coronavirus (COVID-19) pandemic, driven by, among other factors, the treatment developments and public adoption rates and effectiveness of COVID-19 vaccines against emerging variants of COVID-19;
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
•whether the transaction with AMP Capital will be completed within the time frame and on the terms anticipated or at all, and whether we will realize any of the anticipated benefits from the transaction;
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
•our ability to raise new investment funds and vehicles and transfer warehoused investments;
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
•our levels of leverage;
•adverse domestic or international macroeconomic factors, including those resulting from the COVID-19 pandemic, supply chain difficulties, inflation, a potential economic slowdown or a recession;
•the impact of legislative, regulatory and competitive changes;
•the impact of our transition from a REIT to a C-corporation for tax purposes, and the related liability for corporate and other taxes;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
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

Our Organization
We are a leading global-scale digital infrastructure firm that invests, directly and through our portfolio companies, across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. At June 30, 2022, we have $48 billion of assets under management, comprising digital infrastructure assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London and Singapore, and have approximately 230 employees.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through the OP, our operating subsidiary. At June 30, 2022, we owned 93% of the OP, as its sole managing member.
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
In the first quarter of 2022, the Company completed the disposition of substantially all of its non-digital assets, as described below, and in connection with its digital transformation, has recorded significant growth in its Digital Investment Management ("Digital IM") business.
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
The Company’s transition to a C-Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and net operating loss (“NOL”) carryforwards..
Our Business
At June 30, 2022, the Company has $48 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet.
The Company conducts its business through two reportable segments, as follows:
•Digital Investment Management ("Digital IM")—This business represents a leading global digital infrastructure investment platform, managing capital on behalf of a diverse base of global investors. The Company's flagship opportunistic strategy is conducted through its DigitalBridge Partners platform ("DBP") and separately capitalized vehicles, while other strategies, including digital credit, ventures and public equities, are conducted through other investment vehicles. The Company earns management fees, generally based on the amount of assets or capital managed in investment vehicles, and has the potential to earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. Earnings from our Digital IM segment were attributed 31.5% to Wafra through the end of May 2022 when Wafra's investment in the Digital IM business was redeemed by the Company (as discussed further in Note 10 to the consolidated financial statements).
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 21.8% as of June 30, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
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
Transition To C-Corporation
•We have discontinued actions necessary to maintain qualification as a REIT for 2022, and will be taxed as a C-Corporation. Without the constraints of maintaining REIT status, we have more flexibility to execute various strategic initiatives, including the Wafra transaction, as discussed below. Incremental tax burden is not expected to be significant in the near term given the availability of significant capital loss and NOL carryforwards and that our Digital IM business, prior to the transition, was already taxable under a TRS.
Capitalization and Financing
•In July 2022, our board of directors authorized a stock repurchase program which provides for repurchases up to $200 million of our class A common stock and/or preferred stock. The repurchases are targeted towards preferred stock, which will further reduce our leverage.
•We expect to effectuate a reverse stock split in the third quarter of 2022 in which one share of class A common and class B common stock will be issued in exchange for every four shares of existing class A and class B common stock.
•We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes in March 2022 for shares of our class A common stock and cash, resulting in 74% of the original issuance exchanged to-date, generating future interest savings.
•Effective April 2022, the availability under our VFN was increased by $100 million to $300 million.
Digital Business
Digital IM
•In May 2022, we redeemed Wafra's 31.5% interest in our Digital IM business and Wafra sold or gave up its carried interest entitlement from future (not existing) investment management products. Consideration for the redemption was valued at $862.3 million at closing, consisting of: (i) net cash paid of $388.5 million; (ii) 57.7 million shares of our class A common stock valued at $348.8 million at closing; and (iii) the ability to earn a contingent amount up to $125 million payable in March 2023 and/or March 2024, with up to 50% payable in common stock at our election.
Following the redemption, all net cash flows from our fee business accrue to us at 100%, and we are entitled to 100% of carried interest net of management allocations from future investment products. The transaction is described further in Note 10 to the consolidated financial statements.

•In April 2022, we agreed to acquire AMP Capital's global infrastructure equity investment management business, composed of its management platform, fund sponsor investments, and retained performance fees. Consideration for the acquisition consists of: (i) an upfront amount of A$458 million (approximately $327 million), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million (approximately $128 million), primarily based upon future fundraising for the third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. Closing is expected in the fourth quarter of 2022.
The acquisition of AMP Capital will further scale our Digital IM business. AMP Capital’s global infrastructure equity platform will be a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition will add $5.5 billion in fee earning assets under management, comprising $3.4 billion GIF II and $1.4 billion GIF I investment funds, as well as co-investment vehicles, and is expected to be immediately accretive to our fee related earnings.
Digital Operating
DataBank Investments
•In March 2022, DataBank acquired four colocation data centers in Houston, Texas for $670 million, funded by a combination of $262.5 million of debt and $407.5 million of equity, of which the Company's share was $87.0 million.
The new facilities added approximately 308,000 built square feet and 42.5 MW of installed critical IT load, and a roster of blue-chip customers. One of the facilities is the region’s primary interconnection point that is strategically positioned with access to significant and redundant utility power feeds and access to fast and reliable telecommunications networks.
•In January 2022, we acquired additional interest in DataBank from a selling investor for $32.0 million
•The above transactions had increased our ownership in DataBank from 20% to 21.8%.
DataBank Recapitalization
•In June 2022, an affiliate of Swiss Life Asset Management AG agreed to acquire 27% of the fully diluted equity interest in DataBank from existing investors for approximately $1.2 billion in cash. Our share of proceeds from the sale will be approximately $230 million and our ownership interest in DataBank will decrease from 21.8% to 15.5%. The valuation reflects a 1.9x multiple of the average cost basis of our four investments in DataBank since December 2019. Closing is expected in the third quarter of 2022.
•Recapitalization efforts will continue throughout the remainder of 2022 and are expected to result in incremental sales of equity interests in DataBank by existing investors to new investors, and further dilute our interest in DataBank.
Other
•In June 2022, we acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET, "Telenet") for €740 million or $791 million (including transaction costs). The acquisition was funded through $326 million of debt, $278 million of equity from the Company, and $214 million of third party equity, including funding for transaction costs, debt issuance costs and working capital. The TowerCo investment is intended to be transferred to a new sponsored investment vehicle as we continue to develop new investment strategies in our Digital IM business.
Telenet’s tower business is a high-quality digital infrastructure asset with stable, predictable cash flows, high cash conversion, and long-term contracts. We acquired full ownership of Telenet’s passive infrastructure and tower assets, including TowerCo’s nationwide footprint of approximately 3,300 sites in Belgium, of which approximately 2,200 sites are owned and the remaining sites are leased from third parties. Telenet entered into a long-term Master Lease Agreement (“MLA”) with TowerCo, which includes an initial period of 15 years and two renewal periods of 10 years each. The MLA also includes a build-to-suit commitment to deploy a minimum of 475 additional new sites, with Telenet acting as subcontractor to TowerCo, and provides for payment for such services to Telenet over time.

Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1)(3) (In billions)		FEEUM (2)(3) (In billions)
Type	Products	Description	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Third Party Managed Capital
Institutional Funds	DigitalBridge Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$16.7	$16.6	$11.0	$11.2
	Liquid securities strategy		1.0	0.8	0.9	0.8
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	20.2	19.3	4.7	4.2
	Digital real estate and infrastructure held by portfolio companies		7.4	6.9	2.4	2.1
			45.3	43.6	19.0	18.3
Balance Sheet Capital (3)
Digital Operating			1.5	1.2	NA	NA
Other			1.1	0.5	NA	NA
			$47.9	$45.3	$19.0	$18.3
__________
(1)    AUM is composed of (a) third party managed capital for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations; and (b) assets invested using the Company's own balance sheet capital and managed on behalf of the Company's shareholders. Third party AUM is based upon the cost basis of managed investments as reported by each underlying vehicle as of the reporting date and may include uncalled capital commitments. Balance sheet AUM is based upon the undepreciated carrying value of the Company's balance sheet investments as of the reporting date. The Company's calculation of AUM may differ from other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers.
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
(3)    Balance sheet capital represents the Company's investment interests on its balance sheet, excluding the portion held by noncontrolling interests in investment entities, that is managed by the Company on behalf of its stockholders, therefore is not fee-bearing. Balance sheet AUM generally reflects the OP's share of net book value of balance sheet assets, determined based upon undepreciated carrying value of assets, and where applicable, after impairment charges that create a new basis for the affected assets, in all instances, net of liabilities.
•FEEUM increased by $0.7 billion or 4% to $19 billion from December 31, 2021 to June 30, 2022.
•Our acquisition of AMP Capital's global infrastructure equity platform is expected to add $5.5 billion of FEEUM when the transaction closes in the fourth quarter of 2022.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Continuing Operations

Total revenues
Digital Investment Management	$46,115	$46,873	$(758)	$91,008	$77,993	$13,015
Digital Operating	227,687	189,093	38,594	430,209	378,295	51,914
Corporate and Other (1)	15,607	1,221	14,386	25,651	1,480	24,171
	$289,409	$237,187	52,222	$546,868	$457,768	89,100

Income (loss) from continuing operations
Digital Investment Management	$67,995	$15,786	$52,209	$58,852	$23,449	$35,403
Digital Operating	(85,428)	(10,850)	(74,578)	(159,569)	(75,110)	(84,459)
Corporate and Other	(35,877)	(1,113)	(34,764)	(188,879)	(90,855)	(98,024)
	$(53,310)	$3,823	(57,133)	$(289,596)	$(142,516)	(147,080)

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$21,269	$12,100	$9,169	$13,667	$18,979	$(5,312)
Digital Operating	(14,807)	(376)	(14,431)	(27,631)	(10,450)	(17,181)
Corporate and Other	(14,009)	(5,798)	(8,211)	(147,052)	(88,392)	(58,660)
	$(7,547)	$5,926	(13,473)	$(161,016)	$(79,863)	(81,153)
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Corporate and Other.
Revenues
Total revenues increased $52.2 million, or 22%, in the quarter-to-date comparison and $89.1 million, or 19%, in the year-to-date comparison.
•Digital Investment Management—Revenues were largely consistent in the quarter-to-date comparison and increased 17% in the year-to-date comparison. 2021 had benefited from an incentive fee from our digital liquid strategy, while additional fee income in 2022 was sourced largely from new co-invest vehicles and sub-advisory accounts. Additionally, year-to-date revenues reflect higher fee income from third party capital committed to DigitalBridge Partners II, LP ("DBP II") in the second half of 2021.
Supplemental performance measures of the Digital IM segment are presented under "—Non-GAAP Measures."
•Digital Operating—2022 includes revenue from additional acquisitions, namely DataBank's four new data centers in March 2022 and within the Vantage SDC portfolio, an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021 and 2022. The second quarter of 2022 also included a one-time fee from a lease termination at Vantage SDC.
•Corporate and Other—Revenues in 2022 reflect largely income from warehoused investments, specifically interest income from credit investments which were actively acquired or originated over time and lease income from the tower business acquired in June 2022.
Income (loss) from continuing operations
•Digital Investment Management—Net income reflects the effect of carried interest, net of management allocations. 2022 included significant carried interest accrued in the second quarter, driven by an increase in the valuation of a portfolio company that is currently under contract for sale. On a year-to-date basis in 2022, the additional carried interest accrual was partially offset by a reversal in the first quarter. We have also continued to ramp up resources and invest in our growing Digital IM business over time.
•Digital Operating—Our Digital Operating segment generally records a net loss, reflecting the effects of real estate depreciation and intangible asset amortization. Net loss was lower in 2021 as there was a large deferred tax benefit resulting from a write-off of deferred tax liabilities at DataBank as it was then determined that DataBank would elect REIT status beginning with the 2021 taxable year.
•Corporate and Other—The net loss generally reflects corporate level costs that have not been allocated to our reportable segments, primarily interest expense on corporate debt and compensation and administrative expenses. Also included are the effects of fair value changes on marketable equity securities held by our consolidated liquid strategy funds, warehoused loan investments and underlying portfolio companies of our digital funds which affect our share of earnings from these funds. The larger net loss in 2022 was driven by a $133.2 million non-cash loss recognized in connection with an early exchange of our 5.75% exchangeable notes in March 2022 (refer to Note 8 to the consolidated financial statements), and decreases in investment fair values.
Key components of revenue and income (loss) from continuing operations are discussed in more detail below.
Comparison of Three and Six Months Ended June 30, 2022 to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues
Property operating income	$234,251	$188,985	$45,266	$436,762	$377,987	$58,775
Interest income	8,499	1,319	7,180	13,665	2,173	11,492
Fee income	44,318	45,157	(839)	87,155	74,600	12,555
Other income	2,341	1,726	615	9,286	3,008	6,278
Total revenues	289,409	237,187	52,222	546,868	457,768	89,100
Expenses
Property operating expense	97,290	77,140	20,150	181,293	157,002	24,291
Interest expense	46,388	37,938	8,450	90,418	77,718	12,700
Investment expense	7,187	5,871	1,316	16,752	12,764	3,988
Transaction-related costs	2,756	64	2,692	2,921	1,682	1,239
Depreciation and amortization	155,352	138,229	17,123	283,919	277,654	6,265
Compensation expense, including incentive fee and carried interest allocation	101,861	56,465	45,396	147,051	135,218	11,833
Administrative expenses	26,353	28,505	(2,152)	54,238	46,301	7,937
Total expenses	437,187	344,212	92,975	776,592	708,339	68,253
Other income (loss)
Other loss, net	(46,256)	(27,041)	(19,215)	(196,137)	(36,391)	(159,746)
Equity method earnings, including carried interest	138,206	62,650	75,556	126,334	46,011	80,323
Loss before income taxes	(55,828)	(71,416)	15,588	(299,527)	(240,951)	(58,576)
Income tax benefit	2,518	75,239	(72,721)	9,931	98,435	(88,504)
Income (loss) from continuing operations	(53,310)	3,823	(57,133)	(289,596)	(142,516)	(147,080)
Loss from discontinued operations	(14,771)	(98,906)	84,135	(122,169)	(580,166)	457,997
Net loss	(68,081)	(95,083)	27,002	(411,765)	(722,682)	310,917
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(14,327)	6,025	(20,352)	(25,547)	8,474	(34,021)
Investment entities	(29,102)	36,616	(65,718)	(92,147)	(319,246)	227,099
Operating Company	(3,090)	(14,980)	11,890	(25,952)	(42,876)	16,924
Net loss attributable to DigitalBridge Group, Inc.	(21,562)	(122,744)	101,182	(268,119)	(369,034)	100,915
Preferred stock dividends	15,759	18,516	(2,757)	31,518	37,032	(5,514)
Net loss attributable to common stockholders	$(37,321)	$(141,260)	103,939	$(299,637)	$(406,066)	106,429

Property Operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Property operating income
Digital Operating
Lease income	$207,951	$173,859	$34,092	$392,122	$347,474	$44,648
Data center service revenue	19,695	15,126	4,569	38,035	30,513	7,522
	227,646	188,985	38,661	430,157	377,987	52,170
Other
Lease income	6,605	—	6,605	6,605	—	6,605
	$234,251	$188,985	45,266	$436,762	$377,987	58,775

Property operating expense
Digital Operating	$94,744	$77,140	$17,604	$178,747	$157,002	$21,745
Other	2,546	—	2,546	2,546	—	2,546
	$97,290	$77,140	20,150	$181,293	$157,002	24,291
Digital Operating
Property operating income and expense are higher in 2022, which includes operating results from additional acquisitions. These include DataBank's acquisition of four data centers in March 2022, and within the Vantage SDC portfolio, an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021. Additionally, the second quarter of 2022 also included a $5.8 million fee received from a lease termination in the Vantage SDC portfolio.
Total real estate carrying value in our Digital Operating segment increased to $6.05 billion at June 30, 2022 compared to $4.97 billion at December 31, 2021 following the DataBank March 2022 acquisition.
At June 30, 2022, our portfolio includes 73 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	June 30, 2022	December 31, 2021
Digital Operating
Number of data centers (1)
Owned	33	28
Leasehold	49	50
	82	78
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet (2)	2,318	1,949
Leased Square Feet (2)	1,817	1,553
% Utilization Rate (% Leased) (2)	78%	80%
__________
(1) Converted a leased data center to owned in the first quarter of 2022.
(2) Excludes data centers that were not held for the entire period; in this case, four data centers that were acquired in March 2022.
On a same store basis, property operating income and expense also increased in 2022, driven by the Vantage SDC portfolio, attributable to a lease termination fee and increase in leased square footage from lease-up of expanded capacity and existing inventory.
Other
This represents one month of property operating income and expense from the tower business, acquired in June 2022.
Interest Income
Interest income was $7.2 million higher in the quarter-to-date comparison and $11.5 million higher in the year-to-date comparison. In 2022, there was additional interest income from new loans originated or acquired beginning the third quarter of 2021 that are being warehoused for future investment vehicles, as well as an unsecured promissory note in connection with the sale of our Wellness Infrastructure business.

Fee Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management
Management fees	$43,559	$39,727	$3,832	$85,750	$67,466	$18,284
Incentive fees	—	4,489	(4,489)	2	5,083	(5,081)
Other fee income	759	941	(182)	1,403	2,051	(648)
	$44,318	$45,157	(839)	$87,155	$74,600	12,555
Fee income decreased $0.8 million in the quarter-to-date comparison and increased $12.6 million in the year-to-date comparison. Management fees were higher in both periods under comparison, attributed to capital calls by portfolio companies as well as new co-invest vehicles and sub-advisory accounts. Additionally, the increase in the year-to-date period was driven by DBP II commitments that were closed subsequent to the second quarter of 2021. However, there were no incentive fees earned from our digital liquid strategy in 2022 in comparison to 2021, which contributed to an overall decrease in fee income in the quarter-to-date period and partially offset the higher management fees in the year-to-date period.
Other Income
Other income increased $0.6 million in the quarter-to-date comparison and $6.3 million in the year-to-date comparison. The increase is attributed primarily to higher professional service fees incurred on behalf of and reimbursable by our managed investment vehicles, dividend income received from our equity interest in a third party non-traded REIT and loan origination fee earned in in the first quarter of 2022 in connection with a loan syndication.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management	$2,785	$—	$2,785	$5,287	$—	$5,287
Digital Operating	37,233	29,272	7,961	73,417	60,404	13,013
Other investment-level debt	2,422	—	2,422	3,139	—	3,139
Corporate-level debt	3,948	8,666	(4,718)	8,575	17,314	(8,739)
	$46,388	$37,938	8,450	$90,418	$77,718	12,700
Digital Investment Management—This represents interest expense from our securitized financing facility beginning in July 2021, which is attributed largely to the Digital IM segment.
Digital Operating—The increase of $8.0 million in the quarter-to-date comparison and $13.0 million in the year-to-date comparison is attributed to: (i) interest expense on additional debt raised through securitization transactions by DataBank and Vantage SDC during 2021; (ii) interest expense on new financing for DataBank's acquisition of four data centers in March 2022; and (iii) interest expense on our securitized financing facility beginning July 2021 which is partially allocated to the Digital Operating segment.
At June 30, 2022, our data center portfolio was financed by an aggregate $4.48 billion of outstanding debt principal ($4.22 billion at December 31, 2021), primarily fixed rate securitized debt, bearing a combined weighted average interest rate of 3.11% per annum (2.88% per annum at December 31, 2021).
Other Investment-level Debt—This represents interest expense from: (i) debt to partially fund the acquisition of the tower assets in June 2022; (ii) credit facilities financing loans warehoused for future securitization vehicles; and (iii) our securitized financing facility beginning in July 2021 that is partially allocated to our digital credit and digital liquid investments on the balance sheet.
Corporate-level Debt—Interest expense decreased $4.7 million in the quarter-to-date comparison and $8.7 million in the year-to-date comparison as we have extinguished $221 million of higher cost corporate debt through early exchanges of our 5.75% exchangeable notes totaling $161 million in the fourth quarter of 2021 and an additional $60 million in March 2022 (refer to Note 8 to the consolidated financial statements). 2021 also included interest expense on our corporate credit facility that was terminated in July 2021.

Investment Expense
Investment expense increased $1.3 million in the quarter-to-date comparison and $4.0 million in the year-to-date comparison, attributable largely to compensatory expense recognized in connection with equity awards granted to the management team of Vantage who performs the day-to-day operations of Vantage SDC, higher management fees paid to Vantage as a result of the add-on acquisition in October 2021, and higher professional service fees incurred on behalf of and reimbursable by our managed investment vehicles.
Transaction-Related Costs
Transaction-related costs in the second quarter of 2022 are related to the pending acquisition of AMP Capital and in connection with unconsummated investments in other periods.
Depreciation and Amortization
Increase in depreciation and amortization can be attributed to real estate and intangible assets acquired through the Vantage SDC add-on acquisition in October 2021, DataBank's four new data centers in March 2022, and tower assets in June 2022. The second quarter of 2022 also included accelerated amortization of lease intangibles in connection with an early lease termination in the Vantage SDC portfolio. The increase was partially offset by (i) accelerated amortization recognized in the first quarter of 2021 on a trade name intangible in anticipation of the Company's name change in June 2021; and (ii) a decrease in amortization expense on lease intangibles following the term expiration on short term leases in our colocation data center business in 2022.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Cash compensation and benefits	$43,873	$40,426	$3,447	$99,684	$103,306	$(3,622)
Equity-based compensation	8,919	7,773	1,146	18,650	23,679	(5,029)
Incentive and carried interest compensation	49,069	8,266	40,803	28,717	8,233	20,484
	$101,861	$56,465	45,396	$147,051	$135,218	11,833
Total compensation expense was $45.4 million higher in the quarter-to-date comparison and $11.8 million higher in the year-to-date comparison. The increase in both periods under comparison is driven primarily by carried interest compensation accrued in the second quarter of 2022, representing a portion of unrealized carried interest from our sponsored investment vehicles that are shared with management and certain employees. In the year-to-date comparison, the increase was partially offset by a reversal of carried interest compensation in the first quarter of 2022 and also a decrease in cash and equity-based compensation as there was higher severance payments, including acceleration of equity-based compensation, in the first quarter of 2021. Unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
Administrative Expenses
Administrative expense decreased $2.2 million in the quarter-to-date comparison and increased $7.9 million in the year-to-date comparison. The second quarter of 2021 had included placement fees incurred in fundraising for DBP II which resulted in a decrease in administrative expense in the quarter-to-date comparison. However, this was more than offset by higher professional fees incurred in 2022 which resulted in an increase in administrative expense in the year-to-date comparison.
Other Loss
Other loss increased $19.2 million from $27.0 million to $46.3 million in the quarter-to-date comparison, and increased $159.7 million from $36.4 million to $196.1 million in the year-to-date comparison.
The losses in 2022 were driven by fair value decreases in relation to: (i) marketable equity securities held largely by our consolidated liquid securities funds, net of offsetting fair value changes on short positions; and (ii) loans receivable in the second quarter of 2022 given the rising interest rate environment. Additionally, the first quarter of 2022 included a non-cash debt extinguishment loss of $133.2 million, recognized in connection with an early exchange of our 5.75% exchangeable notes (refer to Note 8 to the consolidated financial statements). Losses in the second quarter of

2022 were partially offset by a decrease in the liability fair value of the warrants issued to Wafra (refer to Note 13 to the consolidated financial statements).
In 2021, the losses were driven by a write-off of an equity investment that was determined to be unrecoverable in June 2021 and an increase in value of the Blackwells settlement liability prior to its settlement in June 2021 (refer to Note 13 to the consolidated financial statements). In contrast, there were fair value increases on marketable equity securities in 2021 that partially offset these losses.
Equity Method Earnings

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management (carried interest earnings of $110,779, $11,169, $79,700 and $10,947)	$111,795	$11,202	$100,593	$80,733	$11,007	$69,726
Other	26,411	51,448	(25,037)	45,601	35,004	10,597
	$138,206	$62,650	75,556	$126,334	$46,011	80,323
Digital Investment Management—These amounts represent predominantly unrealized carried interest from our general partner interests in sponsored investment vehicles. In 2022, there was significant carried interest accrued in the second quarter, driven by an increase in the valuation of a portfolio company that is currently under contract for sale. On a year-to-date basis in 2022, this increase was partially offset by a reversal of carried interest in the first quarter. Carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized. In this case, the carried interest reversal is a function of continuing accrual of preferred returns over time while fair value of underlying investments remain largely consistent.
Other—These amounts were driven primarily by our investment in BRSP for which we recorded earnings of $11.0 million and $23.8 million for the three and six months ended June 30, 2022, respectively, and $42.2 million and $14.8 million for the three and six months ended June 30, 2021, respectively. These amounts included basis difference adjustment (as discussed in Note 5 to consolidated financial statements) that increased earnings in 2022 and quarter-to-date 2021, while offsetting year-to-date net loss in 2021. Our share of year-to-date net loss in 2021 was attributed largely to investment write-downs and BRSP's restructuring costs in the first quarter of 2021, including the BRSP management contract termination fee that was paid to us.
Also included in all periods are earnings from our limited partnership interests in funds in the DigitalBridge Partners opportunistic strategy, representing unrealized fair value increases on the underlying investments of these funds.
Additionally, 2021 included earnings related to fair value increases on an equity method investment that had been accounted for under the fair value option. Beginning May 2021, the equity investment is accounted for as a marketable equity security following a merger of the investee into a special purpose acquisition company.
Income Tax Benefit
Income tax benefit was $2.5 million compared to $75.2 million in the three months ended June 30, 2022 and 2021, respectively, and $9.9 million compared to $98.4 million in the six months ended June 30, 2022 and 2021, respectively.
The large deferred tax benefit in 2021 resulted primarily from a write-off of deferred tax liabilities at DataBank when it was determined in the second quarter of 2021 that DataBank would elect REIT status beginning with the 2021 taxable year. 2021 also included higher deferred tax benefit recognized in connection with significant severance costs.
The net income tax benefit recorded in 2022 reflects the tax effect of activities in the Company's previously designated TRS in the normal course of business, which continues to be driven primarily by deferred tax benefit on equity-based compensation.

Loss from Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues
Revenues	$2,002	$209,953	$(207,951)	$82,283	$476,730	$(394,447)
Expenses	(36,480)	(460,568)	424,088	(237,635)	(963,144)	725,509
Other gain (loss)	15,711	175,614	(159,903)	27,075	(73,565)	100,640
Income tax benefit (expense)	3,996	(23,905)	27,901	6,108	(20,187)	26,295
Loss from discontinued operations	(14,771)	(98,906)	84,135	(122,169)	(580,166)	457,997
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	386	43,387	(43,001)	(5,789)	(260,464)	254,675
Operating Company	(1,142)	(13,623)	12,481	(9,277)	(30,531)	21,254
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(14,015)	$(128,670)	114,655	$(107,103)	$(289,171)	182,068
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
The net loss in 2022 is attributed largely to the disposition of NRF Holdco in February 2022, specifically, a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer and impairment loss recognized based upon the final carrying value of net assets of the Wellness Infrastructure business upon disposition.
The net loss in 2021 was driven by significant impairment expense and decreases in asset fair values based upon the selling price of our Wellness Infrastructure and OED portfolios.
A detailed income statement on discontinued operations is included in Note 12 to the consolidated financial statements.

Non-GAAP Supplemental Financial Measures
Following our decision not to maintain qualification as a REIT for 2022, we no longer present Funds From Operations, a supplemental non-GAAP measure commonly used by equity REITs.
Resulting from the significant growth in our digital investment management business, effective the second quarter of 2022, we report Distributable Earnings, Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and, specific to our Digital IM segment, Fee Related Earnings (“FRE”) as non-GAAP financial measures attributable to the Operating Company, which more closely align the key performance metrics of our core business to the alternative investment management industry.
We use these non-GAAP financial measures in evaluating the Company’s business performance and in making operating decisions. As we evaluate profitability based upon continuing operations, these non-GAAP measures exclude results from discontinued operations.
These non-GAAP financial measures should not be considered alternatives to GAAP net income or loss as indicators of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indicators of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of these non-GAAP measures may differ from methodologies utilized by other companies for similarly titled performance measures and, as a result, may not be directly comparable to those calculated by other companies in similar lines of business.
Results of our non-GAAP measures attributable to Operating Company were as follows:

(In thousands)	Three Months Ended June 30, 2022
Attributable to Operating Company:
Distributable Earnings	$7,585
Adjusted EBITDA	30,928
Digital IM FRE	20,759
Distributable Earnings ("DE")
Distributable Earnings is an after-tax measure that differs from GAAP net income or loss from continuing operations as a result of the following adjustments, including adjustment for our share of similar items recognized by our equity method investments: transaction-related costs; restructuring charges (primarily severance and retention costs); realized and unrealized gains and losses, except realized gains and losses related to digital assets in Corporate and Other; depreciation, amortization and impairment charges; debt prepayment penalties and amortization of deferred financing costs, debt premiums and debt discounts; our share of unrealized carried interest, net of associated compensation expense; equity-based compensation expense; equity method earnings to reflect only cash dividends declared by BRSP; effect of straight-line lease income and expense; impairment of equity investments directly attributable to decrease in value of depreciable real estate held by the investee; non-revenue enhancing capital expenditures necessary to maintain operating real estate; and income tax effect on certain of the foregoing adjustments. Income taxes included in DE reflect the benefit of deductions arising from certain expenses that are excluded from the calculation of DE, such as equity-based compensation, as these deductions do decrease actual income tax paid or payable by the Company in any one period.
We believe that DE is a meaningful supplemental measure as it reflects the ongoing operating performance of our core business by generally excluding items that are non-core in nature, and allows for better comparability of operating results period-over-period and to other companies in similar lines of business.
Adjusted EBITDA
Adjusted EBITDA represents DE adjusted to exclude: interest expense as included in DE, income tax expense or benefit as included in DE, preferred stock dividends, equity method earnings as included in DE, placement fee expense, our share of realized carried interest and incentive fees net of associated compensation expense, certain investment costs for capital raising that are not reimbursable by our sponsored funds, and capital expenditures as deducted in DE.
We believe that Adjusted EBITDA is a meaningful supplemental measure of performance because it presents the Company’s operating performance independent of its capital structure, leverage and non-cash items, which allows for better comparability against entities with different capital structures and income tax rates. However, because Adjusted EBITDA is calculated before recurring cash charges including interest expense and taxes and does not deduct capital expenditures or other recurring cash requirements, its usefulness as a performance measure may be limited.

Distributable Earnings and Adjusted EBITDA reconciliation

(In thousands)	Three Months Ended June 30, 2022
Net loss attributable to common stockholders	$(37,321)
Net loss attributable to noncontrolling interests in Operating Company	(3,090)
Net loss attributable to Operating Company	(40,411)
Transaction-related and restructuring charges	29,300
Other (gains) losses, excluding realized gains or losses related to digital assets in Corporate and Other	13,433
Unrealized carried interest, net of associated compensation expense	(58,775)
Equity-based compensation expense	9,344
Depreciation and amortization	155,909
Straight-line rent (revenue) and expense, net	(2,956)
Amortization of acquired above- and below-market lease values, net	(10)
Impairment loss	12,184
Non-revenue enhancing capital expenditures	(13,377)
Debt prepayment penalties and amortization of deferred financing costs, debt premiums and debt discounts	5,238
Adjustment to equity method earnings to reflect BRSP cash dividend declared	(4,660)
Adjustments attributable to noncontrolling interests in investment entities (1)	(91,676)
DE of discontinued operations	(5,958)
Distributable Earnings (after tax)—attributable to Operating Company	7,585
Adjustments attributable to Operating Company:
Interest expense included in DE	14,142
Income tax benefit included in DE	(2,662)
Preferred stock dividends	15,759
Equity method earnings included in DE	(6,982)
Non-revenue enhancing capital expenditures deducted from DE and investment costs	3,086
Adjusted EBITDA—attributable to Operating Company	$30,928
__________
(1)    Noncontrolling interests' share of adjustments pertain largely to depreciation and amortization and unrealized carried interest, net of associated compensation expense.
Digital IM FRE
Digital IM FRE is calculated as recurring fee income and other income inclusive of cost reimbursements associated with administrative expenses, and net of compensation expense (excluding equity-based compensation, carried interest and incentive compensation) and administrative expense (excluding placement fees and straight-line rent expense). Digital IM FRE is used to assess the extent to which direct base compensation and operating expenses are covered by recurring fee revenues in the digital investment management business. We believe that Digital IM FRE is a useful supplemental performance measure because it may provide additional insight into the profitability of the overall digital investment management business.
Digital IM FRE is measured as Adjusted EBITDA for the Digital IM segment, adjusted to reflect the Company’s Digital IM segment as a stabilized business by excluding FRE associated with new investment strategies that have 1) not yet held a first close raising FEEUM; or 2) not yet achieved break-even Adjusted EBITDA only for investment products that may be terminated solely at the Company’s discretion, collectively referred to as “Start-up FRE.” The Company evaluates new investment strategies on a regular basis and excludes Start-Up FRE from Digital IM FRE until such time a new strategy is determined to form part of the Company’s core investment management business.

Digital IM FRE reconciliation

(In thousands)	Three Months Ended June 30, 2022
Digital Investment Management
Net income	$67,995
Interest expense, net of interest income	2,771
Investment expense and reimbursement (income), net	(200)
Depreciation and amortization	5,375
Equity-based compensation	3,361
Incentive fee and carried interest compensation expense	49,069
Straight-line rent expense	76
Transaction-related and restructuring charges	4,042
Incentive fee and carried interest	(110,779)
Equity method earnings	(1,016)
Other loss, net	424
Income tax expense	2,006
Digital IM Adjusted EBITDA	23,124
Start-up FRE	2,335
Digital IM FRE	25,459
Attributable to redeemable noncontrolling interests	(4,700)
Digital IM FRE—attributable to Operating Company	$20,759
Liquidity and Capital Resources
Overview
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
At June 30, 2022, our liquidity position was $260 million, including corporate-level cash and $230 million availability under our VFN. In the normal course of business, we continue to seek and capitalize on opportunities to syndicate our investments to third party co-investors. In the third quarter of 2022, we anticipate cash inflows from partial monetization of our interest in DataBank of approximately $230 million and additionally, a return of funds from our warehoused loans that will be transferred to our new credit fund, as discussed below. We also have access to the capital markets to raise additional funds, namely through issuance of additional series of notes under our securitized financing facility.
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our operating and investing activities, based upon our projected financial and operating performance, and investment opportunities. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, competitive landscape and other factors. At this time, while we have sufficient liquidity to meet our operational needs, we continue to evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities in 2022
•We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes in March 2022, which will generate future interest savings.
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
Investment Commitments
Fund Commitments—As of June 30, 2022, we have unfunded commitments of $65 million, predominantly to our DBP funds.
Wafra Redemption—In connection with the May 2022 redemption of Wafra's interest in our Digital IM business, additional contingent consideration of up to $125 million may be payable in March 2023 and/or March 2024, with up to 50% payable in shares of our class A common stock at our election.
Acquisition of Infrastructure Investment Management Platform—We have committed to acquire AMP Capital's global infrastructure equity investment management platform for $327 million in cash. The acquisition is expected to close in the fourth quarter of 2022. Additional contingent consideration of up to $128 million may become payable based upon achievement of future fundraising targets.
Lease Obligations
At June 30, 2022, we have $139.3 million and $488.1 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, principally in connection with leasehold data centers and ground space hosting tower communication sites, and $39.1 million of operating lease obligations on our corporate offices. These amounts represent fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
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
Preferred Stock—At June 30, 2022, we have outstanding preferred stock totaling $884 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $15.8 million per quarter.
Stock Repurchase
We currently have a $200 million stock repurchase program, with repurchases targeted towards preferred stock to further reduce our leverage.
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

Additionally, we generate fee related earnings from our digital investment management business. Following the redemption of Wafra's 31.5% interest in our Digital IM business in May 2022, 100% of fee related earnings are attributable to us. Management fee income is generally a predictable and stable revenue stream, while carried interest and incentive fees are by nature less predictable in amount and timing. Our ability to establish new investment vehicles and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. At June 30, 2022, our warehoused investments include $57 million of equity investments and $381 million of outstanding loan principal, of which $151 million is expected to be transferred to a new credit vehicle in the third quarter of 2022. The remaining loan balance is partially funded by $168 million of debt. The largest warehoused investment is currently TowerCo that was acquired in June 2022, for which we funded $278 million at acquisition.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets.
Wellness Infrastructure—As noted above, in completing our digital transformation, we monetized our Wellness Infrastructure assets in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable.
DataBank—We expect to partially monetize our interest in DataBank in the third quarter of 2022 for approximately $230 million in proceeds. Efforts to recapitalize DataBank will continue throughout the remainder of 2022, with incremental sales of equity interests in DataBank by existing investors to new investors, which will result in further monetization of our interest in DataBank.
Debt
Description of our debt is included in Note 8 to the consolidated financial statements.
Our indebtedness at June 30, 2022 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (1) (Per Annum)	Weighted Average Years Remaining to Maturity (2)
Corporate-level debt:
Secured fund fee revenue notes	$370,000	4.10%	4.2
Convertible and exchangeable senior notes	278,422	5.21%	1.4
Non-recourse investment level secured debt:
Fixed rate	3,737,404	2.54%
Variable rate	1,226,448	5.07%
	4,963,852	3.16%	3.6
Total debt	$5,612,274
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

Scheduled principal payments on our debt obligations at June 30, 2022 were as follows.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Secured fund fee revenue notes	$—	$—	$—	$—	$370,000	$—	$370,000
Convertible and exchangeable senior notes	—	200,000	—	78,422	—	—	278,422
Investment-level secured debt
Digital Operating	3,116	228,792	879,003	1,146,517	1,619,690	600,000	4,477,118
Other	—	136,500	31,500	—	—	318,734	486,734
Total	$3,116	$565,292	$910,503	$1,224,939	$1,989,690	$918,734	$5,612,274
Debt maturities and future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, otherwise based upon initial maturity dates or extended maturity dates if extension criteria are met at June 30, 2022 for extensions that are at the Company's option.
Securitized Financing Facility
As of the date of this filing, we are in compliance with all of the financial covenants under the securitized financing facility.
As noted above, our VFN availability was increased $100 million to $300 million in April 2022, of which $230 million is available to be drawn as of June 30, 2022.
Non-Recourse Investment-Level Secured Debt
Investment level financing is non-recourse to us and secured by the respective underlying real estate or loans receivable.
Significant Developments in 2022
•Dispositions—Consolidated investment-level debt of $2.86 billion held by NRF Holdco (previously classified as held for disposition) have been assumed by the acquirer upon sale of NRF Holdco in February 2022, which resulted in further deleveraging of our balance sheet.
•Acquisition—Additional $319 million of debt was undertaken to partially fund the acquisition of TowerCo in June 2022. The debt is expected to be assumed by our new sponsored investment vehicle, along with the TowerCo assets, when sufficient third party capital has been raised.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$67,303	$104,896
Investing activities	(2,145,642)	408,596
Financing activities	760,345	(308,682)
Operating Activities
Cash inflows from operating activities are generated primarily through fee income from our investment management business, property operating income from our real estate investments, interest received from our warehoused loans, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, loan servicing, investment transaction-related costs, as well as compensation and general administrative costs.

Our operating activities generated net cash inflows of $67.3 million in 2022 and $104.9 million in 2021.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, origination or acquisition of warehoused loans and disbursement on subsequent drawdowns, and new equity investments and subsequent contributions, which are partially offset by repayments and sales of loans receivable, distributions of capital received from equity investments, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $2.1 billion in 2022 and net cash inflows of $408.6 million in 2021.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Outflows were significantly higher in 2022 totaling $1.6 billion, attributed primarily to the acquisition of TowerCo, and to a lesser extent, DataBank's acquisition of five data centers, capital expenditures in our data center portfolio and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. Also contributing to the cash outflows was cash assumed by the buyer in the sale of real estate investment holding entities in our Wellness Infrastructure business. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale.
2021 saw net cash inflows of $176.8 million, as proceeds from sales of various European properties and sales of real estate investment holding entities in our hotel business, net of cash assumed by the buyer, more than offset capital expenditures.
•Debt investments—Our debt investments generated net cash outflows in 2022 and net cash inflows in 2021.
Cash outflows of $226.5 million in 2022 were driven by origination and acquisition of loans that are warehoused for future investment vehicles, partially offset by repayment and a loan syndication.
In 2021, net cash inflows of $320.9 million can be attributed to loan repayments, in particular a $305.0 million repayment on two loans in our Irish loan portfolio, partially offset by a loan acquired and warehoused for a future digital credit vehicle, other loan disbursements and acquisition of additional N-Star CDOs at a discount by our Wellness Infrastructure segment. The N-Star CDOs were subsequently sold as part of the disposition of NRF Holdco in February 2022.
•Equity investments—Our equity investments generated net cash outflows in both years.
In 2022, our equity investments recorded net cash outflows of $33.3 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, in addition to funding our digital fund commitments.
In 2021, net cash outflows of $120.7 million can be attributed to funding our digital fund commitments and draws on acquisition, development and construction ("ADC") loans that were accounted for as equity method investments. These ADC loans have since been disposed in conjunction with the sale of investment holding entities in our OED portfolio in December 2021. Purchases and sales of equity investments in 2021 also included the trading activities in marketable equity securities by our consolidated liquid funds.
Financing Activities
We finance our investing activities largely through investment-level secured debt and capital from co-investors. We also draw upon our securitized financing facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends are temporarily suspended as of the second quarter of 2022), as well as distributions to noncontrolling interests in our various investments.
Financing activities generated net cash inflows of $760.3 million in 2022 and net cash outflows of $308.7 million in 2021.
•In 2022, the large net cash inflow of $760.3 million was driven by financing for the acquisitions of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. This was partially offset by $388.5 million of cash paid to redeem Wafra's interest in our digital investment management business. Financing cash inflows also included draws on our corporate VFN revolver and on credit facilities to finance bank-syndicated warehoused loans. Other notable cash outflows included acquisition of noncontrolling interest in DataBank and distributions to various noncontrolling interests.
•The financing net cash outflows of $308.7 million in 2021 were driven by $360.9 million of debt repayments exceeding borrowings, primarily repayment of debt financing real estate and loans that were sold or resolved during the year. The net cash outflow from debt financing was partially offset by $106.2 million of net contributions from noncontrolling interests. This was composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle, assumption by Wafra of a portion of our commitments to DCP I, and additional consideration paid by Wafra for its investment in our digital investment management business.
•Dividend payments were $31.5 million in 2022 compared to $37.0 million in 2021 following additional preferred stock redemptions during 2021.
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
The following discussion excludes the effect of market risk on assets and corresponding liabilities that were held for disposition at June 30, 2022.
Interest Rate Risk
Instruments bearing variable interest rates include our debt obligations and loans receivable warehoused on the balance sheet for future sponsored investment vehicles, all of which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense and interest income, respectively.
Variable Rate Debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which has $70 million outstanding as of June 30, 2022. In terms of investment level financing (excluding credit facilities financing loans receivable as discussed below) which totals $4.8 billion, this consists primarily of fixed rate securitized notes issued by our digital operating subsidiaries, Vantage SDC and DataBank, and fixed rate term debt financing TowerCo. Of this amount, $1.06 billion or 22% is composed of variable rate debt at June 30, 2022. Our variable rate debt is indexed to either 1-month or 3-month LIBOR, or 6-month Euribor. At June 30, 2022, our exposure to interest rate increases on the TowerCo variable rate debt is economically hedged with interest rate swaps. As our digital operating subsidiaries are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Based upon the outstanding principal on our variable rate debt (excluding credit facilities financing loans receivable) at June 30, 2022, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense, net of the effect of interest rate hedges, by $9.0 million on a consolidated basis or $2.4 million after attribution to noncontrolling interests.
Variable Rate Loans Receivable and Corresponding Debt—We hold variable rate loans receivable totaling $380.9 million at June 30, 2022, all of which are warehoused on the balance sheet for future sponsored investment vehicles. Our variable rate loans receivable are indexed primarily to LIBOR. These variable rate loans generally have contractual index floors, which establish minimum index rates. A majority of these loans are partially funded through LIBOR-based credit facilities with $168.0 million drawn at June 30, 2022, which reduces our net exposure to interest rate fluctuations. At June 30, 2022, a hypothetical 100 basis point decrease in interest rates would decrease annualized interest income by approximately $11.1 million; however, this would be partially offset by a corresponding decrease in annualized interest expense of $1.7 million on the credit facilities financing the loans receivable.
Foreign Currency Risk
As of June 30, 2022, we have limited direct foreign currency exposure from our foreign operations in the digital operating business and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. This applies to our foreign subsidiaries that operate six colocation data centers in the U.K. and France, and TowerCo assets in Belgium. For the substantial majority of our subsidiaries in Canada that operate our hyperscale data centers, the U.S dollar is used as the transactional currency, in which case, there is no foreign currency exposure. At June 30, 2022, we have entered into foreign exchange contracts as a net investment hedge of our EUR denominated equity investment in TowerCo. In the data center portfolio, the remaining foreign subsidiaries that do not transact in U.S. dollars make up only a small percentage of our overall digital operating business, which in turn is substantially owned by third party investors. Accordingly, our exposure to foreign currency risk from the operations of our foreign subsidiaries is limited as of June 30, 2022.

Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. We generally mitigate foreign currency risk on our foreign currency denominated investments by utilizing currency instruments as economic hedges, such as foreign currency put options, forward contracts and costless collars. The maturity dates of these instruments approximate the projected dates of related cash flows from the respective investments. At June 30, 2022    , our foreign currency exposure consisted of a GBP loan receivable (£34 million) and an AUD equity investment (A$35 million). As of June 30, 2022, we have entered into foreign exchange forward contracts to mitigate our GBP exposure.
In connection with our commitment to acquire AMP Capital, our consideration payable in U.S. dollar equivalent is largely fixed based upon the foreign exchange rate as of the date of the purchase agreement. The consideration is payable in U.S. dollars at the spot foreign exchange rate on the closing date of the acquisition, provided, however, that such rate is not A$0.02 higher or lower than the rate on the date of the purchase agreement.
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our digital liquid securities strategy, measured at fair value. At June 30, 2022, our digital liquid securities strategy make up 4.7% of our $19 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Equity Price Risk
At June 30, 2022, our consolidated sponsored liquid funds had $156.8 million of long positions and $35.8 million of short positions in marketable equity securities. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital or noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2022, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which are available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Redemption of Redeemable Noncontrolling Interest—On May 23, 2022, 57,741,599 shares of our class A common stock were issued to Wafra in connection with the redemption of Wafra's interest in the Digital IM business and certain of Wafra's entitlement to carried interest, as discussed in Note 10 to the consolidated financial statements.
Redemption of Membership Units in OP ("OP Units")—Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the second quarter of 2022, in satisfaction of redemption requests by former employee OP Unit holders, 400,000 shares of our class A common stock were issued to the former employees.
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

4.3	Form of Class A Common Stock Purchase Warrant of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)

Exhibit Number	Description

10.1
Amendment No. 1 Class A-1 Note Purchase Agreement, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, together as Asset Entities, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, together as Co-Guarantors, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.2
Equity Purchase Agreement, by and among AMP Group Holdings Limited, AMP Capital Investors International Holdings Limited, DigitalBridge Operating Company, LLC and DigitalBridge Investment Holdco, LLC, dated as of April 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2022)

10.3
Amended and Restated Carried Interest Participation Agreement, dated as of May 23, 2022, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc. and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.4
Termination Agreement, dated as of May 23, 2022, by and among DigitalBridge Management Holdings, LLC, DigitalBridge Digital IM Holdco, LLC, DigitalBridge IM Manager, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc., Colony DCP (CI) Bermuda, LP, Marc Ganzi, Ben Jenkins, W-Catalina (C) LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.5
Registration Rights Agreement, dated as of May 23, 2022, by and between DigitalBridge Group, Inc. and Wafra Strategic Holdings LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2022)

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
Dated: August 8, 2022

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)