Form 10-Q
period 2022-09-30
DigitalBridge Group, Inc.
filed 2022-11-07
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(561) 570-4644
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.04 par value	DBRG	New York Stock Exchange
Preferred Stock, 7.125% Series H Cumulative Redeemable, $0.01 par value	DBRG.PRH	New York Stock Exchange
Preferred Stock, 7.15% Series I Cumulative Redeemable, $0.01 par value	DBRG.PRI	New York Stock Exchange
Preferred Stock, 7.125% Series J Cumulative Redeemable, $0.01 par value	DBRG.PRJ	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, 159,728,816 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$636,366	$1,602,102
Restricted cash	134,024	99,121
Real estate, net	6,141,415	4,972,284
Loans receivable (at fair value)	174,389	173,921
Equity and debt investments ($206,758 and $201,912 at fair value)	1,050,356	935,153
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,745,560	1,187,627
Assets held for disposition	72,593	3,676,615
Other assets ($30,820 and $944 at fair value)	964,647	740,395
Due from affiliates	60,111	49,230
Total assets	$11,740,829	$14,197,816
Liabilities
Debt, net	$5,325,615	$4,860,402
Accrued and other liabilities ($196,561 and $37,970 at fair value)	1,662,606	928,042
Intangible liabilities, net	31,304	33,301
Liabilities related to assets held for disposition	60	3,088,699
Dividends and distributions payable	16,527	15,759
Total liabilities	7,036,112	8,926,203
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	96,028	359,223
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $827,779 and $883,500 liquidation preference; 250,000 shares authorized; 33,111 and 35,340 shares issued and outstanding	800,355	854,232
Common stock, $0.04 par value per share
Class A, 949,000 shares authorized; 162,975 and 142,144 shares issued and outstanding	6,519	5,685
Class B, 1,000 shares authorized; 166 shares issued and outstanding	7	7
Additional paid-in capital	7,793,492	7,820,807
Accumulated deficit	(6,941,658)	(6,576,180)
Accumulated other comprehensive income	(4,056)	42,383
Total stockholders’ equity	1,654,659	2,146,934
Noncontrolling interests in investment entities	2,890,162	2,653,173
Noncontrolling interests in Operating Company	63,868	112,283
Total equity	4,608,689	4,912,390
Total liabilities, redeemable noncontrolling interests and equity	$11,740,829	$14,197,816

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Property operating income	$244,336	$194,854	$681,098	$572,841
Interest income	8,725	3,086	22,390	5,259
Fee income ($40,350, $49,934, $125,757 and $120,332 from affiliates)	41,263	50,226	128,418	124,826
Other income ($995, $3,124, $5,693 and $4,551 from affiliates)	2,299	4,008	11,585	7,016
Total revenues	296,623	252,174	843,491	709,942
Expenses
Property operating expense	105,987	80,226	287,280	237,228
Interest expense	53,032	39,895	143,450	117,613
Investment expense	9,510	7,263	26,262	20,027
Transaction-related costs	3,879	936	6,800	2,618
Depreciation and amortization	145,594	129,186	429,513	406,840
Compensation expense—cash and equity-based	65,544	55,933	183,878	182,918
Compensation expense—incentive fee and carried interest	80,831	31,736	109,548	39,969
Administrative expenses	29,909	28,933	84,147	75,234
Total expenses	494,286	374,108	1,270,878	1,082,447
Other income (loss)
Other gain (loss), net	25,908	4,657	(170,229)	(31,734)
Equity method earnings (losses)	(52,382)	6,987	(5,748)	42,051
Equity method earnings—carried interest	121,698	58,382	201,398	69,329
Loss from continuing operations before income taxes	(102,439)	(51,908)	(401,966)	(292,859)
Income tax benefit	7,841	10,973	17,772	109,408
Loss from continuing operations	(94,598)	(40,935)	(384,194)	(183,451)
Loss from discontinued operations	(26,389)	(10,429)	(148,558)	(590,595)
Net loss	(120,987)	(51,364)	(532,752)	(774,046)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(6,442)	7,269	(31,989)	15,743
Investment entities	(60,623)	(124,301)	(152,770)	(443,547)
Operating Company	(4,834)	4,311	(30,786)	(38,565)
Net income (loss) attributable to DigitalBridge Group, Inc.	(49,088)	61,357	(317,207)	(307,677)
Preferred stock repurchases/redemptions (Note 9)	(1,098)	2,865	(1,098)	2,865
Preferred stock dividends	15,283	17,456	46,801	54,488
Net income (loss) attributable to common stockholders	$(63,273)	$41,036	$(362,910)	$(365,030)
Income (loss) per share—basic
Loss from continuing operations per common share—basic	$(0.30)	$(0.23)	$(1.57)	$(1.20)
Net income (loss) attributable to common stockholders per common share—basic	$(0.39)	$0.33	$(2.37)	$(3.04)
Income (loss) per share—diluted
Loss from continuing operations per common share—diluted	$(0.30)	$(0.23)	$(1.57)	$(1.20)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.39)	$0.33	$(2.37)	$(3.04)
Weighted average number of shares
Basic	162,398	121,458	153,028	120,041
Diluted	162,398	121,458	153,028	120,041
Dividends declared per common share	$0.01	$—	$0.01	$—
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(120,987)	$(51,364)	$(532,752)	$(774,046)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(1,647)	(4,391)	(4,333)	(6,578)
Available-for-sale debt securities	—	1,615	(6,373)	(331)
Cash flow hedges	—	—	—	1,285
Foreign currency translation	(34,809)	(35,739)	(97,090)	(112,542)
Net investment hedges	10,932	—	17,916	(84)
Other comprehensive loss	(25,524)	(38,515)	(89,880)	(118,250)
Comprehensive loss	(146,511)	(89,879)	(622,632)	(892,296)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(6,442)	7,269	(31,989)	15,743
Investment entities	(80,210)	(144,222)	(192,140)	(500,702)
Operating Company	(5,259)	2,539	(34,733)	(44,395)
Comprehensive income (loss) attributable to stockholders	$(54,600)	$44,535	$(363,770)	$(362,942)

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2021	$999,490	$4,927	$7,622,382	$(6,601,522)	$83,675	$2,108,952	$3,836,609	$113,469	$6,059,030
Net income (loss)	—	—	—	61,357	—	61,357	(124,301)	4,311	(58,633)
Other comprehensive loss	—	—	—	—	(16,822)	(16,822)	(19,921)	(1,772)	(38,515)
Redemption of preferred stock (Note 9)	(83,385)	—	(2,865)	—	—	(86,250)	—	—	(86,250)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(149,515)	—	(149,515)
Redemption of OP Units for class A common stock	—	5	1,085	—	—	1,090	—	(1,090)	—
Equity awards issued, net of forfeitures	—	12	7,351	—	—	7,363	308	903	8,574
Shares canceled for tax withholdings on vested stock awards	—	(3)	(1,670)	—	—	(1,673)	—	—	(1,673)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,292	—	24,292
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,584)	—	(51,584)
Preferred stock dividends	—	—	—	(17,456)	—	(17,456)	—	—	(17,456)
Reallocation of equity (Notes 2 and 10)	—	—	(731)	—	27	(704)	—	704	—
Balance at September 30, 2021	$916,105	$4,941	$7,625,552	$(6,557,621)	$66,880	$2,055,857	$3,515,888	$116,525	$5,688,270
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net loss	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive loss	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest to fair value (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity awards issued, net of forfeitures	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest (Note 10)	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	854,232	5,981	7,356,363	(6,838,497)	12,753	1,390,832	2,688,907	43,204	4,122,943
Net loss	—	—	—	(21,562)	—	(21,562)	(29,102)	(3,090)	(53,754)
Other comprehensive loss	—	—	—	—	(11,346)	(11,346)	(7,772)	(926)	(20,044)
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(35,026)	—	—	(35,026)	—	—	(35,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interests in investment entities (Note 10)	—	—	—	—	—	—	4,087	—	4,087
Deconsolidation of investment entities (Note 21)	—	—	—	—	—	—	11,047	—	11,047
Redemption of OP Units for class A common stock	—	4	335	—	—	339		(339)	—
Equity awards issued, net of forfeitures	—	9	7,508	—	—	7,517	1,061	591	9,169
Shares canceled for tax withholdings on vested equity awards	—	(7)	(5,060)	—	—	(5,067)	—	—	(5,067)
Contributions from noncontrolling interests	—	—	—	—	—	—	215,790	—	215,790
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,490)	—	(13,490)
Preferred stock dividends	—	—	—	(15,758)	—	(15,758)	—	—	(15,758)
Reallocation of equity (Notes 2 and 10)	—	—	(18,313)	—	48	(18,265)	—	18,265	—
Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
Net loss	—	—	—	(49,088)	—	(49,088)	(60,623)	(4,834)	(114,545)
Other comprehensive loss	—	—	—	—	(5,512)	(5,512)	(19,587)	(425)	(25,524)
Stock repurchases	(53,877)	(38)	(12,476)	—	—	(66,391)	—	—	(66,391)
DataBank recapitalization (Note 10)	—	—	170,770	—	—	170,770	(170,770)	—	—
Equity-based compensation	—	2	9,867	—	—	9,869	8,861	311	19,041
Shares canceled for tax withholdings on vested stock awards	—	(2)	(1,533)	—	—	(1,535)	—	—	(1,535)
Cost of DataBank recapitalization	—	—	(8,749)	—	—	(8,749)	(21,247)	—	(29,996)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,502,454	—	1,502,454
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,219,454)	(127)	(1,219,581)
Preferred stock dividends	—	—	—	(15,117)	—	(15,117)	—	—	(15,117)
Common stock dividend declared ($0.01 per share)	—	—	—	(1,636)	—	(1,636)	—	—	(1,636)
Reallocation of equity (Notes 2 and 10)	—	—	(11,239)	—	1	(11,238)	—	11,238	—
Balance at September 30, 2022	$800,355	$6,526	$7,793,492	$(6,941,658)	$(4,056)	$1,654,659	$2,890,162	$63,868	$4,608,689
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(532,752)	$(774,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Paid-in-kind interest added to loan principal, net of interest received	(4,887)	8,492
Straight-line rent income	(18,417)	4,854
Amortization of above- and below-market lease values, net	(58)	5,151
Amortization of deferred financing costs and debt discount and premium, net	102,943	56,494
Equity method (earnings) losses	(198,325)	78,444
Distributions of income from equity method investments	97,003	3,072
Allowance for doubtful accounts	—	3,640
Impairment of real estate and related intangibles and right-of-use asset	35,985	359,996
Depreciation and amortization	431,852	498,513
Equity-based compensation	47,119	40,001
Gain on sales of real estate, net	—	(49,232)
Deferred income tax benefit	(14,794)	(99,268)
Loss on extinguishment of exchangeable notes	133,173	—
Other loss, net	29,287	102,908
(Increase) decrease in other assets and due from affiliates	9,579	(92,223)
Increase (decrease) in accrued and other liabilities and due to affiliates	77,559	39,511
Other adjustments, net	(494)	(4,895)
Net cash provided by operating activities	194,773	181,412
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(445,039)	(411,593)
Return of capital from equity method investments	58,560	41,779
Acquisition of loans receivable and debt securities	(164,815)	(68,453)
Net disbursements on originated loans	(215,918)	(33,272)
Repayments of loans receivable	23,956	492,022
Proceeds from sales of loans receivable and debt securities, including transfers of warehoused loans	360,773	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,901,931)	(608,155)
Proceeds from sales of real estate	96,660	363,436
Cash and restricted cash assumed by buyer in sales of real estate investment holding entities	(189,453)	(35,098)
Proceeds from paydown and maturity of debt securities	566	544
Proceeds from sale of equity investments	483,833	313,595
Investment deposits	(49,736)	(343)
Proceeds from sale of corporate fixed assets	—	14,946
Net receipts on settlement of derivatives	13,952	17,123
Other investing activities, net	(769)	(833)
Net cash (used in) provided by investing activities	(1,929,361)	85,698

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(47,629)	$(56,105)
Repurchases of common stock	(8,008)	—
Repayment or repurchase of senior notes	(14,237)	(31,502)
Borrowings from corporate credit facility and securitized financing facility	—	345,000
Repayment of borrowings from corporate credit facility and securitized financing facility	—	(45,000)
Borrowings from secured debt	1,014,582	1,150,909
Repayment of secured debt	(469,510)	(1,103,172)
Payment of deferred financing costs	(18,707)	(30,358)
Contributions from noncontrolling interests	2,072,900	203,059
Distributions to and redemptions of noncontrolling interests	(1,684,752)	(129,790)
Redemptions/repurchases of preferred stock	(52,779)	(86,250)
Shares canceled for tax withholdings on vested equity awards	(18,012)	(18,570)
Acquisition of noncontrolling interest	(32,076)	—
Net cash provided by financing activities	741,772	198,221
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,039)	590
Net (decrease) increase in cash, cash equivalents and restricted cash	(995,855)	465,921
Cash, cash equivalents and restricted cash, beginning of period	1,766,245	963,008
Cash, cash equivalents and restricted cash, end of period	$770,390	$1,428,929
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2022	2021
Beginning of the period
Cash and cash equivalents	$1,602,102	$703,544
Restricted cash	99,121	67,772
Restricted cash included in assets held for disposition	65,022	191,692
Total cash, cash equivalents and restricted cash, beginning of period	$1,766,245	$963,008

End of the period
Cash and cash equivalents	$636,366	$1,277,733
Restricted cash	134,024	87,551
Restricted cash included in assets held for disposition	—	63,645
Total cash, cash equivalents and restricted cash, end of period	$770,390	$1,428,929
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
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
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2022, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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

Reverse Stock Split
In August 2022, the Company effectuated a one-for-four reverse stock split of its outstanding shares of class A and class B common stock. The number of authorized shares of common stock was not adjusted in connection with the reverse stock split, however, the Company intends to seek stockholder approval to make a proportional change to the number of authorized shares of class A and class B common stock at its next annual meeting of stockholders. Par value of common stock was proportionately increased from $0.01 to $0.04 per share. Throughout this Quarterly Report on Form 10-Q, common stock share and per share information, including OP units and stock award units, as well as the Company's senior note conversion or exchange ratio in common stock shares have been revised for all periods presented to give effect to the reverse stock split.
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
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company's consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interests in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, the Company's existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
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
The Company and its co-investors also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of September 30, 2022, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $204 million. Most, if not all, of the cost of the expansion capacity has been or will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 11 new tenant leases that commenced in the nine months ended September 30, 2022, and 11 new tenant leases that commenced in 2021 related to a portion of the expansion capacity, for aggregate consideration of $123.7 million and $100.8 million, respectively.
All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
Acquisitions by DataBank
2022
•In May 2022, the Company's edge colocation data center subsidiary, DataBank, acquired a data center in Atlanta, Georgia for $10.9 million.
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

	Asset Acquisitions
	2022			2021
(In thousands)	TowerCo	Acquisitions by DataBank / zColo US	Vantage SDC Expansion Capacity	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France
Assets acquired and liabilities assumed
Real estate	$363,121	$627,474	$105,691	$479,587	$38,500	$26,083
Intangible assets	673,218	77,885	18,028	82,603	—	8,702
ROU and other assets	234,462	3,994	—	—	—	9,536
Deferred tax liabilities	(243,223)	—	—	—	—	—
Intangible, lease and other liabilities	(236,324)	(2,839)	—	(56,889)	—	(11,303)
Fair value of net assets acquired	$791,254	$706,514	$123,719	$505,301	$38,500	$33,018
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
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, discounted at rates between 4.75% and 6.8%, with remaining lease terms ranging between 1 and 15 years.
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6.0% and 11.25% with remaining lease terms ranging between 1 and 4 years.
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the estimated time it would require to execute a new lease or backfill a vacant space, discounted at rates between 4.75% and 11.5%, with estimated useful lives between 5 and 15 years.
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

Purchase Commitment
Infrastructure Investment Management Platform
In April 2022, the Company entered into a definitive agreement to acquire the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited ("AMP Capital"). Consideration for the acquisition consists of: (i) an upfront amount of A$458 million ($314 million at September 30, 2022 spot rate), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million ($125 million at September 30, 2022 spot rate), primarily based upon future fundraising for AMP Capital's global infrastructure funds. The transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including regulatory approvals. There is no assurance that the acquisition will close in the timeframe contemplated or on the terms anticipated, if at all.
4. Real Estate
The following table summarizes the Company's real estate held for investment.

(In thousands)	September 30, 2022	December 31, 2021
Land	$257,499	$206,588
Buildings and improvements	1,555,396	1,295,204
Data center infrastructure	4,302,733	3,785,561
Towers and equipment	332,797	—
Construction in progress	341,760	77,014
	6,790,185	5,364,367
Less: Accumulated depreciation	(648,770)	(392,083)
Real estate assets, net	$6,141,415	$4,972,284
Real Estate Depreciation
Depreciation of real estate held for investment was $91.3 million and $69.7 million for the three months ended September 30, 2022 and 2021, respectively, and $257.7 million and $211.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Property Operating Income
Components of property operating income are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Lease income:
Fixed lease income	$195,701	$153,173	$537,213	$454,560
Variable lease income	29,453	22,065	86,668	68,152
	225,154	175,238	623,881	522,712
Data center service revenue	19,182	19,616	57,217	50,129
	$244,336	$194,854	$681,098	$572,841
For the nine months ended September 30, 2022 and 2021, property operating income from a single customer accounted for approximately 18% and 16%, respectively, of the Company's total revenues from continuing operations, or approximately 8% for both periods, of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.

5. Equity and Debt Investments
The Company's equity and debt investments, excluding investments held for disposition (Note 11), are represented by the following:

(In thousands)	September 30, 2022	December 31, 2021
Equity investments
Equity method investments
BrightSpire Capital, Inc. (BRSP) (1)	$220,793	$284,985
Company-sponsored private funds—equity investment in funds	305,833	270,737
Company-sponsored private funds—carried interest	193,758	111,957
Other	4,458	5,417
	724,842	673,096
Other equity investments
Marketable securities (Note 13)	150,028	201,912
Private funds and non-traded REIT	47,289	49,575
Other	77,270	10,570
Total equity investments	999,429	935,153

Debt securities
CLO subordinated notes	50,927	—

Equity and debt investments	$1,050,356	$935,153
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
The Company evaluates its equity method investments for other-than-temporary impairment ("OTTI") at each reporting period. In 2021, OTTI was recorded only on equity method investments held for disposition, as discussed in Note 11.
BrightSpire Capital, Inc. (NYSE: BRSP)
At September 30, 2022, the Company owned approximately 35.0 million shares in BRSP for a 27.1% interest in BRSP (29.0% at December 31, 2021, including BRSP shares and units held by NRF Holdco that were disposed in February 2022), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. In connection with the internalization of BRSP in April 2021, the Company had entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders and is prohibited from acquiring additional BRSP shares.
Disposition—In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including a proportion of basis difference associated with the BRSP shares disposed, as discussed below).

OTTI—In the third quarter of 2022, the Company determined that its investment in BRSP was other-than-temporarily impaired and recorded an impairment charge, included in equity method losses, of $59.6 million. The Company determined that given the continued market volatility in 2022, its anticipated hold period for its investment in BRSP may not be sufficient to allow for a recovery of BRSP's stock price relative to the Company's carrying value of its investment in BRSP. The OTTI charge was measured as the excess of carrying value over market value of the Company's investment in BRSP based upon BRSP's closing stock price on September 30, 2022, the last trading day of the quarter, of $6.31 per share. Throughout 2021, the fair value of the Company's investment in BRSP was in excess of its carrying value.
As a result of the impairment charge, the carrying value of the Company's investment in BRSP as of September 30, 2022 represents a non-recurring fair value that was measured under the Level 1 fair value hierarchy.
Basis Difference—The Company recorded impairment charges on its investment in BRSP in 2022, 2020 and 2019. This resulted in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings from BRSP by $1.2 million and $41.4 million for the three months ended September 30, 2022 and 2021, respectively, and $17.0 million and $100.5 million for the nine months ended September 30, 2022 and 2021, respectively, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods. The basis difference balance at September 30, 2022 was $209.8 million.
Carried Interest
Carried interest represents a disproportionate allocation of returns to the Company, as general partner, based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles. Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest is driven by changes in fair value of the underlying investments of the fund and may be subject to reversal until such time it is realized. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part with each disposition.
Generally, carried interest is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund, if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned, the Company is obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund. At September 30, 2022, the Company does not have a liability for clawback obligations on distributed carried interest.
With respect to funds that have distributed carried interest, in the event all of their investments are deemed to have no value, the likelihood of which is remote, carried interest distributions subject to clawback as of September 30, 2022 would amount to $51.2 million, of which $45.9 million would be the responsibility of the employee and former employee recipients. For this purpose, a portion of the carried interest allocated is generally held back from these recipients at the time of distribution (Note 7).
The carried interest balances at September 30, 2022 and December 31, 2021 represent unrealized carried interest in connection with sponsored funds that are currently in the early stage of their lifecycle. Carried interest allocation is presented gross of accrued carried interest compensation (Note 7).

Carried Interest Distributed
In the third quarter of 2022, $123.5 million of carried interest was distributed, including $51.2 million that had been previously accrued, recognized in equity method earnings. $103.2 million of the distributed carried interest was allocated to current and former employees and to Wafra (Note 10), of which $45.9 million had been previously accrued, recorded as carried interest compensation and amounts attributable to noncontrolling interests (Note 18).
Investment and Lending Commitments
Sponsored Funds
At September 30, 2022, the Company had unfunded commitments to its sponsored funds.of $141.7 million.
Loans Receivable
At September 30, 2022, the Company's DataBank subsidiary had unfunded lending commitments to a borrower of $24.2 million, of which the Company's share was $3.3 million, net of amounts attributable to noncontrolling interests in investment entities.
Debt Securities
In the third quarter of 2022, bank syndicated loans that the Company previously warehoused were transferred into a third party warehouse entity at their acquisition price totaling $232.7 million, and securitized through the issuance of collateralized loan obligation securities ("CLO"). The corresponding warehouse facility of $172.5 million was repaid by the Company. The CLO is sponsored and managed by the third party. The Company acquired all of the subordinated notes of the CLO, which are classified as available-for-sale ("AFS") debt securities. The CLO has a stated legal final maturity of 2035.
At September 30, 2022, the CLO subordinated notes were carried at their recently issued price, which represents their current estimated fair value.

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
September 30, 2022	$50,927	$—	$—	$—	$50,927
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment at both September 30, 2022 and December 31, 2021 is as follows.

(In thousands)
Digital Investment Management (1)	$298,248
Digital Operating	463,120
Total goodwill	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $125.0 million at September 30, 2022 and $133.0 million at December 31, 2021.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	September 30, 2022			December 31, 2021
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,294,228	$(362,943)	$931,285	$1,148,441	$(256,987)	$891,454
Investment management intangibles (3)	164,189	(76,609)	87,580	164,189	(61,435)	102,754
Customer relationships and service contracts (4)	774,422	(62,846)	711,576	218,064	(44,496)	173,568
Trade names	26,400	(14,559)	11,841	26,400	(11,266)	15,134
Other (5)	6,818	(3,540)	3,278	6,818	(2,101)	4,717
Total deferred leasing costs and intangible assets	$2,266,057	$(520,497)	$1,745,560	$1,563,912	$(376,285)	$1,187,627
Intangible Liabilities
Lease intangible liabilities (2)	$46,630	$(15,326)	$31,304	$44,076	$(10,775)	$33,301
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
(5)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net increase (decrease) to rental income (1)	$(3)	$(726)	$172	$(2,169)

Amortization expense
Deferred leasing costs and lease-related intangibles	$34,834	$40,251	$118,941	$126,418
Investment management intangibles	5,066	8,056	15,176	20,284
Customer relationships and service contracts	7,754	7,671	18,554	23,421
Trade name	1,098	1,645	3,294	20,408
Other	477	477	1,431	1,405
	$49,229	$58,100	$157,396	$191,936
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Net increase (decrease) to rental income	$(303)	$(979)	$(1,700)	$(1,603)	$(1,623)	$238	$(5,970)
Amortization expense	49,687	170,345	139,506	127,447	121,125	1,100,176	1,708,286

7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2022	December 31, 2021
Straight-line rents	$42,484	$25,516
Investment deposits and pending deal costs	38,471	22,238
Prefunded capital expenditures for Vantage SDC	3,117	24,293
Derivative assets	30,820	944
Prepaid taxes and deferred tax assets, net	35,091	29,347
Receivables from resolution of investment	10,633	10,463
Operating lease right-of-use asset, net	536,337	349,509
Finance lease right-of-use asset, net	123,173	131,909
Accounts receivable, net (1)	88,126	83,878
Prepaid expenses	22,865	20,303
Other assets	18,992	24,835
Fixed assets, net (2)	14,538	17,160
Total other assets	$964,647	$740,395
__________
(1)    Includes primarily receivables from tenants.
(2)    Net of accumulated depreciation of $23.9 million as of September 30, 2022 and $19.2 million as of December 31, 2021.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2022	December 31, 2021
Deferred income (1)	$57,308	$37,143
Interest payable	14,682	14,870
Derivative liabilities	12,493	—
Stock repurchase payable	5,604	—
Securities sold short—consolidated funds	35,068	37,970
Current and deferred income tax liability	223,988	2,016
Contingent consideration payable (Note 10)	125,000	—
Warrants issued to Wafra (Note 10)	24,000	—
Operating lease liability	513,200	342,510
Finance lease liability	137,458	142,777
Accrued compensation	46,213	64,100
Accrued incentive fee and carried interest compensation	90,888	67,258
Accrued real estate and other taxes	27,261	10,523
Payable for Vantage SDC expansion capacity (Note 3)	99,917	55,896
Accounts payable and accrued expenses	188,658	121,931
Other liabilities	60,868	31,048
Accrued and other liabilities	$1,662,606	$928,042
__________
(1)    Represents primarily prepaid rental income, upfront payment received for data center installation services, and deferred investment management fees. Deferred investment management fees of $5.6 million at September 30, 2022 and $6.0 million at December 31, 2021 are expected to be recognized as fee income over a weighted average period of 3.3 years and 3.2 years, respectively. Deferred investment management fees recognized as income of $0.6 million and $0.1 million in the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $0.3 million in the nine months ended September 30, 2022 and 2021, respectively, pertain to the deferred management fee balance at the beginning of each respective period.

Deferred Income Tax
As a result of the Company’s transition to a C-Corporation (as discussed in Note 1), a deferred tax asset was recognized as of January 1, 2022 related to the outside basis difference in the Company's investment in certain partnerships, and capital loss and NOL carryforwards. Concurrently, a full valuation allowance was established on this deferred tax asset due to uncertainties in future realization of the tax benefits in consideration of the Company’s history of cumulative operating losses. The Company will continue to assess the realizability of this deferred tax asset at each reporting period and as circumstances change. As of September 30, 2022, there was no change in the expected realizability of the net deferred tax asset, which remains subject to a full valuation allowance.
For the nine months ended September 30, 2022, net income tax benefit of $17.8 million reflects the tax effect of activities in the Company's previously designated TRS in the normal course of business.
Accrued Incentive Fee and Carried Interest Compensation
Incentive fee and carried interest compensation represent a portion of incentive fees and carried interest allocated to certain employees. Incentive fee and carried interest compensation are accrued as the related incentive fees and carried interest are recognized in earnings. Carried interest compensation may be reversed if there is a decline in the cumulative carried interest amounts previously recognized by the Company. Incentive fee and carried interest compensation are generally not paid to employees until the related incentive fees and carried interest amounts are distributed by the funds to the Company. If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest compensation would be similarly subject to clawback from employees. The Company generally withholds a portion of the distribution of carried interest compensation to employees to satisfy their potential clawback obligation. The amount withheld resides in entities outside of the Company.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 11).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Investment-Level Secured Debt	Total Debt
September 30, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$4,815,712	$5,394,134
Premium (discount), net	—	(1,409)	12,443	11,034
Deferred financing costs	(8,352)	(602)	(70,599)	(79,553)
	$291,648	$276,411	$4,757,556	$5,325,615
December 31, 2021
Debt at amortized cost
Principal	$300,000	$338,739	$4,283,983	$4,922,722
Premium (discount), net	—	(3,091)	17,629	14,538
Deferred financing costs	(8,606)	(1,384)	(66,868)	(76,858)
	$291,394	$334,264	$4,234,744	$4,860,402

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
September 30, 2022
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.0	$—	N/A	4.0	$300,000	3.93%	4.0
Convertible and exchangeable senior notes	278,422	5.21%	1.2	—	N/A	N/A	278,422	5.21%	1.2
	578,422			—			578,422
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,641,793	2.43%	3.3	863,767	7.35%	2.8	4,505,560	3.38%	3.2
Other	88,186	6.47%	6.7	221,966	4.18%	6.4	310,152	4.83%	6.5
	3,729,979			1,085,733			4,815,712
	$4,308,401			$1,085,733			$5,394,134
December 31, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.7	$—	N/A	4.7	$300,000	3.93%	4.7
Convertible and exchangeable senior notes (4)	338,739	5.31%	2.2	—	N/A	N/A	338,739	5.31%	2.2
	638,739			—			638,739
Non-recourse
Investment-Level Secured Debt
Digital Operating	3,646,466	2.44%	4.1	571,017	5.74%	4.0	4,217,483	2.88%	4.1
Other	—	N/A	N/A	66,500	1.31%	1.6	66,500	1.31%	1.6
	3,646,466			637,517			4,283,983
	$4,285,205			$637,517			$4,922,722
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
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2022	December 31, 2021

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$200,000	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	9.20	108.6956	8,524	July 21, 2023	78,422	138,739
								$278,422	$338,739
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

Exchange of Senior Notes For Common Stock and Cash
DBRG and the OP completed separate privately negotiated exchange transactions with certain noteholders of the 5.75% exchangeable notes, as follows:

	Principal of 5.75% Exchangeable Notes Exchanged	Consideration for Exchange
(In thousands)		Class A Common Stock Issued	Cash Paid
March 2022	$60,317	6,389	$13,887
October and November 2021	161,261	18,341	—
	$221,578	24,730	$13,887
The March 2022 exchanges resulted in a debt extinguishment loss of $133.2 million, calculated as the excess of consideration paid over the carrying value of the notes exchanged, and recorded in other loss on the consolidated statement of operations. Consideration was measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective exchanges, and cash paid, net of transaction costs. Unlike the exchange transactions in 2021, the March 2022 exchanges did not qualify for debt conversion accounting and were treated as a debt extinguishment as the Company issued less than the number of shares issuable under the stated exchange ratio of 108.696 shares per $1,000 of note principal exchanged.
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
Investment-Level Secured Debt
These are investment level financing that are non-recourse to the Company and secured by data center and tower portfolios held by the Company's subsidiaries, and at December 31, 2021, also secured by previously warehoused loans receivable.
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

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2020	41,350	120,851	183
Redemption of preferred stock	(3,450)	—	—
Shares issued upon redemption of OP Units	—	126	—
Conversion of class B to class A common stock	—	17	(17)
Shares issued pursuant to settlement liability (1)	—	1,488	—
Equity awards issued, net of forfeitures	—	1,550	—
Shares canceled for tax withholding on vested equity awards	—	(669)	—
Shares outstanding at September 30, 2021	37,900	123,363	166

Shares outstanding at December 31, 2021	35,340	142,144	166
Stock repurchase	(2,229)	(945)	—
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,533	—
Shares canceled for tax withholding on vested equity awards	—	(681)	—
Shares outstanding at September 30, 2022	33,111	162,975	166
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
The table below summarizes the preferred stock issued and outstanding at September 30, 2022:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	8,430	$84	$210,756	Currently redeemable
Series I	7.15%	June 2017	12,989	130	324,728	Currently redeemable
Series J	7.125%	September 2017	11,692	117	292,295	Currently redeemable
			33,111	$331	$827,779
All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends on Series H, I and J of preferred stock are payable quarterly in arrears in January, April, July and October.
Each series of preferred stock is redeemable on or after the earliest redemption date for that series at $25.00 per share plus accrued and unpaid dividends (whether or not declared) prorated to their redemption dates, exclusively at the Company’s option. The redemption period for each series of preferred stock is subject to the Company’s right under limited circumstances to redeem the preferred stock upon the occurrence of a change of control (as defined in the articles supplementary relating to each series of preferred stock).
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
The Company reinstated quarterly common stock dividends beginning the third quarter of 2022, with the declaration of a dividend of $0.01 per share of common stock that was paid in October 2022.
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
Reverse Stock Split
As discussed in Note 1, in August 2022, the Company effectuated a one-for-four reverse stock split of its outstanding shares of class A and class B common stock. Par value of common stock was proportionately increased from $0.01 to $0.04 per share.
Stock Repurchases and Redemptions
All preferred and common stock repurchases were made pursuant to a $200 million stock repurchase program, which expires on June 30, 2023 and may be extended, modified, or discontinued at any time by the Company's Board of Directors.
For preferred stock, the excess or deficit of the repurchase or redemption price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.
Stock Repurchases
During the third quarter of 2022, the Company repurchased (i) 2,228,805 shares in aggregate across Series H, I and J preferred stock at a discount for $52.6 million, or a weighted average price of $23.62 per share; and (ii) 944,570 shares of class A common stock for $13.6 million, or a weighted average price of $14.39 per share.
In October 2022, an additional 3,250,450 shares of class A common stock were repurchased for $41.3 million, or a weighted average price of $12.71 per share.
Preferred Stock Redemption
In 2021, the Company redeemed all of its outstanding 7.5% Series G preferred stock in August for $86.8 million using proceeds from its securitized financing facility and 2,560,000 shares of its 7.125% Series H preferred stock in November for approximately $64.4 million. All redemptions were made at the liquidation preference of $25.00 per share.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.

Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(2,948)	(297)	—	(28,950)	1,313	(30,882)
Amounts reclassified from AOCI	(2,998)	—	233	(20,221)	(1,375)	(24,361)
AOCI at September 30, 2021	$11,772	$5,775	$—	$3,661	$45,672	$66,880

AOCI at December 31, 2021	$2,334	$5,861	$—	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(3,790)	—	—	(36,281)	24,477	(15,594)
Amounts reclassified from AOCI	(200)	(5,861)	—	(17,016)	(7,768)	(30,845)
AOCI at September 30, 2022	$(1,656)	$—	$—	$(26,795)	$24,395	$(4,056)
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(58,995)	—	(58,995)
Amounts reclassified from AOCI	1,030	810	—	1,840
AOCI at September 30, 2021	$—	$25,660	$15,099	$40,759

AOCI at December 31, 2021	$—	$11,057	$—	$11,057
Other comprehensive loss before reclassifications	—	(29,551)	—	(29,551)
Amounts reclassified from AOCI	—	(9,819)	—	(9,819)
AOCI at September 30, 2022	$—	$(28,313)	$—	$(28,313)
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Component of AOCI reclassified into earnings	2022	2021	2022	2021
Relief of basis of AFS debt securities	$—	$—	$5,861	$—
Release of foreign currency cumulative translation adjustments	(3,664)	—	17,016	20,221
Realized gain on net investment hedges	7,768	—	7,768	1,375
Realized loss on cash flow hedges	—	—	—	(233)
Release of equity in AOCI of equity method investments	—	2,998	200	2,998

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's digital investment management business through redemption in May 2022, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Redeemable noncontrolling interests
Beginning balance	$359,223	$305,278
Contributions	11,650	41,014
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(20,119)	(13,865)
Net income (loss)	(31,989)	15,743
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	725,026	—
Redemption of Wafra's interest	(862,276)	—
Reclassification of warrants held by Wafra to liability in May 2022 (Note 7)	(81,400)	—
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	(4,087)	—
Ending balance	$96,028	$348,170
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
In addition, the Company issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis). Each warrant entitles Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.
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
Consideration for the redemption of Wafra's interest consisted of: (i) an upfront payment of $388.5 million in cash (after certain net cash adjustments) and 14,435,399 shares of the Company's Class A common stock valued at $348.8 million based upon the closing price of the Company's class A common stock on May 23, 2022; and (ii) the right to earn a contingent amount between $90 million and $125 million if the Company raises fee earning equity under management (as defined in the PSA) between $4 billion and $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 and/or March 2024, with up to 50% payable in shares of the Company's Class A common stock at the Company's election.
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
DataBank Additional Investment
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
DataBank Recapitalization
The first stage of the recapitalization of DataBank closed in August 2022, with a sale of the equity interest in DataBank to new investors for $1.5 billion in cash. The Company's ownership interest in DataBank decreased from 21.8% to 13.5%. The Company's share of proceeds from the sale was $317.8 million, including its share of carried interest net of allocation to employees.
As the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. After the August 2022 closing, the difference between the book value of the Company's interest and its ownership based upon the current value of DataBank resulted in a reallocation from noncontrolling interests in investment entities to additional paid-in capital of $170.8 million.
In October 2022, there was a second closing of the recapitalization, with additional equity interests sold to new investors for $220.2 million. The Company's share of proceeds was $47.8 million, including its share of carried interest net of allocation to employees. The Company's ownership interest in DataBank further decreased to 12.4%.
The recapitalization transaction triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result, $10 million of additional equity based compensation was recorded in the third quarter of 2022 based upon DataBank's original grant date fair value of these awards, of which $7.8 million was attributed to noncontrolling interests in investment entities.
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
Redemption of OP Units—The Company redeemed 100,220 OP Units during the nine months ended September 30, 2022 and 501,341 during the year ended December 31, 2021 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.
11. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 12). At September 30, 2022, these were composed predominantly of three remaining equity investments excluded from the December 2021 OED sale. At December 31, 2021, also included are assets and liabilities held by NRF Holdco, related primarily to the Wellness Infrastructure business prior to its sale in February 2022.

(In thousands)	September 30, 2022	December 31, 2021
Assets
Restricted cash	$—	$65,022
Real estate, net	—	3,079,416
Loans receivable	—	55,878
Equity and debt investments	72,466	250,246
Deferred leasing costs and other intangible assets, net	—	118,300
Other assets	127	100,720
Due from affiliates	—	7,033
Total assets held for disposition	$72,593	$3,676,615

Liabilities
Debt, net (1)	$—	$2,869,360
Lease intangibles and other liabilities	60	219,339
Total liabilities related to assets held for disposition	$60	$3,088,699
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
2022
At September 30, 2022, there were no assets held for sale that were measured at fair value on a nonrecurring basis.
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

Recurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
Equity Investments Carried at Net Asset Value ("NAV")—These include equity interest in a private fund and prior to its disposition as part of NRF Holdco in February 2022, investment in a Company-sponsored non-traded REIT, amounting to $2.8 million at September 30, 2022 and $31.2 million at December 31, 2021.
Equity Method Investments under Fair Value Option—Equity method investments under the fair value option of $59.6 million at September 30, 2022 and $79.3 million at December 31, 2021 were measured based upon indicative sales price, classified as Level 3 fair value.
Loans Receivable under Fair Value Option—There were no loans held for disposition at September 30, 2022. At December 31, 2021, the loan held for disposition represents a component of the overall sales price for NRF Holdco, which was disposed in February 2022.
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

		Fair Value Option
(In thousands)	AFS Debt Securities Held for Disposition	Loans Held for Disposition	Equity Method Investments Held for Disposition
Fair value at December 31, 2020	$28,576	$1,258,539	$153,259
Purchases, drawdowns, contributions and accretion	11,120	19,070	8
Paydowns, distributions and sales	(2,063)	(436,424)	(8,954)
Change in accrued interest and capitalization of paid-in-kind interest	—	10,506	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	(91,324)	(22,106)
Deconsolidation of investment entities (Note 21)	—	(330,394)	—
Other	—	(7,088)	—
Other comprehensive income (loss) (1)	(331)	(35,222)	(6,454)
Fair value at September 30, 2021	$37,108	$387,663	$115,753

Net unrealized gains (losses) on instruments held at September 30, 2021
In earnings	$—	$(91,849)	$(23,031)
In other comprehensive loss	$(331)	N/A	N/A

Fair value at December 31, 2021	$36,531	$55,878	$79,309
Purchases, drawdowns, contributions and accretion	195	—	—
Paydowns, distributions and sales	(36,726)	(54,490)	(903)
Change in accrued interest and capitalization of paid-in-kind interest	—	(1,013)	—
Realized and unrealized losses in earnings, net	—	(375)	(7,155)
Other comprehensive loss (1)	—	—	(11,646)
Fair value at September 30, 2022	$—	$—	$59,605

Net unrealized gains (losses) on instruments held at September 30, 2022
In earnings	$—	$—	$(7,155)
In other comprehensive loss	$—	N/A	N/A
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
Income (loss) from discontinued operations is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Property operating income	$—	$196,302	$69,202	$607,172
Interest income	8	4,469	1,073	17,703
Fee income	2,073	12,248	8,280	46,348
Other income	4,294	5,437	10,103	23,963
Revenues from discontinued operations	6,375	218,456	88,658	695,186
Expenses
Property operating expense	—	114,593	36,669	391,418
Interest expense	—	50,376	112,947	216,812
Transaction-related costs and investment expense	4,479	11,800	19,682	29,856
Depreciation and amortization	—	8,909	2,339	91,673
Impairment loss	—	(8,210)	35,985	358,137
Compensation and administrative expense	3,122	21,901	37,614	74,617
Expenses from discontinued operations	7,601	199,369	245,236	1,162,513
Other income (loss)
Gain on sale of real estate	—	514	—	49,232
Other gain, net	7,379	98,286	7,769	40,262
Equity method earnings (losses)	(24,010)	(125,565)	2,675	(189,824)
Loss from discontinued operations before income taxes	(17,857)	(7,678)	(146,134)	(567,657)
Income tax expense	(8,532)	(2,751)	(2,424)	(22,938)
Loss from discontinued operations	(26,389)	(10,429)	(148,558)	(590,595)
Income (loss) from discontinued operations attributable to:
Noncontrolling interests in investment entities	(10,227)	(85,741)	(16,016)	(346,205)
Noncontrolling interests in Operating Company	(1,156)	7,177	(10,433)	(23,354)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(15,006)	$68,135	$(122,109)	$(221,036)
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
Marketable Equity Securities
Marketable equity securities with long positions of $150.0 million at September 30, 2022 and $201.9 million at December 31, 2021 (Note 5) and short positions of $35.1 million at September 30, 2022 and $38.0 million at December 31, 2021, included in other liabilities (Note 7), consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Debt Securities
At September 30, 2022, the CLO subordinated notes were carried at their recently issued price of $50.9 million (Note 5), classified as Level 3 of the fair value hierarchy.
Equity Investment of Consolidated Fund
A consolidated fund, investing alongside other affiliated managed funds, holds an indirect investment in a portfolio of loans. The investment has a fair value of $11.2 million at September 30, 2022, classified as Level 3 of the fair value hierarchy. Fair value was determined based upon discounted cash flow projections of distributions of principal and interest expected to be collected from the underlying loans, which include, but are not limited to, consideration of the financial standing and operating results of the borrowers, and applying a discount rate of 11.1%.
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
Fair values were $30.8 million at September 30, 2022 and $0.9 million at December 31, 2021 for derivative assets, included in other assets, and $12.5 million at September 30, 2022 for derivative liabilities (Note 18), included in other liabilities. The Company did not have any derivatives in a liability position at December 31, 2021. At September 30, 2022, $12.7 million of the derivative asset represents a net investment hedge, while all other derivative positions in both periods were non-designated hedges. Derivative notional amounts aggregated to the equivalent of $588.0 million at September 30, 2022 and $182.3 million at December 31, 2021 for foreign exchange contracts, and $210.7 million at September 30, 2022 and $2.0 billion at December 31, 2021 for interest rate contracts.
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

Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Foreign currency contracts:
Designated contracts
Realized gain transferred from AOCI to earnings	$8,367	$—	$8,367	$1,520
Non-designated contracts
Realized and unrealized gain (loss) in earnings (1)	(8,689)	1,457	(3,619)	1,129
Interest rate contracts:
Designated contracts
Interest expense (2)	—	—	—	20
Realized loss transferred from AOCI to earnings	—	—	—	(1,328)
Non-designated contracts
Realized and unrealized gain (loss) in earnings	10,258	(13)	11,284	(248)
__________
(1)    In 2022, includes unrealized loss on foreign currency contract entered into on behalf of sponsored fund, which has no net impact to the Company's earnings, as discussed in Note 18.
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
Warrants
As discussed in Note 10, the Company issued five warrants to Wafra. Each warrant entitles Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in earnings. At September 30, 2022, the warrants, classified as Level 3 fair value, were valued at $24.0 million using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 39.4%; (b) closing stock price of DBRG's class A common stock at September 30, 2022 of $12.51 per share; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.16% per annum, derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrants decreased $57.4 million from its initial remeasurement in May 2022, recorded in other gain on the consolidated statement of operations.
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
In June 2021, Blackwells terminated the arrangement and the joint venture was dissolved. The profits distribution allocated to Blackwells was valued at $47.0 million and paid in the form of 1.49 million shares of the Company's class A common stock, with $22.8 million recognized in 2021 through termination as other loss on the consolidated statement of operations.
Fair Value Option
The following discussion excludes loans receivable and equity method investments held for disposition which are addressed in Note 11.
Loans Receivable
Loans receivable held for investment are carried at fair value under the fair value option. At September 30, 2022, fair value of loans held for investment totaled $174.4 million, with unpaid principal balance of $198.6 million, classified as Level 3 (at December 31, 2021, $173.9 million of loans at fair value, with unpaid principal balance of $172.4 million, of which $91.0 million was classified as Level 2 and $82.9 million as Level 3 of the fair value hierarchy).
Fair value of Level 3 loans held for investment were determined based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing and operating results of the borrower, and applying discount rates ranging between 10.0% to 10.9% at September 30, 2022 and 8.9% to 10.0% at December 31, 2021. Level 2 loans held for investment at December 31, 2021 represent bank syndicated loans for which fair value was obtained from a reputable pricing service and was based upon quotations from dealers who act as market makers for these loans. The Level 2 loans have been securitized into a third party sponsored CLO in the third quarter of 2022 (Note 5).
There were no loans that were 90 days or more past due as to principal or interest at September 30, 2022 and December 31, 2021. As of September 30, 2022, one loan with fair value of $5.1 million and unpaid principal balance of $5.8 million has been placed on nonaccrual.
Equity Method Investments
At September 30, 2022 and December 31, 2021, there were no equity method investments under the fair value option other than investments held for disposition (Note 11). One equity method investment that was under the fair value option is accounted for as a marketable equity security beginning May 2021 following a merger of the investee into a special purpose acquisition company.

The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss) for loans receivable and equity method earnings (losses) for equity method investments.

		Fair Value Option		Equity Investment of Consolidated Fund
(In thousands)	AFS Debt Securities	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2020	$—	$36,798	$28,540	$—
Purchases, originations, drawdowns and contributions	—	61,026	—	—
Paydowns, distributions and sales	—	(78)	(9,174)	—
Change in accounting method for equity interest	—	—	(27,626)	—
Change in accrued interest and capitalization of paid-in-kind interest	—	1,053	—	—
Realized and unrealized gain (loss) in earnings, net	—	(436)	8,260	—
Fair value at September 30, 2021	$—	$98,363	$—	$—

Net unrealized gain in earnings on instruments held at September 30, 2021	$—	$18	$—	$—

Fair value at December 31, 2021	$—	$82,930	$—	$—
Purchases, originations, drawdowns and contributions	50,927	371,415	—	—
Paydowns, distributions and sales	—	(159,501)	—	—
Transfer of warehoused loans to sponsored fund	—	(83,083)	—	—
Consolidation of sponsored fund	—	—	—	10,536
Change in accrued interest and capitalization of paid-in-kind interest	—	4,491	—	—
Realized and unrealized gain (loss) in earnings, net	—	(41,863)	—	673
Fair value at September 30, 2022	$50,927	$174,389	$—	$11,209

Net unrealized gain (loss) in earnings on instruments held at September 30, 2022	$—	$(38,649)	$—	$673
Investment Carried at Fair Value Using Net Asset Value
The Company has an investment in a non-traded healthcare REIT of $45.5 million at September 30, 2022 and $44.6 million at December 31, 2021, with no commitment for any further investment in the future. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairment is discussed in Note 5 for equity investments and Note 11 for assets held for disposition.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$291,648
Convertible and exchangeable senior notes	388,750	—	—	388,750	276,411
Investment-level secured debt	—	3,204,921	1,133,868	4,338,789	4,757,556
December 31, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$291,394	$291,394	$291,394
Convertible and exchangeable senior notes	716,970	—	—	716,970	334,264
Investment-level secured debt	—	3,598,655	655,270	4,253,925	4,234,744
Debt—Senior notes and secured fund fee revenue notes were valued using their last traded price. Fair value of investment-level debt were estimated by either discounting expected future cash outlays at interest rates available to the respective borrower subsidiaries for similar instruments or for securitized debt, based upon indicative bond prices quoted by brokers in the secondary market.
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

Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $46.5 million at September 30, 2022 and $53.1 million at December 31, 2021. The Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At September 30, 2022 and December 31, 2021, the consolidated private funds had total assets of $228.8 million and $230.6 million, respectively, and total liabilities of $87.0 million and $63.0 million, respectively, made up primarily of cash, marketable equity securities, unsettled trades, other equity investment and debt.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $499.6 million at September 30, 2022 and $382.7 million at December 31, 2021, included in equity investments, and $1.1 million at September 30, 2022 and $45.4 million at December 31, 2021, included within assets held for disposition.
Securitizations
The Company previously securitized loans receivable and CRE debt securities using VIEs. Upon securitization, the Company had retained beneficial interests in the securitization vehicles, usually in the form of equity tranches or subordinate securities. The securitization vehicles were structured as pass-through entities that receive principal and interest on the underlying loans or debt securities and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans and debt securities were transferred into securitization vehicles such that these assets were restricted and legally isolated from the creditors of the Company, and therefore were not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles did not have any recourse to the general credit of the Company and its other subsidiaries.
The Company also acquired securities issued by securitization trusts that are VIEs.
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CLOs or CDOs in which the Company has an interest but does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CLOs of $50.9 million at September 30, 2022, or CDOs of $30.2 million at December 31, 2021, previously presented as debt securities within assets held for disposition prior to disposition of the CDOs in February 2022 (Note 11).
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

15. Earnings per Share
The following table provides the basic and diluted earnings per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income (loss) allocated to common stockholders
Loss from continuing operations	$(94,598)	$(40,935)	$(384,194)	$(183,451)
Loss from continuing operations attributable to noncontrolling interests	60,516	34,157	189,096	96,810
Loss from continuing operations attributable to DigitalBridge Group, Inc.	(34,082)	(6,778)	(195,098)	(86,641)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(15,006)	68,135	(122,109)	(221,036)
Preferred stock repurchases/redemptions (Note 9)	1,098	(2,865)	1,098	(2,865)
Preferred dividends	(15,283)	(17,456)	(46,801)	(54,488)
Net income (loss) attributable to common stockholders	(63,273)	41,036	(362,910)	(365,030)
Net income allocated to participating securities	(17)	(736)	(17)	—
Net income (loss) allocated to common stockholders—basic	(63,290)	40,300	(362,927)	(365,030)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(63,290)	$40,300	$(362,927)	$(365,030)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	162,398	121,458	153,028	120,041
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	162,398	121,458	153,028	120,041
Income (loss) per share—basic
Loss from continuing operations	$(0.30)	$(0.23)	$(1.57)	$(1.20)
Income (loss) from discontinued operations	(0.09)	0.56	(0.80)	(1.84)
Net income (loss) attributable to common stockholders per common share—basic	$(0.39)	$0.33	$(2.37)	$(3.04)
Income (loss) per share—diluted
Loss from continuing operations	$(0.30)	$(0.23)	$(1.57)	$(1.20)
Income (loss) from discontinued operations	(0.09)	0.56	(0.80)	(1.84)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.39)	$0.33	$(2.37)	$(3.04)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended September 30, 2022 and 2021, the effect of adding back $4.0 million and $7.6 million of interest expense, respectively, and 11,698,000 and 36,064,800 of weighted average dilutive common share equivalents, respectively; and (b) for the nine months ended September 30, 2022 and 2021, the effect of adding back $133.2 million of debt extinguishment loss (Note 8) and $12.7 million of interest expense, and $23.3 million of interest expense, respectively, and 13,307,000 and 36,090,900 of weighted average dilutive common share equivalents, respectively.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 17) with weighted average shares of 1,076,000 and 2,472,800 for the three months ended September 30, 2022 and 2021, respectively, and 1,727,000 and 2,792,700 for the nine months ended September 30, 2022 and 2021, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 1,393,000 and 2,725,900 for the three months ended September 30, 2022 and 2021, respectively, and 2,174,000 and 2,527,800 for the nine months ended September 30, 2022 and 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At September 30, 2022 and 2021, 12,629,000 and 12,988,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

16. Fee Income
The Company's digital investment management platform manages capital on behalf of a diverse, global investor base, including but not limited to, sovereign wealth funds, public and private pensions, asset managers, insurance companies, and endowments, for which the Company earns fee income.
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 12).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Management fees	$40,697	$47,719	$126,447	$115,185
Incentive fees	—	1,313	2	6,396
Other fees	566	1,194	1,969	3,245
Total fee income	$41,263	$50,226	$128,418	$124,826
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
17. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2022, an aggregate 21.3 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield is zero for the 2022 and 2021 PSU awards as common dividends were suspended beginning the second quarter of 2020 through the second quarter of 2022.
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
__________
(1)    Represents 2.5 million LTIP units granted to the Company's Chief Executive Officer, Marc Ganzi, in connection with the Company's acquisition of Digital Bridge Holdings, LLC in July 2019, with vesting based upon achievement of the Company's class A common stock price closing at or above $40 over any 90 consecutive trading days prior to the fifth anniversary of the grant date.
(2)    Based upon historical volatility of the Company's stock and those of a specified peer group.
(3)    Based upon the Company's most recently issued dividend prior to grant date and closing price of the Company's class A common stock on grant date. Expected dividend yield is zero for the 2022 award as common dividends were suspended beginning the second quarter of 2020 through the second quarter of 2022.
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
Equity-based compensation expense, excluding amounts related to businesses presented as discontinued operations (Note 12), is as follows. Separately, additional compensation expense was also recorded in connection with the DataBank recapitalization transaction, as described in Note 10.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense (including $16, $50, $229 and $1,164 related to dividend equivalent rights)	$8,576	$6,914	$27,226	$30,593
Changes in the Company’s unvested equity awards are summarized below, after giving effect to the Company's one-for-four reverse stock split in August 2022.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2021	2,047,566	2,615,314	25,437	2,397,391	2,621,850	9,707,558	$14.74	$10.05
Granted	1,098,185	125,000	54,217	—	185,674	1,463,076	30.48	25.05
Vested	(1,428,765)	(115,314)	(59,616)	—	(382,589)	(1,986,284)	17.48	18.04
Forfeited	(29,418)	—	—	—	(535,348)	(564,766)	7.31	26.02
Unvested shares and units at September 30, 2022	1,687,568	2,625,000	20,038	2,397,391	1,889,587	8,619,584	17.84	10.92
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $4.2 million and $7.5 million for the three months ended September 30, 2022 and 2021, respectively, and $53.3 million and $61.1 million for the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $41.8 million, which is expected to be recognized over a weighted average period of 2.1 years. This excludes $25.1 million of unvested RSUs that are not currently probable of achieving their performance conditions and have a remaining performance measurement period of 1.6 years.
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
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for disposition (Note 11):

(In thousands)	September 30, 2022	December 31, 2021
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$34,751	$41,859
Cost reimbursements and recoverable expenses	10,866	7,317
Derivative obligation	12,493	—
Employees and other affiliates	2,001	54
	$60,111	$49,230
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 16, except for amounts included within discontinued operations (Note 12) and assets held for disposition (Note 11). Substantially all fee income are from affiliates, other than fees from sub-advisory accounts.
Cost Reimbursements—The Company receives reimbursements related largely to costs incurred in performing investment due diligence for funds and other investment vehicles managed by the Company.
Such cost reimbursements, included in other income, totaled $1.0 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.7 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
During the third quarter of 2022, the Company transferred three warehoused loans to its sponsored digital credit fund, with the transfer of one remaining loan expected to be completed in the fourth quarter of 2022. The Company's cost basis for the transferred loans totaled $83.7 million.

Derivative Obligations of Sponsored Fund—In the third quarter of 2022, the Company, in its capacity as general partner and for the benefit of its sponsored fund, entered into foreign currency forward contracts to economically hedge the foreign currency exposure of an investment commitment of its sponsored fund (Note 13). The investment committee of the sponsored fund has ratified the fund's responsibility and obligation to assume all resulting liabilities and benefits from the foreign currency contracts effective from trade date through the date the contracts are novated to the fund. At September 30, 2022, the foreign currency contracts were in an unrealized loss position. The Company recorded a $12.5 million receivable in due from affiliates to reflect the fund's obligation to assume the resulting liability from the foreign currency contracts, with a corresponding gain recorded in the consolidated income statement. Accordingly, there is no net effect to the Company's earnings resulting from these foreign currency contracts.
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
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet, in the amount of $48.8 million at September 30, 2022 and $20.8 million at December 31, 2021. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $13.8 million and $18.3 million for the three months ended September 30, 2022 and 2021, respectively, and $43.5 million and $19.0 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, in connection with the DataBank recapitalization (Note 10), Messrs. Ganzi and Jenkins received realized carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate is not deemed a compensatory arrangement. Such equity interest represent noncontrolling interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. At September 30, 2022 and December 31, 2021, such investments in consolidated investment vehicles and general partner entities totaled $15.7 million and $19.5 million, respectively, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $0.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are reflected in net income (loss) attributable to noncontrolling interests and exclude their share of carried interest allocation, which is reflected in compensation expense (reversal)—carried interest.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $7.5 million and $17.2 million in the three and nine months ended September 30, 2022, respectively.
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
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 13.5% as of September 30, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
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
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments. As segment results are presented before elimination of intercompany fees, elimination adjustment pertains to fee income earned by the Digital IM segment from third party capital in investment vehicles managed by the Company and consolidated within the Digital Operating segment and in Corporate and Other. Such adjustments amounted to $0.8 million and $1.6 million for the three months ended September 30, 2022 and

2021, respectively, and $2.4 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including selected income and expense items, reconciled to the consolidated statement of operations.

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Three Months Ended September 30, 2022
Total revenues	$43,953	$225,387	$27,283	$296,623
Property operating expense	—	100,051	5,936	105,987
Interest expense	2,953	40,770	9,309	53,032
Depreciation and amortization	5,369	130,663	9,562	145,594
Equity method earnings (losses), including carried interest	122,714	—	(53,398)	69,316
Income tax benefit (expense)	(1,263)	5	9,099	7,841
Income (loss) from continuing operations	46,065	(93,772)	(46,891)	(94,598)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	24,233	(15,881)	(42,434)	(34,082)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(15,006)
Net loss attributable to DigitalBridge Group, Inc.				$(49,088)

Three Months Ended September 30, 2021
Total revenues	$53,796	$194,966	$3,412	$252,174
Property operating expense	—	80,226	—	80,226
Interest expense	2,250	29,839	7,806	39,895
Depreciation and amortization	8,242	120,458	486	129,186
Equity method earnings, including carried interest	59,196	—	6,173	65,369
Income tax benefit (expense)	(3,089)	(1,922)	15,984	10,973
Income (loss) from continuing operations	39,272	(71,822)	(8,385)	(40,935)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	16,870	(12,142)	(11,506)	(6,778)
Net income from discontinued operations attributable to DigitalBridge Group, Inc.				68,135
Net income attributable to DigitalBridge Group, Inc.				$61,357

(In thousands)	Digital Investment Management	Digital Operating	Corporate and Other	Total
Nine Months Ended September 30, 2022
Total revenues	$134,961	$655,596	$52,934	$843,491
Property operating expense	—	278,798	8,482	287,280
Interest expense	8,240	114,187	21,023	143,450
Depreciation and amortization	16,020	399,371	14,122	429,513
Equity method earnings (losses), including carried interest	203,447	—	(7,797)	195,650
Income tax benefit (expense)	(5,643)	174	23,241	17,772
Income (loss) from continuing operations	104,917	(253,341)	(235,770)	(384,194)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	37,900	(43,512)	(189,486)	(195,098)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(122,109)
Net loss attributable to DigitalBridge Group, Inc.				$(317,207)

Nine Months Ended September 30, 2021
Total revenues	$131,789	$573,261	$4,892	$709,942
Property operating expense	—	237,228	—	237,228
Interest expense	2,250	90,243	25,120	117,613
Depreciation and amortization	20,808	368,906	17,126	406,840
Equity method earnings, including carried interest	70,203	—	41,177	111,380
Income tax benefit (expense)	(7,970)	77,134	40,244	109,408
Income (loss) from continuing operations	62,721	(146,932)	(99,240)	(183,451)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	35,849	(22,592)	(99,898)	(86,641)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(221,036)
Net loss attributable to DigitalBridge Group, Inc.				$(307,677)
Total assets and equity method investments of reportable segments are summarized as follows:

	September 30, 2022		December 31, 2021
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Digital Investment Management	$707,915	$222,140	$655,152	$140,027
Digital Operating	8,150,083	—	7,608,451	—
Other	2,810,238	502,702	2,257,598	533,069
	11,668,236	724,842	10,521,201	673,096
Assets held for disposition related to discontinued operations	72,593	69,716	3,676,615	182,552
	$11,740,829	$794,558	$14,197,816	$855,648
20. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of September 30, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

21. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $1,674 and $1,025	$163,646	$332,703
Cash received for income tax refunds, net	5,782	7,913
Operating lease payments	50,584	51,088
Finance lease payments	11,750	11,481
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(16,038)	$165,178
Net cash provided by (used in) investing activities of discontinued operations	(32,815)	676,579
Net cash used in financing activities of discontinued operations	(12,503)	(528,035)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,527	$16,899
Improvements in operating real estate in accrued and other liabilities	65,405	29,324
Receivable from loan repayments and asset sales	12,373	53,948
Operating lease right-of-use assets and lease liabilities established	16,840	23,366
Finance lease payments accrued	—	5,401
Redemption of OP Units for common stock	341	1,107
Redemption of redeemable noncontrolling interest for common stock	348,759	—
Exchange of notes into shares of Class A common stock	60,317	—
Debt assumed by buyer in sale of real estate	—	44,148
Seller Note received in sale of NRF Holdco equity	154,992	—
Loan receivable relieved in exchange for equity investment acquired	20,676	—
Assets disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,420,783	3,572,825
Liabilities disposed in sale of equity of investment entities or sale by receiver (Note 12)	3,144,700	3,644,226
Assets of investment entities deconsolidated (1)	—	351,022
Noncontrolling interests of investment entities deconsolidated (1)	204,730	374,815
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

Our Organization
We are a leading global-scale digital infrastructure firm that invests, directly and through our portfolio companies, across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. At September 30, 2022, we have $50 billion of assets under management, comprising digital infrastructure assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London and Singapore, and have approximately 240 employees.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through the OP, our operating subsidiary. At September 30, 2022, we owned 93% of the OP, as its sole managing member.
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
Our Business
At September 30, 2022, the Company has $50 billion of assets under management ("AUM"), including both third party capital and the Company's balance sheet.
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
•Digital Operating—This business is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, including zColo, an edge colocation data center business (DBRG ownership at 13.5% as of September 30, 2022, 20% as of December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership at 13%). Both DataBank and Vantage are also portfolio companies managed under Digital IM for the equity interests owned by third party capital.
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
Capitalization and Financing
•We continue to reduce higher cost corporate indebtedness through (i) early exchange of an additional $60 million of senior notes in March 2022 for shares of our class A common stock and cash, resulting in 74% of the original issuance exchanged to-date; and (ii) repurchase of $52.6 million of preferred stock at a discount to par or a weighted average price of $23.62 per share, generating future savings in interest and preferred dividends.
•Pursuant to a $200 million stock repurchase program, in addition to preferred stock repurchases, we have also repurchased $55 million of class A common stock at a weighted average price of $13.09 per share through October 2022.
•A one-for-four reverse stock split of our common stock was effectuated in August 2022.
•We have reinstated quarterly common stock dividends beginning the third quarter of 2022, with the declaration of a dividend of $0.01 per share of common stock that was paid in October 2022.
•Effective April 2022, the availability under our VFN was increased by $100 million to $300 million.
Digital Business
Digital IM
•Through October 2022, included in earnings is our share of realized carried interest of $22.5 million (net of allocation to employees) in connection with the DataBank recapitalization and the first liquidation of investment by DBP I.
•In May 2022, we redeemed Wafra's 31.5% interest in our Digital IM business and Wafra sold or gave up its carried interest entitlement from future (not existing) investment management products. Consideration for the redemption was valued at $862.3 million at closing, consisting of: (i) net cash paid of $388.5 million; (ii) 14.4 million shares (after giving effect to the Company's one-for-four reverse stock split on August 22, 2022) of our class A common stock valued at $348.8 million at closing; and (iii) the ability to earn a contingent amount up to $125 million payable in March 2023 and/or March 2024, with up to 50% payable in common stock at our election.
Following the redemption, all net cash flows from our fee business accrue to us at 100%, and we are entitled to 100% of carried interest net of management allocations from future investment products. The transaction is described further in Note 10 to the consolidated financial statements.

•In April 2022, we agreed to acquire AMP Capital's global infrastructure equity investment management business, composed of its management platform, fund sponsor investments, and retained performance fees. Consideration for the acquisition consists of: (i) an upfront amount of A$458 million (approximately $314 million, based upon the September 30, 2022 spot rate), subject to certain customary adjustments; and (ii) a contingent amount of up to A$180 million (approximately $125 million, based upon September 30, 2022 spot rate), primarily based upon future fundraising for the third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. Closing is expected in the fourth quarter of 2022.
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
•In January 2022, we acquired additional interest in DataBank from a selling investor for $32 million
•Immediately following the above transactions, our ownership in DataBank had increased from 20% to 21.8%.
DataBank Recapitalization
•The first closing in August 2022 of the recapitalization of DataBank, together with the second closing in October 2022, collectively resulted in the sale of a portion of our equity interest to new investors for $1.7 billion in cash. Our ownership interest in DataBank decreased from 21.8% to 12.4% following the second closing. Our share of proceeds from the sale totaled $366 million, including our share of carried interest net of allocation to employees. The recapitalization implies a pre-transaction net equity value of our ownership in DataBank of $905 million, reflecting a 2.0x multiple of invested capital since our initial investment in DataBank in December 2019.
As the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. After the August closing for $1.5 billion, the difference between the book value of our interest and our ownership based upon the current value of DataBank resulted in an increase to equity of $171 million.
•We anticipate the completion of a third closing of the recapitalization prior to the end of 2022, which will further dilute our interest in DataBank.
Other
•The first liquidation in September 2022 of a DBP I investment, Wildstone, resulted in a receipt of $16.6 million in distributions (excluding carried interest). As of September 30, 2022, we have $148.5 million invested in DBP I as general partner and limited partner.
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

Non-Digital Business
•A $59.6 million impairment was recorded on our investment in BRSP in the third quarter of 2022. Given the continued market volatility in 2022, our anticipated hold period may not be sufficient to allow for a recovery of BRSP's stock price relative to the carrying value of our investment in BRSP.
Assets Under Management and Fee Earning Equity Under Management ("FEEUM")
Below is a summary of our AUM and FEEUM.

			AUM (1)(3) (In billions)		FEEUM (2)(3) (In billions)
Type	Products	Description	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Third Party Managed Capital
Institutional Funds	DigitalBridge Partners opportunistic strategy	Earns management fees and potential for carried interest or incentive fees	$16.5	$16.6	$10.8	$11.2
	Liquid securities strategy		1.0	0.8	1.0	0.8
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	23.1	19.3	6.3	4.2
	Digital real estate and infrastructure held by portfolio companies		7.7	6.9	2.4	2.1
			48.3	43.6	20.5	18.3
Balance Sheet Capital (3)
Digital Operating			1.1	1.2	NA	NA
Other			0.9	0.5	NA	NA
			$50.3	$45.3	$20.5	$18.3
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
•FEEUM increased by $2.2 billion or 12% year-to-date 2022 to $20.5 billion at September 30, 2022. The increase was primarily FEEUM from co-investment vehicles, largely resulting from the DataBank recapitalization. Within institutional funds, there was a decrease in FEEUM following DBP I's liquidation of Wildstone.
•Our acquisition of AMP Capital's global infrastructure equity platform is expected to add $5.5 billion of FEEUM when the transaction closes in the fourth quarter of 2022.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Continuing Operations

Total revenues
Digital Investment Management	$43,953	$53,796	$(9,843)	$134,961	$131,789	$3,172
Digital Operating	225,387	194,966	30,421	655,596	573,261	82,335
Corporate and Other (1)	27,283	3,412	23,871	52,934	4,892	48,042
	$296,623	$252,174	44,449	$843,491	$709,942	133,549

Income (Loss) from continuing operations
Digital Investment Management	$46,065	$39,272	$6,793	$104,917	$62,721	$42,196
Digital Operating	(93,772)	(71,822)	(21,950)	(253,341)	(146,932)	(106,409)
Corporate and Other	(46,891)	(8,385)	(38,506)	(235,770)	(99,240)	(136,530)
	$(94,598)	$(40,935)	(53,663)	$(384,194)	$(183,451)	(200,743)

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Digital Investment Management	$24,233	$16,870	$7,363	$37,900	$35,849	$2,051
Digital Operating	(15,881)	(12,142)	(3,739)	(43,512)	(22,592)	(20,920)
Corporate and Other	(42,434)	(11,506)	(30,928)	(189,486)	(99,898)	(89,588)
	$(34,082)	$(6,778)	(27,304)	$(195,098)	$(86,641)	(108,457)
__________
(1)    Includes elimination of fee income earned by Digital Investment Management from managed investment vehicles consolidated within Digital Operating and Corporate and Other.
Revenues
Total revenues increased $44.4 million, or 18%, in the quarter-to-date comparison and $133.5 million, or 19%, in the year-to-date comparison.
•Digital Investment Management—Revenues decreased 18% in the quarter-to-date comparison and increased 2% in the year-to-date comparison. Overall, management fees were higher in 2022, attributed to additional DBP II commitments that closed in the fourth quarter of 2021, the DataBank recapitalization in August 2022, additional capital calls by portfolio companies as well as new co-invest vehicles and sub-advisory accounts. However, 2021 benefited from incentive fees from our digital liquid strategy and in the third quarter of 2021, a catch-up of inception-to-date fees for DigitalBridge Partners II, LP ("DBP II") following the closing of significant new commitments, which resulted in a decrease in revenues in the quarter-to-date comparison.
Supplemental performance measures of the Digital IM segment are presented under "—Non-GAAP Measures."
•Digital Operating—2022 includes revenue from additional acquisitions, namely DataBank's four new data centers in March 2022 and within the Vantage SDC portfolio, an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021 and 2022. Additionally, 2022 included a one-time fee from a lease termination at Vantage SDC recognized in the second quarter.
•Corporate and Other—Revenues in 2022 reflect primarily lease income from the warehoused tower business acquired in June 2022, and interest income from credit investments acquired or originated over time. Our ownership of these warehoused credit investments have largely been relinquished in the third quarter of 2022.
Income (loss) from continuing operations
•Digital Investment Management—Net income reflects the effect of carried interest, net of management allocations. 2022 included significant realized carried interest and allocations in connection with the DataBank recapitalization and the first liquidation of investment by DBP I, along with additional unrealized carried interest and allocations for in DBP I. On a year-to-date basis in 2022, the carried interest accrual and allocations were partially offset by a reversal in the first quarter. We have also continued to ramp up resources and invest in our growing Digital IM business over time.

•Digital Operating—Our Digital Operating segment generally records a net loss, reflecting the effects of real estate depreciation and intangible asset amortization. Net loss was lower year-to-date in 2021 as there was a large deferred tax benefit resulting from a write-off of deferred tax liabilities at DataBank as it was then determined that DataBank would elect REIT status beginning with the 2021 taxable year.
•Corporate and Other—The net loss generally reflects corporate level costs that have not been allocated to our reportable segments, primarily interest expense on corporate debt and compensation and administrative expenses. Also included are the effects of fair value changes on marketable equity securities held by our consolidated liquid strategy funds, previously warehoused investments and underlying portfolio companies of our digital funds which affect our share of earnings from these funds. The larger net loss in 2022 was driven by a $133.2 million non-cash loss recognized in connection with an early exchange of our 5.75% exchangeable notes in March 2022 (refer to Note 8 to the consolidated financial statements), and impairment loss of $59.6 million on our investment in BRSP in the third quarter of 2022. This was partially offset by a significant decrease in fair value of the warrants issued to Wafra from its initial remeasurement in May 2022.

Key components of revenue and income (loss) from continuing operations are discussed in more detail below.
Comparison of Three and Nine Months September 30, 2022 to Three and Nine Months September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues
Property operating income	$244,336	$194,854	$49,482	$681,098	$572,841	$108,257
Interest income	8,725	3,086	5,639	22,390	5,259	17,131
Fee income	41,263	50,226	(8,963)	128,418	124,826	3,592
Other income	2,299	4,008	(1,709)	11,585	7,016	4,569
Total revenues	296,623	252,174	44,449	843,491	709,942	133,549
Expenses
Property operating expense	105,987	80,226	25,761	287,280	237,228	50,052
Interest expense	53,032	39,895	13,137	143,450	117,613	25,837
Investment expense	9,510	7,263	2,247	26,262	20,027	6,235
Transaction-related costs	3,879	936	2,943	6,800	2,618	4,182
Depreciation and amortization	145,594	129,186	16,408	429,513	406,840	22,673
Compensation expense, including incentive fee and carried interest allocation	146,375	87,669	58,706	293,426	222,887	70,539
Administrative expenses	29,909	28,933	976	84,147	75,234	8,913
Total expenses	494,286	374,108	120,178	1,270,878	1,082,447	188,431
Other income (loss)
Other gain (loss), net	25,908	4,657	21,251	(170,229)	(31,734)	(138,495)
Equity method earnings, including carried interest	69,316	65,369	3,947	195,650	111,380	84,270
Loss before income taxes	(102,439)	(51,908)	(50,531)	(401,966)	(292,859)	(109,107)
Income tax benefit	7,841	10,973	(3,132)	17,772	109,408	(91,636)
Loss from continuing operations	(94,598)	(40,935)	(53,663)	(384,194)	(183,451)	(200,743)
Loss from discontinued operations	(26,389)	(10,429)	(15,960)	(148,558)	(590,595)	442,037
Net loss	(120,987)	(51,364)	(69,623)	(532,752)	(774,046)	241,294
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(6,442)	7,269	(13,711)	(31,989)	15,743	(47,732)
Investment entities	(60,623)	(124,301)	63,678	(152,770)	(443,547)	290,777
Operating Company	(4,834)	4,311	(9,145)	(30,786)	(38,565)	7,779
Net income (loss) attributable to DigitalBridge Group, Inc.	(49,088)	61,357	(110,445)	(317,207)	(307,677)	(9,530)
Preferred stock repurchases/redemptions	(1,098)	2,865	(3,963)	(1,098)	2,865	(3,963)
Preferred stock dividends	15,283	17,456	(2,173)	46,801	54,488	(7,687)
Net income (loss) attributable to common stockholders	$(63,273)	$41,036	(104,309)	$(362,910)	$(365,030)	2,120

Property Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Property operating income
Digital Operating
Lease income	$206,141	$175,238	$30,903	$598,263	$522,712	$75,551
Data center service revenue	19,182	19,616	(434)	57,217	50,129	7,088
	225,323	194,854	30,469	655,480	572,841	82,639
Other
Lease income	19,013	—	19,013	25,618	—	25,618
	$244,336	$194,854	49,482	$681,098	$572,841	108,257

Property operating expense
Digital Operating	$100,051	$80,226	$19,825	$278,798	$237,228	$41,570
Other	5,936	—	5,936	8,482	—	8,482
	$105,987	$80,226	25,761	$287,280	$237,228	50,052
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
Total real estate carrying value in our Digital Operating segment increased to $5.81 billion at September 30, 2022 compared to $4.97 billion at December 31, 2021 following the DataBank March 2022 acquisition.
At September 30, 2022, our portfolio includes 73 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	September 30, 2022	December 31, 2021
Digital Operating
Number of data centers (1)
Owned	33	28
Leasehold	49	50
	82	78
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet (2)	2,350	1,949
Leased Square Feet (2)	1,852	1,553
% Utilization Rate (% Leased) (2)	79%	80%
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
Other
This represents property operating income and expense from the tower business acquired in June 2022.
Interest Income
Interest income was $5.6 million higher in the quarter-to-date comparison and $17.1 million higher in the year-to-date comparison. In 2022, there was additional interest income from new loans originated or acquired beginning the third quarter of 2021. All of these new loans have been transferred either to a third party sponsored CLO or to our sponsored fund in the third quarter of 2022, except for one loan for which the transfer is pending. Additionally, we also recognized paid-in-kind interest on an unsecured promissory note in connection with the sale of our Wellness Infrastructure business in February 2022.
Fee Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management
Management fees	$40,697	$47,719	$(7,022)	$126,447	$115,185	$11,262
Incentive fees	—	1,313	(1,313)	2	6,396	(6,394)
Other fee income	566	1,194	(628)	1,969	3,245	(1,276)
	$41,263	$50,226	(8,963)	$128,418	$124,826	3,592
Fee income decreased $9.0 million in the quarter-to-date comparison but increased $3.6 million in the year-to-date comparison. There was an overall increase in management fees in 2022, attributed to additional DBP II commitments that closed in the fourth quarter of 2021, the DataBank recapitalization in August 2022, additional capital calls by portfolio companies as well as new co-invest vehicles and sub-advisory accounts. However, management fees decreased in the quarter-to-date comparison as the third quarter of 2021 benefited from a catch-up of inception-to-date fees for DBP II following the closing of significant new commitments during that period. Additionally, there were no incentive fees earned from our digital liquid strategy in 2022 in comparison to 2021, which further contributed to the overall decrease in fee income in the quarter-to-date period and partially offset the higher management fees in the year-to-date period.
Other Income
Other income decreased $1.7 million in the quarter-to-date comparison but increased $4.6 million in the year-to-date comparison. The decrease in the quarter-to-date comparison can be attributed to lower professional service fees incurred on behalf of and reimbursable by our managed investment vehicles. The increase in the year-to-date comparison is due primarily to dividend income received from our equity interest in a third party non-traded REIT and loan origination fee earned in the first quarter of 2022 in connection with a loan syndication.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management	$2,953	$2,250	$703	$8,240	$2,250	$5,990
Digital Operating	40,770	29,839	10,931	114,187	90,243	23,944
Other investment-level debt	5,356	268	5,088	8,495	268	8,227
Corporate-level debt	3,953	7,538	(3,585)	12,528	24,852	(12,324)
	$53,032	$39,895	13,137	$143,450	$117,613	25,837
Digital Investment Management—This represents interest expense from our securitized financing facility beginning in July 2021, which is attributed largely to the Digital IM segment. Interest expense is higher in 2022, reflecting a full year-to-date period, and additionally, from drawdowns on the VFN during the year.
Digital Operating—The increase of $10.9 million in the quarter-to-date comparison and $23.9 million in the year-to-date comparison is attributed to interest expense from the following: (i) additional debt raised through securitization transactions by DataBank and Vantage SDC during 2021; (ii) new financing for DataBank's acquisition of four data centers in March 2022; and (iii) securitized financing facility beginning July 2021 which is partially allocated to the Digital Operating segment.
At September 30, 2022, our data center portfolio was financed by an aggregate $4.51 billion of outstanding debt principal ($4.22 billion at December 31, 2021), primarily fixed rate securitized debt, bearing a combined weighted average interest rate of 3.38% per annum (2.88% per annum at December 31, 2021).
Other Investment-level Debt—This represents interest expense from: (i) debt to partially fund the acquisition of the tower assets in June 2022; (ii) our securitized financing facility beginning in July 2021 that is partially allocated to our digital credit and digital liquid investments on the balance sheet; and (iii) credit facilities previously financing warehoused loans which were repaid following a transfer of the loans to a third party sponsored CLO in the third quarter of 2022.

Corporate-level Debt—Interest expense decreased $3.6 million in the quarter-to-date comparison and $12.3 million in the year-to-date comparison as we have extinguished $221 million of higher cost corporate debt through early exchanges of our 5.75% exchangeable notes totaling $161 million in the fourth quarter of 2021 and an additional $60 million in March 2022 (refer to Note 8 to the consolidated financial statements). 2021 also included interest expense on our corporate credit facility that was terminated in July 2021.
Investment Expense
Investment expense increased $2.2 million in the quarter-to-date comparison and $6.2 million in the year-to-date comparison. The increase is attributable largely to compensatory expense recognized in connection with equity awards granted to the management team of Vantage who performs the day-to-day operations of Vantage SDC, higher management fees paid to Vantage as a result of the add-on acquisition in October 2021, and professional service fees incurred in the tower business in 2022. These increases were partially offset by lower costs in the third quarter of 2022 in connection with transition services for DataBank.
Transaction-Related Costs
Transaction-related costs increased $2.9 million in the quarter-to-date comparison and $4.2 million in the year-to-date comparison, attributed to the pending acquisition of AMP Capital and unconsummated investments.
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
Compensation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Cash compensation and benefits	$46,868	$49,019	$(2,151)	$146,552	$152,325	$(5,773)
Equity-based compensation	8,576	6,914	1,662	27,226	30,593	(3,367)
Incentive and carried interest compensation	80,831	31,736	49,095	109,548	39,969	69,579
	136,275	87,669	48,606	283,326	222,887	60,439
Equity-based compensation—Databank Recapitalization	10,100	—	10,100	10,100	—	10,100
	$146,375	$87,669	58,706	$293,426	$222,887	70,539
Compensation expense increased $48.6 million in the quarter-to-date comparison and $60.4 million in the year-to-date comparison, excluding accelerated equity awards resulting from the DataBank recapitalization as discussed below. In this case, the increase in both periods under comparison is driven by carried interest compensation in 2022, representing a portion of realized and unrealized carried interest from our sponsored investment vehicles that are shared with certain employees. Unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
The increase above was partially offset by: (i) a decrease in cash and equity-based compensation as there was higher severance payments, including acceleration of equity-based compensation, in the first quarter of 2021, and lower bonus accrual in 2022; as well as (ii) a reversal of carried interest compensation in the first quarter of 2022.
Separately, the DataBank recapitalization transaction triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result, $10.1 million of additional equity based compensation was recorded for the Digital Operating segment in the third quarter of 2022, of which $7.8 million was attributed to noncontrolling interests in investment entities.

Administrative Expenses
Administrative expenses increased $1.0 million in the quarter-to-date comparison and $8.9 million in the year-to-date comparison. The increase is due to higher legal costs in 2022, which more than offset the placement fees incurred in fundraising for DBP II in the second and third quarters of 2021.
Other Gain (Loss)
Other gain increased $21.3 million from $4.7 million to $25.9 million in the quarter-to-date comparison, and other loss increased $138.5 million from $31.7 million to $170.2 million in the year-to-date comparison.
Quarter-to-date
On a quarter-to-date basis, the gain in 2022 was driven by a decrease in the liability fair value of the warrants issued to Wafra (refer to Note 13 to the consolidated financial statements) and an unrealized gain on a non-designated interest rate contract that economically hedges a floating rate debt. These gains were partially offset by fair value decreases on marketable equity securities held largely by our consolidated liquid securities funds, net of offsetting fair value changes on their short positions.
In 2021, in contrast, gains were recorded on increases in fair value of marketable equity securities.
Year-to-date
Losses in the 2022 year-to-date period were driven by fair value decreases in relation to: (i) a non-cash debt extinguishment loss of $133.2 million in the first quarter of 2022, recognized in connection with an early exchange of our 5.75% exchangeable notes (refer to Note 8 to the consolidated financial statements); (ii) marketable equity securities held largely by our consolidated liquid securities funds, net of offsetting fair value changes on short positions; and (iii) loans receivable given the rising interest rate environment (prior to transfer of warehoused loans to a third party sponsored CLO and to our sponsored fund in the third quarter of 2022). These losses were partially offset by similar gains as recorded in the quarter-to-date period.
In the 2021 year-to-date period, the losses were driven by a write-off of an equity investment that was determined to be unrecoverable in June 2021 and an increase in value of the Blackwells settlement liability prior to its settlement in June 2021 (refer to Note 13 to the consolidated financial statements). These losses were partially offset by fair value increases on marketable equity securities.
Equity Method Earnings

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Digital Investment Management	$122,714	$59,196	$63,518	$203,447	$70,203	$133,244
Other	(53,398)	6,173	(59,571)	(7,797)	41,177	(48,974)
	$69,316	$65,369	3,947	$195,650	$111,380	84,270
Digital Investment Management—These amounts represent predominantly carried interest from our general partner interests in sponsored investment vehicles. In 2022, there was significant carried interest realized in connection with the DataBank recapitalization and the first liquidation of investment by DBP I, along with additional unrealized carried interest recognized for DBP I. On a year-to-date basis in 2022, this increase was partially offset by a reversal of carried interest in the first quarter. Carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized. In this case, the carried interest reversal is a function of continuing accrual of preferred returns over time while fair value of underlying investments remain largely consistent.
Other—The equity method loss in 2022 was driven by $59.6 million of impairment charge in the third quarter on our equity investment in BRSP. This was partially offset by our share of net income from BRSP and earnings from our limited partnership interests in funds in the DigitalBridge Partners opportunistic strategy, representing unrealized fair value increases on the underlying investments of these funds.
In 2021, the equity method gain can be attributed to earnings from our limited partner interests in the DigitalBridge Partner funds, driven by unrealized fair value changes on their underlying investments. Also, year-to-date included fair value increases on an equity method investment that had been accounted for under the fair value option. Beginning May 2021, the equity investment is accounted for as a marketable equity security following a merger of the investee into a special purpose acquisition company. A gain was also recorded in the third quarter of 2021 from partial sale of our BRSP shares. These gains were partially offset, year-to-date, by our share of net losses from BRSP, attributed largely to investment write-downs and BRSP's restructuring costs in the first quarter of 2021, including the BRSP management contract termination fee that was paid to us.
Income Tax Benefit
Income tax benefit decreased from $11.0 million to $7.8 million in the quarter-to-date comparison and from $109.4 million to $17.8 million in the year-to-date comparison.
The higher deferred tax benefit in 2021 was driven, year-to-date, by a write-off of deferred tax liabilities at DataBank when it was determined in the second quarter of 2021 that DataBank would elect REIT status beginning with the 2021 taxable year. 2021 also included higher deferred tax benefit recognized in connection with significant severance costs.
The net income tax benefit recorded in 2022 reflects the tax effect of activities in the Company's previously designated TRS in the normal course of business, which continues to be driven primarily by deferred tax benefit on equity-based compensation.
Loss from Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues
Revenues	$6,375	$218,456	$(212,081)	$88,658	$695,186	$(606,528)
Expenses	(7,601)	(199,369)	191,768	(245,236)	(1,162,513)	917,277
Other gain (loss)	(16,631)	(26,765)	10,134	10,444	(100,330)	110,774
Income tax benefit (expense)	(8,532)	(2,751)	(5,781)	(2,424)	(22,938)	20,514
Loss from discontinued operations	(26,389)	(10,429)	(15,960)	(148,558)	(590,595)	442,037
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(10,227)	(85,741)	75,514	(16,016)	(346,205)	330,189
Operating Company	(1,156)	7,177	(8,333)	(10,433)	(23,354)	12,921
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(15,006)	$68,135	(83,141)	$(122,109)	$(221,036)	98,927
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
The net loss year-to-date in 2022 is attributed to the disposition of NRF Holdco in February 2022, specifically, a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer and impairment loss recognized based upon the final carrying value of net assets of the Wellness Infrastructure business upon disposition. In the quarter-to-date period in 2022, losses were incurred in connection with investment dispositions and fair value decreases.
The net loss in 2021 was driven by significant impairment expense and decreases in asset fair values based upon the selling price of our Wellness Infrastructure and OED portfolios. Impairment of our investment assets in the third quarter of 2021 were largely offset by various gains recognized during the period, including a gain on extinguishment of debt on our hotel portfolio that was sold in September 2021. Such gains were attributed predominantly to DBRG while impairment loss was largely attributable to noncontrolling interests in investment entities, resulting in a net income attributed to DBRG in the third quarter of 2021.
A detailed income statement on discontinued operations is included in Note 12 to the consolidated financial statements.
Preferred Stock Repurchases/Redemptions
In the third quarter of 2022, net loss attributable to common stockholders was reduced by $1.1 million, reflecting the discount on the repurchases of preferred stock.

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
Resulting from the significant growth in our digital investment management business, effective the second quarter of 2022, we report Distributable Earnings ("DE"), Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and, specific to our Digital IM segment, Fee Related Earnings (“FRE”) as non-GAAP financial measures attributable to the Operating Company, which more closely align the key performance metrics of our core business to the alternative investment management industry.
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
Results of our non-GAAP measures attributable to the Operating Company were as follows:

(In thousands)	Three Months Ended September 30, 2022
Attributable to Operating Company:
Distributable Earnings	$39,317
Adjusted EBITDA	29,097
Digital IM FRE	21,498
Distributable Earnings
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

Distributable Earnings and Adjusted EBITDA reconciliation

(In thousands)	Three Months Ended September 30, 2022
Net loss attributable to common stockholders	$(63,273)
Net loss attributable to noncontrolling interests in Operating Company	(4,834)
Net loss attributable to Operating Company	(68,107)
Transaction-related and restructuring charges	23,249
Other (gains) losses, excluding realized gains or losses related to digital assets in Corporate and Other	51,162
Unrealized carried interest, net of associated compensation expense	(1,228)
Equity-based compensation expense	18,619
Depreciation and amortization	149,131
Straight-line rent (revenue) and expense, net	(8,895)
Amortization of acquired above- and below-market lease values, net	80
Non-revenue enhancing capital expenditures	(10,992)
Debt prepayment penalties and amortization of deferred financing costs, debt premiums and debt discounts	5,627
Adjustment to equity method earnings to reflect BRSP cash dividend declared	10,201
Adjustments attributable to noncontrolling interests in investment entities (1)	(136,338)
DE of discontinued operations	6,808
Distributable Earnings (after tax)—attributable to Operating Company	39,317
Adjustments attributable to Operating Company:
Interest expense included in DE	16,348
Income tax benefit included in DE	(7,839)
Preferred stock dividends	15,283
Equity method earnings included in DE	(16,285)
Realized carried interest, net of associated compensation expense	(20,258)
Non-revenue enhancing capital expenditures deducted from DE	2,531
Adjusted EBITDA—attributable to Operating Company	$29,097
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

Digital IM FRE reconciliation

(In thousands)	Three Months Ended September 30, 2022
Digital Investment Management
Net income	$46,065
Interest expense, net of interest income	2,906
Investment expense and reimbursement (income), net	230
Depreciation and amortization	5,369
Equity-based compensation	2,654
Incentive fee and carried interest compensation expense	80,831
Straight-line rent expense	68
Transaction-related and restructuring charges	2,317
Incentive fee and carried interest	(121,698)
Equity method earnings	(1,016)
Other loss, net	110
Income tax expense	1,263
Digital IM Adjusted EBITDA	19,099
Start-up FRE	2,399
Digital IM FRE—attributable to Operating Company	$21,498
Liquidity and Capital Resources
Overview
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
In addition to corporate-level cash at September 30, 2022, our liquidity position is approximately $718 million, including the full $300 million availability under our VFN and the subsequent release of $22 million of distributions received from DBP II out of restricted cash. In the normal course of business, we continue to seek and capitalize on opportunities to syndicate our investments to third party co-investors. We also have access to the capital markets to raise additional funds, namely through issuance of additional series of notes under our securitized financing facility.
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
Significant Liquidity and Capital Activities in 2022
•Through October 2022, we received total proceeds of $366 million, including our share of carried interest net of allocation to employees, from partially monetizing our interest in DataBank.
•We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes in March 2022, and repurchase of $52.6 million of preferred stock at a discount to par, which will generate future savings in interest and preferred dividends.
•Effective April 2022, the availability under our VFN was increased by $100 million to $300 million.
•We monetized our Wellness Infrastructure business in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale.
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
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including the Company's share of realized net incentive fees or carried interest, if any;
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
Investment Commitments
Fund Commitments—As of September 30, 2022, we have unfunded commitments of $142 million to its sponsored funds.
Wafra Redemption—In connection with the May 2022 redemption of Wafra's interest in our Digital IM business, additional contingent consideration of up to $125 million may be payable in March 2023 and/or March 2024, with up to 50% payable in shares of our class A common stock at our election.
Acquisition of Infrastructure Investment Management Platform—We have committed to acquire AMP Capital's global infrastructure equity investment management platform for $314 million in cash. The acquisition is expected to close in the fourth quarter of 2022. Additional contingent consideration of up to $125 million may become payable based upon achievement of future fundraising targets.
Lease Obligations
At September 30, 2022, we have $137.5 million and $477 million of finance and operating lease obligations, respectively, that were assumed through acquisitions, principally in connection with leasehold data centers and ground space hosting tower communication sites, and $36 million of operating lease obligations on our corporate offices. These amounts represent fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. These lease obligations will be funded through operating cash generated by the investment properties and corporate operating cash, respectively.
Dividends
Common Stock—The Company reinstated quarterly common stock dividends beginning the third quarter of 2022, with the declaration of a dividend of $0.01 per share of common stock that was paid in October 2022.
Preferred Stock—At September 30, 2022, we have outstanding preferred stock totaling $828 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.8 million per quarter.
Stock Repurchase
Through October 2022, we have repurchased $107.6 million in aggregate of preferred and common stock pursuant to a stock repurchase program. Approximately $92 million remains available out of the $200 million repurchase program, which may be extended, modified, or discontinued at any time by our Board of Directors.
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
Carried Interest Distributed
Through October 2022, we received our share of realized carried interest of $22.5 million (net of allocation to employees) in connection with the DataBank recapitalization and DBP I's liquidation of Wildstone.
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised.
In the third quarter of 2022, we received a return of $98 million in total capital from the transfer of warehoused loans to our newly launched digital credit fund and to a third party sponsored CLO, along with repayment of the corresponding debt.
At September 30, 2022, our largest warehoused investment is TowerCo that was acquired in June 2022, for which we funded $278 million at acquisition. Other warehoused investments include $55 million of equity investments and one remaining loan of $38 million for which the transfer to our digital credit fund is expected to be completed in the fourth quarter of 2022.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets.
DataBank—Through October 2022, we have partially monetized our interest in DataBank and received total proceeds of $366 million, including our share of carried interest net of allocation to employees. We anticipate the completion of another closing of the recapitalization of DataBank prior to the end of 2022, which will result in further monetization of our interest in DataBank.
Wellness Infrastructure—In completing our digital transformation, we monetized our Wellness Infrastructure assets in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable.
Debt
Description of our debt obligations is included in Note 8 to the consolidated financial statements. Our indebtedness at September 30, 2022 is summarized as follows:

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (1) (Per Annum)	Weighted Average Years Remaining to Maturity (2)
Corporate-level debt:
Secured fund fee revenue notes	$300,000	3.93%	4.0
Convertible and exchangeable senior notes	278,422	5.21%	1.2
Non-recourse investment level secured debt:
Fixed rate	3,729,979	2.53%
Variable rate	1,085,733	6.70%
	4,815,712	3.47%	3.4
Total debt	$5,394,134
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

Scheduled principal payments on our debt obligations at September 30, 2022 were as follows.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027 and thereafter	Total
Secured fund fee revenue notes	$—	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	—	200,000	—	78,422	—	—	278,422
Investment-level secured debt
Digital Operating	1,558	228,792	879,003	1,146,517	1,649,690	600,000	4,505,560
Other	—	—	11,300	—	—	298,852	310,152
Total	$1,558	$428,792	$890,303	$1,224,939	$1,949,690	$898,852	$5,394,134
Debt maturities and future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, otherwise based upon initial maturity dates or extended maturity dates if extension criteria are met at September 30, 2022 for extensions that are at the Company's option.
Securitized Financing Facility
As of the date of this filing, we are in compliance with all of the financial covenants under the securitized financing facility.
As noted above, our VFN availability was increased $100 million to $300 million in April 2022, with the full amount available to be drawn as of September 30, 2022.
Non-Recourse Investment-Level Secured Debt
Investment level financing is non-recourse to us and secured by the respective underlying real estate or loans receivable.
Significant Developments in 2022
•Dispositions—Investment-level debt of $2.86 billion held by NRF Holdco (previously classified as held for disposition) was assumed by the acquirer upon sale of NRF Holdco in February 2022. In August 2022, $173 million of debt previously financing warehoused loans was repaid following a transfer of the loans into a third party sponsored CLO. These transactions resulted in further deleveraging of our balance sheet.
•Acquisition—Additional $313 million of debt was undertaken to partially fund the acquisition of TowerCo in June 2022. The debt is expected to be assumed by our new sponsored investment vehicle, along with the TowerCo assets, when sufficient third party capital has been raised.
Public Offerings
We may offer and sell various types of securities under our shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash Flows
The following table summarizes the activities from our statements of cash flows.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$194,773	$181,412
Investing activities	(1,929,361)	85,698
Financing activities	741,772	198,221
Operating Activities
Cash inflows from operating activities are generated primarily through fee income, including incentive fees, and distributions of our share of net carried interest from our investment management business, property operating income from our real estate investments, interest received from our warehoused loans, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, investment transaction-related costs, as well as compensation and general administrative costs.

Our operating activities generated net cash inflows of $194.8 million in 2022 and $181.4 million in 2021.
Investing Activities
Investing activities include primarily cash outlays for acquisition of real estate, origination or acquisition of warehoused loans and disbursement on subsequent drawdowns, and new equity investments and subsequent contributions. These are partially offset by repayments, sales and transfers of warehoused loans receivable, distributions of capital received from equity investments, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $1.9 billion in 2022 and net cash inflows of $85.7 million in 2021.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Outflows were significantly higher in 2022 totaling $1.8 billion, attributed primarily to the acquisition of TowerCo, and to a lesser extent, DataBank's acquisition of five data centers, capital expenditures in our data center portfolio and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. Also contributing to the cash outflows was cash assumed by the buyer in the sale of real estate investment holding entities in our Wellness Infrastructure business. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale.
2021 saw net cash outflows of $244.7 million as add-on acquisitions in the Vantage SDC portfolio and capital expenditures were partially offset by proceeds from sales of various properties in Europe, in our Wellness Infrastructure segment and our hotel business.
•Debt investments—Our debt investments generated net cash inflows in both years.
Net cash inflows in 2022 was relatively immaterial at $4.6 million as we have largely transferred our acquired or originated warehoused loans to a sponsored fund and a third party sponsored CLO.
In 2021, net cash inflows of $390.8 million can be attributed to loan repayments, in particular a $305.0 million repayment received on two loans in our Irish loan portfolio, partially offset by acquisition or origination of warehoused loans, and acquisition of additional N-Star CDOs at a discount by our Wellness Infrastructure segment.
•Equity investments—Our equity investments generated net cash inflows in 2022 and net cash outflows in 2021.
In 2022, our equity investments recorded net cash inflows of $97.4 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, and a return of capital from the first sale of investment by DBP I, partially offset by additional contributions to our digital funds.
2021 saw net cash outflows of $56.2 million in connection with our equity investments. This can be attributed largely to funding of our digital fund commitments and draws on acquisition, development and construction ("ADC") loans that were accounted for as equity method investments, partially offset by net proceeds of approximately $81.8 million from sales of 9.5 million BRSP shares, as well as trading activities in marketable equity securities by our consolidated funds in the digital liquid strategy.
Financing Activities
We finance our investing activities largely through investment-level secured debt and capital from co-investors. We also draw upon our securitized financing facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends were reinstated beginning the third quarter of 2022), as well as distributions to noncontrolling interests in our various investments.
Financing activities generated net cash inflows of $741.8 million in 2022 and $198.2 million in 2021.
•In 2022, the large net cash inflow of $741.8 million was driven by financing for the acquisitions of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. Additionally, cash inflows included our share of proceeds recorded in equity of $302.8 million from sale of a portion of our interest in our DataBank subsidiary in connection with the DataBank recapitalization in August 2022 that was treated as an equity transaction (Note 10). These inflows were partially offset by $388.5 million of cash paid to redeem Wafra's interest in our digital investment management business in May 2022. Financing cash outflows also included repayment of our warehouse credit facility of $172.5 million with proceeds from a transfer of the warehoused loans to a third party CLO, and paydowns on amortizing debt in our Digital Operating business. Other notable cash outflows included preferred and common stock repurchases totaling $60.8 million and distributions to various noncontrolling interests. Dividend payments were $47.6 million in 2022, which is lower than 2021 following preferred stock redemptions during 2021 and repurchases during 2022.
•The financing net cash inflows of $198.2 million in 2021 were driven by $285.9 million of borrowings exceeding debt repayments. Investment-level financing activities included primarily borrowings by Vantage SDC to finance an add-on acquisition and expansion capacity, issuance of securitized notes by DataBank that was largely used to refinance its existing debt, and repayment of debt financing real estate in Europe that were sold during the year. We replaced our corporate credit facility with a securitized financing facility, from which we received $285.1 million of net proceeds in July through issuance of Class A-2 Notes, some of which were applied to redeem preferred stock in August for $86.8 million. Additionally, there was $73.3 million of net contributions from noncontrolling interests. Such contributions were composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle, assumption of a portion of our commitments to DCP I by Wafra, and additional consideration paid by Wafra for its investment in our digital investment management business. Dividend payments were $56.1 million in 2021.
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
The following discussion excludes the effect of market risk on assets and corresponding liabilities that were held for disposition at September 30, 2022.
Interest Rate Risk
Instruments bearing variable interest rates include our debt obligations and loans receivable warehoused on the balance sheet for future sponsored investment vehicles, all of which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense and interest income, respectively.
Variable Rate Debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which was fully repaid as of September 30, 2022. In terms of investment level financing which totals $4.8 billion, this consists primarily of fixed rate securitized notes issued by our digital operating subsidiaries, Vantage SDC and DataBank, and fixed rate term debt financing TowerCo. Of this amount, $1.09 billion or 23% is composed of variable rate debt at September 30, 2022. Our variable rate debt is indexed largely to either 1-month or 3-month LIBOR, or 6-month Euribor. At September 30, 2022, our exposure to interest rate on the TowerCo variable rate debt is economically hedged with interest rate swaps. As our digital operating subsidiaries are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Based upon the outstanding principal on our variable rate debt at September 30, 2022, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense, net of the effect of interest rate hedges, by $8.8 million on a consolidated basis or $1.2 million after attribution to noncontrolling interests.
Variable Rate Loans Receivable—We hold one warehoused variable rate loan receivable of $38 million at September 30, 2022, for which the transfer to our newly launched digital credit fund is expected to be completed in the fourth quarter of 2022. The risk of a decrease in interest rates that would reduce our interest income from the loan is low given the current increasing interest rate environment and the temporary nature of our holding.
Foreign Currency Risk
As of September 30, 2022, we have limited direct foreign currency exposure from our foreign operations in the digital operating business and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. This applies to our foreign subsidiaries that operate six colocation data centers in the U.K. and France, and TowerCo assets in Belgium. For the substantial majority of our subsidiaries in Canada that operate our hyperscale data centers, the U.S dollar is used as the transactional currency, in which case, there is no foreign currency exposure. The remaining foreign subsidiaries in our colocation data center business that do not transact in U.S. dollars make up only a small percentage of our overall digital operating business, which in turn is substantially owned by third party investors. As it relates to our EUR denominated equity investment in TowerCo, we have entered into foreign exchange contracts as a net investment hedge. Accordingly, our exposure to foreign currency risk from the operations of our foreign subsidiaries is limited as of September 30, 2022.
Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. We generally mitigate foreign currency risk on our foreign currency denominated investments by utilizing currency instruments as economic hedges, such as foreign currency put options, forward contracts and costless collars. The maturity dates of these instruments approximate the projected dates of related cash flows from the respective investments. At September 30, 2022    , our foreign currency exposure consisted of a GBP loan receivable (£35 million) and an AUD equity investment (A$35 million). As of September 30, 2022, we have entered into foreign exchange forward contracts to mitigate our GBP exposure.

In connection with our commitment to acquire AMP Capital, our consideration payable in U.S. dollar equivalent is largely fixed based upon the foreign exchange rate as of the date of the purchase agreement. The consideration is payable in U.S. dollars at the spot foreign exchange rate on the closing date of the acquisition, provided that such rate is not A$0.02 higher or lower than the rate on the date of the purchase agreement.
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our digital liquid securities strategy, measured at fair value. At September 30, 2022, our digital liquid securities strategy make up 4.9% of our $21 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Equity Price Risk
At September 30, 2022, we had $150.0 million of long positions and $35.1 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital, which represent noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2022, the Company was not involved in any material legal proceedings.
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
The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have continued to focus on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. For example, our managed companies routinely engage our affiliated entities to provide asset level services, in accordance with the relevant fund legal documents. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. In September 2022, Colony Capital Investment Advisors, LLC (CCIA), the investment adviser to certain legacy funds and vehicles holding legacy assets, received an information request from the SEC’s Division of Enforcement related principally to certain alleged deficiencies identified in a recent examination of CCIA relating to CCIA’s compliance with its fiduciary duty, duty of care and disclosure of affiliate transactions involving certain legacy businesses and operations. We expect to cooperate with the SEC staff in this investigation. Although we believe that CCIA acted in accordance with applicable legal requirements and always conducted its business in the best interests of its clients, we have taken a number of steps to improve our investor disclosures and compliance processes in response to the CCIA examination. In addition, almost all of the relevant CCIA-managed investment vehicles and Colony legal entities have either been sold or wound down, and CCIA has not sponsored a new client investment vehicle in over two years and has no plans to do so. Nevertheless, at this time, we cannot predict the outcome of the SEC investigation, which could have a material adverse effect on our business, results of operations or financial condition.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
Pursuant to a stock repurchase program authorized by our board of directors, the Company may repurchase up to $200 million of its outstanding shares of class A common stock and/or preferred stock through various methods, including open market repurchases, negotiated block transactions, accelerated share repurchases, open market solicitations and Rule 10b5-1 plans. The stock repurchase program expires on June 30, 2023 and may be extended, modified, or discontinued at any time.
The following table presents information related to purchases of the Company's Series H, I and J preferred stock and class A common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased		Weighted Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program ($ in thousands)
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Common Stock
July 1 through July 31, 2022	575,913	—	$22.59	$—	575,913	—	$186,991
August 1 through August 31, 2022	1,652,892	—	23.98	—	1,652,892	—	147,352
September 1 through September 30, 2022	—	944,570	—	14.39	—	944,570	133,759
Total	2,228,805	944,570	$23.62	$14.39	2,228,805	944,570	$133,759

Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1*	Restated Charter of DigitalBridge Group, Inc.
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
10.1†	Amended and Restated DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022)
10.2†
Second Amended and Restated Employment Agreement, dated as of September 27, 2022, between DigitalBridge Group, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2022)

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
Dated: November 7, 2022

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)