Form 10-K
period 2022-12-31
DigitalBridge Group, Inc.
filed 2023-02-27
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $3.2 billion. As of February 21, 2023, 159,856,764 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•our ability to grow our business by raising capital for our funds and the companies that we manage;
•our position as an owner, operator and investment manager of digital infrastructure and our ability to manage any related conflicts of interest;
•adverse changes in general economic and political conditions, including those resulting from supply chain difficulties, inflation, interest rate increases, a potential economic slowdown or a recession;
•our exposure to business risks in Europe, Asia and other foreign markets;
•our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;
•the ability of our managed companies to attract and retain key customers and to provide reliable services without disruption;
•the reliance of our managed companies on third-party suppliers for power, network connectivity and certain other services;
•our ability to increase assets under management ("AUM") and expand our existing and new investment strategies;
•our ability to integrate and maintain consistent standards and controls, including our ability to manage our acquisitions in the digital infrastructure and investment management industries effectively;
•our business and investment strategy, including the ability of the businesses in which we have significant investments to execute their business strategies;
•performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;
•our ability to deploy capital into new investments consistent with our investment management strategies;
•the availability of, and competition for, attractive investment opportunities and the earnings profile of such new investments;
•our ability to achieve any of the anticipated benefits of certain joint ventures, including any ability for such ventures to create and/or distribute new investment products;
•our expected hold period for our assets and the impact of any changes in our expectations on the carrying value of such assets;
•the general volatility of the securities markets in which we participate;
•the market value of our assets;
•interest rate mismatches between our assets and any borrowings used to fund such assets;

•effects of hedging instruments on our assets;
•the impact of economic conditions on third parties on which we rely;
•the impact of any security incident or deficiency affecting our systems or network or the system and network of any of our managed companies or service providers;
•any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims;
•our levels of leverage;
•the impact of legislative, regulatory and competitive changes, including those related to privacy and data protection;
•the impact of our transition from a real estate investment trust ("REIT") to a taxable C corporation for tax purposes, and the related liability for corporate and other taxes;
•whether we will be able to utilize existing tax attributes to offset taxable income to the extent contemplated;
•our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•changes in our board of directors or management team, and availability of qualified personnel;
•our ability to make or maintain distributions to our stockholders; and
•our understanding of and ability to successfully navigate the competitive landscape in which we and our managed companies operate.
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
•We invest in a wide array of asset classes within the digital infrastructure industry; however, we may not successfully implement this strategy or ultimately realize any of the anticipated benefits of diversification.
•We face possible risks associated with natural disasters, wildfires, weather events, and the physical effects and other impacts of climate change.
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
•The digital infrastructure industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
•We do not directly control the operations of certain of our digital infrastructure assets and are therefore dependent on portfolio company management teams to successfully operate their businesses.
•The performance of our digital infrastructure assets depends upon the demand for such assets.
•The infrastructure of the data centers that we own may become obsolete, which could materially and adversely impact our revenue and operations.
•Digital infrastructure investments are subject to substantial government regulation.
Risks Related to our Organizational Structure and Business Operations
•We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
•Our position as an owner, operator and investment manager of digital infrastructure assets and change in strategy to focus on investment management may adversely impact our stock price.
•There may be conflicts of interest between us and our Chief Executive Officer, our President and certain other senior Digital Bridge Holdings, LLC (“DBH”) employees that could result in decisions that are not in the best interests of our stockholders.
•The occurrence of a security incident or a deficiency in our cybersecurity has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
Risks Related to Financing
•We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
•Our use of leverage to finance our businesses exposes us to substantial risks.
•Changes in the debt financing markets or higher interest rates could negatively impact the value of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
•The changes to the reference rate used in our existing floating rate debt instruments and hedging arrangements are uncertain and may adversely affect interest rates on our current or future indebtedness and could hinder our ability to maintain effective hedges, potentially resulting in adverse impacts to our business operations and financial results.
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

•Privacy and data protection regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition, and operating results.
Risks Related to Taxation
•Our obligations to pay income taxes will increase since the Company no longer qualifies as a REIT, effective January 1, 2022.
•We are no longer subject to the REIT distribution requirements, and as such we are not required to make annual distributions of our taxable income to our stockholders.
•We may fail to realize the anticipated benefits of becoming a taxable C Corporation, and our ability to use capital loss and net operating loss (“NOL”) carryforwards to reduce future tax payments may be limited.

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms " the "Company," "DBRG," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Our Organization
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At December 31, 2022, we had $53 billion of AUM, composed of assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.
We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2022, we owned 93% of the Operating Company as its sole managing member.
Our Business
The Company conducts its business through two reportable segments: (i) Investment Management (formerly, Digital Investment Management); and (ii) Operating (formerly, Digital Operating), the Company's direct co-investment in digital infrastructure assets held by its portfolio companies.
•Investment Management—This segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles.
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at December 31, 2022 and 20% at December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at December 31, 2022 and 2021). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.
The Company's current business and operations reflect the completion in February 2022 of its transformation from a REIT and investment manager of a diversified real estate portfolio into an investment manager focused primarily on digital infrastructure.
Our Investment Management Platform
Our investment management platform is anchored by our value-add funds within the DigitalBridge Partners ("DBP") infrastructure equity offerings. In providing institutional investors access to investments across different segments of the digital infrastructure ecosystem, our investment offerings have expanded to include core equity, credit and liquid securities.
•Our DBP series of funds focus on value-add digital infrastructure, investing in and building businesses across the digital infrastructure sector.

•Core Equity invests in digital infrastructure businesses and assets with long-duration cash flow profiles, primarily in more developed geographies.
•DigitalBridge Credit is our private credit strategy that delivers credit solutions to corporate borrowers in the digital infrastructure sector globally through credit financing products such as first and second lien term loans, mezzanine debt, preferred equity and construction/delay-draw loans, among other products.
•Our Liquid Strategies are fundamental long-only and long-short public equities strategies with well-defined mandates, leveraging the network and intellectual capital of the DBRG platform to build liquid portfolios of high quality, undervalued businesses across digital infrastructure, real estate, and technology, media, and telecom.
•InfraBridge, the newest addition to our platform, is focused on mid-market investments in the digital infrastructure and related sectors of transportation and logistics, and energy transition. InfraBridge operates as a separate division within DBRG following our acquisition of the global infrastructure equity investment management business of AMP Capital in February 2023. The acquisition of InfraBridge added $9 billion of AUM to our investment management platform.
Our Fund Investment Strategy
As a leading digital infrastructure investment manager, we deploy a unique investment strategy which gives investors exposure to a portfolio of growing, resilient businesses enabling the next generation of mobile and internet connectivity. We invest in digital infrastructure and real estate assets in which we believe we have a competitive advantage with our experience and track record of value creation in this sector, and which possess a durable cash flow profile with compelling secular growth characteristics driven by key themes such as 5G, artificial intelligence and cloud-based applications. We believe our deep understanding of the digital infrastructure ecosystem, together with our extensive experience running mission-critical network infrastructure for some of the world's largest and most-profitable companies in this sector, will provide us with a significant advantage in identifying and executing on attractive and differentiated investment opportunities through various economic cycles.
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep operational and investment experience in digital infrastructure, having invested in and run digital infrastructure businesses through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for the funds we manage and for our balance sheet. Core strengths and principles of our investment strategy include:
•People—Established operators, investors and thought leaders with over two decades of experience in investing and operating across the full spectrum of digital infrastructure, including towers, data centers, fiber, small cells, and edge infrastructure.
•Best-in-Class Assets—Own mission-critical and hard-to-replicate network infrastructure supporting many of the largest and most-profitable digital infrastructure companies in the world and typically with very high renewal rates and pricing. We have successfully constructed a portfolio of best-in-class assets within our investment management business across all components of the digital ecosystem to drive significant synergies.
•Operational Expertise—This drives performance and alpha creation:
•Direct Operating Expertise—Our substantial operating history and experience have contributed to long-standing relationships and partnerships with leading global carriers, content providers and hyperscale cloud companies, which are some of the main customers of digital infrastructure.
•Differentiated Mergers and Acquisitions Program—We have numerous industry relationships that have been developed by our senior investment team over decades which generate opportunities for proprietary deal flow (from both traditional digital infrastructure companies and our global network of customers) and typically minimize participation in certain competitive auctions. Additionally, DBRG’s senior investment team has experience originating, executing and integrating accretive acquisitions into existing platform investments, as well as creating strategic partnerships with carriers, utilities, broadcasters and real estate owners, many of which have been sourced on a proprietary basis.
•Dynamic Portfolio Company Balance Sheet Management—We have substantial institutional relationships with leading international banks and bond investors. Certain of DBRG’s senior investment team members were among the first to engage in the securitization of digital infrastructure assets and are experienced issuers in the market. We believe that these structures generally allow for higher leverage, lower interest cost, fixed rates, longer term maturities and more favorable amortization as compared to general secured/unsecured or subordinated debt instruments more commonly employed, and because there are fewer debt covenants, there is an added margin of safety to the portfolio company's balance sheet.

•Products—Provide flexible and creative solutions across the capital structure to digital real estate and infrastructure companies around the world
•Prudent Leverage—Structuring transactions with the appropriate amount of leverage, if any, based on the risk, duration and structure of cash flows of the underlying asset
Our investment strategy is dynamic and flexible, which enables us to adapt to global shifts in economic, real estate and capital market conditions and to exploit any inefficiencies therein. Consistent with this strategy, in order to capitalize on investment opportunities that may be present in various points of an economic cycle, we may expand or change our investment strategy and/or target assets over time as appropriate.
Assessing and managing risk is a significant component of our investment strategy. In applying our risk management framework, we leverage our institutional knowledge in the digital infrastructure sector across both our equity and credit platforms.
Underwriting and Investment Process
In connection with the execution of any new investment on behalf of our funds, our underwriting team undertakes a comprehensive and disciplined due diligence process to seek an understanding of the material risks involved with making such investment, in addition to related legal, financial and business considerations. If the risks can be sufficiently mitigated in relation to the potential return, we will typically pursue the investment on behalf of our funds, subject to approval from the investment committee of the fund, composed of senior executives of DBRG.
Critical areas in our evaluation of investment opportunities are the quality of the target company's assets and credit quality of its customers. Our focus on a target company's asset quality centers around location, replacement cost, speed and ability to replicate an asset, competition in the market and cost of churn or customer switching. In terms of a target company's customer profile, in addition to credit ratings, the size of a customer's balance sheet and capitalization, and the structure and duration of customer contracts are key indicators in our evaluation. Additionally, another fundamental tenet in our investment process is the structuring of our debt investments for downside protection. Our structuring considerations focus on the seniority of our debt product within the borrower's capital structure, quality of the underlying security, adequacy of financial covenants and other affirmative and/or negative covenants, among other factors.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our fund’s portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause the portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one sector, geographic region, source of cash flow such as customers or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
Portfolio Management
Our comprehensive portfolio management process revolves around active management of our portfolio companies and active monitoring of our credit investments early in the process. These activities include, but are not limited to, focusing on improving operational efficiency and seeking to minimize the cost of capital at our portfolio companies. We also capitalize on DBRG's experience and relationships in the digital infrastructure industry to both access opportunities for growth and address improvements or weaknesses identified at our portfolio companies. With respect to our credit investments, we maintain regular dialogue with our corporate borrowers and perform reviews (at least quarterly or more frequently) to assess investment and borrower credit ratings and financial performance, which enable us to consistently monitor risk of loss, and evaluate and maximize recoveries. Our active involvement allows us to proactively manage our investment risk, and identify issues and trends on a portfolio-wide basis across our portfolio companies and corporate borrowers.
Allocation Procedures
In order to address the risk of potential conflicts of interest among our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. Our policy provides that investment allocation decisions are to be based on a suitability assessment involving a review of numerous factors, including the investment objectives for a particular source of capital, available cash, diversification/concentration, leverage policy, the size of the investment, tax factors, anticipated pipeline of suitable investments, fund life and existing contractual obligations such as first-look rights and non-compete covenants.

Managing Our Funds
We generally manage third party capital through our sponsorship of limited partnerships that are structured primarily as closed-end funds. Acting as general partner and investment adviser of the fund, we have the authority and discretion to manage and operate the business and affairs of the fund, and are responsible for all investment decisions on behalf of the limited partner investors of the fund. We also manage co-investment vehicles in which investors co-invest with our funds in portfolio companies or other fund assets. With respect to our Liquid Strategies, our investment management activities are conducted through open-end fund structures and sub-advisory accounts with defined mandates.
As investment adviser, we earn management fees and incentive fees, and as general partner or equivalent, we may be entitled to carried interest.
Management Fees—Management fees are calculated generally at contractual rates ranging from 0.2% per annum to 1.5% per annum of investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital; or based upon net asset value for vehicles in the Liquid Strategies.
Incentive Fees—We earn incentive fees from sub-advisory accounts in our Liquid Strategies. Incentive fees are performance-based, measured either annually or over a shorter period. Generally, incentive fees are recognized at the end of the performance measurement period when the fees are not likely to be subject to reversal.
Carried Interest—Carried interest represents a disproportionate allocation of returns to us as general partner based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles. Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest is driven by changes in fair value of the underlying investments of the fund, which could be affected by various factors, including but not limited to the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. Unrealized carried interest may be subject to reversal until such time it is realized. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part with each disposition.
Generally, carried interest is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), we are obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
Allocation of Incentive Fees and Carried Interest—A portion of incentive fees and carried interest earned by us are allocable to senior management, investment professionals, and certain other employees, and are generally not paid to the recipients until the related incentive fees and carried interest amounts are distributed by the funds to us. If the related carried interest distributions received by us are subject to clawback, the previously distributed carried interest would be similarly subject to clawback from the recipients. We generally withhold a portion of the distribution of carried interest to satisfy the recipients' potential clawback obligation.
Our Fund Capital Investments
As general partner, we have minimum capital commitments to our sponsored funds. With respect to our flagship DBP value-add funds, we have made additional capital commitments to DigitalBridge Partners, LP ("DBP I") and DigitalBridge Partners II, LP ("DBP II") as a general partner affiliate alongside our limited partner investors. Our capital commitments are funded with cash and not through deferral of management fees or carried interest. Our fund capital investments further align our interests to our investors.
Competition
As an investment manager, we primarily compete for capital from outside investors and in our pursuit and execution of investment opportunities on behalf of our investment funds. We face competition in capital formation and in acquiring investments in portfolio companies at attractive prices.

The ability to source capital from outside investors will depend upon our reputation, investment track record, pricing and terms of our investment management services, and market environment for capital raising, among other factors. We compete with other investment managers focused on or active in digital real estate and infrastructure including other private equity sponsors, credit and hedge fund sponsors and REITs, who may have greater financial resources, longer track records, more established relationships and more attractive fees and other fund terms.
The ability to transact on attractive investments will depend upon our reputation and track record on execution, capital availability, cost of capital, pricing, tolerance for risk, and number of potential buyers, among other factors. We face competition from a variety of institutional investors, including investment managers of private equity and infrastructure, credit and hedge funds, REITs, specialty finance companies, commercial and investment banks, commercial finance and insurance companies, and other financial institutions. Some of these competitors may have greater financial resources, access to lower cost of capital and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices.
In our Operating segment, we compete with numerous data center providers who own and/or operate hyperscale or colocation data centers in similar metropolitan areas. Our competitors may have pre-existing relationships with current or potential customers, ownership and/or operation of larger portfolios of data centers that are geographically diversified, access to less expensive power, and more robust interconnected hubs in certain geographic areas. Competition may result in pricing pressures or may require us to incur additional costs that we otherwise might not choose to incur in order to upgrade our data center space, all of which may adversely affect the profitability of our data centers. Additionally, certain large enterprises may choose to build and operate their own data centers and cease to be our customers, or otherwise reduce the pool of potential customers in the market.
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
Customers
Our Investment Management segment has over 100 institutional investors that form our diverse, global investor base, including but not limited to: public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments.
In our Operating segment, our data centers are leased to approximately 2,900 customers, with the largest customers in the information technology and communications sectors. In 2022, property operating income from a single customer accounted for approximately 18% of the Company's total revenues from continuing operations, or approximately 8% of the Company's share of total revenues from continuing operations, net of noncontrolling interests.
Seasonality
We generally do not experience pronounced seasonality in our Investment Management and Operating segments.
Transition to Taxable C Corporation
Following a completion of the Company's business transformation in the first quarter of 2022 and due to the pace of growth of its investment management business and other strategic transactions that it may pursue, the Company’s Board of Directors and management agreed to discontinue actions necessary to maintain qualification as a REIT for 2022. Commencing with the taxable year ended December 31, 2022, all of the Company’s taxable income, except for income generated by subsidiaries that have elected or anticipate electing REIT status, is subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders are no longer tax deductible. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
The Company anticipates that operating as a taxable C Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements. This includes retaining and reinvesting earnings in other new initiatives in the investment management business.
The Company’s transition to a taxable C Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and NOL carryforwards. Furthermore, earnings from the Company's investment management business, which is conducted through its previously designated taxable REIT subsidiaries ("TRS"), were already subject to U.S. federal and state income tax.

Regulations
Investment Company Act of 1940
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, as amended, and the rules and regulations of the SEC thereunder if: it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or, absent an applicable exemption or exception, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test").
We do not propose to engage primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an investment management firm engaged primarily in deploying and managing capital in digital infrastructure assets, and we believe that we are not an investment company under the 40% test. We also believe that the nature of our assets and the sources of our income allow us to qualify for the exception from the 40% test provided by Rule 3a-1 under the Investment Company Act. In addition, we believe that we are excepted from the definition of investment company pursuant to section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. Certain of our subsidiaries rely on exemptions under section 3(c)(5)(C) and 3(c)(6) of the 1940 Act for companies engaged primarily in investing in real estate and real-estate assets or for holding companies of companies engaged in such activities. In addition, many of our wholly owned subsidiaries rely on the exemption under section 3(c)(7) because all of their outstanding securities are owned by other subsidiaries of ours that are not investment companies.
We view the capital interests we hold in investment vehicles that we also manage not to be investment securities as defined under the 1940 Act for purposes of the 40% test, regardless of whether these interests are general partner interests or limited partner interests, or the equivalent of either in other forms of organization. Many of our investments in entities that own digital infrastructure assets consist of limited partner or similar interests owned by our subsidiaries in entities that they or other subsidiaries manage as general partner or managing member. The courts and the SEC staff have provided little guidance regarding the characterization for purposes of the 1940 Act of a limited partner interest or its equivalent in circumstances such as ours, but we believe, based on our understanding of applicable legal principles, that limited partner and equivalent interests do not constitute investment securities in this context. Our determination that we are not an investment company under the 40% test is in part based upon the characterization of our limited partner or similar interests in entities that we control as general partner or managing member as not being investment securities. We can provide no assurance that a court would agree with our analysis under the 40% test if it were to be challenged by the SEC or a contractual counterparty.
The 1940 Act and the rules thereunder contain detailed requirements for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder impose substantial regulation with respect to the capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters with respect to entities deemed to be investment companies. We intend to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. If the assets that we or our subsidiaries own fail to satisfy the 40% limitation (or for certain subsidiaries, other exemptions or exceptions) and we do not qualify for an exception or exemption from the 1940 Act under Rule 3a-1 or otherwise, we or our subsidiaries may be required to, among other things: (i) substantially change the manner in which we conduct our operations or the assets that we own to avoid being required to register as an investment company under the 1940 Act; or (ii) register as an investment company under the 1940 Act. Either of (i) or (ii) could have an adverse effect on us and the market price of our securities.
Regulation under the Investment Advisers Act of 1940
We have subsidiaries that are registered with the "SEC" as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions, and transactions with affiliated service providers. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. Examinations of private fund advisers have resulted in a range of actions, including deficiency letters and, where appropriate, referrals to the Division of Enforcement. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. We expect continued focus by the SEC on private fund advisers and a continuing high level of SEC enforcement activity under the current administration.
For additional information regarding regulations applicable to the Company, refer to Item 1A. "Risk Factors.”
Human Capital Resources
We believe that our people are our most important asset. We are focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to our collective success.
We have approximately 300 employees, of which approximately 67% are in the U.S. with the remaining in our international locations. Other than our international employees, none of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
Diversity and Inclusion
We have established a Diversity, Equity and Inclusion Steering Committee, which meets quarterly to establish and monitor progress on our hiring and retention goals related to diversity. Since 2021, the Steering Committee has led a series of diversity, equity and inclusion trainings for our employees to support our approach.
We recognize that a diverse investment team enhances our ability to source, evaluate and manage a differentiated set of investment opportunities within the digital infrastructure sector. We also support our portfolio company management teams, many of whom come from underrepresented groups, to create and/or augment existing diversity, equity and inclusion initiatives. We have created a four-pillar program to facilitate the composition of a diverse workforce reflective of the constituencies and communities we serve, which focuses on the following:
Mentorships: We have partnered with Big Brothers Big Sisters in New York (BBBS) to implement a program that enables employees to work with high school students from the tenth grade through high school graduation. The program launched in our New York office with students from the Uncommon Charter High School, and we are exploring extending the program to our other offices. In addition, the Company has formed a partnership with The Armory Foundation, to, among other things, assist with the Armory College Prep program for underprivileged students in Washington Heights.
Internships: We have developed an internship program to help build a talent pipeline of candidates from underrepresented groups for investment professional positions, committing to hiring at least 50% candidates from underrepresented groups, including through organizations such as Seizing Every Opportunity (SEO), Toigo, and One Search Young Women in Finance (UK) and Historically Black Colleges and Universities (HBCUs), such as Florida A&M University (FAMU). In 2022, we had 25 interns participate in our internship program.
Recruiting/Hiring: A particular focus of the Company recently has been to improve the gender and ethnic diversity of our investment team. In 2022, 45% of our hires were female and 62% of hires were from a traditionally underrepresented ethnic group. We have continued to expand the diversity of the pool of candidates that we recruit from, and, as a result of these concerted efforts, increased the number of employees from traditionally underrepresented groups across our organization by 11.5% between December 31, 2021 and December 31, 2022.
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
In addition, our dedication to fostering diversity and inclusion is also supported by our Company’s board of directors, five out of its nine members are women and/or people of color.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses tied to specific performance goals, and, generally for all mid-level and above employees, long-term equity awards tied to time-based vesting conditions and the relative value of our stock price as compared to our peers. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. We commission a customized compensation benchmark survey annually to ensure our compensation packages are competitive and in-market. In addition, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, charitable gift matching, student loan paydown program, a 401(k) plan and a recently introduced training and development program with Franklin Covey.
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
Environmental, Social and Governance ("ESG")
We believe that integrating ESG considerations into our business and our portfolio companies is an essential element to our continued success. We have a cross-functional ESG Committee that steers the Company’s ESG program, including helping to develop initiatives designed to improve related performance metrics and disclosures. This committee presents ESG data and updates at the DBRG and portfolio company level on a quarterly basis to our Board of Directors, who exercise oversight of the Company’s ESG program and strategy.
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
We focus on the most relevant ESG issues which we have prioritized according to two criteria: those that have the greatest impact on our business and/or our portfolio companies; and those that are the most important to our stakeholders. The result is a targeted universe of priority issues as follows:
•Climate Change: Energy Efficiency, Greenhouse Gas Emissions and Physical Climate Risks
•Data Privacy, Data Security and Associated Human Rights
•Diversity, Equity and Inclusion
•Foreign Corrupt Practices Act, Anti-Bribery and Anti-Corruption
•Workplace Health and Safety
We seek to integrate these ESG considerations into our investment process through analysis of material ESG factors during due diligence to inform our investment decision-making and support implementation of ESG best practices at our portfolio companies. We provide guidance and resources to our portfolio companies to accelerate their ESG initiatives and actively engage with the ESG leadership at each of our portfolio companies to manage and report on a common set of core key performance indicators and ESG metrics. We also have a Responsible Lending Policy that applies to our credit products, which have a fundamentally different position to engage with underlying companies on ESG issues. As a credit investor in digital infrastructure, we are committed to encouraging and engaging co-lending parties to integrate ESG issues into transaction documentation and lending terms, where possible.
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
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations and investment management activities, sale proceeds from non-core investments and principal and interest payments received from legacy debt investments. However, we may also have to rely on third-party sources of capital, including public and private offerings of securities and debt financings.
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
Our business is materially affected by general economic and political conditions and events throughout the world, such as changes in interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and responses to widespread health events, such as the ongoing novel coronavirus (COVID-19) pandemic, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our managed vehicles to raise or deploy capital, reducing the value or performance of our investments and the investments made by our managed vehicles and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our managed vehicles invest would likely have a negative impact on the value of our assets and spending and demand for digital and communications infrastructure and technology and, accordingly, our and our managed vehicle’s financial performance, the market prices of our securities, and our ability to pay dividends.

The condition of the digital infrastructure and real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, Asia and other foreign markets where we operate as a whole and on the perceptions of investors of the overall economic outlook. In 2022, persistent inflation in the United States and other countries led the United States Federal Reserve and other central banks to take actions to raise interest rates. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the digital infrastructure and real estate markets in the past and may in the future negatively impact our operating performance, resulting in a more difficult fund raising environment and reducing exit opportunities in which to realize the value of our investments. During periods of difficult market or economic conditions (which may occur across one or more industries or geographies), the various companies or assets in which we have investments may experience several issues, including decreased revenues, increased costs, credit rating downgrades, difficulty in obtaining financing and even severe financial losses or insolvency.
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
We invest in a wide array of asset classes within the digital infrastructure industry; however, we may not successfully implement this strategy or ultimately realize any of the anticipated benefits of diversification.
We have invested and plan to continue to invest, primarily through our managed funds, in multiple asset classes within digital infrastructure, including data centers, cell towers, fiber networks, small cells and edge infrastructure, throughout the United States and around the world. However, we may not successfully implement our investment strategy and our investments may become concentrated in type or geographic location. Even if we do implement this strategy, it is possible our multi-asset class portfolios will not perform as well as a portfolio that is concentrated in a particular type of digital infrastructure assets.
Our operations in Europe and other foreign markets expose our business to risks inherent in conducting business in foreign markets.
A portion of our revenues are sourced from our foreign operations in Europe, Asia and other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:
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
Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders. In addition, there is generally less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from our investments necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
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
We are subject to increasing focus by our fund investors, our stockholders and regulators on environmental, social and governance matters.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, consider our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and use such information to decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments, and we may face reputational challenges by other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers by the SEC and other regulators. If regulators disagree with the procedures or standards we use for ESG investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities and the failure to successfully manage such risks could have a material adverse effect on our business, results of operations and financial condition.
We often pursue unusually complex investment opportunities involving substantial business, regulatory or legal complexity that would deter investors. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance, execute and disclose, it can be more difficult to manage or realize value from the assets acquired in such transactions, and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Investment Management Business
The investment management business is intensely competitive.
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
We may find it harder to raise capital in the private funds and other investment vehicles that we manage, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, decreased rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future managed investment vehicles, either of which would adversely impact our business, revenues, results of operations and cash flow.
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
There are often no readily ascertainable market prices for a substantial majority of the illiquid investments of our managed institutional private funds. We determine the fair value of the investments of each of our institutional private funds at least quarterly based on the fair value guidelines set forth by GAAP. The fair value measurement accounting guidance establishes a hierarchal disclosure framework that ranks the observability of market inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
We currently manage, and may in the future manage, private funds and other investment vehicles that may be in competition with us and each other with respect to investment opportunities and financing opportunities. In general, our investment funds and certain portfolio companies thereof have priority over the Company with respect to investment opportunities in digital infrastructure, and investors in our managed funds and investment vehicles typically have priority with regard to any related co-investment opportunities. We have implemented certain procedures to manage any perceived or actual conflicts among us and our managed investment vehicles, including the following:
•allocating investment opportunities based on numerous factors, including investment objectives, available cash, diversification/concentration, leverage policy, the size of the investment, tax, anticipated pipeline of suitable investments, fund life and existing contractual obligations such as first-look rights and non-compete covenants; and
•investment allocations are reviewed at least annually by the chief compliance officer of our applicable registered investment adviser.
In addition, subject to compliance with the rules promulgated under the Investment Advisers Act and the governing documents of our managed investment vehicles, we have and may continue to allow a managed investment vehicle to enter into principal transactions with us or cross-transactions with other managed investment vehicles or strategic vehicles. For certain cross-transactions, we may receive a fee from, or increased fees from, the managed investment vehicle and conflicts may exist. If our interests and those of our managed funds and investment vehicles are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our managed investment vehicles, our strategic partnerships or our joint ventures. Further, certain officers and senior management who make allocation decisions may have financial interests in a particular fund or managed investment vehicle, which may increase such conflicts of interest.
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
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, developing new types of investment structures and products (such as separately managed accounts and structured products), and expanding into new geographic markets and businesses. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements. We may also pursue growth through acquisitions of other investment management companies, such as our recent acquisition of the global infrastructure equity investment management business from AMP Capital.
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
To the extent we expand into new investment strategies, geographic markets and businesses and attempt to expand our business through acquisitions, we will face numerous risks and uncertainties, including risks associated with:
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties;
•our ability to realize the anticipated operational and financial benefits from an acquisition and to effectively integrate an acquired business;
•the required investment of capital and other resources;
•the possibility of diversion of management's time and attention from our core business;
•the possibility of disruption of our ongoing business;
•the assumption of liabilities in any acquired business and the potential for litigation;
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
Risks Related to our Digital Infrastructure Investments
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
Our business reputation depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security incidents, war, terrorism, fire, earthquake, hurricane, flood, climate change and other natural disasters, sabotage and vandalism.
Problems at one or more of our data centers or other digital infrastructure assets, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of the customer leases associated with our digital infrastructure assets include terms requiring us to meet certain service level commitments to such customers. Any failure to meet these or other commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, monetary damages, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security incidents may also expose us to additional legal liability, regulatory requirements, penalties and monetary damages and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security incidents in our data centers or with regard to other digital infrastructure assets. Any such failures could materially adversely affect our business, financial condition and results of operations.
The digital infrastructure industry is highly competitive and such competition may materially and adversely affect our performance and ability to execute our strategy.
The digital infrastructure industry is highly competitive based on a number of factors, including brand recognition, reputation and pricing pressure on the products and services offered by the companies in which we expect to invest. A reduction in the perceived quality of services and products offered, or if our competitors offer rental, leasing or similar rates at below market rates or below the rates charged by the companies in which we invest, the performance of the companies in which we invest could be adversely impacted and, as a result, our ability to raise third party capital in our current and future digital focused funds and investment vehicles could be adversely impacted. In the event that we are unable to continue to grow our business as a result of our poor performance or lack of available funding for our investments, our results of operations, financial condition and prospects would be materially adversely affected.
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
We do not directly control the operations of certain of our digital infrastructure assets and are therefore dependent on portfolio company management teams to successfully operate their businesses.
Our digital infrastructure assets, including the data centers in our Operating segment, are typically operated by in-place management teams at the portfolio companies which hold these assets and in which we own our interests or by third party management companies. While we have or expect to have various rights as an owner of the portfolio companies, we may have limited recourse under our management agreements or investment interest documentation if we believe that such in-place management teams (who are not our employees) or third-party management companies are not performing adequately. Failure by the in-place management teams to adequately manage the risks associated with managing digital infrastructure assets could result in defaults under our borrowings and otherwise adversely affect our results of operations. Furthermore, if these portfolio companies or management companies experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
The financial performance of our digital infrastructure assets depends upon the demand for such assets.
A reduction in the demand for our digital infrastructure assets, power or connectivity will adversely impact our ability to execute our business strategy and our performance. Demand for digital infrastructure assets is particularly susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space and other digital infrastructure assets. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently or expect to serve. Changes in industry practice or in technology could also reduce demand for the physical data center space or other digital infrastructure assets. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If we lose a customer or a tenant, we cannot assure you that we would be able to replace that customer at a competitive rate, in a timely manner or at all. Mergers or consolidations of technology companies could reduce further the number of our customers/tenants and potential customers/tenants and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce their use of our data centers or other digital infrastructure assets. Our financial condition, results of operations, and cash flow for distributions could be materially adversely affected as a result of any or all of these factors.
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
Our customers require internet connectivity and connectivity to the fiber networks of multiple third-party telecommunications carriers. In order for us to attract and retain customers, we need to provide sufficient access for customers to connect to those carriers. While we provide space and facilities for carriers to locate their equipment and connect customers to their networks, any carrier may elect not to offer its services to us or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services, or the service provided by a carrier may be inadequate or of poor quality. Any termination, degradation or interruption of connectivity could put us at a competitive disadvantage, and a material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our business, financial condition and results of operations.
We expect certain of the leases we have with our customers to expire monthly and to contain early termination provisions. If leases with our customers are not renewed on the same or more favorable terms or are terminated early by our customers, our business, financial condition and results of operations could be substantially harmed.
Our customers may not renew their leases upon expiration. This risk is increased to the extent our customer leases expire on an annual basis. Upon expiration, our customers may elect not to renew their leases or renew their leases at lower rates, for less space, for fewer services or for shorter terms. If we are unable to successfully renew or continue our customer leases on the same or more favorable terms or subsequently re-lease available space when such leases expire, our business, financial condition and results of operations could be adversely affected. In addition, certain of our leases may contain early termination provisions that allow our customers to reduce the term of their leases subject to payment of an early termination charge that is often a specified portion of the remaining rent payable on such leases. The exercise by customers of early termination options could have an adverse effect on our business, financial condition and results of operations.
The digital infrastructure assets that we own may become obsolete, which could materially adversely impact our revenue and operations.
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
Digital infrastructure investments are subject to substantial government regulation.
Digital infrastructure investments are subject to substantial government regulation related to the acquisition and operation of such investments. Failure to comply with applicable government regulations or the inability to obtain or maintain any required government permits, licenses, concessions, leases or contracts needed to operate our digital infrastructure investments could adversely affect our ability to achieve our investment objectives. In addition, governments often have considerable discretion to implement regulations that affect our digital infrastructure investments. Changes in existing regulations could be costly for us to comply with and may delay or prevent the operation of our assets, all of which could adversely impact the performance of our investments.
Many of our investments may be illiquid and we may not be able to vary our investment portfolio in response to changes in economic and other conditions.
Our investments are relatively illiquid. As a result, our ability to vary our investment portfolio promptly in response to changed economic and other conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the liquidity of our investments may also be impacted by, among other things, legal or contractual restrictions, the lack of available financing for assets, the absence of a willing buyer or an established market and turbulent market conditions. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our exemption from the 1940 Act. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less upon a sale than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
Risks Related to Our Organizational Structure and Business Operations
We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our Chief Executive Officer, our President and our Chief Financial Officer, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with digital real estate professionals, financial institutions, investors in certain of our investment vehicles and other members of the business community are critical to the success of our business. Changes to our management team have occurred in the past, and we cannot assure stockholders of the continued employment of these individuals with the Company. As previously disclosed, Mr. Wu and Mr. Sanders have entered into amended and restated employment agreements that provide for their terms of employment to end in 2023.
In addition, our success depends, to a significant extent, upon the continued services of key personnel in our investment management business, including Mr. Ganzi and Mr. Jenkins. Although Mr. Ganzi and Mr. Jenkins received equity interests in us and are subject to employment agreements and other agreements containing restrictions on engaging in activities that are deemed competitive to our business, there can be no assurances that they will continue employment with us. The loss of Mr. Ganzi, Mr. Jenkins or other key personnel could harm our business.
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
Our position as an owner, operator and investment manager of digital infrastructure assets and change in strategy to focus on investment management may adversely impact our stock price.
We are a leading owner, operator and investment manager of digital infrastructure and currently manage digital infrastructure assets both on our balance sheet and through our investment management platform. As of the date of this report, substantially all of the digital investments on the Company’s balance sheet are data centers, primarily located in the United States, which subjects us to concentration risks. We believe that any advantages to having both direct digital infrastructure investments and an investment management platform are frequently not recognized by the investment community and that investors view this strategy as overly complex. To the extent we are unable to transfer or dispose of our the direct digital infrastructure investments on our balance sheet, our stock price and our ability to raise capital may be adversely affected. In addition, at such time as we no longer have a controlling interest in DataBank and Vantage SDC, our determination to consolidate such entities would likely change, resulting in significant changes to our financial statements, which may also adversely impact our stock price.
There may be conflicts of interest between us and our Chief Executive Officer and certain other senior DBH employees that could result in decisions that are not in the best interests of our stockholders.
Prior to our combination with DBH, Marc C. Ganzi, our Chief Executive Officer, and Benjamin Jenkins, our President, made personal investments in certain portfolio companies and/or related vehicles (collectively, the “DBH Portfolio Companies”), which DBH acquired along with a consortium of third-party investors. In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while Mr. Ganzi and Mr. Jenkins retained their respective investments in the DBH Portfolio Companies. As a result of these personal investments and related outside business activities, Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third-party investors in, major decisions and other operational matters at the DBH Portfolio Companies. In addition, Mr. Ganzi, Mr. Jenkins and certain other DBH employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events. As a result, Mr. Ganzi, Mr. Jenkins, and certain other senior DBH employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies. The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and Mr. Ganzi, Mr. Jenkins and certain other senior DBH employees, on the other hand; however, there can be no assurances that such attempts will be effective.
As a result of their personal investments in DataBank and Vantage SDC prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Mr. Ganzi and Mr. Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the buildout of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC and the acquisition of additional interest in
DataBank from an existing investor in January 2022. In such transactions, the Company takes a series of steps to mitigate the conflicts in the transactions, including, among others, obtaining approval from an independent committee of the board of directors. For additional information regarding payments to Messrs. Ganzi and Jenkins relating to DataBank and Vantage SDC acquisitions, see Note 16. Transactions with Affiliates, in the Company’s consolidated financial statements.
Subject to our Code of Business Conduct and Ethics and related party transaction policies and procedures, as applicable, we may continue to enter into transactions or other arrangements with the DBH Portfolio Companies in which there are actual or potential conflicts of interests between us and Mr. Ganzi, Mr. Jenkins and certain other senior employees. Despite having related party transaction policies and procedures in place and having conflict mitigants in such transactions, such transactions may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. In addition, such transactions may result in future conflicts of interest if Mr. Ganzi’s or Mr. Jenkins’ continuing interests in the transaction (if any) are not aligned with the Company's.
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
In addition, we have and may continue to recognize impairments on the Company's equity method investments and goodwill. For example, in 2022, the Company determined that its investment in BrightSpire Capital, Inc. ("BRSP") was other-than-temporarily impaired and recorded an impairment charge of $60 million.
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

The occurrence of a security incident or a deficiency in our cybersecurity has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the effectiveness of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our customers, employees, and vendors. The risk of a security incident or system or network disruption to networks and systems, including through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A security incident or a significant and extended disruption to our systems or systems provided by third parties, may result in compromise or corruption of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business; misappropriation of assets; disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares; significant remediation expenses; and increased cybersecurity protection and insurance costs. A security incident or disruption could also interfere with our ability to comply with financial reporting requirements or result in loss of competitive position, regulatory actions or increased regulatory scrutiny, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability.
These risks require continuous and likely increasing attention and resources from us to, among other actions, identify and quantify these risks; upgrade and expand our technologies, systems, and processes to adequately address them; and provide periodic training for our employees to assist them in detecting phishing, malware, and other schemes. This diverts time and resources from other activities. In addition, the cost and operational consequences of responding to a security incident or deficiency in our cybersecurity could be significant. And although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cyber security policies, procedures capabilities to manage the risk of a security incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. Moreover, data protection laws and regulations in the jurisdictions where we operate often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks and cyber intrusions increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
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
We may also need to refinance all or a portion of our indebtedness at or prior to the scheduled maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, distributable earnings ("DE") prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.
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
Our use of leverage to finance our businesses exposes us to substantial risks.
As of December 31, 2022, we had $300 million in borrowings outstanding under our securitized financing facility, $278 million aggregate principal amount of convertible and exchangeable senior notes outstanding and approximately $4.6 billion of non-recourse investment level secured debt associated with our balance sheet investments. We may choose to finance our businesses operations through further borrowings under the securitized financing facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the risks related to changes in debt financing markets and higher interest rates described below. In addition, until such time as the financials of our Operating segment cease to be consolidated with our financial statements, the non-recourse debt associated with our balance sheet investments may impact assessments of our leverage by investors and rating agencies which may adversely impact our stock price and our ability to obtain and maintain favorable credit ratings.
Changes in the debt financing markets or higher interest rates could negatively impact the value of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
A significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, higher interest rates may create downward pressure on the price of digital infrastructure assets, increase the cost and availability of debt financing for the transactions our funds may pursue and decrease the value of fixed-rate debt investments made by our funds. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, each of which could lead to a decrease in our net income. Further, should the equity markets experience a period of sustained declines in values as a result of concerns regarding rising interest rates, our funds may face increased difficulty in realizing value from investments.
Our funds’ portfolio companies also regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or tax or other regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.
The value of our investments in certain assets may decline if long-term interest rates continue to increase. Declines in the value of our investments may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. In addition, in a period of rising interest rates, our operating results will partially depend on the difference between the income from our assets and financing costs. We anticipate that, in some cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates could decrease our net income and the market value of our assets.
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
The changes to the reference rate used in our existing floating rate debt instruments and hedging arrangements are uncertain and may adversely affect interest rates on our current or future indebtedness and could hinder our ability to maintain effective hedges, potentially resulting in adverse impacts to our business operations and financial results.
Our securitization variable funding notes, certain senior and junior subordinated notes and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”) or to another financial metric. The publication of the one-week and two-month US Dollar LIBOR (“USD LIBOR”) maturities and non-USD LIBOR maturities ceased immediately after December 31, 2021, and the remaining USD LIBOR maturities will cease immediately after June 30, 2023. The composition and characteristics of SOFR differ from those of LIBOR in material respects: SOFR is a secured rate, LIBOR is an unsecured rate, and while SOFR is an overnight rate, LIBOR represents interbank funding for a specified term. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Liquidity in SOFR-linked products has increased significantly since 2021 after the implementation of the SOFR First best practice as recommended by the Market Risk Advisory Committee of the Commodity Futures Trading Commission. There can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, bank credit risk, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.
Further, we can provide no assurance regarding when our current floating rate debt instruments and hedging arrangements will transition from LIBOR as a reference rate to SOFR or another reference rate. To date we have taken steps intended to minimize disruption in our business operations related to changes in the benchmark rate, including, where possible, by providing mechanisms in our LIBOR based instruments that permit or facilitate the movement from LIBOR to replacement benchmarks upon the occurrence of certain defined events occur related to the discontinuation of LIBOR. However, there can be no assurances that such steps will successfully minimize disruption or result in any of the benefits we anticipate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. Further, confusion related to the transition from USD LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD LIBOR, any of which could adversely impact our business operations and financial results.
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
In order to expand our business, we may consider offering class A common stock and securities that are convertible into our class A common stock and may issue additional common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of class A common stock that we may issue for cash in non-public offerings without stockholder approval is limited by the rules of the NYSE. However, we may issue and sell shares of our class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership. In July 2020, the OP issued $300 million in aggregate principal balance of 5.75% exchangeable senior notes due 2025 (“5.75% exchangeable notes”), which are exchangeable by the noteholder at any time prior to maturity into shares of our class A common stock at an exchange rate of 108.6956 shares of class A common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of December 31, 2022, there were approximately $78 million in aggregate principal balance of the 5.75% exchangeable notes outstanding. The exchange of some or all of the remaining exchangeable notes will further dilute the ownership interests of existing stockholders, and any sales in the public market of shares of our class A common stock issuable upon such exchange of the notes could adversely affect the prevailing market price.
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
Our Articles of Amendment and Restatement, as amended (our "Charter"), authorizes our board of directors to, without stockholder approval, classify any unissued shares of common stock or preferred stock; reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock; and issue such shares of stock so classified or reclassified. Our board of directors may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights (voting or otherwise) senior to the rights of current holders of our class A common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. As of the date of this report, Mr. Ganzi and Mr. Jenkins indirectly own approximately 1.6% and 1.4%, respectively, in the OP. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
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
The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have continued to focus on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. For example, our managed companies routinely engage our affiliated entities to provide asset level services, in accordance with the relevant fund legal documents. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. In September 2022, Colony Capital Investment Advisors, LLC (“CCIA”), the investment adviser to certain legacy funds and vehicles holding legacy assets, received an information request from the SEC’s Division of Enforcement related principally to certain alleged deficiencies identified in a recent examination of CCIA relating to CCIA’s compliance with its fiduciary duty, duty of care and disclosure of affiliate transactions involving certain legacy businesses and operations. We expect to cooperate with the SEC staff in this investigation. Although we believe that CCIA acted in accordance with applicable legal requirements and always conducted its business in the best interests of its clients, we have taken a number of steps to improve our investor disclosures and compliance processes in response to the CCIA examination. In addition, almost all of the relevant CCIA-managed investment vehicles and related legal entities have either been sold or wound down, and CCIA has not sponsored a new client investment vehicle in over two years and has no plans to do so. Nevertheless, at this time, we cannot predict the outcome of the SEC investigation, which could have a material adverse effect on our business, results of operations or financial condition.
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
Further, we expect a greater level of SEC enforcement activity under the current administration, and it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by prior administrations. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us.
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
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes as a result of, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. It is expected that the current administration will increase the number of financial regulations and regulators. Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds. Moreover, as calls for additional regulation have increased as a result of heightened regulatory focus in the financial industry, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed companies. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Failure to satisfy the 40% limitation or to qualify for an exception or exemption from registration under the 1940 Act under Rule 3a-1 or otherwise could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price for shares of our class A common stock.
We intend to conduct our operations so that we and our subsidiaries are not required to register as investment companies under the 1940 Act. Compliance with the 40% limitation on holding investment securities under the 1940 Act and maintenance of applicable exceptions or exemptions, including Rule 3a-1 which provides an exemption for a company primarily engaged in a non-investment company business based on the nature of its assets and the sources of income, impose certain requirements on how we structure our balance sheet investments and manage our sponsored funds. Continuing satisfaction of the 40% limitation or qualification for Rule 3a-1 or another exception or exemption from registration under the 1940 Act will limit our ability to make certain investments or change the relevant mix of our investments.
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
Privacy and data protection regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition, and operating results.
Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our customers, employees, and other individuals. The regulatory environment for the collection and use of personal information for companies, including for those that own and manage data centers and other communications technologies, is evolving in the United States and internationally. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that may restrict our ability to collect, use, and disclose personal information and may increase or change our obligations with respect to storing or managing our own data, including our employees’ personal information, as well as our customers’ data, which may include individuals’ personal information. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places new data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU, the United Kingdom has adopted a framework similar to the GDPR. The EU has confirmed that the UK data protection framework as being “adequate” to receive EU personal data. We are monitoring recent developments regarding amendments to the UK data protection framework and the impact this may have on our business.

Privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”)), state attorneys general, the European Commission, and data protection authorities in Europe, the UK, Singapore, and other jurisdictions, are increasingly scrutinizing privacy, and we expect such scrutiny to continue to increase. This could result in loss of competitive position, regulatory actions or increased regulatory scrutiny, litigation, breach of contract, reputational harm, damage to our stakeholder relationships, or legal liability. We cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and data protection will affect our business, and we cannot predict the cost of compliance.

Risks Related to Taxation
Our obligations to pay income taxes will increase as a result of no longer qualifying for REIT status, effective January 1, 2022.
We became a taxable C Corporation effective for the taxable year ended December 31, 2022. As a REIT, we generally were permitted to deduct any dividends paid on our stock from our REIT taxable income. We reinstated the dividend on our common stock in September of 2022 and we also currently pay dividends on our approximately $828 million of outstanding preferred stock. As a result of no longer qualifying for REIT status, we will not be allowed a deduction for dividends paid to our stockholders (including the preferred dividends we currently pay) in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. This could impair our ability to satisfy our financial obligations and negatively impact the price of our securities. This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us. Further, federal and state income tax rates could increase in the future, exacerbating these risks. We also will be disqualified from electing REIT status under the Internal Revenue Code of 1986, as amended, or the Code, through December 31, 2026.
We are no longer subject to the REIT distribution requirements, and as such we are not required to make annual distributions of our net income to stockholders, which could have an adverse impact on our stock price.
As a REIT, we were required to distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain) in order to qualify as a REIT. We no longer qualify for REIT status and became a taxable C Corporation effective for the taxable year ended December 31, 2022. Accordingly, we are no longer required to make distributions to our stockholders, which in turn could have an adverse impact on our stock price.
We may fail to realize the anticipated benefits of becoming a taxable C Corporation or those benefits may take longer to realize than expected.
We believe that no longer qualifying for REIT status and becoming a taxable C Corporation will, among other things, provide us with greater flexibility to use our free cash flows as we will no longer be required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders. However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C Corporation. For example, if our cash flows do not meet our expectations, we may be unable to reduce our net recourse debt and deleverage our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C Corporation will offset its costs, which could be greater than we expect. Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C Corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.
Our ability to use capital loss and NOL carryforwards to reduce future tax payments may be limited.
We have capital loss and NOL carryforwards that we may be able to use to reduce the income taxes that we owe following the termination of our REIT election beginning with our taxable year ended December 31, 2022. However, we must have taxable income or gains in future periods to benefit from these capital loss and NOL carryforwards, and there is a risk that we may not be profitable in future periods.
In addition, our ability to utilize capital loss and NOL carryforwards may be limited by various tax rules, including Sections 382 and 383 of the Code which generally apply if we undergo an “ownership change.” Our use of capital losses or NOLs arising after the date of an ownership change generally would not be affected by the limitations under Sections 382 and 383 (unless there were another ownership change after those new losses arose). In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of existing state tax attributes such as NOLs. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our capital loss and NOL carryforwards, the rules under Sections 382 and 383 are complex and there is no assurance our view is correct or that an ownership change will not occur in the future. Also, to the extent not prohibited by our Charter we may decide in the future that it is necessary or in our interest to take certain actions, including issuing additional shares of our stock, that could result in an ownership change. In the event that we experience one or more ownership changes in the future, our ability to use our pre-change capital loss and NOL carryforwards and other tax attributes to offset our taxable income will be subject to limitations. As a result, we may be unable to use a material portion of the capital loss and NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. In addition, we may be discouraged from issuing additional common stock to raise capital or to acquire businesses or assets because such issuance may result in an ownership change that would cause the limitations imposed by Section 382 and 383 to apply to our capital loss and NOL carryforwards.
We may incur adverse tax consequences if we failed to qualify as a REIT for U.S. federal income tax purposes for the period during which we elected to be taxed as a REIT.
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2017 and ending with our taxable year ended December 31, 2021. Our qualification as a REIT for such period depends on our having satisfied, and in some cases other REITs we have merged with having satisfied, certain gross asset, gross income, organizational, distribution, stockholder ownership and other requirements. If the IRS challenged our characterization, valuation, and treatment of investments (including our direct or indirect interests in subsidiary REITs, each of which must satisfy the same requirements for REIT qualification) for purposes of the REIT asset and income tests for any open tax year, and if such a challenge were sustained, we could fail to qualify as a REIT for such tax year, unless we could avail ourselves of relief provisions for the applicable tax period.
If we failed to qualify as a REIT in any taxable year for which our REIT election was effective, we would be subject to U.S. federal corporate income tax on our taxable income for such year at the regular corporate rate, and dividends paid to our stockholders would not be deductible by us in computing our taxable income for such year. Additionally, if any subsidiary REIT in which we own an interest fails to qualify as a REIT in any taxable year for which its REIT election is or was effective, it (i) would be subject to regular U.S. federal corporate income tax and (ii) would cease to be a qualifying asset for the REIT asset tests, which could have an adverse effect on our REIT qualification for any open tax year in which our REIT election was effective. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our class A common stock.
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
There is a risk of changes in the tax law applicable to an investment in us.
The IRS, the United States Treasury Department, and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. We cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or the taxation of our stockholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Boca Raton, Florida, where we lease approximately 31,500 square feet of office space. We also lease office space for the remaining eight corporate locations in five countries across the U.S., Europe and Asia. We believe that our offices are suitable and adequate for conducting our business.

Investment Properties—Operating Segment
At December 31, 2022, the Company's investment properties in its Operating segment were composed of 13 hyperscale data centers in North America, and 71 colocation data centers across U.S. and Europe, providing a combined 373 megawatts of power capacity and 2.41 million rentable square feet, of which 79% of the total square footage is leased. 49 of the 84 data centers are leasehold properties.
The Company's portfolio included 315,000 square feet of pre-stabilized data centers (properties with more than 5% of rentable square feet currently under development or expected to be under development in the next 12 months).
Below is an overview of the Company's data center portfolio at December 31, 2022.

	Number of Properties			Maximum Critical IT Square Feet (1) ('000)	Leased % (2)	Power Capacity mW (3)	Annualized MRR (4) ($ in millions)
Location	Owned	Leased	Total
Hyperscale Data Centers
North America
California	8	—	8	529	100%	122	$180
Washington	2	—	2	112	100%	22	32
Canada	3	—	3	136	85%	33	40
	13	—	13	777	97%	177	252
Colocation Data Centers
North America
Arizona	—	3	3	8	43%	1	2
California	1	5	6	94	75%	14	37
Colorado	3	1	4	63	71%	9	25
Florida	—	1	1	11	88%	2	6
Georgia	2	—	2	124	54%	15	15
Illinois	—	4	4	91	79%	14	39
Indiana	—	2	2	54	90%	6	21
Kansas	2	1	3	17	62%	3	12
Maryland (5)	—	1	1	—	—%	—	13
Massachusetts	—	1	1	6	85%	1	1
Minnesota	1	3	4	72	74%	7	25
Nevada	—	1	1	30	67%	2	18
New Jersey	—	2	2	40	58%	5	10
New York	—	2	2	25	82%	2	29
Ohio	—	1	1	5	56%	—	4
Pennsylvania	1	2	3	74	89%	7	17
Tennessee	—	1	1	6	95%	—	2
Texas	6	7	13	538	65%	52	151
Utah	5	1	6	183	81%	35	58
Virginia	1	2	3	97	67%	13	22
Washington	—	2	2	12	73%	1	3
Europe
France	—	5	5	54	77%	2	11
United Kingdom	—	1	1	24	3%	5	1
	22	49	71	1,628	70%	196	522
	35	49	84	2,405	79%	373	$774
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
(5)    Not a colocation site. Revenues earned through data center services.

The Company's data centers are leased to approximately 2,900 customers, with its largest customers in the information technology and communications sectors. The Company's top 10 customers based upon annualized MRR as of December 31, 2022 are summarized below.

	Customer Industry	Number of Properties with Leased Space	% of Total Portfolio Annualized MRR
1	Software & Services	13	19.2%
2	Semiconductors & Semiconductor Equipment	11	5.7%
3	Telecommunication Services	20	5.5%
4	Technology Hardware & Equipment	3	2.1%
5	Capital Goods	1	1.7%
6	Real Estate	6	1.7%
7	Media & Entertainment	8	1.5%
8	Technology Hardware & Equipment	3	1.4%
9	Technology Hardware & Equipment	1	1.2%
10	Technology Hardware & Equipment	1	1.0%
			41.0%
A listing of the Company's investment properties is also included in Schedule III. Real Estate and Accumulated Depreciation in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 19 to the consolidated financial statements in Item 15 of this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II—OTHER INFORMATION
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “DBRG.”
Our class B common stock is not publicly traded, and is described in Note 9 to the consolidated financial statements in Item 15 of this Annual Report.
Holders of Common Equity
On February 21, 2023, there were 2,251 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
Reverse Stock Split
In August 2022, the Company effectuated a one-for-four reverse stock split of its outstanding shares of class A and class B common stock. The number of authorized shares of common stock was not adjusted in connection with the reverse stock split, however, the Company intends to seek stockholder approval to make a proportional change to the number of authorized shares of class A and class B common stock at its next annual meeting of stockholders. Par value of common stock was proportionately increased from $0.01 to $0.04 per share. Throughout this Annual Report, common stock share and per share information, including OP units and stock award units, as well as the Company's senior note conversion or exchange ratio in common stock shares, have been revised for all periods presented to give effect to the reverse stock split.
Dividends
Holders of our common stock are entitled to receive distributions only if and when our board of directors authorizes and declares distributions. Our board of directors has not established any minimum distribution level. No distributions can be paid on our common stock unless we have paid all cumulative dividends on our outstanding preferred stock.
We reinstated quarterly common stock dividends in the third quarter of 2022, having previously suspended common stock dividends for the second quarter of 2020 through the second quarter of 2022. Common stock dividends were $0.01 per share for each of the third and fourth quarters of 2022.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
Pursuant to a stock repurchase program authorized by our board of directors in July 2022, the Company may repurchase up to $200 million of its outstanding shares of class A common stock and/or preferred stock through various methods, including open market repurchases, negotiated block transactions, accelerated share repurchases, open market solicitations and Rule 10b5-1 plans. The stock repurchase program expires on June 30, 2023 and may be extended, modified, or discontinued at any time.
The following table presents information related to purchases of the Company's class A common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program ($ in thousands)
October 1 through October 31, 2022	3,250,450	$12.71	3,250,450	$92,430
November 1 through November 30, 2022	—	—	—	92,430
December 1 through December 31, 2022	—	—	—	92,430
Total (1)	3,250,450	$12.71	3,250,450	$92,430
_______
(1)    Represent stock purchases pursuant to the repurchase program described above.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), MSCI US REIT Index ("RMZ"), and Dow Jones U.S. Asset Managers Index ("DJUSAG") from December 31, 2017 to December 31, 2022. Beginning 2022, DJUSAG is selected as the most comparable industry index to replace RMZ. This change is consistent with DBRG's current core business of investment management and with DBRG no longer maintaining REIT status effective 2022.
The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2017 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto, which are included in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.

Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2022 and through February 2023.
Transition To Taxable C Corporation
•We have discontinued actions necessary to maintain qualification as a REIT for 2022, and will be taxed as a C-Corporation. Without the constraints of maintaining REIT status, we have more flexibility to execute various strategic initiatives, including the redemption of Wafra, as discussed below. Incremental tax burden is not expected to be significant in the near term given the availability of significant capital loss and NOL carryforwards and that our investment management business, prior to the transition, was already taxable under a TRS.
Capitalization and Financing
•Effective April 2022, the availability under our Series 2021-1 Secured Fund Fee Revenue Variable Funding Notes ("VFN") was increased by $100 million to $300 million.
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
•$55 million of class A common stock in aggregate was repurchased in September and October 2022 at a weighted average price of $13.09 per share.
•A one-for-four reverse stock split of our common stock was effectuated in August 2022.
•We reinstated quarterly common stock dividends at $0.01 per share beginning the third quarter of 2022.
Digital Business
Investment Management segment
•In February 2023, we completed our previously announced acquisition of InfraBridge (formerly AMP Capital's global infrastructure equity business) for $316 million (excluding net working capital), subject to customary post-closing adjustments, plus potential contingent payments based upon future fundraising for InfraBridge's third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. The acquisition comprises InfraBridge's investment management platform, fund sponsor investments, and retained performance fees.
The acquisition further scales our investment management business. InfraBridge’s global infrastructure equity platform will be a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition added $5.6 billion in fee earning equity under management ("FEEUM"), comprising GIF II and GIF I investment funds, as well as co-investment vehicles, and is expected to be immediately accretive to our fee related earnings.
•In 2022, we received our share of carried interest distributions of $32.6 million (net of allocation to employees and to Wafra) in connection with the DataBank recapitalization and sales of investments by DBP I and DBP II.
•In May 2022, we redeemed Wafra's 31.5% interest in our investment management business and Wafra sold or gave up its carried interest entitlement from future (not existing) investment management products. Consideration for the redemption was valued at $862 million at closing, consisting of: (i) net cash paid of $388.5 million; (ii) issuance of 14.4 million shares of our class A common stock valued at $349 million at closing; and (iii) contingent amount up to $125 million based upon future capital raise thresholds, payable to Wafra in March 2023 for portion earned in 2022 and March 2024 for any remaining portion earned in 2023, with up to 50% payable in common stock at our election. Based upon capital raised in 2022, $90 million of the contingent amount is payable in March 2023.
Following the redemption, 100% of net cash flows from our fee business accrue to us, and we are entitled to 100% of carried interest net of management allocations from future investment products. The transaction is described further in Note 10 to the consolidated financial statements in Item 15 of this Annual Report.

Operating segment
•The partial recapitalization of DataBank in the second half of 2022 resulted in the sale of a portion of DataBank's equity interest to new investors totaling $2.0 billion. Our ownership interest in DataBank decreased from 20% as of December 2021 to 11.0% as of December 2022. Our share of proceeds from the sale totaled $425 million including our share of carried interest, net of allocation to employees. The recapitalization implies a pre-transaction net equity value of our ownership in DataBank of $905 million, reflecting a 2.0x multiple of invested capital since our initial investment in DataBank in December 2019. The incremental third party capital raised through the recapitalization also translates into additional fee income in our Investment Management segment.
As the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. The difference between the book value of our interest and our ownership based upon the current value of DataBank resulted in an increase to equity of $230 million.
Other
•DBP I and DBP II each had its first sale of investment in 2022 which generated $24 million of distributions to us (excluding carried interest described above). At December 31, 2022, we had investments of $97 million in DBP I and $102 million in DBP II as general partner and limited partner.
•In June 2022, we acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET, "Telenet") for €740 million or $791 million (including transaction costs). The acquisition was funded through $326 million of debt, $278 million of equity from the Company, and $214 million of third party equity (at acquisition date exchange rate), including funding for transaction costs, debt issuance costs and working capital. In December 2022, our interest in the temporarily warehoused TowerCo investment was transferred to our new sponsored fund and TowerCo was deconsolidated. We received a return of our capital plus a holding fee of an aggregate $282 million (at transfer date exchange rate).
Non-Digital Business
•We recorded an other-than-temporary impairment of $60 million on our investment in BRSP in 2022. Given the continuing market volatility, our anticipated hold period may not be sufficient to allow for a recovery of BRSP's stock price relative to the carrying value of our investment in BRSP.
Assets Under Management and Fee Earning Equity Under Management
Below is a summary of our AUM and FEEUM.

Type	Products	Description	December 31, 2022	December 31, 2021
Assets under Management (1)			$51.3	$43.6

Fee Earning Equity under Management (2)
Institutional Funds	DBP infrastructure equity	Earns management fees and potential for carried interest or incentive fees	$11.2	$11.2
	Core Equity, DigitalBridge Credit and Liquid Strategies		2.0	0.8
Other Investment Vehicles	Digital co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	6.5	4.2
	Digital infrastructure held by portfolio companies		2.5	2.1
			$22.2	$18.3
__________
(1)    AUM is composed of (a) third party managed capital for which the Company and its affiliates provide investment management services, including assets for which the Company may or may not charge management fees and/or performance allocations; and (b) assets invested using the Company's own balance sheet capital and managed on behalf of the Company's shareholders. Third party AUM is based upon the cost basis of managed investments as reported by each underlying vehicle as of the reporting date and may include uncalled capital commitments. Balance sheet AUM is based upon the undepreciated carrying value of the Company's balance sheet investments as of the reporting date. The Company's calculation of AUM may differ from other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers.
(2)    FEEUM is equity for which the Company and its affiliates provide investment management services and derive management fees and/or incentives. FEEUM generally represents the basis used to derive fees, which may be based upon invested equity, stockholders’ equity, or fair value, pursuant to the terms of each underlying investment management agreement. The Company's calculation of FEEUM may differ from other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers.
•FEEUM increased by $3.9 billion or 21% to $22.2 billion at December 31, 2022, reflecting primarily capital raised in the recapitalization of DataBank and the closing of our new Core Equity fund.

•The acquisition of InfraBridge's global infrastructure equity platform in February 2023 added $5.6 billion of FEEUM.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K, which is incorporated by reference herein, for comparative discussion of our consolidated results of operations for the prior year periods of 2021 and 2020.
The Company's current business and operations reflect the completion in February 2022 of its transformation from a REIT and investment manager of a diversified real estate portfolio into an investment manager focused primarily on digital infrastructure. The disposition of its hotel portfolio (March 2021), Other Equity and Debt ("OED") investments and non-digital investment management ("Other IM") business (December 2021), and Wellness Infrastructure portfolio (February 2022) each represented a strategic shift in the Company's business that had a significant effect on the Company’s operations and financial results, and accordingly, had met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets, and the related operating results are presented as discontinued operations on the consolidated statements of operations.
A comparative discussion of our consolidated results of operations for 2022 and 2021 is presented below.
The following table summarizes our consolidated results from continuing operations by reportable segment.

	Year Ended December 31,
(In thousands)	2022	2021	Change
Continuing operations
Total revenues
Investment Management	$182,045	$191,682	$(9,637)
Operating	884,874	763,199	121,675
Corporate and Other	77,653	10,918	66,735
	$1,144,572	$965,799	178,773

Income (loss) from continuing operations
Investment Management	$186,084	$90,915	$95,169
Operating	(330,331)	(230,841)	(99,490)
Corporate and Other	(277,046)	(76,897)	(200,149)
	$(421,293)	$(216,823)	(204,470)

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Investment Management	$69,884	$51,531	$18,353
Operating	(53,178)	(36,664)	(16,514)
Corporate and Other	(228,410)	(87,506)	(140,904)
	$(211,704)	$(72,639)	(139,065)
Revenues
Total revenues increased 18.5% to $1.1 billion.
•Investment Management—Revenues were 5% lower at $182.0 million. 2021 had included incentive fees from our Liquid Strategies. Management fees increased marginally in 2022 with the effect of additional capital raises largely offset by a catch-up of DBP II fees in 2021 and one-time fee adjustments in 2022.
Supplemental performance measures of the Investment Management segment are presented under "—Non-GAAP Measures."
•Operating—Revenues were higher in 2022, resulting from data center acquisitions, additional lease-up of expanded capacity in Vantage SDC, and a one-time lease termination fee at Vantage SDC.
•Corporate and Other—Higher revenues in 2022 reflect primarily lease income from the warehoused tower business acquired in June 2022, and interest income from credit investments originated in 2020 through early 2022. These warehoused investments were transferred to our new sponsored funds in the second half of 2022.

Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.
Net loss from continuing operations attributable to DBRG increased 191% to $211.7 million, driven by a one-time non-cash loss in Corporate and Other.
•Investment Management—Net income attributable to DBRG increased 35.6% to $69.9 million. Subsequent to the redemption of Wafra's 31.5% interest in Investment Management in May 2022, 100% of net income in Investment Management is attributed to DBRG. 2022 net income included our share of carried interest, net of allocation to employees, of $63.7 million (of which $32.6 million has been distributed to us). Tempering this effect is an increase in operating costs as we continue to ramp up resources and invest in our growing Investment Management segment.
•Operating—Our Operating segment generally records a net loss, taking into account the effects of real estate depreciation and intangible asset amortization. Our share of net loss reflects a 13% ownership in Vantage SDC and our interest in DataBank, which decreased from 20% as of December 2021 to 11% as of December 2022. Net loss was lower in 2021 due to a large deferred tax benefit from write-off of deferred tax liabilities at DataBank, resulting from DataBank's election of REIT status beginning with the 2021 taxable year.
•Corporate and Other—Net loss generally reflects corporate level costs that have not been allocated to our reportable segments, primarily interest expense on senior notes and compensation and administrative expenses. Also included are the effects of fair value changes on investments carried at fair value, including our share of earnings from our fund investments. The larger net loss in 2022 was driven by a $133.2 million non-cash loss recognized in connection with an early exchange of our 5.75% exchangeable notes in March 2022 (refer to Note 8 to the consolidated financial statements in Item 15 of this Annual Report).

A more detailed discussion of key components of revenue and income (loss) from continuing operations follows.

	Year Ended December 31,
(In thousands)	2022	2021	Change
Revenues
Property operating income	$927,506	$762,750	$164,756
Fee income	172,673	180,826	(8,153)
Interest income	30,107	8,791	21,316
Other income	14,286	13,432	854
Total revenues	1,144,572	965,799	178,773
Expenses
Property operating expense	389,445	316,178	73,267
Interest expense	198,498	186,949	11,549
Investment expense	33,887	28,257	5,630
Transaction-related costs	10,129	5,781	4,348
Depreciation and amortization	576,911	539,695	37,216
Compensation expense, including incentive fee and carried interest allocation	447,543	301,875	145,668
Administrative expenses	123,184	109,490	13,694
Total expenses	1,779,597	1,488,225	291,372
Other income (loss)
Other loss, net	(170,555)	(21,412)	(149,143)
Equity method earnings, including carried interest	397,754	226,477	171,277
Loss before income taxes	(407,826)	(317,361)	(90,465)
Income tax benefit (expense)	(13,467)	100,538	(114,005)
Loss from continuing operations	(421,293)	(216,823)	(204,470)
Loss from discontinued operations	(148,704)	(600,088)	451,384
Net loss	(569,997)	(816,911)	246,914
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(26,778)	34,677	(61,455)
Investment entities	(189,053)	(500,980)	311,927
Operating Company	(32,369)	(40,511)	8,142
Net loss attributable to DigitalBridge Group, Inc.	(321,797)	(310,097)	(11,700)
Preferred stock repurchases/redemptions	(1,098)	4,992	(6,090)
Preferred stock dividends	61,567	70,627	(9,060)
Net loss attributable to common stockholders	$(382,266)	$(385,716)	3,450

Property Operating Income and Expense

	Year Ended December 31,
(In thousands)	2022	2021	Change
Property operating income
Operating segment
Lease income	$806,965	$701,706	$105,259
Data center service revenue	77,561	61,044	16,517
	884,526	762,750	121,776
Other
Lease income	42,980	—	42,980
	$927,506	$762,750	164,756

Property operating expense
Operating segment	$376,255	$316,178	$60,077
Other	13,190	—	13,190
	$389,445	$316,178	73,267
Operating Segment
Property operating income and expense are higher in 2022, reflecting operating results from additional acquisitions. These include DataBank's acquisition of four data centers in March 2022, and within the Vantage SDC portfolio, an add-on acquisition in October 2021 and additional lease-up of expanded capacity and existing inventory throughout 2021 and 2022. Additionally, 2022 included $6.0 million of fees received from lease terminations in the Vantage SDC portfolio.
Total real estate carrying value in our Operating segment increased to $5.92 billion at December 31, 2022 compared to $4.97 billion at December 31, 2021 following the DataBank March 2022 acquisition.
At December 31, 2022, our Operating segment portfolio includes 75 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	December 31, 2022	December 31, 2021
Operating segment
Number of data centers (1)
Owned	35	28
Leasehold	49	50
	84	78
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	2,405	1,949
Leased Square Feet	1,888	1,553
% Utilization Rate (% Leased)	78%	80%
__________
(1) In 2022, DataBank acquired a previously leased data center.
On a same store basis, property operating income and expense also increased in 2022, driven by the Vantage SDC portfolio, attributable to lease termination fees and increase in leased square footage from lease-up of expanded capacity and existing inventory.
Other
This represents property operating income and expense from the tower business acquired in June 2022. Our interest in the temporarily warehoused investment was transferred to our new sponsored fund and the investment was deconsolidated in December 2022.

Fee Income

	Year Ended December 31,
(In thousands)	2022	2021	Change
Investment Management
Management fees	$169,922	$168,618	$1,304
Incentive fees	—	7,174	(7,174)
Other fee income	2,751	5,034	(2,283)
	$172,673	$180,826	(8,153)
Fee income was $8.2 million lower in 2022. The decrease was driven by an absence of incentive fees from our Liquid Strategies ($7.2 million in 2021) given the unfavorable performance of equity markets in 2022, lower service fees from portfolio companies following the expiration of a service agreement in the fourth quarter of 2021, and a one-time advisory fee in 2021. Management fees increased $1.3 million in 2022, There were higher management fees in 2022 attributed to capital raised through the recapitalization of DataBank, new co-investment vehicles, sub-advisory accounts and additional capital calls by directly managed portfolio companies. However, this was largely offset by a catch-up of DBP II fees in 2021 for the 2020 period and one-time fee adjustments in 2022, including for excess organizational costs of DBP II which were credited to investors as a fee reduction.
Interest Income
Interest income was $21.3 million higher at $30.1 million in 2022. The increase can be attributed to warehoused credit investments originated or acquired during 2022, paid-in-kind interest on an unsecured promissory note in connection with the sale of our Wellness Infrastructure business in February 2022, and interest earned on money market deposits.
Other Income
Other income increased $0.9 million to $14.3 million in 2022. The increase was primarily due to dividend income from our equity interest in a third party non-traded REIT and loan origination fees earned in connection with a loan syndication, partially offset by lower professional service fees incurred on behalf of and reimbursable by our managed investment vehicles.
Interest Expense

	Year Ended December 31,
(In thousands)	2022	2021	Change
Investment Management segment	$10,872	$4,766	$6,106
Operating segment	159,409	125,387	34,022
Other investment-level debt	11,734	660	11,074
Corporate-level debt	16,483	56,136	(39,653)
	$198,498	$186,949	11,549
Investment Management Segment—This represents interest on the portion of our securitized financing facility allocated to the Investment Management segment. Interest expense for 2022 reflects a full year of expense compared to a partial year for 2021, as the securitization closed in July 2021, as well as additional expense from drawdowns on the VFN during 2022.
Operating Segment—The increase of $34.0 million is attributable to the following: (i) additional debt raised through securitization transactions by DataBank and Vantage SDC during 2021; (ii) new financing for DataBank's acquisition of four data centers in March 2022; (iii) our securitized financing facility beginning July 2021 which is partially allocated to the Operating segment; and (iv) higher variable interest rates.
At December 31, 2022, our data center portfolio was financed by an aggregate $4.63 billion of outstanding debt principal ($4.22 billion at December 31, 2021), primarily fixed rate securitized debt, bearing a combined weighted average interest rate of 3.71% per annum (2.88% per annum at December 31, 2021).
Other Investment-level Debt—This represents interest expense on: (i) debt partially funding the acquisition of tower assets in June 2022 prior to the transfer to our new sponsored fund in December 2022; (ii) our securitized financing facility beginning in July 2021 that is partially allocated to our DigitalBridge Credit and Liquid Strategies investments on the balance sheet; and (iii) credit facilities previously financing warehoused loans which were repaid following the transfer of loans to a third party sponsored collateralized loan obligation ("CLO") in the third quarter of 2022.

Corporate-level Debt—Interest expense decreased $39.7 million in 2022. The decrease was driven by higher interest expense in 2021 due to: (i) $25.1 million of debt conversion expense in connection with an early exchange of $161 million of our 5.75% exchangeable notes into class A common stock in the fourth quarter; and (ii) interest expense on our corporate credit facility that was terminated in July 2021. The early exchange of our 5.75% exchangeable notes in 2021 along with an additional $60 million in March 2022 resulted in the extinguishment of higher cost corporate debt, which contributed to lower interest expense in 2022.
Investment Expense
Investment expense increased $5.6 million to $33.9 million in 2022. The increase is attributable largely to compensatory expense recognized in connection with equity awards granted to the management team of Vantage Data Centers Holdings, LLC ("Vantage") who performs the day-to-day operations of Vantage SDC, higher management fees paid to Vantage as a result of the add-on acquisition in October 2021, and professional service fees incurred in the tower investment in 2022. These increases were partially offset by lower costs in 2022 in connection with transition services for DataBank's acquisition of zColo.
Transaction-Related Costs
Transaction-related costs increased by $4.3 million to $10.1 million in 2022, attributed to the acquisition of InfraBridge, partially offset by lower costs related to unconsummated investments.
Depreciation and Amortization
Increase in depreciation and amortization can be attributed to real estate and intangible assets acquired through the Vantage SDC add-on acquisition in October 2021, DataBank's four new data centers in March 2022, and tower assets in June 2022. 2022 also included accelerated amortization of lease intangibles in connection with an early lease termination in the Vantage SDC portfolio. The increase was partially offset by (i) accelerated amortization recognized in the first quarter of 2021 on a trade name intangible in anticipation of the Company's name change in June 2021; and (ii) a decrease in amortization expense on lease intangibles following the expiration of short term leases in our colocation data center business.
Compensation Expense

	Year Ended December 31,
(In thousands)	2022	2021	Change
Cash compensation and benefits	$201,716	$197,717	$3,999
Equity-based compensation	33,441	38,268	(4,827)
Incentive and carried interest compensation	202,286	65,890	136,396
	437,443	301,875	135,568
Equity-based compensation—Databank Recapitalization	10,100	—	10,100
	$447,543	$301,875	145,668
Compensation expense increased $135.6 million, excluding accelerated equity awards resulting from the DataBank recapitalization as discussed below. The increase is driven by carried interest compensation in 2022, representing a portion of realized and unrealized carried interest from our sponsored investment vehicles that are shared with certain employees. Unrealized carried interest and corresponding compensation amounts are subject to adjustments each period, including reversals, until such time they are realized, based upon the cumulative performance of the underlying investments of the respective vehicles that are carried at fair value.
Additionally, there was an increase in cash compensation in 2022, driven by (i) higher headcount supporting our growing investment management business and at DataBank following the expiration of a transitional services arrangement in connection with its zColo acquisition and expansion of its data center portfolio; and (ii) higher allocation of the contingent consideration received from Wafra as additional management compensation in 2022 (refer to Note 10 to the consolidated financial statements in Item 15 of this Annual Report). These increases were partially offset by significant severance payments in 2021.
Equity-based compensation, however, decreased in 2022, attributed largely to stock award acceleration in 2021 and reversal of expense in 2022 related to dividend equivalent rights which are subject to fair value adjustments.

The DataBank recapitalization transaction in October 2022 triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result, $10 million of additional equity based compensation was recorded for the Operating segment, of which $7.8 million was attributable to noncontrolling interests in investment entities.
Administrative Expenses
Administrative expenses increased $13.7 million to $123.2 million in 2022. The increase is due to higher legal costs in 2022, which more than offset placement fees incurred in fundraising for DBP II in 2021.
Other Loss
Other loss increased by $149.1 million from $21.4 million in 2021 to $170.6 million in 2022.
Losses in the 2022 were driven by: (i) a non-cash debt extinguishment loss of $133.2 million in connection with an early exchange of our 5.75% exchangeable notes (refer to Note 8 to the consolidated financial statements); (ii) fair value decrease in marketable equity securities held by our consolidated liquid funds, net of offsetting fair value changes on short positions; (iii) fair value decrease in credit investments given the rising interest rate environment (prior to transfer of warehoused investments to a third party sponsored CLO and to our sponsored fund in August and December 2022); and (iv) decrease in the net asset value ("NAV") of our equity investment in a non-traded healthcare REIT. These losses were partially offset by a $63.7 million gain to recognize a decrease in fair value of the warrants issued to Wafra from its initial measurement in May 2022 (refer to Note 11 to the consolidated financial statements).
In the 2021, the losses were driven by a write-off of an equity investment that was determined to be unrecoverable and an increase in value of the settlement liability with Blackwells Capital, LLC ("Blackwells") prior to its settlement in June 2021 (refer to Note 11 to the consolidated financial statements in Item 15 of this Annual Report). These losses were partially offset by fair value increases on marketable equity securities.
Equity Method Earnings

	Year Ended December 31,
(In thousands)	2022	2021	Change
Investment Management	$382,463	$101,811	$280,652
Other	15,291	124,666	(109,375)
	$397,754	$226,477	171,277
Investment Management—These amounts represent predominantly gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management. 2022 included $152.5 million of gross carried interest distributed in connection with the recapitalization of DataBank and sales of investments by DBP I and DBP II. There was also higher unrealized gross carried interest recognized for DBP I and DBP II in 2022. Our share of net carried interest after management allocations was $63.7 million (of which $32.6 million has been distributed to us) in 2022 and $20.3 million unrealized in 2021.
Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time as the carried interest is realized. In the interim period, carried interest may be reversed as a function of continuing accrual of preferred returns over time while fair value of underlying investments remain largely consistent.
Other—The equity method gain in 2022 can be attributed to our share of net income from BRSP and earnings from our investment in DBP I and DBP II, representing distributions from realized investments and unrealized fair value increases on the investments of these funds. These gains were largely offset by $60.4 million of impairment charge recorded in the third and fourth quarter of 2022 on our equity investment in BRSP.
The equity method gain in 2021 was driven by:
•$44.3 million gain from our equity investment in a healthcare real estate investor/manager following an acquisition of the investee in conjunction with a merger of the investee's co-sponsored non-traded REITs. In connection with this transaction, we received distributions of $7.8 million cash and units in the operating company of the newly combined non-traded healthcare REIT, valued at its net asset value.
•our share of earnings from our investment in DBP I and DBP II, driven by unrealized fair value changes on their underlying investments.

•fair value increases on an equity method investment that had been accounted for under the fair value option. Beginning May 2021, the equity investment is accounted for as a marketable equity security following a merger of the investee into a special purpose acquisition company.
•our share of net income from BRSP and gain from partial sale of our BRSP shares.
Income Tax Benefit (Expense)
There was an income tax expense of $13.5 million in 2022 and an income tax benefit of $100.5 million in 2021.
Income tax expense in 2022 reflects primarily the establishment of valuation allowance against the Company's deferred tax asset balance. With respect to deferred tax assets recognized during the year, as these were largely associated with full valuation allowance, there was no resulting net effect to the income tax provision in 2022. Realizability of deferred tax assets is discussed further in Note 17 to the consolidated financial statements, included in Item 15 of this Annual Report.
The deferred tax benefit in 2021 was driven primarily by a write-off of significant deferred tax liabilities at DataBank, attributed to DataBank's election of REIT status beginning with the 2021 taxable year, and also NOL generated by the Company's previously designated TRS.
Loss from Discontinued Operations

	Year Ended December 31,
(In thousands)	2022	2021	Change
Revenues
Revenues	$90,412	$843,659	$(753,247)
Expenses	(248,184)	(1,282,168)	1,033,984
Other gain (loss)	6,320	(111,679)	117,999
Income tax benefit (expense)	2,748	(49,900)	52,648
Loss from discontinued operations	(148,704)	(600,088)	451,384
Loss from discontinued operations attributable to noncontrolling interests:
Investment entities	(29,145)	(337,685)	308,540
Operating Company	(9,466)	(24,945)	15,479
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(110,093)	$(237,458)	127,365
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
The net loss in 2022 is attributed to the disposition of NRF Holdco, LLC ("NRF Holdco") in February 2022, specifically, a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer, impairment loss based upon final carrying value of the Wellness Infrastructure net assets upon disposition, and a write-down in value of an equity investment upon disposition of its remaining assets.
The net loss in 2021 was driven by significant impairment expense and decreases in asset fair values based upon the selling price of our Wellness Infrastructure and OED portfolios. Impairment of our investment assets in 2021 were largely offset by various gains recognized during the period, including a gain on extinguishment of debt on our hotel portfolio that was sold in September 2021.
A detailed income statement on discontinued operations is included in Note 22 to the consolidated financial statements.
Preferred Stock Repurchases/Redemptions
In the third quarter of 2022, net loss attributable to common stockholders was reduced by $1.1 million, reflecting the discount on the repurchases of preferred stock.
In connection with the redemption of Series G in August 2021 and Series H in November 2021, net loss attributable to common stockholders was increased by $5.0 million, representing the excess of the $25.00 per share redemption price over the carrying value of the preferred stock which was net of issuance cost.

Non-GAAP Supplemental Financial Measures
Following our decision not to maintain qualification as a REIT for 2022, we no longer present Funds From Operations, a supplemental non-GAAP measure commonly used by equity REITs.
Resulting from the significant growth in our investment management business, effective the second quarter of 2022, we report Distributable Earnings, Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and, specific to our Investment Management segment, Fee Related Earnings (“FRE”) as non-GAAP financial measures attributable to the Operating Company, which more closely align the key performance metrics of our core business to the alternative investment management industry.
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
Results of our non-GAAP measures attributable to the Operating Company were as follows:

(In thousands)	Year Ended December 31, 2022
Attributable to Operating Company:
Distributable Earnings	$37,060
Adjusted EBITDA	108,278
Investment Management FRE	83,474
Distributable Earnings
Distributable Earnings is an after-tax measure that differs from GAAP net income or loss from continuing operations as a result of the following adjustments, including adjustment for our share of similar items recognized by our equity method investments: transaction-related costs; restructuring charges (primarily severance and retention costs); realized and unrealized gains and losses, except realized gains and losses related to digital assets, including fund investments, in Corporate and Other; depreciation, amortization and impairment charges; debt prepayment penalties and amortization of deferred financing costs, debt premiums and debt discounts; our share of unrealized carried interest, net of associated compensation expense; equity-based compensation expense; equity method earnings, except fund investments, to reflect only cash dividends declared by BRSP; effect of straight-line lease income and expense; impairment of equity investments directly attributable to decrease in value of depreciable real estate held by the investee; non-revenue enhancing capital expenditures necessary to maintain operating real estate; and income tax effect on certain of the foregoing adjustments. Income taxes included in DE reflect the benefit of deductions arising from certain expenses that are excluded from the calculation of DE, such as equity-based compensation, as these deductions do decrease actual income tax paid or payable by the Company in any one period.
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

Distributable Earnings and Adjusted EBITDA reconciliation

(In thousands)	Year Ended December 31, 2022
Net loss attributable to common stockholders	$(382,266)
Net loss attributable to noncontrolling interests in Operating Company	(32,369)
Net loss attributable to Operating Company	(414,635)
Transaction-related and restructuring charges	100,989
Other (gains) losses, net (excluding realized gains or losses related to digital assets and fund investments in Corporate and Other)	178,769
Unrealized carried interest, net of associated compensation expense	(117,466)
Equity-based compensation expense	54,232
Depreciation and amortization	589,582
Straight-line rent (revenue) and expense, net	(21,462)
Amortization of acquired above- and below-market lease values, net	(78)
Impairment loss	35,985
Non-revenue enhancing capital expenditures	(40,515)
Debt prepayment penalties and amortization of deferred financing costs, debt premiums and debt discounts	114,902
Adjustment to equity method earnings, excluding fund investments, to reflect BRSP cash dividend declared	574
Income tax effect on certain of the foregoing adjustments	(534)
Adjustments attributable to noncontrolling interests in investment entities (1)	(430,061)
DE of discontinued operations	(13,222)
Distributable Earnings, after tax—attributable to Operating Company	37,060
Adjustments attributable to Operating Company:
Interest expense included in DE	57,525
Income tax expense included in DE	13,266
Preferred stock dividends	61,567
Equity method earnings included in DE	(38,800)
Realized carried interest, net of associated compensation expense	(31,463)
Non-revenue enhancing capital expenditures deducted from DE	8,892
Non pro-rata allocation of income (loss) to noncontrolling interests	231
Adjusted EBITDA—attributable to Operating Company	$108,278
__________
(1)    Noncontrolling interests' share of adjustments pertain largely to depreciation and amortization and unrealized carried interest, net of associated compensation expense.
Investment Management FRE
Investment Management FRE is calculated as recurring fee income and other income inclusive of cost reimbursements associated with administrative expenses, and net of compensation expense (excluding equity-based compensation, carried interest and incentive compensation) and administrative expense (excluding placement fees and straight-line rent expense). Investment Management FRE is used to assess the extent to which direct base compensation and operating expenses are covered by recurring fee revenues in the investment management business. We believe that Investment Management FRE is a useful supplemental performance measure because it may provide additional insight into the profitability of the overall investment management business.
Investment Management FRE is measured as Adjusted EBITDA for the Investment Management segment, adjusted to reflect the Company’s Investment Management segment as a stabilized business by excluding FRE associated with new investment strategies that have 1) not yet held a first close raising FEEUM; or 2) not yet achieved break-even Adjusted EBITDA only for investment products that may be terminated solely at the Company’s discretion, collectively referred to as “Start-up FRE.” The Company evaluates new investment strategies on a regular basis and excludes Start-Up FRE from Investment Management FRE until such time a new strategy is determined to form part of the Company’s core investment management business.

Investment Management FRE reconciliation

(In thousands)	Year Ended December 31, 2022
Investment Management
Net income	$186,084
Interest expense, net of interest income	10,377
Investment expense, net of reimbursement	324
Depreciation and amortization	22,155
Equity-based compensation	15,845
Incentive fee and carried interest, net of associated compensation expense	(207,095)
Straight-line rent expense	1,844
Transaction-related and restructuring charges	18,402
Equity method earnings, excluding carried interest	26,958
Other loss, net	3,341
Income tax expense	7,815
Investment Management Adjusted EBITDA	86,050
Start-up FRE	9,739
Investment Management FRE	95,789
Attributable to redeemable noncontrolling interests	(12,315)
Investment Management FRE—attributable to Operating Company	$83,474
Liquidity and Capital Resources
Overview
We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs to fund our business and operations based upon our projected financial performance. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, competitive landscape and other factors as applicable.
At December 31, 2022, our liquidity position was approximately $1 billion, including corporate unrestricted cash and the full $300 million availability under our VFN. In February 2023, our liquidity position decreased by $323.5 million in connection with the InfraBridge acquisition. With an all-cash acquisition, there is no resulting future debt burden.
Outside of our normal course operating activities, our significant liquidity needs in the immediate term include a $90 million contingent earnout payable to Wafra in March 2023 and repayment of $200 million of convertible notes maturing in April 2023. The latter will result in a deleveraging of our corporate balance sheet. We expect to satisfy these obligations with cash on hand.
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
While we have sufficient liquidity to meet our operational needs, we continue to evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and to provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities in 2022 and through February 2023
Sources of Funds
•$425 million in total proceeds received in the second half of 2022, including our share of net carried interest, from partially monetizing our interest in DataBank
•$428 million in return of capital from transfer of warehoused investments to newly formed sponsored funds and transfer of loans to a third party sponsored CLO in August and December 2022
•$100 million increase in our VFN availability to $300 million effective April 2022
•Monetization of our Wellness Infrastructure business in February 2022 for $161 million in cash

Uses of Funds
•Redemption of Wafra's minority interest in our investment management business in May 2022 through a combination of common stock issuance and $388.5 million in cash, following which, all net cash flows from our fee business accrue to us at 100%
•Repurchase of (i) $52.6 million of preferred stock at a discount to par, which generates future savings in preferred dividends, and (ii) $55 million of common stock
•Acquisition of InfraBridge in February 2023 for $323.5 million (including working capital, net of cash assumed)
Liquidity Needs and Sources of Liquidity
Our primary liquidity needs are to fund:
•acquisitions of target investment management businesses;
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
•development, construction and capital expenditures on our operating real estate; and
•dividends to our preferred and common stockholders.
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including the Company's share of realized net incentive fees or carried interest;
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
Liquidity Needs and Capital Activities
Stock Repurchases
In July 2022, our Board of Directors authorized a $200 million stock repurchase program which expires in June 2023, but may be extended, modified, or discontinued at any time by our Board of Directors. During 2022, we repurchased approximately $108 million in aggregate of preferred and common stock. As of December 31, 2022, $92 million of repurchase capacity remains available under the program.
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. The Company reinstated quarterly common stock dividends at $0.01 per share beginning the third quarter of 2022, having previously suspended common stock dividends from the second quarter of 2020 through the second quarter of 2022.
Preferred Stock—At December 31, 2022, we have outstanding preferred stock totaling $828 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.8 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligation
Description of our debt is provided in Note 8 to the consolidated financial statements in Item 15 of this Annual Report.

Our contractual obligation for principal repayments on our debt at December 31, 2022 is as shown below. Investment level secured debt is non-recourse to us and serviced through operating and/or investing cash generated by the respective borrower subsidiaries in our Operating segment and by our consolidated fund.
Debt maturities and future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, or based upon initial maturity dates or extended maturity dates if extension criteria are met at December 31, 2022 for extensions that are at our option.

(In thousands)	2023	2024	2025	2026	2027	Total
Corporate-level Debt:
Secured fund fee revenue notes	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	200,000	—	78,422	—	—	278,422
Non-recourse investment-level secured debt	228,792	879,503	1,175,250	1,750,690	600,000	4,634,235
Total	$428,792	$879,503	$1,253,672	$2,050,690	$600,000	$5,212,657
We expect to repay the outstanding $200 million 5.00% convertible senior notes upon maturity in April 2023 with current cash on hand, which will result in a deleveraging of our corporate balance sheet.
In connection with an amortizing investment-level securitized debt with an anticipated repayment date in November 2023 (at December 31, 2022, $216 million expected principal repayment in 2023), our subsidiary in the Operating segment is looking to refinance the debt prior to its anticipated repayment date or otherwise, continue servicing the debt until such time a refinancing is executed.
Investment Commitments
Fund Commitments—As of December 31, 2022, we have unfunded commitments of $112 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
Wafra Redemption—In connection with the May 2022 redemption of Wafra's interest in our investment management business, additional contingent consideration is payable based upon future capital raise thresholds, with up to 50% payable in shares of our class A common stock at our election. $90 million is payable in March 2023 based upon capital raised in 2022, and up to $35 million in March 2024 dependent upon cumulative capital raised through 2023.
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, additional contingent consideration of up to $129 million may become payable based upon achievement of future fundraising targets for InfraBridge's third and fourth flagship funds.
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. Generally, the timing of future warehousing activities is not known. Nevertheless, investment warehousing is undertaken only if we determine that there will be sufficient liquidity through the anticipated warehousing period.
In August and December 2022, we received a return of $428 million in total capital, inclusive of holding fees, from the transfer of investments to our new sponsored funds and to a third party sponsored CLO, along with repayment of corresponding debt. This included $282 million in connection with TowerCo that was acquired in June 2022.
At December 31, 2022, we had $52 million of remaining warehoused equity investments.
Carried Interest Clawback
Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), we are obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.

If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest would be similarly subject to clawback from employees. The Company generally withholds a portion of the distribution of carried interest to employees to satisfy their potential clawback obligation.
At December 31, 2022, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At December 31, 2022, we had $40.5 million of operating lease obligations on our corporate offices, which are funded through corporate operating cash. Additionally, there were $135.6 million and $285.9 million of finance and operating lease obligations, respectively, principally on leasehold data centers assumed through acquisitions, with such obligations satisfied through operating cash generated by the respective investment properties. These lease obligation amounts represent fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised. Scheduled future lease commitment amounts over the next five years and thereafter is presented in Note 19 to the consolidated financial statements in Item 15 of this Annual Report.
Sources of Liquidity
Debt Funding
At December 31, 2022, we had $578 million of corporate-level debt, along with non-recourse investment level secured debt, as summarized below.

($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (1) (Per Annum)	Weighted Average Years Remaining to Maturity (2)
Corporate-level debt:
Secured fund fee revenue notes	$300,000	3.93%	3.7
Convertible and exchangeable senior notes	278,422	5.21%	0.9
	578,422
Non-recourse investment-level secured debt:
Fixed rate	3,640,235	2.72%
Variable rate	994,000	8.40%
	4,634,235	3.71%	3.0
Total debt	$5,212,657
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
Corporate-level Debt
Securitized Financing Facility—Our securitized financing facility is subject to various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, we are in compliance with all of the financial covenants, and the full amount is available to be drawn on our $300 million VFN.
Our securitized financing facility allows for the issuance of additional term notes in the future to supplement our liquidity. The decision to enter into a particular financing arrangement is made after consideration of various factors including future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.
Senior Notes—We continue to reduce higher cost corporate indebtedness through early exchange of an additional $60 million of senior notes into common stock in March 2022, which generated net savings in interest payments.
Non-Recourse Investment-Level Secured Debt
Investment level financing is non-recourse to us and secured primarily by the respective underlying real estate in the Operating segment.
In 2022, disposition of investments resulted in further deleveraging of our balance sheet as follows:
•Investment-level debt of $2.86 billion held by NRF Holdco (previously classified as held for disposition) was assumed by the acquirer upon sale of NRF Holdco in February 2022.

•In August 2022, $173 million of debt previously financing warehoused loans was repaid following a transfer of the loans into a third party sponsored CLO.
•$313 million of debt obtained in June 2022 to partially fund the acquisition of TowerCo was assumed by our sponsored fund in December 2022 in conjunction with the transfer of TowerCo assets to the fund.
Cash From Operations
Fee-Related Earnings—We generate FRE from our Investment Management segment, generally encompassing recurring fee income net of associated compensation and administrative expenses. Following the redemption of Wafra's 31.5% interest in our investment management business in May 2022, 100% of Investment Management FRE is attributable to us. Management fee income is generally a predictable and stable revenue stream. Our ability to generate new management fee streams through establishing new investment vehicles and raising investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Incentive Fees—Incentive fees, net of employee allocations, are earned based upon the financial performance of a vehicle above a specified return threshold, which is largely driven by appreciation in value of underlying investments. Incentive fees are recognized as fee income when they are no longer probable of significant reversal. As investment fair values and changes thereof could be affected by various factors, including market and economic conditions, incentive fees are by nature less predictable in amount and timing. There were no incentive fees received in 2022.
Carried Interest Distributions—Carried interest is distributed generally upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Carried interest distributions are recognized in earnings net of clawback obligations, if any. The amount and timing of carried interest distributions received may vary substantially from period to period depending upon the occurrence and size of investments realized by our sponsored funds.
In 2022, we received our share of realized carried interest of $32.6 million, net of allocation to employees and Wafra, in connection with the recapitalization of DataBank and sale of investments by DBP I and DBP II.
Investments—Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of our digital infrastructure business, which is partially offset by interest expense associated with non-recourse borrowings on our digital portfolio. We also receive periodic distributions from our equity investments, including our GP co-investments.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets.
DataBank—In the second half of 2022, we partially monetized our interest in DataBank and received total proceeds of $405 million from our investment, excluding carried interest. The incremental third party capital raised in the recapitalization also results in additional fee income in our Investment Management segment.
Wellness Infrastructure—In completing our digital transformation, we monetized our Wellness Infrastructure assets in February 2022 for $161 million in cash, including cash distributions received from NRF Holdco prior to closing of the sale, and $155 million in note receivable.
Other Non-Digital Investments—We also have marketable equity securities, including our shares in BRSP, that are available for future monetization. At December 31, 2022, the aggregate fair value of these investments was $235 million.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Year Ended December 31,
(In thousands)	2022	2021
Cash, cash equivalents and restricted cash—beginning of period	$1,766,245	$963,008
Net cash provided by (used in):
Operating activities	262,582	248,237
Investing activities	(1,913,408)	146,565
Financing activities	923,785	411,260
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,465)	(2,825)
Cash, cash equivalents and restricted cash—end of period	$1,036,739	$1,766,245
Operating Activities
Cash inflows from operating activities are generated primarily through fee income, including incentive fees, and distributions of our share of net carried interest from our investment management business, property operating income from our real estate investments, interest received from loans receivable during the warehousing period, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, investment transaction-related costs, as well as compensation and general administrative costs.
Our operating activities generated net cash inflows of $262.6 million in 2022 and $248.2 million in 2021.
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
Our investing activities generated net cash outflows of $1.9 billion in 2022 and net cash inflows of $146.6 million in 2021.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Net outflows were higher in 2022 totaling approximately $2.0 billion, attributed to the acquisition of TowerCo, DataBank's acquisition of five data centers, capital expenditures in our data center portfolio and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale and the transfer of our interest in TowerCo to our new sponsored fund in December 2022, all of which were net of property-level cash transferred to the buyer or fund.
2021 saw net cash outflows of $420.0 million, driven by add-on acquisitions in the Vantage SDC portfolio and capital expenditures in our Operating segment. These outflows were partially offset by proceeds from sales in our Wellness Infrastructure segment, our hotel business and our OED portfolio, net of cash deconsolidated.
•Debt investments—Our debt investments generated net cash inflows in both years.
There was a net cash inflow of $44.8 million in 2022. Disbursements for additional fundings and acquisition of warehoused loans during the year were more than offset by proceeds received from the subsequent transfer of the entire portfolio of warehoused loans to our new sponsored fund or to a third party sponsored CLO.
In 2021, net cash inflows of $452.1 million can be attributed to loan repayments, in particular a $305.0 million repayment received on two loans in our Irish loan portfolio, and $146.0 million in proceeds from sale of our loan investment holding entities in the OED portfolio, net of cash deconsolidated. This was partially offset by acquisition or origination of warehoused loans, other loans disbursements, and acquisition of additional N-Star collateralized debt obligations ("CDOs") at a discount by our Wellness Infrastructure segment, which has since been disposed.

•Equity investments—Our equity investments generated net cash inflows in both years.
In 2022, our equity investments recorded net cash inflows of $11.6 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, partially offset by additional contributions to our digital funds, net of return of capital.
2021 saw net cash inflows of $104.6 million in connection with our equity investments. Significant sales of equity investments included 9.5 million BRSP shares for $81.8 million of cash, and sale of investment holding entities in the OED portfolio, which generated proceeds of $177.8 million, net of cash deconsolidated. Net cash inflows were also generated from trading activities in marketable equity securities by our consolidated funds in the Liquid Strategies. These inflows were partially offset by outflows attributed largely to funding of our digital fund commitments and draws on acquisition, development and construction or ADC loans that were accounted for as equity method investments prior to their sale in December 2021.
Financing Activities
We finance our investing activities largely through investment-level secured debt and capital from co-investors. We also draw upon our securitized financing facility to finance our investing and operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays for payments on our investment-level and corporate debt, dividends to our preferred stockholders and common stockholders (common dividends were reinstated beginning the third quarter of 2022), as well as distributions to noncontrolling interests, largely in our Operating segment.
Financing activities generated net cash inflows of $923.8 million in 2022 and $411.3 million in 2021.
•In 2022, the net cash inflow of $923.8 million was driven by financing for the acquisition of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. The TowerCo debt was subsequently assumed by our new sponsored fund upon transfer of our equity interest in TowerCo to the fund. Additionally, cash inflows included our share of proceeds recorded in equity of $405.4 million from sale of a portion of our interest in our DataBank subsidiary in connection with the recapitalization of DataBank that was treated as an equity transaction. These inflows were partially offset by $388.5 million of cash paid to redeem Wafra's interest in our investment management business in May 2022. Financing cash outflows also included repayment of our warehouse credit facility of $172.5 million with proceeds from a transfer of the warehoused loans to a third party CLO, and paydowns on amortizing debt in our Operating segment. Other notable cash outflows included preferred and common stock repurchases totaling $107.8 million and distributions to various noncontrolling interests. Dividend payments were $64.0 million in 2022, which is lower than 2021 following preferred stock redemptions during 2021 and repurchases during 2022.
•The financing net cash inflows of $411.3 million in 2021 were driven by $671.2 million of borrowings exceeding debt repayments. Investment-level financing activities included primarily issuances of securitized notes and draws on variable funding notes by Vantage SDC to finance an add-on acquisition, future expansion capacity and capital expenditures, as well as by DataBank to refinance existing debt and fund future acquisition. There was also repayment of debt financing real estate in Europe that were sold during the year. At the corporate level, we replaced our credit facility with a securitized financing facility, from which we received $285.1 million of net proceeds in July through issuance of Class A-2 Notes, some of which were applied to redeem preferred stock for $86.8 million. Additionally, distributions outpaced contributions from noncontrolling interests, resulting in a net cash outflow of $16.9 million. Contributions from noncontrolling interests were composed largely of a syndication of our interest to a new third party investor in our zColo investment vehicle, assumption by Wafra of a portion of our commitments to DBP, and additional consideration paid by Wafra for its investment in our investment management business. These contributions were more than offset by distributions to third party co-investors, primarily in the OED portfolio prior to deconsolidation upon sale of our interests in December 2021. Dividend payments were $73.4 million in 2021.
Guarantees and Off-Balance Sheet Arrangements
We have no guarantees or off-balance sheet arrangements that we believe are reasonable likely to have a material effect on our financial condition.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting policies and estimates are integral to understanding and evaluating our reported financial results, as they require subjective or complex management judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.
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
Due to the inherently judgmental nature of the various projections and assumptions used and the unpredictability of economic and market conditions, actual results may differ from estimates, and changes in estimates and assumptions could have a material effect on our consolidated financial statements in the future.
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
The amount of carried interest recognized is based upon the cumulative performance of each investment vehicle if it were liquidated as of the reporting date, which in turn is largely driven by appreciation in value of the underlying investments held by these vehicles. The investments held by sponsored vehicles are revalued each quarter, with the results subject to the Company's valuation review and approval process. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgement including, but not limited to, the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities, and is therefore subject to inherent uncertainties.
Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from NOL, capital loss and tax credit carryforwards.
Realization of deferred tax assets is dependent upon the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted taxable earnings and prudent and feasible tax planning strategies. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized based upon the weight of all available positive and negative evidence. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not required.
In evaluating realizability of deferred tax assets, the Company considers various factors, including: (1) nature of the deferred tax assets and liabilities, whether they are ordinary or capital; (2) in which tax jurisdictions they were generated and timing of their reversal; (3) taxable income in prior carryback years and projected taxable earnings exclusive of reversing temporary differences and carryforwards; (4) length of time that carryovers can be utilized in the various tax jurisdictions; (5) any unique tax rules that would impact the utilization of the deferred tax assets; and (6) any tax planning strategies that could be employed to reasonably assure utilization of the tax benefit prior to expiration.
The projection of future taxable earnings to be generated by subsidiaries to which the deferred tax assets apply represent a critical estimate. Key assumptions in this evaluation include the Company's forecast of future capital raises, and actual and planned business and operational changes, which are affected by future macroeconomic and Company-specific conditions and events. These assumptions rely heavily on estimates and changes in estimates could result in an establishment or an increase in valuation allowance.
An established valuation allowance may be reversed in a future period if the Company subsequently determines it is more likely than not that all or some portion of the deferred tax assets will become realizable.

A discussion of valuation allowances established in 2022 is included in Note 17 to the consolidated financial statements in Item 15 of this Annual Report.
Impairment
In connection with our review and preparation of the consolidated financial statements, prior to and subsequent to each quarter end, we evaluate if prevailing events or changes in circumstances indicate that carrying values of the following assets may not be recoverable, in which case, an impairment analysis is performed.
Real Estate Held for Investment
Triggering events that may indicate potential impairment of our real estate held for investment include, but are not limited to, deterioration in current and/or projected earnings; significant near-term lease expirations; decline in occupancy; or other customer or market conditions that would negatively affect property operating cash flows.
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
Estimation of future net cash flows involves significant judgment and assumptions, including, but not limited to: probability-weighting to different cash flow scenarios or the determination of the single-most-likely cash flow scenario, where applicable; available market information such as competition levels, leasing trends, occupancy trends, lease rates, and market prices of similar properties recently sold or currently being offered for sale; and capitalization rates.
There was no impairment recorded on real estate held for investment in 2022.
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
Further consideration is made if a decrease in the fair value of equity method investments is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment may involve significant management judgment, including, but not limited to: consideration of the investee’s current and projected financial condition and earnings, business prospects and creditworthiness; significant and prolonged decline in traded price of the investee’s equity security; or the Company's ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Our investment in BRSP was determined to be other-than-temporarily impaired in 2022, as discussed further in Note 5 to the consolidated financial statements in Item 15 of this Annual Report.
Goodwill
At December 31, 2022, the Company's goodwill is associated with its Investment Management and Operating segments.
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
The Company determined that there were no indicators of impairment to goodwill in 2022.
Allowance for Credit Losses
Debt Securities
A debt security is impaired if its fair value is below its amortized cost. If the Company intends to sell the impaired debt security or is more likely than not will be required to sell the debt security before recovery of its amortized cost, the entire impairment amount is recognized in earnings as a write-off of the amortized cost basis of the debt security.
If the Company does not intend to sell or is not more likely than not required to sell the debt security before recovery of its amortized cost, the credit component of the loss is recognized in earnings as an allowance for credit loss, which may be subject to reversal for subsequent recoveries in fair value. The non-credit loss component is recognized in other comprehensive income or loss. The allowance is charged off against the amortized cost basis of the security if in a subsequent period, the Company intends to or more likely than not will be required to sell the security, or if the Company deems the security to be uncollectible.
The Company holds the subordinated notes of a third party sponsored CLO, classified under Level 3 of the fair value hierarchy.
Subordinated notes are the residual interest or equity tranche of a CLO, representing the most leveraged and illiquid tranche within the structure, and are subject to first loss exposure in the collateral pool. Accordingly, the value of subordinated notes is highly sensitive to the performance of the underlying collateral of a CLO.
The use of unobservable inputs in estimating fair value necessitates the application of management judgement. Factors considered in the valuation of CLO subordinated notes generally include: expected loan default rates which are a function of the composition of the collateral pool (for example, credit rating and industry sector of the underlying loans), historical corporate loan defaults and market expectations for corporate debt performance under current economic conditions; loss given default or severity rate; loan prepayment rates; reinvestment price during the reinvestment period; redemption or call date following expiration of the reinvestment period; and redemption or call price.
At December 31, 2022, fair value of the CLO subordinated notes was determined using a benchmarking approach, as described in Note 11 to the consolidated financial statements in Item 15 of this Annual Report.
Fair Value
The Company carries certain assets at fair value on a recurring or nonrecurring basis. The Company has elected the fair value option for all loans receivable.
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
Refer to Note 11 to the consolidated financial statements in Item 15 of this Annual Report for additional information on the inputs applied in estimating fair value of loans receivable.
Acquisition
In a business combination or asset acquisition, all assets acquired and liabilities assumed are measured at fair value as of the acquisition date.
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
The estimation of fair value of the assets acquired and liabilities assumed involves significant judgment and assumptions. Acquired assets are generally composed of real estate, lease right-of-use ("ROU") asset, lease-related intangibles, investment management related intangibles such as investment management contracts and investor relationships, and other identifiable intangibles such as customer contracts, customer relationships and trade names. The Company generally values real estate based upon their replacement cost for buildings (in an as-vacant state), improvements and data center infrastructure, and based upon comparable sales or current listings for land. Lease ROU assets are measured based upon future lease payments over the lease term, adjusted for any lease incentives and capitalized direct leasing costs, and discounted at the incremental borrowing rate. Identifiable intangible assets, such as lease and management contracts, are typically valued using the income approach based upon net cash flows expected to be generated by the assets, discounted to present value. Estimates applied include, but are not limited to: (i) construction costs for buildings and improvements; (ii) cost per kilowatt and costs of design, engineering, construction and installation for data center infrastructure; and (iii) for intangible assets, expected future cash flows, reinvestment rates by existing investors in our investment management business, lease renewal rates, customer attrition rates, discount rates, and useful lives. These estimates are based upon assumptions that management believes a market participant would apply in valuing the assets. These estimates and assumptions are forward-looking and are subject to uncertainties in future economic, market and industry conditions.
Refer to Note 3 to the consolidated financial statements in Item 15 of this Annual Report for additional discussion of the methodology and inputs applied in estimating fair value of assets acquired and liabilities assumed.
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

Note 12 to the consolidated financial statements in Item 15 of this Annual Report discusses the Company's involvement in various types of entities that are considered to be VIEs and whether the Company is determined to be the primary beneficiary.
Recent Accounting Updates
The effects of accounting standards adopted in 2022 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of financial loss from adverse movement in market prices. The primary sources of market risk are interest rates, foreign currency rates, commodity prices, and equity prices.
Our business is exposed primarily to interest rate risk on variable rate interest bearing instruments, foreign currency risk on non-U.S. business in the Operating segment and foreign denominated warehoused investments, the effect of market risk on our fee income and net carried interest allocation, equity price risk on marketable equity securities, and commodity price risk in connection with the Operating segment.
The following discussion excludes the effect of market risk on assets and corresponding liabilities that were held for disposition at December 31, 2022.
Interest Rate Risk
Instruments bearing variable interest rates include our debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Variable Rate Debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amounts as of December 31, 2022. Our investment level financing, which totals $4.6 billion, consists primarily of fixed rate securitized notes issued by subsidiaries in our Operating segment, Vantage SDC and DataBank. Of this amount, $1 billion or 21% is composed of variable rate debt at December 31, 2022. Our investment level variable rate debt is indexed to either 1-month LIBOR or Term SOFR. As the subsidiaries in our Operating segment are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Based upon the outstanding principal on our investment level variable rate debt at December 31, 2022, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by $9.9 million on a consolidated basis or $1.1 million after attribution to noncontrolling interests.
Foreign Currency Risk
As of December 31, 2022, we have limited direct foreign currency exposure from our foreign operations in the Operating segment and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. This applies to our foreign subsidiaries that operate six colocation data centers in the U.K. and France. For the substantial majority of our subsidiaries in Canada that operate our hyperscale data centers, the U.S dollar is largely used as the transactional currency, in which case, there is generally very limited foreign currency exposure. The remaining foreign subsidiaries in our colocation data center business that do not transact in U.S. dollars make up only a small percentage of our overall Operating segment, which in turn is substantially owned by third party investors. Accordingly, our exposure to foreign currency risk from the operations of our foreign subsidiaries is limited as of December 31, 2022.
Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. At December 31, 2022    , our foreign currency exposure is limited to only one AUD equity investment (A$35 million).

Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our Liquid Strategies, measured at fair value. At December 31, 2022, our Liquid Strategies make up 5.0% of our $22 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Equity Price Risk
At December 31, 2022, we had $156 million of long positions and $41 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital, which represent noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalBridge Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DigitalBridge Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DigitalBridge Group, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalBridge Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statements schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset acquisitions—recognition of acquired assets
Description of the Matter
As more fully discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed the acquisition of real estate and related intangible assets for total consideration of approximately $1.7 billion. As explained in Notes 2 and 3 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, the total consideration was allocated to the acquired assets and liabilities based upon their relative fair values.

Auditing the Company’s accounting for the acquisitions was complex due to the significant estimation required by management in estimating the relative fair values of the acquired tangible and intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the tangible and intangible assets as well as the sensitivity of the respective fair values to the underlying inputs or assumptions. The Company utilized the income approach (discounted cash flow method), sales comparison approach, and cost approach to estimate the fair value of the acquired tangible and intangible assets. The determination of the relative fair value of the acquired tangible assets involved a higher degree of subjectivity due to the lack of availability of directly comparable market information, while the determination of the relative fair value of the acquired intangible assets involved a higher degree of subjectivity due to the use of market assumptions that are forward looking and could be affected by future economic or market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for allocating total consideration to the acquired tangible and intangible assets, including controls over the Company’s review of the inputs and assumptions used in the fair value analysis and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of acquired tangible and intangible assets, including controls over the review of the valuation models and underlying assumptions used to develop such estimates.
To test the fair values of acquired tangible and intangible assets used in the purchase price allocation, we performed audit procedures that included, among others, evaluating the valuation methods and significant assumptions used by management, evaluating the sensitivity of changes in inputs or assumptions on the relative fair values of the acquired assets, testing the completeness and accuracy of the underlying data supporting the determination of the various inputs, and testing its clerical accuracy. For a sample of acquired assets, we involved our valuation specialists to assist in evaluating the methodologies used by the Company, performed procedures to assess the reasonableness of the significant inputs or assumptions utilized in developing the fair value estimates, and performed comparative calculations to assess the reasonableness of the allocations to the acquired assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Los Angeles, California
February 27, 2023

DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$918,254	$1,602,102
Restricted cash	118,485	99,121
Real estate, net	5,921,298	4,972,284
Equity and debt investments ($506,081 and $201,912 at fair value)	1,322,050	935,153
Loans receivable (at fair value)	137,945	173,921
Goodwill	761,368	761,368
Deferred leasing costs and intangible assets, net	1,092,167	1,187,627
Other assets ($11,793 and $944 at fair value)	654,050	740,395
Due from affiliates	45,360	49,230
Assets held for disposition	57,526	3,676,615
Total assets	$11,028,503	$14,197,816
Liabilities
Debt, net	$5,156,140	$4,860,402
Accrued and other liabilities ($183,628 and $37,970 at fair value)	1,272,096	943,801
Intangible liabilities, net	29,824	33,301
Liabilities related to assets held for disposition	380	3,088,699
Total liabilities	6,458,440	8,926,203
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	100,574	359,223
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $827,779 and $883,500 liquidation preference; 250,000 shares authorized; 33,111 and 35,340 shares issued and outstanding	800,355	854,232
Common stock, $0.04 par value per share
Class A, 949,000 shares authorized; 159,763 and 142,144 shares issued and outstanding	6,390	5,685
Class B, 1,000 shares authorized; 166 shares issued and outstanding	7	7
Additional paid-in capital	7,818,068	7,820,807
Accumulated deficit	(6,962,613)	(6,576,180)
Accumulated other comprehensive income (loss)	(1,509)	42,383
Total stockholders’ equity	1,660,698	2,146,934
Noncontrolling interests in investment entities	2,743,896	2,653,173
Noncontrolling interests in Operating Company	64,895	112,283
Total equity	4,469,489	4,912,390
Total liabilities, redeemable noncontrolling interests and equity	$11,028,503	$14,197,816

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Property operating income	$927,506	$762,750	$312,928
Fee income ($167,733, $170,929 and $83,294 from affiliates)	172,673	180,826	83,355
Interest income	30,107	8,791	7,206
Other income ($4,337, $10,185 and $8,828 from affiliates)	14,286	13,432	12,941
Total revenues	1,144,572	965,799	416,430
Expenses
Property operating expense	389,445	316,178	119,834
Interest expense	198,498	186,949	120,829
Investment expense	33,887	28,257	13,551
Transaction-related costs	10,129	5,781	5,282
Depreciation and amortization	576,911	539,695	241,020
Impairment loss	—	—	25,079
Compensation expense—cash and equity-based	245,257	235,985	176,152
Compensation expense—incentive fee and carried interest	202,286	65,890	1,906
Administrative expenses	123,184	109,490	78,766
Settlement loss	—	—	5,090
Total expenses	1,779,597	1,488,225	787,509
Other income (loss)
Other losses, net	(170,555)	(21,412)	(6,493)
Equity method earnings (losses)	19,412	127,270	(273,288)
Equity method earnings—carried interest	378,342	99,207	12,709
Loss from continuing operations before income taxes	(407,826)	(317,361)	(638,151)
Income tax benefit (expense)	(13,467)	100,538	47,063
Loss from continuing operations	(421,293)	(216,823)	(591,088)
Loss from discontinued operations	(148,704)	(600,088)	(3,199,322)
Net loss	(569,997)	(816,911)	(3,790,410)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(26,778)	34,677	616
Investment entities	(189,053)	(500,980)	(812,547)
Operating Company	(32,369)	(40,511)	(302,720)
Net loss attributable to DigitalBridge Group, Inc.	(321,797)	(310,097)	(2,675,759)
Preferred stock repurchases/redemptions (Note 9)	(1,098)	4,992	—
Preferred stock dividends	61,567	70,627	75,023
Net loss attributable to common stockholders	$(382,266)	$(385,716)	$(2,750,782)
Loss per share—basic
Loss from continuing operations per common share—basic	$(1.76)	$(1.21)	$(4.33)
Net loss attributable to common stockholders per common share—basic	$(2.47)	$(3.14)	$(23.25)
Loss per share—diluted
Loss from continuing operations per common share—diluted	$(1.76)	$(1.21)	$(4.33)
Net loss attributable to common stockholders per common share—diluted	$(2.47)	$(3.14)	$(23.25)
Weighted average number of shares
Basic	154,495	122,864	118,389
Diluted	154,495	122,864	118,389
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(569,997)	$(816,911)	$(3,790,410)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	(2,867)	(17,048)	9,292
Available-for-sale debt securities	(6,373)	(331)	(1,964)
Cash flow hedges	—	1,285	(30)
Foreign currency translation	(44,232)	(94,560)	160,008
Net investment hedges	(8,368)	(57,291)	21,001
Other comprehensive income (loss)	(61,840)	(167,945)	188,307
Comprehensive loss	(631,837)	(984,856)	(3,602,103)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(26,778)	34,677	616
Investment entities	(203,125)	(581,540)	(706,374)
Operating Company	(36,116)	(48,783)	(294,577)
Comprehensive loss attributable to stockholders	$(365,818)	$(389,210)	$(2,601,768)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2019	$999,490	$4,878	$7,553,599	$(3,389,592)	$47,668	$5,216,043	$3,254,188	$456,184	$8,926,415
Cumulative effect of adoption of new accounting guidance (Note 2)	—	—	—	(3,187)	—	(3,187)	(1,577)	(349)	(5,113)
Net loss	—	—	—	(2,675,759)	—	(2,675,759)	(812,547)	(302,720)	(3,791,026)
Other comprehensive income	—	—	—	—	73,991	73,991	106,173	8,143	188,307
Fair value of noncontrolling interests assumed in acquisitions	—	—	—	—	—	—	366,136	—	366,136
Deconsolidation of investment entities (Note 20)	—	—	—	—	—	—	(80,921)	—	(80,921)
Common stock repurchases	—	(127)	(24,622)	—	—	(24,749)	—	—	(24,749)
Redemption of OP Units for common stock	—	22	7,735	—	—	7,757	—	(7,757)	—
Equity awards issued, net of forfeitures	—	96	35,265	—	—	35,361	1,172	2,673	39,206
Shares canceled for tax withholding on vested equity awards	—	(28)	(7,721)	—	—	(7,749)	—	—	(7,749)
Costs of noncontrolling interests	—	—	(6,707)	—	—	(6,707)	—	—	(6,707)
Warrant issuance (Note 10)	—	—	20,240	—	—	20,240	—	—	20,240
Contributions from noncontrolling interests	—	—	—	—	—	—	1,832,740	—	1,832,740
Distributions to noncontrolling interests	—	—	—	—	—	—	(339,414)	(5,857)	(345,271)
Preferred stock dividends	—	—	—	(74,064)	—	(74,064)	—	—	(74,064)
Common stock dividends declared ($0.44 per share)	—	—	—	(52,854)	—	(52,854)	—	—	(52,854)
Reallocation of equity (Note 2 and 10)	—	—	(7,316)	—	464	(6,852)	1,422	5,430	—
Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net loss	—	—	—	(310,097)	—	(310,097)	(500,980)	(40,511)	(851,588)
Other comprehensive loss	—	—	—	—	(79,113)	(79,113)	(80,560)	(8,272)	(167,945)
Redemption of preferred stock (Note 9)	(145,258)	—	(4,992)	—	—	(150,250)	—	—	(150,250)
Exchange of notes for common stock (Note 8)	—	734	181,473	—	—	182,207	—	—	182,207
Shares issued pursuant to settlement liability (Note 11)	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 20)	—	—	1,956	—	(1,482)	474	(1,080,134)	—	(1,079,660)
Redemption of OP Units for common stock	—	20	4,627	—	—	4,647	—	(4,647)	—
Equity awards issued, net of forfeitures	—	66	51,224	—	—	51,290	2,841	3,898	58,029
Shares canceled for tax withholding on vested equity awards	—	(29)	(19,331)	—	—	(19,360)	—	—	(19,360)
Contributions from noncontrolling interests	—	—	—	—	—	—	202,471	—	202,471
Distributions to noncontrolling interests	—	—	—	—	—	—	(222,519)	—	(222,519)
Preferred stock dividends	—	—	—	(70,627)	—	(70,627)	—	—	(70,627)
Reallocation of equity (Notes 2 and 10)	—	—	(11,605)	—	855	(10,750)	4,682	6,068	—
Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net loss	—	—	—	(321,797)	—	(321,797)	(189,053)	(32,369)	(543,219)
Other comprehensive loss	—	—	—	—	(44,021)	(44,021)	(14,072)	(3,747)	(61,840)
Stock repurchases	(53,877)	(168)	(53,740)	—	—	(107,785)	—	—	(107,785)
Cost of DataBank recapitalization	—	—	(13,122)	—	—	(13,122)	(21,247)	—	(34,369)
DataBank recapitalization (Note 10)	—	—	230,238	—	—	230,238	(230,238)	—	—
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(725,026)	—	—	(725,026)	—	—	(725,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 10)	—	—	—	—	—	—	4,087	—	4,087
Assumption of deferred tax asset resulting from redemption of redeemable noncontrolling interest (Note 10)	—	—	5,200	—	—	5,200	—	—	5,200
Deconsolidation of investment entities (Note 20)	—	—	—	—	—	—	(376,177)	—	(376,177)
Redemption of OP Units for cash and class A common stock	—	4	337	—	—	341	—	(341)	—
Equity-based compensation	—	63	39,933	—	—	39,996	12,834	2,498	55,328
Shares canceled for tax withholding on vested stock awards	—	(27)	(18,212)	—	—	(18,239)	—	—	(18,239)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,613,962	—	2,613,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,677,297)	(254)	(1,677,551)
Preferred stock dividends	—	—	—	(61,401)	—	(61,401)	—	—	(61,401)
Common stock dividends declared ($0.02 per share)	—	—	—	(3,235)	—	(3,235)	—	—	(3,235)
Reallocation of equity (Notes 2 and 10)	—	—	13,046	—	129	13,175	—	(13,175)	—
Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(569,997)	$(816,911)	$(3,790,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	—	(6,154)
Paid-in-kind interest added to loan principal, net of interest received	(7,144)	8,398	(38,398)
Straight-line rent income	(25,488)	2,778	(20,453)
Amortization of above- and below-market lease values, net	208	5,042	(6,446)
Amortization of deferred financing costs and debt discount and premium, net	106,410	65,129	15,602
Equity method (earnings) losses	(389,584)	7,248	463,866
Distributions of income from equity method investments	127,887	3,054	102,612
Allowance for doubtful accounts	—	3,294	7,247
Impairment of real estate and related intangibles and right-of-use asset	35,985	319,263	1,987,130
Goodwill impairment	—	—	594,000
Depreciation and amortization	579,250	636,555	578,282
Equity-based compensation	54,710	59,416	34,959
Unrealized settlement loss	—	—	3,890
Gain on sales of real estate, net	—	(49,429)	(41,922)
Deferred income tax (benefit) expense	11,572	(68,454)	(25,086)
Loss on extinguishment of exchangeable notes	133,173	25,088	—
Other loss, net	22,245	60,231	211,967
(Increase) decrease in other assets and due from affiliates	35,372	(72,700)	14,392
Increase in accrued and other liabilities and due to affiliates	148,980	67,719	16,763
Other adjustments, net	(997)	(7,484)	(11,948)
Net cash provided by operating activities	262,582	248,237	89,893
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(570,035)	(549,621)	(430,548)
Return of capital from equity method investments	59,248	90,205	294,932
Acquisition of loans receivable and debt securities	(164,815)	(147,498)	—
Net disbursements on originated loans	(215,918)	(33,272)	(219,990)
Repayments of loans receivable	23,956	485,613	227,831
Proceeds from sales of loans receivable and debt securities, including transfers of warehoused loans	401,002	146,004	46,272
Acquisition of and additions to real estate, related intangibles and leasing commissions	(2,141,237)	(828,361)	(2,559,343)
Proceeds from sales of real estate, including transfers of warehoused assets, net of property level cash transferred to buyer	162,268	408,391	431,198
Proceeds from paydown and maturity of debt securities	573	1,261	5,721
Proceeds from sale of equity investments	522,337	564,025	287,899
Investment deposits	630	(21,418)	(11,660)
Proceeds from sale of corporate fixed assets	—	14,946	—
Net receipts on settlement of derivatives	9,352	17,123	27,097
Acquisition of DBH, net of cash acquired, and payment of deferred purchase price	—	—	(32,500)
Other investing activities, net	(769)	(833)	1,111
Net cash (used in) provided by investing activities	(1,913,408)	146,565	(1,931,980)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(62,395)	$(73,384)	$(79,333)
Dividends paid to common stockholders	(1,636)	—	(106,510)
Repurchases of common stock	(55,006)	—	(24,749)
Debt borrowings	1,162,726	2,439,722	2,907,833
Debt repayments	(514,505)	(1,720,402)	(2,654,999)
Payment of deferred financing costs	(18,688)	(48,127)	(54,750)
Contributions from noncontrolling interests	2,625,612	232,144	1,906,250
Distributions to and redemptions of noncontrolling interests	(2,109,229)	(249,083)	(360,304)
Contribution from Wafra	—	—	253,575
Redemptions/repurchases of preferred stock	(52,779)	(150,250)	(402,855)
Shares canceled for tax withholdings on vested equity awards	(18,239)	(19,360)	(7,749)
Acquisition of noncontrolling interest	(32,076)	—	—
Other financing activities, net	—	—	(3,382)
Net cash provided by financing activities	923,785	411,260	1,373,027
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,465)	(2,825)	7,370
Net (decrease) increase in cash, cash equivalents and restricted cash	(729,506)	803,237	(461,690)
Cash, cash equivalents and restricted cash—beginning of period	1,766,245	963,008	1,424,698
Cash, cash equivalents and restricted cash—end of period	$1,036,739	$1,766,245	$963,008
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2022	2021	2020
Beginning of the period
Cash and cash equivalents	$1,602,102	$703,544	$1,205,190
Restricted cash	99,121	67,772	674
Restricted cash included in assets held for disposition	65,022	191,692	218,834
Total cash, cash equivalents and restricted cash, beginning of period	$1,766,245	$963,008	$1,424,698

End of the period
Cash and cash equivalents	$918,254	$1,602,102	$703,544
Restricted cash	118,485	99,121	67,772
Restricted cash included in assets held for disposition	—	65,022	191,692
Total cash, cash equivalents and restricted cash, end of period	$1,036,739	$1,766,245	$963,008
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

1. Business and Organization
DigitalBridge Group, Inc., or DBRG, (together with its consolidated subsidiaries, the "Company") is a leading global digital infrastructure investment manager. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, and has expanded to include offerings in core equity, credit and liquid securities.
In February 2023, the Company further expanded its investment offerings to encompass InfraBridge, a newly-acquired mid-market global infrastructure equity platform, which operates as a separate division of DBRG (Note 3).
Organization
The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2022, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
Transition to Taxable C Corporation
Following the completion of the Company's business transformation in the first quarter of 2022 (as described below) and due to the pace of growth of its investment management business and other strategic transactions that it may pursue, the Company’s Board of Directors and management agreed to discontinue actions necessary to maintain qualification as a real estate investment trust ("REIT") for 2022. Commencing with the taxable year ended December 31, 2022, all of the Company’s taxable income, except for income generated by subsidiaries that have elected or anticipate electing REIT status, is subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders are no longer tax deductible. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
The Company anticipates that operating as a taxable C Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements. This includes retaining and reinvesting earnings in other new initiatives in the investment management business.
The Company’s transition to a taxable C Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of significant capital loss and net operating loss (“NOL”) carryforwards. Furthermore, earnings from the Company's investment management business, which is conducted through its previously designated taxable REIT subsidiaries ("TRS"), remain the primary source of income subject to U.S. federal and state income tax. See Note 17 for additional information.
Business Transformation
In February 2022, the Company completed the disposition of substantially all of its non-digital assets. This marked the completion of the Company's transformation from a REIT and investment manager in traditional real estate into an investment manager focused primarily on digital infrastructure.
The disposition of its hotel portfolio (March 2021), Other Equity and Debt ("OED") investments and non-digital investment management ("Other IM") business (December 2021), and Wellness Infrastructure portfolio (February 2022) each represented a strategic shift in the Company's business that had a significant effect on the Company’s operations and financial results, and accordingly, had met the criteria as discontinued operations. For all current and prior periods presented, the related assets and liabilities, to the extent they have not been disposed at the respective balance sheet dates, are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 21), and the related operating results are presented as discontinued operations on the consolidated statements of operations (Note 22).

2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represents predominantly the majority ownership held by third party investors in the Company's Operating segment, carried interest allocation to certain senior executives of the Company (Note 16), and membership interests in OP held by certain current and former employees of the Company.
To the extent the Company consolidates a subsidiary that is subject to industry-specific guidance such as investment company accounting applied by the Company's consolidated sponsored funds, the Company retains the industry-specific guidance applied by that subsidiary in its consolidated financial statements.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in sponsored open-end funds in the Liquid Strategies that are consolidated by the Company. The limited partners of these funds have the ability to withdraw all or a portion of their interests from the funds in cash with advance notice.
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
The redeemable noncontrolling interests in the Company's investment management business was redeemed in May 2022 (Note 10).
Noncontrolling Interests in Investment Entities—This represents predominantly the majority ownership held by third party investors in the Company's Operating segment and carried interest allocation to certain senior executives of the Company (Note 16). Excluding carried interests, allocation of net income or loss is generally based upon relative ownership interests.
Noncontrolling Interests in Operating Company—This represents membership interests in OP held primarily by certain current and former employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based upon their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP ("OP Units") for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each reporting period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
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
Financial assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at the balance sheet date, whereas non-financial assets and liabilities are remeasured using the exchange rate on the date the item was initially recognized (i.e., the historical rate), and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss) on the consolidated statements of operations. Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented.
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
Due to the inherently judgmental nature of Level 3 fair value, changes in assumptions or inputs applied as of reporting date could result in a higher or lower fair value, and realized value may differ from the estimated unrealized fair value.
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
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values, except as discussed below. The excess of the consideration transferred over the value of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
With respect to contract assets and contract liabilities acquired in a business combination, these are not accounted for under the fair value basis at the time of acquisition. Instead, the Company determines the value of these revenue contracts as if it had originated the acquired contracts by evaluating the associated performance obligations, transaction price and relative stand-alone selling price at the original contract inception date or subsequent modification dates.
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
The disposition of (i) NRF Holdco, LLC ("NRF Holdco"), a former subsidiary of the Company that held the Wellness Infrastructure business, in February 2022, (ii) a substantial majority of the OED investments and Other IM business in December 2021, (iii) the hotel business, composed of the Hospitality segment and the THL Hotel Portfolio in March 2021, and (iv) the bulk and light industrial portfolios in December 2020 and December 2019, respectively, all represent strategic shifts that have or are expected to have major effects on the Company’s operations and financial results, and have met the criteria as discontinued operations as of June 2021, March 2021, September 2020, and June 2019, respectively. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for disposition on the consolidated balance sheets (Note 21) and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (Note 22). Discontinued operations in prior periods include investments in the respective segments that have been disposed or otherwise resolved in those periods.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are held with major financial institutions and may at times exceed federally insured limits. Also included are unrestricted cash held by subsidiaries in third party accounts that have the general characteristics of demand deposits.
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

Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Site improvements	5 to 40 years
Building	5 to 50 years
Building improvements	5 to 40 years
Tenant improvements	Lesser of useful life or remaining term of lease
Data center infrastructure	5 to 30 years
Furniture, fixtures and equipment	1 to 8 years
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
Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest is driven primarily by changes in fair value of the underlying investments of the fund, which could be affected by various factors, including but not limited to the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. Unrealized carried interest may be subject to reversal until such time it is realized. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part with each disposition.
Generally, carried interest is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), the Company is obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
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
The Company has elected the fair value option for all loans receivable.
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
Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs associated with the formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs associated with managing the operations of certain investment vehicles. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations. The Company facilitates the payments of organization and offering costs, due diligence costs to the extent the related investments are consummated and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheets, until such amounts are repaid. Due diligence costs related to unconsummated investments that are borne by the Company are expensed as transaction-related costs in the consolidated statement of operations.

The Company assesses the collectability of such receivables and establishes an allowance for any balances considered not collectable.
Fixed Assets
Fixed assets of the Company are presented within other assets and carried at cost less accumulated depreciation and amortization. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of assets are capitalized and depreciated over their useful life. Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the assets, which range between 3 and 7 years for furniture, fixtures, equipment and capitalized software, and over the shorter of the lease term or useful life for leasehold improvements.
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
Leases
As lessee, the Company determines if an arrangement contains a lease and determines the classification of a leasing arrangement at its inception. A lease is classified as a finance lease, which represents a financed purchase of the leased asset, if the lease meets any of the following criteria: (a) asset ownership is transferred to lessee by end of lease term; (b) option to purchase asset is reasonably certain to be exercised by lessee; (c) the lease term is for a major part of the remaining economic life of the asset; (d) the present value of lease payments equals or exceeds substantially the fair value of the asset; or (e) the asset is of such a specialized nature that it is expected to have no alternative use at end of lease term. A lease is classified as an operating lease when none of the criteria are met. The Company also made the accounting policy election to treat lease and nonlease components in a lease contract as a single component.
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
As lessor, the classification of a lease as a sales-type lease is similar to the criteria for a finance lease as lessee (discussed above). If none of the criteria are met, a lease may be classified as a direct financing lease if there is a residual value guarantee from an unrelated third party. Otherwise, all other leases are classified as operating, including leases with variable lease payments that are not based upon a rate or index where classification as sales-type or direct financing lease would result in a loss to the Company at lease commencement.
The Company's lease contracts contain lease components, such as leased data center space and equipment, and nonlease components, such as tenant reimbursements for net leases, interconnection services, installation services of Company-owned data center equipment and payments for power by data center tenants. As lessor, the Company made the accounting policy election to account for the lease components and nonlease components in its lease contracts as a single component in instances where the lease component is predominant, the timing and pattern of transfer for the lease and nonlease components are the same (i.e., provided on a consistent basis over the same time period), and the lease component, if accounted for separately, would be classified as an operating lease.
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
Resident Fee Income
Resident fee income, presented within discontinued operations, was earned from senior housing operating facilities that operate through management agreements with independent third-party operators. Resident fee income related to independent living and assisted living facilities was recorded when services were rendered based on terms of their respective lease agreements. The Company's healthcare business was sold in February 2022.
Data Center Service Revenue
The Company earns data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, other services related to installation of customer equipment, and other related information technology services, which are recognized as services are provided to data center customers.
Hotel Operating Income
Hotel operating income, presented within discontinued operations, included room revenue, food and beverage sales and other ancillary services. Revenue was recognized upon occupancy of rooms, consummation of sales and provision of services. The Company's hotel business was sold in March 2021, with one remaining portfolio that was in receivership sold by the lender in September 2021.
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
The governing documents of the investment vehicles may provide for certain fee credits or offsets to management fees. Such amounts include primarily organizational costs of the investment vehicle in excess of prescribed thresholds, termination or similar fees paid in connection with unconsummated investments that are reimbursable by the investment vehicle, and directors' fees paid by portfolio companies to employees of the Company in their capacity as non-management directors. These fee credits or offsets represent a component of the transaction price for the Company's provision of investment management services and are applied to reduce management fees payable to the Company.
Incentive Fees—The Company is entitled to incentive fees from sub-advisory accounts in its Liquid Strategies. Incentive fees are determined based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. Incentive fees take the form of a contractual fee arrangement, and unlike carried interests, do not represent an allocation of returns among equity holders of an investment vehicle. Incentive fees are a form of variable consideration and are recognized when it is probable that a significant reversal of the cumulative revenue will not occur, which is generally at the end of the performance measurement period.
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

Equity Awards Granted by Managed Companies—These were equity awards granted to the Company to be granted to its employees or granted directly to its employees by BrightSpire Capital, Inc. ("BRSP"), a publicly-traded REIT previously managed by the Company (prior to termination of its management agreement in April 2021). The initial grant was recorded as an other asset and deferred income liability on the balance sheet. The liability was amortized on a straight-line basis to other income over the initial vesting period of the award and equity-based compensation expense was recognized as the award vested to the recipient employee. Compensation expense related to equity awards granted by managed companies is presented within discontinued operations.
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
A modification in the terms or conditions of an award, unless the change is non-substantive, represents an exchange of the original award for a new award. The modified award is revalued and incremental compensation cost is recognized for the excess, if any, between fair value of the award upon modification and fair value of the award immediately prior to modification. Total compensation cost recognized for a modified award, however, cannot be less than its grant date fair value, unless at the time of modification, the service or performance condition of the original award was not expected to be satisfied. An award that is probable of vesting both before and after modification will result in incremental compensation cost only if terms affecting its estimate of fair value have been modified.
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
Income Taxes
Provision for income taxes consists of a current and deferred component. Current income taxes represent income tax to be paid or refunded for the current period. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax provision reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus for income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect upon realization of the underlying amounts when they become deductible or taxable and the differences reverse. A deferred tax asset is also recognized for NOL, capital loss and tax credit carryforwards. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized based upon the weight of all available positive and negative evidence. Realization of deferred tax assets is dependent upon the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted earnings and prudent and feasible tax planning strategies. An established valuation allowance may be reversed in a future period if the Company subsequently determines it is more likely than not that all or some portion of the deferred tax asset will become realizable.
Uncertain Tax Positions
Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company evaluates on a quarterly basis whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations. The evaluation of uncertain tax positions is based upon various factors including, but not limited to, changes in tax law, measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position.
Income tax related interests and penalties, if any, are included as a component of income tax benefit (expense).
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
Reclassifications
Certain prior period amounts disclosed within the notes to the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect the Company's financial position, results of operations or cash flows.
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
Accounting Standards Adopted in 2022
Amendment to Lessor Accounting
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-5, Lessors—Certain Leases with Variable Lease Payments, which amends existing lease classification guidance for lessors to better reflect the economics of certain lease arrangements. The ASU requires a lease with variable lease payments that are not based upon a rate or index to be classified as an operating lease if classification as a direct financing lease or sales-type lease would have resulted in a loss to the lessor at lease commencement. A loss could have otherwise arisen even if the lease is expected to be profitable as the exclusion of these variable lease payments result in the recognition of a lower net investment in a lease relative to the carrying value of the underlying asset that is derecognized at the commencement of a direct financing or sales-type lease. Under the amended guidance, this uneconomic outcome is avoided because the classification as an operating lease does not result in a derecognition of the underlying asset by the lessor, and the recognition of variable lease payments earned and depreciation expense on the underlying asset will partially offset in earnings over time. The Company adopted the ASU on a prospective basis on its effective date of January 1, 2022. At the time of adoption, the Company, as lessor, did not have any leases that would have been subject to this amendment.
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
The ASU is effective January 1, 2023 and is to be applied prospectively. Early adoption is permitted with retrospective application to all business combinations that occurred during the fiscal year of early adoption. The Company early adopted the ASU on January 1, 2022 with no impact upon adoption.
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
3. Acquisitions
Asset Acquisitions
Vantage SDC Hyperscale Data Centers
In July 2020 and following an additional investment in October 2020, the Company, alongside fee bearing third party capital, invested $1.36 billion for an approximately 90% equity interest in entities that hold Vantage Data Centers Holdings, LLC's ("Vantage") portfolio of 12 stabilized hyperscale data centers in North America and $2.0 billion of secured indebtedness (“Vantage SDC”). The remaining equity interest in Vantage SDC is held by the investors of Vantage prior to the Company's acquisition, and together with the third party capital raised by the Company, represent noncontrolling interests. The Company's balance sheet investment was approximately $200 million or a 13% equity interest in Vantage SDC. Vantage SDC is a carve-out from Vantage's data center business. The acquisition excluded Vantage's remaining portfolio of development-stage data centers and its employees, all of which were retained by Vantage. The day-to-day operations of Vantage SDC continue to be managed by Vantage's existing management company in exchange for management fees, and subject to certain approval rights held by the Company and the co-investors in connection with material actions.
Pursuant to a purchase option in connection with the July 2020 acquisition, the Company acquired an additional data center in Santa Clara, California in September 2021 for $404.5 million in cash. The acquisition was funded through borrowings by Vantage SDC, with a deferred amount of $56.9 million to be paid upon future lease-up, and additional consideration contingent on lease-up of the remaining capacity.
In connection with the July 2020 and September 2021 acquisitions, the Company and its co-investors also committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of December 31, 2022, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $198 million. Most, if not all, of the cost of the expansion capacity has been or will be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 15 and 11 new tenant leases related to a portion of the expansion capacity that commenced in 2022 and 2021, respectively, for aggregate consideration of $161.3 million and $100.8 million, respectively. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
Acquisitions by DataBank (the Company's edge colocation data center subsidiary)
2022
•Four colocation data centers in Houston, Texas in March 2022 for $678 million, funded by a combination of $262.5 million of debt and $415.5 million of equity, of which the Company's share was $88.7 million.
•A data center each in Atlanta, Georgia in May 2022 for $10.9 million, and in Denver, Colorado in February 2022 that was previously leased by its zColo subsidiary for $17.6 million.
2021
•Five data centers in the zColo portfolio in France in February 2021 for $33.0 million.
•One building each in Colorado and New York in the third quarter of 2021 totaling $38.5 million, to be redeveloped into data centers.
2020
◦zColo, the colocation business of Zayo Group Holdings, Inc. ("Zayo") in December 2020, composed of 39 data centers in the U.S. and the U.K., for approximately $1.2 billion through a combination of debt and equity financing, including $0.5 billion of third party co-invest capital raised by the Company. The Company's balance sheet investment was then $145 million. Zayo is an anchor tenant within the zColo facilities and is a significant customer of DataBank.data centers
Tower Assets
In June 2022, the Company acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET) for €740.1 million or $791.3 million (including transaction costs). In December

2022, our interest in the temporarily warehoused TowerCo investment was transferred to the Company's new sponsored fund (Note 16) and TowerCo was deconsolidated. The TowerCo assets acquired had included owned tower sites, tower sites subject to third party leases that gave rise to right-of-use lease assets and corresponding lease liabilities, equipment, as well as customer relationships related primarily to a master lease agreement with Telenet as lessee. The acquisition had been funded through $326.1 million of debt, $278.1 million of equity from the Company, and $213.8 million in third party equity. In addition to the purchase price, the funds had been used to finance transaction costs, debt issuance costs, working capital and as operating cash. Prior to transfer, TowerCo was presented within Corporate and Other.
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

	Asset Acquisitions
	2022			2021			2020
(In thousands)	TowerCo	Acquisitions by DataBank / zColo US	Vantage SDC Expansion Capacity	Vantage SDC Expansion Capacity and Add-On Acquisition	Acquisitions by DataBank / zColo US	zColo France	Vantage SDC	zColo US and UK
Assets acquired and liabilities assumed
Cash	$—	$—	$—	$—	$—	$—	$—	$266
Real estate	363,121	627,474	140,140	479,587	38,500	26,083	2,720,870	882,327
Intangible assets	673,218	77,885	21,162	82,603	—	8,702	765,137	303,119
ROU and other assets	234,462	3,994	—	—	—	9,536	181,260	415,038
Debt	—	—	—	—	—	—	(2,060,307)	—
Deferred tax liabilities	(243,223)	—	—	—	—	—	—	—
Intangible, lease and other liabilities	(236,324)	(2,839)	—	(56,889)	—	(11,303)	(82,350)	(419,262)
Fair value of net assets acquired	$791,254	$706,514	$161,302	$505,301	$38,500	$33,018	$1,524,610	$1,181,488
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) current replacement cost for towers in consideration of their remaining economic life; and (iv) recent comparable sales or current listings for land. Useful lives of real estate acquired range from 30 to 50 years for buildings and improvements, 5 to 40 years for site improvements, 11 to 71 years for towers and related equipment, 11 to 20 years for data center infrastructure, and 1 to 5 years for furniture, fixtures and equipment.
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
•Above- and below-market leases represent the rent differential for the remaining lease term between contractual rents of acquired leases and market rents at the time of acquisition, discounted at rates between 6.0% and 11.25% with remaining lease terms ranging between 1 and 15 years.
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
•Customer relationships for zColo were valued as the incremental net cash flows to business attributable to the in-place customer relationships, discounted at a rate of 10%, with an estimated useful life of 12 years.

•Customer relationships for towers were valued as the estimated future cash flows to be generated over the life of the tenant relationships based upon rental rates, operating costs, expected renewal terms and attrition, discounted at 6.8%, with estimated useful lives between 19 and 45 years.
•Other intangible assets acquired were as follows:
•Trade name of zColo was valued based upon estimated savings from avoided royalty at a rate of 1%, discounted at 10%, with a 1 year useful life.
•Assembled workforce was valued based upon estimated cost of recruiting and training new data center employees for zColo, with a 3 year useful life.
•Deferred tax liabilities were recognized for the book-to-tax basis difference associated with the TowerCo acquisition.
•Debt assumed from the Vantage SDC acquisition in 2020 was valued based upon market rates and spreads that prevailed at the time of acquisition for debt with similar terms and remaining maturities.
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
Business Combination in 2023
Infrastructure Investment Management Platform
In February 2023, the Company completed its previously announced acquisition of the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited ("AMP Capital"), which was rebranded as InfraBridge at closing. Consideration for the acquisition consisted of: (i) an upfront amount of $316 million (or $323.5 million including working capital, net of cash assumed), subject to customary post-closing adjustments up to 90 days after closing; and (ii) a contingent amount of up to A$180 million (approximately $129 million), generally based upon achievement of future fundraising targets for InfraBridge's new global infrastructure funds.
4. Real Estate
The following table summarizes the Company's real estate held for investment.

(In thousands)	December 31, 2022	December 31, 2021
Land	$257,588	$206,588
Buildings and improvements	1,573,605	1,235,334
Data center infrastructure	4,427,150	3,845,431
Construction in progress	395,393	77,014
	6,653,736	5,364,367
Less: Accumulated depreciation	(732,438)	(392,083)
Real estate assets, net	$5,921,298	$4,972,284
Real Estate Depreciation
Depreciation of real estate held for investment was $350.7 million, $275.8 million and $117.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Property Operating Income
Components of property operating income are as follows.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Lease income:
Fixed lease income	$729,503	$609,005	$226,478
Variable lease income	120,442	92,701	38,913
	849,945	701,706	265,391
Data center service revenue	77,561	61,044	47,537
	$927,506	$762,750	$312,928
For the years ended December 31, 2022 and 2021, property operating income from a single customer accounted for approximately 18% and 17%, respectively, of the Company's total revenues from continuing operations, or approximately 8% for both periods, of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities. There was no similar tenant concentration in 2020.
Future Fixed Lease Income
At December 31, 2022, future fixed lease payments receivable under noncancelable operating leases for real estate held for investment in the Operating segment were as follows. These operating leases have expiration dates through 2041, excluding month-to-month leases, and renewal options and early termination rights at the lessee's election unless such options or rights are reasonably certain to be exercised.

Year Ending December 31,	(In thousands)
2023	$549,020
2024	418,984
2025	367,996
2026	325,024
2027	284,522
2028 and thereafter	1,480,010
Total	$3,425,556

5. Equity and Debt Investments
The Company's equity and debt investments, excluding investments held for disposition (Note 21), are represented by the following:

(In thousands)	December 31, 2022	December 31, 2021
Equity investments
Equity method investments
BrightSpire Capital, Inc. (BRSP) (1)	$217,994	$284,985
Company-sponsored private funds—equity investment in funds	406,624	270,737
Company-sponsored private funds—unrealized carried interest	341,749	111,957
Other	3,887	5,417
	970,254	673,096
Other equity investments
Marketable securities (Note 11)	155,866	201,912
Private funds and non-traded REIT	36,436	49,575
Other	108,567	10,570
Total equity investments	1,271,123	935,153

Debt securities
CLO subordinated notes	50,927	—

Equity and debt investments	$1,322,050	$935,153
__________
(1)    At December 31, 2021, excluded approximately 461,000 shares and 3.1 million units in BRSP held by NRF Holdco that were included in assets held for disposition (Note 21). NRF Holdco was sold in February 2022.
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
The Company evaluates its equity method investments for OTTI at each reporting period. In 2021, OTTI was recorded only on equity method investments held for disposition, as discussed in Note 21.
BrightSpire Capital, Inc. (NYSE: BRSP)
At December 31, 2022, the Company owned approximately 35.0 million shares in BRSP for a 27.1% interest in BRSP (29.0% at December 31, 2021, including BRSP shares and units held by NRF Holdco that were disposed in February 2022), accounted for under the equity method as it exercises significant influence over BRSP's operating and financial policies through its substantial ownership interest. In connection with the internalization of BRSP in April 2021, the Company had entered into a stockholders agreement with BRSP, pursuant to which the Company agreed, for so long as the Company owns at least 10% of BRSP's outstanding common shares, to vote in BRSP director elections as recommended by BRSP’s board of directors at any stockholders' meeting that occurs prior to BRSP's 2023 annual stockholders' meeting. In addition, the Company is subject to customary standstill restrictions, including an obligation not to initiate or make stockholder proposals, nominate directors or participate in proxy solicitations, until the beginning of the advance notice window for BRSP's 2023 annual meeting. Except as aforementioned, the Company may vote its shares in its sole discretion in any votes of BRSP’s stockholders and is prohibited from acquiring additional BRSP shares.
Disposition—In 2022 and 2020, there were no dispositions of the Company's BRSP shares. In August 2021, the Company sold 9,487,500 BRSP shares through a secondary offering by BRSP for net proceeds of approximately $81.8 million, after underwriting discounts. A net gain was recognized in equity method earnings within continuing operations of $7.6 million (including basis difference associated with the BRSP shares disposed, as discussed below).

OTTI—In the third and fourth quarters of 2022 and second quarter of 2020, the Company determined that its investment in BRSP was other-than-temporarily impaired and recorded impairment charges, included in equity method losses, of $60.4 million in 2022 and $274.7 million in 2020. In 2022, the Company determined that given the continuing market volatility, its anticipated hold period for its investment in BRSP may not be sufficient to allow for a recovery of BRSP's stock price relative to the Company's carrying value of its investment in BRSP. In 2020, concerns over the likelihood of a near term recovery of BRSP's stock price stemmed from then uncertainties surrounding the pandemic and its effect on the economy and equity markets. The OTTI charge was measured as the excess of carrying value over market value of the Company's investment in BRSP based upon BRSP's closing stock price on December 30, 2022, the last trading day of the quarter, and on June 30, 2020, respectively. There was no OTTI in 2021 as the fair value of the Company's investment in BRSP was in excess of its carrying value.
As a result of the impairment charge, the carrying value of the Company's investment in BRSP as of December 31, 2022 represents a non-recurring fair value that was measured under the Level 1 fair value hierarchy.
Basis Difference—The Company recorded impairment charges on its investment in BRSP in 2022, 2020 and 2019, with each instance resulting in a basis difference between the Company's carrying value of its investment in BRSP (based upon BRSP's share price at the time of impairment) and the Company's proportionate share of BRSP's book value of equity at the time of impairment. The impairment charges were applied to the Company's investment in BRSP as a whole and were not determined based upon an impairment assessment of individual assets held by BRSP. Therefore, the impairment charges were generally allocated on a relative fair value basis across BRSP's various investments. Accordingly, for any subsequent resolutions or write-downs taken by BRSP on these investments, the Company's share thereof is not recorded as an equity method loss but is applied to reduce the basis difference until such time the basis difference in connection with the respective investments has been fully eliminated. Upon resolution of these investments by BRSP or upon the Company's disposition of its shares in BRSP, the basis difference related to resolved investments or the proportion of basis difference associated with the BRSP shares disposed is applied to calculate the Company's share of net gain or loss resulting from such resolution or disposition. The Company increased its share of net earnings or reduced its share of net losses from BRSP by $17.0 million in 2022, $110.3 million in 2021 and $83.9 million in 2020, representing the basis difference allocated to investments that were resolved or impaired by BRSP during these periods. The basis difference balance at December 31, 2022 was $210.7 million.
Carried Interest
The carried interest on balance sheet date represents unrealized carried interest in connection with sponsored funds that are currently in the early stage of their lifecycle. Unrealized carried interest may be subject to reversal until such time it is realized. Carried interest allocation is presented gross of accrued carried interest compensation (Note 7).
Carried Interest Distributed
In the second half of 2022, $152.5 million of carried interest was distributed and recognized in equity method earnings. $119.8 million of the distributed carried interest was allocated to current and former employees and to Wafra (Note 10), recorded as carried interest compensation and amounts attributable to noncontrolling interests (Note 16).
Clawback Obligation
Carried interest distributions may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. At December 31, 2022, the Company does not have a liability for clawback obligations on distributed carried interest.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, carried interest distributions of $75.1 million would be subject to clawback as of December 31, 2022, of which $58.4 million would be the responsibility of the employee and former employee recipients. For this purpose, a portion of the carried interest allocated is generally held back from these recipients at the time of distribution.

Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees, excluding investees classified as held for disposition. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2022	December 31, 2021
Total assets	$27,257,852	$19,383,775
Total liabilities	3,440,418	5,500,143
Owners' equity	23,816,178	13,847,605
Noncontrolling interests	1,256	36,027
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2022	2021	2020
Total revenues	$246,585	$264,237	$345,053
Net income (loss)	2,197,778	667,381	(323,058)
Net income (loss) attributable to noncontrolling interests	1,001	(3,535)	(34,602)
Net income (loss) attributable to owners	2,196,777	670,916	(288,456)
Investment and Lending Commitments
Sponsored Funds
At December 31, 2022, the Company had unfunded commitments to its sponsored funds of $112.2 million, including commitments to a consolidated fund.
Loans Receivable
The Company's DataBank subsidiary has lending commitments to a borrower, which is available to be drawn subject to satisfaction by the borrower of certain financial and operating metrics and an agreed upon budget. At December 31, 2022, the unfunded lending commitments was $24.2 million, of which the Company's share was $2.7 million, net of amounts attributable to noncontrolling interests in investment entities. At December 31, 2022, the borrower has not met the required criteria for further funding.
Debt Securities
In the third quarter of 2022, bank syndicated loans that the Company previously warehoused were transferred into a third party warehouse entity at their acquisition price totaling $232.7 million, and securitized through the issuance of collateralized loan obligation ("CLO") securities. The corresponding warehouse facility of $172.5 million was repaid by the Company. The CLO is sponsored and managed by the third party. The Company acquired all of the subordinated notes of the CLO, which are classified as AFS debt securities. The CLO has a stated legal final maturity of 2035.
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2022	$50,927	$—	$—	$—	$50,927

6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
Goodwill balance by reportable segment at both December 31, 2022 and 2021 is as follows.

(In thousands)
Investment Management (1)	$298,248
Operating	463,120
Total goodwill	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $122.4 million at December 31, 2022 and $133.0 million at December 31, 2021.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities, excluding those related to assets held for disposition, are as follows.

	December 31, 2022			December 31, 2021
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Deferred leasing costs and lease-related intangible assets (2)	$1,239,477	$(397,975)	$841,502	$1,148,441	$(256,987)	$891,454
Investment management intangibles (3)	164,189	(82,432)	81,757	164,189	(61,435)	102,754
Customer relationships and service contracts (4)	218,154	(62,788)	155,366	218,064	(44,496)	173,568
Trade names	26,400	(15,656)	10,744	26,400	(11,266)	15,134
Other (5)	6,818	(4,020)	2,798	6,818	(2,101)	4,717
Total deferred leasing costs and intangible assets	$1,655,038	$(562,871)	$1,092,167	$1,563,912	$(376,285)	$1,187,627
Intangible Liabilities
Lease intangible liabilities (2)	$46,636	$(16,812)	$29,824	$44,076	$(10,775)	$33,301
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
Impairment of Identifiable Intangible Assets
There was no impairment on identifiable intangible assets in 2022. In 2021, impairment was recorded only on identifiable intangible assets held for disposition (Note 21). In 2020, an investment management contract was written down by $3.8 million to a fair value of $4.0 million at the time of impairment, classified as Level 3 and determined based upon the revised future net cash flows over the remaining life of the contract.

Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net increase (decrease) to rental income (1)	$273	$(2,471)	$(1,989)

Amortization expense
Deferred leasing costs and lease-related intangibles	$154,116	$165,940	$75,099
Investment management intangibles	20,997	26,028	25,285
Customer relationships and service contracts	25,885	31,040	13,297
Trade name	4,392	22,053	4,503
Other	1,911	1,882	174
	$207,301	$246,943	$118,358
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	2023	2024	2025	2026	2027	2028 and thereafter	Total
Net increase (decrease) to rental income	$(978)	$(1,701)	$(1,603)	$(1,623)	$(1,016)	$1,252	$(5,669)
Amortization expense	153,861	123,262	111,393	104,813	93,913	469,432	1,056,674
7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and its subsidiaries.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	December 31, 2022	December 31, 2021
Straight-line rents	$42,721	$25,516
Investment deposits and pending deal costs	1,377	22,238
Prefunded capital expenditures for Vantage SDC	—	24,293
Derivative assets	11,793	944
Prepaid taxes and deferred tax assets, net	8,709	29,347
Receivables from resolution of investment	14,923	10,463
Operating lease right-of-use asset, net	329,449	349,509
Finance lease right-of-use asset, net	120,261	131,909
Accounts receivable, net (1)	66,059	83,878
Prepaid expenses	28,760	20,303
Other assets	15,798	24,835
Fixed assets, net (2)	14,200	17,160
Total other assets	$654,050	$740,395
__________
(1)    Includes primarily receivables from tenants.
(2)    Net of accumulated depreciation of $17.9 million at December 31, 2022 and $19.2 million at December 31, 2021.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	December 31, 2022	December 31, 2021
Deferred income (1)	$61,452	$37,143
Interest payable	10,055	14,870
Dividends payable	16,491	15,759
Securities sold short—consolidated funds	40,928	37,970
Current and deferred income tax liability	98	2,016
Contingent consideration payable (Note 10)	125,000	—
Warrants issued to Wafra (Note 10)	17,700	—
Operating lease liability	322,930	342,510
Finance lease liability	135,624	142,777
Accrued compensation	52,031	64,100
Accrued incentive fee and carried interest compensation	171,086	67,258
Accrued real estate and other taxes	21,580	10,523
Payable for Vantage SDC expansion capacity (Note 3)	56,889	55,896
Accounts payable and accrued expenses	185,900	121,931
Due to affiliates (Note 16)	12,451	—
Other liabilities	41,881	31,048
Accrued and other liabilities	$1,272,096	$943,801
__________
(1)    Represents primarily prepaid rental income, upfront payment received for data center installation services, and deferred investment management fees. Deferred investment management fees of $6.3 million at December 31, 2022 and $6.0 million at December 31, 2021 are expected to be recognized as fee income over a weighted average period of 2.9 years and 3.2 years, respectively. Deferred investment management fees recognized as income of $3.4 million and $0.4 million in the years ended December 31, 2022 and 2021, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
8. Debt
The Company's debt balance is composed of the following components, excluding debt related to assets held for disposition that is expected to be assumed by the counterparty upon disposition, which is included in liabilities related to assets held for disposition (Note 21).

(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Investment-Level Secured Debt	Total Debt
December 31, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$4,634,235	$5,212,657
Premium (discount), net	—	(1,293)	10,713	9,420
Deferred financing costs	(7,829)	(388)	(57,720)	(65,937)
	$292,171	$276,741	$4,587,228	$5,156,140
December 31, 2021
Debt at amortized cost
Principal	$300,000	$338,739	$4,283,983	$4,922,722
Premium (discount), net	—	(3,091)	17,629	14,538
Deferred financing costs	(8,606)	(1,384)	(66,868)	(76,858)
	$291,394	$334,264	$4,234,744	$4,860,402

The following table summarizes certain key terms of the Company's debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
December 31, 2022
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	3.7	$—	NA	3.7	$300,000	3.93%	3.7
Convertible and exchangeable senior notes	278,422	5.21%	0.9	—	NA	NA	278,422	5.21%	0.9
	578,422			—			578,422
Non-recourse
Investment-Level Secured Debt
Operating segment	3,640,235	2.43%	3.1	993,500	8.41%	2.6	4,633,735	3.71%	3.0
Other	—	NA	NA	500	5.96%	1.6	500	5.96%	1.6
	3,640,235			994,000			4,634,235
	$4,218,657			$994,000			$5,212,657
December 31, 2021
Recourse
Secured Fund Fee Revenue Notes (3)	$300,000	3.93%	4.7	$—	NA	4.7	$300,000	3.93%	4.7
Convertible and exchangeable senior notes (4)	338,739	5.31%	2.2	—	NA	NA	338,739	5.31%	2.2
	638,739			—			638,739
Non-recourse
Investment-Level Secured Debt
Operating segment	3,646,466	2.44%	4.1	571,017	5.74%	4.0	4,217,483	2.88%	4.1
Other	—	NA	NA	66,500	1.31%	1.6	66,500	1.31%	1.6
	3,646,466			637,517			4,283,983
	$4,285,205			$637,517			$4,922,722
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
(4)    Excludes the 5.375% exchangeable senior notes issued by NRF Holdco that were classified as held for disposition (Note 21) and subsequently assumed by the acquirer in February 2022.
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
The Indenture of the Series 2021-1 Notes contains various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, the Co-Issuers are in compliance with all of the financial covenants, and the full $300 million under the VFN is available to be drawn.
Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2022	December 31, 2021

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$200,000	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.750%	9.20	108.6956	8,524	July 21, 2023	78,422	138,739
								$278,422	$338,739
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
Investment-Level Secured Debt
These are investment level financing that are non-recourse to the Company and secured by data center portfolios held by subsidiaries in the Operating segment, and at December 31, 2021, also secured by previously warehoused loans receivable. At December 31, 2022, the subsidiaries in the Operating segment were in compliance with the financial covenants underlying their respective investment-level secured debt.
While there were no securitization activities in 2022, in 2021, however, subsidiaries in the Operating segment refinanced or raised additional debt through new securitization transactions, as follows.
In March 2021 and October 2021, DataBank raised $657.9 million and $332 million of 5-year securitized notes at blended fixed rates of 2.32% and 2.43% per annum, respectively. Proceeds from the March securitization were applied principally to refinance $514 million of outstanding debt, which meaningfully reduced DataBank's overall cost of debt and extended its debt maturities, while the October proceeds were used to repay borrowings on its credit facility and to finance future acquisitions.
In November 2021, Vantage SDC issued $530 million of 5-year securitized notes at a blended fixed rate of 2.17% per annum. Proceeds were applied to replace its current bridge financing and fund capital expenditures on the September 2021 add-on acquisition as well as to fund payments for future build-out and lease-up of expansion capacity.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2022, excluding debt classified as held for disposition (Note 21). Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, or based upon initial maturity dates or extended maturity dates if extension criteria are met at December 31, 2022 for extensions that are at the Company's option.

	Year Ending December 31,
(In thousands)	2023	2024	2025	2026	2027	Total
Secured fund fee revenue notes	$—	$—	$—	$300,000	$—	$300,000
Convertible and exchangeable senior notes	200,000	—	78,422	—	—	278,422
Investment-level secured debt
Operating segment	228,792	879,003	1,175,250	1,750,690	600,000	4,633,735
Other	—	500	—	—	—	500
Total	$428,792	$879,503	$1,253,672	$2,050,690	$600,000	$5,212,657

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2019	41,350	121,761	183
Shares issued upon redemption of OP Units	—	546	—
Repurchase of common stock, net (1)	—	(3,183)	—
Equity-based compensation, net of forfeitures	—	2,419	—
Shares canceled for tax withholding on vested stock awards	—	(692)	—
Shares outstanding at December 31, 2020	41,350	120,851	183
Redemption of preferred stock	(6,010)	—	—
Exchange of notes for class A common stock	—	18,341	—
Shares issued upon redemption of OP Units	—	501	—
Conversion of class B to class A common stock	—	17	(17)
Shares issued pursuant to settlement liability (2)	—	1,488	—
Equity awards issued, net of forfeitures	—	1,645	—
Shares canceled for tax withholding on vested equity awards	—	(699)	—
Shares outstanding at December 31, 2021	35,340	142,144	166
Stock repurchases	(2,229)	(4,195)	—
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,589	—
Shares canceled for tax withholding on vested equity awards	—	(699)	—
Shares outstanding at December 31, 2022	33,111	159,763	166
__________
(1)    Shares repurchased in 2020 are presented net of reissuance of 964,160 shares of class A common stock in connection with a settlement liability. In 2021, the liability was settled through the reissuance of some of the repurchased shares that were held in a subsidiary (Note 11). Shares repurchased and not reissued were cancelled.
(2)    In 2021, the settlement liability was settled through the reissuance of some of the shares previously repurchased and held in a subsidiary (Note 11). Shares of class A common stock repurchased and not reissued in the settlement of the liability were subsequently cancelled.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at December 31, 2022:

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
The Company reinstated quarterly common stock dividends at $0.01 per share beginning the third quarter of 2022, having previously suspended common stock dividends from the second quarter of 2020 through the second quarter of 2022.
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
Stock Repurchases and Redemptions
Pursuant to a $200 million stock repurchase program announced in July 2022, the Company repurchased (i) 2,228,805 shares in aggregate across Series H, I and J preferred stock at a discount for $52.6 million, or a weighted average price of $23.62 per share; and (ii) 4,195,020 shares of class A common stock for $54.9 million, or a weighted average price of $13.09 per share, in the third and fourth quarters of 2022. The program expires on June 30, 2023 and may be extended, modified, or discontinued at any time by the Company's Board of Directors.
In 2021, the Company redeemed all of its outstanding 7.5% Series G preferred stock in August for $86.8 million using proceeds from its securitized financing facility and 2,560,000 shares of its 7.125% Series H preferred stock in November for approximately $64.4 million. All redemptions were made at the liquidation preference of $25.00 per share.

In January 2020, the Company settled the December 2019 redemption of its outstanding Series B and Series E preferred stock for $402.9 million. During the first quarter of 2020, pursuant to a $300 million stock repurchase program that expired in May 2020, the Company repurchased 3,183,301 shares of class A common stock for $24.6 million, or a weighted average price of $7.73 per share.
With respect to preferred stock, the excess or deficit of the repurchase or redemption price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$9,281	$7,823	$(226)	$139	$30,651	$47,668
Other comprehensive income (loss) before reclassifications	8,437	1,844	(7)	52,468	16,008	78,750
Amounts reclassified from AOCI		(3,595)		225	(925)	(4,295)
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(12,386)	(211)	—	(35,001)	1,731	(45,867)
Amounts reclassified from AOCI	(2,998)	—	233	10,153	(39,779)	(32,391)
Deconsolidation of investment entities	—	—	—	(1,482)	—	(1,482)
AOCI at December 31, 2021	$2,334	$5,861	$—	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(2,429)	—	—	(10,923)	8,396	(4,956)
Amounts reclassified from AOCI	(200)	(5,861)	—	(16,793)	(16,082)	(38,936)
AOCI at December 31, 2022	$(295)	$—	$—	$(1,214)	$—	$(1,509)
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2019	$(1,005)	$(17,913)	$10,659	$(8,259)
Other comprehensive income (loss) before reclassifications	(25)	101,853	5,313	107,141
Amounts reclassified from AOCI	—	(95)	(873)	(968)
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive loss before reclassifications	—	(65,127)	—	(65,127)
Amounts reclassified from AOCI	1,030	(1,364)	(15,099)	(15,433)
Deconsolidation of investment entities	—	(6,297)	—	(6,297)
AOCI at December 31, 2021	$—	$11,057	$—	$11,057
Other comprehensive loss before reclassifications	—	(4,571)	—	(4,571)
Amounts reclassified from AOCI	—	(9,501)	—	(9,501)
AOCI at December 31, 2022	$—	$(3,015)	$—	$(3,015)

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

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2022	2021	2020
Relief of basis of AFS debt securities	$5,861	$—	$3,595	Other gain (loss), net
Release of foreign currency cumulative translation adjustments	16,793	(10,153)	(225)	Other gain (loss), net
Unrealized gain on dedesignated net investment hedges	—	—	552	Other gain (loss), net
Realized gain on net investment hedges	16,082	39,779	373	Other gain (loss), net
Realized loss on cash flow hedges	—	(233)	—	Other gain (loss), net
Deconsolidation of investment entities	—	1,482	—	Other gain (loss), net
Release of equity in AOCI of equity method investments	200	2,998	—	Equity method earnings (losses)
10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activity in redeemable noncontrolling interests in the Company's investment management business through redemption in May 2022, as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Redeemable noncontrolling interests
Beginning balance	$359,223	$305,278	$6,107
Contributions	11,650	42,514	307,414
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(20,784)	(23,246)	(8,859)
Net income (loss)	(26,778)	34,677	616
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	725,026	—	—
Redemption of Wafra's interest	(862,276)	—	—
Reclassification of warrants held by Wafra to liability in May 2022 (Note 7)	(81,400)	—	—
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	(4,087)	—	—
Ending balance	$100,574	$359,223	$305,278
Redeemable Noncontrolling Interest in Investment Management
Strategic Investment in 2020
In July 2020, the Company formed a strategic partnership with affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm and a global partner for alternative asset managers, in which Wafra made a minority investment in substantially all of the Company's investment management business. The investment entitled Wafra to participate in approximately 31.5% of the net management fees and carried interest generated by the investment management business.
Pursuant to this strategic partnership, Wafra assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DigitalBridge Partners, LP ("DBP I"), and has a $125.0 million commitment to DigitalBridge Partners II, LP ("DBP II") that has been partially funded to-date. These are the Company's flagship value-add equity infrastructure funds. Wafra had also agreed to make commitments to the Company's future funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the investment management business, subject to certain caps.

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
Wafra paid cash consideration of $253.6 million at closing in exchange for its investment in the investment management business and for the warrants. As previously agreed, Wafra paid additional consideration of $29.9 million in April 2021 based upon the investment management business having achieved a minimum run-rate of earnings before interest, tax, depreciation and amortization (as defined for the purpose of this computation) of $72.0 million as of December 31, 2020. The Compensation Committee of the Board of Directors had approved an allocation of 50% of the contingent consideration received from Wafra as incentive compensation to management, to be paid on behalf of certain employees to fund a portion of their share of capital contributions to the DBP funds as capital calls are made for these funds. Compensation expense is recognized over time based upon an estimated timeline for deployment of capital by the funds, adjusted as necessary to correspond to the actual timing of capital calls to be funded by the Company on behalf of management.
Wafra had customary minority rights and certain other structural protections designed to protect its interests, including redemption rights with respect to its investment in the investment management business and its funded commitments in certain digital funds. Wafra's redemption rights were subject to triggering events, including key person or cause events under the governing documents of certain digital funds.
Redemption of Strategic Investment in 2022
On May 23, 2022, pursuant to a purchase and sale agreement ("PSA") entered into with Wafra in April 2022: (a) the Company acquired Wafra's 31.5% interest in its investment management business; (b) Wafra’s entitlement to carried interest in DBP II was reduced from 12.6% to 7%; and (c) with certain limited exceptions, Wafra sold or gave up its right to invest in, or receive carried interest from, future investment management products, but except as otherwise provided, retained its investment in and its allocation of carried interest from existing investment management products.
Consideration for the redemption of Wafra's interest consisted of: (i) an upfront payment of $388.5 million in cash (after certain net cash adjustments) and 14,435,399 shares of the Company's Class A common stock valued at $348.8 million based upon the closing price of the Company's class A common stock on May 23, 2022; and (ii) Wafra's right to earn a contingent amount between $90 million and $125 million if the Company raises fee earning equity under management (as defined in the PSA) between $4 billion and $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 for portion earned in 2022 and March 2024 for any remaining portion earned in 2023, with up to 50% payable in shares of the Company's Class A common stock at the Company's election. Based upon the capital raised by the Company in 2022, $90 million is payable to Wafra in March 2023.
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
In connection with the redemption, the terms of the warrants previously issued to Wafra were amended, among other things, to provide for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature changed the classification of the warrants from equity to liability. The warrants were remeasured to fair value prior to reclassification in May 2022, with the increase in value recorded in equity to reduce additional paid-in capital. Subsequent changes in fair value of the warrant liability is recorded in earnings (Note 11).
The Company's redemption of Wafra's interest also resulted in the assumption of $5.2 million of deferred tax asset that now accrues to the Company.
Following the redemption, the Chief Investment Officer of Wafra, Adel Alderbas, will serve as a senior advisor to the Company for a period of three years.

Noncontrolling Interests in Investment Entities
DataBank Additional Investment
In January 2022, a shareholder of DataBank sold its equity interest to the Company and an existing investor, resulting in an additional $32.0 million investment by the Company in DataBank. Following this transaction and additional equity funded by the shareholders of DataBank in connection with its data center acquisition in March 2022 (Note 3), the Company's interest in DataBank increased from 20% to 21.8% (prior to recapitalization as discussed below).
DataBank Recapitalization
DataBank was partially recapitalized in the second half of 2022 through multiple sales of equity interest to new investors totaling $2.0 billion in cash. The Company's ownership interest in DataBank decreased from 21.8% (as noted above) to 11.0%. The Company's share of proceeds from the sale was $425.5 million, including its share of carried interest net of allocation to employees.
As the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. The difference between the book value of the Company's interest and its ownership based upon the current value of DataBank resulted in a reallocation from noncontrolling interests in investment entities to additional paid-in capital of $230.2 million.
The recapitalization transaction triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result of the accelerated vesting, $10 million of additional equity based compensation was recorded in 2022 based upon DataBank's original grant date fair value of these awards, of which $7.8 million was attributable to noncontrolling interests in investment entities.
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
Redemption of OP Units—The Company redeemed 100,220 OP Units in 2022 and 501,341 OP Units in 2021 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.
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
Marketable Equity Securities
Marketable equity securities with long positions of $155.9 million at December 31, 2022 and $201.9 million at December 31, 2021, included in equity investments (Note 5), and short positions of $40.9 million at December 31, 2022 and $38.0 million at December 31, 2021, included in other liabilities (Note 7), consist of publicly traded equity securities held largely by private open-end funds sponsored and consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and predominantly in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Debt Securities
At December 31, 2022, the CLO subordinated notes were carried at their recently issued price of $50.9 million (Note 5), which represents their current estimated fair value, classified as Level 3 of the fair value hierarchy. Fair value was determined using a benchmarking approach by looking to the implied credit spreads derived from observed prices on comparable CLO issuances in the fourth quarter of 2022, and also considering the current size and diversification of the CLO collateral pool and projected return on the subordinated notes.

Equity Investment of Consolidated Fund
A consolidated fund, investing alongside other affiliated managed funds, holds an indirect investment in a portfolio of loans. The investment has a fair value of $46.8 million at December 31, 2022, classified as Level 3 of the fair value hierarchy. Fair value was determined based upon discounted cash flow projections of distributions of principal and interest expected to be collected from the underlying loans, which include, but are not limited to, consideration of the financial standing and operating results of the borrowers, and applying a discount rate of 10.1%.
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
Fair values were $11.8 million (Note 16) at December 31, 2022 and $0.9 million at December 31, 2021 for derivative assets, included in other assets. There were no derivatives in a liability position at December 31, 2022 and 2021. At December 31, 2022, all derivative positions in both periods were non-designated hedges. Derivative notional amounts aggregated to the equivalent of $321.1 million at December 31, 2022 and $182.3 million at December 31, 2021 for foreign exchange contracts, and $2.0 billion at December 31, 2021 for interest rate contracts. There were no outstanding interest rate contracts at December 31, 2022.
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
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations, other than interest expense, as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Foreign currency contracts:
Designated contracts
Realized gain transferred from AOCI to earnings	$17,334	$58,727	$414
Unrealized gain transferred from AOCI to earnings	—	—	1,485
Non-designated contracts
Realized and unrealized gain (loss) in earnings (1)	17,092	889	(2,727)
Interest rate contracts:
Designated contracts
Interest expense (2)	—	20	24
Realized loss transferred from AOCI to earnings	—	(1,328)	—
Non-designated contracts
Realized and unrealized gain (loss) in earnings	11,533	(213)	(209)
__________
(1)    In 2022, includes unrealized gain on foreign currency contract entered into on behalf of sponsored fund, which has no net impact to the Company's earnings, as discussed in Note 16.
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
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in earnings. At December 31, 2022, the warrants, classified as Level 3 fair value, were valued at $17.7 million using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 40.8%; (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.16% per annum, derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrants decreased $63.7 million from its initial remeasurement in May 2022, recorded in other gain on the consolidated statement of operations.
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
Fair Value Option
The following discussion excludes loans receivable and equity method investments held for disposition which are addressed in Note 21.
Loans Receivable
Loans receivable held for investment are carried at fair value under the fair value option. At December 31, 2022, loans held for investments, which primarily consisted of an unsecured promissory note in connection with the sale of NRF Holdco (Note 22), had fair value totaling $137.9 million (unpaid principal balance, inclusive of paid-in-kind ("PIK") interest, of $167.8 million), classified as Level 3 in the fair value hierarchy. At December 31, 2021, loans held for investments, which primarily consisted of corporate loans and bank syndicated loans then warehoused by the Company, had fair value totaling $173.9 million (unpaid principal balance, inclusive of PIK interest, of $173.5 million), of which $91.0 million was classified as Level 2 and $82.9 million as Level 3 in the fair value hierarchy. During 2022, all of the warehoused loans were either transferred to the Company's new sponsored fund or securitized into a third party sponsored CLO (Note 5).
Fair value of Level 3 loans held for investment were determined based upon discounted cash flow projections of principal and interest expected to be collected, which include, but are not limited to, consideration of the financial standing and operating results of the borrower, and applying discount rates ranging between 10.0% to 10.5% at December 31, 2022 and 8.9% to 10.0% at December 31, 2021. Level 2 loans held for investment at December 31, 2021 represent bank syndicated loans for which fair value was obtained from a reputable pricing service and was based upon quotations from dealers who act as market makers for these loans.

There were no loans that were 90 days or more past due as to principal or interest at December 31, 2022 and December 31, 2021. As of December 31, 2022, one loan with fair value of $4.6 million and unpaid principal balance of $5.8 million has been placed on nonaccrual.
Equity Method Investments
At December 31, 2022 and 2021, there were no equity method investments under the fair value option other than investments held for disposition (Note 21). One equity method investment that was under the fair value option is accounted for as a marketable equity security beginning May 2021 following a merger of the investee into a special purpose acquisition company.
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss) for loans receivable and equity method earnings (losses) for equity method investments.

		Fair Value Option		Equity Investment of Consolidated Fund
(In thousands)	AFS Debt Securities	Loans Held for Investment	Equity Method Investments
Fair value at December 31, 2020	$—	$36,798	$28,540	$—
Purchases, originations, drawdowns and contributions	—	61,026	—	—
Paydowns, distributions and sales	—	(16,470)	(9,174)	—
Change in accounting method for equity interest	—	—	(27,626)	—
Change in accrued interest and capitalization of paid-in-kind interest	—	1,761	—	—
Realized and unrealized gain (loss) in earnings, net	—	(185)	8,260	—
Fair value at December 31, 2021	$—	$82,930	$—	$—

Net unrealized loss in earnings on instruments held at December 31, 2021	$—	$(1,114)	$—	$—

Fair value at December 31, 2021	$—	$82,930	$—	$—
Purchases, originations, drawdowns and contributions	50,927	371,415	—	35,566
Paydowns, distributions and sales	—	(159,501)	—	—
Transfer of warehoused loans to sponsored fund	—	(123,312)	—	—
Consolidation of sponsored fund	—	—	—	10,536
Change in accrued interest and capitalization of paid-in-kind interest	—	5,814	—	—
Realized and unrealized gain (loss) in earnings, net	—	(39,401)	—	668
Fair value at December 31, 2022	$50,927	$137,945	$—	$46,770

Net unrealized gain (loss) in earnings on instruments held at December 31, 2022	$—	$(29,311)	$—	$668
Investment Carried at Fair Value Using Net Asset Value
The Company has an investment in a non-traded healthcare REIT of $34.5 million at December 31, 2022 and $44.6 million at December 31, 2021, with no commitment for any further investment in the future. The investment is valued based upon actual or estimated NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment. Impairment is discussed in Note 5 for equity investments and Note 21 for assets held for disposition.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,171
Convertible and exchangeable senior notes	304,513	—	—	304,513	276,741
Investment-level secured debt	—	3,268,508	944,984	4,213,492	4,587,228
December 31, 2021
Liabilities
Debt at amortized cost
Secured fund fee revenue notes	$—	$—	$291,394	$291,394	$291,394
Convertible and exchangeable senior notes	716,970	—	—	716,970	334,264
Investment-level secured debt	—	3,598,655	655,270	4,253,925	4,234,744
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
Operating Subsidiary
The Company's operating subsidiary, OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in OP, acts as the managing member of OP and exercises full responsibility, discretion and control over the day-to-day management of OP. The noncontrolling interests in OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities, earnings (losses), and cash flows of OP represent substantially all of the total consolidated assets and liabilities, earnings (losses), and cash flows of the Company.
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $94.7 million at December 31, 2022 and $53.1 million at December 31, 2021. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated private funds. At December 31, 2022 and December 31, 2021, the consolidated private funds had total assets of $274.2 million and $230.6 million, respectively, and total liabilities of $79.6 million and $63.0 million, respectively, made up primarily of cash, marketable equity securities, unsettled trades, and other equity investment.
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $748.4 million at December 31, 2022 and $382.7 million at December 31, 2021, included in equity investments, and $1.0 million at December 31, 2022 and $45.4 million at December 31, 2021, included within assets held for disposition.
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
Unconsolidated Securitizations—The Company does not consolidate the assets and liabilities of CLOs or collateralized debt obligations ("CDOs") in which the Company has an interest but does not retain the collateral management function. The Company’s exposure to loss is limited to its investment in these CLOs of $50.9 million at December 31, 2022, or CDOs of $30.2 million at December 31, 2021, previously presented as debt securities within assets held for disposition prior to disposition of the CDOs in February 2022 (Note 21).
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
The Company had owned all of the common stock of the Trusts but did not consolidate the Trusts as the holders of the preferred securities issued by the Trusts were the primary beneficiaries of the Trusts. The Company had accounted for its interest in the Trusts under the equity method and its maximum exposure to loss was limited to its investment carrying value of $3.7 million at December 31, 2021. The Trusts were recorded as equity investments and the junior subordinated notes as debt, both previously classified as held for disposition (Note 21).

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations.

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net income (loss) allocated to common stockholders
Loss from continuing operations	$(421,293)	$(216,823)	$(591,088)
Loss from continuing operations attributable to noncontrolling interests	209,589	144,184	155,340
Loss from continuing operations attributable to DigitalBridge Group, Inc.	(211,704)	(72,639)	(435,748)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	(110,093)	(237,458)	(2,240,011)
Preferred stock repurchases/redemptions (Note 9)	1,098	(4,992)	—
Preferred dividends	(61,567)	(70,627)	(75,023)
Net loss attributable to common stockholders	(382,266)	(385,716)	(2,750,782)
Net income allocated to participating securities	(34)	—	(1,250)
Net loss allocated to common stockholders—basic	(382,300)	(385,716)	(2,752,032)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—
Net loss allocated to common stockholders—diluted	$(382,300)	$(385,716)	$(2,752,032)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	154,495	122,864	118,389
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—
Weighted average number of common shares outstanding—diluted	154,495	122,864	118,389
Income (loss) per share—basic
Loss from continuing operations	$(1.76)	$(1.21)	$(4.33)
Loss from discontinued operations	(0.71)	(1.93)	(18.92)
Net loss attributable to common stockholders per common share—basic	$(2.47)	$(3.14)	$(23.25)
Income (loss) per share—diluted
Loss from continuing operations	$(1.76)	$(1.21)	$(4.33)
Loss from discontinued operations	(0.71)	(1.93)	(18.92)
Net loss attributable to common stockholders per common share—diluted	$(2.47)	$(3.14)	$(23.25)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the years ended December 31, 2022, 2021 and 2020, the effect of adding back interest expense of $16.6 million, $54.7 million and $29.9 million, respectively, and 12,901,700, 33,849,100 and 21,869,600 of weighted average dilutive common share equivalents, respectively. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 8) for the year ended December 31, 2022.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 15) with weighted average shares of 1,298,900, 2,712,700 and 1,444,200 for the years ended December 31, 2022, 2021 and 2020, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 1,742,800, 2,659,400 and 215,500 for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At December 31, 2022, 2021 and 2020, 12,628,900, 12,613,800 and 12,769,200 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
14. Fee Income
The following table presents the Company's fee income by type, excluding amounts classified as discontinued operations (Note 22).

	Year Ended December 31,
(In thousands)	2022	2021	2020
Management fees	$169,922	$168,618	$78,421
Incentive fees	—	7,174	35
Other fees	2,751	5,034	4,899
Total fee income	$172,673	$180,826	$83,355

Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts. Management fees are calculated generally at contractual rates ranging from 0.2% per annum to 1.5% per annum of investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital; or net asset value for vehicles in the Liquid Strategies.
Incentive Fees—The Company is entitled to incentive fees from sub-advisory accounts in its Liquid Strategies. Incentive fees are determined based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of the incentive fees earned by the Company is allocable to senior management, investment professionals, and certain other employees of the Company, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies.
15. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2022, an aggregate 21.3 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period that coincides with the recipients' term of service. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. Fair value of RSUs are based on the Company's class A common stock price on grant date. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met.
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
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield was zero for the March 2022 and 2021 PSU awards as common dividends were suspended beginning the second quarter of 2020 and reinstated in the third quarter of 2022.
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
(3)    Based upon the Company's most recently issued dividend prior to grant date and closing price of the Company's class A common stock on grant date. Expected dividend yield was zero for the June 2022 award as common dividends were suspended beginning the second quarter of 2020 and reinstated in the third quarter of 2022.
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

Equity-based compensation cost, excluding amounts related to businesses presented as discontinued operations (Note 22), is included in the following line items on the consolidated statement of operations. Separately, additional compensation expense was also recorded in connection with the DataBank recapitalization transaction, as described in Note 10.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Compensation expense (including $(410) net reversal, $1,194 and $568 expense related to dividend equivalent rights)	$33,441	$38,268	$22,892
Administrative expense	1,422	222	—
	$34,863	$38,490	$22,892
In 2022, the amended employment agreements for certain senior executives provided for continued vesting of their outstanding equity awards notwithstanding the expiration of their employment term. This modification resulted in a revaluation of their equity awards, which decreased cumulative compensation expense recognized by $3.3 million. There were no equity award modifications in connection with continuing operations in 2021 and 2020.
Changes in the Company’s unvested equity awards are summarized below, after giving effect to the Company's one-for-four reverse stock split in August 2022.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2021	2,047,566	2,615,314	25,437	2,397,391	2,621,850	9,707,558	$14.74	$10.05
Granted	1,154,652	125,000	61,079	—	185,674	1,526,405	30.48	24.52
Vested	(1,465,812)	(115,314)	(66,458)	—	(382,589)	(2,030,173)	17.48	18.28
Forfeited	(29,732)	—	—	—	(535,348)	(565,080)	7.31	26.03
Unvested shares and units at December 31, 2022	1,706,674	2,625,000	20,058	2,397,391	1,889,587	8,638,710	17.84	10.84
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, was $53.9 million in 2022, $68.3 million in 2021 and $17.9 million in 2020.
At December 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $39.5 million, which is expected to be recognized over a weighted average period of 1.6 years. This excludes $18.8 million of unvested RSUs that are not currently probable of achieving their performance conditions and have a remaining performance measurement period of 1.4 years.
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
The BRSP equity awards granted by the Company to its employees fully vested and accelerated upon termination of the management contract in April 2021. Equity-based compensation expense related to managed company awards was $5.3 million in 2021 and $2.1 million in 2020, with a corresponding amount recognized in other income, all of which were reflected in discontinued operations (Note 22).
16. Transactions with Affiliates
Affiliates include (i) private funds and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following, excluding amounts related to discontinued operations that are presented as assets held for disposition (Note 21):

(In thousands)	December 31, 2022	December 31, 2021
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$35,010	$41,859
Cost reimbursements and recoverable expenses	7,031	7,317
Employees and other affiliates	3,319	54
	$45,360	$49,230
Due to Affiliates (Note 7)
Investment vehicles—Derivative obligation	$11,793	$—
Employees and other affiliates	658	—
	$12,451	$—
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 14, except for amounts included within discontinued operations (Note 22) and assets held for disposition (Note 21). Substantially all fee income are from affiliates, other than primarily fees from sub-advisory accounts.
Cost Reimbursements and Recoverable Expenses —The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to the formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles.
Such cost reimbursements and recoverable expenses, included in other income, totaled $4.3 million in 2022, $10.2 million in 2021 and $8.8 million in 2020.
Separately, reimbursements of direct and indirect operating costs for managing the operations of BRSP prior to termination of the BRSP management agreement in April 2021 were reflected in other income within discontinued operations (Note 22).
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
In the second half of 2022, the Company transferred all of its warehoused loans and the investment in TowerCo to its new sponsored funds and received an aggregate return of capital of $413.2 million, inclusive of holding fees.
Derivative Obligations of Sponsored Fund—In the third quarter of 2022, the Company, in its capacity as general partner and for the benefit of its sponsored fund, entered into foreign currency forward contracts to economically hedge the foreign currency exposure of an investment commitment of its sponsored fund (Note 11). The investment committee of the sponsored fund has ratified the fund's responsibility and obligation to assume all resulting liabilities and benefits from the foreign currency contracts effective from trade date through the novation of the contracts to the fund, which occurred in January 2023. At December 31, 2022, the foreign currency contracts were in an unrealized gain position. The Company recorded a payable in due to affiliates to reflect the fund's obligation to assume the resulting asset from the foreign currency contracts, with a corresponding loss recorded in the consolidated income statement. Accordingly, there is no net effect to the Company's earnings resulting from these foreign currency contracts.
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
As a result of the personal investments made by Messrs. Ganzi and Jenkins in DataBank and Vantage SDC prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC (Note 3) and the acquisition of additional interest in DataBank from an existing investor in January 2022.
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet, in the amount of $70.4 million at December 31, 2022 and $20.8 million at December 31, 2021. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $65.0 million in 2022, $17.6 million in 2021 and $3.2 million in 2020. Additionally, in connection with the DataBank recapitalization (Note 10), Messrs. Ganzi and Jenkins received realized carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate is not deemed a compensatory arrangement. Such equity interest represent noncontrolling interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $17.7 million at December 31, 2022 and $19.5 million at December 31, 2021, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income was $2.2 million in 2022, $2.1 million in 2021 and $0.8 million in 2020. These amounts are reflected in net income (loss) attributable to noncontrolling interests and exclude their share of carried interest allocation, which is reflected in compensation expense (reversal)—carried interest.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $2.7 million in 2022, $3.0 million in 2021 and $1.8 million in 2020.
Investment Venture—Pursuant to an investment agreement entered into between a subsidiary of the Company and Thomas J. Barrack, the Company's former Executive Chairman, effective April 1, 2021, the Company invested $26.0 million in Mr. Barrack's newly formed investment entity (the “Venture”), which entitles the Company to a portion of carried interest payable to Mr. Barrack from the Venture. Following subsequent events which significantly reduced the likelihood that fundraising by the Venture will sufficiently support its value, the Company determined that its investment would likely not be recoverable and wrote off its investment as of June 30, 2021.

Advancement of Expenses—Effective April 1, 2021, Mr. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $27.6 million in 2022 and $5.6 million in 2021.
17. Income Taxes
As discussed in Note 1, commencing with the taxable year ended December 31, 2022, the Company is taxed as a C Corporation, except for subsidiaries that have elected or anticipate electing REIT status. Given the availability of significant capital loss and NOL carryforwards, the Company’s transition from a REIT to a taxable C Corporation, in and of itself, did not result in significant incremental current income tax expense in 2022. The Company's primary source of income subject to tax remains its investment management business, which was already subject to tax previously through its TRS.
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense), excluding amounts related to discontinued operations (Note 22), are as follows.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$3,935	$3,355	$(3,019)
State and local	(1,143)	(20)	(104)
Foreign	(864)	(347)	(327)
Total current tax benefit (expense)	1,928	2,988	(3,450)
Deferred
Federal	(13,734)	94,659	41,603
State and local	(2,405)	2,491	8,910
Foreign	744	400	—
Total deferred tax benefit (expense)	(15,395)	97,550	50,513
Income tax benefit (expense) on continuing operations	$(13,467)	$100,538	$47,063
The Company has no income tax benefits recognized for uncertain tax positions.

Deferred Income Tax Asset and Liability
Deferred tax asset and deferred tax liability are presented within other assets, and accrued and other liabilities, respectively.
The components of deferred tax asset and deferred tax liability are as follows, excluding amounts in connection with assets held for disposition.

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax asset
Capital losses (1)	$252,904	$—
Net operating losses (2)	92,224	21,552
Investment in partnerships	317,048	—
Equity-based compensation	11,856	11,486
Real estate, leases and related intangible liabilities	3,987	14,853
Deferred income	2,086	535
Deferred interest expense	5,556	1,799
Lease liability—corporate offices	16,130	19,295
Other	5,847	—
Gross deferred tax asset	707,638	69,520
Valuation allowance	(679,057)	(12,766)
Deferred tax asset, net of valuation allowance	28,581	56,754
Deferred tax liability
Investment in partnerships	—	22,399
Real estate, leases and related intangible assets	3,026	—
Other intangible assets	11,754	5,528
ROU lease asset—corporate offices	11,376	14,274
Other	381	7,857
Gross deferred tax liability	26,537	50,058
Net deferred tax asset	$2,044	$6,696
__________
(1)    At December 31, 2022, deferred tax asset was recognized on capital losses of $1.0 billion, which expire between 2024 and 2027, with full valuation allowance established.
(2)     At December 31, 2022 and 2021, deferred tax asset was recognized on NOL of $378.7 million and $89.8 million, respectively, for which full valuation allowance was established in 2022 and partial in 2021. NOL, which is largely attributable to U.S. federal losses incurred after December 31, 2017, can be carried forward indefinitely.
Valuation Allowance
Changes in the deferred tax asset valuation allowance are presented below, which include activities classified as continuing and discontinued operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$12,766	$1,852	$—
Addition	666,291	33,756	1,852
Utilization, expiration and/or reversal	—	(22,842)	—
Ending balance	$679,057	$12,766	$1,852

In 2022, significant deferred tax assets were recognized with an offsetting valuation allowance. As a result of the Company's transition to a taxable C Corporation, $400.2 million of deferred tax asset was recognized as of January 1, 2022 related principally to capital loss carryforwards and outside basis difference in DBRG's interest in the OP, and $134.2 million was recorded during the year related to changes in DBRG’s interest in the OP that were treated as equity transactions. Outside basis difference in investment in partnerships along with NOL generated by a subsidiary during the year further contributed to the deferred tax asset balance in 2022. At December 31, 2022, it was determined that the realizability of these deferred tax assets did not meet the more-likely-than-not threshold, and consequently, a full valuation allowance was established against these deferred tax assets. In assessing realizability, the Company determined that there were no prudent and feasible tax planning strategies that the Company could employ to reasonably assure the future realizability of its carryforward losses and other deferred tax assets. In the absence of tax planning strategies and given the Company’s history of cumulative operating losses, which was largely a product of the recent transition in the Company's business, it was difficult to overcome the resulting uncertainties over the Company’s ability to generate future taxable income to realize these deferred tax assets. In future periods, if the realizability of all or some portion of these deferred tax assets becomes more likely than not, the associated valuation allowance would be reversed as a deferred tax benefit.
Foreign Subsidiary Earnings
The Company has evaluated all unremitted earnings of its foreign subsidiaries, which may be repatriated at the Company’s election, and has not recorded any deferred tax liability as no material taxes are expected to be due if and when these amounts are repatriated.
Effective Income Tax
The Company's income tax benefit attributable to continuing operations varied from the amount computed by applying the statutory income tax rate to loss from continuing operations before income taxes. The following table presents a reconciliation of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Loss from continuing operations before income taxes	$(407,826)	$(317,361)	$(638,151)
Loss from continuing operations before income taxes attributable to pass-through subsidiaries	NA	198,180	386,352
Loss from continuing operations before income taxes attributable to taxable subsidiaries	(407,826)	(119,181)	(251,799)
Federal income tax benefit at statutory tax rate (21%)	85,643	25,028	52,878
State and local income taxes, net of federal income tax benefit	23,944	3,721	3,008
Foreign income tax differential	782	(86)	—
Noncontrolling interests	(44,014)	—	—
Separately taxable subsidiaries of OP	21,226	—	—
Change in ownership of OP, including equity reallocation (Note 2)	(2,838)	—	—
Equity-based compensation	1,971	1,814	(4,121)
DataBank REIT election	—	79,547	—
Valuation allowance (1)	(95,344)	(10,914)	(1,852)
Other, net	(4,837)	1,428	(2,850)
Income tax benefit (expense) on continuing operations	$(13,467)	$100,538	$47,063
__________
(1)     Excludes changes in valuation allowance related to the Company's transition to taxable C Corporation as of January 1, 2022, outside basis difference in changes in DBRG’s interest in the OP that were treated as equity transactions, and other activities associated with discontinued operations.
In 2021, the Company's DataBank subsidiary completed a restructuring of its operations to qualify as a REIT and elected REIT status for U.S. federal income tax purposes for the 2021 taxable year. As a result, DataBank recorded a net deferred tax benefit of $66.8 million in 2021, reflecting principally the write-off of its deferred tax liabilities. As a REIT, DataBank is generally not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes such taxable income to its stockholders and maintains certain asset and income requirements. However, DataBank continues to be subject to U.S. federal income taxes on income earned by its taxable subsidiaries.

Tax Examinations
The Company is no longer subject to new income tax examinations by tax authorities for years prior to 2018.
18. Segment Reporting
The Company conducts its business through two reportable segments: (i) Investment Management (formerly, Digital Investment Management); and (ii) Operating (formerly, Digital Operating), the Company's direct co-investment in digital infrastructure assets held by its portfolio companies.
•Investment Management —This segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. The amount of incentive fees and carried interest recognized, a portion of which is allocated to employees, may be highly variable from period to period. Through the end of May 2022, earnings from the Investment Management segment were attributed 31.5% to Wafra prior to the Company's redemption of Wafra's interest in the investment management business (as discussed further in Note 10).
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate operating companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at December 31, 2022 and 20% at December 31, 2021); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at December 31, 2022 and 2021). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) digital investment vehicles, the largest of which is in the DBP flagship funds, and seed investments in liquid securities and other potential new strategies; and (ii) remaining non-digital investments, primarily in BRSP. Outside of its general partner interests, the Company's other equity interests in its sponsored and/or managed digital investment vehicles are considered to be incidental to its investment management business. The primary economics to the Company are represented by fee income and carried interest as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised. At this time, the remaining non-digital investments are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term. These other investment activities generate largely equity method earnings or losses and to a lesser extent, revenues in the form of interest income or dividend income from warehoused investments and consolidated investment vehicles. Effective the third quarter of 2021, these activities are no longer presented separately as the Digital Other and Other segments, which is consistent with and reflects management's focus on its core digital operations and overall simplification of the Company's business. This change in segment presentation is reflected retrospectively.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for administrative use, compensation expense not directly attributable to reportable segments, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic attribution, have been attributed to each of the reportable segments. As segment results are presented before elimination of intercompany fees, elimination adjustment pertains to fee income earned by the Investment Management segment from third party capital in investment vehicles managed by the Company and consolidated within the Operating segment and in Corporate and Other. Such adjustments amounted to $3.4 million, $6.6 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Segment Results of Operations
The following table summarizes results of operations of the Company's reportable segments, including reconciliation to the consolidated statement of operations.

(In thousands)	Investment Management	Operating	Corporate and Other	Total
Year Ended December 31, 2022
Total revenues	$182,045	$884,874	$77,653	$1,144,572
Property operating expense	—	(376,255)	(13,190)	(389,445)
Interest expense	(10,872)	(159,409)	(28,217)	(198,498)
Investment expense and transaction costs	(9,007)	(24,338)	(10,671)	(44,016)
Depreciation and amortization	(22,155)	(532,640)	(22,116)	(576,911)
Compensation expense, including $202,286 of incentive fee and carried interest compensation	(303,719)	(90,505)	(53,319)	(447,543)
Administrative expense	(21,515)	(30,915)	(70,754)	(123,184)
Other loss, net	(3,341)	(808)	(166,406)	(170,555)
Equity method earnings, including carried interest	382,463	—	15,291	397,754
Income tax benefit (expense)	(7,815)	(335)	(5,317)	(13,467)
Income (loss) from continuing operations	186,084	(330,331)	(277,046)	(421,293)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	69,884	(53,178)	(228,410)	(211,704)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(110,093)
Net loss attributable to DigitalBridge Group, Inc.				$(321,797)

Year Ended December 31, 2021
Total revenues	$191,682	$763,199	$10,918	$965,799
Property operating expense	—	(316,178)	—	(316,178)
Interest expense	(4,766)	(125,387)	(56,796)	(186,949)
Investment expense and transaction costs	(3,423)	(21,835)	(8,780)	(34,038)
Depreciation and amortization	(26,736)	(495,342)	(17,617)	(539,695)
Compensation expense, including $65,890 of incentive fee and carried interest compensation	(136,945)	(76,213)	(88,717)	(301,875)
Administrative expense	(21,683)	(36,867)	(50,940)	(109,490)
Other gain (loss), net	797	(1,293)	(20,916)	(21,412)
Equity method earnings, including carried interest	101,811	—	124,666	226,477
Income tax benefit (expense)	(9,822)	79,075	31,285	100,538
Income (loss) from continuing operations	90,915	(230,841)	(76,897)	(216,823)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	51,531	(36,664)	(87,506)	(72,639)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(237,458)
Net loss attributable to DigitalBridge Group, Inc.				$(310,097)

(In thousands)	Investment Management	Operating	Corporate and Other	Total
Year Ended December 31, 2020
Total revenues	$85,782	$313,283	$17,365	$416,430
Property operating expense	—	(119,729)	(105)	(119,834)
Interest expense	—	(77,976)	(42,853)	(120,829)
Investment expense and transaction costs	(204)	(6,704)	(11,925)	(18,833)
Depreciation and amortization	(26,056)	(210,188)	(4,776)	(241,020)
Impairment loss	(3,832)	—	(21,247)	(25,079)
Compensation expense, including $1,906 of incentive fee and carried interest compensation	(47,959)	(37,005)	(93,094)	(178,058)
Administrative expense	(9,724)	(14,960)	(54,082)	(78,766)
Settlement and other gain (loss), net	169	(245)	(11,507)	(11,583)
Equity method earnings (losses), including carried interest	13,039	—	(273,618)	(260,579)
Income tax benefit (expense)	(60)	21,461	25,662	47,063
Income (loss) from continuing operations	11,155	(132,063)	(470,180)	(591,088)
Net income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	10,423	(20,903)	(425,268)	(435,748)
Net loss from discontinued operations attributable to DigitalBridge Group, Inc.				(2,240,011)
Net loss attributable to DigitalBridge Group, Inc.				$(2,675,759)
Total assets and equity method investments of reportable segments, including reconciliation to the consolidated balance sheet, are summarized as follows:

	December 31, 2022		December 31, 2021
(In thousands)	Total Assets	Equity Method Investments	Total Assets	Equity Method Investments
Investment Management	$875,422	$393,414	$655,152	$140,027
Operating	8,149,171	—	7,608,451	—
Corporate and Other	1,946,384	576,840	2,257,598	533,069
	10,970,977	970,254	10,521,201	673,096
Assets held for disposition related to discontinued operations	57,526	54,495	3,676,615	182,552
	$11,028,503	$1,024,749	$14,197,816	$855,648
Geography
Geographic information about the Company's total income from continuing operations and long-lived assets, excluding assets held for disposition, are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Total income by geography:
United States	$1,494,713	$1,112,265	$382,920
Europe	58,548	18,147	1,442
Other	45,090	51,679	17,126
Total (1)	$1,598,351	$1,182,091	$401,488

(In thousands)	December 31, 2022	December 31, 2021
Long-lived assets by geography:
United States	$6,566,576	$5,792,711
Europe	95,217	109,555
Other	720,282	633,618
Total (2)	$7,382,075	$6,535,884
__________
(1)    Total income includes the Company's share of earnings and losses from its equity method investments, including carried interest, but excludes the Company's impairment of equity method investments of $60.4 million in 2022 and $254.5 million in 2020 (no impairment in 2021). Total income excludes cost reimbursement income from affiliates (Note 16), presented within other income, and income from discontinued operations (Note 22).

(2)    Long-lived assets include real estate held for investment, lease related intangible assets, operating lease right-of-use assets and fixed assets, and exclude financial instruments, goodwill, non-lease related intangible assets and assets held for disposition.
19. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of December 31, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Leases
As lessee, the Company's leasing arrangements are composed of (i) leases on investment properties, consisting primarily of finance and operating leases on powered shell spaces for data centers, an air rights operating lease, lease on data center equipment, and operating ground leases; and (ii) operating leases for corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2022, excluding leases on investment properties held for disposition, was 10.4 years for finance leases on investment properties, 9.7 years for operating leases on investment properties and 5.7 years for operating leases on corporate offices.
The following table summarizes total lease cost for operating leases and finance leases, excluding leases on investment properties classified as discontinued operations.

	Year Ended December 31,
	2022		2021		2020
(In thousands)	Investment Properties	Corporate Offices	Investment Properties	Corporate Offices	Investment Properties	Corporate Offices
Operating leases: (1)
Fixed lease expense	$69,292	$7,090	$63,356	$7,010	$18,456	$9,005
Variable lease expense	13,981	2,073	14,897	1,829	5,612	1,986
Total operating lease cost	$83,273	$9,163	$78,253	$8,839	$24,068	$10,991

Finance leases:
Interest expense	$8,519	NA	$8,936	NA	$414	NA
Amortization of ROU lease asset	11,648	NA	11,648	NA	475	NA
Total finance lease cost	$20,167	NA	$20,584	NA	$889	NA
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

The table below presents the Company's future lease commitments at December 31, 2022, determined using weighted average discount rates of 6.2% for finance leases on investment properties, 6.6% for operating leases on investment properties, excluding properties held for disposition, and 4.9% for operating leases on corporate offices:

(In thousands)	Finance Leases	Operating Leases
Year Ending December 31,	Investment Properties	Investment Properties	Corporate Offices
2023	$15,942	$53,090	$8,709
2024	16,332	51,519	8,934
2025	16,735	41,053	8,071
2026	17,312	37,711	7,346
2027	17,773	36,760	6,402
2028 and thereafter	101,782	232,882	7,423
Total lease payments	185,876	453,015	46,885
Present value discount	(50,252)	(167,082)	(6,388)
Finance / Operating lease liability	$135,624	$285,933	$40,497
Commitments on Future Leases
At December 31, 2022, the Company had operating lease commitments on two corporate office spaces commencing in 2023, including one assumed through the acquisition of InfraBridge in February 2023. The fixed lease payments (undiscounted) total $21.4 million over a 9.7 year weighted average lease term.
Tenant Allowance
In connection with DataBank’s acquisition of a data center portfolio in March 2022 (Note 3), DataBank and the seller concurrently entered into a master lease agreement which provides that the seller leases from DataBank land acquired in the transaction. If the seller does not exercise its rights to early terminate the lease, the seller is obligated to develop a data center facility on a portion of the acquired land and DataBank is committed to provide the seller a tenant allowance of up to $37.5 million to finance the construction. In December 2022, the seller waived its right to terminate the lease with respect to the portion of the land subject to development. The seller will be responsible for undertaking the construction and any resulting overages. Title to the to-be constructed building, improvements and fixtures will be vested in the seller for the duration of the lease and transfers to DataBank thereafter. The timing of funding of DataBank’s commitment to the seller will be based on agreed upon milestones, with construction to be completed no later than January 1, 2026. DataBank expects to fund its commitment through future debt drawdowns.

20. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2022	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $3,206, $1,567 and $852	$219,851	$444,365	$392,004
Cash received, net of cash paid, for income taxes	11,747	5,927	39,151
Operating lease payments	72,891	66,858	31,138
Finance lease payments	15,672	15,346	889
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(10,599)	$175,782	$106,696
Net cash provided by (used in) investing activities of discontinued operations	(23,375)	1,021,239	1,029,647
Net cash used in financing activities of discontinued operations	(18,706)	(658,831)	(940,441)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,491	$15,759	$18,516
Improvements in operating real estate in accrued and other liabilities	76,832	17,926	27,096
Receivable from loan repayments and asset sales	16,824	14,045	1,858
Operating lease right-of-use assets and lease liabilities established	28,328	31,032	262,169
Finance lease right-of-use assets and lease liabilities established	—	—	148,974
Redemption of OP Units for common stock	341	4,647	7,757
Redemption of redeemable noncontrolling interest for common stock	348,759	—	—
Exchange of notes into shares of Class A common stock	60,317	161,261	—
Assets and liabilities of investment entities liquidated or conveyed to lender (1)	—	—	172,927
Assets consolidated from real estate acquisitions, net of cash and restricted cash	—	—	5,399,611
Liabilities assumed in real estate acquisitions	—	—	1,854,760
Noncontrolling interests assumed in real estate acquisitions	—	—	366,136
Debt assumed by buyer in sale of real estate	—	44,148	—
Seller Note received in sale of NRF Holdco equity	154,992	—	—
Loan receivable relieved in exchange for equity investment acquired	20,676	—	—
Assets disposed in sale of equity of investment entities or sale by receiver	4,689,188	5,263,443	395,351
Liabilities disposed in sale of equity of investment entities or sale by receiver	3,948,016	4,291,557	235,425
Assets of investment entities deconsolidated (2)	—	351,022	80,921
Liabilities of investment entities deconsolidated (1)	—	—	—
Noncontrolling interests of investment entities sold or deconsolidated (2)	415,098	1,080,134	—
__________
(1)    The Company indirectly conveyed the equity of certain of its wellness infrastructure borrower subsidiaries to an affiliate of the lender, which released the Company from all rights and obligations with respect to the assets and previously defaulted debt of these subsidiaries..
(2)    Represents deconsolidation of noncontrolling interests upon sale of the Company's equity interests in investment entities (Note 22).

21. Assets and Related Liabilities Held for Disposition
Total assets and related liabilities held for disposition are summarized below, all of which relate to discontinued operations (Note 22). At December 31, 2022, these were composed of remaining equity investments excluded from the December 2021 OED sale. At December 31, 2021, also included are assets and liabilities held by NRF Holdco, related primarily to the Wellness Infrastructure business prior to its sale in February 2022.

(In thousands)	December 31, 2022	December 31, 2021
Assets
Restricted cash	$—	$65,022
Real estate, net	—	3,079,416
Loans receivable	—	55,878
Equity and debt investments	57,387	250,246
Deferred leasing costs and other intangible assets, net	—	118,300
Other assets	139	100,720
Due from affiliates	—	7,033
Total assets held for disposition	$57,526	$3,676,615

Liabilities
Debt, net (1)	$—	$2,869,360
Lease intangibles and other liabilities	380	219,339
Total liabilities related to assets held for disposition	$380	$3,088,699
__________
(1)    Represents debt related to assets held for disposition that was assumed by the acquirer upon sale of the assets. At December 31, 2021, included the 5.375% exchangeable senior notes and junior subordinated debt (as described in Note 12) which were obligations of NRF Holdco as the issuer.
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
2022
At December 31, 2022, there were no assets held for sale that were measured at fair value on a nonrecurring basis.
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
Recurring Fair Value of Assets Classified as Held for Disposition and Discontinued Operations
Equity Investments Carried at NAV—These include equity interest in a private fund and prior to its disposition as part of NRF Holdco in February 2022, investment in a Company-sponsored non-traded REIT, amounting to $2.9 million at December 31, 2022 and $31.2 million at December 31, 2021.
Equity Method Investments under Fair Value Option—Equity method investments under the fair value option of $44.5 million at December 31, 2022 and $79.3 million at December 31, 2021 were measured based upon indicative sales price, classified as Level 3 fair value.

Loans Receivable under Fair Value Option—There were no loans held for disposition at December 31, 2022. At December 31, 2021, the loan held for disposition represents a component of the overall sales price for NRF Holdco, which was disposed in February 2022.
Debt Securities—Prior to the sale of NRF Holdco in February 2022, the Company had investments in debt securities, composed of AFS N-Star CDO bonds, which were subordinate bonds retained by NRF Holdco in its sponsored CDOs. The CDO bonds were collateralized primarily by commercial real estate debt and securities.
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
Level 3 Recurring Fair Values
The following table presents changes in recurring Level 3 fair value assets held for disposition. Realized and unrealized gains (losses) are included in AOCI for AFS debt securities, other gain (loss) for loans receivable and equity method losses for equity method investments, all of which are presented in discontinued operations (Note 22).

		Fair Value Option
(In thousands)	AFS Debt Securities Held for Disposition	Loans Held for Disposition	Equity Method Investments Held for Disposition
Fair value at December 31, 2020	$28,576	$1,258,539	$153,259
Purchases, drawdowns, contributions and accretion	10,049	19,070	8
Paydowns, distributions and sales	(1,569)	(440,646)	(12,594)
Change in accrued interest and capitalization of paid-in-kind interest	—	5,801	—
Allowance for credit losses	(194)	—	—
Realized and unrealized losses in earnings, net	—	(92,701)	(29,961)
Deconsolidation of investment entities (Note 20)	—	(647,218)	(27,402)
Other	—	(7,088)	—
Other comprehensive loss (1)	(331)	(39,879)	(4,001)
Fair value at December 31, 2021	$36,531	$55,878	$79,309

Net unrealized gains (losses) on instruments held at December 31, 2021
In earnings	$—	$—	$(28,216)
In other comprehensive loss	$(331)	N/A	N/A

Fair value at December 31, 2021	$36,531	$55,878	$79,309
Purchases, drawdowns, contributions and accretion	195	—	—
Paydowns, distributions and sales	(36,726)	(54,490)	(10,183)
Change in accrued interest and capitalization of paid-in-kind interest	—	(1,013)	—
Realized and unrealized losses in earnings, net	—	(375)	(19,845)
Other comprehensive loss (1)	—	—	(4,822)
Fair value at December 31, 2022	$—	$—	$44,459

Net unrealized gains (losses) on instruments held at December 31, 2022
In earnings	$—	$—	$(19,845)
In other comprehensive loss	$—	N/A	N/A
__________
(1)    Amounts recorded in OCI for loans receivable and equity method investments represent foreign currency translation of the Company's foreign subsidiaries that hold the respective foreign currency denominated investments.

22. Discontinued Operations
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

Income (loss) from discontinued operations is presented below.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Property operating income	$69,202	$737,282	$1,217,236
Fee income	9,797	58,197	94,399
Interest income	1,075	19,143	73,345
Other income	10,338	29,037	29,450
Revenues from discontinued operations	90,412	843,659	1,414,430
Expenses
Property operating expense	36,669	462,896	799,850
Interest expense	112,947	256,567	353,577
Transaction-related costs and investment expense	21,540	38,820	70,993
Depreciation and amortization	2,339	96,860	337,262
Impairment loss	35,985	317,405	2,556,051
Compensation and administrative expense	38,704	109,620	100,011
Expenses from discontinued operations	248,184	1,282,168	4,217,744
Other income (loss)
Gain on sale of real estate	—	49,429	41,922
Other gain (loss), net	14,490	72,617	(194,860)
Equity method losses	(8,170)	(233,725)	(203,399)
Loss from discontinued operations before income taxes	(151,452)	(550,188)	(3,159,651)
Income tax benefit (expense)	2,748	(49,900)	(39,671)
Loss from discontinued operations	(148,704)	(600,088)	(3,199,322)
Loss from discontinued operations attributable to:
Noncontrolling interests in investment entities	(29,145)	(337,685)	(712,771)
Noncontrolling interests in Operating Company	(9,466)	(24,945)	(246,540)
Loss from discontinued operations attributable to DigitalBridge Group, Inc.	$(110,093)	$(237,458)	$(2,240,011)
23. Subsequent Events
Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

DigitalBridge Group, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Data Centers—Colocation
Owned
Atlanta, GA ATL 2 & 3	$49,622	$1,467	$73,640	$40,153	$1,467	$113,793	$115,260	$(12,970)	$102,290	2020
Denver, CO DEN 1	29,136	2,405	41,695	10,754	2,405	52,449	54,854	(5,713)	49,141	2020
Westminster, CO DEN 4	9,433	992	13,286	642	992	13,928	14,920	(1,459)	13,461	2020
Denver, CO DEN 5(5)	9,775	1,690	13,106	12,524	1,690	25,630	27,320	—	27,320	2021
Dallas, TX DFW 4	31,666	1,896	46,034	2,294	1,896	48,328	50,224	(7,016)	43,208	2020
Washington, DC IAD 3(5)	8,336	12,618	—	166,584	12,618	166,584	179,202	—	179,202	2021
New York, NY LGA 3(5)	15,661	23,704	—	14,900	23,704	14,900	38,604	—	38,604	2021
Irvine, CA SNA 1	33,611	10,574	40,300	6,454	10,574	46,754	57,328	(6,007)	51,321	2020
Atlanta, GA ATL 1	80,528	—	75,594	17,451	—	93,045	93,045	(16,246)	76,799	2019
Atlanta, GA ATL 4(5)	—	2,728	—	9,443	2,728	9,443	12,171	—	12,171	2021
Denver, CO DEN 2	—	4,458	52,295	1,951	4,458	54,246	58,704	(7,168)	51,536	2022
Plano, TX DFW 3	202,538	12,039	58,097	29,345	12,039	87,442	99,481	(12,646)	86,835	2019
Minneapolis, MN MSP 3	—	5,116	—	50,057	5,116	50,057	55,173	(1,798)	53,375	2020
Overland Park, KS KC 2	50,553	453	58,394	2,163	453	60,557	61,010	(12,798)	48,212	2019
Lenexa, KS KC 3	70,547	884	15,089	15,243	884	30,332	31,216	(970)	30,246	2019
North Fayette, PA PIT 2	51,872	1,555	36,682	22,170	1,555	58,852	60,407	(10,937)	49,470	2019
Bluffdale, UT SLC 2	87,912	3,729	95,689	5,322	3,729	101,011	104,740	(20,899)	83,841	2019
Bluffdale, UT SLC 3	96,128	2,699	106,464	5,843	2,699	112,307	115,006	(23,329)	91,677	2019
Bluffdale, UT SLC 4	49,300	1,491	52,862	3,647	1,491	56,509	58,000	(10,983)	47,017	2019
Bluffdale, UT SLC 5	78,938	3,104	32,485	51,937	3,104	84,422	87,526	(12,243)	75,283	2019
Bluffdale, UT SLC 6	—	4,064	—	133,355	4,064	133,355	137,419	(1,203)	136,216	2019
Houston, TX HOU 1	102,595	6,443	230,441	1,328	6,443	231,769	238,212	(15,669)	222,543	2022
Houston, TX HOU 2	74,934	4,970	165,931	866	4,970	166,797	171,767	(9,224)	162,543	2022
Houston, TX HOU 3	60,492	15,260	120,274	778	15,260	121,052	136,312	(5,096)	131,216	2022
Houston, TX HOU 4	4,583	9,942	—	—	9,942	—	9,942	—	9,942	2022
Houston, TX HOU 5	19,895	5,898	39,189	307	5,898	39,496	45,394	(2,240)	43,154	2022
Leased
Waco, TX ACT 1	6,697	—	10,137	797	—	10,934	10,934	(1,798)	9,136	2020
Austin, TX AUS 1	2,298	—	3,478	471	—	3,949	3,949	(645)	3,304	2020
Boston, MA BOS 1	4,005	—	6,062	259	—	6,321	6,321	(1,061)	5,260	2020
Denver, CO DEN 3	12,081	—	18,286	894	—	19,180	19,180	(3,196)	15,984	2020
Dallas, TX DFW 5	7,091	—	10,733	1,316	—	12,049	12,049	(1,945)	10,104	2020
Dallas, TX DFW 6	4,333	—	6,559	252	—	6,811	6,811	(1,146)	5,665	2020
Dallas, TX DFW 7	6,697	—	10,137	803	—	10,940	10,940	(1,818)	9,122	2020

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Newark, NJ EWR 1	14,314	—	21,665	1,463	—	23,128	23,128	(3,850)	19,278	2020
Piscataway, NJ EWR 2	15,561	—	23,553	1,875	—	25,428	25,428	(4,122)	21,306	2020
Ashburn, VA IAD 1	62,376	—	94,412	9,468	—	103,880	103,880	(16,986)	86,894	2020
McLean, VA IAD 2	7,249	—	10,972	2,019	—	12,991	12,991	(2,031)	10,960	2020
Las Vegas, NV LAS 1	16,349	—	24,746	18,533	—	43,279	43,279	(6,242)	37,037	2020
Las Angeles, CA LAX 1	13,132	—	19,876	1,164	—	21,040	21,040	(3,474)	17,566	2020
New York, NY LGA 1	9,520	—	14,410	5,804	—	20,214	20,214	(2,901)	17,313	2020
New York, NY LGA 2	10,571	—	16,000	1,109	—	17,109	17,109	(2,823)	14,286	2020
Memphis, TN MEM 1	2,889	—	4,373	1,394	—	5,767	5,767	(877)	4,890	2020
Miami, FL MIA 1	9,652	—	14,609	5,164	—	19,773	19,773	(2,890)	16,883	2020
Minneapolis, MN MSP 4	4,530	—	6,857	80	—	6,937	6,937	(1,183)	5,754	2020
Chicago, IL ORD 1	7,879	—	11,926	1,377	—	13,303	13,303	(2,176)	11,127	2020
Chicago, IL ORD 2	12,081	—	18,286	828	—	19,114	19,114	(3,232)	15,882	2020
Mount Prospect, IL ORD 3	12,410	—	18,783	2,457	—	21,240	21,240	(3,410)	17,830	2020
Chicago, IL ORD 4	59,754	—	90,443	5,074	—	95,517	95,517	(15,969)	79,548	2020
Philadelphia, PA PHL 1	3,808	—	5,764	410	—	6,174	6,174	(1,026)	5,148	2020
Phoenix, AZ PHX 1,2 & 3	6,369	—	9,640	306	—	9,946	9,946	(1,677)	8,269	2020
San Diego, CA SAN 1	9,915	—	15,007	18,622	—	33,629	33,629	(3,327)	30,302	2020
San Diego, CA SAN 2	361	—	547	261	—	808	808	(114)	694	2020
Seattle, WA SEA 1	3,940	—	5,963	500	—	6,463	6,463	(1,068)	5,395	2020
Tukwila, WA SEA 2	6,041	—	9,143	3,736	—	12,879	12,879	(1,792)	11,087	2020
Santa Clara, CA SFO 1	20,420	—	30,907	925	—	31,832	31,832	(5,386)	26,446	2020
Irvine, CA SNA 2	22,652	—	34,286	35,236	—	69,522	69,522	(6,169)	63,353	2020
Feltham, UK LHR 1	20,551	—	31,106	93	—	31,199	31,199	(5,369)	25,830	2020
Paris, France PAR 1	6,970	—	10,549	1,365	—	11,914	11,914	(1,725)	10,189	2021
Saint-Denis, France PAR 2	2,217	—	3,356	—	—	3,356	3,356	(493)	2,863	2021
Vélizy-Villacoublay, France PAR 3	4,815	—	7,288	8,066	—	15,354	15,354	(1,567)	13,787	2021
Montpellier, France MPL 1	1,584	—	2,397	236	—	2,633	2,633	(380)	2,253	2021
Balma, France TLS 1	1,647	—	2,493	626	—	3,119	3,119	(448)	2,671	2021
Lenexa, KS KC 1	9,979	—	5,286	5,859	—	11,145	11,145	(1,628)	9,517	2019
Salt Lake City, UT SLC 1	16,705	—	9,144	9,297	—	18,441	18,441	(2,510)	15,931	2019
Baltimore, MD BWI 1	—	—	16,002	970	—	16,972	16,972	(4,789)	12,183	2019
Cleveland, OH CLE 1	8,273	—	10,348	194	—	10,542	10,542	(2,652)	7,890	2019
Dallas, TX DFW 1	78,881	—	93,453	6,880	—	100,333	100,333	(25,105)	75,228	2019
Richardson, TX DFW 2	25,852	—	28,756	3,853	—	32,609	32,609	(7,954)	24,655	2019

(Amounts in thousands)		Initial Cost		Costs Capitalized	Gross Cost Basis (2)			Accumulated Depreciation (3)	Net Carrying Amount (4)	Date of Acquisition or Construction
	Encumbrances	Land	Buildings and Improvements (1)		Land	Buildings and Improvements (1)	Total

Indianapolis, IN IND 1 & IND 2	58,715	—	19,747	13,219	—	32,966	32,966	(7,793)	25,173	2019
Edina, MN MSP 1	7,555	—	9,113	481	—	9,594	9,594	(2,389)	7,205	2019
Eagan, MN MSP 2	41,426	—	48,762	2,421	—	51,183	51,183	(11,675)	39,508	2019
Pittsburgh, PA PIT 1	31,988	—	37,128	2,951	—	40,079	40,079	(9,572)	30,507	2019
Data Centers—Hyperscale
Owned
Santa Clara, CA 11	346,568	30,327	445,334	5,736	30,327	451,070	481,397	(47,244)	434,153	2020
Santa Clara, CA 12	294,952	12,026	298,042	2,163	12,026	300,205	312,231	(36,821)	275,410	2020
Santa Clara, CA 13	98,317	10,276	115,031	2,302	10,275	117,334	127,609	(13,685)	113,924	2020
Santa Clara, CA 14	98,317	8,813	122,892	2,461	8,813	125,353	134,166	(14,756)	119,410	2020
Santa Clara, CA 15	270,372	15,459	409,419	16,136	15,459	425,555	441,014	(44,947)	396,067	2020
Santa Clara, CA 16	147,476	8,148	171,634	113	8,148	171,747	179,895	(21,169)	158,726	2020
Santa Clara, CA 21	322,542	11,394	326,807	4,283	11,394	331,090	342,484	(35,620)	306,864	2020
Santa Clara, CA 22	368,619	12,258	379,417	41	12,258	379,458	391,716	(20,049)	371,667	2021
Quincy, WA 11	94,021	1,742	151,754	3,302	1,742	155,056	156,798	(23,844)	132,954	2020
Quincy, WA 12	236,846	1,967	179,865	26,469	1,967	206,334	208,301	(21,355)	186,946	2020
Montreal, Canada 11	90,556	2,445	208,639	37,016	2,445	245,655	248,100	(18,748)	229,352	2020
Quebec City, Canada 21	125,470	900	136,277	6,755	900	143,032	143,932	(16,515)	127,417	2020
Quebec City, Canada 22	229,489	1,655	278,054	11,551	1,655	289,605	291,260	(30,688)	260,572	2020
Total real estate	$4,633,733	$257,589	$5,493,200	$902,947	$257,588	$6,396,148	$6,653,736	$(732,438)	$5,921,298
__________
(1)    Includes construction in progress and data center infrastructure.
(2)    Presented net of impairment of real estate, where applicable.
(3)    Depreciation is calculated using useful life ranging from 5 to 40 years for site improvements, 5 to 50 years for buildings, 5 to 40 years for building improvements, and 5 to 30 years for data center infrastructure.
(4)    The aggregate gross cost of real estate for federal income tax purposes was approximately $3.8 billion at December 31, 2022.
(5)    Represents construction or data center build-out that are in progress.

The following tables summarize the activity in real estate and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Real Estate, at Gross Cost Basis
Balance at January 1	$8,777,385	$14,028,516	$12,702,355
Asset acquisitions and business combinations	1,130,735	572,738	3,650,180
Measurement period adjustments for real estate acquired in business combinations	—	—	(8,405)
Foreclosures and exchanges of loans receivable for real estate	—	—	124,335
Improvements and capitalized costs (1)	523,049	325,281	180,787
Dispositions (2)	(3,720,789)	(5,744,919)	(869,776)
Impairment (Note 21)	(34,990)	(316,135)	(1,878,012)
Effect of changes in foreign exchange rates	(21,654)	(88,096)	127,052
Balance at December 31	6,653,736	8,777,385	14,028,516
Classified as held for disposition, net (3)	—	(3,413,018)	(9,458,467)
Balance at December 31, held for investment	$6,653,736	$5,364,367	$4,570,049

	Year Ended December 31,
(In thousands)	2022	2021	2020
Accumulated Depreciation
Balance at January 1	$725,685	$1,397,627	$1,042,422
Depreciation	350,732	345,769	420,209
Dispositions (2)	(339,460)	(1,010,599)	(74,692)
Effect of changes in foreign exchange rates	(4,519)	(7,112)	9,688
Balance at December 31	732,438	725,685	1,397,627
Classified as held for disposition, net (3)	—	(333,602)	(1,279,443)
Balance at December 31, held for investment	$732,438	$392,083	$118,184
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

Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Charter of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2022)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
3.3
Articles Supplementary designating 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to Colony NorthStar, Inc.’s Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

4.2
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 5, 2017)

4.3
Indenture, dated as of April 10, 2013, between DigitalBridge Group, Inc. (f/k/a Colony Financial, Inc.) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Colony Financial, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.4
First Supplemental Indenture, dated as of April 10, 2013, by and between DigitalBridge Group, Inc. (f/k/a Colony Financial, Inc.) and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to Colony Capital, Inc.’s Current Report on Form 8-K filed on April 10, 2013)

4.5
Third Supplemental Indenture, dated as of January 10, 2017, between DigitalBridge Group, Inc. (f/k/a Colony NorthStar, Inc.) and The Bank of New York Mellon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.7	Form of Class A Common Stock Purchase Warrant of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)
4.8
Indenture, dated as of July 21, 2020, among DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.9	Form of 5.75% Exchangeable Senior Notes due 2025 (included in Exhibit 4.8)
4.10
Registration Rights Agreement, dated as of July 21, 2020, by and among DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.11
Base Indenture, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

4.12
First Amendment to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.13
Series 2021-1 Supplement to Base Indenture, dated as of July 9, 2021, by and between DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers of the Series 2021-1 secured fund fee revenue notes, Class A-2, and Series 2021-1 variable funding senior notes, Class A-1, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 15, 2021)

4.14
Amendment No. 1 to Series 2021-1 Supplement to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 5, 2022)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1
Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017)

10.2
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of June 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.3
Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of October 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

Exhibit Number	Description

10.4
Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.5
Amendment No. 4 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of November 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2018)

10.6
Amendment No. 5 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2021)

10.7†
DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan, as amended and restated on August 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022)

10.8
Form of Indemnification Agreement, by and between DigitalBridge Group, Inc. (f/k/a Colony NorthStar, Inc.) and the Officers and Directors of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.9†
Amended and Restated Employment Agreement, dated as of December 9, 2022, between DigitalBridge Group, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

10.10†
Employment Agreement, dated as of July 25, 2019, between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.11†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)
10.12†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)
10.13
Investment Agreement, dated as of July 7, 2020, by and among Colony Valhalla Partners I-A Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners I-B Holdings, L.P., a Delaware limited partnership, Colony Valhalla Partners II Holdings, L.P., a Delaware limited partnership, CBRE Caledon Valhalla Aggregator Holdings LP, a Delaware limited partnership and Vantage Data Centers Holdings, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2020)

10.14
Agreement of Purchase and Sale, dated as of April 14, 2022, by and among DigitalBridge Digital IM Holdco, LLC, Wafra Strategic Holdings LP, W-Catalina (B) LLC, W-Catalina (S) LLC, W-Catalina (C) LLC, and, solely with respect to certain sections, DigitalBridge Group, Inc. and DigitalBridge Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2022)

10.15
Termination Agreement, dated as of May 23, 2022, by and among DigitalBridge Management Holdings, LLC, DigitalBridge Digital IM Holdco, LLC, DigitalBridge IM Manager, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc., Colony DCP (CI) Bermuda, LP, Marc Ganzi, Ben Jenkins, W-Catalina (C) LLC and W-Catalina (S) LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.16
Registration Rights Agreement, dated as of May 23, 2022, by and between DigitalBridge Group, Inc. and Wafra Strategic Holdings LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.17
Amended and Restated Carried Interest Participation Agreement, dated as of May 23, 2022, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc. and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.18†
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.19
Joinder and Amendment to Letter Agreement, dated as of July 22, 2020, by and among Digital Bridge Holdings, LLC, CC Valhalla Investor, LLC, Marc Ganzi, Benjamin Jenkins and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.20
Assignment and Contribution Agreement, dated as of July 22, 2020, by and among Marc Ganzi, Benjamin Jenkins, MCG Analog, LLC, the Ganzi Extended Family Trust, BJJ Analog, LLC, DB Aviator Manager Rollover Holdings, L.P., DCR YieldCo Holdings, LP and DCR and Aviator Holdings GP, LLC (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.21
Amended and Restated Partnership Agreement of DB Aviator Manager Rollover Holdings, L.P., dated as of July 22, 2020, by and among Colony Valhalla GP, LLC, Colony Capital Acquisitions, LLC, MCG Analog, LLC, Ganzi Extended Family Trust, BJJ Analog, LLC and Valhalla Management Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.22†
Second Amended and Restated Employment Agreement, dated as of September 27, 2022, between DigitalBridge Group, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2022)

10.23†
Employment Agreement, dated as of May 5, 2021 between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Sonia Kim (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.24†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Benjamin J. Jenkins (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

10.25†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Liam Stewart (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

10.26
Registration Rights Agreement, dated as of January 31, 2018, by and among BrightSpire Capital, Inc. (f/k/a Colony NorthStar Credit Real Estate), Inc., DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC) and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.27
Amended and Restated Stockholders Agreement, dated as of April 30, 2021, by and between BrightSpire Capital, Inc. (f/k/a Colony Credit Real Estate, Inc.) and DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2021)

Exhibit Number	Description

10.28
Class A-1 Note Purchase Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, Colony Capital Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.29
Amendment No. 1 Class A-1 Note Purchase Agreement, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, together as Asset Entities, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, together as Co-Guarantors, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.30
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.31
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Co-Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.32
Management Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, and Colony Capital Investment Holdco, LLC, as Manager (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.33
Purchase and Sale Agreement, dated September 6, 2021, between DigitalBridge Operating Company, LLC and CWP Bidco LP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 10, 2021)

10.34
Amendment to the Purchase and Sale Agreement, dated February 28, 2022, between DigitalBridge Operating Company, LLC and CWP Bidco LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2022)

10.35
Agreement for Sale and Purchase, dated March 25, 2022, between Telenet Group Holding NV and DB SAF Pillar Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2022)

10.36
Amended and Restated Equity Purchase Agreement, by and among AMP Group Holdings Limited, AMP Capital Investors International Holdings Limited, DigitalBridge Operating Company, LLC and DigitalBridge Investment Holdco, LLC, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

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
Dated: February 27, 2023

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

Signature	Title	Date
/s/ Marc C. Ganzi	Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Marc C. Ganzi
/s/ Jacky Wu	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Jacky Wu
/s/ Sonia Kim	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Sonia Kim
/s/ Nancy A. Curtin	Director	February 27, 2023
Nancy A. Curtin
/s/ J. Braxton Carter	Director	February 27, 2023
J. Braxton Carter
/s/ Jeannie H. Diefenderfer	Director	February 27, 2023
Jeannie H. Diefenderfer
/s/ Jon A. Fosheim	Director	February 27, 2023
Jon A. Fosheim
/s/ Gregory J. McCray	Director	February 27, 2023
Gregory J. McCray
/s/ Sháka Rasheed	Director	February 27, 2023
Sháka Rasheed
/s/ Dale Anne Reiss	Director	February 27, 2023
Dale Anne Reiss
/s/ David M. Tolley	Director	February 27, 2023
David M. Tolley