Form 10-Q
period 2023-03-31
DigitalBridge Group, Inc.
filed 2023-05-05
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, 161,884,572 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$668,524	$918,254
Restricted cash	155,690	118,485
Investments ($320,757 and $426,032 at fair value)	1,226,952	1,242,001
Real estate	5,964,807	5,921,298
Goodwill	907,937	761,368
Deferred leasing costs and intangible assets	1,098,520	1,092,167
Other assets ($0 and $11,793 at fair value)	642,451	654,050
Due from affiliates	67,285	45,360
Assets held for disposition	11,263	275,520
Total assets	$10,743,429	$11,028,503
Liabilities
Corporate debt	$569,771	$568,912
Non-recourse investment-level debt	4,752,050	4,587,228
Intangible liabilities	28,441	29,824
Other liabilities ($113,766 and $183,628 at fair value)	1,133,568	1,272,096
Liabilities related to assets held for disposition	374	380
Total liabilities	6,484,204	6,458,440
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	107,413	100,574
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $827,711 and $827,779 liquidation preference; 250,000 shares authorized; 33,108 and 33,111 shares issued and outstanding	800,303	800,355
Common stock, $0.04 par value per share
Class A, 949,000 shares authorized; 161,834 and 159,763 shares issued and outstanding	6,473	6,390
Class B, 1,000 shares authorized; 166 shares issued and outstanding	7	7
Additional paid-in capital	7,823,722	7,818,068
Accumulated deficit	(7,176,706)	(6,962,613)
Accumulated other comprehensive income (loss)	(1,478)	(1,509)
Total stockholders’ equity	1,452,321	1,660,698
Noncontrolling interests in investment entities	2,650,893	2,743,896
Noncontrolling interests in Operating Company	48,598	64,895
Total equity	4,151,812	4,469,489
Total liabilities, redeemable noncontrolling interests and equity	$10,743,429	$11,028,503

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets (1)
Cash and cash equivalents	$56,943	$39,563	$65,097	$65,975	$546,484	$812,716
Restricted cash	2,324	2,298	152,262	114,442	1,104	1,745
Investments (Note 4)	345,826	395,327	6,804	4,638	874,322	842,036
Real estate (Note 5)	—	—	5,964,807	5,921,298	—	—
Goodwill (Note 6)	444,817	298,248	463,120	463,120	—	—
Deferred leasing costs and intangible assets (Note 6)	128,973	85,172	969,036	1,006,469	511	526
Other assets (Note 7)	15,966	13,356	581,848	573,229	44,637	67,465
Due from affiliates (Note 16)	61,455	41,458	—	—	5,830	3,902
	$1,056,304	$875,422	$8,202,974	$8,149,171	$1,472,888	$1,728,390

Liabilities (1)
Corporate debt (Note 8)	$199,033	$198,677	$70,246	$70,120	$300,492	$300,115
Non-recourse investment-level debt (Note 8)	—	—	4,751,701	4,586,765	349	463
Intangible liabilities (Note 6)	—	—	28,441	29,824	—	—
Other liabilities (Note 7)	218,712	342,696	721,319	725,236	193,537	204,164
	$417,745	$541,373	$5,571,707	$5,411,945	$494,378	$504,742

Redeemable noncontrolling interests (Note 10)	1,098	680	—	—	106,315	99,894

Noncontrolling interests in investment entities (1)	151,985	136,668	2,369,836	2,463,559	127,770	113,390
__________
(1)    Exclude amounts related to assets held for disposition.

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Fee income ($56,389 and $42,004 from affiliates)	$59,126	$42,837
Carried interest allocation (reversal)	(54,756)	(31,079)
Principal investment income (loss)	3,562	6,454
Property operating income	230,927	202,511
Other income ($1,253 and $3,379 from affiliates)	11,301	12,111
Total revenues	250,160	232,834
Expenses
Property operating expense	97,126	84,003
Interest expense	67,196	44,030
Investment expense	5,751	9,565
Transaction-related costs	8,527	165
Depreciation and amortization	141,574	128,567
Compensation expense—cash and equity-based	74,650	65,542
Compensation expense (reversal)—incentive fee and carried interest	(36,831)	(20,352)
Administrative expenses	26,506	27,885
Total expenses	384,499	339,405
Other gain (loss), net	(142,745)	(149,881)
Income (Loss) from continuing operations before income taxes	(277,084)	(256,452)
Income tax benefit (expense)	(1,042)	7,413
Income (Loss) from continuing operations	(278,126)	(249,039)
Income (Loss) from discontinued operations	(14,218)	(94,645)
Net income (loss)	(292,344)	(343,684)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,943	(11,220)
Investment entities	(84,828)	(63,045)
Operating Company	(16,662)	(22,862)
Net income (loss) attributable to DigitalBridge Group, Inc.	(197,797)	(246,557)
Preferred stock dividends	14,676	15,759
Net income (loss) attributable to common stockholders	$(212,473)	$(262,316)
Income (Loss) per share—basic
Income (Loss) from continuing operations per common share—basic	$(1.25)	$(1.27)
Net income (loss) attributable to common stockholders per common share—basic	$(1.34)	$(1.84)
Income (Loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$(1.25)	$(1.27)
Net income (loss) attributable to common stockholders per common share—diluted	$(1.34)	$(1.84)
Weighted average number of shares
Basic	158,446	142,485
Diluted	158,446	142,485
Dividends declared per common share	$0.01	$—

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Revenues
Fee income (Note 14)	$60,098	$43,637	$—	$—	$(972)	$(800)
Carried interest allocation (reversal)	(54,756)	(31,079)	—	—	—	—
Principal investment income (loss)	318	17	—	—	3,244	6,437
Property operating income (Note 5)	—	—	230,927	202,511	—	—
Other income	1,169	1,256	737	11	9,395	10,844
Total revenues	6,829	13,831	231,664	202,522	11,667	16,481
Expenses
Property operating expense	—	—	97,126	84,003	—	—
Interest expense	2,603	2,502	59,984	36,184	4,609	5,344
Investment expense	536	1,140	5,203	8,016	12	409
Transaction-related costs	5,192	—	—	—	3,335	165
Depreciation and amortization	6,409	5,276	134,699	122,891	466	400
Compensation expense—cash and equity-based	28,182	24,808	27,179	19,956	19,289	20,778
Compensation expense (reversal)—incentive fee and carried interest	(36,831)	(20,352)	—	—	—	—
Administrative expenses	6,407	4,171	7,240	6,899	12,859	16,815
Total expenses	12,498	17,545	331,431	277,949	40,570	43,911
Other gain (loss), net	3,082	(3,055)	1,769	956	(147,596)	(147,782)
Income (Loss) from continuing operations before income taxes	(2,587)	(6,769)	(97,998)	(74,471)	(176,499)	(175,212)
Income tax benefit (expense)	(217)	(2,374)	56	330	(881)	9,457
Income (Loss) from continuing operations	(2,804)	(9,143)	(97,942)	(74,141)	(177,380)	(165,755)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	418	(3,266)	—	—	6,525	(7,954)
Investment entities	(857)	2,349	(86,254)	(60,196)	1,766	977
Operating Company	(167)	(624)	(899)	(1,121)	(14,522)	(14,007)
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(2,198)	$(7,602)	$(10,789)	$(12,824)	$(171,149)	$(144,771)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(292,344)	$(343,684)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	318	2
Available-for-sale debt securities	—	(6,373)
Foreign currency translation	(231)	(37,941)
Other comprehensive income (loss)	87	(44,312)
Comprehensive income (loss)	(292,257)	(387,996)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,943	(11,220)
Investment entities	(84,793)	(75,056)
Operating Company	(16,643)	(25,458)
Comprehensive income (loss) attributable to stockholders	$(197,764)	$(276,262)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net income (loss)	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive income (loss)	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity based compensation	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	854,232	$5,981	$7,356,363	$(6,838,497)	$12,753	$1,390,832	$2,688,907	$43,204	$4,122,943

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	(197,797)	—	(197,797)	(84,828)	(16,662)	(299,287)
Other comprehensive income (loss)	—	—	—	—	33	33	35	19	87
Common stock repurchases	(52)	—	—	—	—	(52)	—	—	(52)
Equity based compensation	—	99	10,930	—	—	11,029	5,542	41	16,612
Shares canceled for tax withholdings on vested equity awards	—	(16)	(4,847)	—	—	(4,863)	—	—	(4,863)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,684	—	29,684
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,436)	(126)	(43,562)
Preferred stock dividends	—	—	—	(14,676)	—	(14,676)	—	—	(14,676)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,620)	—	(1,620)	—	—	(1,620)
Reallocation of equity (Notes 2 and 10)	—	—	(429)	—	(2)	(431)	—	431	—
Balance at March 31, 2023	$800,303	$6,480	$7,823,722	$(7,176,706)	$(1,478)	$1,452,321	$2,650,893	$48,598	$4,151,812

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	(292,344)	(343,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Paid-in-kind interest added to loan principal, net of interest received	(544)	(1,144)
Straight-line rent income	(1,944)	(6,701)
Amortization of above- and below-market lease values, net	245	(132)
Amortization of deferred financing costs and debt discount and premium, net	12,182	96,279
Carried interest (allocation) reversal	54,756	31,079
Principal investment (income) loss	(3,562)	(6,454)
Other equity method (earnings) losses	10,609	(24,741)
Distributions of income from equity method investments	557	—
Impairment of real estate and related intangibles and right-of-use asset	—	23,802
Depreciation and amortization	141,574	130,906
Equity-based compensation	16,612	18,719
Deferred income tax (benefit) expense	881	(9,040)
Loss on extinguishment of debt	—	133,173
Other gain (loss), net	142,644	17,332
Other adjustments, net	182	(986)
(Increase) decrease in other assets and due from affiliates	23,486	(4,186)
Increase (decrease) in accrued and other liabilities and due to affiliates	(85,149)	(52,965)
Net cash provided by (used in) operating activities	20,185	1,257
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(140,998)	(215,040)
Return of capital from equity method investments	52,259	11,829
Proceeds from sale of equity investments	308,254	194,524
Acquisition of loans receivable and debt securities	—	(101,607)
Proceeds from paydown and maturity of debt securities	—	566
Net disbursements on originated loans	—	(205,507)
Repayments of loans receivable	—	15,845
Proceeds from sales of loans receivable and debt securities	—	126,644
Acquisition of and additions to real estate, related intangibles and leasing commissions	(162,918)	(836,061)
Proceeds from sales of real estate, net of property level cash transferred to buyer	—	96,660
Cash and restricted cash assumed by buyer in sales of real estate investment holding entities	—	(189,453)
Investment deposits	(5,704)	326
Net receipts on settlement of derivatives	3,401	—
Acquisition of InfraBridge, net of cash acquired (Note 3)	(313,164)	—
Other investing activities, net	—	(875)
Net cash provided by (used in) investing activities	(258,870)	(1,102,149)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(14,766)	$(15,760)
Dividends paid to common stockholders	(1,599)	—
Repayments of corporate debt, including repurchase of senior notes	—	(14,237)
Borrowings from investment-level debt	1,241,890	326,500
Repayments of investment-level debt	(1,060,239)	(3,894)
Payment of deferred financing costs and prepayment penalties on investment level debt	(29,482)	(6,999)
Contributions from noncontrolling interests	29,684	353,156
Distributions to and redemptions of noncontrolling interests	(43,839)	(35,962)
Payment of contingent consideration to Wafra (Note 10)	(90,000)	—
Shares canceled for tax withholdings on vested equity awards	(4,863)	(11,410)
Acquisition of noncontrolling interest	—	(32,076)
Net cash provided by (used in) financing activities	26,786	559,318
Effect of exchange rates on cash, cash equivalents and restricted cash	(626)	(651)
Net increase (decrease) in cash, cash equivalents and restricted cash	(212,525)	(542,225)
Cash, cash equivalents and restricted cash—beginning of period	1,036,739	1,766,245
Cash, cash equivalents and restricted cash—end of period	$824,214	$1,224,020
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2023	2022
Beginning of the period
Cash and cash equivalents	$918,254	$1,602,102
Restricted cash	118,485	99,121
Restricted cash included in assets held for disposition	—	65,022
Total cash, cash equivalents and restricted cash, beginning of period	$1,036,739	$1,766,245

End of the period
Cash and cash equivalents	$668,524	$1,117,688
Restricted cash	155,690	106,332
Total cash, cash equivalents and restricted cash, end of period	$824,214	$1,224,020

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
1. Business and Organization
DigitalBridge Group, Inc. ("DBRG," and together with its consolidated subsidiaries, the "Company") is a leading global digital infrastructure investment manager. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, and has expanded to include offerings in core equity, credit and liquid securities.
In February 2023, the Company further expanded its investment offerings to encompass InfraBridge, a newly-acquired mid-market global infrastructure equity platform (Note 3).
Organization
The Company operates as a taxable C Corporation commencing with the taxable year ended December 31, 2022, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts for U.S. federal income tax purposes. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2023, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income (loss) and other comprehensive income (loss) of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represent predominantly the majority ownership held by third party investors in the Company's Operating segment, carried interest allocation to certain senior executives of the Company (Note 16), and membership interests in the OP primarily held by certain current and former employees of the Company.
To the extent the Company consolidates a subsidiary that is subject to industry-specific guidance, such as investment company accounting applied by the Company's consolidated sponsored funds, the Company retains the industry-specific guidance applied by that subsidiary in its consolidated financial statements.
Supplemental Schedules to Consolidated Balance Sheets and Consolidated Statements of Operations
Beginning in 2023, the financial position and financial results of the Company's reportable segments of Investment Management and Operating, and its remaining investment activities and corporate level activities ("Corporate and Other") are presented in supplemental schedules to the consolidated balance sheets and consolidated statements of operations. The Company's reportable segments and Corporate and Other are described below under "—Segment Reporting."
The disaggregated presentation in the supplemental schedules enhances transparency and provides meaningful information to investors in understanding the Company's consolidated financial statements, specifically:

•Segregation of the Investment Management segment allows for more clarity and visibility into the financial performance and financial position of the Company's core business; and
•The Operating segment represents the consolidation of two data center portfolio companies for which the Company has direct co-investments of 13% and 11%, respectively, at both March 31, 2023 and December 31, 2022. Although the Operating segment makes up a majority of the balances and activities on a consolidated basis, DBRG's exposure and entitlement are limited to its 13% and 11% interest in the two portfolio companies in the Operating segment. The liabilities of the Operating segment are obligations of the respective portfolio companies of the Operating segment and may only be settled using assets of these respective portfolio companies.
The supplemental schedule to the consolidated balance sheets excludes assets and liabilities held for disposition, stockholders' equity and noncontrolling interests in OP, which are not specifically attributable to reportable segments.
The supplemental schedule to the consolidated statements of operations present by reportable segment the results from continuing operations attributable to DBRG, excluding discontinued operations and results attributable to common stockholders. Additionally, fee income in the Investment Management segment is presented prior to elimination of fees earned from the Company's sponsored investment vehicles that are consolidated within the Operating segment and in Corporate and Other. The elimination of intercompany fees is presented in Corporate and Other.
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
Noncontrolling Interests
Redeemable Noncontrolling Interests—This represents noncontrolling interests in sponsored open-end funds in the liquid securities strategy that are consolidated by the Company. The limited partners of these funds have the ability to withdraw all or a portion of their interests from the funds in cash with advance notice.
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
The redeemable noncontrolling interests in the Company's investment management business were redeemed in May 2022 (Note 10).
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
Segment Reporting
The Company conducts its business through two reportable segments: (i) Investment Management; and (ii) Operating, the Company's direct co-investment in digital infrastructure assets held by its portfolio companies.
•Investment Management —This segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. The amount of incentive fees and carried interest recognized, a portion of which is allocated to employees, may be highly variable from period to period. Earnings from the Investment Management segment were attributed 31.5% to Wafra prior to the Company's redemption of Wafra's interest in the investment management business at the end of May 2022 (as discussed further in Note 10).
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate co-investment companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at March 31, 2023 and December 31, 2022); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at March 31, 2023 and December 31, 2022). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) digital investment vehicles, the largest of which is in the DigitalBridge Partners ("DBP") flagship funds, and seed investments in liquid securities and other potential new strategies; and (ii) remaining non-digital investments. Outside of its general partner interests, which are presented in the Investment Management segment, the Company's other equity interests in its sponsored and/or managed digital investment vehicles are considered to be incidental to its investment management business. The primary economics to the Company are represented by fee income and carried interest allocation as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised from sponsored funds. At this time, the remaining non-digital investments are not substantially available for immediate sale and are expected to be monetized over an extended period beyond the near term. These other investment activities generate largely principal investment income or losses and to a lesser extent, revenues in the form of interest income or dividend income from warehoused investments and consolidated investment vehicles.
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
The results of operations of the Company's reportable segments are presented in the supplemental schedule to the consolidated statements of operations and reconciled to the consolidated statements of operations as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(2,198)	$(10,789)	$(171,149)	$(184,136)	$(7,602)	$(12,824)	$(144,771)	$(165,197)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.				(13,661)				(81,360)
Net income (loss) attributable to DigitalBridge Group, Inc.				$(197,797)				$(246,557)
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
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values, except as discussed below. The excess of the consideration transferred over the values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
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
Contingent Consideration—Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business or a VIE is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in earnings. Contingent consideration in connection with the acquisition of assets (and that is not a VIE) is generally recognized when the liability is considered both probable and reasonably estimable, as part of the basis of the acquired assets.
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
In March 2023, the Company sold the entirety of its equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP) of approximately 35.0 million shares for net proceeds totaling $201.6 million. The Company's investment in BRSP qualified as held for sale in March 2023 and its disposition represents a strategic shift that has major effects on the Company’s operations and financial results, meeting the criteria as discontinued operations as of March 2023. Accordingly, for all prior periods presented, the equity method investment in BRSP is presented as assets held for disposition on the consolidated balance sheets and equity method earnings (loss) from BRSP is presented as loss from discontinued operations on the consolidated statements of operations.
Discontinued operations in 2023 primarily reflect a $9.7 million impairment of BRSP shares prior to its disposition, and activities associated with equity investments excluded from the December 2021 bulk sale of the Company's non-digital investment portfolio.
In addition to the above equity investments, discontinued operations in 2022 also included two months of operations of the Wellness Infrastructure business, along with other non-core assets held by a subsidiary, NRF Holdco, LLC ("NRF Holdco"), prior to the sale of all of the equity of NRF Holdco in February 2022. The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million cash and a $155 million unsecured promissory note. The promissory note, which is classified as held for investment and carried at fair value under the fair value option, matures five years from closing of the sale, accruing paid-in-kind ("PIK") interest at 5.35% per annum (Note 11). The disposition of NRF Holdco resulted in a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer of $92.1 million and additional impairment loss based upon final carrying value of the Wellness Infrastructure net assets.
Loss from discontinued operations is summarized as follows.

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues	$1,970	$80,281
Expenses	(5,770)	(201,155)
Other gain (loss)	(10,416)	24,117
Income tax benefit (expense)	(2)	2,112
Income (Loss) from discontinued operations	(14,218)	(94,645)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	517	(6,175)
Operating Company	(1,074)	(7,110)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(13,661)	$(81,360)

Assets and Related Liabilities Held for Disposition
At March 31, 2023 and December 31, 2022, all assets and related liabilities held for disposition relate to discontinued operations. The Company initially measures assets classified as held for disposition at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.
Assets held for disposition of $11.3 million at March 31, 2023 consisted primarily of miscellaneous equity investments excluded from the December 2021 bulk sale of the Company's non-digital investment portfolio. Assets held for disposition of $275.5 million at December 31, 2022 also included the Company's shares in BRSP of $218.0 million that were sold in March 2023 and an equity method investment carried under the fair value option of $44.5 million prior to a sale of its underlying assets and a return of capital to the Company in January 2023.
Reclassifications
Reclassifications have been made in connection with discontinued operations, as discussed in "—Discontinued Operations." Additionally, the Company determined that principal investment income (loss) from its equity interest as general partner and general partner affiliate in its sponsored investment vehicles, and its entitlement to carried interest allocation, represent a core component of returns in its investment management business. Accordingly, beginning in 2023, principal investment income (loss) and carried interest allocation are presented within total revenues on the consolidated statements of operations. Prior periods have been reclassified to conform to current presentation.
Accounting Standards Adopted in 2023
Contractual Sale Restriction on Equity Securities
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, to clarify that a contractual sale restriction that is entity-specific is not part of the unit of account of an equity security and is therefore not considered in measuring the fair value of an equity security, in which case, a discount should not be applied. The amendment further prohibits recognizing the contractual sale restriction as a separate unit of account, that is, as a contra asset or liability. Sale restrictions that are characteristics of the holder of an equity security include, but are not limited to, lock-up agreements, market stand-off agreements, or specific provisions in agreements between shareholders. In contrast, a legal restriction preventing a security from being sold on a national securities exchange or an over-the-counter market is a security-specific characteristic as the restriction would similarly apply to a market participant buyer in an assumed sale of the security. This guidance also applies to issuers of equity securities that are subject to contractual sale restrictions, for example, equity securities issued as consideration in a business combination. The ASU requires additional disclosures related to equity securities that are subject to contractual sale restrictions, specifically (1) the fair value of such equity securities, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in restrictions. The ASU is effective January 1, 2024, with early adoption permitted in the interim periods. Transition is prospective with any fair value adjustments resulting from adoption recognized in earnings and the amount adjusted disclosed in the period of adoption.
For subsidiaries of the Company that are investment companies as defined in ASC Topic 946, Financial Services—Investment Companies, the ASU is applied prospectively to equity securities with contractual sale restrictions entered into or modified on or after the adoption date. For equity securities with contractual sale restrictions entered into or modified before the adoption date, the existing accounting policy continues to be applied until the restrictions expire or are modified, and if the existing accounting policy differs from the amended guidance, the additional disclosure requirements under the ASU would be applicable.
The Company early adopted the ASU on January 1, 2023. At the time of adoption, the Company and its investment company subsidiaries do not have equity securities subject to contractual sale restrictions.

3. Acquisitions
Business Combination in 2023
InfraBridge
In February 2023, the Company acquired the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited, which was rebranded as InfraBridge at closing. Consideration for the acquisition consisted of a $313.2 million upfront cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus a contingent amount based upon achievement of future fundraising targets for InfraBridge's new global infrastructure funds. The estimated fair value of the contingent consideration is subject to remeasurement each reporting period, as discussed in Note 11.
Asset Acquisitions in 2022
Vantage SDC Hyperscale Data Centers
In connection with the Company's acquisition of Vantage SDC in July 2020 and an additional data center in September 2021, the Company and its co-investors committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of March 31, 2023, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $185 million, of which $122 million is due by September 2024. Most, if not all, of the cost of the expansion capacity has been or is expected to be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 15 new tenant leases related to a portion of the expansion capacity that commenced during 2022 for aggregate consideration of $161.3 million. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions. There were no new tenant leases that commenced in the first quarter of 2023.
DataBank
Acquisitions by DataBank in 2022 were as follows:
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

Allocation of Consideration Transferred
The following table summarizes the consideration and allocation to assets acquired, liabilities assumed and noncontrolling interests at acquisition. In an asset acquisition, the cost of assets acquired, which includes capitalized transaction costs, is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. With respect to business combinations, the estimated fair values and allocation of the consideration are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at time of acquisition.

	Business Combination	Asset Acquisitions
	2023	2022
(In thousands)	InfraBridge	TowerCo	Acquisitions by DataBank	Vantage SDC Expansion Capacity
Consideration
Cash	$364,338	$791,254	$706,514	$161,302
Estimated fair value of contingent consideration	10,874	—	—	—
	375,212	791,254	706,514	161,302
Assets acquired and liabilities assumed
Cash	51,174	—	—	—
Principal investments	130,810	—	—	—
Real estate	—	363,121	627,474	140,140
Intangible assets	50,800	673,218	77,885	21,162
Lease right-of-use ("ROU") and other assets	27,682	234,462	3,994	—
Deferred tax liabilities	(10,198)	(243,223)	—	—
Intangible, lease and other liabilities	(21,625)	(236,324)	(2,839)	—
Fair value of net assets acquired	228,643	791,254	706,514	161,302
Goodwill	$146,569	$—	$—	$—

•Principal investments represent acquired interests in InfraBridge funds, valued at their most recent net asset value ("NAV").
•Real estate was valued based upon (i) current replacement cost for buildings in an as-vacant state and improvements, estimated using construction cost guidelines; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) current replacement cost for towers in consideration of their remaining economic life; and (iv) recent comparable sales or current listings for land. Useful lives of real estate acquired range from 35 to 50 years for buildings and improvements, 5 to 15 years for site improvements, 11 to 71 years for towers and related equipment, and 11 to 20 years for data center infrastructure.
•The investment management intangible assets of InfraBridge were composed of the following:
•Management contracts are valued based upon estimated net cash flows expected to be generated from the contracts, with remaining term of the contracts ranging between 1 and 4 years, discounted at 8.0%.
•Investor relationships represent the fair value of potential investment management fees, net of operating costs, to be generated from repeat InfraBridge investors in future sponsored vehicles, with a weighted average estimated useful life of 12 years, discounted at 14.0%.
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
•Tenant relationships represent the estimated net cash flows attributable to the likelihood of lease renewal by an existing tenant relative to the cost of obtaining a new lease, taking into consideration the estimated time it would require to execute a new lease or backfill a vacant space, discounted at rates between 4.75% and 11.25%, with estimated useful lives between 5 and 15 years.

•Customer service contracts were valued based upon estimated net cash flows generated from the zColo customer service contracts that would have been forgone if such contracts were not in place, taking into consideration the time it would require to execute a new contract, with remaining term of the contracts ranging between 1 and 6 years.
•Customer relationships for towers were valued as the estimated future cash flows to be generated over the life of the tenant relationships based upon rental rates, operating costs, expected renewal terms and attrition, discounted at 6.8%, with estimated useful lives between 19 and 45 years.
•Deferred tax liabilities were recognized for the book-to-tax basis differences associated with the acquisitions of InfraBridge and TowerCo, net of deferred tax assets assumed where applicable.
•Other assets acquired and liabilities assumed include primarily lease ROU assets associated with leasehold ground space hosting tower communication sites, along with corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquiree entities. Included in the InfraBridge acquisition were also management fee receivable and compensation payable associated with the pre-acquisition period.
•Goodwill is the value of the business acquired that is not already captured in identifiable assets, largely represented by the synergies from combining the capital raising resources of DBRG and the mid-market infrastructure specialization of the InfraBridge team.

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	March 31, 2023	December 31, 2022
Investment Management
Equity method investments
Principal investments	$54,626	$51,665
Carried interest allocation	286,517	341,749
	341,143	393,414
Other equity investment	4,683	1,913
Total Investment Management	345,826	395,327

Operating
Debt investments—loan receivable	6,804	4,638

Corporate and Other
Equity method investments—Principal investments	512,649	358,846
Equity investments of consolidated funds	211,758	185,845
Other equity investments	98,988	113,111
Debt investments
CLO subordinated notes	50,927	50,927
Loan receivable	—	133,307
Total Corporate and Other	874,322	842,036

Total Investments	$1,226,952	$1,242,001
Equity Method Investments
Principal Investments
Principal investments totaling $567.3 million at March 31, 2023 and $410.5 million at December 31, 2022 represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner (presented in the Investment Management segment). The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, DigitalBridge Partners, LP ("DBP I") and DigitalBridge Partners II, LP ("DBP II"), and the InfraBridge funds (presented within Corporate and Other).
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which includes unrealized gain (loss) from changes in fair value of the underlying fund investments, is recorded in principal investment income (loss) on the consolidated statements of operations.
Carried Interest Allocation
Carried interest allocation represents a disproportionate allocation of returns to the Company, as general partner, based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles. Carried interest allocation generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest allocation recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest allocation is driven primarily by changes in fair value of the underlying investments of the fund, which may be affected by various factors, including but not limited to: the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. For funds that have exceeded the minimum return hurdle but have not returned all capital to the limited partners, unrealized carried interest allocation may be subject to reversal over time as preferred returns continue to accrue on unreturned capital. Realization of carried interest allocation occurs upon disposition of all underlying investments of the fund, or in part with each disposition.

Generally, carried interest allocation is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest allocation distributed has exceeded the final carried interest allocation amount earned (or amount earned as of the calculation date), the Company is obligated to return the excess carried interest allocation received. Therefore, carried interest allocation distributed may be subject to clawback if decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
Carried interest allocation on the balance sheet date represents unrealized carried interest allocation in connection with sponsored funds that are currently in the early stage of their lifecycle. Carried interest allocation is presented gross of accrued carried interest compensation (Note 7).
Carried Interest Allocation Distributed
There was immaterial carried interest allocation distributed and recognized in revenues in the first quarter of 2023. No carried interest allocation was distributed in the first quarter of 2022.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed as of March 31, 2023 and December 31, 2022.
With respect to funds that have distributed carried interest allocation, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, carried interest allocation distributed of $75.6 million would be subject to clawback as of March 31, 2023, of which $58.9 million would be the responsibility of the employee and former employee recipients. For this purpose, a portion of the carried interest allocation is generally held back from these recipients at the time of distribution. The amount withheld resides in entities outside of the Company.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner, as discussed in Note 12. Equity investments of consolidated funds are composed of predominantly marketable equity securities held by funds in the liquid securities strategy, and an equity interest held by a credit fund in a pooling entity that invests in loan assets. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
Other Equity Investments
Other equity investments totaling $103.7 million at March 31, 2023 and $115.0 million at December 31, 2022 include investments warehoused potentially for future sponsored funds, a marketable equity security and investment in a non-traded REIT (Note 11) (presented within Corporate and Other), as well as an investment in a managed account (presented in the Investment Management segment). These investments are generally carried at fair value or under the measurement alternative which is at cost, adjusted for impairment and observable price changes. Dividends or other distributions from these investments are recorded in other income while changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.

Debt Investments
Debt investments are composed of subordinated notes in a third party collateralized loan obligation ("CLO") and loans receivable. Interest income from debt investments are recorded in other income.
CLO Subordinated Notes
In the third quarter of 2022, bank syndicated loans that the Company previously warehoused were transferred into a third party warehouse entity at their acquisition price totaling $232.7 million, and securitized through the issuance of CLO securities. The corresponding warehouse facility of $172.5 million was concurrently repaid. The CLO is sponsored and managed by the third party. The Company acquired all of the subordinated notes of the CLO, which are classified as available-for-sale ("AFS") debt securities. The CLO has a stated legal final maturity of 2035.
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
At March 31, 2023 and December 31, 2022	$50,927	$—	$—	$—	$50,927
In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on comparable CLO issuances in the first quarter of 2023, and also considering the current size and diversification of the CLO collateral pool and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes in September 2022 was a reasonable representation of their fair value at March 31, 2023 and December 31, 2022, classified as Level 3 of the fair value hierarchy.
Loans Receivable
The Company elected fair value option for its loans receivable, which consisted of two unsecured promissory notes, one in connection with the sale of NRF Holdco (Note 2) and one held by DataBank at March 31, 2023 and December 31, 2022. The DataBank loan receivable was fully repaid in April 2023. Changes in fair value and valuation methodology is discussed further in Note 11.
Investment Commitments
Sponsored Funds—At March 31, 2023, the Company had unfunded commitments to its sponsored funds as general partner and general partner affiliate totaling $126.5 million, including commitments to a consolidated fund. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
5. Real Estate
The following table summarizes the Company's real estate which is held by subsidiaries in the Operating segment.

(In thousands)	March 31, 2023	December 31, 2022
Land	$257,588	$257,588
Buildings and improvements	1,738,190	1,573,605
Data center infrastructure	4,510,678	4,427,150
Construction in progress	283,146	395,393
	6,789,602	6,653,736
Less: Accumulated depreciation	(824,795)	(732,438)
Real estate assets, net	$5,964,807	$5,921,298
Real Estate Depreciation
Depreciation of real estate held for investment was $92.4 million and $79.1 million for the three months ended March 31, 2023 and 2022, respectively.

Property Operating Income
Components of property operating income are as follows.

	Three Months Ended March 31,
(In thousands)	2023	2022
Lease income:
Fixed lease income	$177,420	$160,324
Variable lease income	32,982	23,847
	210,402	184,171
Data center service revenue	20,525	18,340
	$230,927	$202,511
For the three months ended March 31, 2023 and 2022, property operating income from a single customer accounted for approximately 21% and 20%, respectively, of the Company's total revenues from continuing operations, or approximately 15% for both periods of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.
Commitment for Tenant Allowance
In connection with DataBank’s acquisition of a data center portfolio in March 2022 (Note 3), DataBank and the seller concurrently entered into a master lease agreement which provides that the seller leases from DataBank land acquired in the transaction. If the seller does not exercise its rights to early terminate the lease, the seller is obligated to develop a data center facility on a portion of the acquired land and DataBank is committed to provide the seller a tenant allowance of up to $37.5 million to finance the construction. In December 2022, the seller waived its right to terminate the lease with respect to the portion of the land subject to development. The seller will be responsible for undertaking the construction and any resulting overages. Title to the to-be constructed building, improvements and fixtures will be vested in the seller for the duration of the lease and transfers to DataBank thereafter. The timing of funding of DataBank’s commitment to the seller will be based on agreed upon milestones, with construction to be completed no later than January 1, 2026. DataBank expects to fund its commitment through future debt drawdowns. No amounts have been funded by DataBank to-date.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in goodwill by reportable segment.

	Three Months Ended March 31,
	2023			2022
(In thousands)	Investment Management (1)	Operating	Total	Investment Management (1)	Operating	Total
Beginning balance	$298,248	$463,120	$761,368	$298,248	$463,120	$761,368
Business combination (Note 3)	146,569	—	146,569	—	—	—
Ending balance	$444,817	$463,120	$907,937	$298,248	$463,120	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $119.7 million at March 31, 2023 and $122.4 million at December 31, 2022.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities are as follows.

	March 31, 2023			December 31, 2022
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Investment management intangibles (3)	$208,917	$(83,228)	$125,689	$164,189	$(82,432)	$81,757
Deferred leasing costs and lease-related intangible assets (4)	1,242,281	(432,532)	809,749	1,239,477	(397,975)	841,502
Customer relationships and service contracts (5)	218,154	(67,037)	151,117	218,154	(62,788)	155,366
Trade names	24,100	(14,454)	9,646	26,400	(15,656)	10,744
Other (6)	6,818	(4,499)	2,319	6,818	(4,020)	2,798
Total deferred leasing costs and intangible assets	$1,700,270	$(601,750)	$1,098,520	$1,655,038	$(562,871)	$1,092,167
Intangible Liabilities
Lease intangible liabilities (4)	$46,636	$(18,195)	$28,441	$46,636	$(16,812)	$29,824
__________
(1)    Amounts are presented net of impairments and write-offs, if any.
(2)    Current period amounts exclude intangible assets and liabilities that were fully amortized in the preceding year.
(3)    Composed of investment management contracts and investor relationships.
(4)    Lease intangible assets are composed of in-place leases, above-market leases and tenant relationships. Lease-intangible liabilities are composed of below-market leases.
(5)    In connection with data center services provided in the colocation data center business.
(6)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net increase (decrease) to rental income (1)	$209	$(131)

Amortization expense
Investment management intangibles	$6,090	$5,055
Deferred leasing costs and lease-related intangibles	32,843	33,707
Customer relationships and service contracts	4,249	4,914
Trade name	1,098	1,098
Other	480	477
	$44,760	$45,251
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Net increase (decrease) to rental income	$(869)	$(1,838)	$(1,740)	$(1,691)	$(1,016)	$1,267	$(5,887)
Amortization expense	123,110	137,433	120,610	107,698	95,914	479,427	1,064,192

7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and subsidiaries in the Operating segment.
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2023	December 31, 2022
Straight-line rents	$46,295	$42,721
Investment deposits and pending deal costs	15,192	1,377
Derivative assets	—	11,793
Prepaid taxes and deferred tax assets, net	13,440	8,709
Receivables from resolution of investment	350	14,923
Operating lease right-of-use asset—corporate offices	23,141	23,689
Operating lease right-of-use asset—investment properties	307,304	305,760
Finance lease right-of-use asset—investment properties	117,349	120,261
Accounts receivable, net (1)	59,366	66,059
Prepaid expenses	27,260	28,760
Other assets	19,466	15,798
Fixed assets, net (2)	13,288	14,200
Total other assets	$642,451	$654,050
__________
(1)    Includes primarily receivables from tenants in the Operating segment.
(2)    Net of accumulated depreciation of $15.1 million at March 31, 2023 and $17.9 million at December 31, 2022.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	March 31, 2023	December 31, 2022
Deferred investment management fees (1)	$7,555	$6,264
Other deferred income (2)	65,782	55,188
Interest payable—corporate debt	5,807	4,431
Interest payable—investment level debt	5,889	5,624
Dividends payable	16,444	16,491
Securities sold short—consolidated funds	45,628	40,928
Due to custodians—consolidated funds	29,129	35,458
Current and deferred income tax liability	9,396	98
Contingent consideration payable—InfraBridge (Note 10)	10,938	—
Contingent consideration payable—Wafra (Note 10)	35,000	125,000
Warrants issued to Wafra (Note 10)	22,200	17,700
Operating lease liability—corporate offices	39,535	40,497
Operating lease liability—investment properties	287,150	282,433
Finance lease liability—investment properties	133,723	135,624
Accrued compensation	41,086	52,031
Accrued incentive fee and carried interest compensation	134,078	171,086
Accrued real estate and other taxes	15,886	21,580
Payable for Vantage SDC expansion capacity (3)	6,889	56,889
Accounts payable and accrued expenses	219,414	185,900
Due to affiliates (Note 16)	860	12,451
Other liabilities	1,179	6,423
Other liabilities	$1,133,568	$1,272,096
__________
(1)    Deferred investment management fees are expected to be recognized as fee income over a weighted average period of 3.8 years as of at March 31, 2023 and 2.9 years as of December 31, 2022. Deferred investment management fees recognized as income of $1.4 million and $2.4 million in the three months ended March 31, 2023 and 2022, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
(2)    Represents primarily prepaid rental income and upfront payment received for data center installation services in the Operating segment.
(3)    Represents deferred purchase consideration associated with a Vantage SDC add-on acquisition in 2021 that is to be paid upon future lease-up.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of March 31, 2023 and December 31, 2022, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense for the three months ended March 31, 2023, generally reflects the income tax effect of foreign subsidiaries.

8. Debt
Corporate debt—This is composed of a securitized financing facility and senior notes issued by DigitalBridge Group, Inc. or its OP subsidiary and are recourse to the Company, as discussed further below. Corporate debt is presented within Corporate and Other, except that a portion of the securitized financing facility is allocated to the Investment Management and Operating segments consistent with the cash flows that service the debt and the underlying collateral that resides across the Company's various lines of business.

	March 31, 2023				December 31, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Corporate debt
Securitized financing facility	$199,033	$70,246	$23,416	$292,695	$198,677	$70,120	$23,374	$292,171
Convertible and exchangeable senior notes	—	—	277,076	277,076	—	—	276,741	276,741
	$199,033	$70,246	$300,492	$569,771	$198,677	$70,120	$300,115	$568,912
Investment-level debt—This represents non-recourse debt, including: (i) investment level financing in the Operating segment, and (ii) debt within consolidated funds and debt on warehoused investments, if any, in Corporate and Other.
The components that make up the carrying value of corporate and investment-level debt are as follows.

	Corporate Debt
(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Total	Non-Recourse Investment-Level Debt
March 31, 2023
Debt at amortized cost
Principal	$300,000	$278,422	$578,422	$4,871,528
Premium (discount), net	—	(1,175)	(1,175)	(47,922)
Deferred financing costs	(7,305)	(171)	(7,476)	(71,556)
	$292,695	$277,076	$569,771	$4,752,050
December 31, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$578,422	$4,634,235
Premium (discount), net	—	(1,293)	(1,293)	10,713
Deferred financing costs	(7,829)	(388)	(8,217)	(57,720)
	$292,171	$276,741	$568,912	$4,587,228
The following table summarizes certain key terms of corporate and investment-level debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
March 31, 2023
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.5	$—	NA	3.5	$300,000	3.93%	3.5
Convertible and exchangeable senior notes	278,422	5.21%	0.7	—	NA	NA	278,422	5.21%	0.7
	$578,422			$—			$578,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$4,508,428	3.09%	3.4	$362,500	8.68%	0.8	$4,870,928	3.51%	3.3
Corporate and Other—Consolidated fund	—	NA	NA	600	6.40%	1.4	600	6.40%	1.4
	$4,508,428			$363,100			$4,871,528

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
December 31, 2022
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.7	$—	NA	3.7	$300,000	3.93%	3.7
Convertible and exchangeable senior notes	278,422	5.21%	0.9	—	NA	NA	278,422	5.21%	0.9
	$578,422			$—			$578,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$3,640,235	2.43%	3.1	$993,500	8.41%	2.6	$4,633,735	3.71%	3.0
Corporate and Other—Consolidated fund	—	NA	NA	500	5.96%	1.6	500	5.96%	1.6
	$3,640,235			$994,000			$4,634,235
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
Corporate Debt—Securitized Financing Facility
In July 2021, special-purpose subsidiaries of the OP (the "Co-Issuers") issued Series 2021-1 Secured Fund Fee Revenue Notes, composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $300 million (following a $100 million increase in April 2022) Secured Fund Fee Revenue Variable Funding Notes, Series 2021-1, Class A-1 (the “VFN” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN allow the Co-Issuers to borrow on a revolving basis. The Series 2021-1 Notes were issued under an Indenture dated July 2021, as amended in April 2022, that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions. The Series 2021-1 Notes replaced the Company's previous corporate credit facility.
The Series 2021-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of its other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2021-1 Notes are secured by net investment management fees earned by subsidiaries of DBRG, equity interests in portfolio companies in the Operating segment and limited partnership interests in certain sponsored funds held by subsidiaries of DBRG, as collateral.
The Class A-2 Notes bear interest at a rate of 3.933% per annum, payable quarterly. The VFN bear interest generally based upon 1-month Adjusted Term Secured Overnight Financing Rate or SOFR (prior to April 2022, 3-month LIBOR) or an alternate benchmark as set forth in the purchase agreement of the VFN plus 3%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum. The final maturity date of the Class A-2 Notes is in September 2051, with an anticipated repayment date in September 2026. The anticipated repayment date of the VFN is in September 2024, subject to two one-year extensions at the option of the Co-Issuers. If the Series 2021-1 Notes are not repaid or refinanced prior to their anticipated repayment date, or such date is not extended for the VFN, interest will accrue at a higher rate and the Series 2021-1 Notes will begin to amortize quarterly.
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
Corporate Debt—Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, each representing senior unsecured obligations of DigitalBridge Group, Inc. or a subsidiary as the respective issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2023	December 31, 2022

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes (2)	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$200,000	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.75%	9.20	108.6956	8,524	July 21, 2023	78,422	78,422
								$278,422	$278,422
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
(2)    Fully repaid in April 2023.
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
Exchange of Senior Notes For Common Stock and Cash
There were no exchange transactions in the three months ended March 31, 2023.
In March 2022, DBRG and the OP completed separate privately negotiated exchange transactions with certain noteholders of the 5.75% exchangeable notes. The Company exchanged in aggregate $60.3 million of outstanding principal of the 5.75% exchangeable notes into 6,389,366 shares of the Company's class A common stock and paid $13.9 million of cash. The exchanges resulted in a debt extinguishment loss of $133.2 million, calculated as the excess of consideration paid over the carrying value of the notes exchanged, and recorded in other loss on the consolidated statement of operations. Consideration was measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective exchanges, and cash paid, net of transaction costs. The exchanges did not qualify as debt conversion and were treated as debt extinguishment as the Company issued less than the number of shares issuable under the stated exchange ratio of 108.696 shares per $1,000 of note principal exchanged.
Non-Recourse Investment-Level Secured Debt
These are investment level financing that are non-recourse to DBRG and are primarily secured by data center portfolios held by subsidiaries in the Operating segment. At March 31, 2023, the subsidiaries in the Operating segment were in compliance with the financial covenants underlying their respective investment-level secured debt.
In 2023, subsidiaries in the Operating segment refinanced or raised additional debt through new securitization transactions, as follows. There were no securitization activities in 2022.

In February 2023, DataBank issued $715 million of securitized notes at fixed rate coupon of 5.12% per annum (7.07% per annum effective rate as the notes were issued at a discount) with a 5-year anticipated repayment date. In April 2023, DataBank secured an additional $350 million credit facility. Proceeds were applied principally to refinance the data center assets of its zColo subsidiary and to repay the outstanding balance on its variable funding notes.
In March 2023, Vantage SDC issued $370 million of securitized notes at a fixed rate coupon of 6.32% per annum with a 5-year anticipated repayment date. Proceeds were applied principally to repay previously issued securitized notes which had an anticipated repayment date in November 2023 and the outstanding balance on its variable funding notes.
These refinancing transactions resulted in a net loss from debt extinguishment totaling $9.4 million, representing prepayment penalty and accelerated amortization of deferred financing costs, debt discount and premium, recorded in interest expense.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at March 31, 2023. Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, or based upon initial maturity dates or extended maturity dates if extension criteria are met at March 31, 2023 for extensions that are at the option of the respective borrower entities.
The $200 million outstanding principal of the 5% convertible senior notes that was due in April 2023 was fully repaid at maturity.

(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Corporate debt
Securitized financing facility	$—	$—	$—	$300,000	$—	$—	$300,000
Convertible and exchangeable senior notes	200,000	—	78,422	—	—	—	278,422
	$200,000	$—	$78,422	$300,000	$—	$—	$578,422

Non-recourse investment-level secured debt
Operating segment	$102,985	$863,253	$700,000	$1,519,690	$600,000	$1,085,000	$4,870,928
Corporate and Other—Consolidated fund	—	600	—	—	—	—	600
	$102,985	$863,853	$700,000	$1,519,690	$600,000	$1,085,000	$4,871,528

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2021	35,340	142,144	166
Exchange of notes for class A common stock	—	6,389	—
Equity awards issued, net of forfeitures	—	1,248	—
Shares canceled for tax withholding on vested equity awards	—	(411)	—
Shares outstanding at March 31, 2022	35,340	149,370	166

Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(3)	—	—
Equity awards issued, net of forfeitures	—	2,486	—
Shares canceled for tax withholding on vested equity awards	—	(415)	—
Shares outstanding at March 31, 2023	33,108	161,834	166
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2023:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	8,429	$84	$210,731	Currently redeemable
Series I	7.15%	June 2017	12,988	130	324,710	Currently redeemable
Series J	7.125%	September 2017	11,691	117	292,270	Currently redeemable
			33,108	$331	$827,711
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
Reverse Stock Split
In August 2022, the Company effectuated a one-for-four reverse stock split of its outstanding shares of class A and class B common stock. The number of authorized shares of common stock was not adjusted in connection with the reverse stock split, however, the Company intends to seek stockholder approval to make a proportional change to the number of authorized shares of class A and class B common stock at its next annual meeting of stockholders. Par value of common stock was proportionately increased from $0.01 to $0.04 per share. Common stock share and per share information, including OP Units and stock award units as well as the Company's senior note conversion or exchange ratio in common stock shares, have been revised for all periods presented in this Quarterly Report on Form 10-Q to give effect to the reverse stock split.
Stock Repurchases
Pursuant to a $200 million stock repurchase program announced in July 2022, during the three months ended March 31, 2023, the Company repurchased 2,738 shares in aggregate across Series H, I and J preferred stock for approximately $52,000, or a weighted average price of $18.89 per share. In April 2023, an additional 232,485 shares of preferred stock were repurchased for $4.7 million, or a weighted average price of $20.20 per share. In 2022, the Company repurchased (i) 2,228,805 shares in aggregate across Series H, I and J preferred stock at a discount for $52.6 million, or a weighted average price of $23.62 per share; and (ii) 4,195,020 shares of class A common stock for $54.9 million, or a weighted average price of $13.09 per share. The stock repurchase program expires on June 30, 2023 and may be extended, modified, or discontinued at any time by the Company's Board of Directors.
The excess or deficit of the repurchase price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.

Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2021	$2,334	$5,861	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	217	—	(3,131)	25	(2,889)
Amounts reclassified from AOCI	(200)	(5,861)	(20,680)	—	(26,741)
AOCI at March 31, 2022	$2,351	$—	$2,691	$7,711	$12,753

AOCI at December 31, 2022	$(295)	$—	$(1,214)	$—	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	—	787	—	786
Amounts reclassified from AOCI	296	—	(1,051)	—	(755)
AOCI at March 31, 2023	$—	$—	$(1,478)	$—	$(1,478)
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2021	$11,057
Other comprehensive loss before reclassifications	(2,184)
Amounts reclassified from AOCI	(9,827)
AOCI at March 31, 2022	$(954)

AOCI at December 31, 2022	$(3,015)
Other comprehensive loss before reclassifications	503
Amounts reclassified from AOCI	(468)
AOCI at March 31, 2023	$(2,980)
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

(In thousands)	Three Months Ended March 31,
Component of AOCI reclassified into earnings	2023	2022
Relief of basis of AFS debt securities	$—	$5,861
Release of foreign currency cumulative translation adjustments	1,051	20,680
Release of AOCI of equity method investments	(296)	200

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in the Company's investment management business prior to its redemption in May 2022 as discussed below, and in open-end funds sponsored and consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2023	2022
Redeemable noncontrolling interests
Balance at January 1	$100,574	$359,223
Contributions	—	10,150
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(104)	(9,414)
Net income (loss)	6,943	(11,220)
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	—	690,000
Balance at March 31	$107,413	$1,038,739
Redeemable Noncontrolling Interest in Investment Management
On May 23, 2022, the Company redeemed the 31.5% noncontrolling interest in its investment management business held by affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm, pursuant to a purchase and sale agreement ("PSA") entered into in April 2022.
In connection with Wafra's initial investment in the Company's investment management business in July 2020, Wafra had assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DBP I, and has a $125.0 million commitment to DBP II that has been partially funded to-date. These are the Company's flagship value-add equity infrastructure funds. Wafra had also agreed to make commitments to the Company's future funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the investment management business, subject to certain caps.
Pursuant to the PSA, Wafra’s entitlement to carried interest in DBP II was reduced from 12.6% to 7%, and with certain limited exceptions, Wafra sold or gave up its right to invest in, or receive carried interest from, future investment management products, but except as otherwise provided, retained its investment in and its allocation of carried interest from existing investment management products.
Consideration for the redemption of Wafra's interest consisted of: (i) an upfront payment of $388.5 million in cash and 14,435,399 shares of the Company's Class A common stock valued at $348.8 million based upon the closing price of the Company's class A common stock on May 23, 2022; and (ii) Wafra's right to earn a contingent amount up to $125 million if the Company raises fee earning equity under management (as defined in the PSA) up to $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 for portion earned in 2022 and March 2024 for any remaining portion earned in 2023, with up to 50% payable in shares of the Company's Class A common stock at the Company's election. The Company paid Wafra in cash $90 million of the contingent amount in March 2023.
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
Additionally, in July 2020, the Company had also issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis), as described further in Note 11. In connection with the redemption, the terms of the warrants were amended, among other things, to provide for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature changed the classification of the warrants from equity to liability. The warrants were remeasured to fair value prior to reclassification in May 2022, with the increase in value recorded in equity to reduce additional paid-in capital. Subsequent changes in fair value of the warrant liability is recorded in earnings.

The Company's redemption of Wafra's interest in May 2022 also resulted in the assumption of $5.2 million of deferred tax asset that now accrues to the Company.
Noncontrolling Interests in Investment Entities
DataBank Additional Investment in 2022
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
DataBank Recapitalization in 2022
DataBank was partially recapitalized in the second half of 2022 through multiple sales of equity interest to new investors totaling $2.0 billion in cash. The Company's ownership interest in DataBank decreased from 21.8% (as noted above) to 11.0%. The Company received its share of proceeds from the sale of $425.5 million in the third and fourth quarters of 2022, including its share of carried interest, net of allocation to employees.
As the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. The difference between the book value of the Company's interest and its ownership based upon the current value of DataBank resulted in a reallocation from noncontrolling interests in investment entities to additional paid-in capital totaling $230.2 million in the third and fourth quarters of 2022.
The recapitalization transaction triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result of the accelerated vesting, $10 million of additional equity based compensation was recorded in the third quarter of 2022 based upon DataBank's original grant date fair value of these awards, of which $7.8 million was attributable to noncontrolling interests in investment entities.
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
Redemption of OP Units—No OP Units were redeemed in the three months ended March 31, 2023. The Company redeemed 100,220 OP Units during the year ended December 31, 2022 through the issuance of an equal number of shares of class A common stock on a one-for-one basis.
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
Marketable Equity Securities
Marketable equity securities with long positions of $166.0 million at March 31, 2023 and $155.9 million at December 31, 2022, included within equity investments of Corporate and Other (Note 4), and short positions of $45.6 million at March 31, 2023 and $40.9 million at December 31, 2022, included in other liabilities (Note 7), consist of publicly traded equity securities held predominantly by sponsored liquid strategy funds consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Equity Investment of Consolidated Fund
A consolidated credit fund has equity interest in a pooling entity, invested alongside other affiliated managed funds, that holds a portfolio of loans. The fund's equity interest in the pooling entity had a fair value of $62.5 million at March 31, 2023 and $46.8 million at December 31, 2022, classified as Level 3 of the fair value hierarchy. Fair value of the fund's equity interest in the pooling entity is based upon its share of expected cash flows from the loan assets held by the pooling entity. In estimating the fair value of its underlying loans, the pooling entity considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon the comparison to market yields, it was determined that the transacted price on the loans held by the pooling entity approximate their fair value at March 31, 2023 and at December 31, 2022.
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
The Company had no outstanding derivatives at March 31, 2023. At December 31, 2022, the fair value of derivative assets was $11.8 million, included in other assets, and there were no derivatives in a liability position. All derivative positions were non-designated hedges. Derivative notional amounts for foreign exchange contracts aggregated to the equivalent of $321.1 million at December 31, 2022, and there were no outstanding interest rate contracts.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Foreign currency contracts:
Realized and unrealized gain in earnings on non-designated contracts (1)	$4,053	$1,510
Interest rate contracts:
Realized and unrealized gain in earnings on non-designated contracts	—	61
__________
(1)    Amount in 2023 relates to foreign currency contract entered into on behalf of a sponsored fund, which has no net impact to the Company's earnings, as discussed in Note 16.
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
Warrants
As discussed in Note 10, the Company had issued five warrants to Wafra in July 2020. Each warrant entitles Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.

The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in other gain (loss) on the consolidated statements of operations. The warrants were valued at $22.2 million at March 31, 2023 and $17.7 million at December 31, 2022 using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 44.4% (40.8% at December 31, 2022); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.78% per annum (4.16% per annum at December 31, 2022), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrant liability, classified as Level 3 fair value, increased $4.5 million during the three months ended March 31, 2023.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets for InfraBridge's new global infrastructure funds are met. In measuring the contingent consideration, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.9% to derive a present value amount. The contingent consideration of $10.9 million at March 31, 2023 is classified as Level 3 of the fair value hierarchy, with changes in fair value recorded in other gain (loss).
Fair Value Option
Loans Receivable
Loans receivable are carried at fair value under the fair value option, which consisted of two unsecured promissory notes, one in connection with the 2022 sale of the Company's Wellness Infrastructure business (Note 2) and one held by DataBank, presented within Corporate and Other and in the Operating segment, respectively. Both loans receivable have a bullet repayment of principal and accrue PIK interest. Accrued interest forms part of the fair value of loans receivable and is recorded in other income. Changes in fair value of loans receivable are recorded in other gain (loss).
At March 31, 2023, fair value of loans receivable was $6.8 million ($137.9 million at December 31, 2022), with unpaid principal balance, inclusive of PIK interest, of $168.8 million ($167.8 million at December 31, 2022), classified as Level 3 in the fair value hierarchy. At March 31, 2023, the Wellness Infrastructure note was fully written down, taking into consideration an impending foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender. The DataBank note was carried at par plus accrued PIK interest as it was fully repaid in April 2023. At December 31, 2022, loan fair values were based upon a discounted cash flow projection of principal and interest expected to be collected, applying discount rates of 10.0% and 10.5%.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Fair Value Option	Equity Investment of Consolidated Fund
(In thousands)	Loans Receivable
Fair value at December 31, 2021	$82,930	$—
Originations and drawdowns	360,990	—
Paydowns	(112,500)	—
Change in accrued interest and capitalization of paid-in-kind interest	(650)	—
Unrealized gain (loss) in earnings, net	(2,815)	—
Fair value at March 31, 2022	$327,955	$—

Net unrealized gain (loss) in earnings on instruments held at March 31, 2022	$(2,815)	$—

Fair value at December 31, 2022	$137,945	$46,770
Contributions	—	9,627
Change in consolidated fund's share of equity investment (1)	—	6,125
Paydowns of underlying loan assets held by equity investment of consolidated fund	—	(25)
Change in accrued interest and capitalization of paid-in-kind interest	545	—
Unrealized gain (loss) in earnings, net (2)	(131,686)	11
Fair value at March 31, 2023	$6,804	$62,508

Net unrealized gain (loss) in earnings on instruments held at March 31, 2023	$(131,686)	$11
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions.
(2)    With respect to equity investment of the consolidated fund, represents remeasurement of a foreign currency denominated loan asset held by the pooling entity of the consolidated fund.
Investment Carried at Fair Value Using Net Asset Value
The Company holds an investment in a non-traded healthcare REIT, valued at $34.5 million at March 31, 2023 and at December 31, 2022, presented within Corporate and Other in Note 4. The Company has no commitment for any further investment in the non-traded REIT in the future. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; and (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for disposition or otherwise, write-down of asset values due to impairment.
Other than the assets and liabilities acquired in the InfraBridge business combination discussed in Note 3, there were no assets held for investment carried at nonrecurring fair value at March 31, 2023 and December 31, 2022.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,695
Convertible and exchangeable senior notes	325,098	—	—	325,098	277,076
Non-recourse investment-level debt	—	4,134,916	363,488	4,498,404	4,752,050
December 31, 2022
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,171
Convertible and exchangeable senior notes	304,513	—	—	304,513	276,741
Non-recourse investment-level debt	—	3,268,508	944,984	4,213,492	4,587,228
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
Consolidated Company-Sponsored Private Funds—The Company currently consolidates sponsored private funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored private fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to the value of its outstanding investment in the consolidated private funds of $112.6 million at March 31, 2023 and $94.7 million at December 31, 2022. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated private funds.
The following table presents the assets and liabilities of the consolidated funds, which are presented within Corporate and Other in the supplemental schedule to the consolidated balance sheets.

(In thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$82,906	$86,433
Investments—marketable equity securities and equity interest in credit pooling entity (Note 11)	211,758	185,845
Other assets	414	1,895
	$295,078	$274,173
Liabilities
Debt	$350	$465
Other liabilities
Securities sold short	45,629	40,928
Due to custodian	29,130	35,457
Other	1,059	2,734
	$76,168	$79,584
Unconsolidated Company-Sponsored Private Funds—The Company does not consolidate its sponsored private funds where it has insignificant direct equity interests or capital commitments to these funds as general partner. The Company may invest alongside certain of its sponsored private funds through joint ventures between the Company and these funds, or the Company may have capital commitments to its sponsored private funds that are satisfied directly through the co-investment joint ventures as an affiliate of the general partner. In these instances, the co-investment joint ventures are consolidated by the Company. As the Company's direct equity interests in its sponsored private funds as general partner absorb insignificant variability, the Company is considered to be acting in the capacity of an agent of these funds and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated sponsored private funds under the equity method. The Company's maximum exposure to loss is limited to the carrying value of its investment in the unconsolidated sponsored private funds, totaling $853.8 million at March 31, 2023 and $752.3 million at December 31, 2022, included in equity investments, and $0.8 million at March 31, 2023 and $1.0 million at December 31, 2022, included within assets held for disposition.

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(184,136)	$(165,197)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(13,661)	(81,360)
Net income (loss) attributable to DigitalBridge Group, Inc.	(197,797)	(246,557)
Preferred dividends	(14,676)	(15,759)
Net income (loss) attributable to common stockholders	(212,473)	(262,316)
Net income (loss) allocated to participating securities	(31)	—
Net income (loss) allocated to common stockholders—basic	(212,504)	(262,316)
Interest expense attributable to convertible and exchangeable notes (1)	—	—
Net income (loss) allocated to common stockholders—diluted	$(212,504)	$(262,316)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	158,446	142,485
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	158,446	142,485
Income (loss) per share—basic
Income (Loss) from continuing operations	$(1.25)	$(1.27)
(Income (Loss) from discontinued operations	(0.09)	(0.57)
Net income (loss) attributable to common stockholders per common share—basic	$(1.34)	$(1.84)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$(1.25)	$(1.27)
(Income (Loss) from discontinued operations	(0.09)	(0.57)
Net income (loss) attributable to common stockholders per common share—diluted	$(1.34)	$(1.84)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended March 31, 2023 and 2022, the effect of adding back interest expense of $4.0 million and $4.8 million, respectively, and 11,697,600 and 16,580,800 of weighted average dilutive common share equivalents, respectively. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 8) for the three months ended March 31, 2022.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 15) with weighted average shares of 32,400 and 2,164,300 for the three months ended March 31, 2023 and 2022, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 362,800 and 2,937,600 for the three months ended March 31, 2023 and 2022, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At March 31, 2023 and 2022, 12,628,900 and 12,728,900 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
14. Fee Income
The following table presents the Company's fee income by type.

	Three Months Ended March 31,
(In thousands)	2023	2022
Management fees	$57,158	$42,191
Incentive fees	869	—
Other fees	1,099	646
Total fee income	$59,126	$42,837
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
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies, and on a non-recurring basis, loan origination fees.
15. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At March 31, 2023, an aggregate 24.5 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation under a risk-neutral premise, with the following assumptions:

	2023 PSU Grants	2022 PSU Grants	2021 PSU Grants
Expected volatility of the Company's class A common stock (1)	41.3%	32.4%	35.4%
Expected annual dividend yield (2)	0.3%	—%	—%
Risk-free rate (per annum) (3)	3.8%	2.0%	0.3%
__________
(1)    Based upon the historical volatility of the Company's stock and those of a specified peer group.
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield was zero for the March 2022 and 2021 PSU awards as common dividends were suspended beginning the second quarter of 2020 and reinstated in the third quarter 2022.
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
Equity-based compensation cost pursuant to DBRG's Equity Incentive Plan is included in the following line items on the consolidated statement of operations.

	Three Months Ended March 31,
(In thousands)	2023	2022
Compensation expense (including $0 and $37 expense related to dividend equivalent rights)	$10,770	$8,979
Administrative expense	228	88
	$10,998	$9,067

Changes in unvested equity awards pursuant to DBRG's Equity Incentive Plan are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2022	1,706,674	2,625,000	20,058	2,397,391	1,889,587	8,638,710	$17.84	$10.84
Granted	1,865,483	—	6,457	—	397,262	2,269,202	13.36	11.75
Vested	(532,399)	—	(6,439)	(599,348)	(635,926)	(1,774,112)	29.84	15.72
Forfeited	(822)	—	—	—	(424,065)	(424,887)	29.84	27.29
Unvested shares and units at March 31, 2023	3,038,936	2,625,000	20,076	1,798,043	1,226,858	8,708,913	6.02	10.33
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
Fair value of equity awards that vested, as shown above, determined based upon their respective fair values at vesting date, was $20.9 million and $33.4 million for the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards pursuant to DBRG's Equity Incentive Plan was $55.5 million, which is expected to be recognized over a weighted average period of 2.2 years. This excludes $18.8 million of unvested RSUs that are not currently probable of achieving their performance conditions and have a remaining performance measurement period of 1.1 years.
16. Transactions with Affiliates
Affiliates include (i) private funds and other investment vehicles that the Company manages or sponsors, and in which the Company may have an equity interest or co-invests with; (ii) the Company's investments in unconsolidated ventures; and (iii) directors, senior executives and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Due from Affiliates
Investment vehicles, portfolio companies and unconsolidated ventures
Fee income	$58,076	$35,010
Cost reimbursements and recoverable expenses	7,111	7,031
Other	964	—
Employees and other affiliates	1,134	3,319
	$67,285	$45,360
Due to Affiliates (Note 7)
Investment vehicles—Derivative obligation	$—	$11,793
Investment vehicles, employees and other affiliates	860	658
	$860	$12,451
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest or co-investment, are presented in Note 14. Substantially all fee income are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee income.
Cost Reimbursements and Recoverable Expenses—The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to the formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles.

Such cost reimbursements and recoverable expenses, included in other income, totaled $1.3 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
Derivative Obligations of Sponsored Fund—In the third quarter of 2022, the Company, in its capacity as general partner and for the benefit of its sponsored fund, entered into foreign currency forward contracts to economically hedge the foreign currency exposure of an investment commitment of its sponsored fund (Note 11). The investment committee of the sponsored fund has ratified the fund's responsibility and obligation to assume all resulting liabilities and benefits from the foreign currency contracts effective from trade date through the novation of the contracts to the fund. The Company recorded a payable in due to affiliates to reflect the fund's obligation to assume the resulting asset from the foreign currency contracts; accordingly, there was no net effect to the Company's earnings resulting from these foreign currency contracts. Upon the novation of the contracts to the fund in January 2023, the Company de-recognized the derivative asset and the corresponding payable in due to affiliate.
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
Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet, in the amount of $71.8 million at March 31, 2023 and $70.4 million at December 31, 2022. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $2.2 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, in connection with the DataBank recapitalization (Note 10) in the second half of 2022, Messrs. Ganzi and Jenkins received realized carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate is not deemed a compensatory arrangement. Such equity interest represent noncontrolling interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, senior management, investment professionals and certain other employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $18.3 million at March 31, 2023 and $17.7 million at December 31, 2022, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. Their share of net income (loss) was $0.6 million for the three months ended March 31, 2023 and immaterial for the three months ended March 31, 2022. Such amounts are reflected in net income (loss) attributable to noncontrolling interests and exclude their share of carried interest allocation, which is reflected in compensation expense (reversal)—carried interest.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by

Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $1.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $0.3 million and $5.6 million in the three months ended March 31, 2023 and 2022, respectively, and $33.5 million since inception of the arrangement in 2021.
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of March 31, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
18. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $595 and $78	$53,375	$70,065
Cash received (paid) for income taxes	1,463	(328)
Operating lease payments	15,246	15,650
Finance lease payments	3,961	3,916
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$95	$(5,488)
Net cash provided by (used in) investing activities of discontinued operations	253,875	(86,387)
Net cash provided by (used in) financing activities of discontinued operations	(28,956)	(12,653)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,444	$15,759
Improvements in operating real estate included in other liabilities	39,351	9,910
Receivables from asset sales	2,282	14,009
Operating lease right-of-use assets and lease liabilities established	11,693	1,498
Contingent consideration for acquisition of InfraBridge	10,874	—
Preferred stock repurchase payable	52	—
Exchange of notes into shares of Class A common stock	—	60,317
Seller Note received in sale of NRF Holdco equity	—	154,992
Redemption of OP Units for common stock	—	2
Assets disposed in sale of equity of investment entities	—	3,420,783
Liabilities disposed in sale of equity of investment entities	—	3,144,700
Noncontrolling interests of investment entities sold or deconsolidated (1)	—	215,777
__________
(1)    Represents deconsolidation of noncontrolling interests upon sale of the Company's equity interests in investment entities (Note 2).
19. Subsequent Events
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
•our position as an investor and investment manager of digital infrastructure and our ability to manage any related conflicts of interest;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC's website at www.sec.gov.
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
Our Organization
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At March 31, 2023, we had $69 billion of AUM, composed of assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.

We operate as a taxable C Corporation, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2023, we owned 93% of the Operating Company as its sole managing member.
Our Business
The Company conducts its business through two reportable segments: (i) Investment Management; and (ii) Operating, the Company's direct co-investment in digital infrastructure assets held by its portfolio companies.
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
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate co-investment companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at March 31, 2023 and December 31, 2022); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at March 31, 2023 and December 31, 2022). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.
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
•Our Liquid Strategies are fundamental long-only and long-short public equities strategies with well-defined mandates, leveraging the network and intellectual capital of our platform to build liquid portfolios of high quality, undervalued businesses across digital infrastructure, real estate, and technology, media, and telecom.
•InfraBridge is focused on mid-market investments in the digital infrastructure and related sectors of transportation and logistics, and energy transition.
Significant Developments
The following summarizes significant developments that affected our business and results of operations in the first quarter of 2023 and through the date of this filing.
Financing
•$200 million of convertible senior notes was repaid upon maturity in April 2023 with cash on hand, which reduces our leverage and outstanding corporate debt to $378 million.

Investment Management Segment
•In February 2023, we completed our previously announced acquisition of InfraBridge for $313.2 million upfront cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus potential contingent payments based upon future fundraising for InfraBridge's third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. The acquisition comprises InfraBridge's investment management platform and fund sponsor investments.
The acquisition further scales our investment management business. InfraBridge’s global infrastructure equity platform will be a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition added $5.1 billion in fee earning equity under management ("FEEUM"), comprising primarily GIF II and GIF I investment funds.
Other
•Our investment in BrightSpire Capital, Inc. (NYSE: BRSP), which was our largest remaining non-digital investment, was fully disposed in the first quarter of 2023 for approximately $202 million in net proceeds.
•A non-cash charge of $133 million in fair value write-down was recorded in 2023 on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business. This resulted from an impending foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender.
Assets Under Management and Fee Earning Equity Under Management
Below is a summary of our AUM and FEEUM.

Type	Products	Description	March 31, 2023	December 31, 2022
Assets under Management (1)			$69.3	$52.8

Fee Earning Equity under Management (2)
Institutional Funds	DBP infrastructure equity	Earns management fees and potential for carried interest or incentive fees	$11.2	$11.2
	InfraBridge Global Infrastructure Funds		4.4	—
	Core Equity, DigitalBridge Credit and Liquid Strategies		2.2	2.0
Other Investment Vehicles	DigitalBridge co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	7.0	6.5
	InfraBridge co-invest vehicles		0.7	—
	Digital infrastructure held by portfolio companies		2.2	2.5
			$27.7	$22.2
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
•FEEUM increased by $5.5 billion or 25% to $27.7 billion at March 31, 2023, reflecting the addition of $5.1 billion of InfraBridge FEEUM and new capital raised in co-investment structures.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segment.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Total revenues
Investment Management	$6,829	$13,831	$(7,002)
Operating	231,664	202,522	29,142
Corporate and Other	11,667	16,481	(4,814)
	$250,160	$232,834	17,326
Income (Loss) from continuing operations
Investment Management	$(2,804)	$(9,143)	$6,339
Operating	(97,942)	(74,141)	(23,801)
Corporate and Other	(177,380)	(165,755)	(11,625)
	$(278,126)	$(249,039)	(29,087)
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Investment Management	$(2,198)	$(7,602)	$5,404
Operating	(10,789)	(12,824)	2,035
Corporate and Other	(171,149)	(144,771)	(26,378)
	$(184,136)	$(165,197)	(18,939)
Revenues
Total revenues increased 7% to $250.2 million.
•Investment Management—Revenues were 51% lower at $6.8 million due to significant variability from unrealized carried interest. 2023 had a larger net reversal of unrealized carried interest (2023: $55.2 million and 2022: $31.1 million before management allocation), driven by DBP II. As DBP II is still in the early stage of its lifecycle, the carried interest reversal is a function of continuing accrual of preferred returns over time at a higher rate than fair value increases on its underlying investments in the first quarters of 2023 and 2022. Excluding gross unrealized carried interest, revenues would have been $62.1 million in 2023 and $44.9 million in 2022 or a 38% increase. Fee income was $16.3 million or 38% higher, attributable largely to two months of management fees from InfraBridge funds, and additional capital raises during 2022.
Supplemental performance measures of the Investment Management segment are presented under "—Non-GAAP Measures."
•Operating—Revenues were higher in 2023, resulting from data center acquisitions and additional lease-up of expanded capacity in Vantage SDC during 2022.
•Corporate and Other—Revenues represent largely our share of earnings from our general partner affiliate investments in the DBP and InfraBridge funds and income from warehoused investments, if any. Revenues were lower in 2023 as our warehoused credit investments were transferred to our new credit fund during the second half of 2022.
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Income (Loss) from continuing operations attributable to DBRG was $184.1 million, a 11% increase in net loss.
•Investment Management—Net loss attributable to DBRG was $2.2 million, a 71% decrease in net loss. The net loss in both periods resulted from a reversal of unrealized carried interest as noted above. Excluding DBRG's share of unrealized carried interest net of allocation to management and Wafra, there would have been positive net income attributable to DBRG of $14.4 million in 2023 and $2.1 million in 2022, a $12.3 million increase. This increase is contributed largely by two months of net income from InfraBridge and full attribution of net income to DBRG following the redemption of Wafra's 31.5% interest in Investment Management in May 2022.
•Operating—The Operating segment generally records a net loss, taking into account the effects of real estate depreciation and intangible asset amortization. Our share of net loss reflects a 13% ownership in Vantage SDC and our interest in DataBank, which decreased from 22% as of March 2022 to 11% as of March 2023.
•Corporate and Other—Net loss generally reflects corporate level costs that have not been allocated to our reportable segments, primarily interest expense on senior notes and compensation and administrative expenses. Also included are the effects of fair value changes on investments carried at fair value, including our share of earnings from our fund investments. The significant net loss in both periods, however, reflect large non-cash charges: (i) a $133 million fair value write-down in 2023 on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business; and (ii) a $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes in 2022 (refer to Note 8 to the consolidated financial statements).
A more detailed discussion of key components of revenue and income (loss) from continuing operations follows.

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues
Fee income	$59,126	$42,837	$16,289
Carried interest allocation (reversal)	(54,756)	(31,079)	(23,677)
Principal investment income (loss)	3,562	6,454	(2,892)
Property operating income	230,927	202,511	28,416
Other income	11,301	12,111	(810)
Total revenues	250,160	232,834	17,326
Expenses
Property operating expense	97,126	84,003	13,123
Interest expense	67,196	44,030	23,166
Investment expense	5,751	9,565	(3,814)
Transaction-related costs	8,527	165	8,362
Depreciation and amortization	141,574	128,567	13,007
Compensation expense—cash and equity-based	74,650	65,542	9,108
Compensation expense (reversal)—incentive fee and carried interest	(36,831)	(20,352)	(16,479)
Administrative expenses	26,506	27,885	(1,379)
Total expenses	384,499	339,405	45,094
Other gain (loss), net	(142,745)	(149,881)	7,136
Income (Loss) before income taxes	(277,084)	(256,452)	(20,632)
Income tax benefit (expense)	(1,042)	7,413	(8,455)
Income (Loss) from continuing operations	(278,126)	(249,039)	(29,087)
Income (Loss) from discontinued operations	(14,218)	(94,645)	80,427
Net income (loss)	(292,344)	(343,684)	51,340
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,943	(11,220)	18,163
Investment entities	(84,828)	(63,045)	(21,783)
Operating Company	(16,662)	(22,862)	6,200
Net income (loss) attributable to DigitalBridge Group, Inc.	(197,797)	(246,557)	48,760
Preferred stock dividends	14,676	15,759	(1,083)
Net income (loss) attributable to common stockholders	$(212,473)	$(262,316)	49,843

Fee Income

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Management fees	$57,158	$42,191	$14,967
Incentive fees	869	—	869
Other fee income	1,099	646	453
	$59,126	$42,837	16,289
Fee income was $16.3 million or 38% higher in 2023, primarily driven by two months of management fees from InfraBridge and management fees from capital raised during 2022, including the DataBank recapitalization and our new core equity fund. Additionally, there were incentive fees earned in 2023 from a sub-advisory account in Liquid Strategies.
Carried Interest Allocation (Reversal)

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Carried interest allocation (reversal)
Realized	$476	$—	$476
Unrealized	(55,232)	(31,079)	(24,153)
	$(54,756)	$(31,079)	(23,677)
Carried interest allocation (reversal) represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and Wafra. There was a higher net reversal of unrealized carried interest in 2023 compared to 2022, driven by DBP II. As DBP II is still in the early stage of its lifecycle, the carried interest reversal is a function of continuing accrual of preferred returns over time at a higher rate than fair value increases on its underlying investments in the first quarter of 2023 and 2022. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time as the carried interest is realized.
Our share of net carried interest reversal after allocations to management and Wafra was $16.6 million in 2023 and $9.7 million in 2022.
Principal Investment Income (Loss)
Principal investment income decreased $2.9 million to $3.6 million in 2023. This was driven by lower earnings from our equity interests in DBP I and DBP II, with the earnings representing unrealized fair value increases on the investments of these funds.
Property Operating Income and Expense

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Property operating income
Operating segment
Lease income	$210,402	$184,171	$26,231
Data center service revenue	20,525	18,340	2,185
	230,927	202,511	28,416
Property operating expense
Operating segment	$97,126	$84,003	$13,123
Operating Segment
Property operating income and expense are higher in 2023, reflecting operating results from additional acquisitions throughout 2022. These include DataBank's acquisition of four data centers in March 2022, and within the Vantage SDC portfolio, additional lease-up of expanded capacity and existing inventory throughout 2022.

At March 31, 2023, the Operating segment portfolio includes 74 data centers in the U.S., three in Canada, one in the U.K., and five in France.

	March 31, 2023	December 31, 2022
Operating segment
Number of data centers
Owned	35	35
Leasehold (1)	48	49
	83	84
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	2,405	2,405
Leased Square Feet	1,913	1,888
% Utilization Rate (% Leased)	80%	78%
__________
(1)    Lease expired and not renewed in the first quarter of 2023.
On a same store basis, property operating income and expense also increased in 2023, driven by the Vantage SDC portfolio, attributable to increase in leased square footage from lease-up of expanded capacity and existing inventory.
Other Income
Other income was $0.8 million lower at $11.3 million in 2023. 2022 had included interest income from warehoused credit investments that were transferred to our new credit fund during the second half of 2022, while there was higher dividend income and interest income from money market deposits in 2023.
Interest Expense

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Interest expense
Corporate debt	$7,790	$8,306	(516)
Non-recourse investment-level debt	59,406	35,724	23,682
	$67,196	$44,030	23,166
Corporate Debt—Interest expense decreased $0.5 million in 2023, driven by the early exchange of our 5.75% exchangeable notes in March 2022 which resulted in the extinguishment of higher cost corporate debt.
Non-Recourse Investment-Level Debt—The increase of $23.7 million was driven primarily by: (i) write-off of unamortized deferred financing costs on DataBank's refinanced debt; (ii) higher outstanding debt balance attributed to financing for new acquisitions in 2022; (iii) higher rates in 2023 on Vantage SDC's new securitization and on DataBank's variable rate debt.
Investment Expense
Investment expense decreased $3.8 million to $5.8 million in 2023. The decrease is attributable largely to higher compensatory expense recognized in the first quarter of 2022 in connection with the management team of Vantage Data Centers Holdings, LLC ("Vantage") who performs the day-to-day operations of Vantage SDC and higher costs in 2022 in connection with transition services for DataBank's acquisition of zColo.
Transaction-Related Costs
Transaction-related costs was $8.5 million in 2023 and $0.2 million in 2022, with the increase driven by the acquisition of InfraBridge.
Depreciation and Amortization
Increase in depreciation and amortization can be attributed to intangible assets acquired through the InfraBridge acquisition in February 2023 and DataBank's four new data centers acquired in March 2022.

Compensation Expense

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Cash and equity-based compensation
Cash compensation and benefits	$36,701	$36,607	$94
Equity-based compensation	10,770	8,979	1,791
	47,471	45,586	1,885
Operating segment
Cash and equity-based compensation	27,179	19,956	7,223
	$74,650	$65,542	9,108

Incentive and carried interest compensation (reversal)	$(36,831)	$(20,352)	$(16,479)
Cash and equity-based compensation—Compensation expense, excluding the Operating segment, increased $1.9 million to $47.5 million in 2023. Equity-based compensation expense was higher in 2023, attributed to shortened vesting periods for previously modified awards and a performance-based award that met its target in 2023. These increases were partially offset by profits interests that fully vested in 2022. In terms of cash compensation, the additional expense attributed to InfraBridge was mostly offset by lower severance costs and bonus accrual in 2023.
Higher compensation expense in the Operating segment is attributed to new stock awards and higher headcount at DataBank.
Incentive and carried interest compensation (reversal)—Consistent with the reversal in carried interest (as discussed in "—Carried Interest Allocation (Reversal)" above), there was also a larger reversal in the associated compensation expense, driven by DBP II.
Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Administrative expenses	$19,266	$20,986	$(1,720)
Administrative expenses—Operating segment	7,240	6,899	341
	$26,506	$27,885	(1,379)
Excluding the Operating segment, administrative expenses decreased $1.7 million to $19.3 million in 2023, driven by lower legal costs. Administrative expenses in the Operating segment were largely consistent year-over-year.
Other Gain (Loss), Net
Other loss was $142.7 million in 2023 compared to $149.9 million in 2022.
Other loss in 2023 was driven by decreases in investment values, primarily $133.3 million on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business, taking into consideration an impending foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender.
In 2022, the losses were driven by a non-cash debt extinguishment loss of $133.2 million in connection with an early exchange of our 5.75% exchangeable notes (refer to Note 8 to the consolidated financial statements), and fair value decrease in previously warehoused loans and in marketable equity securities held by our consolidated liquid funds, net of offsetting fair value changes on short positions.
Income Tax Benefit (Expense)
There was an income tax expense of $1.0 million in 2023 and an income tax benefit of $7.4 million in 2022.
Income tax expense in 2023 generally reflects the income tax effect of foreign subsidiaries. The Company has established a full valuation allowance on deferred tax assets of its taxable U.S. entities, resulting in no U.S. income tax provision in 2023.
Income tax benefit in 2022 can be attributed primarily to deferred tax benefit on net operating losses of a subsidiary. A valuation allowance was subsequently established against this deferred tax asset in the fourth quarter of 2022.

Income (Loss) from Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Income (Loss) from discontinued operations	$(14,218)	$(94,645)	$80,427
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	517	(6,175)	6,692
Operating Company	(1,074)	(7,110)	6,036
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(13,661)	$(81,360)	67,699
Loss from discontinued operations in 2023 reflect largely the $9.7 million impairment of BRSP shares prior to disposition in March 2023.
Loss from discontinued operations in 2022 was driven by the disposition of the Wellness Infrastructure business in February 2022, specifically, a $92.1 million write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer, impairment loss based upon final carrying value of the Wellness Infrastructure net assets upon disposition.
Non-GAAP Supplemental Financial Measures
We report Distributable Earnings, Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and, specific to our Investment Management segment, Fee Related Earnings (“FRE”) as non-GAAP financial measures attributable to the Operating Company.
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
Results of our non-GAAP measures attributable to the Operating Company were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Attributable to Operating Company:
Distributable Earnings	$(3,365)	$(5,064)
Adjusted EBITDA	25,626	20,494
Investment Management FRE	34,512	16,989
Distributable Earnings
Distributable Earnings is an after-tax measure that differs from GAAP net income or loss from continuing operations as a result of the following adjustments, including adjustment for our share of similar items recognized by our equity method investments, where applicable: transaction-related costs; restructuring charges (primarily severance and retention costs); realized and unrealized gains or losses, except realized gains or losses related to digital assets, including fund investments, in Corporate and Other; depreciation, amortization and impairment charges; interest expense on finance leases; debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts; our share of unrealized carried interest allocation, net of associated compensation expense; equity-based compensation costs; effect of straight-line lease income and expense; impairment of equity investments directly attributable to decrease in value of depreciable real estate held by the investee; non-revenue enhancing capital expenditures necessary to maintain operating real estate; and income tax effect on certain of the foregoing adjustments. Income taxes included in DE reflect the benefit of deductions arising from certain expenses that are excluded from the calculation of DE, such as equity-based compensation, as these deductions do decrease actual income tax paid or payable by the Company in any one period.
We believe that DE is a meaningful supplemental measure as it reflects the ongoing operating performance of our core business by generally excluding items that are non-core in nature, and allows for our operating results to be more comparable period-over-period and relative to other companies in similar lines of business.

Adjusted EBITDA
Adjusted EBITDA represents DE adjusted to exclude the following items attributable to the Operating Company: interest expense as included in DE, income tax benefit or expense as included in DE, preferred stock dividends, principal investment income or loss as included in DE, placement fee expense, our share of incentive fees and realized carried interest allocation or reversal net of associated compensation expense or reversal, certain investment costs for capital raising that are not reimbursable by our sponsored funds, and capital expenditures as deducted in DE.
We believe that Adjusted EBITDA is a meaningful supplemental measure of performance because it presents the Company’s operating performance independent of its capital structure, leverage and non-cash items, which allows for better comparability against entities with different capital structures and income tax rates. However, because Adjusted EBITDA is calculated without the effects of certain recurring cash charges, including interest expense, taxes, capital expenditures or other recurring cash requirements, its usefulness as a performance measure may be limited.
Distributable Earnings and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income (loss) attributable to common stockholders	$(212,473)	$(262,316)
Net income (loss) attributable to noncontrolling interests in Operating Company	(16,662)	(22,862)
Net income (loss) attributable to Operating Company	(229,135)	(285,178)
Transaction-related and restructuring charges	18,391	24,668
Other (gain) loss, net (excluding realized gain or loss related to digital assets and fund investments in Corporate and Other)	141,229	130,224
Unrealized carried interest (allocation) reversal, net of associated compensation (expense) reversal	18,240	13,078
Equity-based compensation expense	16,339	18,720
Depreciation and amortization	141,220	130,597
Straight-line rent (revenue) and expense, net	(1,727)	(2,548)
Amortization of acquired above-market and (below-market) leases, net	26	(248)
Impairment loss	—	23,802
Non-revenue enhancing capital expenditures	(8,564)	(1,372)
Finance lease interest expense, debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts	15,523	98,465
Income tax effect on certain of the foregoing adjustments	—	(589)
Adjustments attributable to noncontrolling interests in investment entities (1)	(118,563)	(132,237)
DE of discontinued operations (2)	3,656	(22,446)
Distributable Earnings, after tax—attributable to Operating Company	(3,365)	(5,064)
Adjustments attributable to Operating Company:
Interest expense included in DE	12,549	13,280
Income tax (benefit) expense included in DE	1,092	(6,849)
Preferred stock dividends	14,676	15,759
Principal investment (income) loss included in DE	(277)	(58)
Realized carried interest (allocation) reversal, net of associated compensation (expense) reversal	(243)	1,172
Non-revenue enhancing capital expenditures deducted from DE	1,194	2,023
Non pro-rata allocation of (income) loss to noncontrolling interests	—	231
Adjusted EBITDA—attributable to Operating Company	$25,626	$20,494
__________
(1)    Noncontrolling interests' share of adjustments pertain largely to depreciation and amortization; interest expense on finance leases, debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts; unrealized carried interest (allocation) reversal, net of associated compensation (expense) reversal; and non-revenue enhancing capital expenditures.
(2)    Equity method earnings (loss) from BRSP, which qualified as discontinued operations in March 2023, is included in DE of discontinued operations for all periods presented.
Investment Management FRE
Investment Management FRE is calculated as recurring fee income and other income inclusive of cost reimbursements associated with administrative expenses, and net of compensation expense (excluding equity-based compensation, and incentive and carried interest compensation expense or reversal) and administrative expense (excluding placement fees and straight-line rent expense). Investment Management FRE is used to assess the extent to which direct base compensation and operating expenses are covered by recurring fee revenues in the investment management business. We believe that Investment Management FRE is a useful supplemental performance measure because it may provide additional insight into the profitability of the overall investment management business.
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
Investment Management FRE Reconciliation

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income (loss)—Investment Management	$(2,804)	$(9,143)
Interest expense, net of interest income	2,411	2,500
Investment expense, net of reimbursement	51	138
Depreciation and amortization	6,409	5,276
Equity-based compensation	3,898	3,191
Incentive fee and carried interest (allocation) reversal, net of associated compensation (expense) reversal	17,056	10,767
Straight-line rent expense	77	159
Transaction-related and restructuring charges	9,682	3,942
Principal investment (income) loss	(318)	(17)
Other (gain) loss, net	(3,082)	3,055
Income tax (benefit) expense	217	2,374
Investment Management Adjusted EBITDA	33,597	22,242
Start-up FRE	915	2,362
Investment Management FRE	34,512	24,604
Attributable to redeemable noncontrolling interests (1)	—	(7,615)
Investment Management FRE—attributable to Operating Company	$34,512	$16,989
__________
(1)    Wafra's interest in the investment management business was redeemed in May 2022.
Liquidity and Capital Resources
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
•availability under our Variable Funding Notes ("VFN");
•issuance of additional term notes under our corporate securitization;
•third party co-investors in our consolidated investments and/or businesses;
•proceeds from full or partial realization of investments;
•investment-level financing; and
•proceeds from public or private equity and debt offerings.
Overview
At March 31, 2023, our liquidity position was approximately $749 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN. In April 2023, our liquidity position decreased by $200 million following the repayment of our convertible notes upon maturity, which further deleveraged our balance sheet.
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
Significant Liquidity and Capital Activities in 2023
Sources of Funds
•$202 million in net proceeds from full disposition of our BRSP shares in the first quarter of 2023.
Uses of Funds
•Acquisition of InfraBridge in February 2023 for $313 million, net of cash assumed
•$200 million repayment of our convertible senior notes upon maturity in April 2023
•$90 million contingent earnout payment to Wafra in March 2023.
Liquidity Needs and Capital Activities
Stock Repurchases
In July 2022, our Board of Directors authorized a $200 million stock repurchase program which expires in June 2023, but may be extended, modified, or discontinued at any time by our Board of Directors. In 2023 through April, $4.7 million of preferred stock was repurchased. $87.7 million repurchase capacity remains available under the program.
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. The Company reinstated quarterly common stock dividends at $0.01 per share beginning the third quarter of 2022, having previously suspended common stock dividends from the second quarter of 2020 through the second quarter of 2022. A dividend of $0.01 per share of common stock was declared in February 2023 and paid in April 2023.
Preferred Stock—Following additional preferred stock repurchases in April 2023, we have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.

Contractual Obligations, Commitments and Contingencies
Debt Obligation
As of the date of this filing, our corporate debt is composed of a securitized financing facility and exchangeable senior notes issued by the OP, all of which are recourse to the Company, as described in Note 8 to the consolidated financial statements. $200 million of convertible senior notes were fully repaid upon maturity in April 2023.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Maturity or Anticipated Repayment Date
Corporate debt:
Securitized financing facility—fixed rate	$300,000	3.93%	September 2026
Exchangeable senior notes—fixed rate	78,422	5.75%	July 2025
	$378,422
Investment-level secured debt is non-recourse to DBRG and serviced through operating and/or investing cash generated by the respective borrower subsidiaries in the Operating segment and by our consolidated fund. Corporate-level cash is not applied to service investment-level debt.
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add funds, DBP I and DBP II, and InfraBridge GIF I and GIF II funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of March 31, 2023, we have unfunded commitments totaling $126 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
Wafra Redemption—In connection with the May 2022 redemption of Wafra's interest in our investment management business, additional contingent consideration is payable based upon future capital raise thresholds, with up to 50% payable in shares of our class A common stock at our election. Depending upon cumulative capital raised through 2023, up to $35 million of the remaining contingent consideration may become payable in March 2024.
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
At March 31, 2023, we had $38 million of warehoused equity investments.
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

At March 31, 2023, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At March 31, 2023, we had $39.5 million of operating lease obligations on our corporate offices, which are funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
Separately, finance and operating lease obligations on leasehold data centers in the Operating segment are satisfied through operating cash generated by the respective investment properties.
Sources of Liquidity
Debt Funding
As of the date of this filing, we have $378 million of outstanding principal on our corporate debt, as discussed under "—Debt Obligation."
Our securitized financing facility is subject to various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, we are in compliance with all of the financial covenants, and the full $300 million is available to be drawn on our VFN.
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
Investments—Our investments generate cash through income distributions and return of our invested capital.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. In the first quarter of 2023, our BRSP shares were fully disposed for net proceeds of $202 million.
We have other marketable equity securities that are available for future monetization, valued at approximately $17 million at March 31, 2023.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash, cash equivalents and restricted cash—beginning of period	$1,036,739	$1,766,245
Net cash provided by (used in):
Operating activities	20,185	1,257
Investing activities	(258,870)	(1,102,149)
Financing activities	26,786	559,318
Effect of exchange rates on cash, cash equivalents and restricted cash	(626)	(651)
Cash, cash equivalents and restricted cash—end of period	$824,214	$1,224,020
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
Our operating activities generated net cash inflows of $20.2 million in 2023 and $1.3 million in 2022.
Investing Activities
Investing activities include primarily cash outlays for business combination, acquisition of real estate, origination or acquisition of warehoused loans and disbursement on subsequent drawdowns, and new equity investments and subsequent contributions. These are partially offset by repayments, sales and transfers of warehoused loans receivable, distributions of capital received from equity investments, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $258.9 million in 2023, attributed primarily to a business combination, partially offset by the sale of equity investments, and $1.1 billion in 2022, driven by real estate acquisitions in the Operating segment.
•Business combination—In 2023, we paid $313.2 million (net of cash assumed) for the acquisition of InfraBridge.
•Equity investments—Our equity investments generated net cash inflows in both years.
In 2023, our equity investments recorded net cash inflows of $219.5 million, attributed primarily to $201.6 million from the sale of our BRSP shares. Other activities pertain to the acquisitions and dispositions of marketable equity securities by our consolidated liquid funds, and return of capital from a non-digital equity investment following a final sale of its underlying assets.
2022 saw net cash inflows of $8.7 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Net cash outflows in 2023 was $162.9 million, attributed to capital expenditures in our data center portfolio, including payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio.
2022 saw net cash outflows of $739.4 million, attributed to the acquisition of DataBank's acquisition of five data centers, data center capital expenditures, and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale.
•Debt investments—Our debt investments generated net cash outflows in 2022, while there were no cash activities in 2023.

In 2022, net cash outflows of $164.1 million were driven by origination and acquisition of loans that were warehoused for future investment vehicles, partially offset by a loan syndication. These warehoused loans were subsequently transferred to our sponsored credit fund and to a third party sponsored collateralized loan obligation ("CLO") in the second half of 2022.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders (common dividends were reinstated beginning the third quarter of 2022). Separately, subsidiaries in the Operating segment finance their investing activities largely through investment-level secured debt and incur cash outlays for debt servicing and distributions to their third party investors who represent noncontrolling interests.
Financing activities generated net cash inflows in both years.
•In 2023, the net cash inflows of $26.8 million represent largely additional investment-level debt raised by subsidiaries in the Operating segment through their refinancing activities, partially offset by a $90.0 million contingent consideration payment to Wafra.
•The financing net cash inflows of $559.3 million in 2022 were driven by financing for the acquisition of the DataBank data center acquisition through a term loan and capital contributions from noncontrolling interests. Other investment-level financing included amounts drawn on warehouse facilities to finance acquisition of loans that were intended to be securitized. In the third quarter of 2022, these loans were transferred into a third party CLO and the corresponding warehouse facilities were repaid.
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
There have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recent Accounting Updates
The effects of accounting standards adopted in 2023 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of financial loss from adverse movement in market prices. The primary sources of market risk are interest rates, foreign currency rates, equity prices and commodity prices.

Our business is exposed primarily to the effect of market risk on our fee income and net carried interest allocation, foreign currency risk on non-U.S. investment management business and foreign denominated warehoused investments (if any), interest rate risk on our VFN and other variable rate debt financing warehoused investments (if any), and, equity price risk on marketable equity securities of consolidated funds.
Separately, the Operating segment is exposed to interest rate risk on variable rate debt, foreign currency risk on its non-U.S. business and commodity price risk.
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our Liquid Strategies, measured at fair value. At March 31, 2023, our Liquid Strategies make up 4% of our $28 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Foreign Currency Risk
As of March 31, 2023, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our recently acquired InfraBridge advisor subsidiary which receives fee income predominantly in U.S. dollars but incur operating costs in Pound Sterling ("GBP").
Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. At March 31, 2023    , our foreign currency exposure is limited to only one AUD equity investment (A$35 million).
Operating segment—For the substantial majority of subsidiaries in Canada that operate hyperscale data centers, the U.S. dollar is largely used as the transactional currency, in which case, there is generally very limited foreign currency exposure. Foreign subsidiaries that operate six colocation data centers in the U.K. and France do not transact in U.S. dollars but make up only a small percentage of the overall Operating segment, which in turn is substantially owned by third party investors. Accordingly, our exposure to foreign currency risk from the operations of foreign subsidiaries in the Operating segment is limited as of March 31, 2023.
Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Corporate debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amounts as of March 31, 2023.
Investment-level debt—Investment level financing, which totals $4.9 billion, consists primarily of fixed rate securitized notes issued by subsidiaries in the Operating segment, Vantage SDC and DataBank. Of this amount, $0.4 billion or 7% is composed of variable rate debt at March 31, 2023. Investment level variable rate debt is indexed to either 1-month LIBOR or Term SOFR. As subsidiaries in the Operating segment are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Based upon the outstanding principal on investment level variable rate debt at March 31, 2023, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by $3.6 million on a consolidated basis or $0.4 million after attribution to noncontrolling interests.
Equity Price Risk
At March 31, 2023, we had $166 million of long positions and $46 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital, which represent noncontrolling interests.
Commodity Price Risk
Operating segment—Certain operating costs in the data center portfolio in the Operating segment are subject to price fluctuations caused by volatility of underlying commodity prices, primarily electricity used in our data center operations. The cost of electricity is closely monitored at all locations and power utility contracts may be entered into to purchase electricity at fixed prices in certain locations in the U.S., with such contracts generally representing less than forecasted usage. The building of new data centers and expansion of existing data centers will also subject the Operating segment to commodity price risk with respect to building materials such as steel and copper. Additionally, the lead time to procure data center equipment is substantial and procurement delays could increase construction cost and delay revenue generation.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2023, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
Pursuant to a stock repurchase program authorized by our board of directors and announced in July 2022, the Company may repurchase up to $200 million of its outstanding shares of class A common stock and/or preferred stock through various methods, including open market repurchases, negotiated block transactions, accelerated share repurchases, open market solicitations and Rule 10b5-1 plans. The stock repurchase program expires on June 30, 2023 and may be extended, modified, or discontinued at any time.
The following table presents information related to purchases of the Company's Series H, I and J preferred stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program ($ in thousands)
January 1 through January 31, 2023	—	$—	—	$92,430
February 1 through February 28, 2023	—	—	—	92,430
March 1 through March 31, 2023	2,738	18.89	2,738	92,378
Total (1)	2,738	$18.89	2,738	$92,378
_______
(1)    Represent stock purchases pursuant to the repurchase program described above.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Charter of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2023)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 23, 2021)
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
__________
* Filed herewith.
** The document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 5, 2023

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)