Form 10-Q
period 2023-06-30
DigitalBridge Group, Inc.
filed 2023-08-04
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, 162,473,693 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$426,883	$918,254
Restricted cash	154,687	118,485
Investments ($277,372 and $426,032 at fair value)	1,288,877	1,242,001
Real estate	6,178,467	5,921,298
Goodwill	923,112	761,368
Deferred leasing costs and intangible assets	1,052,822	1,092,167
Other assets ($0 and $11,793 at fair value)	607,554	654,050
Due from affiliates	71,149	45,360
Assets held for disposition	53,514	275,520
Total assets	$10,757,065	$11,028,503
Liabilities
Corporate debt	$370,461	$568,912
Non-recourse investment-level debt	5,025,845	4,587,228
Intangible liabilities	28,447	29,824
Other liabilities ($120,749 and $183,628 at fair value)	1,158,427	1,272,096
Liabilities related to assets held for disposition	12,954	380
Total liabilities	6,596,134	6,458,440
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	31,920	100,574
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 and $827,779 liquidation preference; 250,000 shares authorized; 32,876 and 33,111 shares issued and outstanding	794,670	800,355
Common stock, $0.01 and $0.04 par value per share
Class A, 237,250 shares authorized; 162,475 and 159,763 shares issued and outstanding	1,624	6,390
Class B, 250 shares authorized; 166 shares issued and outstanding	2	7
Additional paid-in capital	7,846,440	7,818,068
Accumulated deficit	(7,201,651)	(6,962,613)
Accumulated other comprehensive income (loss)	1,122	(1,509)
Total stockholders’ equity	1,442,207	1,660,698
Noncontrolling interests in investment entities	2,639,606	2,743,896
Noncontrolling interests in Operating Company	47,198	64,895
Total equity	4,129,011	4,469,489
Total liabilities, redeemable noncontrolling interests and equity	$10,757,065	$11,028,503

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$68,548	$39,563	$72,087	$65,975	$286,248	$812,716
Restricted cash	2,349	2,298	151,248	114,442	1,090	1,745
Investments (Note 4)	426,578	395,327	—	4,638	862,299	842,036
Real estate (Note 5)	—	—	6,178,467	5,921,298	—	—
Goodwill (Note 6)	459,992	298,248	463,120	463,120	—	—
Deferred leasing costs and intangible assets (Note 6)	120,582	85,172	931,745	1,006,469	495	526
Other assets (Note 7)	31,194	13,356	527,469	573,229	48,891	67,465
Due from affiliates (Note 16)	68,283	41,458	—	—	2,866	3,902
Assets held for disposition (Note 2) (1)	—	—	48,406	—	—	—
	$1,177,526	$875,422	$8,372,542	$8,149,171	$1,201,889	$1,728,390

Liabilities
Corporate debt (Note 8)	$199,389	$198,677	$70,372	$70,120	$100,700	$300,115
Non-recourse investment-level debt (Note 8)	—	—	5,000,290	4,586,765	25,555	463
Intangible liabilities (Note 6)	—	—	28,447	29,824	—	—
Other liabilities (Note 7)	289,566	342,696	692,901	725,236	175,960	204,164
Liabilities related to assets held for disposition (Note 2) (1)	—	—	12,788	—	—	—
	$488,955	$541,373	$5,804,798	$5,411,945	$302,215	$504,742

Redeemable noncontrolling interests (Note 10)	$909	$680	$—	$—	$31,011	$99,894

Noncontrolling interests in investment entities (1)	187,018	136,668	2,310,897	2,463,559	140,413	113,390
__________
(1)    Excludes amounts related to assets held for disposition in connection with discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Fee income ($63,227, $43,403, $119,616 and $85,407 from affiliates)	$65,742	$44,318	$124,868	$87,155
Carried interest allocation	79,254	110,779	24,498	79,700
Principal investment income (loss)	30,409	16,444	33,971	22,898
Property operating income	234,753	234,251	465,680	436,762
Other income ($1,376, $788, $2,629 and $4,698 from affiliates)	14,775	10,840	26,076	22,951
Total revenues	424,933	416,632	675,093	649,466
Expenses
Property operating expense	98,231	97,290	195,357	181,293
Interest expense	56,022	46,388	123,218	90,418
Investment expense	5,253	7,187	11,004	16,752
Transaction-related costs	1,113	2,756	9,640	2,921
Placement fees	3,653	—	3,653	—
Depreciation and amortization	149,562	155,352	291,136	283,919
Compensation expense—cash and equity-based	82,992	52,792	157,642	118,334
Compensation expense—incentive fee and carried interest allocation	36,076	49,069	(755)	28,717
Administrative expenses	25,763	26,353	52,269	54,238
Total expenses	458,665	437,187	843,164	776,592
Other gain (loss), net	(11,537)	(46,256)	(154,282)	(196,137)
Income (loss) from continuing operations before income taxes	(45,269)	(66,811)	(322,353)	(323,263)
Income tax benefit (expense)	(3,269)	2,518	(4,311)	9,931
Income (loss) from continuing operations	(48,538)	(64,293)	(326,664)	(313,332)
Income (loss) from discontinued operations	(3,978)	(3,788)	(18,196)	(98,433)
Net income (loss)	(52,516)	(68,081)	(344,860)	(411,765)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,441)	(14,327)	4,502	(25,547)
Investment entities	(39,667)	(29,102)	(124,495)	(92,147)
Operating Company	(1,745)	(3,090)	(18,407)	(25,952)
Net income (loss) attributable to DigitalBridge Group, Inc.	(8,663)	(21,562)	(206,460)	(268,119)
Preferred stock dividends	14,675	15,759	29,351	31,518
Preferred stock repurchases/redemptions (Note 9)	(927)	—	(927)	—
Net income (loss) attributable to common stockholders	$(22,411)	$(37,321)	$(234,884)	$(299,637)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$(0.12)	$(0.22)	$(1.37)	$(1.45)
Net income (loss) attributable to common stockholders per common share—basic	$(0.14)	$(0.24)	$(1.48)	$(2.02)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$(0.12)	$(0.22)	$(1.37)	$(1.45)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.14)	$(0.24)	$(1.48)	$(2.02)
Weighted average number of shares
Basic	158,089	153,983	159,113	148,266
Diluted	158,089	153,983	159,113	148,266
Dividends declared per common share	$0.01	$—	$0.02	$—
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Revenues
Fee income (Note 14)	$66,631	$45,113	$—	$—	$(889)	$(795)
Carried interest allocation	79,254	110,779	—	—	—	—
Principal investment income (loss)	1,604	1,016	—	—	28,805	15,428
Property operating income (Note 5)	—	—	234,753	227,646	—	6,605
Other income	1,604	1,002	306	41	12,865	9,797
Total revenues	149,093	157,910	235,059	227,687	40,781	31,035
Expenses
Property operating expense	—	—	98,231	94,744	—	2,546
Interest expense	2,629	2,785	51,285	37,233	2,108	6,370
Investment expense	191	259	4,958	5,487	104	1,441
Transaction-related costs	613	1,898	—	—	500	858
Placement fees	3,653	—	—	—	—	—
Depreciation and amortization	11,039	5,375	138,209	145,817	314	4,160
Compensation expense—cash and equity-based	45,798	23,230	26,435	20,229	10,759	9,333
Compensation expense—incentive fee and carried interest allocation	36,076	49,069	—	—	—	—
Administrative expenses	7,953	4,869	8,841	8,910	8,969	12,574
Total expenses	107,952	87,485	327,959	312,420	22,754	37,282
Other gain (loss), net	(3,608)	(424)	344	(534)	(8,273)	(45,298)
Income (loss) from continuing operations before income taxes	37,533	70,001	(92,556)	(85,267)	9,754	(51,545)
Income tax benefit (expense)	(2,356)	(2,006)	(499)	(161)	(414)	4,685
Income (loss) from continuing operations	35,177	67,995	(93,055)	(85,428)	9,340	(46,860)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	(189)	47	—	—	(2,252)	(14,374)
Investment entities	35,033	44,931	(81,727)	(69,414)	7,052	(5,005)
Operating Company	24	1,748	(819)	(1,207)	(664)	(3,317)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$309	$21,269	$(10,509)	$(14,807)	$5,204	$(24,164)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Revenues
Fee income (Note 14)	$126,729	$88,750	$—	$—	$(1,861)	$(1,595)
Carried interest allocation	24,498	79,700	—	—	—	—
Principal investment income (loss)	1,922	1,033	—	—	32,049	21,865
Property operating income (Note 5)	—	—	465,680	430,157	—	6,605
Other income	2,773	2,258	1,043	52	22,260	20,641
Total revenues	155,922	171,741	466,723	430,209	52,448	47,516
Expenses
Property operating expense	—	—	195,357	178,747	—	2,546
Interest expense	5,232	5,287	111,269	73,417	6,717	11,714
Investment expense	727	1,399	10,161	13,503	116	1,850
Transaction-related costs	5,805	1,898	—	—	3,835	1,023
Placement fees	3,653	—	—	—	—	—
Depreciation and amortization	17,448	10,651	272,908	268,708	780	4,560
Compensation expense—cash and equity-based	73,980	48,038	53,614	40,185	30,048	30,111
Compensation expense—incentive fee and carried interest allocation	(755)	28,717	—	—	—	—
Administrative expenses	14,360	9,040	16,081	15,809	21,828	29,389
Total expenses	120,450	105,030	659,390	590,369	63,324	81,193
Other gain (loss), net	(526)	(3,479)	2,113	422	(155,869)	(193,080)
Income (loss) from continuing operations before income taxes	34,946	63,232	(190,554)	(159,738)	(166,745)	(226,757)
Income tax benefit (expense)	(2,573)	(4,380)	(443)	169	(1,295)	14,142
Income (loss) from continuing operations	32,373	58,852	(190,997)	(159,569)	(168,040)	(212,615)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	229	(3,219)	—	—	4,273	(22,328)
Investment entities	34,176	47,280	(167,981)	(129,610)	8,818	(4,028)
Operating Company	(143)	1,124	(1,718)	(2,328)	(15,186)	(17,324)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(1,889)	$13,667	$(21,298)	$(27,631)	$(165,945)	$(168,935)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(52,516)	$(68,081)	$(344,860)	$(411,765)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	(2,688)	318	(2,686)
Available-for-sale debt securities	—	—	—	(6,373)
Foreign currency translation	3,143	(24,340)	2,912	(62,281)
Net investment hedges	—	6,984	—	6,984
Other comprehensive income (loss)	3,143	(20,044)	3,230	(64,356)
Comprehensive income (loss)	(49,373)	(88,125)	(341,630)	(476,121)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,441)	(14,327)	4,502	(25,547)
Investment entities	(39,307)	(36,874)	(124,100)	(111,930)
Operating Company	(1,544)	(4,016)	(18,187)	(29,474)
Comprehensive income (loss) attributable to stockholders	$(6,081)	$(32,908)	$(203,845)	$(309,170)

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net income (loss)	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive income (loss)	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity based compensation	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	854,232	$5,981	$7,356,363	$(6,838,497)	$12,753	$1,390,832	$2,688,907	$43,204	$4,122,943
Net income (loss)	—	—	—	(21,562)	—	(21,562)	(29,102)	(3,090)	(53,754)
Other comprehensive income (loss)	—	—	—	—	(11,346)	(11,346)	(7,772)	(926)	(20,044)
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(35,026)	—	—	(35,026)	—	—	(35,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 10)	—	—	—	—	—	—	4,087	—	4,087
Deconsolidation of investment entities (Note 18)	—	—	—	—	—	—	11,047	—	11,047
Redemption of OP Units for class A common stock	—	4	335	—	—	339	—	(339)	—
Equity based compensation	—	9	7,508	—	—	7,517	1,061	591	9,169
Shares canceled for tax withholdings on vested equity awards	—	(7)	(5,060)	—	—	(5,067)	—	—	(5,067)
Contributions from noncontrolling interests	—	—	—	—	—	—	215,790	—	215,790
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,490)	—	(13,490)
Preferred stock dividends	—	—	—	(15,758)	—	(15,758)	—	—	(15,758)
Reallocation of equity (Notes 2 and 10)	—	—	(18,313)	—	48	(18,265)	—	18,265	—
Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	(197,797)	—	(197,797)	(84,828)	(16,662)	(299,287)
Other comprehensive income (loss)	—	—	—	—	33	33	35	19	87
Preferred stock repurchases (Note 9)	(52)	—	—	—	—	(52)	—	—	(52)
Equity based compensation	—	99	10,930	—	—	11,029	5,542	41	16,612
Shares canceled for tax withholdings on vested equity awards	—	(16)	(4,847)	—	—	(4,863)	—	—	(4,863)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,684	—	29,684
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,436)	(126)	(43,562)
Preferred stock dividends	—	—	—	(14,676)	—	(14,676)	—	—	(14,676)
Common stock dividends declared (0.01 per share)	—	—	—	(1,620)	—	(1,620)	—	—	(1,620)
Reallocation of equity (Notes 2 and 10)	—	—	(429)	—	(2)	(431)	—	431	—
Balance at March 31, 2023	$800,303	$6,480	$7,823,722	$(7,176,706)	$(1,478)	$1,452,321	$2,650,893	$48,598	$4,151,812
Net income (loss)	—	—	—	(8,663)	—	(8,663)	(39,667)	(1,745)	(50,075)
Other comprehensive income (loss)	—	—	—	—	2,582	2,582	360	201	3,143
Change in common stock par value (Note 9)	—	(4,862)	4,862	—	—	—	—	—	—
Preferred stock repurchases (Note 9)	(5,633)	—	927	—	—	(4,706)	—	—	(4,706)
Redemption of OP Units for class A common stock	—	3	981	—	—	984	—	(984)	—
Equity based compensation	—	11	21,681	—	—	21,692	4,232	41	25,965
Shares canceled for tax withholdings on vested equity awards	—	(6)	(5,348)	—	—	(5,354)	—	—	(5,354)
Contributions from noncontrolling interests	—	—	—	—	—	—	38,240	—	38,240
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,608)	(124)	(13,732)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared (0.01 per share)	—	—	—	(1,622)	—	(1,622)	—	—	(1,622)
Reallocation of equity (Note 2)	—	—	(385)	—	18	(367)	(844)	1,211	—
Balance at June 30, 2023	$794,670	$1,626	$7,846,440	$(7,201,651)	$1,122	$1,442,207	$2,639,606	$47,198	$4,129,011

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(344,860)	$(411,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Paid-in-kind interest added to loan principal	(544)	(2,777)
Straight-line rent income	(3,798)	(9,579)
Amortization of above- and below-market lease values, net	864	(141)
Amortization of deferred financing costs and debt discount and premium, net	17,719	99,448
Carried interest (allocation) reversal	(24,498)	(79,700)
Principal investment (income) loss	(33,971)	(22,898)
Other equity method (earnings) losses	13,303	(50,421)
Distributions of income from equity method investments	3,677	—
Impairment of real estate and related intangibles and right-of-use ("ROU") asset	—	35,985
Depreciation and amortization	291,136	286,258
Equity-based compensation	42,577	28,064
Deferred income tax (benefit) expense	2,469	(15,645)
Loss on extinguishment of debt	—	133,173
Other gain (loss), net	152,625	62,524
Other adjustments, net	506	(763)
(Increase) decrease in other assets and due from affiliates	23,075	12,511
Increase (decrease) in accrued and other liabilities and due to affiliates	(48,075)	9,793
Net cash provided by (used in) operating activities	92,205	74,067
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(405,703)	(298,526)
Return of capital from equity method investments	55,643	25,652
Proceeds from sale of equity investments	595,209	239,563
Acquisition of loans receivable and debt securities	—	(156,949)
Proceeds from paydown and maturity of debt securities	—	566
Net disbursements on originated loans	—	(215,918)
Repayments of loans receivable	6,804	19,205
Proceeds from sales of loans receivable and debt securities	—	126,644
Acquisition of and additions to real estate, related intangibles and leasing commissions	(510,973)	(1,787,317)
Cash transferred to buyer in sale of real estate, net of proceeds received	—	(92,793)
Investment deposits	(1,669)	235
Net receipt (payment) on settlement of derivatives	3,401	(11,893)
Acquisition of InfraBridge, net of cash acquired (Note 3)	(314,266)	—
Other investing activities, net	—	(875)
Net cash provided by (used in) investing activities	(571,554)	(2,152,406)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(29,441)	$(31,518)
Dividends paid to common stockholders	(3,214)	—
Borrowings on corporate debt	—	270,000
Repayments of corporate debt, including repurchase of senior notes	(200,000)	(214,237)
Borrowings from investment-level debt	1,617,790	690,082
Repayments of investment-level debt	(1,158,667)	(5,452)
Payment of deferred financing costs and prepayment penalties on investment level debt	(38,012)	(18,586)
Contributions from noncontrolling interests	68,224	568,946
Distributions to and redemptions of noncontrolling interests	(127,599)	(450,337)
Payment of contingent consideration to Wafra (Note 10)	(90,000)	—
Redemptions/repurchases of preferred stock	(4,758)	—
Shares canceled for tax withholdings on vested equity awards	(10,217)	(16,477)
Acquisition of noncontrolling interest	—	(32,076)
Net cash provided by (used in) financing activities	24,106	760,345
Effect of exchange rates on cash, cash equivalents and restricted cash	74	(2,415)
Net increase (decrease) in cash, cash equivalents and restricted cash	(455,169)	(1,320,409)
Cash, cash equivalents and restricted cash—beginning of period	1,036,739	1,766,245
Cash, cash equivalents and restricted cash—end of period	$581,570	$445,836
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2023	2022
Beginning of the period
Cash and cash equivalents	$918,254	$1,602,102
Restricted cash	118,485	99,121
Restricted cash included in assets held for disposition	—	65,022
Total cash, cash equivalents and restricted cash, beginning of period	$1,036,739	$1,766,245

End of the period
Cash and cash equivalents	$426,883	$337,150
Restricted cash	154,687	108,686
Total cash, cash equivalents and restricted cash, end of period	$581,570	$445,836

The accompanying notes are an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2023
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
Organization
The Company operates as a taxable C Corporation commencing with the taxable year ended December 31, 2022, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts for U.S. federal income tax purposes. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2023, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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
The disaggregated presentation in the supplemental schedules enhances transparency and provides meaningful information to investors in understanding the Company's consolidated financial statements, specifically:

•Segregation of the Investment Management segment allows for more clarity and visibility into the financial performance and financial position of the Company's core business; and
•The Operating segment represents the consolidation of two data center portfolio companies for which the Company has direct co-investments of 13% and 11%, respectively, at both June 30, 2023 and December 31, 2022. Although the Operating segment makes up a majority of the balances and activities on a consolidated basis, DBRG's exposure and entitlement are limited to its 13% and 11% interest in the two portfolio companies in the Operating segment. The liabilities of the Operating segment are obligations of the respective portfolio companies of the Operating segment and may only be settled using assets of these respective portfolio companies.
The supplemental schedule to the consolidated balance sheets excludes assets and liabilities held for disposition that are related to discontinued operations, and stockholders' equity and noncontrolling interests in OP, as these equity items are not specifically attributable to reportable segments.
The supplemental schedules to the consolidated statements of operations present by reportable segment the results from continuing operations attributable to DBRG, excluding discontinued operations and results attributable to common stockholders. Additionally, fee income in the Investment Management segment is presented prior to elimination of fees earned from the Company's sponsored investment vehicles that are consolidated within the Operating segment and in Corporate and Other. The elimination of intercompany fees is presented in Corporate and Other.
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
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate co-investment companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at June 30, 2023 and December 31, 2022); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at June 30, 2023 and December 31, 2022). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.

The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) sponsored investment vehicles, primarily the DigitalBridge Partners ("DBP") flagship funds and InfraBridge funds, and seed investments in liquid securities and other potential new strategies; and (ii) remaining non-digital investments. Outside of its general partner interests, which are presented in the Investment Management segment, the Company's other equity interests in its sponsored and/or managed investment vehicles are considered to be incidental to its investment management business. The primary economics to the Company are represented by fee income and carried interest allocation as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a limited partner or equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised from sponsored funds. Remaining non-digital investments are composed of a marketable equity security, and equity interest in a non-traded REIT that is not available for immediate sale (Note 11). These other investment activities generate largely principal investment income or losses, and to a lesser extent, revenues in the form of dividend income from consolidated investment vehicles and non-digital investments.
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
The results of operations of the Company's reportable segments are presented in the supplemental schedules to the consolidated statements of operations and reconciled to the consolidated statements of operations as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$309	$(10,509)	$5,204	$(4,996)	$21,269	$(14,807)	$(24,164)	$(17,702)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.				(3,667)				(3,860)
Net income (loss) attributable to DigitalBridge Group, Inc.				$(8,663)				$(21,562)

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(1,889)	$(21,298)	$(165,945)	$(189,132)	$13,667	$(27,631)	$(168,935)	$(182,899)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.				(17,328)				(85,220)
Net income (loss) attributable to DigitalBridge Group, Inc.				$(206,460)				$(268,119)
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
The estimated fair values and allocation of consideration are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at time of acquisition.
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
In 2023, discontinued operations primarily reflect a $9.7 million impairment of BRSP shares prior to its disposition, and activities associated with equity investments excluded from the December 2021 bulk sale of the Company's non-digital investment portfolio.
In addition to the above equity investments, in 2022, discontinued operations also included two months of operations of the Wellness Infrastructure business, along with other non-core assets held by a subsidiary, NRF Holdco, LLC ("NRF Holdco"), prior to the sale of all of the equity of NRF Holdco in February 2022. The sales price for 100% of the equity of NRF Holdco was $281 million, composed of $126 million cash and a $155 million unsecured promissory note, which was fully written down in March 2023, as discussed in Note 11. In 2022, the disposition of NRF Holdco resulted in a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer of $92.1 million and additional impairment loss based upon final carrying value of the Wellness Infrastructure net assets.

Loss from discontinued operations is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues	$1,868	$2,002	$3,838	$82,283
Expenses	(2,589)	(36,480)	(8,359)	(237,635)
Other gain (loss)	(3,270)	26,694	(13,686)	50,811
Income tax benefit (expense)	13	3,996	11	6,108
Income (Loss) from discontinued operations	(3,978)	(3,788)	(18,196)	(98,433)
Investment entities	(25)	386	492	(5,789)
Operating Company	(286)	(314)	(1,360)	(7,424)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(3,667)	$(3,860)	$(17,328)	$(85,220)
Assets and Related Liabilities Held for Disposition
The Company initially measures assets classified as held for disposition at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.
Assets and related liabilities held for disposition are summarized below. Primarily, these are composed of: (i) at June 30, 2023, DataBank's French portfolio of five colocation data centers which are classified as held for disposition effective April 2023; and (ii) at December 31, 2022, shares in BRSP valued at $218.0 million that were sold in March 2023, and an equity method investment carried under the fair value option prior to a sale of the investee's underlying assets and a return of capital to the Company in January 2023. Both periods also include miscellaneous equity investments excluded from the December 2021 bulk sale of the Company's non-digital investments. Except for the DataBank portfolio, all assets and related liabilities held for disposition relate to discontinued operations.

(In thousands)	June 30, 2023	December 31, 2022
Assets held for disposition
Real estate	$30,399	$—
Investments	5,108	275,381
Intangibles and other assets	18,007	139
	$53,514	$275,520
Liabilities related to assets held for disposition
Lease intangibles and other liabilities	$12,954	$380
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
3. Acquisitions
Business Combination
InfraBridge
In February 2023, the Company acquired the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited, which was rebranded as InfraBridge at closing. Consideration for the acquisition consisted of $314.3 million cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus a contingent amount based upon achievement of future fundraising targets for InfraBridge's new global infrastructure funds. The estimated fair value of the contingent consideration is subject to remeasurement each reporting period, as discussed in Note 11.
The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed. The initial cash consideration was determined, in part, based upon estimated net working capital of the acquired entities at closing. The purchase price allocation is provisional and will be finalized through the one year measurement period. In the second quarter of 2023, certain adjustments were identified that affected the provisional accounting, as presented below. These were adjustments to net working capital and to the value of acquired interest in an InfraBridge fund based upon a revised net asset value ("NAV") of the fund, applying new information about facts and circumstances that existed at the time of acquisition.

(In thousands)	As Reported At March 31, 2023	Measurement Period Adjustments	As Revised At June 30, 2023
Consideration
Cash	$364,338	$1,102	$365,440
Estimated fair value of contingent consideration	10,874	—	10,874
	$375,212		$376,314
Assets acquired and liabilities assumed
Cash	51,174	—	51,174
Principal investments	130,810	(12,400)	118,410
Intangible assets	50,800	—	50,800
Other assets	27,682	8,517	36,199
Deferred tax liabilities	(10,198)	—	(10,198)
Other liabilities	(21,625)	(10,190)	(31,815)
Fair value of net assets acquired	228,643		214,570
Goodwill	146,569	15,175	161,744
	$375,212		$376,314
•Principal investments represent acquired interests in InfraBridge funds, valued at their most recent NAV at closing.
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
•Deferred tax liabilities were recognized for the book-to-tax basis difference of identifiable intangible assets acquired, net of deferred tax asset assumed.
•Other assets acquired and liabilities assumed include management fee receivable and compensation payable associated with the pre-acquisition period, amounts due to InfraBridge funds and receivable from seller.
•Goodwill is the value of the business acquired that is not already captured in identifiable assets, largely represented by the synergies from combining the capital raising resources of DBRG and the mid-market infrastructure specialization of the InfraBridge team.
Asset Acquisitions
DataBank
Acquisitions by DataBank were as follows:
2023
•A building in Dallas, Texas in May 2023, for purchase price of $151.0 million, funded by a combination of $121.0 million of debt and $40.8 million of equity, of which the Company's share was $8.2 million. In addition to the purchase price, the capital called was used to fund transaction costs, financing costs, and as working capital. A substantial portion of the acquired building was previously leased by DataBank as a co-location data center and corporate office. Upon termination of the DataBank lease concurrent with the acquisition, the associated ROU asset and lease liability were derecognized.
2022
•Four colocation data centers in Houston, Texas in March 2022 for $678 million, funded by a combination of $262.5 million of debt and $415.5 million of equity, of which the Company's share was $88.7 million.
•A data center each in Atlanta, Georgia in May 2022 for $10.9 million, and in Denver, Colorado in February 2022 that was previously leased by its zColo subsidiary for $17.6 million.
Vantage SDC Hyperscale Data Centers
In connection with the Company's acquisition of Vantage SDC in July 2020 and an additional data center in September 2021, the Company and its co-investors committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of June 30, 2023, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $185 million, of which $122 million is due by September 2024. Most, if not all, of the cost of the expansion capacity has been or is expected to be funded by Vantage SDC from borrowings under its credit facilities and/or cash from operations. Pursuant to this arrangement, Vantage SDC had 15 new tenant leases related to a portion of the expansion capacity that commenced during 2022, respectively, for aggregate consideration of $161.3 million. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions. There were no new tenant leases that commenced in 2023.
Tower Assets
In June 2022, the Company acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET) for €740.1 million or $791.3 million (including transaction costs). In December 2022, our interest in the temporarily warehoused TowerCo investment was transferred to the Company's new core equity fund and TowerCo was deconsolidated. The TowerCo assets acquired had included owned tower sites, tower sites subject to third party leases that gave rise to right-of-use lease assets and corresponding lease liabilities, equipment, as well as customer relationships related primarily to a master lease agreement with Telenet as lessee. The acquisition had been funded through $326.1 million of debt, $278.1 million of equity from the Company, and $213.8 million in third party equity. In addition to the purchase price, the funds had been used to finance transaction costs, debt issuance costs, working capital and as operating cash. Prior to transfer, TowerCo was presented within Corporate and Other.

The following table summarizes the allocation of cash consideration to assets acquired, which includes capitalized transaction costs.

	2023	2022
(In thousands)	Acquisition by DataBank	TowerCo	Acquisitions by DataBank	Vantage SDC Expansion Capacity
Purchase price allocation
Real estate	$153,944	$363,121	$627,474	$140,140
Intangible assets	1,993	673,218	77,885	21,162
ROU and other assets	—	234,462	3,994	—
Deferred tax liabilities	—	(243,223)	—	—
Intangible, lease and other liabilities	(1,334)	(236,324)	(2,839)	—
	$154,603	$791,254	$706,514	$161,302

•Real estate was valued based upon (i) current replacement cost for buildings (in an as-vacant state) and improvements, estimated using construction cost guidelines, or the income approach for a substantially leased building by discounting estimated future net operating income with terminal value determined using a terminal capitalization rate of 6.5% and applying a discount rate of 7.25%; (ii) current replacement cost for data center infrastructure by applying an estimated cost per kilowatt based upon current capacity of each location and also considering the associated indirect costs such as design, engineering, construction and installation; (iii) current replacement cost for towers in consideration of their remaining economic life; and (iv) recent comparable sales or current listings for land. Useful lives of real estate acquired range from 35 to 55 years for buildings and improvements, 1 to 15 years for site improvements, 1 to 4 years for tenant improvements, 11 to 71 years for towers and related equipment, and 11 to 30 years for data center infrastructure.
•Lease-related intangibles for real estate acquisitions were composed of the following:
•In-place leases reflect the value of rental income forgone if the properties had been acquired vacant, and the leasing commissions, legal and marketing costs that would have been incurred to lease up the properties, discounted at rates between 4.75% and 7.25%, with remaining lease terms ranging between 1 and 15 years.
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
•Deferred tax liabilities were recognized for the book-to-tax basis differences associated with the acquisition of TowerCo.
•Other assets acquired and liabilities assumed include primarily lease ROU assets associated with leasehold ground space hosting tower communication sites, along with corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the respective acquiree entities.

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	June 30, 2023	December 31, 2022
Investment Management
Equity method investments
Principal investments	$58,352	$51,665
Carried interest allocation	365,771	341,749
	424,123	393,414
Other equity investment	2,455	1,913
Total Investment Management	426,578	395,327

Operating
Debt investments—loan receivable	—	4,638

Corporate and Other
Equity method investments—Principal investments	540,159	358,846
Equity investments of consolidated funds	172,403	185,845
Other equity investments	98,810	113,111
Debt investments
CLO subordinated notes	50,927	50,927
Loan receivable	—	133,307
Total Corporate and Other	862,299	842,036

Total Investments	$1,288,877	$1,242,001
Equity Method Investments
Principal Investments
Principal investments totaling $598.5 million at June 30, 2023 and $410.5 million at December 31, 2022 represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner (presented in the Investment Management segment). The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, DigitalBridge Partners, LP ("DBP I") and DigitalBridge Partners II, LP ("DBP II"), and the InfraBridge funds (presented within Corporate and Other).
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
Carried Interest Allocation Distributed
There was immaterial carried interest allocation distributed and recognized in revenues in 2023. No carried interest allocation was distributed in the first six months of 2022.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed to-date as of June 30, 2023 and December 31, 2022.
With respect to funds that have distributed carried interest allocation, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, carried interest allocation distributed of $75.6 million would be subject to clawback as of June 30, 2023, of which $59.2 million would be the responsibility of the employee and former employee recipients. For this purpose, a portion of the carried interest allocation is generally held back from these recipients at the time of distribution. The amount withheld resides in entities outside of the Company.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner, as discussed in Note 12. Equity investments of consolidated funds are composed of marketable equity securities held by funds in the liquid securities strategy, and equity interests held by a credit fund in pooling entities that invest in loan assets. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
Other Equity Investments
Other equity investments totaling $101.3 million at June 30, 2023 and $115.0 million at December 31, 2022 include investments warehoused potentially for future sponsored funds, a marketable equity security and equity interest in a non-traded REIT (Note 11) (presented within Corporate and Other), as well as an investment in a managed account (presented in the Investment Management segment). These investments are generally carried at fair value or under the measurement alternative, which is at cost, adjusted for impairment and observable price changes. Dividends or other distributions from these investments are recorded in other income while changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.
Debt Investments
Debt investments are composed of subordinated notes in a third party collateralized loan obligation ("CLO") and at December 31, 2022, loans receivable. Interest income from debt investments are recorded in other income.

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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
At June 30, 2023 and December 31, 2022	$50,927	$—	$—	$—	$50,927
In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes in September 2022 was a reasonable representation of their fair value at June 30, 2023 and December 31, 2022, classified as Level 3 of the fair value hierarchy.
Loans Receivable
At June 30, 2023, there was no outstanding balance on loans receivable. Activities in the loans receivable balance is discussed further in Note 11.
5. Real Estate
The following table summarizes the Company's real estate held for investment by subsidiaries in the Operating segment.

(In thousands)	June 30, 2023	December 31, 2022
Land	$266,148	$257,588
Buildings and improvements	1,892,008	1,573,605
Data center infrastructure	4,556,328	4,427,150
Construction in progress	377,103	395,393
	7,091,587	6,653,736
Less: Accumulated depreciation	(913,120)	(732,438)
Real estate assets, net	$6,178,467	$5,921,298
Real Estate Depreciation
Depreciation of real estate held for investment was $94.3 million and $87.3 million for the three months ended June 30, 2023 and 2022, respectively, and $186.7 million and $166.4 million for the six months ended June 30, 2023 and 2022.
Property Operating Income
Components of property operating income are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Lease income:
Fixed lease income	$178,536	$181,188	$355,956	$341,512
Variable lease income	34,708	33,368	67,690	57,215
	213,244	214,556	423,646	398,727
Data center service revenue	20,193	19,642	39,998	37,978
Other property operating income	1,316	53	2,036	57
	$234,753	$234,251	$465,680	$436,762

For the six months ended June 30, 2023 and 2022, property operating income from a single customer accounted for approximately 16% and 15%, respectively, of the Company's total revenues from continuing operations, or approximately 6% and 7%, respectively, of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.
Commitment for Tenant Allowance
In connection with DataBank’s acquisition of a data center portfolio in March 2022 (Note 3), DataBank and the seller concurrently entered into a master lease agreement which provides that the seller leases from DataBank land acquired in the transaction. If the seller does not exercise its rights to early terminate the lease, the seller is obligated to develop a data center facility on a portion of the acquired land and DataBank is committed to provide the seller a tenant allowance of up to $37.5 million to finance the construction. In December 2022, the seller waived its right to terminate the lease with respect to the portion of the land subject to development. The seller will be responsible for undertaking the construction and any resulting overages. Title to the to-be constructed building, improvements and fixtures will be vested in the seller for the duration of the lease and transfers to DataBank thereafter. The timing of funding of DataBank’s commitment to the seller will be based on agreed upon milestones, with construction to be completed no later than January 1, 2026. DataBank expects to fund its commitment through future debt drawdowns. To-date, DataBank has funded $9.4 million.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in goodwill by reportable segment.

	Six Months Ended June 30,
	2023			2022
(In thousands)	Investment Management (1)	Operating	Total	Investment Management (1)	Operating	Total
Beginning balance	$298,248	$463,120	$761,368	$298,248	$463,120	$761,368
Business combination (Note 3)	161,744	—	161,744	—	—	—
Ending balance	$459,992	$463,120	$923,112	$298,248	$463,120	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $117.1 million at June 30, 2023 and $122.4 million at December 31, 2022.
Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
Deferred leasing costs and identifiable intangible assets and liabilities are as follows, excluding those related to assets and liabilities held for disposition.

	June 30, 2023			December 31, 2022
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Investment management intangibles (3)	$204,121	$(86,693)	$117,428	$164,189	$(82,432)	$81,757
Deferred leasing costs and lease-related intangible assets (4)	1,009,528	(231,422)	778,106	1,239,477	(397,975)	841,502
Customer relationships and service contracts (5)	239,538	(92,637)	146,901	218,154	(62,788)	155,366
Trade names	26,400	(17,852)	8,548	26,400	(15,656)	10,744
Other (6)	6,818	(4,979)	1,839	6,818	(4,020)	2,798
Total deferred leasing costs and intangible assets	$1,486,405	$(433,583)	$1,052,822	$1,655,038	$(562,871)	$1,092,167
Intangible Liabilities
Lease intangible liabilities (4)	$42,544	$(14,097)	$28,447	$46,636	$(16,812)	$29,824
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets and liabilities that were fully amortized in prior years.
(3)    Composed of investment management contracts and investor relationships.
(4)    Lease intangible assets are composed of in-place leases, above-market leases and tenant relationships. Lease-intangible liabilities are composed of below-market leases.
(5)    In connection with data center services provided in the colocation data center business.

(6)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net increase (decrease) to rental income (1)	$(135)	$306	$74	$175

Amortization expense
Investment management intangibles	$10,721	$5,055	$16,811	$10,110
Deferred leasing costs and lease-related intangibles	34,525	50,400	67,368	84,107
Customer relationships and service contracts	4,212	5,886	8,461	10,800
Trade name	1,098	1,098	2,196	2,196
Other	480	477	960	954
	$51,036	$62,916	$95,796	$108,167
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to assets and liabilities held for disposition.

	Year Ending December 31,
(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Net increase (decrease) to rental income	$239	$(1,200)	$(1,426)	$(1,349)	$(982)	$1,224	$(3,494)
Amortization expense	78,544	139,296	121,901	108,053	95,665	477,422	1,020,881
7. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and subsidiaries in the Operating segment.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	June 30, 2023	December 31, 2022
Straight-line rents	$49,394	$42,721
Investment deposits and pending deal costs	3,039	1,377
Derivative assets	—	11,793
Prepaid taxes and deferred tax assets, net	13,284	8,709
Receivables from resolution of investment	350	14,923
Operating lease right-of-use asset—corporate offices	36,443	23,689
Operating lease right-of-use asset—investment properties	273,243	305,760
Finance lease right-of-use asset—investment properties	114,438	120,261
Accounts receivable, net (1)	61,232	66,059
Prepaid expenses	21,881	28,760
Other assets	22,189	15,798
Fixed assets, net (2)	12,061	14,200
Total other assets	$607,554	$654,050
__________
(1)    Includes primarily receivables from tenants in the Operating segment.
(2)    Net of accumulated depreciation of $16.5 million at June 30, 2023 and $17.9 million at December 31, 2022.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	June 30, 2023	December 31, 2022
Deferred investment management fees (1)	$8,897	$6,264
Other deferred income (2)	89,693	55,188
Interest payable—corporate debt	2,315	4,431
Interest payable—investment level debt	6,972	5,624
Common and preferred stock dividends payable	16,492	16,491
Securities sold short—consolidated funds	45,679	40,928
Due to custodians—consolidated funds	11,794	35,458
Current and deferred income tax liability	11,379	98
Contingent consideration payable—InfraBridge (Note 11)	11,070	—
Contingent consideration payable—Wafra (Note 10)	35,000	125,000
Warrants issued to Wafra (Note 10)	29,000	17,700
Operating lease liability—corporate offices	52,162	40,497
Operating lease liability—investment properties	255,169	282,433
Finance lease liability—investment properties	131,786	135,624
Accrued compensation	41,365	52,031
Accrued incentive fee and carried interest compensation	169,537	171,086
Accrued real estate and other taxes	13,480	21,580
Payable for Vantage SDC expansion capacity (3)	6,556	56,889
Accounts payable and accrued expenses	200,030	185,900
Due to affiliates (Note 16)	14,454	12,451
Other liabilities	5,597	6,423
Other liabilities	$1,158,427	$1,272,096
__________
(1)    Deferred investment management fees are expected to be recognized as fee income over a weighted average period of 2.7 years as of June 30, 2023 and 2.9 years as of December 31, 2022. Deferred investment management fees recognized as income of $1.5 million and $0.4 million in the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $2.8 million in the six months ended June 30, 2023 and 2022, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
(2)    Represents primarily prepaid rental income and upfront payment received for data center installation services in the Operating segment.
(3)    Represents deferred purchase consideration associated with a Vantage SDC add-on acquisition in 2021 that is to be paid upon future lease-up.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of June 30, 2023 and December 31, 2022, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense in 2023 generally reflects the income tax effect of foreign subsidiaries.

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

	June 30, 2023				December 31, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Corporate debt
Securitized financing facility	$199,389	$70,372	$23,458	$293,219	$198,677	$70,120	$23,374	$292,171
Convertible and exchangeable senior notes	—	—	77,242	77,242	—	—	276,741	276,741
	$199,389	$70,372	$100,700	$370,461	$198,677	$70,120	$300,115	$568,912
Investment-level Debt—This represents non-recourse debt, including: (i) investment level financing in the Operating segment, and (ii) debt within consolidated funds and debt on warehoused investments, if any, in Corporate and Other.
The components that make up the carrying value of corporate and investment-level debt are as follows.

	Corporate Debt
(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Total	Non-Recourse Investment-Level Debt
June 30, 2023
Debt at amortized cost
Principal	$300,000	$78,422	$378,422	$5,149,000
Premium (discount), net	—	(1,055)	(1,055)	(49,020)
Deferred financing costs	(6,781)	(125)	(6,906)	(74,135)
	$293,219	$77,242	$370,461	$5,025,845
December 31, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$578,422	$4,634,235
Premium (discount), net	—	(1,293)	(1,293)	10,713
Deferred financing costs	(7,829)	(388)	(8,217)	(57,720)
	$292,171	$276,741	$568,912	$4,587,228
The following table summarizes certain key terms of corporate and investment-level debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
June 30, 2023
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.2	$—	NA	3.2	$300,000	3.93%	3.2
Exchangeable senior notes	78,422	5.75%	2.0	—	NA	NA	78,422	5.75%	2.0
	$378,422			$—			$378,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$4,628,433	3.25%	3.2	$494,767	8.68%	2.6	$5,123,200	3.77%	3.2
Corporate and Other—Consolidated fund	—	NA	NA	25,800	6.23%	1.1	25,800	6.23%	1.1
	$4,628,433			$520,567			$5,149,000

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
December 31, 2022
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.7	$—	NA	3.7	$300,000	3.93%	3.7
Convertible and exchangeable senior notes	278,422	5.21%	0.9	—	NA	NA	278,422	5.21%	0.9
	$578,422			$—			$578,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$3,640,235	2.43%	3.1	$993,500	8.41%	2.6	$4,633,735	3.71%	3.0
Corporate and Other—Consolidated fund	—	NA	NA	500	5.96%	1.6	500	5.96%	1.6
	$3,640,235			$994,000			$4,634,235
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
Corporate Debt—Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, representing senior unsecured obligations of DigitalBridge Group, Inc. or the OP as issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								June 30, 2023	December 31, 2022

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes (2)	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$—	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.75%	9.20	108.6956	8,524	July 21, 2023	78,422	78,422
								$78,422	$278,422
__________
(1)    The conversion or exchange ratio for the senior notes is subject to periodic adjustments to reflect certain carried-forward adjustments relating to common stock splits, reverse stock splits, common stock adjustments in connection with spin-offs and cumulative cash dividends paid on the Company's common stock since the issuances of the senior notes. The ratios are presented in shares of common stock per $1,000 principal of each senior note.
(2)    Fully repaid in April 2023.
The senior notes mature on their due dates, unless earlier redeemed, repurchased, or exchanged. The outstanding senior notes are exchangeable at any time by holders of such notes into shares of the Company’s common stock at the applicable exchange rate, which is subject to adjustment upon occurrence of certain events.
To the extent certain trading conditions of the Company’s common stock are met, the senior notes are redeemable by the issuer in whole or in part for cash at any time on or after their earliest redemption dates at a redemption price equal to 100% of the principal amount of such senior notes being redeemed, plus accrued and unpaid interest (if any) up to, but excluding, the redemption date.
In the event of certain change in control transactions, holders of the senior notes have the right to require the issuer to purchase all or part of such holder's senior notes for cash in accordance with terms of the governing documents of the senior notes.
Exchange of Senior Notes For Common Stock and Cash
There were no exchange transactions in 2023.
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
Non-Recourse Investment-Level Secured Debt
These are investment level financing that are non-recourse to DBRG and are primarily secured by data center portfolios held by subsidiaries in the Operating segment. At June 30, 2023, subsidiaries in the Operating segment were in compliance with the financial covenants underlying their respective investment-level secured debt.
In 2023, subsidiaries in the Operating segment refinanced or raised additional debt, primarily through new securitization transactions, as follows. There were no securitization activities in 2022.

In February 2023, DataBank issued $715 million of securitized notes at fixed rate coupon of 5.12% per annum (7.07% per annum effective rate as the notes were issued at a discount) with a 5-year anticipated repayment date. Separately, DataBank secured a $350 million credit facility that may be drawn over time and obtained $121.0 million financing for a data center acquisition (Note 3). Proceeds were also applied principally to refinance the data center assets of its zColo subsidiary and to repay the outstanding balance of its variable funding notes.
In March 2023, Vantage SDC issued $370 million of securitized notes at a fixed rate coupon of 6.32% per annum with a 5-year anticipated repayment date. Proceeds were applied principally to repay previously issued securitized notes which had an anticipated repayment date in November 2023 and the outstanding balance of its variable funding notes.
These refinancing transactions resulted in a net loss from debt extinguishment totaling $12.0 million, representing prepayment penalty and accelerated amortization of deferred financing costs, debt discount and premium, recorded in interest expense.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at June 30, 2023. Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, or based upon initial maturity dates or extended maturity dates if extension criteria are met at June 30, 2023 for extensions that are at the option of the respective borrower entities.

(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Corporate debt
Securitized financing facility	$—	$—	$—	$300,000	$—	$—	$300,000
Exchangeable senior notes	—	—	78,422	—	—	—	78,422
	$—	$—	$78,422	$300,000	$—	$—	$378,422

Non-recourse investment-level secured debt
Operating segment	$1,990	$863,253	$708,476	$1,530,990	$619,776	$1,398,715	$5,123,200
Corporate and Other—Consolidated fund	—	25,800	—	—	—	—	25,800
	$1,990	$889,053	$708,476	$1,530,990	$619,776	$1,398,715	$5,149,000
9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2021	35,340	142,144	166
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,470	—
Shares canceled for tax withholding on vested equity awards	—	(601)	—
Shares outstanding at June 30, 2022	35,340	163,937	166

Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	3,330	—
Shares canceled for tax withholding on vested equity awards	—	(871)	—
Shares outstanding at June 30, 2023	32,876	162,475	166

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2023:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series H	7.125%	April 2015	8,395	$84	$209,870	Currently redeemable
Series I	7.15%	June 2017	12,867	129	321,668	Currently redeemable
Series J	7.125%	September 2017	11,614	116	290,361	Currently redeemable
			32,876	$329	$821,899
All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up of the Company. Dividends are payable quarterly in arrears in January, April, July and October.
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

Reverse Stock Split
In August 2022, the Company effectuated a one-for-four reverse stock split of its outstanding shares of class A and class B common stock. At that time, the number of authorized shares of common stock was not concurrently adjusted and par value of common stock was proportionately increased from $0.01 to $0.04 per share. Following stockholder approval in May 2023, the number of authorized shares of class A and class B common stock was proportionally decreased to 237,250,000 shares and 250,000 shares, respectively and par value of common stock was proportionately decreased from $0.04 to $0.01 per share, resulting in approximately $4.9 million increase in additional paid-in capital. Common stock share and per share information, including OP Units and stock award units as well as the Company's senior note conversion or exchange ratio in common stock shares, have been revised for all prior periods presented in this Quarterly Report on Form 10-Q to give effect to the reverse stock split.
Stock Repurchases
Pursuant to a $200 million stock repurchase program announced in July 2022 that expired in June 2023:
•In 2023, the Company repurchased 235,223 shares in aggregate across Series H, I and J preferred stock for approximately $4.7 million, or a weighted average price of $20.18 per share.
•In 2022, the Company repurchased (i) 2,228,805 shares in aggregate across Series H, I and J preferred stock for $52.6 million, or a weighted average price of $23.62 per share; and (ii) 4,195,020 shares of class A common stock for $54.9 million, or a weighted average price of $13.09 per share.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2021	$2,334	$5,861	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(2,261)	—	(18,495)	6,569	(14,187)
Amounts reclassified from AOCI	(200)	(5,861)	(20,680)	—	(26,741)
AOCI at June 30, 2022	$(127)	$—	$(12,673)	$14,255	$1,455

AOCI at December 31, 2022	$(295)	$—	$(1,214)	$—	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	—	2,954	—	2,953
Amounts reclassified from AOCI	296	—	(618)	—	(322)
AOCI at June 30, 2023	$—	$—	$1,122	$—	$1,122
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2021	$11,057
Other comprehensive income (loss) before reclassifications	(9,956)
Amounts reclassified from AOCI	(9,827)
AOCI at June 30, 2022	$(8,726)

AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	863
Amounts reclassified from AOCI	(468)
AOCI at June 30, 2023	$(2,620)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below. Such amounts are included in other gain (loss) in continuing and discontinued operations on the consolidated statements of operations, as applicable, except for amounts related to equity method investments, which are included in equity method losses in discontinued operations. For the three months ended June 30, 2022, there were no reclassifications out of AOCI into earnings.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Component of AOCI reclassified into earnings	2023	2022	2023	2022
Relief of basis of AFS debt securities	$—	$—	$—	$5,861
Release of foreign currency cumulative translation adjustments	(433)	—	618	20,680
Release of AOCI of equity method investments	—	—	(296)	200
10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in the Company's investment management business through its redemption in May 2022 as discussed below, and in open-end funds in the liquid securities strategy consolidated by the Company.

	Six Months Ended June 30,
(In thousands)	2023	2022
Redeemable noncontrolling interests
Balance at January 1	$100,574	$359,223
Contributions	300	10,150
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(73,456)	(19,078)
Net income (loss)	4,502	(25,547)
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	—	725,026
Redemption of Wafra's interest	—	(862,276)
Reclassification of warrants held by Wafra to liability in May 2022 (Note 7)	—	(81,400)
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	—	(4,087)
Balance at June 30	$31,920	$102,011
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
Redemption of OP Units—The Company redeemed OP Units totaling 253,084 in 2023 and 100,220 in 2022 through issuance of an equal number of shares of class A common stock on a one-for-one basis.

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
Marketable Equity Securities
Marketable equity securities with long positions of $96.5 million at June 30, 2023 and $155.9 million at December 31, 2022, included within equity investments of Corporate and Other (Note 4), and short positions of $45.6 million at June 30, 2023 and $40.9 million at December 31, 2022, included in other liabilities (Note 7), consist of publicly traded equity securities held predominantly by sponsored liquid strategy funds consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Equity Investment of Consolidated Fund
A consolidated credit fund has equity interests in pooling entities that hold a portfolio of loans, invested alongside other managed credit funds. The fund's equity interests in the pooling entities had a fair value of $95.4 million at June 30, 2023 and $46.8 million at December 31, 2022, classified as Level 3 of the fair value hierarchy. Fair value of the fund's equity interests in the pooling entities is based upon its share of expected cash flows from the loan assets held by the pooling entities. In estimating fair value of the underlying loans, the pooling entities considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon a comparison to market yields, it was determined that the transacted price or par value of the loans held by the pooling entities approximated their fair value at June 30, 2023 and at December 31, 2022.
Derivatives
The Company's derivative instruments generally consist of: (i) foreign currency put options, forward contracts and costless collars to hedge the foreign currency exposure of certain foreign-denominated investments or investments in foreign subsidiaries (in GBP and EUR), with notional amounts and termination dates based upon the anticipated return of capital from these investments; and (ii) interest rate caps and swaps to limit the exposure to changes in interest rates on various floating rate debt obligations (indexed to SOFR or Euribor). These derivative contracts may be designated as qualifying hedge accounting relationships, specifically as net investment hedges and cash flow hedges, respectively.
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
The Company had no outstanding derivatives at June 30, 2023. At December 31, 2022, fair value of derivative assets was $11.8 million, included in other assets, and there were no derivatives in a liability position. All derivative positions were non-designated hedges. At December 31, 2022, derivative notional amounts aggregated to the equivalent of $321.1 million for foreign exchange contracts, and there were no outstanding interest rate contracts.

Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Foreign currency contracts:
Realized and unrealized gain in earnings on non-designated contracts (1)	$—	$3,560	$4,053	$5,070
Interest rate contracts:
Realized and unrealized gain in earnings on non-designated contracts	—	965	—	1,026
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
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in other gain (loss) on the consolidated statements of operations. The warrants were valued at $29.0 million at June 30, 2023 and $17.7 million at December 31, 2022 using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 37.3% (40.8% at December 31, 2022); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.48% per annum (4.16% per annum at December 31, 2022), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrant liability, classified as Level 3 fair value, increased $11.3 million during the six months ended June 30, 2023.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets for InfraBridge's new global infrastructure funds are met. In measuring the contingent consideration, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.9% to derive a present value amount. The contingent consideration of $11.1 million at June 30, 2023 is classified as Level 3 of the fair value hierarchy, with increase in fair value of $0.2 million during the six months ended June 30, 2023 recorded in other gain (loss).
Fair Value Option
Loans Receivable
At June 30, 2023, there was no outstanding balance on loans receivable, which had been carried at fair value under the fair value option. Previously, loans receivable consisted of two unsecured promissory notes, one in connection with the 2022 sale of the Company's Wellness Infrastructure business (Note 2) and one held by DataBank, presented within Corporate and Other and in the Operating segment, respectively. Both loans receivable had bullet repayment of principal and accrued paid-in-kind ("PIK") interest. Fair value of loans receivable included accrued interest, which was recorded in other income, while changes in fair value was recorded in other gain (loss).
At December 31, 2022, fair value of loans receivable was $137.9 million, with unpaid principal balance, inclusive of PIK interest, of $167.8 million, classified as Level 3 in the fair value hierarchy. In March 2023, the Wellness Infrastructure note was fully written down, taking into consideration foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender. In April 2023, the DataBank note was fully repaid. At December 31, 2022, loan fair values were based upon a discounted cash flow projection of principal and interest, which at the time of valuation, were expected to be collected, discounted at 10.0% and 10.5%.
Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Fair Value Option	Equity Investment of Consolidated Fund
(In thousands)	Loans Receivable
Fair value at December 31, 2021	$82,930	$—
Originations and drawdowns	371,415	—
Change in accrued interest and capitalization of paid-in-kind interest	1,217	—
Paydowns	(133,268)	—
Unrealized gain (loss) in earnings, net	(21,676)	—
Fair value at June 30, 2022	$300,618	$—

Net unrealized gain (loss) in earnings on instruments held at June 30, 2022	$(21,676)	$—

Fair value at December 31, 2022	$137,945	$46,770
Contributions	—	49,549
Change in consolidated fund's share of equity investment (1)	—	526
Capitalization of paid-in-kind interest	544	—
Paydown of loan receivable or underlying loan assets held by equity investment of consolidated fund	(6,804)	(2,294)
Unrealized and realized gain (loss) in earnings, net	(131,685)	832
Fair value at June 30, 2023	$—	$95,383

Net unrealized gain (loss) in earnings on instruments held at June 30, 2023	$(133,307)	$832
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions.
Investment Carried at Fair Value Using Net Asset Value
The Company holds an investment in a non-traded healthcare REIT, valued at $34.5 million at June 30, 2023 and at December 31, 2022, presented within Corporate and Other in Note 4. The Company has no commitment for any further investment in the non-traded REIT in the future. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; and (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from an application of the lower of amortized cost or fair value for assets held for disposition or otherwise, a write-down of asset values due to impairment.
There were no assets carried at nonrecurring fair value at June 30, 2023 and December 31, 2022.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$293,219
Exchangeable senior notes	—	124,117	—	124,117	77,242
Non-recourse investment-level debt	—	4,183,782	515,828	4,699,610	5,025,845
December 31, 2022
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,171
Convertible and exchangeable senior notes		304,513	—	304,513	276,741
Non-recourse investment-level debt	—	3,268,508	944,984	4,213,492	4,587,228
Debt—Senior notes and secured fund fee revenue notes were valued using their last traded price. Fair value of investment-level debt were estimated by either discounting expected future cash outlays at interest rates available to the respective borrower subsidiaries for similar instruments, or with respect to securitized debt, based upon indicative bond prices quoted by brokers in the secondary market.
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
Company-Sponsored Funds
The Company sponsors funds and other investment vehicles as general partner for the purpose of providing investment management services in exchange for management fees and carried interest. These funds are established as limited partnerships or equivalent structures. Limited partners of the funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of limited partners or by a single limited partner. Accordingly, the absence of such rights, which represent voting rights in a limited partnership, results in the funds being considered VIEs. The nature of the Company's involvement with its sponsored funds comprise fee arrangements and equity interests in its capacity as general partner and general partner affiliate. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements.
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $120.3 million at June 30, 2023 and $94.7 million at December 31, 2022. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At June 30, 2023, the Company had unfunded equity commitment to a consolidated fund of $39.3 million.
The following table presents the assets and liabilities of the consolidated funds, which are presented within Corporate and Other in the supplemental schedule to the consolidated balance sheets.

(In thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$65,987	$86,433
Investments—marketable equity securities and equity interests in credit pooling entities (Note 11)	172,403	185,845
Other assets	443	1,895
	$238,833	$274,173
Liabilities
Debt	$25,557	$465
Other liabilities
Securities sold short	45,679	40,928
Due to custodian	11,794	35,457
Other	4,450	2,734
	$87,480	$79,584
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $964.3 million at June 30, 2023 and $752.3 million at December 31, 2022. The Company also has receivables from its unconsolidated funds for fee income and reimbursable or recoverable costs, as discussed in Note 16. At June 30, 2023, the Company's unfunded equity commitments to its unconsolidated funds as general partner and general partner affiliate totaled $93.0 million. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(4,996)	$(17,702)	$(189,132)	$(182,899)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(3,667)	(3,860)	(17,328)	(85,220)
Net income (loss) attributable to DigitalBridge Group, Inc.	(8,663)	(21,562)	(206,460)	(268,119)
Preferred stock repurchases/redemptions (Note 9)	927	—	927	—
Preferred dividends	(14,675)	(15,759)	(29,351)	(31,518)
Net income (loss) attributable to common stockholders	(22,411)	(37,321)	(234,884)	(299,637)
Net income (loss) allocated to participating securities	(29)	—	(60)	—
Net income (loss) allocated to common stockholders—basic	(22,440)	(37,321)	(234,944)	(299,637)
Interest expense attributable to convertible and exchangeable notes (1)	—	—	—	—
Net income (loss) allocated to common stockholders—diluted	$(22,440)	$(37,321)	$(234,944)	$(299,637)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	158,089	153,983	159,113	148,266
Weighted average effect of dilutive shares (1)(2)(3)	—	—	—	—
Weighted average number of common shares outstanding—diluted	158,089	153,983	159,113	148,266
Income (loss) per share—basic
Income (Loss) from continuing operations	$(0.12)	$(0.22)	$(1.37)	$(1.45)
Income (Loss) from discontinued operations	(0.02)	(0.02)	(0.11)	(0.57)
Net income (loss) attributable to common stockholders per common share—basic	$(0.14)	$(0.24)	$(1.48)	$(2.02)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$(0.12)	$(0.22)	$(1.37)	$(1.45)
Income (Loss) from discontinued operations	(0.02)	(0.02)	(0.11)	(0.57)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.14)	$(0.24)	$(1.48)	$(2.02)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended June 30, 2023 and 2022, the effect of adding back interest expense of $1.7 million and $3.9 million, respectively, and 9,047,200 and 11,697,600 of weighted average dilutive common share equivalents, respectively; and (b) for the six months ended June 30, 2023 and 2022, the effect of adding back $5.6 million and $8.7 million of interest expense, respectively, and 9,749,200 and 14,125,700 of weighted average dilutive common share equivalents, respectively. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 8) for the six months ended June 30, 2022.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 15) with weighted average shares of 635,600 and 1,907,900 for the three months ended June 30, 2023 and 2022, respectively; and, 317,800 and 2,036,100 for the six months ended June 30, 2022, respectively; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 307,800 and 2,210,300 for the three months ended June 30, 2023 and 2022, respectively, and 335,600 and 2,606,100 for the six months ended June 30, 2023 and 2022, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At June 30, 2023 and 2022, 12,375,800 and 12,628,900 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

14. Fee Income
The following table presents the Company's fee income by type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Management fees	$64,744	$43,559	$121,902	$85,750
Incentive fees	171	—	1,040	—
Other fees	827	759	1,926	1,405
Total fee income	$65,742	$44,318	$124,868	$87,155
Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts. Management fees are calculated generally at contractual rates ranging from 0.2% per annum to 1.5% per annum of investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital; or NAV for vehicles in the liquid securities strategy.
Incentive Fees—The Company is entitled to incentive fees from sub-advisory accounts in its liquid securities strategy. Incentive fees are determined based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of incentive fees earned by the Company is allocable to certain employees, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to portfolio companies, and on a non-recurring basis, loan origination fees from co-investors.
15. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At June 30, 2023, an aggregate 24.5 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
__________
(1)    Represents 2.5 million LTIP units granted to the Company's Chief Executive Officer, Marc Ganzi, in connection with the Company's acquisition of Digital Bridge Holdings, LLC in July 2019, with vesting based upon the Company's class A common stock price closing at or above $40 over any 90 consecutive trading days prior to the fifth anniversary of the grant date.
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
Equity-based compensation cost pursuant to DBRG's Equity Incentive Plan is presented on the consolidated statement of operations, as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation expense (including $0, $176, $0 and $213 expense related to dividend equivalent rights)	$20,691	$8,168	$31,461	$17,147
Administrative expense	—	34	228	122
	$20,691	$8,202	$31,689	$17,269
Changes in unvested equity awards pursuant to DBRG's Equity Incentive Plan are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2022	1,706,674	2,625,000	20,058	2,397,391	1,889,587	8,638,710	$17.84	$10.84
Granted	2,118,060	—	70,642	—	397,262	2,585,964	11.63	11.64
Vested	(929,809)	—	(26,656)	(1,198,696)	(635,926)	(2,791,087)	26.92	14.17
Forfeited	(9,479)	—	—	—	(424,065)	(433,544)	26.92	12.99
Unvested shares and units at June 30, 2023	2,885,446	2,625,000	64,044	1,198,695	1,226,858	8,000,043	7.98	10.04
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
Fair value of equity awards that vested, as shown above, determined based upon their respective fair values at vesting date, was $13.7 million and $15.7 million for the three months ended June 30, 2023 and 2022, respectively, and $34.6 million and $49.1 million for the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards pursuant to DBRG's Equity Incentive Plan was $50.1 million, which is expected to be recognized over a weighted average period of 2.0 years. This excludes $6.3 million of unvested RSUs that are not currently probable of achieving their performance condition and have a remaining performance measurement period of approximately one year.
16. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Due from Affiliates
Investment vehicles, portfolio companies and other equity investments
Fee income	$62,046	$35,010
Cost reimbursements and recoverable expenses	8,360	7,031
Other	743	—
Employees and other affiliates	—	3,319
	$71,149	$45,360
Due to Affiliates (Note 7)
Investment vehicles—Derivative obligation	$—	$11,793
Investment vehicles—InfraBridge working capital (Note 3)	11,123	—
Employees and other affiliates	3,331	658
	$14,454	$12,451
Significant transactions with affiliates include the following:
Fee Income—Fee income earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest, are presented in Note 14. Substantially all fee income are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee income.
Cost Reimbursements and Recoverable Expenses—The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles.
Such cost reimbursements and recoverable expenses, included in other income, totaled $1.4 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively.
Warehoused Investments—The Company may acquire and temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising (Note 4). The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. The Company is generally paid a fee by the investment vehicle, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment, to compensate the Company for its cost of holding the investment during the warehouse period. The terms of such arrangements may differ for each sponsored investment vehicle and by investment.
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

Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or realized but unpaid are included in noncontrolling interests on the balance sheet in the Investment Management segment, in the amount of $91.0 million at June 30, 2023 and $70.4 million at December 31, 2022. Carried interest allocated is recorded as net income attributable to noncontrolling interests in the Investment Management segment totaling $19.2 million and $28.9 million for the three months ended June 30, 2023 and 2022, respectively, and $21.4 million and $29.6 million for the six months ended June 30, 2023 and 2022 respectively. Additionally, in connection with the DataBank recapitalization (Note 10) in the second half of 2022, Messrs. Ganzi and Jenkins received realized carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate was not deemed a compensatory arrangement. Such equity interest represent noncontrolling interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $19.8 million at June 30, 2023 and $17.7 million at December 31, 2022, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet in the Investment Management segment. The employees' share of earnings was a net income of $1.5 million and a net loss of $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and net income of $2.1 million and net loss of $0.3 million for the six months ended June 30, 2023 and 2022, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations in the Investment Management segment and exclude their share of carried interest allocation, which is reflected in compensation expense—incentive fee and carried interest allocation.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.8 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $1.1 million for the six months ended June 30, 2023 and 2022 respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $4.1 million and $9.7 million in the three and six months ended June 30, 2022, respectively, with immaterial expenses in 2023. The Company believes it has met all of its financial obligations under the Advancement Agreement and does not expect to make any further advances to Mr. Barrack thereunder.
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of June 30, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

18. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $2,595 and $686	$106,269	$117,901
Cash received (paid) for income taxes	123	676
Operating lease payments	30,899	29,933
Finance lease payments	7,928	7,841
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(253)	$(13,997)
Net cash provided by (used in) investing activities of discontinued operations	256,996	(70,385)
Net cash provided by (used in) financing activities of discontinued operations	(28,956)	(12,653)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,492	$15,759
Improvements in operating real estate included in other liabilities	98,058	15,023
Receivables from asset sales	2,143	9,648
Operating lease ROU assets and lease liabilities established	27,086	1,126
Contingent consideration for acquisition of InfraBridge	10,874	—
ROU asset and lease liability derecognized upon purchase of leased real estate (Note 3)	3,120	—
Redemption of redeemable noncontrolling interest for common stock	—	348,759
Seller note received in sale of NRF Holdco equity	—	154,992
Loan receivable relieved in exchange for equity investment acquired	—	20,676
Redemption of OP Units for common stock	984	341
Distribution payable to noncontrolling interest	—	2,850
Assets disposed in sale of equity of investment entities	—	3,420,783
Liabilities disposed in sale of equity of investment entities	—	3,144,700
Noncontrolling interests of investment entities sold (1)	—	204,730
Exchange of notes for class A common shares	—	60,317
__________
(1)    Represents deconsolidation of noncontrolling interests in connection with sale of the Wellness Infrastructure business.

19. Subsequent Events
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
Our Organization
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At June 30, 2023, we had $72 billion of AUM, composed of assets managed on behalf of our limited partners and our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.

We operate as a taxable C Corporation, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At June 30, 2023, we owned 93% of the Operating Company as its sole managing member.
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
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure and real estate co-investment companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company currently owns interests in two companies: DataBank, an edge colocation data center business (DBRG ownership of 11% at June 30, 2023 and December 31, 2022); and Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at June 30, 2023 and December 31, 2022). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital.
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
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2023 through the date of this filing.
Financing
•We repaid $200 million of 5.00% senior notes upon maturity in April 2023 using cash on hand, reducing our leverage and outstanding corporate debt to $378 million, with savings of $10 million in annual financing costs.
Investment Management
•We have raised approximately $3.4 billion of capital to-date in 2023, primarily for a new digital infrastructure fund (which is not yet fee-earning) and syndications through various co-investment vehicles.

•In February 2023, we completed our previously announced acquisition of InfraBridge for $314 million cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus potential contingent payments based upon future fundraising for InfraBridge's third and fourth flagship funds under the Global Infrastructure Fund ("GIF") series. The acquisition comprises InfraBridge's investment management platform and fund sponsor investments.
The acquisition further scales our investment management business. InfraBridge’s global infrastructure equity platform will be a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition added $5.1 billion in fee earning equity under management ("FEEUM"), comprising primarily GIF II and GIF I investment funds.
Other
•Our investment in BrightSpire Capital, Inc. (NYSE: BRSP), which was our largest remaining non-digital investment, was fully disposed in March 2023 for approximately $202 million in net proceeds.
•A non-cash charge of $133 million in fair value write-down was recorded in March 2023 on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business. This resulted from foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender.
Assets Under Management and Fee Earning Equity Under Management
Below is a summary of our AUM and FEEUM.

Type	Products	Description	June 30, 2023	December 31, 2022
Assets Under Management (1)			$72.2	$52.8

Fee Earning Equity Under Management (2)
Institutional Funds	DBP infrastructure equity	Earns management fees and potential for carried interest or incentive fees	$11.3	$11.2
	InfraBridge Global Infrastructure		5.1	—
	Core Equity, DigitalBridge Credit and Liquid Strategies		2.4	2.0
Other Investment Vehicles	DigitalBridge co-invest vehicles	Earns management fees, business service fees from portfolio companies, and potential for carried interest	8.0	6.5
	Digital infrastructure held by portfolio companies		2.3	2.5
			$29.1	$22.2
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
•FEEUM increased by $6.9 billion or 31% to $29.1 billion at June 30, 2023, driven by the addition of $5.1 billion of InfraBridge FEEUM, new capital raised, primarily for core equity and syndications through co-investment vehicles, that have begun to accrue fee income.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Total revenues
Investment Management	$149,093	$157,910	$(8,817)	$155,922	$171,741	$(15.8)
Operating	235,059	227,687	7,372	466,723	430,209	36,514
Corporate and Other	40,781	31,035	9,746	52,448	47,516	4,932
	$424,933	$416,632	8,301	$675,093	$649,466	25,627
Income (Loss) from continuing operations
Investment Management	$35,177	$67,995	$(32,818)	$32,373	$58,852	$(26,479)
Operating	(93,055)	(85,428)	(7,627)	(190,997)	(159,569)	(31,428)
Corporate and Other	9,340	(46,860)	56,200	(168,040)	(212,615)	44,575
	$(48,538)	$(64,293)	15,755	$(326,664)	$(313,332)	(13,332)
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Investment Management	$309	$21,269	$(20,960)	$(1,889)	$13,667	$(15,556)
Operating	(10,509)	(14,807)	4,298	(21,298)	(27,631)	6,333
Corporate and Other	5,204	(24,164)	29,368	(165,945)	(168,935)	2,990
	$(4,996)	$(17,702)	12,706	$(189,132)	$(182,899)	(6,233)
Revenues
Total revenues increased $8.3 million or 2% in the quarter-to-date comparison and $25.6 million or 4% in the year-to-date comparison.
•Investment Management—Revenues were 5.6% lower at $149.1 million in the quarter-to-date comparison and 9% lower at $155.9 million in the year-to-date comparison.
The decrease in both periods was due to significant variability in unrealized carried interest. In 2023, gross unrealized carried interest (before management allocation) was $31.5 million lower at $79.3 million in the quarter-to-date comparison and $55.2 million lower at $24.5 million in the year-to-date comparison, with a larger reversal of unrealized carried interest in the first quarter, attributed to DBP II.
Excluding carried interest, revenues would have increased $22.7 million or 48% in the quarter-to-date comparison and $39.4 million or 43% in the year-to-date comparison.
Fee income was $21.5 million higher at $66.6 million in the quarter-to-date comparison and $38.0 million higher at $126.7 million in the year-to-date comparison, attributable largely to the InfraBridge funds acquired in February 2023 and additional capital raised since July 2022 that have started accruing income.
•Operating—Revenues were higher in 2023, resulting from data center acquisitions and additional lease-up of expanded capacity in Vantage SDC during 2022.
•Corporate and Other—Revenues represent largely our share of earnings from our general partner affiliate investments in the DBP and InfraBridge funds and income from warehoused investments, if any. Revenues were higher in 2023 due to fair value increases in fund investments, partially offset by warehoused credit investments that were transferred to our new credit fund in the second half of 2022.
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Loss from continuing operations attributable to DBRG was $12.7 million or 72% lower in the quarter-to-date comparison but increased $6.2 million or 3.4% in the year-to-date comparison.
•Investment Management—In 2023, net income was close to breakeven in the quarter-to-date period, a $21.0 million decrease, while the year-to-date period was a net loss of $1.9 million compared to a net income of $13.7 million in 2022. The lower 2023 results can be attributed to lower carried interest, including a reversal of net carried interest in the first quarter, placement fees incurred for a future fund that is not yet fee earning, and higher compensation and administrative expenses attributed to the investment management business.
Supplemental performance measures of the Investment Management segment are presented under "—Non-GAAP Measures."

•Operating—The Operating segment generally records a net loss, taking into account the effects of real estate depreciation and intangible asset amortization. Our share of net loss reflects a 13% ownership in Vantage SDC and our interest in DataBank, which decreased from 22% as of June 2022 to 11% as of June 2023.
•Corporate and Other—Net loss generally reflects corporate level costs that have not been attributed to our reportable segments, primarily interest expense on senior notes and compensation and administrative expenses. Also included are the effects of fair value changes on investments carried at fair value, including our share of earnings from our fund investments. Net income in the 2023 quarter-to-date period can be attributed to fair value increases in fund investments. In the year-to-date periods, the significant net loss reflect large non-cash charges: (i) in 2023, a $133 million fair value write-down on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business; and (ii) in 2022, a $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes (Note 8 to the consolidated financial statements).
A more detailed discussion of key components of revenue and income (loss) from continuing operations follows.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues
Fee income	$65,742	$44,318	$21,424	$124,868	$87,155	$37,713
Carried interest allocation	79,254	110,779	(31,525)	24,498	79,700	(55,202)
Principal investment income (loss)	30,409	16,444	13,965	33,971	22,898	11,073
Property operating income	234,753	234,251	502	465,680	436,762	28,918
Other income	14,775	10,840	3,935	26,076	22,951	3,125
Total revenues	424,933	416,632	8,301	675,093	649,466	25,627
Expenses
Property operating expense	98,231	97,290	941	195,357	181,293	14,064
Interest expense	56,022	46,388	9,634	123,218	90,418	32,800
Investment expense	5,253	7,187	(1,934)	11,004	16,752	(5,748)
Transaction-related costs	1,113	2,756	(1,643)	9,640	2,921	6,719
Placement fees	3,653	—	3,653	3,653	—	3,653
Depreciation and amortization	149,562	155,352	(5,790)	291,136	283,919	7,217
Compensation expense—cash and equity-based	82,992	52,792	30,200	157,642	118,334	39,308
Compensation expense—incentive fee and carried interest allocation	36,076	49,069	(12,993)	(755)	28,717	(29,472)
Administrative expenses	25,763	26,353	(590)	52,269	54,238	(1,969)
Total expenses	458,665	437,187	21,478	843,164	776,592	66,572
Other gain (loss), net	(11,537)	(46,256)	34,719	(154,282)	(196,137)	41,855
Income (Loss) before income taxes	(45,269)	(66,811)	21,542	(322,353)	(323,263)	910
Income tax benefit (expense)	(3,269)	2,518	(5,787)	(4,311)	9,931	(14,242)
Income (Loss) from continuing operations	(48,538)	(64,293)	15,755	(326,664)	(313,332)	(13,332)
Income (Loss) from discontinued operations	(3,978)	(3,788)	(190)	(18,196)	(98,433)	80,237
Net income (loss)	(52,516)	(68,081)	15,565	(344,860)	(411,765)	66,905
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(2,441)	(14,327)	11,886	4,502	(25,547)	30,049
Investment entities	(39,667)	(29,102)	(10,565)	(124,495)	(92,147)	(32,348)
Operating Company	(1,745)	(3,090)	1,345	(18,407)	(25,952)	7,545
Net income (loss) attributable to DigitalBridge Group, Inc.	(8,663)	(21,562)	12,899	(206,460)	(268,119)	61,659
Preferred stock repurchases/redemptions	(927)	—	(927)	(927)	—	(927)
Preferred stock dividends	14,675	15,759	(1,084)	29,351	31,518	(2,167)
Net income (loss) attributable to common stockholders	$(22,411)	$(37,321)	14,910	$(234,884)	$(299,637)	64,753

Fee Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Management fees	$64,744	$43,559	$21,185	$121,902	$85,750	$36,152
Incentive fees	171	—	171	1,040	—	1,040
Other fee income	827	759	68	1,926	1,405	521
	$65,742	$44,318	21,424	$124,868	$87,155	37,713
Fee income increased $21.4 million or 48% in the quarter-to-date comparison and $37.7 million or 43% in the year-to-date comparison. The increase was driven by management fees from InfraBridge beginning February 2023 and from capital raised since July 2022, including the DataBank recapitalization, our new core equity fund and co-investment vehicles. Additionally, incentive fees in 2023 are attributed to our liquid securities strategy.
Carried Interest Allocation

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Carried interest allocation
Realized	$—	$—	$—	$476	$—	$476
Unrealized	79,254	110,779	(31,525)	24,022	79,700	(55,678)
	$79,254	$110,779	(31,525)	$24,498	$79,700	(55,202)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and Wafra. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is realized.
Gross unrealized carried interest accrual was lower in 2023 in both periods under comparison. This is because the second quarter of 2022 had included a significant fair value increase on an investment in DBP I that was realized shortly thereafter, while in the first quarter of 2023, there was a higher reversal of carried interest for DBP II. As DBP II is still in the early stage of its lifecycle, the carried interest reversal is a function of continuing accrual of preferred returns over time at a higher rate than fair value increases on its underlying investments.
Principal Investment Income (Loss)
Principal investment income increased $14.0 million in the quarter-to-date comparison and $11.1 million in the year-to-date comparison. The increase represents higher earnings from equity interests in our sponsored funds, driven by unrealized fair value increases on the underlying fund investments, primarily the InfraBridge funds.
Property Operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Property operating income
Operating segment
Lease income	$213,244	207,951	$5,293	$423,646	$392,122	$31,524
Data center service revenue	20,193	19,642	551	39,998	37,978	2,020
Other property operating income	1,316	53	1,263	2,036	57	1,979
	234,753	227,646	7,107	465,680	430,157	35,523
Other
Lease income	—	6,605	(6,605)	—	6,605	(6,605)
	$234,753	$234,251	502	$465,680	$436,762	28,918
Property operating expense
Operating segment	$98,231	$94,744	$3,487	$195,357	$178,747	$16,610
Other	—	2,546	(2,546)	—	2,546	(2,546)
	$98,231	$97,290	941	$195,357	$181,293	14,064

Operating Segment
Property operating income and expenses were higher in 2023, reflecting operating results from additional acquisitions, including DataBank's acquisition of four data centers in March 2022, and within the Vantage SDC portfolio, additional lease-up of expanded capacity and existing inventory throughout 2022. This was partially offset by higher lease termination fees in the second quarter of 2022 from the Vantage SDC portfolio.
At June 30, 2023, the Operating segment portfolio is composed of 74 data centers in the U.S., three in Canada, and one in the U.K., with five data centers in France held for disposition effective April 2023.

	June 30, 2023	December 31, 2022
Operating segment
Number of data centers (1)
Owned	36	35
Leasehold	47	49
	83	84
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	2,430	2,405
Leased Square Feet	1,945	1,888
% Utilization Rate (% Leased)	80%	78%
__________
(1)    One lease expired and was not renewed in the first quarter of 2023. A leasehold data center was acquired in May 2023.
On a same store basis, property operating income and expense also increased in 2023, driven by the Vantage SDC portfolio, attributable to increase in leased square footage from lease-up of expanded capacity and existing inventory.
Other
This represents property operating income and expense from a tower portfolio, acquired in June 2022 as a warehoused investment and transferred to our core equity fund in December 2022.
Other Income
Other income increased $3.9 million in the quarter-to-date comparison and $3.1 million in the year-to-date comparison. This can be attributed to higher interest income from our subordinated notes in a collateralized loan obligation ("CLO") and money market deposits, and dividend income from our consolidated credit fund. However, these amounts were partially offset by interest income from credit investments in 2022, in particular warehoused investments that were transferred to our new credit fund during the second half of 2022.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest expense
Corporate debt	$5,547	$8,044	$(2,497)	$13,338	$16,350	$(3,012)
Non-recourse investment-level debt	50,475	38,344	12,131	109,880	74,068	35,812
	$56,022	$46,388	9,634	$123,218	$90,418	32,800
Corporate Debt—Interest expense decreased $2.5 million in the quarter-to-date comparison and $3.0 million in the year-to-date comparison as we continue to extinguish higher cost corporate debt. The decrease is attributed to repayment of our 5.00% convertible notes in April 2023 and additionally, in the year-to-date period, early exchange of our 5.75% exchangeable notes for common stock in March 2022.
Non-Recourse Investment-Level Debt—The increase of $12.1 million in the quarter-to-date comparison and $35.8 million in the year-to-date comparison was driven by: (i) write-off of unamortized deferred financing costs on DataBank's refinanced debt; (ii) higher outstanding debt balance in the Operating segment; and (iii) higher interest rates on Vantage SDC's new securitization and on DataBank's variable rate debt. These were partially offset by outstanding debt balance in 2022 in connection with the financing of warehoused tower assets and credit investments, all of which were repaid in the second half of 2022.

Investment Expense
Investment expense decreased $1.9 million in the quarter-to-date comparison and $5.7 million in the year-to-date comparison. In 2022, there was higher third party costs associated with the day-to-day management of the Vantage SDC portfolio and transition services for DataBank's acquisition of zColo which ended in the second quarter of 2022.
Transaction-Related Costs
Transaction costs in all periods were driven by the InfraBridge acquisition, accrued beginning the second quarter of 2022, with a majority of the costs incurred at closing in February 2023.
Placement Fees
Placement fees was $3.7 million in the second quarter of 2023, incurred in connection with fundraising for our new digital infrastructure fund and co-investment vehicles.
Depreciation and Amortization
Depreciation and amortization expense decreased in the quarter-to-date comparison but increased in the year-to-date comparison. 2023 included additional expense related primarily to InfraBridge and DataBank acquisitions and data center improvements at DataBank. In contrast, 2022 had included higher accelerated amortization of lease intangibles from lease terminations, and additional expense in connection with short-term leases in the colocation data center business prior to their expiration and warehoused tower assets acquired in June 2022 that were transferred to our core equity fund in December 2022. The incremental expense in 2023 was lower in the quarter-to-date comparison, but higher in the year-to-date comparison. This is because the year-to-date period in 2022 included only a partial period of expense related to the DataBank portfolio acquired in March 2022.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Cash and equity-based compensation
Cash compensation and benefits	$35,866	$24,395	$11,471	$72,567	$61,002	$11,565
Equity-based compensation	20,691	8,168	12,523	31,461	17,147	14,314
	56,557	32,563	23,994	104,028	78,149	25,879
Operating segment
Cash and equity-based compensation	26,435	20,229	6,206	53,614	40,185	13,429
	$82,992	$52,792	30,200	$157,642	$118,334	39,308

Incentive and carried interest compensation allocation	$36,076	$49,069	$(12,993)	$(755)	$28,717	$(29,472)
Cash and equity-based compensation—Excluding the Operating segment, compensation expense increased $24.0 million in the quarter-to-date comparison and $25.9 million in the year-to-date comparison. Equity-based compensation expense was higher in 2023, driven by a performance-based award that met its target in 2023 and shortened vesting periods for previously modified awards. There was also an increase in cash compensation in 2023, attributed largely to InfraBridge and higher severance and retention costs, partially offset by discontinuance of an incentive program in 2023.
In the Operating segment, compensation expense also increased in both periods, attributed to new stock awards and higher headcount at DataBank.
Incentive and carried interest compensation allocation—Consistent with lower carried interest in 2023, the associated compensation expense was similarly lower in the quarter-to-date comparison. The 2023 year-to-date period, however, reflected a reversal of compensation expense. This is because management allocation of carried interest is reflected entirely as compensation expense for DBP II, which recorded a reversal of carried interest in the first quarter, but such allocation is split between compensation expense and net income attributable to noncontrolling interests for DBP I and its associated co-investment vehicles (Note 16 to the consolidated financial statements), which had positive carried interest.

Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Administrative expenses	$16,922	$17,443	$(521)	$36,188	$38,429	$(2,241)
Administrative expenses—Operating segment	8,841	8,910	(69)	16,081	15,809	272
	$25,763	$26,353	(590)	$52,269	$54,238	(1,969)
Total administrative expenses were largely consistent in the quarter-to-date comparison and decreased $2.0 million in the year-to-date comparison, driven by lower legal costs.
Other Gain (Loss), Net
Other loss was lower in both periods, decreasing $34.7 million to $11.5 million in the quarter-to-date comparison and $41.9 million to $154.3 million in the year-to-date comparison.
The higher net loss in 2022 was driven by decreases in fair value of credit investments and marketable equity securities, net of offsetting fair value changes on short positions. These were largely credit investments previously warehoused and no longer held on the balance sheet in 2023 and equity securities held by our consolidated liquid funds. Additionally, the year-to-date period included a non-cash debt extinguishment loss of $133.2 million in March 2022 in connection with an early exchange of our 5.75% exchangeable notes (Note 8 to the consolidated financial statements). The losses in 2022 were partially offset by a decrease in the liability fair value of warrants issued to Wafra (Note 13 to the consolidated financial statements).
In comparison, the net loss in 2023 can be attributed mainly to fair value decrease on a warehoused equity investment and increase in the warrant liability fair value, with the year-to-date period including a $133.3 million write-down in value in March 2023 on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business
Income Tax Benefit (Expense)
Income tax expense was recorded in 2023 of $3.3 million quarter-to-date and $4.3 million year-to-date, while income tax benefit was recorded in 2022 of $2.5 million quarter-to-date and $9.9 million year to-date.
Income tax expense in 2023 primarily reflects the income tax effect of foreign subsidiaries, largely the InfraBridge investment management business. The Company has otherwise established a full valuation allowance on the deferred tax assets of its taxable U.S. entities, resulting in no U.S. income tax provision for these subsidiaries in 2023, outside of the Operating segment.
Income tax benefit in 2022 can be attributed primarily to deferred tax benefit on net operating losses of a subsidiary. A valuation allowance was subsequently established against this deferred tax asset in the fourth quarter of 2022.
Income (Loss) from Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Income (Loss) from discontinued operations	$(3,978)	$(3,788)	$(190)	$(18,196)	$(98,433)	$80,237
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(25)	386	(411)	492	(5,789)	6,281
Operating Company	(286)	(314)	28	(1,360)	(7,424)	6,064
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(3,667)	$(3,860)	193	$(17,328)	$(85,220)	67,892
Loss from discontinued operations in 2023 reflect largely the $9.7 million impairment of BRSP shares prior to disposition in March 2023.
Loss from discontinued operations in 2022 was driven by disposition of the Wellness Infrastructure business in February 2022, specifically, a $92.1 million write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer, and impairment loss based upon final carrying value of the Wellness Infrastructure net assets upon disposition.

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
Results of our non-GAAP measures attributable to the Operating Company were as follows:

	Three Months Ended June 30,
(In thousands)	2023	2022
Attributable to Operating Company:
Distributable Earnings	$10,012	$603
Adjusted EBITDA	42,884	30,928
Investment Management FRE	34,398	20,759
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

Distributable Earnings and Adjusted EBITDA Reconciliation

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income (loss) attributable to common stockholders	$(22,411)	$(37,321)
Net income (loss) attributable to noncontrolling interests in Operating Company	(1,745)	(3,090)
Net income (loss) attributable to Operating Company	(24,156)	(40,411)
Transaction-related and restructuring charges	7,823	29,300
Other (gain) loss, net (excluding realized gain or loss related to digital assets and fund investments in Corporate and Other)	(15,990)	15,134
Unrealized carried interest allocation, net of associated expense allocation	(43,791)	(58,775)
Equity-based compensation expense	25,937	9,344
Depreciation and amortization	149,263	153,548
Straight-line rent (revenue) and expense, net	(1,860)	(2,956)
Amortization of acquired above-market and (below-market) leases, net	370	(10)
Impairment loss	—	12,184
Non-revenue enhancing capital expenditures	(8,284)	(13,377)
Finance lease interest expense, debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts	7,578	5,238
Preferred stock redemption (gain) loss	(927)	—
Adjustments attributable to noncontrolling interests in investment entities (1)	(88,604)	(91,676)
DE of discontinued operations (2)	2,653	(16,940)
Distributable Earnings, after tax—attributable to Operating Company	10,012	603
Adjustments attributable to Operating Company:
Interest expense included in DE	10,130	14,142
Income tax (benefit) expense included in DE	2,825	(2,662)
Preferred stock dividends	14,675	15,759
Placement fees	3,653	—
Realized incentive fee and carried interest allocation, net of associated expense allocation	883	—
Non-revenue enhancing capital expenditures deducted from DE	706	3,086
Adjusted EBITDA—attributable to Operating Company	$42,884	$30,928
__________
(1)    Noncontrolling interests' share of adjustments pertain largely to depreciation and amortization; interest expense on finance leases, debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts; unrealized carried interest allocation, net of associated compensation expense allocation; and non-revenue enhancing capital expenditures.
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

Investment Management FRE Reconciliation

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income (loss)—Investment Management	$35,177	$67,995
Interest expense, net of interest income	2,268	2,771
Investment expense, net of reimbursement	—	(200)
Depreciation and amortization	11,039	5,375
Equity-based compensation	17,099	3,361
Incentive fee and carried interest allocation, net of associated expense allocation	(43,349)	(61,710)
Straight-line rent expense	(39)	76
Placement fees	3,653	—
Transaction-related and restructuring charges	3,025	4,042
Principal investment (income) loss	(1,604)	(1,016)
Other (gain) loss, net	3,608	424
Income tax (benefit) expense	2,356	2,006
Investment Management Adjusted EBITDA	33,233	23,124
Start-up FRE	1,165	2,335
Investment Management FRE	34,398	25,459
Attributable to redeemable noncontrolling interests (1)	—	(4,700)
Investment Management FRE—attributable to Operating Company	$34,398	$20,759
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
•acquisitions of target investment management businesses;
•warehouse investments pending the raising of third party capital for future investment vehicles;
•principal and interest payments on our debt;
•our operations, including compensation, administrative and overhead costs;
•dividends to our preferred and common stockholders;
•our liability for corporate and other taxes;
•obligation for lease payments, principally corporate offices and leasehold data centers;
•development, construction and capital expenditures on our operating real estate; and
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including our share of realized net incentive fees and carried interest;
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

Overview
At June 30, 2023, our liquidity position was approximately $505 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN.
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
•$202 million in net proceeds from full disposition of our BRSP shares in March 2023.
Uses of Funds
•Acquisition of InfraBridge in February 2023 for $314 million, net of cash assumed
•$200 million repayment of our convertible senior notes upon maturity in April 2023
•$90 million contingent earnout payment to Wafra in March 2023.
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
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligation
As of the date of this filing, our corporate debt is composed of a securitized financing facility and exchangeable senior notes issued by the OP, all of which are recourse to the Company, as described in Note 8 to the consolidated financial statements.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Maturity or Anticipated Repayment Date	Years Remaining to Maturity
Corporate debt:
Securitized financing facility—fixed rate	$300,000	3.93%	September 2026	3.2
Exchangeable senior notes—fixed rate	78,422	5.75%	July 2025	2.0
	$378,422
Investment-level secured debt is non-recourse to DBRG and serviced through operating and/or investing cash generated by the respective borrower subsidiaries in the Operating segment and by our consolidated fund. Corporate-level cash is not applied to service investment-level debt.
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add funds, DBP I and DBP II, and InfraBridge GIF I and GIF II funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of June 30, 2023, we have unfunded commitments totaling $132 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

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
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to $129 million may become payable based upon achievement of future fundraising targets for the third and fourth flagship InfraBridge funds. The current estimated fair value of the contingent consideration is $11 million.
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. Generally, the timing of future warehousing activities is not known. Nevertheless, investment warehousing is undertaken only if it is determined that we will have sufficient liquidity through the anticipated warehousing period.
At June 30, 2023, warehoused investments aggregate to $51 million at cost.
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
At June 30, 2023, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At June 30, 2023, we had $52.2 million of operating lease obligations on our corporate offices, which are funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
Separately, finance and operating lease obligations on leasehold data centers in the Operating segment are satisfied through operating cash generated by the respective investment properties.
Sources of Liquidity
Debt Funding
As of the date of this filing, we have $378 million of outstanding principal on our corporate debt, as discussed above under "—Debt Obligation."
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
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. In March 2023, our BRSP shares were fully disposed for net proceeds of $202 million.
We have other marketable equity securities that are available for future monetization, valued at $19.5 million at June 30, 2023.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash, cash equivalents and restricted cash—beginning of period	$1,036,739	$1,766,245
Net cash provided by (used in):
Operating activities	92,205	74,067
Investing activities	(571,554)	(2,152,406)
Financing activities	24,106	760,345
Effect of exchange rates on cash, cash equivalents and restricted cash	74	(2,415)
Cash, cash equivalents and restricted cash—end of period	$581,570	$445,836
Operating Activities
Cash inflows from operating activities are generated primarily through fee income, including incentive fees, and distributions of our share of net carried interest from our investment management business, property operating income from our real estate investments, interest received from warehoused loans, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, investment transaction-related costs, as well as compensation and general administrative costs.
Our operating activities generated net cash inflows of $92.2 million in 2023 and $74.1 million in 2022.

Investing Activities
Investing activities include primarily cash outlays for business combination, acquisition of real estate, origination or acquisition of warehoused loans and disbursement on subsequent drawdowns, and new equity investments and subsequent capital contributions. These are partially offset by repayments, sales and transfers of warehoused investments, distributions of capital received from equity investments, and proceeds from sale of real estate and equity investments.
Our investing activities generated net cash outflows of $571.6 million in 2023 and $2.2 billion in 2022. Cash outlays in 2023 can be attributed primarily to a business combination, data center acquisition and capital expenditures in the Operating segment and investing activities of our consolidated funds, partially offset by the sale of BRSP shares. 2022 cash outlays were driven by the acquisitions of TowerCo and data centers in the Operating segment.
•Business combination—In 2023, we paid $314.3 million (net of cash assumed) for the acquisition of InfraBridge.
•Equity investments—Equity investments generated net cash inflows in both years.
In 2023, equity investments recorded net cash inflows of $245.1 million, attributed primarily to $201.6 million from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities. These cash inflows were partially offset by funding of our fund commitments.
2022 saw net cash outflows of $33.3 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, in addition to funding of our fund commitments.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Net cash outflows in 2023 was $511.0 million, attributed to Databank's data center acquisition in Dallas and capital expenditures in our data center portfolio, including payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio.
2022 saw net cash outflows of $1.9 billion, attributed primarily to the acquisition of TowerCo and, to a lesser extent, to DataBank's Houston portfolio acquisition, data center capital expenditures, and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. Also contributing to the cash outflows was cash assumed by the buyer in the sale of real estate investment holding entities in our Wellness Infrastructure business. All of these outflows were partially offset by proceeds received from our Wellness Infrastructure sale.
•Debt investments—Our debt investments generated minimal net cash inflows in 2023 and substantial net cash outflows in 2022.
Having relinquished all of our warehoused debt investments in 2022, the only cash activity with respect to debt investments in 2023 was the full repayment of a loan held by DataBank of $6.8 million.
In 2022, net cash outflows of $226.5 million were driven by origination and acquisition of loans that were warehoused for future investment vehicles, partially offset by a loan syndication. These warehoused loans were subsequently transferred to our sponsored credit fund and to a third party sponsored collateralized loan obligation ("CLO") in the second half of 2022.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Separately, subsidiaries in the Operating segment finance their investing activities largely through investment-level secured debt and incur cash outlays for debt servicing and distributions to their third party investors who represent noncontrolling interests.
Financing activities generated net cash inflows in both years.
•In 2023, the net cash inflows of $24.1 million represents primarily $421.1 million of additional investment-level debt in the Operating segment, largely offset by repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $73.5 million distributed for capital redeemed by a noncontrolling interest in a consolidated liquid fund, and income distribution to noncontrolling interests in Vantage SDC.

•The financing net cash inflows of $760.3 million in 2022 was driven by financing for the acquisition of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. Financing cash inflows also included draws on our corporate VFN revolver and on credit facilities to finance bank-syndicated warehoused loans that were intended to be securitized. In the third quarter of 2022, these loans were transferred into a third party CLO and the corresponding warehouse facilities were repaid. The cash inflows were partially offset by $388.5 million of cash paid to redeem Wafra's interest in our investment management business. Other notable cash outflows included acquisition of noncontrolling interest in DataBank and distributions to various noncontrolling interests.
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
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our Liquid Strategies, measured at fair value. At June 30, 2023, our Liquid Strategies make up 4% of our $29 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
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
Foreign Currency Risk
As of June 30, 2023, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our recently acquired InfraBridge advisor subsidiary which receives fee income predominantly in U.S. dollars but incur operating costs in Pound Sterling ("GBP").
Our foreign currency denominated investments, which are temporarily warehoused on the balance sheet, are held by our U.S. subsidiaries. Our foreign currency exposure is limited to only one AUD equity investment (cost of investment at AUD 35 million).
Operating segment—For the substantial majority of subsidiaries in Canada that operate hyperscale data centers, the U.S. dollar is largely used as the transactional currency, in which case, there is generally very limited foreign currency exposure. Foreign subsidiaries that operate one colocation data center in the U.K. and five in France do not transact in U.S. dollars, but they make up only a small percentage of the overall Operating segment, which in turn is substantially owned by third party investors. Additionally, the French portfolio is currently held for disposition. Overall, our exposure to foreign currency risk from the operations of foreign subsidiaries in the Operating segment is limited.
Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Corporate debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amounts as of June 30, 2023.
Investment-level debt—Investment level financing, which totals $5.1 billion, consists primarily of fixed rate securitized notes and loans issued by subsidiaries in the Operating segment, Vantage SDC and DataBank. Of this amount, $0.5 billion or 10% is composed of variable rate debt at June 30, 2023. Investment level variable rate debt is indexed primarily to Term SOFR. As subsidiaries in the Operating segment are substantially owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Based upon the outstanding principal on investment level variable rate debt at June 30, 2023, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by $5.2 million on a consolidated basis or $0.6 million after attribution to noncontrolling interests.
Equity Price Risk
At June 30, 2023, we had $97 million of long positions and $46 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital, which represent noncontrolling interests.

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2023, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
Pursuant to a stock repurchase program authorized by our board of directors and announced in July 2022, the Company may repurchase up to $200 million of its outstanding shares of class A common stock and/or preferred stock through various methods, including open market repurchases, negotiated block transactions, accelerated share repurchases, open market solicitations and Rule 10b5-1 plans. The stock repurchase program expired in June 2023.
The following table presents information related to purchases of the Company's Series H, I and J preferred stock during the quarter ended June 30, 2023:

Period	Total Number of Preferred Shares Purchased	Weighted Average Price Paid Per Preferred Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program ($ in thousands)
April 1 through April 30, 2023	232,485	$20.20	232,485	$87,683
May 1 through May 31, 2023	—	—	—	87,683
June 1 through June 30, 2023	—	—	—	—
Total (1)	232,485	$20.20	232,485	$—
_______
(1)    Represent stock purchases pursuant to the repurchase program described above that expired in June 2023.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the second quarter of 2023, in satisfaction of redemption request by a former employee OP Unit holder, 253,084 shares of our class A common stock were issued to the former employee.
Such shares of class A common stock, as described above, were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amended and Restated Bylaws
On August 1, 2023, the Company’s Board of Directors (the “Board”) amended and restated the Company’s Amended and Restated Bylaws (as restated, the “Amended and Restated Bylaws”), effective immediately, to (i) expressly provide for the ability of stockholders to participate in meetings of stockholders by electronic transmission; (ii) require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, (iii) implement and update the procedure and information requirements for the nominations of persons for election to the Board, including to address matters relating to the new universal proxy rules set forth in Rule 14a-19 under the Securities Exchange Act of 1934, as amended, as well as clarifying the ability to disregarded a nomination or proposal which does not meet such requirements; and (iv) make certain other administrative, clarifying, conforming and/or immaterial changes throughout.
The foregoing description of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto in unmarked form, and as Exhibit 3.3 hereto in redline form marking the amendments described above, and are incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.

Exhibit Number	Description

3.1*	Restated Charter of DigitalBridge Group, Inc.
3.2*	Amended and Restated Bylaws of DigitalBridge Group, Inc., effective August 1, 2023
3.3*	Amended and Restated Bylaws of DigitalBridge Group, Inc., effective August 1, 2023 (redline)
10.1*†	Description of Early Bonus Payment for Chief Executive Officer
10.2*†	First Amendment to the Amended and Restated Employment Agreement by and between DigitalBridge Group, Inc. and Ronald M. Sanders, dated as of April 24, 2023
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: August 4, 2023

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Sonia Kim
Sonia Kim
Chief Accounting Officer (Principal Accounting Officer)