Form 10-Q
period 2023-09-30
DigitalBridge Group, Inc.
filed 2023-11-03
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, 163,244,425 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$434,044	$918,254
Restricted cash	104,626	118,485
Investments ($276,457 and $426,032 at fair value)	1,879,981	1,242,001
Real estate	3,050,577	5,921,298
Goodwill	466,092	761,368
Deferred leasing costs and intangible assets	697,754	1,092,167
Other assets ($0 and $11,793 at fair value)	165,340	654,050
Due from affiliates	69,695	45,360
Assets held for disposition	3,982	275,520
Total assets	$6,872,091	$11,028,503
Liabilities
Corporate debt	$371,121	$568,912
Non-recourse investment-level debt	2,786,052	4,587,228
Intangible liabilities	20,833	29,824
Other liabilities ($131,435 and $183,628 at fair value)	668,572	1,272,096
Liabilities related to assets held for disposition	175	380
Total liabilities	3,846,753	6,458,440
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	27,178	100,574
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 and $827,779 liquidation preference; 250,000 shares authorized; 32,876 and 33,111 shares issued and outstanding	794,670	800,355
Common stock, $0.01 and $0.04 par value per share
Class A, 237,250 shares authorized; 163,264 and 159,763 shares issued and outstanding	1,632	6,390
Class B, 250 shares authorized; 166 shares issued and outstanding	2	7
Additional paid-in capital	7,835,826	7,818,068
Accumulated deficit	(6,941,470)	(6,962,613)
Accumulated other comprehensive income (loss)	113	(1,509)
Total stockholders’ equity	1,690,773	1,660,698
Noncontrolling interests in investment entities	1,241,556	2,743,896
Noncontrolling interests in Operating Company	65,831	64,895
Total equity	2,998,160	4,469,489
Total liabilities, redeemable noncontrolling interests and equity	$6,872,091	$11,028,503

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$62,212	$39,563	$59,982	$65,975	$311,850	$812,716
Restricted cash	4,116	2,298	98,701	114,442	1,809	1,745
Investments (Note 4)	568,892	395,327	—	4,638	1,311,089	842,036
Real estate (Note 5)	—	—	3,050,577	5,921,298	—	—
Goodwill (Note 6)	466,092	298,248	—	463,120	—	—
Deferred leasing costs and intangible assets (Note 6)	110,287	85,172	586,987	1,006,469	480	526
Other assets (Note 7)	29,771	13,356	89,234	573,229	46,335	67,465
Due from affiliates (Note 16)	67,424	41,458	—	—	2,271	3,902
	$1,308,794	$875,422	$3,885,481	$8,149,171	$1,673,834	$1,728,390

Liabilities
Corporate debt (Note 8)	$199,745	$198,677	$70,499	$70,120	$100,877	$300,115
Non-recourse investment-level debt (Note 8)	—	—	2,781,637	4,586,765	4,415	463
Intangible liabilities (Note 6)	—	—	20,833	29,824	—	—
Other liabilities (Note 7)	369,772	342,696	118,977	725,236	179,823	204,164
	$569,517	$541,373	$2,991,946	$5,411,945	$285,115	$504,742

Redeemable noncontrolling interests (Note 10)	$909	$680	$—	$—	$26,269	$99,894

Noncontrolling interests in investment entities (1)	228,838	136,668	837,793	2,463,559	173,838	113,390
__________
(1)    Excludes amounts related to assets held for disposition in connection with discontinued operations.

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Fee income ($63,496, $40,350, $183,112 and $125,757 from affiliates)	$65,240	$41,263	$190,108	$128,418
Carried interest allocation	168,891	121,698	193,389	201,398
Principal investment income	17,943	11,531	51,914	34,429
Property operating income	214,058	244,336	679,738	681,098
Other income ($1,210, $995, $3,839 and $5,693 from affiliates)	10,948	11,024	37,024	33,975
Total revenues	477,080	429,852	1,152,173	1,079,318
Expenses
Property operating expense	94,481	105,987	289,838	287,280
Interest expense	49,894	53,032	173,112	143,450
Investment expense	5,728	9,510	16,732	26,262
Transaction-related costs	896	3,879	10,536	6,800
Placement fees	15	—	3,668	—
Depreciation and amortization	128,000	145,594	419,136	429,513
Compensation expense—cash and equity-based	74,714	65,544	232,356	183,878
Compensation expense—incentive fee and carried interest allocation	72,865	80,831	72,110	109,548
Administrative expenses	24,077	29,909	76,346	84,147
Total expenses	450,670	494,286	1,293,834	1,270,878
Other gain (loss), net	254,827	25,908	100,545	(170,229)
Income (loss) from continuing operations before income taxes	281,237	(38,526)	(41,116)	(361,789)
Income tax benefit (expense)	143	7,841	(4,168)	17,772
Income (loss) from continuing operations	281,380	(30,685)	(45,284)	(344,017)
Income (loss) from discontinued operations	(2,603)	(90,302)	(20,799)	(188,735)
Net income (loss)	278,777	(120,987)	(66,083)	(532,752)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	132	(6,442)	4,634	(31,989)
Investment entities	(17,746)	(60,623)	(142,241)	(152,770)
Operating Company	19,918	(4,834)	1,511	(30,786)
Net income (loss) attributable to DigitalBridge Group, Inc.	276,473	(49,088)	70,013	(317,207)
Preferred stock dividends	14,645	15,283	43,996	46,801
Preferred stock repurchases	—	(1,098)	(927)	(1,098)
Net income (loss) attributable to common stockholders	$261,828	$(63,273)	$26,944	$(362,910)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$1.61	$0.07	$0.29	$(1.33)
Net income (loss) attributable to common stockholders per common share—basic	$1.60	$(0.39)	$0.17	$(2.37)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$1.49	$0.07	$0.28	$(1.33)
Net income (loss) attributable to common stockholders per common share—diluted	$1.48	$(0.39)	$0.16	$(2.37)
Weighted average number of shares
Basic	160,564	162,398	159,600	153,028
Diluted	173,862	162,398	164,020	153,028
Dividends declared per common share	$0.01	$0.01	$0.03	$0.01
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Revenues
Fee income (Note 14)	$66,058	$42,039	$—	$—	$(818)	$(776)
Carried interest allocation	168,891	121,698	—	—	—	—
Principal investment income	1,451	1,016	—	—	16,492	10,515
Property operating income (Note 5)	—	—	214,058	225,323	—	19,013
Other income	1,255	1,914	319	64	9,374	9,046
Total revenues	237,655	166,667	214,377	225,387	25,048	37,798
Expenses
Property operating expense	—	—	94,481	100,051	—	5,936
Interest expense	2,651	2,953	45,305	40,770	1,938	9,309
Investment expense	409	1,711	5,084	5,288	235	2,511
Transaction-related costs	881	1,282	—	—	15	2,597
Placement fees	15	—	—	—	—	—
Depreciation and amortization	9,003	5,369	118,681	130,663	316	9,562
Compensation expense—cash and equity-based	39,760	22,566	21,598	30,574	13,356	12,404
Compensation expense—incentive fee and carried interest allocation	72,865	80,831	—	—	—	—
Administrative expenses	9,410	4,517	7,525	7,400	7,142	17,992
Total expenses	134,994	119,229	292,674	314,746	23,002	60,311
Other gain (loss), net	(2,662)	(110)	(1,612)	(4,418)	259,101	30,436
Income (loss) from continuing operations before income taxes	99,999	47,328	(79,909)	(93,777)	261,147	7,923
Income tax benefit (expense)	15	(1,263)	202	5	(74)	9,099
Income (loss) from continuing operations	100,014	46,065	(79,707)	(93,772)	261,073	17,022
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	—	25	—	—	132	(6,467)
Investment entities	43,666	19,888	(68,743)	(76,706)	7,386	6,422
Operating Company	3,957	1,919	(773)	(1,185)	16,913	158
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$52,391	$24,233	$(10,191)	$(15,881)	$236,642	$16,909

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Supplemental Schedule to Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Investment Management		Operating		Corporate and Other
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Revenues
Fee income (Note 14)	$192,787	$130,789	$—	$—	$(2,679)	$(2,371)
Carried interest allocation	193,389	201,398	—	—	—	—
Principal investment income	3,373	2,049	—	—	48,541	32,380
Property operating income (Note 5)	—	—	679,738	655,480	—	25,618
Other income	4,028	4,172	1,362	116	31,634	29,687
Total revenues	393,577	338,408	681,100	655,596	77,496	85,314
Expenses
Property operating expense	—	—	289,838	278,798	—	8,482
Interest expense	7,883	8,240	156,574	114,187	8,655	21,023
Investment expense	1,136	3,110	15,245	18,791	351	4,361
Transaction-related costs	6,686	3,180	—	—	3,850	3,620
Placement fees	3,668	—	—	—	—	—
Depreciation and amortization	26,451	16,020	391,589	399,371	1,096	14,122
Compensation expense—cash and equity-based	113,740	70,604	75,212	70,759	43,404	42,515
Compensation expense—incentive fee and carried interest allocation	72,110	109,548	—	—	—	—
Administrative expenses	23,770	13,557	23,606	23,209	28,970	47,381
Total expenses	255,444	224,259	952,064	905,115	86,326	141,504
Other gain (loss), net	(3,188)	(3,589)	501	(3,996)	103,232	(162,644)
Income (loss) from continuing operations before income taxes	134,945	110,560	(270,463)	(253,515)	94,402	(218,834)
Income tax benefit (expense)	(2,558)	(5,643)	(241)	174	(1,369)	23,241
Income (loss) from continuing operations	132,387	104,917	(270,704)	(253,341)	93,033	(195,593)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	229	(3,194)	—	—	4,405	(28,795)
Investment entities	77,842	67,168	(236,724)	(206,316)	16,204	2,394
Operating Company	3,814	3,043	(2,491)	(3,513)	1,727	(17,166)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$50,502	$37,900	$(31,489)	$(43,512)	$70,697	$(152,026)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$278,777	$(120,987)	$(66,083)	$(532,752)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	(1,647)	318	(4,333)
Available-for-sale debt securities	—	—	—	(6,373)
Foreign currency translation	(2,046)	(34,809)	866	(97,090)
Net investment hedges	—	10,932	—	17,916
Other comprehensive income (loss)	(2,046)	(25,524)	1,184	(89,880)
Comprehensive income (loss)	276,731	(146,511)	(64,899)	(622,632)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	132	(6,442)	4,634	(31,989)
Investment entities	(17,725)	(80,210)	(141,825)	(192,140)
Operating Company	19,825	(5,259)	1,638	(34,733)
Comprehensive income (loss) attributable to stockholders	$274,499	$(54,600)	$70,654	$(363,770)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net income (loss)	—	—	—	(246,557)	—	(246,557)	(63,045)	(22,862)	(332,464)
Other comprehensive income (loss)	—	—	—	—	(29,705)	(29,705)	(12,011)	(2,596)	(44,312)
Exchange of notes for common stock (Note 8)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(690,000)	—	—	(690,000)	—	—	(690,000)
Deconsolidation of investment entities	—	—	—	—	—	—	(176,856)	—	(176,856)
Redemption of OP Units for class A common stock	—	—	2	—	—	2	—	(2)	—
Equity-based compensation	—	50	14,286	—	—	14,336	2,734	1,555	18,625
Shares canceled for tax withholdings on vested equity awards	—	(17)	(11,393)	—	—	(11,410)	—	—	(11,410)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	343,006	—	343,006
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,018)	—	(26,018)
Preferred stock dividends	—	—	—	(15,760)	—	(15,760)	—	—	(15,760)
Reallocation of equity (Notes 2 and 10)	—	—	45,099	—	75	45,174	—	(45,174)	—
Balance at March 31, 2022	854,232	$5,981	$7,356,363	$(6,838,497)	$12,753	$1,390,832	$2,688,907	$43,204	$4,122,943
Net income (loss)	—	—	—	(21,562)	—	(21,562)	(29,102)	(3,090)	(53,754)
Other comprehensive income (loss)	—	—	—	—	(11,346)	(11,346)	(7,772)	(926)	(20,044)
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 10)	—	—	(35,026)	—	—	(35,026)	—	—	(35,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 10)	—	—	—	—	—	—	4,087	—	4,087
Deconsolidation of investment entities	—	—	—	—	—	—	11,047	—	11,047
Redemption of OP Units for class A common stock	—	4	335	—	—	339	—	(339)	—
Equity-based compensation	—	9	7,508	—	—	7,517	1,061	591	9,169
Shares canceled for tax withholdings on vested equity awards	—	(7)	(5,060)	—	—	(5,067)	—	—	(5,067)
Contributions from noncontrolling interests	—	—	—	—	—	—	215,790	—	215,790
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,490)	—	(13,490)
Preferred stock dividends	—	—	—	(15,758)	—	(15,758)	—	—	(15,758)
Reallocation of equity (Notes 2 and 10)	—	—	(18,313)	—	48	(18,265)	—	18,265	—
Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2022	$854,232	$6,564	$7,646,852	$(6,875,817)	$1,455	$1,633,286	$2,870,528	$57,705	$4,561,519
Net loss	—	—	—	(49,088)	—	(49,088)	(60,623)	(4,834)	(114,545)
Other comprehensive loss	—	—	—	—	(5,512)	(5,512)	(19,587)	(425)	(25,524)
Stock repurchases (Note 9)	(53,877)	(38)	(12,476)	—	—	(66,391)	—	—	(66,391)
DataBank recapitalization (Note 10)	—	—	170,770	—	—	170,770	(170,770)	—	—
Equity-based compensation	—	2	9,867	—	—	9,869	8,861	311	19,041
Shares canceled for tax withholdings on vested equity awards	—	(2)	(1,533)	—	—	(1,535)	—	—	(1,535)
Cost of DataBank recapitalization	—	—	(8,749)	—	—	(8,749)	(21,247)	—	(29,996)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,502,454	—	1,502,454
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,219,454)	(127)	(1,219,581)
Preferred stock dividends	—	—	—	(15,117)	—	(15,117)	—	—	(15,117)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,636)	—	(1,636)	—	—	(1,636)
Reallocation of equity (Notes 2 and 10)	—	—	(11,239)	—	1	(11,238)	—	11,238	—
Balance at September 30, 2022	$800,355	$6,526	$7,793,492	$(6,941,658)	$(4,056)	$1,654,659	$2,890,162	$63,868	$4,608,689

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	(197,797)	—	(197,797)	(84,828)	(16,662)	(299,287)
Other comprehensive income (loss)	—	—	—	—	33	33	35	19	87
Preferred stock repurchases (Note 9)	(52)	—	—	—	—	(52)	—	—	(52)
Equity-based compensation	—	99	10,930	—	—	11,029	5,542	41	16,612
Shares canceled for tax withholdings on vested equity awards	—	(16)	(4,847)	—	—	(4,863)	—	—	(4,863)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,684	—	29,684
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,436)	(126)	(43,562)
Preferred stock dividends	—	—	—	(14,676)	—	(14,676)	—	—	(14,676)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,620)	—	(1,620)	—	—	(1,620)
Reallocation of equity (Notes 2 and 10)	—	—	(429)	—	(2)	(431)	—	431	—
Balance at March 31, 2023	$800,303	$6,480	$7,823,722	$(7,176,706)	$(1,478)	$1,452,321	$2,650,893	$48,598	$4,151,812
Net income (loss)	—	—	—	(8,663)	—	(8,663)	(39,667)	(1,745)	(50,075)
Other comprehensive income (loss)	—	—	—	—	2,582	2,582	360	201	3,143
Change in common stock par value (Note 9)	—	(4,862)	4,862	—	—	—	—	—	—
Preferred stock repurchases (Note 9)	(5,633)	—	927	—	—	(4,706)	—	—	(4,706)
Redemption of OP Units for class A common stock	—	3	981	—	—	984	—	(984)	—
Equity-based compensation	—	11	21,681	—	—	21,692	4,232	41	25,965
Shares canceled for tax withholdings on vested equity awards	—	(6)	(5,348)	—	—	(5,354)	—	—	(5,354)
Contributions from noncontrolling interests	—	—	—	—	—	—	38,240	—	38,240
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,608)	(124)	(13,732)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,622)	—	(1,622)	—	—	(1,622)
Reallocation of equity (Notes 2 and 10)	—	—	(385)	—	18	(367)	(844)	1,211	—
Balance at June 30, 2023	$794,670	$1,626	$7,846,440	$(7,201,651)	$1,122	$1,442,207	$2,639,606	$47,198	$4,129,011

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2023	$794,670	$1,626	$7,846,440	$(7,201,651)	$1,122	$1,442,207	$2,639,606	$47,198	$4,129,011
Net income (loss)	—	—	—	276,473	—	276,473	(17,746)	19,918	278,645
Other comprehensive income (loss)	—	—	—	—	(1,974)	(1,974)	21	(93)	(2,046)
DataBank recapitalization (Note 10)	—	—	(14,791)	—	—	(14,791)	33,001	—	18,210
DataBank deconsolidation (Note 10)	—	—	—	—	965	965	(1,427,435)	—	(1,426,470)
Equity-based compensation	—	12	11,023	—	—	11,035	3,934	41	15,010
Shares canceled for tax withholdings on vested equity awards	—	(4)	(7,955)	—	—	(7,959)	—	—	(7,959)
Contributions from noncontrolling interests	—	—	—	—	—	—	26,907	—	26,907
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,732)	(124)	(16,856)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,632)	—	(1,632)	—	—	(1,632)
Reallocation of equity (Notes 2 and 10)	—	—	1,109	—	—	1,109	—	(1,109)	—
Balance at September 30, 2023	$794,670	$1,634	$7,835,826	$(6,941,470)	$113	$1,690,773	$1,241,556	$65,831	$2,998,160

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(66,083)	$(532,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Paid-in-kind interest added to loan principal	(544)	(4,887)
Straight-line rent income	(6,020)	(18,417)
Amortization of above- and below-market lease values, net	1,216	(58)
Amortization of deferred financing costs and debt discount and premium, net	19,755	102,943
Unrealized carried interest allocation	(165,462)	(105,500)
Unrealized principal investment income	(51,914)	(34,429)
Other equity method (earnings) losses	13,283	37,502
Distributions of income from equity method investments	3,727	1,105
Impairment of real estate and intangible assets	—	35,985
Depreciation and amortization	419,136	431,852
Equity-based compensation	57,587	47,119
Deferred income tax (benefit) expense	(868)	(14,794)
Loss on debt extinguishment	—	133,173
Other gain (loss), net	(102,941)	29,287
Other adjustments, net	660	(494)
(Increase) decrease in other assets and due from affiliates	3,224	9,579
Increase (decrease) in accrued and other liabilities and due to affiliates	67,324	77,559
Net cash provided by (used in) operating activities	192,080	194,773
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(470,183)	(445,039)
Return of capital from equity method investments	65,763	58,560
Proceeds from sale of equity investments	636,687	483,833
Acquisition of loans receivable and debt securities	—	(164,815)
Proceeds from paydown and maturity of debt securities	—	566
Net disbursements on originated loans	—	(215,918)
Repayments of loans receivable	6,804	23,956
Proceeds from sales of loans receivable and debt securities	—	360,773
Acquisition of and additions to real estate, related intangibles and leasing commissions	(613,109)	(1,952,718)
Proceeds from sales of real estate investment holding entities	—	96,660
Cash and restricted cash assumed by buyer in sales of real estate investment holding entities	—	(189,453)
Investment deposits	(2,208)	1,051
Net receipt (payment) on settlement of derivatives	3,401	13,952
Acquisition of InfraBridge, net of cash acquired (Note 3)	(314,266)	—
Cash and restricted cash derecognized in DataBank deconsolidation	(102,448)	—
Proceeds from DataBank recapitalization, net of carried interest distribution	21,487	—
Other investing activities, net	—	(769)
Net cash provided by (used in) investing activities	(768,072)	(1,929,361)

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(44,101)	$(47,629)
Dividends paid to common stockholders	(4,838)	—
Repurchases of common stock	—	(8,008)
Borrowings on corporate debt	—	290,000
Repayments of corporate debt, including senior notes	(200,000)	(304,237)
Borrowings from investment level debt	1,722,443	724,582
Repayments of investment level debt	(1,194,542)	(179,510)
Payment of deferred financing costs and prepayment penalties on investment level debt	(38,029)	(18,707)
Contributions from noncontrolling interests	95,131	2,072,900
Distributions to and redemptions of noncontrolling interests	(144,534)	(1,684,752)
Payment of contingent consideration to Wafra	(90,000)	—
Repurchases of preferred stock	(4,758)	(52,779)
Shares canceled for tax withholdings on vested equity awards	(18,176)	(18,012)
Acquisition of noncontrolling interest	—	(32,076)
Net cash provided by (used in) financing activities	78,596	741,772
Effect of exchange rates on cash, cash equivalents and restricted cash	(673)	(3,039)
Net increase (decrease) in cash, cash equivalents and restricted cash	(498,069)	(995,855)
Cash, cash equivalents and restricted cash—beginning of period	1,036,739	1,766,245
Cash, cash equivalents and restricted cash—end of period	$538,670	$770,390
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2023	2022
Beginning of the period
Cash and cash equivalents	$918,254	$1,602,102
Restricted cash	118,485	99,121
Restricted cash included in assets held for disposition	—	65,022
Total cash, cash equivalents and restricted cash, beginning of period	$1,036,739	$1,766,245

End of the period
Cash and cash equivalents	$434,044	$636,366
Restricted cash	104,626	134,024
Total cash, cash equivalents and restricted cash, end of period	$538,670	$770,390

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
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
In September 2023, the Company completed a recapitalization of its portfolio company, DataBank, an edge colocation data center business. As a result of an additional sell down of the Company's ownership interest in DataBank in the final closing of the recapitalization, the Company was determined to no longer hold a controlling financial interest in DataBank and deconsolidated DataBank upon completion of the recapitalization on September 14, 2023 (Note 10).
Organization
The Company operates as a taxable C Corporation commencing with the taxable year ended December 31, 2022, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts for U.S. federal income tax purposes. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2023, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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

The disaggregated presentation in the supplemental schedules enhances transparency and provides meaningful information to investors in understanding the Company's consolidated financial statements, specifically:
•Segregation of the Investment Management segment allows for more clarity and visibility into the financial performance and financial position of the Company's core business; and
•The Operating segment represents the consolidation of data center portfolio companies for which the Company has direct co-investments. This is represented by the consolidation of two portfolio companies up to mid-September 2023, after which the DataBank portfolio company was deconsolidated. The Company's direct co-investment in the remaining portfolio company was 13% at September 30, 2023 and December 31, 2022, while its ownership in DataBank was 11% at December 31, 2022 and through the final close of the recapitalization in mid-September 2023, thereafter the Company's remaining 9.87% interest in DataBank is presented within Corporate and Other (Note 10). Although the Operating segment makes up a majority of the balances and activities on a consolidated basis, DBRG's exposure and entitlement are limited to its ownership interest in the portfolio companies in the Operating segment. The liabilities of the Operating segment are obligations of the portfolio companies of the Operating segment and may only be settled using assets of the portfolio companies.
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
Prior to full redemption in May 2022, there was also redeemable noncontrolling interests in the Company's investment management business, as discussed further in Note 10.
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
•Investment Management —This segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. The amount of incentive fees and carried interest recognized, a portion of which is allocated to employees and former employees, may be highly variable from period to period. Earnings from the Investment Management segment were attributed 31.5% to affiliates of Wafra, Inc. (collectively, "Wafra"), a private investment firm, prior to the Company's redemption of Wafra's interest in the investment management business at the end of May 2022 (Note 10).
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure portfolio companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company owned interests in two portfolio companies: Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at September 30, 2023 and December 31, 2022), and DataBank, an edge colocation data center business (DBRG ownership of 11% at December 31, 2022 and through the final close of the recapitalization and deconsolidation in mid-September 2023; thereafter, the Company's remaining 9.87% interest in DataBank is presented within Corporate and Other) (Note 10). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests funded through third party capital.
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed of the Company's equity interests in: (i) sponsored investment vehicles, primarily the DigitalBridge Partners ("DBP") flagship funds, InfraBridge funds and funds invested in DataBank, and seed investments in liquid securities and other potential new strategies; and (ii) remaining non-digital investments. Outside of its general partner interests, which are presented in the Investment Management segment, the Company's other equity interests in its sponsored and/or managed investment vehicles as general partner affiliate are considered to be incidental to its investment management business. The primary economics to the Company are represented by fee income and carried interest allocation as general partner and/or manager, rather than economics from its equity interest in the investment vehicles as a general partner affiliate or limited partner equivalent. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are warehoused on the Company's balance sheet potentially until such time that sufficient third party capital has been raised from sponsored funds. Remaining non-digital investments are composed of a marketable equity security, and equity interest in a non-traded REIT that is not available for immediate sale (Note 11). These other investment activities generate largely principal investment income from sponsored funds, and to a lesser extent, revenues in the form of dividend income from consolidated investment vehicles and non-digital investments.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for corporate use, compensation expense not directly attributable to the Investment Management segment, corporate level administrative and overhead costs, and adjustments to eliminate intercompany fees. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic attribution, have been attributed to the Investment Management segment.
For all periods presented prior to its deconsolidation on September 14, 2023 (Note 10), the consolidated results of operations of DataBank was included in the Operating segment as it represented the activities of a consolidated portfolio company that directly holds and operates digital infrastructure assets. The Operating segment continues to be a separate reporting segment that reflects the results of operations of Vantage SDC, the Company's remaining consolidated portfolio company. Subsequent to deconsolidation, the Company's retained interest in DataBank that is held through a sponsored investment vehicle is treated as an equity method investment for which the Company accounts only for its share of changes in the fair value of DataBank, and is presented in Corporate and Other, consistent with the treatment and presentation of the Company's interests as general partner affiliate in its other sponsored investment vehicles. Accordingly, the change in segment presentation as a result of deconsolidating DataBank does not represent a change in reporting segments and as a result, there is no change to prior period segment presentation as it relates to the Company's interest in DataBank.
The results of operations of the Company's reportable segments are presented in the supplemental schedules to the consolidated statements of operations and reconciled to the consolidated statements of operations as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Income (Loss) attributable to DigitalBridge Group, Inc.
Continuing operations	$52,391	$(10,191)	$236,642	$278,842	$24,233	$(15,881)	$16,909	$25,261
Discontinued operations				(2,369)				(74,349)
Net income (loss) attributable to DigitalBridge Group, Inc.				$276,473				$(49,088)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Income (Loss) attributable to DigitalBridge Group, Inc.
Continuing operations	$50,502	$(31,489)	$70,697	$89,710	$37,900	$(43,512)	$(152,026)	$(157,638)
Discontinued operations				(19,697)				(159,569)
Net income (loss) attributable to DigitalBridge Group, Inc.				$70,013				$(317,207)
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
Loss from discontinued operations is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues	$1,770	$6,375	$5,608	$88,658
Expenses	(4,325)	(7,601)	(12,684)	(245,236)
Other gain (loss)	(84)	(80,544)	(13,770)	(29,733)
Income tax benefit (expense)	36	(8,532)	47	(2,424)
Income (Loss) from discontinued operations	(2,603)	(90,302)	(20,799)	(188,735)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(55)	(10,227)	437	(16,016)
Operating Company	(179)	(5,726)	(1,539)	(13,150)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(2,369)	$(74,349)	$(19,697)	$(159,569)
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
At September 30, 2023 and December 31, 2022, all assets and related liabilities held for disposition relate to discontinued operations. Assets held for disposition of $4.0 million at September 30, 2023 consisted of equity investments excluded from the December 2021 bulk sale of the Company's non-digital investments. Additionally, at December 31, 2022, assets held for disposition of $275.5 million also included shares in BRSP of $218.0 million that were sold in March 2023 and an equity method investment carried under the fair value option of $44.5 million prior to a sale of its underlying assets and a return of capital to the Company in January 2023.
Reclassifications
Reclassifications have been made in connection with discontinued operations, as discussed in "—Discontinued Operations." Additionally, the Company determined that principal investment income from its equity interest as general partner and general partner affiliate in its sponsored investment vehicles, and its entitlement to carried interest allocation, represent a core component of returns in its investment management business. Accordingly, beginning in 2023, principal investment income and carried interest allocation are presented within total revenues on the consolidated statements of operations. Prior periods have been reclassified to conform to current presentation.
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

The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed. The initial cash consideration was determined, in part, based upon estimated net working capital of the acquired entities at closing. The purchase price allocation is provisional and will be finalized through the one year measurement period. In the second and third quarters of 2023, certain adjustments were identified that affected the provisional accounting, as presented below. These were adjustments to net working capital and to the value of acquired interest in an InfraBridge fund based upon a revised net asset value ("NAV") of the fund, applying new information about facts and circumstances that existed at the time of acquisition.

(In thousands)	As Reported At March 30, 2023	Measurement Period Adjustments	As Revised At September 30, 2023
Consideration
Cash	$364,338	$1,102	$365,440
Estimated fair value of contingent consideration	10,874	—	10,874
	$375,212		$376,314
Assets acquired and liabilities assumed
Cash	51,174	—	51,174
Principal investments	130,810	(18,500)	112,310
Intangible assets	50,800	—	50,800
Other assets	27,682	8,517	36,199
Deferred tax liabilities	(10,198)	—	(10,198)
Other liabilities	(21,625)	(10,190)	(31,815)
Fair value of net assets acquired	228,643		208,470
Goodwill	146,569	21,275	167,844
	$375,212		$376,314
•Principal investments represent acquired interests in InfraBridge funds, valued at their most recent net asset value ("NAV") at closing.
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

Asset Acquisitions
DataBank
Acquisitions by DataBank, prior to its deconsolidation in September 2023 (Note 10), were as follows:
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
Vantage SDC Hyperscale Data Centers
In connection with the Company's acquisition of Vantage SDC in July 2020 and an additional data center in September 2021, the Company and its co-investors committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the previous owners of Vantage SDC. As of September 30, 2023, the remaining consideration for the incremental lease-up acquisitions is estimated to be approximately $163 million, of which $122 million is due by September 2024. Most, if not all, of the cost of the expansion capacity has been or is expected to be funded by Vantage SDC from borrowings under its credit facilities, cash from operations and/or potential capital raise. Pursuant to this arrangement, Vantage SDC had one new tenant lease that commenced in 2023, and 15 new tenant leases that commenced in 2022 related to a portion of the expansion capacity for aggregate consideration of $31.6 million and $161.3 million, respectively. All of these payments were made to the previous owners of Vantage SDC and are treated as asset acquisitions.
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

The following table summarizes the allocation of cash consideration to assets acquired, which includes capitalized transaction costs.

	2023		2022
(In thousands)	Acquisition by DataBank (prior to deconsolidation)	Vantage SDC Expansion Capacity	TowerCo	Acquisitions by DataBank	Vantage SDC Expansion Capacity
Purchase price allocation
Real estate	$153,944	$26,578	$363,121	$627,474	$140,140
Intangible assets	1,993	5,070	673,218	77,885	21,162
ROU and other assets	—	—	234,462	3,994	—
Deferred tax liabilities	—	—	(243,223)	—	—
Intangible, lease and other liabilities	(1,334)	—	(236,324)	(2,839)	—
	$154,603	$31,648	$791,254	$706,514	$161,302
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

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	September 30, 2023	December 31, 2022
Investment Management
Equity method investments
Principal investments	$59,668	$51,665
Carried interest allocation	506,736	341,749
	566,404	393,414
Other equity investment	2,488	1,913
Total Investment Management	568,892	395,327

Operating
Debt investments—loan receivable	—	4,638

Corporate and Other
Equity method investments—Principal investments	990,289	358,846
Equity investments of consolidated funds	178,176	185,845
Other equity investments	91,697	113,111
Debt investments
CLO subordinated notes	50,927	50,927
Loan receivable	—	133,307
Total Corporate and Other	1,311,089	842,036

Total Investments	$1,879,981	$1,242,001
Equity Method Investments
Principal Investments
Principal investments totaling $1.05 billion at September 30, 2023 and $410.5 million at December 31, 2022 represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner (presented in the Investment Management segment). The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, DigitalBridge Partners, LP ("DBP I") and DigitalBridge Partners II, LP ("DBP II"), InfraBridge funds and funds invested in DataBank (presented within Corporate and Other).
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which includes unrealized gain (loss) from changes in fair value of the underlying fund investments, is recorded in principal investment income on the consolidated statements of operations.
Carried Interest Allocation
Carried interest allocation represents a disproportionate allocation of returns to the Company, as general partner or special limited partner (which may be paid to the special limited partner entity owned by the Company in place of the general partner entity), based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles. Carried interest allocation generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest allocation recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest allocation is driven primarily by changes in fair value of the underlying investments of the fund, which may be affected by various factors, including but not limited to: the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. For funds that have exceeded the minimum return hurdle but have not returned all capital to the limited partners, unrealized carried interest allocation may be subject to reversal over time as preferred returns continue to accrue on unreturned capital. Realization of carried interest allocation occurs upon disposition of all underlying investments of the fund, or in part with each disposition.

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
Carried Interest Distributed
During the three and nine months ended September 30, 2023, carried interest of $27.9 million and $28.4 million, respectively, were distributed and recognized in carried interest allocations, of which $0.8 million of the distributed carried interest in the nine months ended September 30, 2023 was allocated to current and former employees and to Wafra (Note 10), and recorded as carried interest compensation, other loss, and amounts attributable to noncontrolling interests (Note 16).
During the three and nine months ended September 30, 2022, carried interest of $123.5 million (including $51.2 million that had been previously accrued) was distributed and recognized in carried interest allocations, of which $103.2 million of the distributed carried interest (including $45.9 million that had been previously accrued) was allocated to current and former employees and to Wafra, and recorded as carried interest compensation and amounts attributable to noncontrolling interests.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed to-date as of September 30, 2023 and December 31, 2022.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, carried interest distributed of $180.9 million would be subject to clawback as of September 30, 2023, of which $116.5 million would be the responsibility of the employee and former employee recipients. For this purpose, a portion of the carried interest is generally held back from these recipients at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
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
Other Equity Investments
Other equity investments totaling $94.2 million at September 30, 2023 and $115.0 million at December 31, 2022 include investments warehoused potentially for future sponsored funds, a marketable equity security and equity interest in a non-traded REIT (Note 11) (presented within Corporate and Other), as well as an investment in a managed account (presented in the Investment Management segment). These investments are generally carried at fair value or under the measurement alternative, which is at cost, adjusted for impairment and observable price changes. Dividends or other distributions from these investments are recorded in other income while changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.

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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
At September 30, 2023 and December 31, 2022	$50,927	$—	$—	$—	$50,927
In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes in September 2022 was a reasonable representation of their fair value at September 30, 2023 and December 31, 2022, classified as Level 3 of the fair value hierarchy.
Loans Receivable
At September 30, 2023, there was no outstanding balance on loans receivable. Activities in the loans receivable balance is discussed further in Note 11.
5. Real Estate
In September 2023, the Company deconsolidated DataBank. All real estate related amounts in 2023 below reflect the effect of the deconsolidation.
The following table summarizes the Company's real estate held for investment by subsidiaries in the Operating segment.

(In thousands)	September 30, 2023	December 31, 2022
Land	$117,409	$257,588
Buildings and improvements	923,308	1,573,605
Data center infrastructure	2,450,515	4,427,150
Construction in progress	25,155	395,393
	3,516,387	6,653,736
Less: Accumulated depreciation	(465,810)	(732,438)
Real estate assets, net	$3,050,577	$5,921,298
Real Estate Depreciation
Depreciation of real estate held for investment was $86.2 million and $91.3 million for the three months ended September 30, 2023 and 2022, respectively, and $272.9 million and $257.7 million for the nine months ended September 30, 2023 and 2022.

Property Operating Income
Components of property operating income are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Lease income:
Fixed lease income	$158,905	$195,701	$514,862	$537,213
Variable lease income	37,434	29,453	105,123	86,668
	196,339	225,154	619,985	623,881
Data center service revenue	16,995	18,925	56,993	56,903
Other property operating income	724	257	2,760	314
	$214,058	$244,336	$679,738	$681,098
For both the nine months ended September 30, 2023 and 2022, property operating income from a single customer accounted for approximately 14% of the Company's total revenues from continuing operations, or approximately 5% of the Company's share of total revenues from continuing operations, net of amounts attributable to noncontrolling interests in investment entities.
6. Goodwill, Deferred Leasing Costs and Other Intangibles
Goodwill
The following table presents changes in goodwill by reportable segment.

	Nine Months Ended September 30,
	2023			2022
(In thousands)	Investment Management (1)	Operating	Total	Investment Management (1)	Operating	Total
Beginning balance	$298,248	$463,120	$761,368	$298,248	$463,120	$761,368
Business combination (Note 3)	167,844	—	167,844	—	—	—
Deconsolidation (Note 10)	—	(463,120)	(463,120)	—	—	—
Ending balance	$466,092	$—	$466,092	$298,248	$463,120	$761,368
__________
(1)    Remaining goodwill deductible for income tax purposes was $114.4 million at September 30, 2023 and $122.4 million at December 31, 2022.

Deferred Leasing Costs, Other Intangible Assets and Intangible Liabilities
All 2023 amounts below reflect the effect of the deconsolidation of DataBank in September 2023, where applicable.
Deferred leasing costs and identifiable intangible assets and liabilities are as follows.

	September 30, 2023			December 31, 2022
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
Investment management intangibles (3)	$202,215	$(94,953)	$107,262	$164,189	$(82,432)	$81,757
Deferred leasing costs and lease-related intangible assets (4)	817,983	(230,996)	586,987	1,239,477	(397,975)	841,502
Customer relationships and service contracts (5)	—	—	—	218,154	(62,788)	155,366
Trade names	4,300	(1,799)	2,501	26,400	(15,656)	10,744
Other (6)	1,519	(515)	1,004	6,818	(4,020)	2,798
Total deferred leasing costs and intangible assets	$1,026,017	$(328,263)	$697,754	$1,655,038	$(562,871)	$1,092,167
Intangible Liabilities
Lease intangible liabilities (4)	$26,716	$(5,883)	$20,833	$46,636	$(16,812)	$29,824
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
(5)    In connection with data center services provided in the colocation data center business which was deconsolidated in September 2023.
(6)    Represents primarily the value of an acquired domain name and assembled workforce in an asset acquisition.
Amortization of Intangible Assets and Liabilities
The following table summarizes amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net increase (decrease) to rental income (1)	$383	$(3)	$457	$172

Amortization expense
Investment management intangibles	$8,685	$5,066	$25,496	$15,176
Deferred leasing costs and lease-related intangibles	25,120	34,834	92,488	118,941
Customer relationships and service contracts	3,392	7,754	11,853	18,554
Trade name	911	1,098	3,107	3,294
Other	395	477	1,354	1,431
	$38,503	$49,229	$134,298	$157,396
__________
(1)    Represents the net effect of amortizing above- and below-market leases.
The following table presents the future amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities.

	Year Ending December 31,
(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Net increase (decrease) to rental income	$(447)	$(1,759)	$(1,875)	$(1,301)	$(1,049)	$1,043	$(5,388)
Amortization expense	25,155	90,489	83,319	73,978	64,047	334,545	671,533

7. Restricted Cash, Other Assets and Other Liabilities
All 2023 amounts in the tables below reflect the effect of the deconsolidation of DataBank in September 2023, where applicable.
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company and subsidiaries in the Operating segment.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	September 30, 2023	December 31, 2022
Straight-line rents	$52,470	$42,721
Investment deposits and pending deal costs	310	1,377
Derivative assets	—	11,793
Prepaid taxes and deferred tax assets, net	11,197	8,709
Receivables from resolution of investment	350	14,923
Operating lease right-of-use asset—corporate offices	34,749	23,689
Operating lease right-of-use asset—investment properties	—	305,760
Finance lease right-of-use asset—investment properties	—	120,261
Accounts receivable, net (1)	30,438	66,059
Prepaid expenses	16,361	28,760
Other assets	11,374	15,798
Fixed assets, net (2)	8,091	14,200
Total other assets	$165,340	$654,050
__________
(1)    Includes primarily receivables from tenants in the Operating segment.
(2)    Net of accumulated depreciation of $8.4 million at September 30, 2023 and $17.9 million at December 31, 2022.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	September 30, 2023	December 31, 2022
Deferred investment management fees (1)	$8,918	$6,264
Other deferred income (2)	36,174	55,188
Interest payable—corporate debt	1,181	4,431
Interest payable—investment level debt	3,420	5,624
Common and preferred stock dividends payable	16,418	16,491
Securities sold short—consolidated funds	43,832	40,928
Due to custodians—consolidated funds	9,548	35,458
Current and deferred income tax liability	7,304	98
Contingent consideration payable—InfraBridge (Note 11)	11,203	—
Contingent consideration payable—Wafra (Note 10)	35,000	125,000
Warrants issued to Wafra (Note 10)	41,400	17,700
Operating lease liability—corporate offices	49,954	40,497
Operating lease liability—investment properties	—	282,433
Finance lease liability—investment properties	—	135,624
Accrued compensation	48,756	52,031
Accrued incentive fee and carried interest compensation	242,402	171,086
Accrued real estate and other taxes	6,569	21,580
Payable for Vantage SDC expansion capacity (3)	38,538	56,889
Accounts payable and accrued expenses	45,118	185,900
Due to affiliates (Note 16)	13,055	12,451
Other liabilities	9,782	6,423
Other liabilities	$668,572	$1,272,096
__________
(1)    Deferred investment management fees are expected to be recognized as fee income over a weighted average period of 2.8 years as of September 30, 2023 and 2.9 years as of December 31, 2022. Deferred investment management fees recognized as income of $1.5 million and $0.6 million in the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.1 million in the nine months ended September 30, 2023 and 2022, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
(2)    Represents primarily prepaid rental income and upfront payment received for data center installation services in the Operating segment.
(3)    Represents deferred purchase consideration associated with a Vantage SDC add-on acquisition in 2021 that is to be paid upon future lease-up.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of September 30, 2023 and December 31, 2022, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense in 2023 generally reflects the income tax effect of foreign subsidiaries.
8. Debt
Corporate Debt—This is composed of a securitized financing facility and senior notes issued by DigitalBridge Group, Inc. or the OP and are recourse to the Company, as discussed further below. Corporate debt is presented within Corporate and Other, except that a portion of the securitized financing facility is allocated to the Investment Management and Operating segments consistent with the cash flows that service the debt and the underlying collateral that resides across the Company's various lines of business.

	September 30, 2023				December 31, 2022
(In thousands)	Investment Management	Operating	Corporate and Other	Total	Investment Management	Operating	Corporate and Other	Total
Corporate debt
Securitized financing facility	$199,745	$70,499	$23,499	$293,743	$198,677	$70,120	$23,374	$292,171
Convertible and exchangeable senior notes	—	—	77,378	77,378	—	—	276,741	276,741
	$199,745	$70,499	$100,877	$371,121	$198,677	$70,120	$300,115	$568,912

Investment-level Debt—This represents non-recourse debt, including: (i) investment level financing in the Operating segment, which excludes DataBank following deconsolidation in September 2023; and (ii) debt within consolidated funds and debt on warehoused investments, if any, in Corporate and Other.
The components that make up the carrying value of corporate and investment-level debt are as follows.

	Corporate Debt
(In thousands)	Securitized Financing Facility	Convertible and Exchangeable Senior Notes	Total	Non-Recourse Investment-Level Debt
September 30, 2023
Debt at amortized cost
Principal	$300,000	$78,422	$378,422	$2,806,408
Premium (discount), net	—	(933)	(933)	5,119
Deferred financing costs	(6,257)	(111)	(6,368)	(25,475)
	$293,743	$77,378	$371,121	$2,786,052
December 31, 2022
Debt at amortized cost
Principal	$300,000	$278,422	$578,422	$4,634,235
Premium (discount), net	—	(1,293)	(1,293)	10,713
Deferred financing costs	(7,829)	(388)	(8,217)	(57,720)
	$292,171	$276,741	$568,912	$4,587,228

The following table summarizes certain key terms of corporate and investment-level debt.

	Fixed Rate			Variable Rate			Total
($ in thousands)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)	Outstanding Principal	Weighted Average Interest Rate (Per Annum)(1)	Weighted Average Years Remaining to Maturity(2)
September 30, 2023
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.0	$—	NA	3.0	$300,000	3.93%	3.0
Exchangeable senior notes	78,422	5.75%	1.8	—	NA	NA	78,422	5.75%	1.8
	$378,422			$—			$378,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$2,801,748	2.84%	2.7	$—	NA	NA	$2,801,748	2.84%	2.7
Corporate and Other—Consolidated fund	—	NA	NA	4,660	6.92%	0.9	4,660	6.92%	0.9
	$2,801,748			$4,660			$2,806,408
December 31, 2022
Corporate debt
Recourse
Securitized financing facility(3)	$300,000	3.93%	3.7	$—	NA	3.7	$300,000	3.93%	3.7
Convertible and exchangeable senior notes	278,422	5.21%	0.9	—	NA	NA	278,422	5.21%	0.9
	$578,422			$—			$578,422

Investment-Level Secured Debt
Non-recourse
Operating segment	$3,640,235	2.43%	3.1	$993,500	8.41%	2.6	$4,633,735	3.71%	3.0
Corporate and Other—Consolidated fund	—	NA	NA	500	5.96%	1.6	500	5.96%	1.6
	$3,640,235			$994,000			$4,634,235
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
Corporate Debt—Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, representing senior unsecured obligations of DigitalBridge Group, Inc. or the OP as issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								September 30, 2023	December 31, 2022

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes (2)	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$—	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.75%	9.20	108.6956	8,524	July 21, 2023	78,422	78,422
								$78,422	$278,422
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
Non-Recourse Investment-Level Secured Debt
These are investment level financing that are non-recourse to DBRG and are primarily secured by data center portfolios held by subsidiaries in the Operating segment, which excludes DataBank following deconsolidation in September 2023. At September 30, 2023, the remaining subsidiary in the Operating segment was in compliance with the financial covenants underlying the respective investment-level secured debt.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at September 30, 2023. Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing, or based upon initial maturity dates or extended maturity dates if extension criteria are met at September 30, 2023 for extensions that are at the option of the respective borrower entities.

(In thousands)	Remaining 2023	2024	2025	2026	2027	2028 and thereafter	Total
Corporate debt
Securitized financing facility	$—	$—	$—	$300,000	$—	$—	$300,000
Exchangeable senior notes	—	—	78,422	—	—	—	78,422
	$—	$—	$78,422	$300,000	$—	$—	$378,422

Non-recourse investment-level secured debt
Operating segment	$995	$600,753	$700,000	$530,000	$600,000	$370,000	$2,801,748
Corporate and Other—Consolidated fund	—	4,660	—	—	—	—	4,660
	$995	$605,413	$700,000	$530,000	$600,000	$370,000	$2,806,408

9. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2021	35,340	142,144	166
Stock repurchases	(2,229)	(945)	—
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 10)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,533	—
Shares canceled for tax withholding on vested equity awards	—	(681)	—
Shares outstanding at September 30, 2022	33,111	162,975	166

Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	4,815	—
Shares canceled for tax withholding on vested equity awards	—	(1,567)	—
Shares outstanding at September 30, 2023	32,876	163,264	166
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at September 30, 2023:

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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2021	$2,334	$5,861	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(3,790)	—	(36,281)	24,477	(15,594)
Amounts reclassified from AOCI	(200)	(5,861)	(17,016)	(7,768)	(30,845)
AOCI at September 30, 2022	$(1,656)	$—	$(26,795)	$24,395	$(4,056)

AOCI at December 31, 2022	$(295)	$—	$(1,214)	$—	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	—	1,264	—	1,263
Amounts reclassified from AOCI	296	—	(902)	—	(606)
Deconsolidation of DataBank	—	—	965	—	965
AOCI at September 30, 2023	$—	$—	$113	$—	$113
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2021	$11,057
Other comprehensive income (loss) before reclassifications	(29,551)
Amounts reclassified from AOCI	(9,819)
AOCI at September 30, 2022	$(28,313)

AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	(1,666)
Amounts reclassified from AOCI	2,082
Deconsolidation of DataBank	2,550
AOCI at September 30, 2023	$(49)
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Component of AOCI reclassified into earnings	2023	2022	2023	2022
Relief of basis of AFS debt securities	$—	$—	$—	$5,861
Release of foreign currency cumulative translation adjustments	284	(3,664)	902	17,016
Realized gain on net investment hedges	—	7,768	—	7,768
Deconsolidation of DataBank	(965)		(965)	—
Release of AOCI of equity method investments	—	—	(296)	200

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in the Company's investment management business through its redemption in May 2022 as discussed below, and in open-end funds in the liquid securities strategy consolidated by the Company.

	Nine Months Ended September 30,
(In thousands)	2023	2022
Redeemable noncontrolling interests
Balance at January 1	$100,574	$359,223
Contributions	300	11,650
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(78,330)	(20,119)
Net income (loss)	4,634	(31,989)
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	—	725,026
Redemption of Wafra's interest	—	(862,276)
Reclassification of warrants held by Wafra to liability in May 2022 (Note 7)	—	(81,400)
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	—	(4,087)
Balance at September 30	$27,178	$96,028
Redeemable Noncontrolling Interest in Investment Management
On May 23, 2022, the Company redeemed the 31.5% noncontrolling interest in its investment management business held by Wafra pursuant to a purchase and sale agreement ("PSA") entered into in April 2022.
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
Noncontrolling Interests in Investment Entities
2022 DataBank Additional Investment
In January 2022, a shareholder of DataBank sold its equity interest to the Company and an existing investor, resulting in an additional $32.0 million investment by the Company in DataBank. Following this transaction and additional equity funded by the shareholders of DataBank in connection with its data center acquisition in March 2022 (Note 3), the Company's interest in DataBank increased from 20% to 21.8% (prior to the 2022 and 2023 recapitalizations as discussed below).
2022 DataBank Recapitalization
The Company began a partial recapitalization of DataBank in the second half of 2022 through multiple sales of equity interest to new investors, resulting in net proceeds to the Company of approximately $425.5 million, including its share of carried interest, net of allocation to employees and former employees of $20.1 million (the "2022 Recapitalization"). As a result of the 2022 Recapitalization, the Company's ownership decreased from 21.8% to 11.0% at December 31, 2022.
Upon completion of the 2022 Recapitalization, the Company reconsidered its consolidation assessment and concluded that it remained the primary beneficiary of the VIE through which it holds its interest in DataBank. As the 2022 Recapitalization involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. The difference between the book value of the Company's interest and its ownership based upon the fair value of DataBank resulted in a reallocation from noncontrolling interests in investment entities to additional paid-in capital totaling $230.2 million in the third and fourth quarters of 2022.
The 2022 Recapitalization transaction triggered an accelerated vesting of certain profits interest units that had been issued by DataBank to its employees. As a result of the accelerated vesting, $10.0 million of additional equity based compensation was recorded in the third quarter of 2022 based upon DataBank's original grant date fair value of these awards, of which $7.8 million was attributable to noncontrolling interests in investment entities.
2023 DataBank Recapitalization and Deconsolidation
In September 2023, the Company completed the partial recapitalization of DataBank through additional sales of equity interest to new investors (the "2023 Recapitalization"), resulting in net proceeds to the Company of $49.4 million, including carried interest of $27.9 million. As a result of the 2023 Recapitalization, the Company's ownership interest in DataBank decreased from 11.0% to 9.87%.
Upon completion of the 2023 Recapitalization, the Company reconsidered its consolidation assessment and concluded that it no longer held a controlling financial interest in DataBank and was no longer the primary beneficiary of the VIE through which it holds its interest in DataBank. As a result, the Company derecognized the assets and liabilities of DataBank effective September 14, 2023, and accounts for its remaining investment in DataBank using the equity method. Accordingly, prior to September 14, 2023, the assets and liabilities and operating results of DataBank were included in the Company's consolidated financial statements and presented in the Operating segment, with the portion of DataBank's operating results attributable to third party investors presented as noncontrolling interests in investment entities. Subsequent to September 14, 2023, the Company's consolidated financial statements include only its equity investment and its share of changes in the fair value of DataBank, which are presented in Corporate and Other, consistent with the treatment and presentation of the Company's interests as general partner affiliate in its other sponsored investment vehicles (Note 4).

The deconsolidation of DataBank resulted in the derecognition of the following assets, liabilities and noncontrolling interests in investment entities as of September 14, 2023:

(In thousands)	September 14, 2023
Assets
Cash and cash equivalents	$52,902
Restricted cash	49,546
Real estate	3,234,888
Goodwill	463,120
Deferred leasing costs and intangible assets	322,187
Other assets	461,223
Assets held for disposition	49,696
$4,633,562

Liabilities
Debt	$2,309,596
Intangible liabilities	6,696
Other liabilities	718,211
Liabilities related to assets held for disposition	12,165
$3,046,668

Noncontrolling interests in investment entities	$1,427,435
In connection with the deconsolidation, the Company realized a $3.7 million gain from the sale of its equity interest in the 2023 Recapitalization, and remeasured its remaining 9.87% equity interest in DataBank at a fair value of $434.5 million (Note 4) based upon the pricing of the recapitalization, which resulted in an unrealized gain of $275.0 million. The total gain of $278.7 million was recorded in other gain (loss), net on the Company's consolidated statements of operations, and is presented in Corporate and Other.
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

Marketable Equity Securities
Marketable equity securities with long positions of $84.0 million at September 30, 2023 and $155.9 million at December 31, 2022, included within equity investments of Corporate and Other (Note 4), and short positions of $43.8 million at September 30, 2023 and $40.9 million at December 31, 2022, included in other liabilities (Note 7), consist of publicly traded equity securities held predominantly by sponsored liquid strategy funds consolidated by the Company. The equity securities of the consolidated funds comprise listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. These marketable equity securities are valued based upon listed prices in active markets and classified as Level 1 of the fair value hierarchy.
Equity Investment of Consolidated Fund
A consolidated credit fund has equity interests in pooling entities that hold a portfolio of loans, invested alongside other managed credit funds. The fund's equity interests in the pooling entities had a fair value of $107.0 million at September 30, 2023 and $46.8 million at December 31, 2022, classified as Level 3 of the fair value hierarchy. Fair value of the fund's equity interests in the pooling entities is based upon its share of expected cash flows from the loan assets held by the pooling entities. In estimating fair value of the underlying loans, the pooling entities considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon a comparison to market yields, it was determined that the transacted price or par value of the loans held by the pooling entities approximated their fair value at September 30, 2023 and at December 31, 2022.
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
The Company had no outstanding derivatives at September 30, 2023. At December 31, 2022, fair value of derivative assets was $11.8 million, included in other assets, and there were no derivatives in a liability position. All derivative positions were non-designated hedges. At December 31, 2022, derivative notional amounts aggregated to the equivalent of $321.1 million for foreign exchange contracts, and there were no outstanding interest rate contracts.
Realized and unrealized gains and losses on derivative instruments are recorded in other gain (loss) on the consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Foreign currency contracts:
Realized gain transferred from AOCI to earnings	$—	$8,367	$—	$8,367
Realized and unrealized gain in earnings on non-designated contracts (1)	—	(8,689)	4,053	(3,619)
Interest rate contracts:
Realized and unrealized gain in earnings on non-designated contracts	—	10,258	—	11,284
__________
(1)    Include amount related to foreign currency contract entered into on behalf of a sponsored fund, which had no net impact to the Company's earnings, (Note 16).
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
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in other gain (loss) on the consolidated statements of operations. The warrants were valued at $41.4 million at September 30, 2023 and $17.7 million at December 31, 2022 using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 37.2% (40.8% at December 31, 2022); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.85% per annum (4.16% per annum at December 31, 2022), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants. Fair value of the warrant liability, classified as Level 3 fair value, increased $23.7 million during the nine months ended September 30, 2023.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets for InfraBridge's new global infrastructure funds are met. In measuring the contingent consideration, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.9% to derive a present value amount. The contingent consideration of $11.2 million at September 30, 2023 is classified as Level 3 of the fair value hierarchy, with increase in fair value of $0.3 million during the nine months ended September 30, 2023 recorded in other gain (loss).
Fair Value Option
Loans Receivable
At September 30, 2023, there was no outstanding balance on loans receivable, which had been carried at fair value under the fair value option. Previously, loans receivable consisted of two unsecured promissory notes, one in connection with the 2022 sale of the Company's Wellness Infrastructure business (Note 2) and one held by DataBank, presented within Corporate and Other and in the Operating segment, respectively. Both loans receivable had bullet repayment of principal and accrued paid-in-kind ("PIK") interest. Fair value of loans receivable included accrued interest, which was recorded in other income, while changes in fair value was recorded in other gain (loss).
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

	Fair Value Option	Equity Investment of Consolidated Fund
(In thousands)	Loans Receivable
Fair value at December 31, 2021	$82,930	$—
Originations and drawdowns	371,415	—
Change in accrued interest and capitalization of paid-in-kind interest	4,491	—
Paydowns	(159,501)	—
Transfer of warehoused loans to sponsored fund	(83,083)	—
Consolidation of sponsored fund	—	10,536
Unrealized gain (loss) in earnings, net	(41,863)	673
Fair value at September 30, 2022	$174,389	$11,209

Net unrealized gain (loss) in earnings on instruments held at September 30, 2022	$(38,649)	$673

Fair value at December 31, 2022	$137,945	$46,770
Contributions	—	58,952
Change in consolidated fund's share of equity investment (1)	—	1,842
Capitalization of paid-in-kind interest	544	—
Paydown of loan receivable or underlying loan assets held by equity investment of consolidated fund	(6,804)	(2,344)
Unrealized and realized gain (loss) in earnings, net	(131,685)	1,812
Fair value at September 30, 2023	$—	$107,032

Net unrealized gain (loss) in earnings on instruments held at September 30, 2023	$(133,307)	$1,812
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions.
Investment Carried at Fair Value Using Net Asset Value
The Company holds an investment in a non-traded healthcare REIT, valued at $34.5 million at September 30, 2023 and at December 31, 2022, presented within Corporate and Other in Note 4. The Company has no commitment for any further investment in the non-traded REIT in the future. The investment is valued based upon NAV beginning October 2021 when the investee, a healthcare real estate investor/manager, was acquired in conjunction with a merger of its co-sponsored non-traded REITs. The transaction diluted the Company's equity interest in the investee, which was previously accounted for as an equity method investment. Redemption of the Company's partnership interest in the non-traded healthcare REIT is restricted until the earliest of (1) the second anniversary of the issuance to the Company of such partnership units, (2) change in control of the general partner, and (3) initial public offering of the equity of the non-traded healthcare REIT, which may be subject to further restriction on redemption by the underwriters.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable; and (iii) upon deconsolidation of a subsidiary for any retained interest. Adjustments to fair value generally result from an application of the lower of amortized cost or fair value for assets held for disposition or otherwise, a write-down of asset values due to impairment.
There were no assets carried at nonrecurring fair value at September 30, 2023 and December 31, 2022.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost, excluding those held for disposition, are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$293,743
Exchangeable senior notes	—	149,363	—	149,363	77,378
Non-recourse investment-level debt	—	2,542,596	4,415	2,547,011	2,786,052
December 31, 2022
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,171
Convertible and exchangeable senior notes		304,513	—	304,513	276,741
Non-recourse investment-level debt	—	3,268,508	944,984	4,213,492	4,587,228
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $157.5 million at September 30, 2023 and $94.7 million at December 31, 2022. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At September 30, 2023, the Company had unfunded equity commitment to a consolidated fund of $41.9 million.
The following table presents the assets and liabilities of the consolidated funds, which are presented within Corporate and Other in the supplemental schedule to the consolidated balance sheets.

(In thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$70,122	$86,433
Investments—marketable equity securities and equity interests in credit pooling entities (Note 11)	178,176	185,845
Other assets	3,219	1,895
	$251,517	$274,173
Liabilities
Debt	$4,415	$465
Other liabilities
Securities sold short	43,831	40,928
Due to custodian	9,547	35,457
Other	9,930	2,734
	$67,723	$79,584
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $1.56 billion at September 30, 2023 and $752.3 million at December 31, 2022. The Company also has receivables from its unconsolidated funds for fee income and reimbursable or recoverable costs, as discussed in Note 16. At September 30, 2023, the Company's unfunded equity commitments to its unconsolidated funds as general partner and general partner affiliate totaled $86.9 million. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$278,842	$25,261	$89,710	$(157,638)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(2,369)	(74,349)	(19,697)	(159,569)
Net income (loss) attributable to DigitalBridge Group, Inc.	276,473	(49,088)	70,013	(317,207)
Preferred stock repurchases/redemptions (Note 9)	—	1,098	927	1,098
Preferred dividends	(14,645)	(15,283)	(43,996)	(46,801)
Net income (loss) attributable to common stockholders	261,828	(63,273)	26,944	(362,910)
Net income (loss) allocated to participating securities	(4,801)	(17)	(457)	(17)
Net income (loss) allocated to common stockholders—basic	257,027	(63,290)	26,487	(362,927)
Interest expense attributable to convertible and exchangeable notes (1)	1,264	—	—	—
Net income (loss) allocated to common stockholders—diluted	$258,291	$(63,290)	$26,487	$(362,927)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	160,564	162,398	159,600	153,028
Weighted average effect of dilutive shares (1)(2)(3)	13,298	—	4,420	—
Weighted average number of common shares outstanding—diluted	173,862	162,398	164,020	153,028
Income (loss) per share—basic
Income (Loss) from continuing operations	$1.61	$0.07	$0.29	$(1.33)
Income (Loss) from discontinued operations	(0.01)	(0.46)	(0.12)	(1.04)
Net income (loss) attributable to common stockholders per common share—basic	$1.60	$(0.39)	$0.17	$(2.37)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$1.49	$0.07	$0.28	$(1.33)
Income (Loss) from discontinued operations	(0.01)	(0.46)	(0.12)	(1.04)
Net income (loss) attributable to common stockholders per common share—diluted	$1.48	$(0.39)	$0.16	$(2.37)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended September 30, 2022 only, the effect of adding back interest expense of $4.0 million and 11,698,000 of weighted average dilutive common share equivalents; and (b) for the nine months ended September 30, 2023 and 2022, the effect of adding back $6.9 million and $12.7 million of interest expense, respectively, and 9,744,700 and 13,307,000 of weighted average dilutive common share equivalents, respectively. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 8) for the nine months ended September 30, 2022.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 15) with weighted average shares of 1,076,000 for the three months ended September 30, 2022; and, 1,727,000 for the nine months ended September 30, 2022; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 957,600 and 1,393,000 for the three months ended September 30, 2023 and 2022, respectively, and 569,600 and 2,174,000 for the nine months ended September 30, 2023 and 2022, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At September 30, 2023 and 2022, 12,375,800 and 12,628,900 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

14. Fee Income
The following table presents the Company's fee income by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Management fees	$65,236	$40,697	$187,138	$126,447
Incentive fees	—	—	1,040	—
Other fees	4	566	1,930	1,971
Total fee income	$65,240	$41,263	$190,108	$128,418
Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts. Management fees are calculated generally at contractual rates ranging from 0.2% per annum to 1.5% per annum of investors' committed capital during the commitment period of the fund, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs); invested capital for co-investment vehicles; or NAV for vehicles in the liquid securities strategy.
Incentive Fees—The Company is entitled to incentive fees from sub-advisory accounts in its liquid securities strategy. Incentive fees are determined based upon the performance of the respective accounts, subject to the achievement of specified return thresholds in accordance with the terms set out in their respective governing agreements. A portion of incentive fees earned by the Company is allocable to certain employees and former employees, included in carried interest and incentive fee compensation expense.
Other Fee Income—Other fees include primarily service fees for information technology, facilities and operational support provided to certain portfolio companies, and on a non-recurring basis, loan origination fees from co-investors.
15. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At September 30, 2023, an aggregate 24.5 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period that coincides with the recipients' term of service. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized when it becomes probable that the performance condition will be met. A liability classified award that met its performance condition and became fully vested over the course of the year was settled in cash totaling $2.4 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. There was no cash settlement of awards in 2022.
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
Equity-based compensation cost pursuant to DBRG's Equity Incentive Plan is presented on the consolidated statement of operations, as follows. Separately, additional compensation expense was also recorded in 2022 in connection with the DataBank recapitalization transaction, as described in Note 10.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation expense (including $0, $16, $0 and $229 expense related to dividend equivalent rights)	$14,340	$7,824	$45,801	$24,971
Administrative expense	—	—	228	122
	$14,340	$7,824	$46,029	$25,093
Changes in unvested equity awards pursuant to DBRG's Equity Incentive Plan are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2022	1,706,674	2,625,000	20,058	2,397,391	1,889,587	8,638,710	$17.84	$10.84
Granted	2,417,211	—	70,748	—	413,172	2,901,131	11.63	12.14
Vested	(1,145,622)	—	(26,747)	(1,798,044)	(603,525)	(3,573,938)	26.92	13.82
Forfeited	(21,675)	—	—	—	(424,065)	(445,740)	26.92	13.79
Unvested shares and units at September 30, 2023	2,956,588	2,625,000	64,059	599,347	1,275,169	7,520,163	8.51	9.93
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
Fair value of equity awards that vested, as shown above, determined based upon their respective fair values at vesting date, was $13.3 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, and $47.5 million and $53.3 million for the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards pursuant to DBRG's Equity Incentive Plan was $44.6 million, which is expected to be recognized over a weighted average period of 1.9 years. This excludes $6.3 million of unvested RSUs that are not currently probable of achieving their performance condition and have a remaining performance measurement period of approximately one year.
16. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Due from Affiliates
Investment vehicles, portfolio companies and other equity investments
Fee income	$58,376	$35,010
Cost reimbursements and recoverable expenses	10,707	7,031
Other	612	—
Employees and other affiliates	—	3,319
	$69,695	$45,360
Due to Affiliates (Note 7)
Investment vehicles—Derivative obligation	$—	$11,793
Investment vehicles—InfraBridge (Note 3)	11,123	—
Employees and other affiliates	1,932	658
	$13,055	$12,451
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
Such cost reimbursements and recoverable expenses, included in other income, totaled $1.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the Investment Management segment, in the amount of $109.9 million at September 30, 2023 and $70.4 million at December 31, 2022. Carried interest allocated is recorded as net income attributable to noncontrolling interests in the Investment Management segment totaling $18.9 million and $13.8 million for the three months ended September 30, 2023 and 2022, respectively, and $40.3 million and $43.5 million for the nine months ended September 30, 2023 and 2022 respectively. Additionally, in connection with the DataBank recapitalization (Note 10) in the second half of 2022, Messrs. Ganzi and Jenkins received distributed carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate was not deemed a compensatory arrangement. Such equity interest represent ownership interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $21.0 million at September 30, 2023 and $17.7 million at December 31, 2022, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet in the Investment Management segment. The employees' share of net income was $1.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations in the Investment Management segment and exclude their share of carried interest allocation, which is reflected in compensation expense—incentive fee and carried interest allocation.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $1.7 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $1.8 million for the nine months ended September 30, 2023 and 2022 respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ disagreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $7.5 million and $17.2 million in the three and nine months ended September 30, 2022, respectively, with immaterial expenses in 2023. The Company believes it has met all of its financial obligations under the Advancement Agreement and does not expect to make any further advances to Mr. Barrack thereunder.

17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of September 30, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
18. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $5,433 and $1,674	$155,304	$163,646
Cash received (paid) for income taxes	969	5,782
Operating lease payments	46,615	50,584
Finance lease payments	11,918	11,750
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$(4,930)	$(16,038)
Net cash provided by (used in) investing activities of discontinued operations	259,446	(12,915)
Net cash provided by (used in) financing activities of discontinued operations	(28,956)	(12,503)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,418	$16,527
Payables for improvements in operating real estate and acquired lease intangibles	33,456	108,468
Receivables from asset sales	2,091	12,373
Operating lease ROU assets and lease liabilities established	29,050	16,840
Finance lease ROU assets and lease liabilities established	21,475	—
Contingent consideration for acquisition of InfraBridge	10,874	—
ROU asset and lease liability derecognized upon purchase of leased real estate (Note 3)	3,120	—
Redemption of redeemable noncontrolling interest for common stock	—	348,759
Seller note received in sale of NRF Holdco equity (Note 2)	—	154,992
Loan receivable relieved in exchange for equity investment acquired	—	20,676
Redemption of OP Units for common stock	984	341
Assets disposed or deconsolidated in sale of equity of investment entities (1)	4,633,562	3,420,783
Liabilities disposed or deconsolidated in sale of equity of investment entities (1)	3,046,668	3,144,700
Noncontrolling interests of investment entities sold and deconsolidated (1)	1,427,435	204,730
Exchange of notes for class A common shares	—	60,317
__________
(1)    Represents deconsolidation of DataBank in September 2023 and sale of Wellness Infrastructure business in February 2022 (Notes 10 and 2).

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
Our Organization
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At September 30, 2023, we had $75 billion of assets under management ("AUM"), composed of assets managed on behalf of limited partners/investors of investment vehicles we manage, and separately, our shareholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.

We operate as a taxable C Corporation, except for certain subsidiaries in the Operating segment that have elected to be taxed as real estate investment trusts. We conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At September 30, 2023, we owned 93% of the Operating Company as its sole managing member.
Our Business
The Company conducts its business through two reportable segments: (i) Investment Management; and (ii) Operating, the Company's direct co-investment in digital infrastructure assets held by its portfolio companies.
•Investment Management—This segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles. The amount of incentive fees and carried interest recognized, a portion of which is allocated to employees and former employees, may be highly variable from period to period. Through the end of May 2022, earnings from the Investment Management segment were attributed 31.5% to Wafra, a private investment firm, prior to the Company's redemption of Wafra's interest in the investment management business.
•Operating—This segment is composed of balance sheet equity interests in digital infrastructure portfolio companies, which generally earn rental income from providing use of digital asset space and/or capacity through leases, services and other agreements. The Company owned interests in two portfolio companies: Vantage SDC, a stabilized hyperscale data center business (DBRG ownership of 13% at September 30, 2023 and December 31, 2022), and DataBank, an edge colocation data center business (DBRG ownership of 11% at December 31, 2022 and through the final close of the recapitalization and deconsolidation in mid-September 2023; thereafter, the Company's remaining 9.87% interest in DataBank is presented within Corporate and Other) (Note 10 to the consolidated financial statements). DataBank and Vantage SDC are portfolio companies managed by the Company under its Investment Management segment with respect to equity interests funded through third party capital.
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
Investment Management
•We have raised approximately $5.4 billion of capital to-date in 2023, primarily $2.2 billion for DigitalBridge Partners III, LP ("DBP III"), the third series in our flagship value-add strategy, and syndications through various co-investment vehicles. DBP III will begin accruing fee income following its first closing on November 1, 2023.
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
Operating
•The recapitalization of DataBank, which commenced in August 2022 and completed in September 2023, resulted in the sale of a portion of DataBank's equity interest to new investors totaling $2.2 billion. The Company's ownership interest in DataBank decreased from 21.8% to 11.0% as of November 2022 and decreased further to 9.87% in September 2023. The Company received its share of net proceeds from the sale totaling $475 million ($425 million in 2022 and $49 million in 2023), including its share of carried interest, net of allocation to employees and former employees, totaling $48 million ($20 million in 2022 and $28 million in 2023).
The recapitalization implied a pre-transaction net equity value of our ownership in DataBank of $905 million, reflecting a 2.0x multiple of invested capital since our initial investment in DataBank in December 2019. The incremental third party capital raised through the recapitalization also translated into additional fee income in our Investment Management segment.
The completion of the recapitalization on September 14, 2023 resulted in a deconsolidation of DataBank.
The deconsolidation deleveraged the Company's balance sheet by removing $4.6 billion of assets, $3.0 billion of liabilities and $1.4 billion of noncontrolling interests, representing DataBank's balance sheet as of mid-September 2023. In connection with the deconsolidation, the Company realized a $3.7 million gain from the sale of its equity interest in the final closing of the recapitalization, and remeasured its remaining 9.87% equity interest in DataBank at a fair value of $434 million which resulted in an unrealized gain of $275 million. The total gain of $279 million, along with the Company's remaining equity interest in DataBank, are presented within Corporate and Other.
In 2023, DataBank's operating results were included in the Company's Operating segment through the date of completion of the recapitalization on September 14, 2023. Following deconsolidation on that date, the Company's consolidated financial statements no longer include the operating results and assets and liabilities of DataBank in their entirety and instead reflect only the Company’s interest in DataBank. The Company's share of future changes in the fair value of DataBank will be reflected in principal investment income within Corporate and Other, consistent with the accounting treatment of the Company's general partner interests in other sponsored funds.
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

Operating Metrics
Assets Under Management and Fee Earning Equity Under Management
We present below our AUM and FEEUM, which are key operating metrics in the alternative investment management industry. Our calculation of AUM and FEEUM may differ from other investment managers, and as a result, may not be directly comparable to similar measures presented by other investment managers.
Assets Under Management
AUM represents the total capital for which we provide investment management services. AUM is generally composed of (a) third party capital managed by the Company and its affiliates, including capital that is not yet fee earning, or not subject to fees and/or carried interest; and (b) assets invested using the Company's own balance sheet capital and managed on behalf of the Company's shareholders (composed of the Company's fund investments as GP affiliate, warehoused investments, and the Company's interest in portfolio companies consolidated in the Operating segment). Third party AUM is based upon invested capital as of the reporting date, including capital funded through third party financing, and committed capital for funds in their commitment stage. Balance sheet AUM is based upon the carrying value of the Company's balance sheet investments as of the reporting date (on an undepreciated basis as it relates to the Company's interest in portfolio companies consolidated in the Operating segment).
Fee Earning Equity Under Management
FEEUM represents the total capital managed by the Company and its affiliates which earns management fees and/or incentive fees or carried interest. FEEUM is generally based upon committed capital, invested capital, net asset value ("NAV") or gross asset value ("GAV"), pursuant to the terms of each underlying investment management agreement.
Presented below are total AUM and FEEUM by product:

(In billions)	September 30, 2023	December 31, 2022
Assets Under Management	$74.6	$52.8

Fee Earning Equity Under Management
DBP infrastructure equity	$11.3	$11.2
InfraBridge Global Infrastructure	5.1	—
Core Equity, Credit and Liquid Strategies	2.6	2.0
Co-invest vehicles	8.5	6.5
Separately capitalized portfolio companies	2.4	2.5
	$29.9	$22.2
The following table summarizes changes in FEEUM:

Nine Months Ended September 30, 2023
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$22.2
Inflows (1)	8.5
Outflows (2)	(0.9)
Market activity and other (3)	0.1
Balance at September 30	$29.9
________
(1)    Inflows include closing on new capital raised where fees are earned on committed capital, deployment of capital where fees are earned on invested capital, new subscriptions where fees are based on NAV, other changes in invested capital such as the effect of recapitalization and syndication, and FEEUM from acquired investment vehicles ($5.1 billion from InfraBridge in 2023). Excludes capital raised in 2023 for which fees have not been activated totaling $1.5 billion.
(2)    Outflows include redemptions and withdrawals in Liquid Strategies, realizations where fees are based on invested capital, other changes in invested capital such as the effect of recapitalization and syndication, change in fee basis from committed to invested capital and expiration of fee paying capital.
(3)    Market activity and other include changes in investment value based on NAV or GAV, and the effect of foreign exchange rates.
FEEUM increased by $7.7 billion or 35% to $29.9 billion at September 30, 2023, driven by the addition of $5.1 billion of InfraBridge FEEUM, and new capital raised, primarily through co-investment vehicles. The subsequent first closing of DBP III in November 2023 further contributed an additional $2.2 billion increase to FEEUM.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through September 30, 2023 are presented in the table below. Excluded are funds with less than one year of performance history as of September 30, 2023, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of these funds is not indicative of their future performance nor indicative of the performance of our other existing investment vehicles or of any of our future funds. An investment in DigitalBridge Group, Inc. is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DigitalBridge Group, Inc.

($ in millions)	Inception date (2)	Commitments		Invested Capital (3)	Available Capital (4)	Investment Value			MOIC
Fund (1)		Total	Unfunded			Unrealized	Realized (5)	Total (6)	Gross (7)	Net (8)
Value-Add
DigitalBridge Partners, LP	Mar-2018	$4,059	$494	$4,584	$494	$5,991	$1,139	$7,130	1.6x	1.4x
DigitalBridge Partners II, LP	Nov-2020	$8,286	$974	$7,681	$979	$8,340	$662	$9,002	1.2x	1.1x
InfraBridge
Global Infrastructure Fund I, LP	Mar-2015	$1,411	$406	$1,479	$406	$1,125	$1,055	$2,180	1.5x	1.3x
Global Infrastructure Fund II, LP	Jan-2018	$3,382	$106	$2,993	$106	$2,773	$64	$2,837	0.9x	0.9x
__________
(1)    Listed herein are main fund vehicles. Performance metrics are presented in aggregate for main fund vehicle, its parallel vehicles and alternative investment vehicles.
(2)    First close date of the fund. InfraBridge funds were acquired in Feb-2023.
(3)    Invested capital represents the original cost and subsequent fundings to investments. Invested capital includes financing costs and investment related expenses which are capitalized. With respect to Infrabridge funds, such costs are expensed during the period and excluded from their determination of invested capital.
(4)    Available capital includes recallable capital.
(5)    Realized value represents proceeds from dispositions that have closed and all earnings from both realized and unrealized investments, including interest, dividend and ticking fees.
(6)    Total value is the sum of unrealized fair value and realized value of investments.
(7)    Total investment gross multiple of invested capital (MOIC) is calculated as unrealized fair value and realized value of investments divided by invested capital, without giving effect to allocation of expenses and general partner carried interest. Excludes capital attributable to the general partner, general partner affiliate and any other capital that is not subject to fees and/or carried interest. Gross MOIC is calculated at the fund level and does not reflect gross MOIC at the individual investor level.
(8)    Total investment net MOIC is calculated as unrealized fair value and realized value of investments divided by invested capital, after giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized carried interest). Excludes capital attributable to the general partner, general partner affiliate and any other capital that is not subject to fees and/or carried interest. Net MOIC is calculated at the fund level and does not reflect net MOIC at the individual investor level.

Results of Operations
The following table summarizes our consolidated results from continuing operations by reportable segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Total revenues
Investment Management	$237,655	$166,667	$70,988	$393,577	$338,408	$55,169
Operating	214,377	225,387	(11,010)	681,100	655,596	25,504
Corporate and Other	25,048	37,798	(12,750)	77,496	85,314	(7,818)
	$477,080	$429,852	47,228	$1,152,173	$1,079,318	72,855
Income (Loss) from continuing operations
Investment Management	$100,014	$46,065	$53,949	$132,387	$104,917	$27,470
Operating	(79,707)	(93,772)	14,065	(270,704)	(253,341)	(17,363)
Corporate and Other	261,073	17,022	244,051	93,033	(195,593)	288,626
	$281,380	$(30,685)	312,065	$(45,284)	$(344,017)	298,733
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Investment Management	$52,391	$24,233	$28,158	$50,502	$37,900	$12,602
Operating	(10,191)	(15,881)	5,690	(31,489)	(43,512)	12,023
Corporate and Other	236,642	16,909	219,733	70,697	(152,026)	222,723
	$278,842	$25,261	253,581	$89,710	$(157,638)	247,348
Revenues
Total revenues increased $47.2 million or 11% in the quarter-to-date comparison and $72.9 million or 7% in the year-to-date comparison.
•Investment Management—Revenues were $71.0 million or 42.6% higher at $237.7 million in the quarter-to-date comparison, and $55.2 million or 16% higher at $393.6 million in the year-to-date comparison, attributed to fee income and gross carried interest (before management allocation).
(a) Fee income contributed:
•$24.0 million of the increase at $66.1 million in the quarter-to-date comparison; and
•$62.0 million of the increase at $192.8 million in the year-to-date comparison.
The increase in fee income is attributed to additional capital raised since October 2022 that has started accruing income for both periods under comparison, and InfraBridge funds acquired in February 2023.
(b) Gross carried interest (before management allocation) was:
•$47.2 million higher in the quarter-to-date comparison at $168.9 million in 2023 from $121.7 million in 2022 (of which distributions were $27.9 million in 2023 and $123.5 million in 2022); but
•$8.0 million lower in the year-to-date comparison at $193.4 million in 2023 from $201.4 million in 2022 (of which distributions were $28.4 million in 2023 and $123.5 million in 2022).
Distributed carried interest arose from the first liquidation of investment by DBP I in 2022 and the DataBank recapitalization in 2022 and 2023. In terms of unrealized carried interest, the higher amounts in 2023 was driven by DBP funds and a DataBank investment that was not subject to recapitalization. In comparison, 2022 included a reversal of unrealized carried interest for some of these funds.
•Operating—Revenues in the quarter-to-date comparison decreased due to the deconsolidation of DataBank in mid-September 2023. However, in the year-to-date comparison, the effect of deconsolidation was more than offset by higher revenues contributed by data center acquisitions in the DataBank portfolio and additional lease-up of expanded capacity in Vantage SDC during 2022.
•Corporate and Other—Revenues represent largely our share of earnings from our general partner affiliate investments in the DBP and InfraBridge funds, and additionally, income from warehoused investments in 2022. Revenues were lower in 2023 due to the sale of warehoused investments to our sponsored funds and to a third party sponsored CLO in the second half of 2022, partially offset by fair value increases in fund investments.

Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Income from continuing operations attributable to DBRG was $278.8 million in 2023 and $25.3 million in 2022 in the quarter-to-date period, and $89.7 million in 2023 with a loss of $157.6 million in 2022 in the year-to-date period.
•Investment Management—In 2023, net income increased $28.2 million to $52.4 million in the quarter-to-date comparison and $12.6 million to $50.5 million in the year-to-date comparison.
The higher 2023 results were driven by an increase in carried interest of $31.6 million in the quarter-to-date period and $21.4 million in the year-to-date period, representing the OP's share, partially offset by higher operating costs attributed to the Investment Management segment in 2023 in line with the growth in business. Additionally, the higher net income in the year-to-date comparison was partially offset by $3.7 million of placement fees and $3.5 million of higher transaction costs, primarily for the InfraBridge acquisition in 2023. The amounts quoted herein are prior to allocating 7% of income (loss) to OP noncontrolling interest to arrive at amounts attributable to DBRG.
Supplemental performance measures of the Investment Management segment are presented under "—Non-GAAP Measures."
•Operating—The Operating segment generally records a net loss, taking into account the effects of real estate depreciation and intangible asset amortization. Our share of net loss reflects a 13% ownership in Vantage SDC and our interest in DataBank, which in 2022, decreased from 22% to 13% as of September 2022, and was at 11% in 2023 prior to deconsolidation in September 2023.
•Corporate and Other—Both periods in 2023 reflected a $278.7 million gain recognized in connection with the recapitalization and deconsolidation of DataBank in September 2023, of which $3.7 million was realized and $275 million unrealized as of September 30, 2023 (Note 10 to the consolidated financial statements). Additionally, included within the 2023 year-to-date period was a $133 million write-down of an unsecured promissory note related to the sale of our Wellness Infrastructure business in February 2022 (Note 11 to the consolidated financial statements). In comparison, the 2022 year-to-date period included a $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes (Note 8 to the consolidated financial statements). The amounts quoted herein are prior to allocating 7% of income (loss) to OP noncontrolling interest to arrive at amounts attributable to DBRG.

A more detailed discussion of key components of revenue and income (loss) from continuing operations follows.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues
Fee income	$65,240	$41,263	$23,977	$190,108	$128,418	$61,690
Carried interest allocation	168,891	121,698	47,193	193,389	201,398	(8,009)
Principal investment income	17,943	11,531	6,412	51,914	34,429	17,485
Property operating income	214,058	244,336	(30,278)	679,738	681,098	(1,360)
Other income	10,948	11,024	(76)	37,024	33,975	3,049
Total revenues	477,080	429,852	47,228	1,152,173	1,079,318	72,855
Expenses
Property operating expense	94,481	105,987	(11,506)	289,838	287,280	2,558
Interest expense	49,894	53,032	(3,138)	173,112	143,450	29,662
Investment expense	5,728	9,510	(3,782)	16,732	26,262	(9,530)
Transaction-related costs	896	3,879	(2,983)	10,536	6,800	3,736
Placement fees	15	—	15	3,668	—	3,668
Depreciation and amortization	128,000	145,594	(17,594)	419,136	429,513	(10,377)
Compensation expense—cash and equity-based	74,714	65,544	9,170	232,356	183,878	48,478
Compensation expense—incentive fee and carried interest allocation	72,865	80,831	(7,966)	72,110	109,548	(37,438)
Administrative expenses	24,077	29,909	(5,832)	76,346	84,147	(7,801)
Total expenses	450,670	494,286	(43,616)	1,293,834	1,270,878	22,956
Other gain (loss), net	254,827	25,908	228,919	100,545	(170,229)	270,774
Income (Loss) before income taxes	281,237	(38,526)	319,763	(41,116)	(361,789)	320,673
Income tax benefit (expense)	143	7,841	(7,698)	(4,168)	17,772	(21,940)
Income (Loss) from continuing operations	281,380	(30,685)	312,065	(45,284)	(344,017)	298,733
Income (Loss) from discontinued operations	(2,603)	(90,302)	87,699	(20,799)	(188,735)	167,936
Net income (loss)	278,777	(120,987)	399,764	(66,083)	(532,752)	466,669
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	132	(6,442)	6,574	4,634	(31,989)	36,623
Investment entities	(17,746)	(60,623)	42,877	(142,241)	(152,770)	10,529
Operating Company	19,918	(4,834)	24,752	1,511	(30,786)	32,297
Net income (loss) attributable to DigitalBridge Group, Inc.	276,473	(49,088)	325,561	70,013	(317,207)	387,220
Preferred stock repurchases	—	(1,098)	1,098	(927)	(1,098)	171
Preferred stock dividends	14,645	15,283	(638)	43,996	46,801	(2,805)
Net income (loss) attributable to common stockholders	$261,828	$(63,273)	325,101	$26,944	$(362,910)	389,854

Fee Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Management fees	$65,236	$40,697	$24,539	$187,138	$126,447	$60,691
Incentive fees	—	—	—	1,040	—	1,040
Other fee income	4	566	(562)	1,930	1,971	(41)
	$65,240	$41,263	23,977	$190,108	$128,418	61,690
Fee income increased $24.0 million or 58% in the quarter-to-date comparison and $61.7 million or 48% in the year-to-date comparison. The increase was driven by management fees from InfraBridge beginning February 2023, adding $14.2 million in the quarter-to-date period and $40.8 million in the year-to-date period, as well as from capital raised since October 2022 where fees have been activated, primarily from co-investment vehicles, our new core equity fund, and the DataBank recapitalization. Additionally, incentive fees in 2023 were attributed to our liquid securities strategy.
Carried Interest Allocation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Carried interest allocation
Distributed	$27,927	$123,498	$(95,571)	$28,403	$123,498	$(95,095)
Unrealized	140,964	(1,800)	142,764	164,986	77,900	87,086
	$168,891	$121,698	47,193	$193,389	$201,398	(8,009)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and Wafra. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time the carried interest is distributed.
Distributed carried interest arose from the DataBank recapitalization in the third quarter of 2023 ($27.9 million) and 2022 ($72.3 million), and additionally, the first liquidation of investment by DBP I in the third quarter of 2022 ($51.2 million). In terms of unrealized carried interest, the higher amounts in 2023 was driven by DBP funds and a DataBank investment that was not subject to recapitalization. In comparison, 2022 included a reversal of unrealized carried interest for some of these funds.
Principal Investment Income
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which includes unrealized gain (loss) from changes in fair value of the underlying fund investments. Principal investment income increased $6.4 million in the quarter-to-date comparison to $17.9 million and $17.5 million in the year-to-date comparison to $51.9 million. The increase was driven by unrealized fair value appreciation on the underlying fund investments, primarily the DBP funds, and additionally, in the year-to-date comparison, the InfraBridge funds.

Property Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Property operating income
Operating segment
Lease income	$196,339	$206,141	$(9,802)	$619,985	$598,263	$21,722
Data center service revenue	16,995	18,925	(1,930)	56,993	56,903	90
Other property operating income	724	257	467	2,760	314	2,446
	214,058	225,323	(11,265)	679,738	655,480	24,258
Other
Lease income	—	19,013	(19,013)	—	25,618	(25,618)
	$214,058	$244,336	(30,278)	$679,738	$681,098	(1,360)
Property operating expense
Operating segment	$94,481	$100,051	$(5,570)	$289,838	$278,798	$11,040
Other	—	5,936	(5,936)	—	8,482	(8,482)
	$94,481	$105,987	(11,506)	$289,838	$287,280	2,558
Operating Segment
Property operating income and expenses were lower in the quarter-to-date comparison, reflecting the effects of deconsolidating DataBank in mid-September 2023. Absent the deconsolidation and assuming a full month of activity in September 2023 for DataBank, total property operating income and expenses in the Operating segment would have increased approximately 8% and 7%, respectively, in the quarter-to-date comparison.
In the year-to-date comparison, property operating income and expenses were higher as a result of additional acquisitions throughout 2022, including DataBank's acquisition of four data centers in March 2022, and within the Vantage SDC portfolio, additional lease-up of expanded capacity and existing inventory. This increase was partially offset by higher lease termination fees of $5.8 million quarter-to-date and $5.0 million year-to-date recognized in property operating income, primarily from the Vantage SDC portfolio, and the effects of deconsolidating DataBank in mid-September 2023.
At September 30, 2023, the Operating segment portfolio was composed of 10 data centers in the U.S. and three in Canada, following the deconsolidation of DataBank.

	September 30, 2023	December 31, 2022
Operating segment (1)
Number of data centers
Owned	13	35
Leasehold	—	49
	13	84
(In thousands, except %)
Max Critical I.T. Square Feet or Total Rentable Square Feet	777	2,405
Leased Square Feet	752	1,888
% Utilization Rate (% Leased)	97%	78%
__________
(1)    Amounts at September 30, 2023 reflect remaining operations in the Operating segment after deconsolidation of DataBank.
Other
This represents property operating income and expense from a tower portfolio, acquired in June 2022 as a warehoused investment and transferred to our core equity fund in December 2022.
Other Income
Other income decreased $0.1 million in the quarter-to-date comparison to $10.9 million, but increased $3.0 million in the year-to-date comparison to $37.0 million.
Key drivers are higher interest income from money market deposits and beginning in 2023, from our subordinated notes in a collateralized loan obligation (increase totaling $3.5 million quarter-to-date and $16.6 million year-to-date) and dividend income from our consolidated credit fund (increased $2.0 million quarter-to-date and $5.5 million year-to-date). However, these amounts were partially offset by interest income in 2022 from warehoused investments that were transferred to our new credit fund during the second half of 2022 and amounts previously accrued on our Wellness Infrastructure promissory note that was written off in the first quarter of 2023 (totaling $8.3 million quarter-to-date and $20.2 million year-to-date in 2022).
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest expense
Corporate debt	$5,133	$8,295	$(3,162)	$18,471	$24,645	$(6,174)
Non-recourse investment-level debt	44,761	44,737	24	154,641	118,805	35,836
	$49,894	$53,032	(3,138)	$173,112	$143,450	29,662
Corporate Debt—Interest expense decreased $3.2 million in the quarter-to-date comparison and $6.2 million in the year-to-date comparison driven by repayment of our 5.00% convertible notes in April 2023 (decreased $2.7 million quarter-to-date and $5.0 million year-to-date) and to a lesser extent, lower interest expense on our securitized debt with a lower outstanding balance on the VFN in 2023 (decreased $0.5 million for both quarter-to-date and year-to-date). Additionally, in the year-to-date period, the early exchange of our 5.75% exchangeable notes for common stock in March 2022 contributed a $0.7 million decrease in interest expense.
Non-Recourse Investment-Level Debt—Interest expense was consistent in the quarter-to-date comparison but increased $35.8 million in the year-to-date comparison. Interest expense on investment-level debt in the Operating segment increased $4.6 million quarter-to-date and $42.5 million year-to-date, reflecting higher outstanding debt balance and higher interest rates on new debt in 2023, partially offset by the deconsolidation of DataBank in mid-September 2023. Included in the year-to-date increase is also the net effect of writing off unamortized deferred financing costs and debt premium on refinanced debt in the first half of 2023 totaling $13.8 million. The increase in interest expense in the Operating segment was partially offset by interest expense on outstanding debt balance in 2022 in connection with the financing of warehoused tower assets and credit investments (totaling $4.3 million quarter-to-date and $6.7 million year-to-date), all of which were repaid in the second half of 2022, and additionally in the quarter-to-date period, a decrease in interest expense ($0.3 million) on lower outstanding debt balance of our consolidated credit fund.
Investment Expense
Investment expense decreased $3.8 million in the quarter-to-date comparison to $5.7 million and $9.5 million in the year-to-date comparison to $16.7 million. 2022 had included additional expenses, primarily: (i) third party costs attributed to our warehoused tower assets that were transferred to our core equity fund in December 2022 ($1.2 million quarter-to-date and $1.7 million year-to-date in 2022); (ii) transition services that ended in the second quarter of 2022 related to DataBank's acquisition of zColo ($1.0 million year-to-date in 2022); (iii) higher compensatory expense in 2022 in connection with equity awards granted to the management team of Vantage who perform the day-to-day operations of Vantage SDC ($1.9 million higher year-to-date 2022); and (iv) higher costs incurred in 2022 that are reimbursable by our managed investment vehicles.
Transaction-Related Costs
In the quarter-to-date comparison, transaction-related costs were $3.0 million lower at $0.9 million, largely due to costs incurred in connection with unconsummated investments in 2022. In the year-to-date comparison, transaction-related costs were $3.7 million higher at $10.5 million, driven by the InfraBridge acquisition.
Placement Fees
Placement fees of $3.7 million in 2023 were incurred in connection with fundraising for DBP III and co-investment vehicles.
Depreciation and Amortization
Depreciation and amortization expense decreased $17.6 million in the quarter-to-date comparison and $10.4 million in the year-to-date comparison. Depreciation and amortization expense in the Operating segment decreased $11.9 million quarter-to-date and $7.8 million year-to-date, driven by the combined effects of deconsolidating DataBank in mid-September 2023, and higher amortization of lease intangibles from lease terminations in 2022 and expiration of short term leases at DataBank, partially offset by additional expenses related to data center acquisitions and improvements placed in service. Additionally, the sale of warehoused tower assets acquired in June 2022 to our core equity fund in December 2022 also contributed to a decrease in depreciation and amortization expenses ($8.4 million quarter-to-date and

$11.3 million year-to-date). These decreases were partially offset by amortization expense on InfraBridge intangible assets acquired in February 2023 ($4.1 million quarter-to-date and $11.1 million year-to-date).
Compensation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Cash and equity-based compensation
Cash compensation and benefits	$38,776	$27,146	$11,630	$111,343	$88,148	$23,195
Equity-based compensation	14,340	7,824	6,516	45,801	24,971	20,830
	53,116	34,970	18,146	157,144	113,119	44,025
Operating segment
Cash and equity-based compensation	21,598	30,574	(8,976)	75,212	70,759	4,453
	$74,714	$65,544	9,170	$232,356	$183,878	48,478

Incentive and carried interest compensation allocation	$72,865	$80,831	$(7,966)	$72,110	$109,548	$(37,438)
Cash and equity-based compensation—Excluding the Operating segment, compensation expense increased $18.1 million in the quarter-to-date comparison and $44.0 million in the year-to-date comparison. Equity-based compensation expense was higher in 2023, driven by performance-based awards that met their target in 2023 (increased $1.9 million quarter-to-date and $14.7 million year-to-date), awards granted in 2023 with shortened vesting periods (increased $3.1 million in both quarter-to-date and year-to-date), and the effect of award modifications in the fourth quarter of 2022 (increased $3.6 million year-to-date), partially offset by full vesting in 2022 of an LTIP grant and awards in connection with sale of the Wellness Infrastructure business in February 2022 (decrease totaling $3.4 million year-to-date). There was also an increase in cash compensation in 2023, attributed largely to InfraBridge ($7.2 million quarter-to-date and $19.3 million year-to-date, of which $1.8 million and $4.8 million, respectively, represent deferred bonus amounts funded by the seller in the InfraBridge acquisition) and higher severance and retention costs.
In the Operating segment, the third quarter of 2022 had included $10.1 million of equity-based compensation due to an accelerated vesting of profits interest units issued by DataBank that was triggered by the first closing of the DataBank recapitalization. Excluding the acceleration, compensation expense increased $1.1 million in the quarter-to-date comparison and $14.6 million in the year-to-date comparison. The higher compensation expense in 2023 can be attributed to new stock awards and higher headcount at DataBank. In the quarter-to-date comparison, the increase was partially offset by the effect of deconsolidating DataBank in mid-September 2023.
Incentive and carried interest compensation allocation—The third quarter of 2022 had included $57.3 million of carried interest compensation expense that was fully recognized in connection with the first closing of the DataBank recapitalization. No further compensation expense was recognized in subsequent closings of the DataBank recapitalization. Excluding the expense associated with the recapitalization, incentive and carried interest compensation increased $49.5 million in the quarter-to-date comparison and $16.9 million in the year-to-date comparison, driven by carried interest from the DBP funds quarter-to-date and in both periods under comparison, carried interest from the DataBank investment that was not subject to recapitalization.
Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Administrative expenses	$16,552	$22,509	$(5,957)	$52,740	$60,938	$(8,198)
Administrative expenses—Operating segment	7,525	7,400	125	23,606	23,209	397
	$24,077	$29,909	(5,832)	$76,346	$84,147	(7,801)
Total administrative expenses decreased $5.8 million in the quarter-to-date comparison and $7.8 million in the year-to-date comparison, driven by lower legal costs. Additionally, in the year-to-date period, the decrease in legal costs ($17.3 million) were partially offset by increases in other administrative costs such as other third-party professional services and travel-related expenses (totaling $5.9 million).

Other Gain (Loss), Net
In the quarter-to-date comparison, other gain was $254.8 million in 2023 and $25.9 million in 2022. The year-to-date comparison had other gain of $100.5 million in 2023 and other loss of $170.2 million in 2022.
Both periods under comparison had the following significant items:
•In September 2023, $278.7 million of gain recognized in connection with the deconsolidation of DataBank, of which $3.7 million was realized and $275.0 million unrealized (Note 10 to the consolidated financial statements);
•In March 2023, $133 million fair value write-down on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business; and
•In March 2022, $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes.
Excluding these significant one-off events, quarter-to-date period would have recorded a loss of $23.9 million in 2023 compared to a gain of $26.8 million in 2022, and year-to-date period would have recorded losses of $44.9 million in 2023 and $36.2 million in 2022.
Other loss of $23.9 million in the third quarter of 2023 reflected primarily an increase in the liability fair value of warrants issued to Wafra of $12.4 million and net loss on marketable equity securities of $9.7 million, including those held by our consolidated liquid funds. In contrast, other gain of $26.8 million in the third quarter of 2022 was driven by a decrease in the warrant liability fair value of $32.4 million and net gain on non-designated derivatives of $9.9 million in connection with our warehoused investments, partially offset by net loss of $8.9 million on marketable equity securities held largely by our consolidated liquid funds, and additionally, unrealized foreign exchange losses.
In the year-to-date period, other loss increased $8.7 million to $44.9 million in 2023, driven by an increase in the warrant liability fair value of $81.1 million and net write-down in value of warehoused investments of $13.2 million, largely offset by net gain of $63.4 million on marketable equity securities, including those held by our consolidated liquid funds, net gains on non-designated derivatives in 2022 of $16.0 million in connection with our warehoused investments, and additionally, decrease in unrealized foreign exchange losses.
Income Tax Benefit (Expense)
In 2023, income tax benefit of $0.1 million was recorded quarter-to-date and income tax expense of $4.2 million year-to-date. In 2022, income tax benefit was recorded in both periods of $7.8 million quarter-to-date and $17.8 million year-to-date.
2023 primarily reflects the income tax effect of foreign subsidiaries, largely the InfraBridge investment management business. The net income tax benefit in the third quarter of 2023 resulted from deferred tax benefit associated with an InfraBridge subsidiary. The Company has otherwise established a full valuation allowance on the deferred tax assets of its taxable U.S. entities, resulting in no U.S. income tax provision for these subsidiaries in 2023, outside of the Operating segment.
Income tax benefit in 2022 can be attributed primarily to deferred tax benefit on net operating losses of a subsidiary. A valuation allowance was subsequently established against this deferred tax asset in the fourth quarter of 2022.
Income (Loss) from Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Income (Loss) from discontinued operations	$(2,603)	$(90,302)	$87,699	$(20,799)	$(188,735)	$167,936
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(55)	(10,227)	10,172	437	(16,016)	16,453
Operating Company	(179)	(5,726)	5,547	(1,539)	(13,150)	11,611
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(2,369)	$(74,349)	71,980	$(19,697)	$(159,569)	139,872
Loss from discontinued operations in 2023 was immaterial quarter-to-date, and in the year-to-date period, included $9.7 million impairment of BRSP shares prior to disposition in March 2023, as well as unrealized losses on various remaining investments and legal costs associated with discontinued businesses and investments.

Loss from discontinued operations in 2022 included $59.6 million of impairment on BRSP shares and losses incurred in connection with dispositions as well as fair value decreases on various remaining investments in the quarter-to-date period. Additionally, the year-to-date loss also included the Wellness Infrastructure business that was disposed in February 2022, in particular, a $92.1 million write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer and $35 million impairment loss based upon final carrying value of the Wellness Infrastructure net assets upon disposition, partially offset by our share of BRSP earnings prior to disposition of $19.4 million.
Non-GAAP Supplemental Financial Measures
We currently conduct our business through two reportable segments: (i) Investment Management; and (ii) Operating, our direct co-investment in digital infrastructure assets held by our portfolio companies. In order to enhance a full understanding of our business, we present certain non-GAAP measures that allow for comparability with companies that operate in each of these two reportable segments. We report the following non-GAAP financial measures attributable to the Operating Company: Distributable Earnings (“DE”) and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) on a Company-wide basis, and specific to our Investment Management segment, Fee Related Earnings (“FRE”) and FRE before the effects of new investment strategies, as represented by Investment Management Adjusted EBITDA. DE and FRE are the most common metrics utilized in the investment management sector, which represents our core business, while presenting Adjusted EBITDA allows for some measure of comparability against companies that hold digital infrastructure assets similar to assets in our Operating segment.
We believe these non-GAAP financial measures supplement and enhance the overall understanding of our underlying financial performance and trends, and facilitate comparison among current, past and future periods and to other companies in similar lines of business. We use these non-GAAP financial measures in evaluating the Company’s ongoing business performance and in making operating decisions. For the same reasons, we believe these non-GAAP measures are useful to the Company’s investors and analysts.
As we evaluate profitability based upon continuing operations, these non-GAAP measures exclude results from discontinued operations.
These non-GAAP financial measures should be considered as a supplement to and not an alternative or in lieu of GAAP net income (loss) as measures of operating performance, or to cash flows from operating activities as indicators of liquidity. Our calculation of these non-GAAP measures may differ from methodologies utilized by other companies for similarly titled performance measures and, as a result, may not be fully comparable to those calculated by our peers.
Results of our non-GAAP measures attributable to the Operating Company were as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Attributable to Operating Company:
Distributable Earnings	$35,048	$32,335
Adjusted EBITDA	33,591	29,097
Investment Management FRE	29,202	21,498
Distributable Earnings
DE generally represents the net realized earnings of the Company and is an indicative measure used by the Company to assess ongoing operating performance and in making decisions related to distributions and reinvestments. Accordingly, we believe DE provides investors and analysts transparency into the measure of performance used by the Company in its decision making.
DE reflects the ongoing operating performance of the Company’s core business by generally excluding non-cash expenses, income (loss) items that are unrealized and items that may not be indicative of core operating results. This allows the Company, and its investors and analysts to assess its operating results on a more comparable basis period-over-period.
DE is calculated as an after-tax measure that differs from GAAP net income (loss) from continuing operations as a result of the following adjustments to net income (loss): transaction-related costs; restructuring charges; other gain (loss); unrealized principal investment income (loss); non-cash depreciation, amortization and impairment charges; debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts; our share of unrealized carried interest allocation, net of associated compensation expense; non-cash equity-based compensation costs; preferred stock redemption gain (loss); straight-line adjustment to lease income and expense; interest expense on finance leases in the Operating segment, amortization of above and below market leases in the Operating segment; straight-line adjustment to lease income and expense in the Operating segment, non-revenue enhancing capital expenditures necessary to maintain operating real estate in the Operating segment; and income tax effect on certain of the foregoing adjustments.
Transaction-related costs are incurred in connection with acquisitions and include costs of unconsummated transactions, while restructuring charges are related primarily to severance and retention costs. These costs, along with other gain (loss) amounts, are excluded from DE as they are related to discrete items, are not considered part of our ongoing operating cost structure, and are not reflective of our core operating performance.
Other items excluded from DE are generally non-cash in nature, including income (loss) items that are unrealized, or otherwise do not represent current or future cash obligations such as amortization of deferred financing costs and straight-line lease adjustment. These items are excluded from DE as they do not contribute to the measurement of DE as a net realized earnings measure that is used in decision making related to distributions and reinvestments.
Generally, the income tax effect associated with income and expense items excluded from the calculation of DE are similarly excluded from DE. However, where the resulting income tax liability or benefit arising from these excluded items increase or decrease actual income tax paid or payable by the Company in any one period, the income tax effect of these items are included in DE (for example, equity-based compensation).
In connection with our Operating segment, non-revenue enhancing capital expenditures are excluded as these are not recurring capital expenditures and are not incurred to maintain and extend the useful life of operating digital assets that support the generation of revenues.
The items we have excluded from DE are generally consistent with the exclusions made by our peers, which we believe allows for better comparability to the DE presented by our peers.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure derived from DE and generally presents the Company’s core operating performance on a pre-tax basis, based upon recurring revenues and independent of our capital structure and leverage.
We view Adjusted EBITDA as particularly helpful in evaluating the relative contribution of our Operating segment, absent the effects of leverage, as the consolidated portfolio companies in the Operating segment have higher leverage relative to the Company’s own capital structure.
We believe Adjusted EBITDA is useful to investors as an indicative measure of the Company’s profitability that is recurring and sustainable and allows for better comparability of the Company’s performance relative to its peers independent of capital structure and leverage. However, because Adjusted EBITDA is calculated without the effects of certain recurring cash charges, including interest expense, preferred stock dividends, income taxes, capital expenditures or other recurring cash requirements, its usefulness as a performance measure may be limited.
Adjusted EBITDA is calculated as DE adjusted to generally exclude the following items attributable to the Operating Company that are included in DE: interest expense as included in DE and income tax benefit (expense) as included in DE consistent with an EBITDA measure, preferred stock dividends, placement fee expense, our share of incentive fees and distributed carried interest net of associated compensation expense, and capital expenditures in the Operating segment as deducted in DE.
Items excluded from Adjusted EBITDA include preferred stock dividends as Adjusted EBITDA removes the effects to earnings associated with the Company's capital structure, and placement fees as they are inconsistent in amount and frequency depending upon timing of fundraising for our funds. Additionally, Adjusted EBITDA excludes incentive fees and distributed carried interest net of associated compensation expense to be consistent with the FRE measure for our Investment Management segment, as discussed further below.

Distributable Earnings and Adjusted EBITDA Reconciliation

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income (loss) attributable to common stockholders	$261,828	$(63,273)
Net income (loss) attributable to noncontrolling interests in Operating Company	19,918	(4,834)
Net income (loss) attributable to Operating Company	281,746	(68,107)
Transaction-related and restructuring charges	7,522	23,249
Other (gain) loss, net	(254,737)	(9,880)
Unrealized principal investment income	(17,943)	2,669
Unrealized carried interest allocation, net of associated expense allocation	(68,099)	(1,228)
Equity-based compensation cost	18,621	18,619
Depreciation and amortization expense	128,156	146,810
Straight-line adjustment to lease (income) and expense, net	(2,169)	(8,895)
Amortization of acquired above-market and (below-market) leases, net	(141)	80
Non-revenue enhancing capital expenditures	(11,396)	(10,992)
Finance lease interest expense, debt prepayment penalties and amortization of deferred financing costs, debt premiums and discounts	3,745	5,627
Adjustments attributable to noncontrolling interests in investment entities (1)	(52,496)	(136,338)
DE of discontinued operations (2)	2,239	70,721
Distributable Earnings, after tax—attributable to Operating Company	35,048	32,335
Adjustments attributable to Operating Company:
Interest expense included in DE	9,524	16,348
Income tax (benefit) expense included in DE	37	(7,839)
Preferred stock dividends	14,645	15,283
Principal investment income included in DE	—	(9,303)
Placement fees	15	—
Distributed incentive fee and carried interest, net of associated expense allocation	(27,927)	(20,258)
Non-revenue enhancing capital expenditures deducted from DE	2,249	2,531
Adjusted EBITDA—attributable to Operating Company	$33,591	$29,097
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
Investment Management FRE and Investment Management Adjusted EBITDA
Investment Management FRE is presented as Investment Management Adjusted EBITDA, further adjusted to exclude FRE associated with new investment strategies, as discussed below.
Investment Management FRE is used to assess the extent to which direct base compensation and core operating expenses are covered by recurring fee revenues in a stabilized investment management business. Investment Management FRE is measured as recurring fee income that is not subject to future realization events and other income (inclusive of cost reimbursements associated with administrative expenses), net of the following: compensation expense (excluding non-cash equity-based compensation, and incentive and carried interest compensation expense), administrative expense (excluding placement fee expense and straight-line adjustment to lease expense) and FRE associated with new investment strategies.
In reconciling Investment Management FRE to GAAP net income (loss), adjustments are made to first arrive at Investment Management Adjusted EBITDA, which generally excludes the following: our share of incentive fees and carried interest net of associated compensation expense; unrealized principal investment income (loss); other gain (loss); transaction-related and restructuring charges; non-cash equity-based compensation costs; straight-line adjustment to lease expense; placement fee expense; investment expense; and in line with an EBITDA measure, non-cash depreciation and amortization expense, interest expense, and income tax benefit (expense).
Consistent with an FRE measure, Investment Management Adjusted EBITDA excludes incentive fees and carried interest net of associated compensation expense, as these are not recurring fee income and are subject to variability given that they are performance-based and/or dependent upon future realization events.

In calculating Investment Management FRE which reflects the Company’s Investment Management segment as a stabilized business, Investment Management Adjusted EBITDA is further adjusted to exclude Start-Up FRE. Start-Up FRE is FRE associated with new investment strategies that have 1) not yet held a first close raising FEEUM; or 2) not yet achieved break-even Adjusted EBITDA only for investment products that may be terminated solely at the Company’s discretion. The Company evaluates new investment strategies on a regular basis and excludes Start- Up FRE from Investment Management FRE until such time as a new strategy is determined to form part of the Company’s core investment management business.
We believe that Investment Management FRE and Investment Management Adjusted EBITDA are useful measures to investors as they reflect the Company’s profitability based upon recurring fee streams that are not subject to future realization events, and without the effects of income taxes, leverage, non-cash expenses, income (loss) items that are unrealized and other items that may not be indicative of core operating results. This allows for better comparability of the profitability of the Company’s investment management business on a recurring and sustainable basis.
Investment Management FRE Reconciliation

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income (loss)—Investment Management	$100,014	$46,065
Interest expense, net of interest income	2,128	2,906
Investment expense, net of reimbursement	97	230
Depreciation and amortization expense	9,003	5,369
Equity-based compensation cost	7,218	2,654
Incentive fee and carried interest allocation, net of associated expense allocation	(96,026)	(40,867)
Straight-line rent expense	511	68
Placement fees	15	—
Transaction-related and restructuring charges	3,891	2,317
Unrealized principal investment income	(1,451)	(1,016)
Other (gain) loss, net	2,662	110
Income tax (benefit) expense	(15)	1,263
Investment Management Adjusted EBITDA	28,047	19,099
Start-up FRE	1,155	2,399
Investment Management FRE—attributable to Operating Company	$29,202	$21,498
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
•our general partner and general partner affiliate commitments to our investment vehicles;
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
•cash on hand;
•fees received from our investment management business, including our share of distributed net incentive fees and carried interest;

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
Overview
At September 30, 2023, our liquidity position was approximately $530 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN.
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
•$49 million net proceeds from the September 2023 recapitalization of DataBank
•$202 million in net proceeds from full disposition of our BRSP shares in March 2023
Uses of Funds
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
Debt Obligations
As of the date of this filing, our corporate debt is composed of a securitized financing facility and exchangeable senior notes issued by the OP, all of which are recourse to the Company, as described in Note 8 to the consolidated financial statements.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Maturity or Anticipated Repayment Date	Years Remaining to Maturity
Corporate debt:
Securitized financing facility—fixed rate	$300,000	3.93%	September 2026	3.0
Exchangeable senior notes—fixed rate	78,422	5.75%	July 2025	1.8
	$378,422
Investment-level secured debt is non-recourse to DBRG and serviced through operating and/or investing cash generated by the respective borrower subsidiaries in the Operating segment and by our consolidated fund. Corporate-level cash is not applied to service investment-level debt.

Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of the date of filing, we have unfunded commitments totaling $245 million to our sponsored funds, including DBP III which had its first closing on November 1, 2023. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
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
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising. The warehoused investments are transferred to the investment vehicle if and when sufficient third party capital, including debt, is raised. Generally, the timing of future warehousing activities is not known. Nevertheless, investment warehousing is undertaken only if it is determined that we will have sufficient liquidity through the anticipated warehousing period.
At September 30, 2023, warehoused investments aggregate to $50 million at cost.
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
At September 30, 2023, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At September 30, 2023, we had $50.0 million of operating lease obligations on our corporate offices, which are funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
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
We have other marketable equity securities that are available for future monetization, with our share valued at $12.8 million at September 30, 2023.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash, cash equivalents and restricted cash—beginning of period	$1,036,739	$1,766,245
Net cash provided by (used in):
Operating activities	192,080	194,773
Investing activities	(768,072)	(1,929,361)
Financing activities	78,596	741,772
Effect of exchange rates on cash, cash equivalents and restricted cash	(673)	(3,039)
Cash, cash equivalents and restricted cash—end of period	$538,670	$770,390

Operating Activities
Cash inflows from operating activities are generated primarily through fee income, including incentive fees, and distributions of our share of net carried interest from our investment management business, property operating income from our real estate investments, and distributions of earnings received from equity investments. This is partially offset by payment of operating expenses, including property management and operations, investment transaction-related costs, as well as compensation and general administrative costs.
Our operating activities generated net cash inflows of $192.1 million in 2023 and $194.8 million in 2022.
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
Our investing activities generated net cash outflows of $768.1 million in 2023 and $1.9 billion in 2022. Cash outlays in 2023 can be attributed primarily to the acquisition of InfraBridge and deconsolidation of DataBank, partially offset by the sale of BRSP shares. 2022 cash outlays were driven by the acquisitions of TowerCo and data centers in the Operating segment.
•DataBank recapitalization and deconsolidation—In 2023, we received proceeds of $21.5 million, net of carried interest distribution, from the recapitalization of DataBank. Following the recapitalization, DataBank was deconsolidated, effective September 14, 2023, resulting in the derecognition of $102.4 million of cash and restricted cash (Note 10).
•Business combination—In 2023, we paid $314.3 million (net of cash assumed) for the acquisition of InfraBridge.
•Equity investments—Equity investments generated net cash inflows in both years.
In 2023, equity investments recorded net cash inflows of $232.3 million, attributed primarily to $201.6 million from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities. These cash inflows were partially offset by funding of our fund commitments.
2022 saw net cash inflows of $97.4 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, and a return of capital from the first sale of investment by DBP I, partially offset by additional contributions to our digital funds.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.
Net cash outflows in 2023 was $613.1 million, attributed to DataBank's data center acquisition in Dallas and capital expenditures in our data center portfolio, including payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio.
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
•Debt investments—Our debt investments generated minimal net cash inflows in 2023 and 2022.
Having relinquished all of our warehoused debt investments in 2022, the only cash activity with respect to debt investments in 2023 was the full repayment of a loan held by DataBank of $6.8 million.
In 2022, net cash inflows was relatively immaterial at $4.6 million as we had largely transferred our acquired or originated warehoused loans to our sponsored credit fund and to a third party sponsored collateralized loan obligation ("CLO").
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Separately, subsidiaries in the Operating segment, including DataBank prior to its deconsolidation in September 2023, finance their investing activities largely through investment-level secured debt and incur cash outlays for debt servicing and distributions to their third party investors who represent noncontrolling interests.
Financing activities generated net cash inflows in both years.
•In 2023, the net cash inflows of $78.6 million represent primarily $489.9 million of additional investment-level debt in the Operating segment, largely offset by repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $78.3 million distributed for capital redeemed by a noncontrolling interest in a consolidated liquid fund, and income distribution to noncontrolling interests in Vantage SDC.
•The financing net cash inflows of $741.8 million in 2022 was driven by financing for the acquisition of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. Additionally, cash inflows included our share of proceeds recorded in equity of $302.8 million from sale a portion of our interest in our DataBank subsidiary in connection with the partial recapitalization in August 2022 that was treated as an equity transaction (Note 10). The cash inflows were partially offset by $388.5 million of cash paid to redeem Wafra's interest in our investment management business. Financing cash outflows also included repayment of our warehouse credit facility of $172.5 million with proceeds from a transfer of the warehoused loans to a third party CLO, and paydowns on amortizing debt in our Operating segment. Other notable cash outflows included preferred and common stock repurchases totaling $60.8 million and distributions to various controlling interests.
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
Market Risk Effect on Fee Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee income. Generally, our management fee income is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods. To a lesser extent, management fees are based upon the net asset value of vehicles in our Liquid Strategies, measured at fair value. At September 30, 2023, our Liquid Strategies make up 4% of our $30 billion FEEUM. Accordingly, most of our management fee income will not be directly affected by changes in investment fair values.
Incentive Fees and Carried Interest—Incentive fees and carried interest, net of management allocations, are earned based upon the financial performance of a vehicle above a specified return threshold, which is largely driven by appreciation in value of underlying investments. Carried interest is subject to reversal until such time it is distributed, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition. The extent of the effect of fair value changes to the amount of incentive fees and carried interest earned will depend upon the cumulative performance of an investment vehicle relative to its return threshold, the performance measurement period used to calculate incentives and carried interest, and the stage of the vehicle's lifecycle. Investment fair values in turn could be affected by various factors, including but not limited to, the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. Therefore, fair value changes are unpredictable and the effect on incentive fee and carried interest varies across different investment vehicles.
Foreign Currency Risk
As of September 30, 2023, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Corporate debt—Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amount as of September 30, 2023.
Investment-level debt—Investment level financing, which totals $2.8 billion, consists predominantly of fixed rate securitized notes issued by the Vantage SDC subsidiary in the Operating segment. Of this amount, only $4.7 million or 0.2% is composed of variable rate debt at September 30, 2023, which is indexed primarily to Term SOFR. Additionally, as the Company's subsidiary in the Operating segment is substantially (87%) owned by third party investors, the resulting increase in interest expense from higher interest rates will be attributed predominantly to noncontrolling interests, with a minimal share of that effect attributed to DBRG. Therefore the effect to DBRG of increases in interest rates on variable rate debt in the Operating segment is not material.
Equity Price Risk
At September 30, 2023, we had $84 million of long positions and $44 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our shareholders is further reduced as our consolidated liquid funds are substantially owned by third party capital, which represent noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Charter of DigitalBridge Group, Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc., effective August 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
10.1*†	Employment Agreement, dated as of August 22, 2023, between DigitalBridge Group, Inc. and Geoffrey Goldschein
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: November 3, 2023

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jacky Wu
Jacky Wu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)