Form 10-K
period 2023-12-31
DigitalBridge Group, Inc.
filed 2024-02-23
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $2.4 billion. As of February 20, 2024, 163,303,023 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•difficult market and political conditions, including those resulting from supply chain difficulties, inflation, higher interest rates, a general economic slowdown or a recession;
•our ability to raise capital from investors for our Company, our funds and the companies that we manage;
•the performance of our funds and investments relative to our expectations and the highly variable nature of our revenues, earnings and cash flow;
•our exposure to risks inherent in the ownership and operation of infrastructure and digital infrastructure assets, including our reliance on third-party suppliers to provide power, network connectivity and certain other services to our managed companies;
•our exposure to business risks in Europe, Asia, Latin America and other foreign markets;
•our ability to increase assets under management ("AUM") and expand our existing and new investment strategies while maintaining consistent standards and controls;
•our ability to appropriately manage conflicts of interest;
•our ability to expand into new investment strategies, geographic markets and businesses, including through acquisitions in the infrastructure and investment management industries;
•the impact of climate change and regulatory efforts associated with environmental, social and governance matters;
•our ability to maintain effective information and cybersecurity policies, procedures and capabilities and the impact of any cybersecurity incident affecting our systems or network or the system and network of any of our managed companies or service providers;
•the ability of our portfolio companies to attract and retain key customers and to provide reliable services without disruption;
•any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims
•our ability to obtain and maintain financing arrangements, including securitizations, on favorable or comparable terms or at all;
•the general volatility of the securities markets in which we participate;
•the market value of our assets and effects of hedging instruments on our assets;
•the impact of legislative, regulatory and competitive changes, including those related to privacy and data protection and new SEC rules governing investment advisers;
•whether we will be able to utilize existing tax attributes to offset taxable income to the extent contemplated;
•our ability to maintain our exemption from registration as an investment company under the 1940 Act;
•changes in our board of directors or management team, and availability of qualified personnel;

•our ability to make or maintain distributions to our stockholders; and
•our understanding of and ability to successfully navigate the competitive landscape in which we and our managed companies operate.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Readers of this Annual Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
RISK FACTOR SUMMARY
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to Our Business
•Difficult market and political conditions could adversely impact our business, financial condition and results of operations.
•Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
•The investment management business is intensely competitive and we depend on investors in the funds we manage for the continued success of our business.
•Poor performance of our funds would cause a decline in our revenue and results of operations which may obligate us to repay performance fees previously paid to us and could adversely affect our ability to raise capital for future funds.
•Many parts of our revenues, earnings and cash flow are highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.
•Our investments in infrastructure assets, particularly digital infrastructure, may expose us to risks inherent in the ownership and operation of such assets.
•Our operations in Europe, Asia, Latin America and other foreign markets expose our business to risks inherent in conducting business in foreign markets.
•Valuation methodologies for certain assets in our managed institutional private funds can involve subjective judgements, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of performance and accrued performance fees of one or more of our managed funds.
•The organization structure and management of our current and future investment vehicles and of the Company and OP may create conflicts of interest.
•We may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses. Additionally, rapid growth of our businesses, particularly outside the U.S., may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
•We do not directly control the operations of our portfolio companies and are therefore dependent on portfolio company management teams to successfully operate their businesses. Additionally, we may not realize the anticipated benefits of our strategic partnerships and joint ventures.
•Our funds may be forced to dispose of investments at a disadvantageous time.
•Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

Risks Related to our Organizational Structure and Business Operations
•We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
•There may be conflicts of interest between us and our Chief Executive Officer, our President and certain other former senior employees of Digital Bridge Holdings, LLC (“DBH”) that could result in decisions that are not in the best interests of our stockholders.
•The occurrence of a cybersecurity incident or a failure to implement effective information and cybersecurity policies, procedures and capabilities has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
Risks Related to Financing
•We require capital to continue to operate and grow our business, and the failure to obtain such capital, either through the public or private markets or other third-party sources of capital, could have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.
•Changes in the debt financing markets or higher interest rates could negatively impact the value of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
•Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.
Risks Related to Ownership of Our Securities
•The market price of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
•We may issue additional equity securities, which may dilute your interest in us.
Risks Related to Our Incorporation in Maryland
•Certain provisions of Maryland law could inhibit changes in control.
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

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms the "Company," "DBRG," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a Delaware limited liability company and the operating company of DBRG, and its consolidated subsidiaries.
Our Organization
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At December 31, 2023, we had $80 billion of AUM, composed of assets managed on behalf of limited partners or investors of investment vehicles we manage, and separately, our stockholders.
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2023, we owned 93% of the Operating Company as its sole managing member.
Our Business
The Company conducts its business through its one reportable segment of Investment Management. The Operating segment was discontinued following full deconsolidation of the portfolio companies in the Operating segment on December 31, 2023.
The Investment Management segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles.
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
•Core Equity invests in digital infrastructure businesses and assets with long-duration cash flow profiles, primarily in more developed geographies (the Strategic Assets Fund, or "SAF").
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
•InfraBridge is focused on mid-market investments in the digital infrastructure and related sectors of transportation and logistics, and energy transition (the Global Infrastructure Fund ("GIF") series of funds).

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
•Products—Provide flexible and creative solutions across the capital structure to digital real estate and infrastructure companies around the world.
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

Management Fees—Management fees for equity funds are calculated at contractual rates between 0.64% per annum and 1.60% per annum of investors' committed capital during the commitment period, and thereafter, contributed or invested capital (subject to certain reductions for net asset value or NAV write-downs); at contractual rates between 0.25% per annum and 1.10% per annum of invested capital from inception for Credit and co-investment vehicles; and at contractual rates between 0.30% per annum and 1.25% per annum based upon NAV for vehicles in the Liquid Strategies and gross asset value ("GAV") for certain Infrabridge co-investment vehicles. Also, certain co-investment vehicles charge a one-time fee upfront at contractual rates between 0.15% and 2.00% of committed capital, generally to be paid in tranches.
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
Allocation of Incentive Fees and Carried Interest—A portion of incentive fees and carried interest earned by us are allocable to senior management, investment professionals, certain other employees and former employees, and for certain funds, to a third party investor, Wafra. These allocations are generally not paid to the recipients until the related incentive fees and carried interest amounts are distributed by the funds to us. If the related carried interest distributions received by us are subject to clawback, the previously distributed carried interest would be similarly subject to clawback from the recipients. We generally withhold a portion of the distribution of carried interest to satisfy the employee and former employee recipients' potential clawback obligation.
Our Fund Capital Investments
As general partner, we have minimum capital commitments to our sponsored funds. With respect to certain of our sponsored funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our capital commitments are funded with cash and not through deferral of management fees or carried interest. Our fund capital investments further align our interests to our investors.
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
Increasing competition in the investment management industry may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.
Customers
Our investment management business has over 100 institutional investors that form our diverse, global investor base, including but not limited to: public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments.
Seasonality
We generally do not experience pronounced seasonality in our business.
Regulatory and Compliance Matters
Our business, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws, foreign investment laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. See Item 1A. "Risk Factors–Regulatory Risks.”
Investment Advisers Act of 1940
All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") (other investment advisers (or the equivalent) may be registered in non-U.S. jurisdictions). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to applicable fiduciary duties derived from these provisions that apply to our relationships with the investment vehicles that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our investors and our investments, including, for example, restrictions on agency, cross and principal transactions, and transactions with affiliated service providers. We, or our registered investment adviser subsidiaries, will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. Examinations of private fund advisers have resulted in a range of actions, including deficiency letters and, where appropriate, referrals to the Division of Enforcement of the SEC. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. We expect continued focus by the SEC on private fund advisers and a continuing high level of SEC enforcement activity under the current administration.
In August 2023, the SEC voted to adopt previously proposed new rules and amendments to existing rules under the Investment Advisers Act (collectively, the “Private Funds Rules”) specifically related to investment advisers and their activities with respect to private funds they advise. In particular, the Private Funds Rules will, among other changes, impose quarterly reporting by private funds to investors that is required to contain detailed information on performance, investments, adviser-compensation, fees and expenses, capital inflows and capital outflows; require registered investment advisers to obtain an annual audit for all private funds that meets the requirements of the existing Investment Advisers Act custody rule; require registered investment advisers to obtain a fairness or valuation opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as GP-led secondaries); restrict advisers from engaging in certain practices unless they satisfy certain disclosure requirements and, in some cases, consent requirements, which practices include, without limitation, charging certain regulatory or compliance fees or expenses, or fees or expenses associated with an examination, of the investment adviser or its related persons to private fund clients, seeking reimbursement for certain investigation-related expenses, reducing the amount of the general partner’s clawback by actual, potential or hypothetical taxes applicable to the general partner or its employees, borrowing from a private fund, making non-pro rata fee or expense allocations; restrict advisers from engaging in certain forms of preferential treatment to private fund investors related to liquidity and information rights if they would be reasonably expected to have a material negative effect on other investors and otherwise require advisers to make certain disclosures regarding preferential treatment of investors; and prohibit an adviser from having a private fund bear the costs of any fees or expenses related to an investigation resulting in a court or governmental authority imposing a sanction for violating the Investment Advisers Act. The Private Funds Rules also impose additional requirements on advisers to document their annual compliance reviews in writing and retain additional required books and records relating to private funds they advise. Although the legality of the Private Funds Rules is currently being challenged in federal court, it is uncertain whether this legal challenge will succeed.
The SEC has also recently proposed, and can be expected to propose, additional new rules and rule amendments under the Investment Advisers Act including in respect of additional Form PF reporting obligations (in addition to those recently adopted), predictive data analytics, custody requirements, cybersecurity risk governance, the use of predictive data analytics or similar technologies, the outsourcing of certain functions to service providers and changes to Regulation S-P (the “Other Proposed Rules”). The Private Funds Rules, and the Other Proposed Rules, to the extent adopted, are expected to significantly increase compliance burdens and associated costs and complexity. This regulatory complexity, in turn, may increase the need for broader insurance coverage by fund managers and increase such costs and expenses. Certain of the proposed rules may also (i) increase the cost of entering into and maintaining relationships with service providers; (ii) limit the number of service providers; and/or (iii) increase the costs of engaging with service providers, in each case, in a detrimental manner. In addition, these amendments could increase the risk of exposure to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect our reputation. There can be no assurance that the Private Funds Rules, the Other Proposed Rules or any other new SEC rules and amendments will not have a material adverse effect on us.
Investment Company Act of 1940
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, as amended (the "1940 Act"), and the rules and regulations of the SEC thereunder if: it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or, absent an applicable exemption or exception, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test").
We do not propose to engage primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an investment management firm engaged primarily in deploying and managing capital in infrastructure assets, and we believe that we are not an investment company under the 40% test. We also believe that the nature of our assets and the sources of our income allow us to qualify for the exception from the 40% test provided by Rule 3a-1 under the 1940 Act. We also believe that we are excepted from the definition of investment company pursuant to section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. In addition, many of our wholly owned subsidiaries rely on the exemption under section 3(c)(7) because all of their outstanding securities are owned by other subsidiaries of ours that are not investment companies.
We view the capital interests we hold in investment vehicles that we also manage not to be investment securities as defined under the 1940 Act for purposes of the 40% test, regardless of whether these interests are general partner interests or limited partner interests, or the equivalent of either in other forms of organization. Many of our investments in entities that own infrastructure assets consist of limited partner or similar interests owned by our subsidiaries in entities that they or other subsidiaries manage as general partner or managing member. The courts and the SEC staff have provided little guidance regarding the characterization for purposes of the 1940 Act of a limited partner interest or its equivalent in circumstances such as ours, but we believe, based on our understanding of applicable legal principles, that limited partner and equivalent interests do not constitute investment securities in this context. Our determination that we are not an investment company under the 40% test is in part based upon the characterization of our limited partner or similar interests in entities that we control as general partner or managing member as not being investment securities. We can provide no assurance that a court would agree with our analysis under the 40% test if it were to be challenged by the SEC or a contractual counterparty.
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
Data Privacy Regulation
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation that imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, a similar framework in the United Kingdom (the “UK GDPR”), and various privacy laws applicable to individuals residing in the United States, including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act. See Item 1A. “Risk Factors–Regulatory Risks–Privacy and data protection regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition, and operating results.”
Regulated Entities Outside of the United States
Certain of our subsidiaries and the funds that we manage that operate in jurisdictions outside of the United States are licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States, and as a result are regulated by various international regulators and subject to applicable regulation. These registrations, licenses or authorizations relate to providing investment advice, discretionary investment management, arranging deals, marketing securities, capital markets activities and/or other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries that have been registered, licensed or authorized could expose us to liability and/or damage our reputation. Outside of the U.S., certain of our subsidiaries and the funds that we manage are subject to regulation in numerous jurisdictions, including the EU, the United Kingdom, Luxembourg, Cayman Islands, Hong Kong, Singapore and Abu Dhabi.
Culture of Compliance
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, anti-money laundering (including know-your-customer controls), valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.
Our compliance group also monitors the information barriers that we maintain between DigitalBridge’s businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. To maximize that access and related synergies without compromising compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.
Human Capital Resources
We believe that people are our most important asset and we are focused on attracting, retaining, developing and advancing the best talent for DigitalBridge. We strive to foster a diverse, equitable and inclusive work environment which is paramount to the execution of our business strategy. We nurture the values of entrepreneurship, intellectual curiosity and agility which are core to our culture. We believe that our people, culture and specialization in the digital infrastructure space position us to deliver long-term success for our stockholders and fund investors.
Talent Management
We have approximately 300 employees, of which approximately 68% are in the U.S. with the remaining in our international locations. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
We pursue several strategic paths to attract, retain, develop and advance top talent. First, we seek to enhance our employer brand recognition and broaden the pool of talent through partnerships with many colleges, collaboration with leading recruiting firms and diversity organizations and leveraging long-standing industry relationships. Second, we are focused on shaping the employee experience by establishing a consistent and market competitive set of practices and monitoring employee engagement. Third, we continuously work to enhance leadership capabilities, individual performance and growth by providing a wide range of learning and professional development opportunities, both formally and informally, and ensuring every employee receives 360-degree feedback on their performance and their developmental opportunities.
Diversity
We are focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to our collective success. We recognize that a diverse investment team enhances our ability to source, evaluate and manage an attractive and differentiated set of investment opportunities. We have established a steering committee to support diversity of our investment opportunities by broadening our talent pools, encouraging retention of our employees, and providing best-in-class training and development opportunities to our employees. Our dedication to fostering diversity and inclusion is also supported by our Company’s board of directors, five of nine members of whom are women and/or people of color.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses tied to specific performance goals, and, generally for all mid-level and above employees, long-term equity awards tied to time-based vesting conditions and in the case of our executive officers the relative value of our stock price as compared to our peers. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. We commission a compensation benchmark survey annually to ensure our compensation packages are competitive and in-market and this year we also introduced compensation structures to ensure market and internal equity. In addition, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, charitable gift matching, a student loan paydown program and a 401(k) plan.
Community Involvement
We seek to give back to the communities where we live, work and operate by participating in local, national and global causes, and believe that this commitment helps in our efforts to attract and retain employees. Recent involvement has included support to Télécoms Sans Frontières, an emergency technology non-governmental organization which intervenes in the context of humanitarian crises, conflict zones and areas hit by natural disasters, and mentorship to youth and high school students through partnerships with Big Brothers Big Sisters in New York. Our employees serve as the ambassadors of our social responsibility values, which they share through volunteering and charitable giving.

Environmental, Social and Governance ("ESG")
We aim to develop resilient companies and competitive assets that deliver long-term value for our investors. ESG principles have long informed the way we run the Company, approach investing and partner with the management teams in our portfolio companies. In recent years we have formalized our approach by building a dedicated team of professionals to support ESG integration across the DBRG business units as well as at our portfolio companies. We also have a cross-functional ESG Committee that steers the Company’s ESG program, including helping to develop initiatives designed to improve related performance metrics and disclosures. This committee presents ESG data and updates at the DBRG and portfolio company level on a quarterly basis to our Board of Directors, who exercise oversight of the Company’s ESG program and strategy.
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
We focus on the ESG issues that have the greatest potential impact on our business and/or our portfolio companies. The result is a targeted universe of priority issues as follows:
•Energy Efficiency, Greenhouse Gas Emissions and Physical Climate Risks
•Diversity Talent Management
•Foreign Corrupt Practices Act, Anti-Bribery and Anti-Corruption
•Workplace Health and Safety
•Data Privacy and Data Security
We use a framework to integrate these considerations into our investment process that guides our analysis of material ESG factors during both due diligence and ongoing asset management to inform our investment decision-making and support implementation of ESG best practices at our portfolio companies. We provide guidance and resources to our portfolio companies with respect to their ESG initiatives and actively engage with the ESG leadership at each of our portfolio companies to manage and report on a common set of key performance indicators and ESG metrics. We also have a Responsible Lending Policy that applies to our credit products, which have a fundamentally different position to engage with underlying companies on ESG issues. As a credit investor in digital infrastructure, we are committed to encouraging the integration of ESG issues into transaction documentation and lending terms, where possible.
We are also committed to advancing transparency of our sustainability practices. We publish an annual ESG report that is publicly available in the Responsibility section of the Company’s website.
Anti-ESG sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation or initiatives, or issued related legal opinions. Additionally, asset and investment managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change, climate-related risks, or diversity, equity and inclusion initiatives. Such anti-ESG policies, legislation, initiatives and scrutiny could expose the Company and its managed funds to the risk of litigation, antitrust investigations or challenges and enforcement by state or federal authorities, result in injunctions, penalties and reputational harm and require or lead certain investors to divest or discourage certain investors from investing in the Company or its Funds. The Company or its Funds could become subject to additional regulation, regulatory scrutiny, penalties and enforcement in the future, and the Company cannot guarantee that its current approach will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. The consideration of ESG and/or impact factors (including but not limited to greenhouse gas emissions avoided or diversity, equity and inclusion initiatives) is undertaken solely for the purposes of maximizing the financial return to our shareholders and managed fund participants. See "Risk Factors–Risks Related to Our Business–We are subject to increasing focus by our fund investors, our stockholders, regulators and other stakeholders on environmental, social and governance matters.”
Available Information
Our website address is www.digitalbridge.com. Information contained on our website is not incorporated by reference into this Annual Report and such information does not constitute part of this report and any other report or documents the Company files with or furnishes to the SEC.

Our annual reports on Form 10-K (including this Annual Report), quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments thereof are available on our website under “Shareholders—SEC Filings,” as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, and may be viewed at the SEC’s website at www.sec.gov. Copies are also available without charge from DigitalBridge Investor Relations. Information regarding our corporate governance, including our corporate governance guidelines, code of ethics and charters of committees of the Board of Directors, are available on our website under “Shareholders—Corporate Governance,” and any amendment to our corporate governance documents will be posted within the time period required by the rules of the SEC and the New York Stock Exchange ("NYSE"). In addition, corporate presentations are also made available on our website from time to time under “Shareholders—Events & Presentations."
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
Risks Related to Our Business
Difficult market and political conditions could adversely impact our business, financial condition and results of operations.
Our business is materially affected by general economic and political conditions and events throughout the world, such as changes in interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and responses to widespread health events, such as the novel coronavirus (COVID-19) pandemic, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our funds to raise or deploy capital, reducing the value or performance of our investments and the investments made by our funds and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our funds invest would likely have a negative impact on the value of our assets and spending and demand for infrastructure and technology and, accordingly, our and our funds' financial performance, the market prices of our securities, and our ability to pay dividends.
The U.S. and other developed economies have recently been experiencing higher-than-normal inflation rates. It remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation, rising interest rates, declining employment levels, declining demand for digital infrastructure, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the digital infrastructure and real estate markets in the past and may in the future negatively impact the performance of our investments, resulting in a more difficult fund raising environment and reducing exit opportunities in which to realize the value of our investments. During periods of difficult market or economic conditions (which may occur across one or more industries or geographies), the various companies or assets in which we have investments may experience several issues, including decreased revenues, increased costs, credit rating downgrades, difficulty in obtaining financing and even severe financial losses or insolvency.
In addition, political uncertainty may contribute to potential risks beyond our control, such as changes in governmental policy on a variety of matters including trade, manufacturing, development and investment, the restructuring of trade agreements, and uncertainties associated with political gridlock. The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or further escalations in the Russia-Ukraine war or Gaza-Israel conflict, could lead to disruption, instability and volatility in the global markets, which may also have an impact on our investments and exit opportunities in negatively impacted sectors or geographies.

We have only a limited ability to change our portfolio promptly in response to changing economic, political or other conditions, which impedes us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. Additionally, certain of our significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor.
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. For example, investors may downsize their investment allocations to alternative asset managers to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative investments could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Poor performance of our funds, or regulatory or tax constraints, could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, which may affect our ability to raise capital for existing and future funds. If economic and market conditions deteriorate or continue to be volatile, investors may delay making new commitments to investment funds and/or we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. We may not be able to find suitable investments for the funds to effectively deploy capital, which could reduce our revenues and cash flow and adversely affect our financial condition as well as our ability to raise new funds and our prospects for future growth. If we were unable to raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected. Furthermore, while our senior professionals have committed substantial capital to our funds, commitments from new investors may depend on the commitments made by our senior professionals to new funds. There can be no assurance that there will be further commitments to our funds by these individuals, and any future investments by them in our funds or other investment vehicles will likely depend on the performance of our funds, the performance of their overall investment portfolios and other investment opportunities available to them.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of client service, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors increase our competitive risks, some of which are outside of our control, including that:
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
•some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us;
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
•our competitors may be able to innovate disruptive technologies and/or new business models to which we may be slow to adapt;
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

•some investors may prefer to pursue investments directly instead of investing through one of our managed funds or investment vehicles;
•competition for qualified motivated, and highly-skilled executives, professionals and other key personnel in investment management firms is significant, both in the U.S. and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors; and
•other investment managers may offer more products and services than we do, have more diverse sources of revenue or be more adept at developing, marketing and managing new products and services than we are.
We may find it harder to raise capital in the private funds and other investment vehicles that we manage, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, decreased rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, revenues, results of operations and cash flow.
We depend on investors in the funds we manage for the continued success of our business.
It could become increasingly difficult for the funds we manage to raise capital as funds compete for investments from a limited number of qualified investors. Without the participation of investors, the funds we manage will not be successful in consummating their capital-raising efforts, or they may consummate them at investment levels (or fee rates) lower than those currently anticipated.
Certain institutional investors have publicly criticized elements of our compensation arrangements, including management and advisory fees. Although we have no obligation to modify any fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into some such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds or co-investments, without corresponding decreases in our cost structure even if other revenue streams increase, would adversely affect our revenues and profitability.
The failure of the funds we manage to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, performance fees and/or fee revenue and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
We continue to depend on investors in the funds we manage even after the capital-raising phase of any fund. Investors in many of the funds we manage make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
The governing agreements of most of our investment funds provide that, subject to certain conditions, third party investors in those funds have the right to remove the general partner of the fund, terminate the commitment period of the fund or to accelerate the termination date of the investment fund without cause by a majority or supermajority vote, which could result in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of performance fees from those funds. In addition, the governing agreements of certain of the funds we manage allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund and are not replaced by qualified individuals of comparable seniority and qualifications, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, or (iv) dissolve the fund or terminate the commitment period upon a change of control. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Poor performance of our funds would cause a decline in our revenue, and results of operations, which may obligate us to repay performance fees previously paid to us and could adversely affect our ability to raise capital for future funds.
We derive revenues primarily from:
•management fees, which are based generally on the amount of capital committed to or invested by our funds;
•performance fees, which are based on the performance of our funds; and
•returns on investments of our own capital in the funds and other investment vehicles that we sponsor and manage.
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers which could make it more difficult for us to raise new capital, and investors in our funds may decline to invest in future funds we raise. As a result, our performance fees may be adversely affected and, all else being equal, the value of our assets under management could decrease, which may, in turn, reduce our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance and may not receive performance fees with regard to such fund. Furthermore, if, as a result of poor performance or otherwise, a fund does not achieve total investment returns that exceed a specified investment return threshold over the life of the fund or other measurement period, we may be obligated to repay the amount by which performance fees that were previously distributed or paid to us exceed amounts to which we were entitled. We also guarantee such clawback obligations of our employees and may be required to repay a portion of performance fees distributed to an employee to the extent such employee fails to fulfill their repayment obligation and the amount held back by the Company from prior distributions to the employee is insufficient to satisfy the obligation.
Many parts of our revenues, earnings and cash flow are highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our asset management business can vary significantly from quarter to quarter and year to year. In addition, performance fees from some of the funds we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner (or an affiliate thereof) has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our shares or increased volatility in the price of our shares in general.
The timing of performance fees generated by the funds we manage is uncertain and will contribute to the volatility of our results. Performance fees depend on the performance of the funds we manage. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, if the funds we manage were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods.
Our fee revenue may also depend on the pace of investment activity in certain of our funds during certain periods. Management fees are calculated generally based on investors’ committed capital during the commitment period of the fund, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs); invested capital for co-investment vehicles; or NAV for vehicles in the liquid securities strategy. Accordingly, a decline in the pace or the size of investments could reduce our revenue from management fees for certain funds during certain periods. Likewise, during an attractive selling environment, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of disposition will directly impact our revenues.

Our investments in digital infrastructure may expose us to risks inherent in the ownership and operation of digital infrastructure.
We have invested and plan to continue to invest, primarily through our managed funds, in multiple asset classes within digital infrastructure, including, without limitation, data centers, cell towers, fiber networks, small cells and edge infrastructure, throughout the United States and around the world. Investment in digital infrastructure assets involves many relatively unique and acute risks. These risks include the following:
•Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers;
•Any failure of physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation. Such a failure could result from numerous factors, including mechanical failure, power outage, human error, shortage of material and skilled labor or work stoppages, physical or electronic security incidents, war, terrorism, health crises or pandemics, fire, earthquake, hurricane, flood, climate change, and other natural disasters, sabotage and vandalism;
•Service interruptions, equipment failures or security incidents may result in legal liability, regulatory requirements, penalties and monetary damages and damage our brand and reputation;
•Dependence on third-party suppliers for power, network connectivity and certain other services results in vulnerability to service failures of such third-party suppliers and to price increases by such suppliers to the extent such costs are not borne by customers;
•The digital infrastructure industry is highly competitive and it may be difficult to develop and maintain a balanced customer base, resulting in increased risk based on the credit quality of one or more customers;
•Demand for digital infrastructure assets, power or connectivity is particularly susceptible to general economic slowdowns as well as adverse developments in the internet and data communications and broader technology industries;
•Demand for digital infrastructure that supports wireless infrastructure, such as cell towers, is particularly susceptible to changes in the levels of consumption of mobile data and investment by mobile carriers;
•Technological developments, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may cause certain digital infrastructure assets to become obsolete or result in decreased demand for certain digital infrastructure assets;
•Digital infrastructure investments are subject to substantial government regulation related to the acquisition and operation of such investments; and
•The use and development of generative AI technologies is subject to evolving and complex regulatory frameworks across various jurisdictions, and it remains uncertain how generative AI and such regulatory developments will impact new and existing digital infrastructure investments.
Our digital infrastructure focused funds may be more susceptible to any single economic, political or regulatory occurrence and more volatile than a more diversified fund. Additionally, our strategy to invest across different classes of digital infrastructure assets may not perform as well as a portfolio that is concentrated in a particular type of digital infrastructure assets. Any of these factors may cause the value of the investments in our digital infrastructure funds to decline, which may have a material impact on our business and results of operations.
Our investments in infrastructure assets, including through our InfraBridge funds, may expose us to increased risks that are inherent in the ownership of real assets.
Investments in infrastructure assets, including through our InfraBridge funds, expose us to increased risks that are inherent in the ownership of real assets, including:
•Infrastructure investments are vulnerable to adverse change in the economic conditions in the jurisdiction in which they are situated, as well as to global economic declines. Since projects in this sector tend to be of a long-term nature, projects which were conceived at a time when conditions were favorable may subsequently be adversely affected by change in the financial markets, investor sentiment or a more general economic downturn;
•Investment vehicles may borrow to fund acquisitions or other activities and accordingly may be exposed to rates of interest which are variable over the life of the borrowing. Consequently, there is the risk that unfavorable movements in interest rates may adversely affect assets;

•Ownership of infrastructure assets may present risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental, health and safety or other applicable laws, regulations and permit requirements;
•Many infrastructure asset investments greatly rely on the steady supply of power at reasonable costs and could be harmed by prolonged power outages or shortages, increased cost of energy or general lack of availability of electrical resources;
•Infrastructure asset investments may face construction and development risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) adverse weather conditions and unexpected construction conditions, (d) accidents or the breakdown or failure of construction equipment or processes, and (e) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction or development activities once undertaken; and
•The operation of infrastructure assets can be exposed to unplanned interruptions caused by significant catastrophic or force majeure events and there can be no assurance that such investments’ insurance policies would cover losses. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.
Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require external operators to manage such investments under contractual relationships and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to counterparty default risk or poor operational performance. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk and price controls. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
Our operations in Europe, Asia, Latin America and other foreign markets expose our business to risks inherent in conducting business in foreign markets.
A portion of our revenues are sourced from our foreign operations in Europe, Asia, Latin America and other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business and pursuing investment opportunities abroad carries significant risks, including:
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
•share ownership restrictions on foreign operations and restrictions on foreign investment;
•compliance with U.S. laws affecting operations outside of the United States, including sanctions laws, or anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”); and
•geographic, time zone, language and cultural differences between personnel in different areas of the world.
Each of these risks might adversely affect our performance and the performance of our investments. In addition, to accommodate the needs of global investors and strategies, we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities and those of our funds and, in some cases, our funds’ portfolio companies, are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the FCPA. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
Rapid growth of our businesses, particularly outside the U.S., may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
Our assets under management have grown significantly in the past, and we are pursuing further growth in the near future, both organic and through acquisitions. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, accounting, compliance and operational infrastructure and has increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management has grown, but of the growth in the variety and complexity of, as well as the differences in strategy between, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:
•maintaining adequate financial regulatory (legal, tax and compliance) and business controls;
•providing current and future investors with accurate and consistent reporting;
•implementing new or updated information and financial systems and procedures;
•monitoring and enhancing our cybersecurity and data privacy risk management; and
•training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
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
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment advisor examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
The organization and management of our current and future investment vehicles may create conflicts of interest.
We currently manage, and may in the future manage, private funds and other investment vehicles that may be in competition with each other with respect to investment opportunities and financing opportunities. In general, our digital infrastructure focused investment funds and certain portfolio companies thereof have priority over the Company with respect to investment opportunities in digital infrastructure, and investors in our managed funds and investment vehicles typically have priority with regard to any related co-investment opportunities. We have implemented certain procedures to manage any perceived or actual conflicts among us and our managed investment vehicles, including the following:
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
In addition, subject to compliance with the rules promulgated under the Investment Advisers Act and the governing documents of our managed investment vehicles, we have and may continue to allow a managed investment vehicle to enter into principal transactions with us or cross-transactions with other managed investment vehicles or strategic vehicles. For certain cross-transactions, we may receive a fee from, or increased fees from, the managed investment vehicle and conflicts may exist. In certain circumstances, our funds may make investments at different levels of an issuer’s capital structure. If our interests and those of our managed funds and investment vehicles are not aligned, we may face conflicts of interests that result in action or inaction that is detrimental to us, our managed investment vehicles, our strategic partnerships or our joint ventures. Further, certain officers and senior management who make allocation decisions typically have financial interests in a particular fund or managed investment vehicle, which may increase such conflicts of interest.
Potential conflicts will also arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (other than broken deal expenses which are typically borne by investment funds) which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds. The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors) and there is a risk that such investment fund or investor (or the SEC) may challenge our treatment of such conflict, which could impose costs on our business and expose us to potential liability.
Conflicts of interest may also arise in the allocation of fees and costs among our managed companies that we incur in connection with the management of their assets. This allocation sometimes requires us to exercise discretion and there is no guarantee that we will allocate these fees and costs appropriately.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which would materially adversely affect our business and our ability to raise capital in future managed companies.
We may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies, developing new types of investment structures and products (such as separately managed accounts and structured products), expanding into new geographic markets and businesses and marketing products to new categories of investors. Introducing new types of investment structures and products or the types of investors we provide services to could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements.
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
We may also pursue growth through acquisitions of other investment management companies, such as our recent acquisition of InfraBridge. To the extent we expand into new investment strategies, geographic markets and businesses and attempt to expand our business through acquisitions, we will face numerous risks and uncertainties, including risks associated with:
•our ability to successfully negotiate and enter into beneficial arrangements with our counterparties;
•our ability to realize the anticipated operational and financial benefits from an acquisition and to effectively integrate an acquired business;
•the required investment of capital and other resources;

•our ability to successfully integrate, train and retain new employees;
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
We do not directly control the operations of our portfolio companies and are therefore dependent on portfolio company management teams to successfully operate their businesses.
The portfolio companies managed by our funds are typically operated by in-place management teams at such companies or by third party management companies. While we have or expect to have various rights as an owner of the portfolio companies, our governance rights for certain portfolio companies may be shared with or limited by the rights of other investors. We may have limited recourse under our management agreements or investment governing documents if we believe that in-place management teams (who are not our employees) or third-party management companies are not performing adequately. If our portfolio companies or management companies experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities and the failure to successfully manage such risks could have a material adverse effect on our business, results of operations and financial condition.
We often pursue complex investment opportunities involving substantial business, regulatory or legal complexity that would deter investors. Our tolerance for complexity presents risks, as (i) such transactions can be more difficult, expensive and time-consuming to finance, execute and disclose, (ii) it can be more difficult to manage or realize value from the assets acquired in such transactions, and (iii) such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.
Our funds may be forced to dispose of investments at a disadvantageous time.
Our funds may make investments of which they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that our funds will dispose of investments prior to dissolution, we may not be able to do so. The general partners of our funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, and therefore, we may be required to seek to sell, distribute or otherwise dispose of investments during liquidation, which may be at a disadvantageous time. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.
Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact energy prices, insurance costs and the value of investments linked to certain digital infrastructure assets.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
We are subject to increasing focus by our fund investors, our stockholders, regulators and other stakeholders on environmental, social and governance matters.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, consider our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and use such information to decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our stock from their investments, and we may face reputational challenges from other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers by the SEC and other regulators. If regulators disagree with the procedures or standards we use for ESG investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
Conversely, anti-ESG sentiment has also gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions, and ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock.
Risks Related to Our Organizational Structure and Business Operations
We depend on our key personnel, and the loss of their services or the loss of investor confidence in such personnel could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skill, reputations and business contacts of our key personnel, including our Chief Executive Officer and our President, each of whom has entered into an employment agreement with us. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with digital infrastructure professionals, financial institutions, investors in certain of our investment vehicles and other members of the business community are critical to the success of our business. Changes to our management team have occurred in the past, and we cannot assure stockholders of the continued employment of these and other individuals with the Company.
There may be conflicts of interest between us and our Chief Executive Officer and certain other former senior DBH employees that could result in decisions that are not in the best interests of our stockholders.
Prior to our combination with DBH, Marc C. Ganzi, our Chief Executive Officer, Benjamin Jenkins, our President, and certain other DBRG employees who are former senior DBH employees (collectively, "Former DBH Employees") made personal investments in certain portfolio companies and/or related vehicles (collectively, the “DBH Portfolio Companies”), which DBH acquired along with a consortium of third-party investors. In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while the Former DBH Employees retained their respective investments in the DBH Portfolio Companies. As a result of these personal investments and related outside business activities, the Former DBH Employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third-party investors in, major decisions and other operational matters at the DBH Portfolio Companies. In addition, Former DBH Employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events. As a result, Former DBH Employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies. The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and the Former DBH Employees, on the other hand; however, there can be no assurances that such attempts will be effective.

As a result of their personal investments in DataBank and Vantage Data Centers (the prior owner of the assets from which the assets of Vantage SDC were spun out) prior to the Company’s acquisition of DBH and prior to the Company's investment in Vantage SDC, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions have already and may in the future trigger future carried interest payments to the Former DBH Employees upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the buildout of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC. In such transactions, the Company takes a series of steps to mitigate the conflicts in the transactions, including, among others, obtaining approval from an independent committee of the board of directors for any related party transactions. In addition, at the time of the Company's investment in Vantage SDC, Mr. Ganzi and Mr. Jenkins agreed to roll their entitlements to future carried interest in Vantage SDC into equity in Vantage SDC to further align their interests with the Company. For additional information regarding payments to Messrs. Ganzi and Jenkins relating to DataBank and Vantage SDC acquisitions, see Note 16 Transactions with Affiliates, in the Company’s consolidated financial statements.
Subject to our Code of Business Conduct and Ethics and related party transaction policies and procedures, as applicable, we may continue to enter into transactions or other arrangements with the DBH Portfolio Companies in which there are actual or potential conflicts of interests between us and Former DBH Employees. Despite having related party transaction policies and procedures in place and having conflict mitigants in such transactions, such transactions may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. In addition, such transactions may result in future conflicts of interest if the continuing interests of the Former DBH Employees in the transaction (if any) are not aligned with the Company's.
The occurrence of a cybersecurity incident or a or a failure to implement effective information and cybersecurity policies, procedures and capabilities has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships.
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the security, effectiveness and resiliency of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our customers, employees, and vendors. In addition to our information technology networks and systems, our funds’ portfolio companies maintain their own information technology networks and systems to access, store, transmit, and manage or support a variety of business processes and proprietary, confidential, and personal information. The risk of a cybersecurity incident or system or network disruption to networks and systems, including through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A cybersecurity incident or a significant and extended disruption to our or our funds’ portfolio companies’ systems or systems provided by third parties caused by a third-party or by employee error, negligence or fraud, or a failure to report such an incident or significant and extended disruption in the timeframe required by law, may result in compromise or corruption of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business; misappropriation of assets; disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares; significant remediation expenses; and increased cybersecurity protection and insurance costs. A cybersecurity incident or disruption could also interfere with our ability to comply with financial reporting requirements or result in loss of competitive position, regulatory actions or increased regulatory scrutiny, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may identify security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
These risks require continuous and likely increasing attention and resources from us to, among other actions, identify and quantify these risks; upgrade and expand our technologies, systems, and processes to adequately address them; and provide periodic training for our employees to assist them in detecting phishing, malware, and other schemes. This diverts time and resources from other activities. In addition, the cost and operational consequences of responding to a cybersecurity incident or deficiency in our cybersecurity could be significant. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies, procedures capabilities to manage the risk of a cybersecurity incident or disruption, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. And due to the complexity and interconnectedness of our information technology networks and systems, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, such information technology networks and systems.
Moreover, data protection laws and regulations in the jurisdictions where we operate often require “reasonable,” “appropriate” or “adequate” technical and organizational cybersecurity measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our cybersecurity measures will be deemed adequate, appropriate or reasonable by a regulator or court. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.
While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks and cyber intrusions increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
Our funds’ portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cybersecurity breach than other assets or businesses. Such an event may have material adverse consequences on other of our investment or assets of the same type or may require applicable portfolio companies to increase preventative cybersecurity measures or expand insurance coverage.
We may not realize the anticipated benefits of our strategic partnerships and joint ventures.
We have and may continue to enter into strategic partnerships and joint ventures to support growth in our business. We may also make investments in partnerships or other co-ownership arrangements or participations with third parties. In connection with our investments, our partners provide, among other things, property management, investment advisory, sub-advisory and other services to us and certain of the companies that we manage. Any failure of our partners to perform their obligations may have a negative impact on our financial performance and results of operation. Additionally, we may not realize any of the anticipated benefits of our strategic partnerships and joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and the companies we manage to risks and uncertainties not otherwise present with other methods of investment.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, regulatory actions and shareholder class action suits, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance or may result in disputes with insurance carriers relating to coverage. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation, shareholder activism or proxy contests. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our shares of class A common stock.
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
Misconduct by our current and former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our current and former employees, directors, advisers, third party-service providers or others affiliated with us could engage in misconduct or be accused of engaging in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging in illegal or suspicious activities, sexual harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, we could suffer serious harm to our brand and reputation, be subject to penalties or sanctions, face difficulties in raising funds, and suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption laws, such policies and procedures may not be effective in all instances to prevent violations. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
Risks Related to Financing
We require capital to continue to operate and grow our business, and the failure to obtain such capital, either through the public or private markets or other third-party sources of capital, could have a material adverse effect on our business, financial condition, results of operations and ability to maintain our dividends to our stockholders.
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund dividends to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand and cash flow generated from our operations and investments. However, we may also have to rely on third-party sources of capital, including public and private offerings of securities and debt financings. Third-party financing may not be available to us when needed, on favorable terms, or at all. If we are unable to obtain adequate financing to fund or grow our business, it could have a material adverse effect on our ability to acquire additional assets and make our debt service payments, and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
Changes in the debt financing markets or higher interest rates could negatively impact the value of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
A significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements and more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their portfolio companies. Additionally, higher interest rates may create downward pressure on the price of digital infrastructure assets, increase the cost and availability of debt financing for the transactions our funds may pursue and decrease the value of fixed-rate debt investments made by our funds. If our funds are unable to obtain committed debt financing for potential acquisitions or are only able to obtain debt financing at unfavorable interest rates or on unfavorable terms, our funds may have difficulty completing acquisitions that may have otherwise been profitable or if completed, such acquisitions could generate lower than expected profits, each of which could lead to a decrease in our net income. Further, should the equity markets experience a period of sustained declines in values as a result of concerns regarding higher interest rates, our funds may face increased difficulty in realizing value from investments.
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
The value of our investments in certain assets may decline if long-term interest rates continue to increase or remain elevated. Declines in the value of our investments may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. In addition, in a period of rising interest rates, our operating results will partially depend on the difference between the income from our assets and financing costs. We anticipate that, in some cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates could decrease our net income and the market value of our assets.
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
If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling assets, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.
The securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.
The indenture and other agreements entered into by certain of our subsidiaries contain various covenants that limit our and our subsidiaries’ ability to engage in specified types of transactions. For example, among other things our covenants restrict (subject to certain exceptions) the ability of certain subsidiaries to:
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
As of December 31, 2023, we had $300 million in borrowings outstanding under our securitized financing facility and $78.4 million aggregate principal amount of convertible and exchangeable senior notes outstanding. We may choose to finance our businesses operations through further borrowings under the securitized financing facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the risks related to changes in debt financing markets and higher interest rates.
Our indebtedness may bear interest based on SOFR, but experience with SOFR based loans is limited.
Our securitization VFN require and future indebtedness may require the applicable interest rate or payment amount be determined by reference to Secured Overnight Financing Rate ("SOFR”). The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced under USD-LIBOR. In addition, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates that could hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR. In particular, if the agent under our VFN purchase agreement determines that SOFR based rates cannot be determined, outstanding SOFR based VFN may become subject to an alternative benchmark rate.
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
In order to expand our business, we may consider offering class A common stock and securities that are convertible into our class A common stock and may issue additional class A common stock in connection with acquisitions or joint ventures. If we issue and sell additional shares of our class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares of class A common stock that we may issue for cash in non-public offerings without stockholder approval is limited by the rules of the NYSE. However, we may issue and sell shares of our class A common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership. In July 2020, the OP issued $300 million in aggregate principal balance of 5.75% exchangeable senior notes due 2025 (“5.75% exchangeable notes”), which are exchangeable by the noteholder at any time prior to maturity into shares of our class A common stock at an exchange rate of 108.6956 shares of class A common stock per $1,000 principal amount of notes, subject to adjustment upon the occurrence of certain events. As of December 31, 2023, there were approximately $78.4 million in aggregate principal balance of the 5.75% exchangeable notes outstanding. The exchange of some or all of the remaining exchangeable notes will further dilute the ownership interests of existing stockholders, and any sales in the public market of shares of our class A common stock issuable upon such exchange of the notes could adversely affect the prevailing market price.
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
An investment in our shares is not an investment in any of the funds we manage, and the assets and revenues of such funds are not directly available to us.
Shares of class A common stock are securities of the Company only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain funds we manage on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except through management fees, performance fees, distributions in respect of the Company’s investment in such funds and other proceeds arising from agreements with such funds.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. Recent SEC focus areas have also included, among other things, compliance with the SEC's marketing rule and custody rule, the misuse of material non-public information, material impacts on portfolio companies owned by private funds, and compliance with practices described in fund disclosures regarding the use of limited partner advisory committees, including whether advisory committee approvals were properly obtained in accordance with fund disclosures.
The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have continued to focus on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. In September 2022, Colony Capital Investment Advisors, LLC (“CCIA”), the investment adviser to certain legacy funds and vehicles holding legacy assets, received an information request from the SEC’s Division of Enforcement related principally to certain alleged deficiencies identified in an examination of CCIA relating to CCIA’s compliance with its fiduciary duty, duty of care and disclosure of affiliate transactions involving certain legacy businesses and operations. We are cooperating and expect to continue to cooperate with the SEC staff in this investigation. Although we believe that CCIA acted in accordance with applicable legal requirements and always conducted its business in the best interests of its clients, we have taken a number of steps to improve our investor disclosures and compliance processes in response to the CCIA examination. In addition, almost all of the relevant CCIA-managed investment vehicles and related legal entities have been either sold or wound down, and CCIA has not sponsored a new client investment vehicle in over three years and has no plans to do so. Nevertheless, at this time, we cannot predict the outcome of the SEC investigation, which could have a material adverse effect on our business, results of operations or financial condition.
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
In August 2023, the SEC voted to adopt the previously proposed Private Funds Rules. See Item 1. "Business–Regulatory and Compliance Matters–Investment Advisers Act of 1940.” While the full impact of the Private Funds Rules cannot yet be determined, it is generally anticipated that these rules will have a significant effect on private fund advisers and their operations, including by increasing regulatory and compliance costs and burdens and heightening the risk of regulatory inquiries and actions (including public regulatory sanctions) and limiting the sponsor’s ability or willingness to negotiate certain types of individualized terms with investors in a fund or similar pools of assets that invest alongside a fund, which may cause certain investors to not invest who otherwise might have.
In May 2022, the SEC proposed amendments to rules and reporting forms to promote consistent, comparable, and reliable information for investors concerning investment advisers’ incorporation of ESG factors (the “ESG Proposed Rule”). The ESG Proposed Rule seeks to categorize certain types of ESG strategies broadly and require advisers to both provide census type data in Form ADV Part 1A and provide more specific disclosures in adviser brochures based on the ESG strategies they pursue. The SEC has also recently proposed, and can be expected to propose, additional new rules and rule amendments under the Investment Advisers Act including in respect of additional Form PF reporting obligations (in addition to those recently adopted), predictive data analytics, custody requirements, cybersecurity risk governance, the outsourcing of certain functions to service providers and changes to Regulation S-P (together, the “Other Proposed Rules”).
The Private Funds Rules, the ESG Proposed Rule and Other Proposed Rules, to the extent adopted, are expected to result in material alterations to how we operate our business and to significantly increase compliance burdens and associated costs and complexity and to possibly restrict our ability to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity, in turn, may increase the need for broader insurance coverage and increase such costs and expenses. Certain of the proposed rules may also increase the cost of entering into and maintaining relationships with service providers to the Company and its managed funds. In addition, these amendments could expose us to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely affect our reputation and business.
In addition to the U.S. legislation described above, other jurisdictions, including many European jurisdictions, have proposed modernizing financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and possibly registration of, hedge funds and private investment funds such as through the AIFM Directive discussed below. Regulatory agencies in the United States, Europe, Asia or elsewhere may adopt burdensome laws (including tax laws) or regulations, or changes in law or regulation, or in the interpretation or enforcement thereof, which are specifically targeted at the private investment fund industry, or other changes that could adversely affect private investment firms and the funds they sponsor.
The European Union Alternative Investment Fund Managers Directive was transposed into national law within the member states of the European Economic Area ("EEA") pursuant to national laws and regulations implemented in the member states of the EEA (the “EEA AIFMD”), and in the UK primarily pursuant to the Alternative Investment Fund Managers Regulations 2013 (including by the Alternative Investment Fund Managers (Amendment etc.) (EU Exit) Regulations 2019) and the Financial Conduct Authority (“FCA”) Handbook of Rules and Guidance, each as amended (the “UK AIFMD”, and together with the EEA AIFMD, the “AIFM Directive”, as applicable). The interpretation and application of the AIFM Directive is subject to change as a result of, e.g., the issuance of binding guidelines by the European Securities and Markets Authority or further EU legislation amending the AIFM Directive. The scope and requirements of the AIFM Directive remain uncertain and may change as a result of the issuance of any further national and/or ESMA guidance with respect to the AIFM Directive, the enactment of further secondary legislation and/or the introduction of further national implementing legislation in relevant EEA member states.
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes as a result of, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. It is expected that the current administration will continue to increase the number of financial regulations and regulators. Furthermore, we may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform, including raising additional funds. Moreover, as calls for additional regulation have increased as a result of heightened regulatory focus in the financial industry, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our managed companies. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our customers, employees, and other individuals. The regulatory environment for the collection and use of personal information for companies, including for those that own and manage data centers and other communications technologies, is evolving in the United States and internationally. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that may restrict our ability to collect, use, and disclose personal information and may increase or change our obligations with respect to storing or managing our own data, including our employees’ personal information, as well as our clients’ data, which may include individuals’ personal information. For example, the EU GDPR imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU, the United Kingdom has adopted a framework similar to the GDPR. The EU has confirmed that the UK data protection framework as being “adequate” to receive EU personal data. We are monitoring recent developments regarding amendments to the UK data protection framework and the impact this may have on our business.
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
Risks Related to Taxation
Our obligations to pay income taxes increased as a result of no longer qualifying for REIT status, effective January 1, 2022.
We became a taxable C Corporation effective for the taxable year ended December 31, 2022. As a REIT, we generally were permitted to deduct any dividends paid on our stock from our REIT taxable income. We reinstated the dividend on our common stock in September of 2022 and we also currently pay dividends on our approximately $821.9 million of outstanding preferred stock. As a result of no longer qualifying for REIT status, we are no longer allowed a deduction for dividends paid to our stockholders (including the preferred dividends we currently pay) in computing our taxable income and are subject to U.S. federal and state income tax on our taxable income at corporate tax rates. This could impair our ability to satisfy our financial obligations and negatively impact the price of our securities. This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us. Further, federal and state income tax rates could increase in the future, exacerbating these risks. We are also disqualified from electing REIT status under the Internal Revenue Code of 1986, as amended, or the Code, through December 31, 2026.
We may fail to realize the anticipated benefits of becoming a taxable C Corporation or those benefits may take longer to realize than expected.
We believe that no longer qualifying for REIT status and becoming a taxable C Corporation has, among other things, provided us with greater flexibility to use our free cash flows as we are no longer required to operate under the REIT rules, including the requirement to distribute at least 90% of our taxable income to our stockholders. However, the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C Corporation. For example, if our cash flows do not meet our expectations, we may be unable to reduce our net recourse debt and deleverage our debt as quickly as we desire. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C Corporation will offset its costs, which could be greater than we expect. Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C Corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
As an asset manager, our business is highly dependent on information technology networks and systems. In addition, we believe that our position as an investment manager in the digital infrastructure space makes the security of these systems even more important to our Company and various stakeholders. See "Risk Factors—Risks Related to our Organizational Structure and Business Operations". The occurrence of a cybersecurity incident or a failure to implement effective information and cybersecurity policies, procedures and capabilities has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships. Accordingly, we have invested significant time and resources into maintaining effective cybersecurity defenses and response plans. We have not experienced any material cybersecurity incidents to date.
Cybersecurity Risk Management and Strategy
DigitalBridge’s risk management program is headed by its Chief Information Officer, the Vice President of Cybersecurity and the Company’s Cybersecurity Architect. They possess a diverse portfolio of highly regarded cybersecurity certifications, including certifications with a focus on risk management, and they leverage their extensive cybersecurity experience to effectively manage risk. The Company’s information technology (“IT”) team is led by the Company’s Chief Information Officer, and employs dedicated security staff who hold well-established cybersecurity certifications. The Company’s IT team meets on a recurring basis, and at least quarterly, with the senior members of DigitalBridge Information Technology, Compliance, and Internal Audit departments to assess cybersecurity risks. Additionally, our employees and certain consultants are required to complete cybersecurity training on an annual basis to reinforce awareness of cybersecurity threats and risks to the organization.
In addition to internal resources, the Company engages third parties to help test and evaluate the effectiveness and resiliency of the Company’s information technology environment, provide recommendations to strengthen the program, and update us on leading cybersecurity protections and practices. The Company also works with a global strategic risk advisory firm on risks related to DigitalBridge portfolio companies.
DigitalBridge assesses cybersecurity risk through a process based on the cybersecurity framework established by the U.S. National Institute of Standards and Technology (NIST). Each year, the Company’s IT team conducts a series of sessions to discuss and evaluate risk and ranks the potential severity and likelihood of each identified risk, as well as the current and planned controls to mitigate such risks informed by the NIST Risk Management Framework. Based on this analysis, a risk matrix is created, and project plans are developed to prioritize and allocate resources effectively, which are then discussed with key members of management, including the Company’s Chief Executive Officer, and are approved by the Company’s Data Protection Team (“DPT”), which consists of the Company’s Chief Information Officer, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Head of Internal Audit and Chief Legal Officer.
Among the risks we assess is the risk of a cybersecurity incident at a third-party service provider. To evaluate and manage this risk, the DigitalBridge cybersecurity team conducts due diligence in connection with onboarding new vendors and performs annual due diligence with our key third-party vendors. Our due diligence process includes inquiries regarding risk management, human resources security, physical and environmental security, compliance, business continuity and contractual obligations. We also seek to collect cybersecurity audit reports and other supporting documentation for review. In addition, we have processes in place to evaluate the potential impact to our information technology networks and systems when we learn of a significant cybersecurity event, including contacting our key vendors to ask if they were impacted and if any Company data was compromised.
In addition to the foregoing, the Company’s Internal Audit team assesses the design, effectiveness and tests cyber controls, and annually as part of its SOX testing, performs a review of cybersecurity audit reports for the in-scope application vendors.
Board Oversight
The Company’s board of directors (“Board”) is responsible for overseeing and monitoring our risk management processes, including as to cybersecurity-related risks. The Board is assisted in its oversight responsibilities by the standing Board committees, and the audit committee of the Board (“Audit Committee”) is responsible for overseeing our cybersecurity risks. Our Chief Information Officer provides cybersecurity updates and reviews the Company’s cybersecurity risks and protection measures with either the Audit Committee or the full Board on at least a semi-annual basis. Topics covered in such meetings have included (i) results of quarterly phishing simulation tests, (ii) results from cybersecurity audits and penetration testing, (iii) review and enhancements to policies (including the Incident Response and Business Continuity policies) and (iv) recent, high profile cybersecurity incidents. The Board and Audit Committee also engage in regular discussions regarding cybersecurity risk management with the Company’s senior management and independent and internal auditors.

Cybersecurity Incident Response Plan
The DPT plays a critical role in the Incident Response Plan (“IRP”) adopted by the Company. The IRP sets forth the processes for containment, review, escalation, recovery from and remediation of any cybersecurity incidents identified by the Company. Under the IRP, any incident that is identified is promptly reviewed by the Incident Response Team (“IRT”), which is a committee of IT members, including the Company’s Chief Information Officer. Any incident that the IRT determines may be material to the Company is then escalated to the DPT, which is responsible for overseeing the investigation of and response to such incidents, including ensuring that the Company’s senior leadership and Audit Committee are informed and that any notification and regulatory filings are made in a timely manner.
Item 2. Properties.
Our corporate headquarters is located in Boca Raton, Florida, where we lease approximately 31,500 square feet of office space. We also lease office space for the remaining ten corporate locations in seven countries across the U.S., Europe and Asia. We believe that our offices are suitable and adequate for conducting our business.
Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 18 to the consolidated financial statements in Item 15 of this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II—OTHER INFORMATION
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “DBRG.”
Our class B common stock is not publicly traded, and is described in Note 8 to the consolidated financial statements in Item 15 of this Annual Report.
Holders of Common Equity
On February 20, 2024, there were 2,125 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None. The Company did not have an authorized stock repurchase program as of December 31, 2023.

Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Dow Jones U.S. Asset Managers Index ("DJUSAG") from December 31, 2018 to December 31, 2023.
The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2018 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.
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
Investment Management
•In 2023 and through February 19, 2024, we have raised approximately $7.7 billion ($6.9 billion in 2023) of capital, primarily $3.2 billion ($2.7 billion in 2023) for DigitalBridge Partners III, LP ("DBP III"), the third series in our flagship value-add strategy, and syndications through various co-investment vehicles.
•In February 2023, we completed our previously announced acquisition of InfraBridge for $314 million cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus potential contingent payments based upon future fundraising for InfraBridge's third and fourth flagship funds under the InfraBridge GIF series of funds. The acquisition comprises InfraBridge's investment management platform and fund sponsor investments.

The acquisition further scales our investment management business. InfraBridge’s global infrastructure equity platform is a strategic fit alongside our value-add equity franchise, enhancing our capabilities in the mid-market segment. The acquisition added $5.1 billion in fee earning equity under management ("FEEUM"), comprising primarily GIF II and GIF I investment funds.
DataBank and Vantage SDC
Discontinuance of Operating segment
•On December 31, 2023, following the deconsolidation of both DataBank and Vantage SDC (as discussed in Note 9 to the consolidated financial statements), the Operating segment was discontinued and its activities thereof qualified as discontinued operations. The presentation of the operating results of DataBank and Vantage SDC as income (loss) from discontinued operations on the consolidated statement of operations, and on the consolidated balance sheets, as assets and liabilities of discontinued operations, was applied retrospectively to all periods presented.
The deconsolidation in 2023 deleveraged the Company's balance sheet by removing $8.55 billion of assets, $5.94 billion of liabilities and $2.06 billion of noncontrolling interests in investment entities. Subsequent to deconsolidation, the Company's consolidated financial statements include only its equity investment in DataBank (9.5% at December 31, 2023) and its consolidated funds' investment in Vantage SDC (aggregated to 38.3% interest in Vantage SDC, of which the Company's share is 12.8% at December 31, 2023), carried at fair value, along with noncontrolling interests representing the limited partners of the consolidated funds, and changes in fair value of these investments. The Company's investments in DataBank and Vantage SDC are presented in Corporate and Other, consistent with the treatment and presentation of the Company's other consolidated funds and of its interest as general partner affiliate in other sponsored investment vehicles.
Recapitalization of DataBank
•In September 2023, the recapitalization of DataBank, which commenced in August 2022, was completed and resulted in its deconsolidation. A total of $2.2 billion of equity in DataBank was sold to new investors. The recapitalization implied a pre-transaction net equity value of our ownership in DataBank of $905 million, reflecting a 2.0x multiple of invested capital since our initial investment in DataBank in December 2019. The incremental third party capital raised through the recapitalization also translated into additional investment management fee revenue.
The Company received its share of net proceeds from the sale totaling $475 million ($425 million in 2022 and $49 million in 2023), including its share of carried interest, net of allocation to employees and former employees, totaling $48 million ($20 million in 2022 and $28 million in 2023).
In connection with the deconsolidation, the Company realized a $3.7 million gain from the sale of its equity interest in the final closing of the recapitalization in September 2023, and remeasured its remaining equity interest in DataBank at a fair value of $434 million which resulted in an unrealized gain of $275 million, presented within Corporate and Other.
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

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through December 31, 2023 are presented in the table below. Excluded are funds with less than one year of performance history as of December 31, 2023, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (7) (9)		IRR (8) (9)
Fund (1)					Unrealized	Realized (5)	Total (6)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,668	$228	$6,126	$1,140	$7,266	1.6x	1.4x	16.8%	12.3%
DBP II	Nov-2020	8,286	7,544	974	8,505	686	9,191	1.2x	1.1x	12.1%	9.1%
Core
SAF	Nov-2022	1,110	867	476	878	12	890	1.0x	1.0x	3.7%	0.7%
InfraBridge
GIF I	Mar-2015	1,411	1,488	406	1,279	1,070	2,349	1.6x	1.4x	10.0%	7.4%
GIF II	Jan-2018	3,382	3,117	26	2,771	95	2,866	0.9x	0.8x	<0%	<0%
Credit
Credit I	Dec-2022	697	368	426	324	77	401	1.1x	1.1x	16.8%	10.1%
__________
(1)    Performance metrics are presented in aggregate for main fund vehicle, its parallel vehicles and alternative investment vehicles.
(2)    Inception date represents first close date of the fund, except for Credit I which is the first capital call date. InfraBridge funds were acquired in Feb-2023.
(3)    Invested capital represents the original cost and subsequent fundings to investments. Invested capital includes financing costs and investment related expenses which are capitalized. With respect to InfraBridge funds, such costs are expensed during the period and excluded from their determination of invested capital.
(4)    Available capital represents unfunded commitments, including recallable capital.
(5)    Realized value represents proceeds from dispositions that have closed and all earnings from both realized and unrealized investments, including interest, dividend and ticking fees.
(6)    Total value is the sum of unrealized fair value and realized value of investments.
(7)    Total investment gross multiple of invested capital (MOIC) is calculated as total value of investments, that is realized proceeds and unrealized fair value, divided by invested capital, without giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized).
Total investment net MOIC is calculated as total value of investments, that is realized proceeds and unrealized fair value, divided by invested capital, after giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized).
MOIC calculations exclude capital not subject to fees and/or carried interest, including general partner and general partner affiliate capital. MOICs are calculated at the fund level and do not reflect MOICs at the individual investor level.
(8)    Internal rate of return (IRR) calculations generally follow the mechanics set forth in the applicable fund limited partnership agreement (LPA).
Gross IRR represents annualized time-weighted return on invested capital based upon total value of investments, that is realized proceeds and unrealized fair value, without giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Gross IRR is calculated from the date of investment fundings (inclusive of the effect of third-party credit financing) to the date of investment distributions. For unrealized investments, assumes a liquidating distribution equal to the investment fair value, net of third party credit financing. Gross IRR is calculated at the fund level and does not reflect gross IRR at the individual investor level due to timing of investor level inflows and outflows, among other factors.
Net IRR is gross IRR after giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Net IRR is calculated at the individual investor level based upon timing and amount of fee-paying third party investor level inflows and outflows, and excludes syndicated proceeds and capital not subject to fees and/or carried interest, including general partner and general partner affiliate capital.
(9)    If an LPA provides that a fund investment that is later syndicated to one or more third-party investors shall be treated as if the syndicated portion of such investment never occurred, the Net IRR and MOICs set forth herein will typically reflect such treatment of the syndicated portion of such investment as this is more consistent with the calculation of the preferred return which determines our ability to earn carried interest. Our funds generally permit us to recycle certain capital distributed to limited partners during certain time periods. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and MOICs to be lower than had recycled capital not been included. In addition, for funds that utilize third-party credit financing in advance of receiving capital contributions from investors, reported IRRs may be higher or lower than if such financing had not been utilized.

Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K, which is incorporated by reference herein, for comparative discussion of our consolidated results of operations for the prior year periods of 2022 and 2021.
The Company determined that the following qualified as discontinued operations in 2023: its investment in BRSP prior to disposition in March 2023; and its interests in two consolidated digital infrastructure portfolio companies, previously reported in the Company’s former Operating segment, prior to a full deconsolidation and discontinuance of the Operating segment on December 31, 2023. For all prior periods presented: (i) on the December 31, 2022 consolidated balance sheets, the equity method investment in BRSP (2022: $218.0 million previously included in equity and debt investments) and the assets of the portfolio companies previously consolidated in the former Operating segment totaling $8.1 billion have been reclassified to assets of discontinued operations, while the liabilities of the portfolio companies previously consolidated in the former Operating segment totaling $5.3 billion have been reclassified to liabilities of discontinued operations; and (ii) on the 2022 and 2021 consolidated statements of operations, the loss from BRSP of $37.3 million in 2022 and earnings of $41.2 million in 2021, previously included in equity method earnings (losses), and the net loss of the portfolio companies previously consolidated in the former Operating segment totaling $324.2 million and $223.5 million, respectively, have been reclassified to income (loss) from discontinued operations. In 2023, the Company also determined that principal investment income from its equity interest as general partner and general partner affiliate in its sponsored investment vehicles, and its entitlement to carried interest allocation, represent a core component of returns in its investment management business. Accordingly, beginning in 2023, principal investment income and carried interest allocation are now presented within total revenues on the consolidated statements of operations, previously presented as equity method earnings (losses) and equity method earnings—carried interest, respectively, both of which are no longer applicable as separate financial statement line items following the changes discussed herein. Prior periods have been reclassified to conform to current presentation.
The discussion of our consolidated results of operations for the prior year periods of 2022 and 2021 in our 2022 Form 10-K should be read in conjunction with Item 15. "Exhibits and Financial Statement Schedules" in this Annual Report, specifically the consolidated statement of operations, Note 2 Summary of Significant Accounting Policies—Discontinued Operations, Note 4 Investments and Note 18 Segment Reporting.
A comparative discussion of our consolidated results of operations for 2023 and 2022 is presented below.
The following table summarizes the results from continuing operations of our Investment Management segment and the remaining results denoted as "Corporate and Other" which reconciles to our consolidated results from continuing operations.

	Year Ended December 31,
(In thousands)	2023	2022	Change
Total revenues
Investment Management segment	$645,884	$564,508	$81,376
Corporate and Other	175,499	130,263	45,236
	$821,383	$694,771	126,612
Income (Loss) from continuing operations
Investment Management segment	$205,362	$186,084	$19,278
Corporate and Other	160,261	(245,897)	406,158
	$365,623	$(59,813)	425,436
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Investment Management segment	$110,483	$69,884	$40,599
Corporate and Other	130,796	(152,454)	283,250
	$241,279	$(82,570)	323,849
Revenues
Total revenues increased $126.6 million or 18%.
•Investment Management—Revenues were $81.4 million or 14% higher at $645.9 million, attributed to fee revenue and gross carried interest (before management allocation).
(a) Fee revenue contributed a $91.1 million increase to $267.2 million.
The increase in fee revenue is attributed to additional capital raised throughout 2022 and 2023 and InfraBridge funds acquired in February 2023.

(b) This was partially offset by gross carried interest (before management allocation) which decreased $15.3 million to $363.1 million in 2023 from $378.3 million in 2022 (of which distributions were $28.4 million in 2023 and $152.5 million in 2022).
The higher carried interest in 2022 was driven by distributions, which arose from the first liquidation of investment by DBP I and the DataBank recapitalization. Otherwise, unrealized carried interest was higher in 2023, attributed largely to DataBank, DBP II and co-investment vehicles, partially offset by DBP I.
•Corporate and Other—Revenues represent largely our share of earnings, primarily fair value changes, from our general partner affiliate investments, particularly from the DBP funds, and in 2023, InfraBridge funds and DataBank. 2022 also included income from warehoused investments. Revenues were higher in 2023 due to fair value increases in fund investments, driven by DataBank in the fourth quarter of 2023, partially offset by the sale of warehoused investments to our sponsored funds and to a third party sponsored CLO in the second half of 2022.
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.
Income from continuing operations attributable to DBRG was $241.3 million in 2023, compared to a loss of $82.6 million in 2022.
•Investment Management—In 2023, income from continuing operations attributable to DBRG increased $40.6 million to $110.5 million.
The increase in 2023 was driven by higher net carried interest of $30.5 million, representing the amount attributable to OP. 2023 net income was driven largely by unrealized carried interest from DataBank. In comparison, 2022 net income included higher unrealized carried interest from DBP I, which has a larger allocation to management, resulting in lower OP share.
Supplemental performance measures of the Investment Management segment are presented under "—Non-GAAP Measures."
•Corporate and Other—Income from continuing operations attributable to DBRG of $130.8 million in 2023 reflected a $278.7 million gain recognized in connection with the recapitalization and deconsolidation of DataBank in September 2023, of which $3.7 million was realized and $275 million unrealized (Note 9 to the consolidated financial statements). This was partially offset by a $133 million write-down of an unsecured promissory note related to the sale of our Wellness Infrastructure business in February 2022 (Note 10 to the consolidated financial statements).
In comparison, loss from continuing operations attributable to DBRG of $152.5 million in 2022 included a $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes (Note 7 to the consolidated financial statements).
The amounts quoted herein are prior to allocating approximately 7% of net income (loss) to OP noncontrolling interest to arrive at amounts attributable to DBRG.

A more detailed discussion of key components of revenue and income (loss) from continuing operations follows.

	Year Ended December 31,
(In thousands)	2023	2022	Change
Revenues
Fee revenue	$264,117	$172,673	$91,444
Carried interest allocation	363,075	378,342	(15,267)
Principal investment income	145,448	56,731	88,717
Other income	48,743	87,025	(38,282)
Total revenues	821,383	694,771	126,612
Expenses
Interest expense	24,540	42,926	(18,386)
Investment-related expense	3,155	23,219	(20,064)
Transaction-related costs	10,823	10,129	694
Depreciation and amortization	36,651	44,271	(7,620)
Compensation expense—cash and equity-based	206,892	154,752	52,140
Compensation expense—incentive fee and carried interest allocation	186,030	202,286	(16,256)
Administrative expense	83,782	94,122	(10,340)
Total expenses	551,873	571,705	(19,832)
Other gain (loss), net	96,119	(169,747)	265,866
Income (Loss) before income taxes	365,629	(46,681)	412,310
Income tax benefit (expense)	(6)	(13,132)	13,126
Income (Loss) from continuing operations	365,623	(59,813)	425,436
Income (Loss) from discontinued operations	(320,458)	(510,184)	189,726
Net income (loss)	45,165	(569,997)	615,162
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,503	(26,778)	33,281
Investment entities	(155,756)	(189,053)	33,297
Operating Company	9,138	(32,369)	41,507
Net income (loss) attributable to DigitalBridge Group, Inc.	185,280	(321,797)	507,077
Preferred stock repurchases	(927)	(1,098)	171
Preferred stock dividends	58,656	61,567	(2,911)
Net income (loss) attributable to common stockholders	$127,551	$(382,266)	509,817

Fee Revenue

	Year Ended December 31,
(In thousands)	2023	2022	Change
Management fees	$258,288	$169,922	$88,366
Incentive fees	3,229	—	3,229
Other fee revenue	2,600	2,751	(151)
	$264,117	$172,673	91,444
Fee revenue increased $91.4 million or 53%. The increase was driven by management fees from InfraBridge beginning February 2023, adding $54.8 million, as well as capital raised throughout 2022 and 2023, primarily from DBP III which held its first close in November 2023 ($4.5 million), our core equity fund which held its first close in November 2022 ($8.7 million), DataBank recapitalization, and various co-investment vehicles. Incentive fees in 2023 were attributed to our liquid securities strategy.
Carried Interest Allocation

	Year Ended December 31,
(In thousands)	2023	2022	Change
Carried interest allocation
Distributed	$28,403	$152,450	$(124,047)
Unrealized	334,672	225,892	108,780
	$363,075	$378,342	(15,267)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and Wafra. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time as the carried interest is distributed.
Distributed carried interest arose from the DataBank recapitalization in September 2023 ($27.9 million) and in the second half of 2022 ($77.4 million), and additionally, the liquidation of investments by DBP I and DBP II in the second half of 2022 ($75.1 million). Unrealized carried interest was higher in 2023, driven by our DataBank investment, DBP II and co-investment vehicles, partially offset by a lower carried interest amount for DBP I.
Principal Investment Income
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments. Principal investment income increased $88.7 million to $145.4 million in 2023, driven by unrealized fair value increases related to investments in DataBank, DBP funds and related co-investment vehicles. The increase in 2023 was partially offset by distribution income in 2022 from DBP realized investments.
Other Income
Other income decreased $38.3 million to $48.7 million in 2023.
2022 included (a) property operating income of $43.0 million from a tower portfolio, acquired in June 2022 as a warehoused investment and transferred to our core equity fund in December 2022; and (b) interest income from warehoused investments that were transferred to our credit fund during the second half of 2022, and amounts previously accrued on our Wellness Infrastructure promissory note that was written off in the first quarter of 2023 (totaling $23.3 million in 2022). The decrease was partially offset by: (i) higher interest income from money market deposits and beginning in 2023, from our subordinated notes in a collateralized loan obligation (increase totaling $15.2 million), (ii) incremental costs reimbursable by our managed investment vehicles that are grossed up as other income and expense (increased $5.9 million), and (iii) dividend income from our credit fund beginning the third quarter of 2022 (increased $5.7 million).

Interest Expense

	Year Ended December 31,
(In thousands)	2023	2022	Change
Interest expense
Corporate debt	$23,606	$32,472	$(8,866)
Non-recourse investment-level debt	934	10,454	(9,520)
	$24,540	$42,926	(18,386)
Corporate Debt—Interest expense decreased $8.9 million driven by repayment of our 5.00% convertible notes in April 2023 (decreased $7.7 million) and to a lesser extent, lower interest expense on our securitized debt with a lower outstanding balance on the VFN in 2023 (decreased $0.6 million). Additionally, the early exchange of our 5.75% exchangeable notes for common stock in March 2022 contributed a $0.6 million decrease in interest expense.
Non-Recourse Investment-Level Debt—Interest expense decreased $9.5 million. 2022 included interest expense on outstanding debt balance in connection with the financing of warehoused tower assets and credit investments (totaling $9.5 million), all of which were repaid in the second half of 2022.
Investment-Related Expense
Investment-related expense decreased $20.1 million to $3.2 million in 2023. 2022 included property operating expense of $13.2 million and third party professional service costs of $2.6 million from a tower portfolio acquired in June 2022 as a warehoused investment and transferred to our core equity fund in December 2022. Additionally, higher costs were incurred in 2022 that are reimbursable by our managed investment vehicles.
Transaction-Related Costs
Transaction-related costs were $10.8 million in 2023 and $10.1 million in 2022, composed of costs incurred in the acquisition of InfraBridge ($8.9 million and $7.3 million, respectively) and unconsummated deal costs.
Depreciation and Amortization
Depreciation and amortization expense decreased $7.6 million in 2023. The decrease was driven by the sale of warehoused tower assets acquired in June 2022 to our core equity fund in December 2022 ($18.8 million) and accelerated amortization on an investment management contract intangible in connection with the 2022 Recapitalization ($2.0 million). The decrease was partially offset by amortization expense on InfraBridge intangible assets acquired in February 2023 ($15.2 million).
Compensation Expense

	Year Ended December 31,
(In thousands)	2023	2022	Change
Cash and equity-based compensation
Cash compensation and benefits	$151,295	$123,471	$27,824
Equity-based compensation	55,597	31,281	24,316
	$206,892	$154,752	52,140

Incentive and carried interest compensation allocation	$186,030	$202,286	(16,256)
Cash and equity-based compensation—Compensation expense increased $52.1 million. The increase in cash compensation of $27.8 million in 2023 is primarily attributed to InfraBridge ($27.9 million in 2023, of which $6.5 million represent deferred bonus amounts funded by the seller in the InfraBridge acquisition).
Equity-based compensation expense was $24.3 million higher in 2023, driven by performance-based awards that met their target in 2023 (increased $11.0 million in 2023) and generally higher equity awards granted, partially offset by full vesting in 2022 of equity awards in connection with sale of the Wellness Infrastructure business in February 2022 (decreased $3.4 million in 2023).
Incentive and carried interest compensation allocation—2022 had included $57.3 million of carried interest compensation expense that was fully recognized in connection with the first closing of the DataBank recapitalization. No further compensation expense was recognized in subsequent closings of the DataBank recapitalization. Excluding the expense associated with the recapitalization in 2022, incentive and carried interest compensation was $41.0 million higher in 2023, largely driven by unrealized carried interest from DataBank.

Administrative Expenses
Total administrative expenses decreased $10.3 million, driven by lower legal costs (decreased $27.6 million), partially offset by increases in other administrative costs such as other third-party professional services and travel-related expenses (totaling $11.5 million), some of which are reimbursable by our managed investment vehicles.
Other Gain (Loss), Net
2023 recorded an other gain of $96.1 million while there was an other loss of $169.7 million in 2022.
Both periods under comparison had the following significant items:
•In September 2023, $278.7 million gain recognized in connection with the deconsolidation of DataBank, of which $3.7 million was realized and $275.0 million unrealized (Note 9 to the consolidated financial statements);
•In March 2023, $133 million fair value write-down on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business compared with a fair value write-down of $28.7 million in 2022; and
•In March 2022, $133 million debt extinguishment loss in connection with an early exchange of our 5.75% exchangeable notes.
Excluding these significant one-off events, a net loss of $47.8 million and $8.7 million would have been recognized in 2023 and 2022, respectively.
The net loss in 2023 can be further attributed to a $21.2 million loss due to an increase in the liability fair value of warrants issued to Wafra and $34.7 million of write-downs in other equity investment fair values, partially offset by
$12.1 million net gain on marketable equity securities held by our consolidated liquid funds.
In comparison, the smaller net loss in 2022 resulted from a $60.9 million net loss on marketable equity securities held by our consolidated liquid funds and a net loss of $7.6 million from our other equity investments, largely offset by a $63.7 million gain due to a decrease in the liability fair value of warrants issued to Wafra.
Income Tax Benefit (Expense)
Income tax expense was not material in 2023 and $13.1 million in 2022.
2023 reflects primarily the income tax effect of foreign subsidiaries, largely the InfraBridge investment management business in the United Kingdom. The Company has otherwise established a full valuation allowance on the deferred tax assets of its taxable U.S. entities, resulting in no net U.S. income tax effect for these entities in 2023.
Income tax expense in 2022 can be attributed to the establishment of a valuation allowance against the Company's deferred tax asset balance, which offsets the deferred tax benefit from deferred tax assets recognized during 2022.

Income (Loss) from Discontinued Operations

	Year Ended December 31,
(In thousands)	2023	2022	Change
Property operating income	$774,226	$953,727	$(179,501)
Other income	8,895	21,559	(12,664)
Total revenues	783,121	975,286	(192,165)
Property operating expense	329,762	412,924	(83,162)
Interest expense	174,722	268,519	(93,797)
Depreciation and amortization	448,900	534,979	(86,079)
Compensation and other expenses	136,097	203,669	(67,572)
Impairment loss	—	35,985	(35,985)
Equity method earnings (losses)	(15,188)	(45,489)	30,301
Other gain (loss), net	2,671	13,682	(11,011)
Income (Loss) from discontinued operations before income taxes	(318,877)	(512,597)	193,720
Income tax benefit (expense)	(1,581)	2,413	(3,994)
Income (Loss) from discontinued operations	(320,458)	(510,184)	$189,726
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(260,120)	(302,072)	41,952
Operating Company	(4,339)	(15,893)	11,554
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(55,999)	$(192,219)	136,220
Discontinued operations represent primarily the operations of the Operating segment prior to deconsolidation in 2023 (Note 9) and Wellness Infrastructure prior to its disposition in February 2022.
The Operating segment and Wellness Infrastructure business generally record a net loss, taking into account the effects of real estate depreciation and related intangible asset amortization. Within the Operating segment, there was a full year of operations for DataBank and Vantage SDC in 2022 while 2023 included only 8.5 months of operations for DataBank prior to its deconsolidation.
Loss from discontinued operations in 2023 also included $9.7 million impairment of BRSP shares prior to disposition in March 2023, as well as unrealized losses on various remaining investments and legal costs associated with remaining discontinued businesses and investments.
In 2022, loss from discontinued operations can also be attributed to a $92.1 million write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer and $35 million impairment loss based upon final carrying value of the Wellness Infrastructure net assets upon disposition, as well as $60.4 million of impairment on BRSP shares, partially offset by our share of BRSP earnings prior to disposition of $23.0 million.

Operating Metrics
Assets Under Management and Fee Earning Equity Under Management
We present below our AUM and FEEUM, which are key operating metrics in the alternative investment management industry. Our calculation of AUM and FEEUM may differ from other investment managers, and as a result, may not be directly comparable to similar measures presented by other investment managers.
Assets Under Management
AUM represents the total capital for which we provide investment management services. AUM is generally composed of (a) third party capital managed by the Company and its affiliates, including capital that is not yet fee earning, or not subject to fees and/or carried interest; and (b) assets invested using the Company's own balance sheet capital and managed on behalf of the Company's stockholders (composed of the Company's fund investments as GP affiliate, warehoused investments, and as of December 31, 2023, the Company's interest in portfolio companies previously in the Operating segment). Third party AUM is based upon invested capital as of the reporting date, including capital funded through third party financing, and committed capital for funds in their commitment stage. Balance sheet AUM is based upon the carrying value of the Company's balance sheet investments as of the reporting date (at December 31, 2022 prior to deconsolidation, on an undepreciated basis as it relates to the Company's interest in portfolio companies previously consolidated in the Operating segment).
Fee Earning Equity Under Management
FEEUM represents the total capital managed by the Company and its affiliates which earns management fees and/or incentive fees or carried interest. FEEUM is generally based upon committed capital, invested capital, NAV or GAV, pursuant to the terms of each underlying investment management agreement.
Presented below are total AUM and FEEUM by product:

(In billions)	December 31, 2023	December 31, 2022
Assets Under Management	$80.1	$52.8

Fee Earning Equity Under Management
DBP infrastructure equity	$13.0	$11.2
InfraBridge Global Infrastructure	5.1	—
Core Equity, Credit and Liquid Strategies	2.8	2.0
Co-invest vehicles	9.5	6.5
Separately capitalized portfolio companies	2.4	2.5
	$32.8	$22.2
The following table summarizes changes in FEEUM:

Year Ended December 31, 2023
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$22.2
Inflows (1)	12.7
Outflows (2)	(2.3)
Market activity and other (3)	0.2
Balance at December 31	$32.8
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
FEEUM increased by $10.6 billion or 48% to $32.8 billion at December 31, 2023, driven by the addition of $5.1 billion of InfraBridge FEEUM, and new capital raised, primarily DBP III of $2.7 billion and various co-investment vehicles.

Non-GAAP Supplemental Financial Measures
We report the following non-GAAP financial measures attributable to the Operating Company: Distributable Earnings (“DE”) and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) on a Company-wide basis, and specific to our Investment Management segment, Fee Related Earnings (“FRE”) and FRE before the effects of new investment strategies, as represented by Investment Management Adjusted EBITDA. DE and FRE are the most common metrics utilized in the investment management sector.
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
As we evaluate profitability based upon continuing operations, these non-GAAP measures exclude results from discontinued operations. On December 31, 2023, the Operating segment was discontinued following full deconsolidation of the portfolio companies in the Operating segment, at which time, the activities thereof qualified as discontinued operations. Accordingly, the Company-wide measures of DE and Adjusted EBITDA exclude the Operating segment for both 2023 and the comparative period of 2022.
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
Results of our non-GAAP measures attributable to the Operating Company were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Attributable to Operating Company:
Distributable Earnings	$48,622	$(14,000)
Adjusted EBITDA	103,560	53,596
Investment Management FRE	137,915	83,474
Distributable Earnings. DE increased approximately $63 million to $48.6 million in 2023, which reflects the growth in our investment management business as noted in "—Investment Management FRE" below. 2022 was also burdened with a higher income tax expense that had included a full valuation allowance established against our U.S. deferred tax assets.
Adjusted EBITDA. Adjusted EBITDA was approximately $50 million higher at $103.6 million in 2023, largely consistent with DE. Adjusted EBITDA is derived as DE adjusted to generally exclude the effects of our capital structure and leverage. Refer to the reconciliation from DE to Adjusted EBITDA below.
Investment Management FRE. IM FRE increased $54 million or 65% to $137.9 million in 2023, resulting from continued growth in our investment management business as FEEUM grew $10.6 billion, reflecting primarily fee revenue from new capital raised for DBP III and various co-investment vehicles, and FRE contributed from the acquisition of InfraBridge in February 2023. Additionally, our share of 2022 IM FRE was net of $12.3 million attributed to Wafra, whose interest in the IM business was redeemed in May 2022.
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

unrealized principal investment income (loss); non-cash depreciation and amortization expense, non-cash impairment charges (if any); amortization of deferred financing costs, debt premiums and discounts; our share of unrealized carried interest allocation, net of associated compensation expense; non-cash equity-based compensation costs; preferred stock redemption gain (loss); and straight-line adjustment to lease income and expense.
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
Income taxes applied in the determination of DE generally represents GAAP income tax related to continued operations, and includes the benefit of deductions available to the Company on certain expense items excluded from DE (for example, equity-based compensation). As the income tax benefit arising from these excluded expense items do affect actual income tax paid or payable by the Company in any one period, the Company believes their inclusion in DE is appropriate to more accurately reflect amounts available for distribution.
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
We believe Adjusted EBITDA is useful to investors as an indicative measure of the Company’s profitability that is recurring and sustainable and allows for better comparability of the Company’s performance relative to its peers independent of capital structure and leverage. However, because Adjusted EBITDA is calculated without the effects of certain recurring cash charges, including interest expense, preferred stock dividends, and income taxes, its usefulness as a performance measure may be limited.
Adjusted EBITDA is calculated as DE adjusted to generally exclude the following items attributable to the Operating Company that are included in DE: interest expense as included in DE and income tax benefit (expense) as included in DE consistent with an EBITDA measure, preferred stock dividends, placement fee expense, and our share of incentive fees and distributed carried interest net of associated compensation expense.
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

Distributable Earnings and Adjusted EBITDA Reconciliation

	Year Ended December 31,
(In thousands)	2023	2022
Net income (loss) attributable to common stockholders	$127,551	$(382,266)
Net income (loss) attributable to noncontrolling interests in Operating Company	9,138	(32,369)
Net income (loss) attributable to Operating Company	136,689	(414,635)
Transaction-related and restructuring charges	45,860	64,334
Other (gain) loss, net	(89,700)	161,981
Unrealized principal investment income	(145,448)	(42,531)
Unrealized carried interest allocation, net of associated expense allocation	(150,998)	(120,423)
Equity-based compensation cost	55,596	32,581
Depreciation and amortization expense	36,651	44,271
Straight-line adjustment to lease (income) and expense, net	(1,008)	(14,025)
Amortization of deferred financing costs, debt premiums and discounts	2,784	4,537
Preferred stock redemption (gain) loss	(927)	—
Income tax effect on certain of the foregoing adjustments	—	(328)
Adjustments attributable to noncontrolling interests in investment entities (1)	(169,559)	(248,033)
DE of discontinued operations (2)	328,682	518,271
Distributable Earnings, after tax—attributable to Operating Company	48,622	(14,000)
Adjustments attributable to Operating Company:
Interest expense included in DE	21,328	35,619
Income tax (benefit) expense included in DE	6	13,180
Preferred stock dividends	58,656	61,566
Principal investment income included in DE	(277)	(11,221)
Placement fees	3,698	—
Distributed incentive fee and carried interest, net of associated expense allocation	(27,893)	(31,463)
IM segment other income and investment-related expense, net, included in DE	(580)	(316)
Adjusted EBITDA—attributable to Operating Company	$103,560	$53,596
__________
(1)    Noncontrolling interests' share of adjustments pertain largely to discontinued operations, other gain (loss) of consolidated funds, unrealized carried interest allocation and unrealized principal investment income.
(2)    Equity method earnings (loss) from BRSP and the operating results of the portfolio companies previously consolidated in the Operating segment, which qualified as discontinued operations in March 2023 and December 2023, respectively, are included in DE of discontinued operations for all periods presented.
Investment Management FRE and Investment Management Adjusted EBITDA
Investment Management FRE is presented as Investment Management Adjusted EBITDA, further adjusted to exclude FRE associated with new investment strategies, as discussed below.
Investment Management FRE is used to assess the extent to which direct base compensation and core operating expenses are covered by recurring fee revenues in a stabilized investment management business. Investment Management FRE is measured as recurring fee revenue that is not subject to future realization events and other income (inclusive of cost reimbursements associated with administrative expenses), net of the following: compensation expense (excluding non-cash equity-based compensation, and incentive and carried interest compensation expense), administrative expense (excluding placement fee expense and straight-line adjustment to lease expense) and FRE associated with new investment strategies.
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
Consistent with an FRE measure, Investment Management Adjusted EBITDA excludes incentive fees and carried interest net of associated compensation expense, as these are not recurring fee revenue and are subject to variability given that they are performance-based and/or dependent upon future realization events.

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
Investment Management FRE Reconciliation

	Year Ended December 31,
(In thousands)	2023	2022
Net income (loss)—Investment Management	$205,362	$186,084
Interest expense, net of interest income	8,834	10,377
Investment-related expense, net of reimbursement	116	324
Depreciation and amortization expense	35,260	22,155
Equity-based compensation cost	33,862	15,845
Incentive fee and carried interest allocation, net of associated expense allocation	(180,273)	(176,016)
Straight-line rent expense	1,049	1,844
Placement fees	3,698	—
Transaction-related and restructuring charges	26,259	18,402
Unrealized principal investment income	(4,223)	(4,121)
Other (gain) loss, net	2,526	3,341
Income tax (benefit) expense	1,694	7,815
Investment Management Adjusted EBITDA	134,164	86,050
Start-up FRE	3,751	9,739
Investment Management FRE	137,915	95,789
Attributable to redeemable noncontrolling interests (1)	—	(12,315)
Investment Management FRE—attributable to Operating Company	$137,915	$83,474
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
•our liability for corporate and other taxes; and
•obligation for lease payments on our corporate offices.
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
•proceeds from full or partial realization of investments; and
•proceeds from public or private equity and debt offerings.
Overview
At December 31, 2023, our liquidity position was approximately $475 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN.
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

Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of a securitized financing facility and exchangeable senior notes issued by the OP, all of which are recourse to the Company, as described in Note 7 to the consolidated financial statements.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Maturity or Anticipated Repayment Date	Years Remaining to Maturity
Corporate debt:
Securitized financing facility—fixed rate	$300,000	3.93%	September 2026	2.7
Exchangeable senior notes—fixed rate	78,422	5.75%	July 2025	1.5
	$378,422
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of December 31, 2023, we have unfunded commitments totaling $260 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
Wafra Redemption—In connection with the May 2022 redemption of Wafra's interest in our investment management business, additional contingent consideration is payable based upon future capital raise thresholds, with up to 50% payable in shares of our class A common stock at our election. The remaining contingent consideration of $35 million will become payable in March 2024.
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
At December 31, 2023, warehoused investments aggregate to $52 million at cost.
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
If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest would be similarly subject to clawback. The Company withholds a portion of the distribution of carried interest to employees to satisfy their potential clawback obligation.
Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.

At December 31, 2023, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At December 31, 2023, we had $49 million of operating lease obligations on our corporate offices, which will be funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
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
Cash From Operations
Fee-Related Earnings—We generate FRE from our Investment Management segment, generally encompassing recurring fee revenue net of associated compensation and administrative expenses. Management fee revenue is generally a predictable and stable revenue stream. Our ability to generate new management fee streams through establishing new investment vehicles and raising investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Incentive Fees—Incentive fees, net of employee allocations, are earned based upon the financial performance of a vehicle above a specified return threshold, which is largely driven by appreciation in value of underlying investments. Incentive fees are recognized as fee revenue when they are no longer probable of significant reversal. As investment fair values and changes thereof could be affected by various factors, including market and economic conditions, incentive fees are by nature less predictable in amount and timing.
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
Investments—Our investments, primarily in our sponsored funds as general partner affiliate, generate cash largely through capital appreciation upon liquidation.
Asset Monetization
We periodically monetize our investments through opportunistic asset sales or to recycle capital from non-core assets. In March 2023, our BRSP shares were fully disposed for net proceeds of $202 million.
As of the date of filing, we have other marketable equity securities that are available for future monetization totaling $32 million, valued as of December 31, 2023.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Year Ended December 31,
(In thousands)	2023	2022
Cash, cash equivalents and restricted cash—beginning of period	$1,036,739	$1,766,245
Net cash provided by (used in):
Operating activities	233,637	262,582
Investing activities	(979,044)	(1,913,408)
Financing activities	58,152	923,785
Effect of exchange rates on cash, cash equivalents and restricted cash	766	(2,465)
Cash, cash equivalents and restricted cash—end of period	$350,250	$1,036,739
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, including incentive fees, distributions of our share of net carried interest, distribution of earnings from our general partner affiliate interests in our sponsored funds, and prior to deconsolidation of the portfolio companies in the Operating segment during 2023, net operating income from investment properties.
Our operating activities generated net cash inflows of $233.6 million in 2023 and $262.6 million in 2022.
Investing Activities
Investing activities relate to business combinations; general partner and general partner affiliate investments in sponsored funds, including subsequent drawdown of commitments and return of investments, primarily from realized fund investments; origination or acquisition of warehoused investments and subsequent repayments, sales and transfers of warehoused investments; and prior to deconsolidation of portfolio companies in the Operating segment in 2023, acquisition of real estate.
Our investing activities generated net cash outflows of $979.0 million in 2023 and $1.9 billion in 2022. Cash outlays in 2023 can be attributed primarily to the acquisition of InfraBridge and deconsolidation of DataBank and Vantage SDC, partially offset by proceeds from the sale of BRSP shares and proceeds from DataBank recapitalization. 2022 cash outlays were driven by the acquisitions of TowerCo and data centers in the Operating segment.
•Business combination—In 2023, we paid $314.3 million (net of cash assumed) for the acquisition of InfraBridge.
•Equity investments—Equity investments generated net cash inflows in both years.
In 2023, equity investments recorded net cash inflows of $190.3 million, attributed primarily to $201.6 million from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities. These cash inflows were partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
2022 saw net cash inflows of $11.6 million, largely representing the trading activities in marketable equity securities by our consolidated liquid funds, and a return of capital from the first sale of investment by DBP I, partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
•Debt investments—Our debt investments generated minimal net cash inflows in 2023 and 2022.
Having relinquished all of our warehoused debt investments in 2022, the only cash activity with respect to debt investments in 2023 was the full repayment of a loan held by DataBank of $6.8 million.
In 2022, there was a net cash inflow of $44.8 million. Disbursements for additional fundings and acquisitions of warehoused loans during the year were more than offset by proceeds received from the subsequent transfer of the entire portfolio of warehoused loans to our sponsored credit fund and to a third party sponsored collateralized loan obligation.
•Real estate investments—Real estate investing activities generated net cash outflows in both years.

Net cash outflows in 2023 was $653.5 million, attributed to DataBank's data center acquisition in Dallas and capital expenditures in our data center portfolio, including payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio, partially offset by $21.5 million of proceeds, net of carried interest distribution, from the recapitalization of DataBank. Also included in cash outflows was cash deconsolidated related to DataBank, Vantage SDC and our credit fund totaling $229.2 million.
2022 saw net cash outflows of $2.0 billion, attributed primarily to the acquisition of TowerCo and, to a lesser extent, to DataBank's acquisition of five data centers, data center capital expenditures, and payments for build-out of expansion capacity and lease-up within the Vantage SDC portfolio. Also contributing to the cash outflows was cash assumed by the buyer, net of proceeds received, in the sale of real estate investment holding entities in our Wellness Infrastructure business and property-level cash transferred related to the transfer of our interest in TowerCo to our sponsored fund in December 2022.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Separately, prior to their deconsolidation in 2023, portfolio companies in the Operating segment financed their investing activities largely through investment-level secured debt and incured cash outlays for debt servicing and distributions to their third party investors who represent noncontrolling interests.
Financing activities generated net cash inflows in both years.
•In 2023, the net cash inflows of $58.2 million represent primarily $484.5 million of additional investment-level debt in the Operating segment, largely offset by repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $89.5 million distributed for capital redeemed by a noncontrolling interest in a consolidated liquid fund, and income distribution to noncontrolling interests in Vantage SDC.
•The financing net cash inflows of $923.8 million in 2022 were driven by financing for the acquisition of TowerCo and the DataBank data center acquisition through term loans and capital contributions from noncontrolling interests totaling $1.1 billion. The TowerCo debt was subsequently assumed by our sponsored fund upon the transfer of our equity interests in TowerCo to the fund. Additionally, cash inflows included our share of proceeds recorded in equity of $302.8 million from sale of a portion of our interest in our DataBank subsidiary in connection with the partial recapitalization in August 2022 that was treated as an equity transaction (Note 10). The cash inflows were partially offset by $388.5 million of cash paid to redeem Wafra's interest in our investment management business. Financing cash outflows also included repayment of our warehouse credit facility of $172.5 million with proceeds from a transfer of the warehoused loans to a third party CLO, and paydowns on amortizing debt in our Operating segment. Other notable cash outflows included preferred and common stock repurchases totaling $107.8 million and distributions to various controlling interests.
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
Fair Value
The fair value of investments held by our sponsored investment vehicles represent a primary input in the determination of carried interest allocation together with corresponding compensation expense, and principal investment income (loss) which is our share of income (loss) from equity interests in our sponsored funds.
The investments held by our sponsored vehicles are revalued each quarter, with the results subject to the Company's valuation review and approval process. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgement including, but not limited to, the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities, and is therefore subject to inherent uncertainties.
Equity method investments and loans receivable, if any, for which fair value option is elected, are also revalued each quarter and are similarly subject to the inherent uncertainties and assumptions applied in estimating fair values.
Carried Interest Allocation
The Company recognizes carried interests from its equity method investments as general partner in investment vehicles that it sponsors. Carried interest represents a disproportionate allocation of returns from the Company's sponsored investment vehicles based upon the extent to which cumulative performance of the vehicles exceeds minimum return hurdles pursuant to terms of their respective governing agreements. Carried interest is subject to reversal until such time it is realized, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition. A portion of carried interest is allocated to certain employees, former employees and to Wafra, and is similarly subject to reversal if there is a decline in the cumulative carried interest amounts previously recognized.
The amount of carried interest recognized is based upon the cumulative performance of each investment vehicle if it were liquidated as of the reporting date, which in turn is largely driven by appreciation in the fair value of the underlying investments held by these vehicles. Therefore, carried interest may be subject to significant fluctuations between periods driven by fair value changes of underlying fund investments over time.
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

A discussion of valuation allowances established in 2022 is included in Note 14 to the consolidated financial statements in Item 15 of this Annual Report.
Impairment
In connection with our review and preparation of the consolidated financial statements, prior to and subsequent to each quarter end, we evaluate if prevailing events or changes in circumstances indicate that carrying values of the following assets may not be recoverable, in which case, an impairment analysis is performed.
Goodwill
At December 31, 2023, the Company's goodwill is associated with its Investment Management and Operating segments.
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
The Company determined that there were no indicators of impairment to goodwill in 2023.
Acquisitions
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
The estimation of fair value of the assets acquired and liabilities assumed involves significant judgment and assumptions. Acquired assets are generally composed of equity interests in managed investment vehicles and investment management related intangibles such as investment management contracts and investor relationships. Equity interests in managed investment vehicles are valued based upon their latest net asset value. Identifiable intangible assets such as management contracts and investor relationships are typically valued using the income approach based upon net cash flows expected to be generated by the assets, discounted to present value. Estimates applied include, but are not limited to: expected future cash flows, reinvestment rates by existing investors in our investment management business, and discount rates. These estimates are based upon assumptions that management believes a market participant would apply in valuing the assets. These estimates and assumptions are forward-looking and are subject to uncertainties in future economic, market and industry conditions.
Refer to Note 3 to the consolidated financial statements in Item 15 of this Annual Report for additional discussion of the methodology and inputs applied in estimating fair value of assets acquired and liabilities assumed

Consolidation
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
Discussion of i) the Company's involvement in various types of entities that are considered to be VIEs and whether the Company is determined to be the primary beneficiary, and ii) entities deconsolidated during 2023 are included in Note 15 and Note 9, respectively, to the consolidated financial statements in Item 15 of this Annual Report.
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
Our business is exposed primarily to the effect of market risk on our fee revenue and net carried interest allocation, foreign currency risk on non-U.S. investment management business and foreign denominated warehoused investments (if any), interest rate risk on our VFN and other variable rate debt financing warehoused investments (if any), and, equity price risk on marketable equity securities of consolidated investment vehicles.
Market Risk Effect on Fee Revenue and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At December 31, 2023, vehicles with NAV or GAV fee basis make up 5% of our $33 billion FEEUM. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at December 31, 2023 would decrease the OP's share of principal investment income by approximately $110 million.
Incentive Fees and Carried Interest—Incentive fees and carried interest, net of management allocations, are earned based upon the financial performance of a vehicle above a specified return threshold, which is largely driven by appreciation in value of underlying investments. The amount of carried interest allocation recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Carried interest is subject to reversal until such time it is distributed. The extent of the effect of fair value changes to the amount of incentive fees and carried interest earned will depend upon the cumulative performance of an investment vehicle relative to its return threshold, the performance measurement period used to calculate incentives and carried interest, and the stage of the vehicle's lifecycle.
A hypothetical 10% decline in the fair value of fund investments at December 31, 2023 would decrease carried interest by approximately $74 million, representing OP share of carried interest net of allocations to employees, former employees and Wafra. In the same scenario, generally no incentive fees would be realized.
Foreign Currency Risk
As of December 31, 2023, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our recently acquired InfraBridge advisor subsidiary which receives fee revenue predominantly in U.S. dollars but incur operating costs in Pound Sterling ("GBP").
We may have foreign currency denominated investments held by our U.S. subsidiaries that are temporarily warehoused on the balance sheet. At December 31, 2023, our foreign currency exposure is limited to only one AUD equity investment (cost of investment at AUD 35 million). Based upon book value of the investment (which is lower than cost), a hypothetical 100 basis point decline in the AUD/USD rate at December 31, 2023 would have an immaterial effect on earnings.
Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amount as of December 31, 2023.
Equity Price Risk
At December 31, 2023, we had $84 million of long positions and $38 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are largely owned by third party capital, which represent noncontrolling interests.
Item 8. Financial Statements.
The financial statements required by this item is included in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.
Supplementary Financial Information.
Selected Quarterly Financial Information (Unaudited)
All quarterly periods reflect a reclassification of the operating results of the two portfolio companies previously consolidated in the former Operating segment to discontinued operations.

For the three months ended	2023				2022
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$350,310	$262,703	$189,874	$18,496	$271,049	$204,465	$188,945	$30,312
Income (loss) from continuing operations	144,777	359,628	42,954	(181,736)	35,361	61,515	19,622	(176,311)
Income (loss) from discontinued operations	(33,529)	(80,851)	(95,470)	(110,608)	(72,606)	(182,502)	(87,703)	(167,373)
Net income (loss)	111,248	278,777	(52,516)	(292,344)	(37,245)	(120,987)	(68,081)	(343,684)
Net income (loss) attributable to DigitalBridge Group, Inc.	115,267	276,473	(8,663)	(197,797)	(4,590)	(49,088)	(21,562)	(246,557)
Net income (loss) attributable to common stockholders	100,607	261,828	(22,411)	(212,473)	(19,356)	(63,273)	(37,321)	(262,316)
Per Share Data:
Income (loss) from continuing operations per share:
Basic	$0.67	$1.67	$(0.06)	$(1.20)	$(0.16)	$0.16	$(0.13)	$(1.27)
Diluted	0.63	1.58	(0.06)	(1.20)	(0.16)	0.15	(0.13)	(1.27)
Income (loss) from discontinued operations per share:
Basic	(0.06)	(0.07)	(0.08)	(0.15)	0.04	(0.55)	(0.11)	(0.57)
Diluted	(0.05)	(0.07)	(0.08)	(0.15)	0.04	(0.52)	(0.11)	(0.57)
Net income (loss) attributable to common stockholders per share:
Basic	0.61	1.60	(0.14)	(1.35)	(0.12)	(0.39)	(0.24)	(1.84)
Diluted	0.58	1.51	(0.14)	(1.35)	(0.12)	(0.37)	(0.24)	(1.84)
Dividends per common share (1)	0.01	0.01	0.01	0.01	0.01	0.01	—	—
__________
(1)    The Company reinstated quarterly common stock dividends at $0.01 per share beginning the third quarter of 2022, having previously suspended common stock dividends from the second quarter of 2020 through the second quarter of 2022.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of December 31, 2023, our evaluation is ongoing for InfraBridge, which was acquired in February 2023.

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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the SEC, management has elected to exclude InfraBridge, which was acquired in February 2023, from its assessment of the effectiveness of internal control over financial reporting. As of and for the year ended December 31, 2023, InfraBridge represented 12.1% of assets, 3.2% of liabilities and 6.3% of revenues. Based on our evaluation, except for InfraBridge, management concluded that our internal control over financial reporting was effective as of December 31, 2023. We are in the process of integrating InfraBridge into our process of internal control over financial reporting.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalBridge Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DigitalBridge Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InfraBridge, which is included in the 2023 consolidated financial statements of the Company and comprised 12.1% of total assets and 3.2% of total liabilities as of December 31, 2023, and 6.3% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of InfraBridge.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DigitalBridge Group, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 23, 2024

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statements.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalBridge Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter	At December 31, 2023, the carrying value of the Company’s investments totaled $2.5 billion, including principal investments in Company-sponsored funds of $1.2 billion and carried interest allocation of $676.4 million. As discussed further in Notes 2 and 4 to the consolidated financial statements, the underlying investments of the Company’s sponsored investment vehicles (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein, and the Company’s unrealized carried interest allocation is driven primarily by changes in fair value of the underlying investments. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involve significant judgement including, but not limited to, the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities.

Auditing management’s determination of the fair value of the underlying investments that contribute to the Company’s unrealized carried interest allocation which are valued using significant unobservable inputs is complex and involves a high degree of auditor subjectivity to address the higher estimation uncertainty.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s recognition of carried interest allocation, including controls over the Company’s investment valuation process for the underlying investments. This included management’s review controls over the assessment of the valuation techniques and significant unobservable inputs used to estimate the fair value of the underlying investments and management’s evaluation of the completeness and accuracy of the data used in the valuations of the underlying investments.

Our audit procedures included, among others, evaluating changes in fair value of the underlying investments to determine which investments contributed to the Company’s unrealized carried interest allocation, testing the mathematical accuracy of the distribution waterfalls used to determine the Company’s share of income or loss from the underlying funds and agreeing data used in the waterfall calculations to the funds’ accounting records.

For a sample of underlying investments where an increase in fair value contributed to the Company’s unrealized carried interest allocation, we performed procedures to evaluate the appropriateness of the methodology and key inputs and assumptions used in the valuation, including, but not limited to, performing sensitivities on the inputs or assumptions used in the valuation, comparing key inputs and assumptions used in the valuations to source documents or market data, and evaluating the existence of corroborating or contrary evidence obtained through other audit procedures. Our procedures varied based on the nature of each investment selected for testing. For certain investments, we involved our internal valuation specialists to perform corroborative analyses to assess whether the key assumptions used in the valuation and the estimated fair values were supported by observable market data.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Los Angeles, California
February 23, 2024

DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$345,335	$855,564
Restricted cash	4,915	4,854
Investments ($572,749 and $421,393 at fair value)	2,476,093	1,237,363
Goodwill	465,991	298,248
Intangible assets	103,750	85,698
Other assets ($0 and $11,793 at fair value)	78,953	80,821
Due from affiliates	85,815	45,360
Assets of discontinued operations	1,698	8,420,595
Total assets	$3,562,550	$11,028,503
Liabilities
Debt	$371,783	$569,375
Other liabilities ($124,019 and $183,628 at fair value)	681,451	546,923
Liabilities of discontinued operations	153	5,342,142
Total liabilities	1,053,387	6,458,440
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	17,862	100,574
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 and $827,779 liquidation preference; 250,000 shares authorized; 32,876 and 33,111 shares issued and outstanding	794,670	800,355
Common stock, $0.01 and $0.04 par value per share
Class A, 237,250 shares authorized; 163,209 and 159,763 shares issued and outstanding	1,632	6,390
Class B, 250 shares authorized; 166 shares issued and outstanding	2	7
Additional paid-in capital	7,855,842	7,818,068
Accumulated deficit	(6,842,502)	(6,962,613)
Accumulated other comprehensive income (loss)	1,411	(1,509)
Total stockholders’ equity	1,811,055	1,660,698
Noncontrolling interests in investment entities	605,311	2,743,896
Noncontrolling interests in Operating Company	74,935	64,895
Total equity	2,491,301	4,469,489
Total liabilities, redeemable noncontrolling interests and equity	$3,562,550	$11,028,503

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Fee revenue ($254,429, $167,733 and $170,929 from affiliates)	$264,117	$172,673	$180,826
Carried interest allocation	363,075	378,342	99,207
Principal investment income	145,448	56,731	86,023
Other income ($10,400, $4,337 and $10,185 from affiliates)	48,743	87,025	21,774
Total revenues	821,383	694,771	387,830
Expenses
Interest expense	24,540	42,926	63,244
Investment-related expense	3,155	23,219	7,168
Transaction-related costs	10,823	10,129	5,515
Depreciation and amortization	36,651	44,271	44,353
Compensation expense—cash and equity-based	206,892	154,752	159,772
Compensation expense—incentive fee and carried interest allocation	186,030	202,286	65,890
Administrative expense	83,782	94,122	77,768
Total expenses	551,873	571,705	423,710
Other income (loss)
Other gain (loss), net	96,119	(169,747)	(20,119)
Income (loss) from continuing operations before income taxes	365,629	(46,681)	(55,999)
Income tax benefit (expense)	(6)	(13,132)	21,463
Income (loss) from continuing operations	365,623	(59,813)	(34,536)
Income (loss) from discontinued operations	(320,458)	(510,184)	(782,375)
Net income (loss)	45,165	(569,997)	(816,911)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,503	(26,778)	34,677
Investment entities	(155,756)	(189,053)	(500,980)
Operating Company	9,138	(32,369)	(40,511)
Net income (loss) attributable to DigitalBridge Group, Inc.	185,280	(321,797)	(310,097)
Preferred stock dividends	58,656	61,567	70,627
Preferred stock repurchases	(927)	(1,098)	4,992
Net income (loss) attributable to common stockholders	$127,551	$(382,266)	$(385,716)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$1.13	$(1.23)	$(1.27)
Net income (loss) attributable to common stockholders per common share—basic	$0.78	$(2.47)	$(3.14)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$1.10	$(1.23)	$(1.27)
Net income (loss) attributable to common stockholders per common share—diluted	$0.77	$(2.47)	$(3.14)
Weighted average number of shares
Basic	159,868	154,495	122,864
Diluted	169,720	154,495	122,864
Dividends declared per common share	$0.04	$0.02	$—
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$45,165	$(569,997)	$(816,911)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	318	(2,867)	(17,048)
Available-for-sale debt securities	—	(6,373)	(331)
Foreign currency translation	2,279	(44,232)	(94,560)
Cash flow hedges	—	—	1,285
Net investment hedges	—	(8,368)	(57,291)
Other comprehensive income (loss)	2,597	(61,840)	(167,945)
Comprehensive income (loss)	47,762	(631,837)	(984,856)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	6,503	(26,778)	34,677
Investment entities	(155,340)	(203,125)	(581,540)
Operating Company	9,365	(36,116)	(48,783)
Comprehensive income (loss) attributable to stockholders	$187,234	$(365,818)	$(389,210)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2020	$999,490	$4,841	$7,570,473	$(6,195,456)	$122,123	$2,501,471	$4,327,372	$155,747	$6,984,590
Net income (loss)	—	—	—	(310,097)	—	(310,097)	(500,980)	(40,511)	(851,588)
Other comprehensive income (loss)	—	—	—	—	(79,113)	(79,113)	(80,560)	(8,272)	(167,945)
Redemption of preferred stock (Note 8)	(145,258)	—	(4,992)	—	—	(150,250)	—	—	(150,250)
Exchange of notes for common stock	—	734	181,473	—	—	182,207	—	—	182,207
Shares issued pursuant to settlement liability	—	60	46,982	—	—	47,042	—	—	47,042
Deconsolidation of investment entities (Note 2)	—	—	1,956	—	(1,482)	474	(1,080,134)	—	(1,079,660)
Redemption of OP Units for class A common stock	—	20	4,627	—	—	4,647	—	(4,647)	—
Equity-based compensation	—	66	51,224	—	—	51,290	2,841	3,898	58,029
Shares canceled for tax withholdings on vested equity awards	—	(29)	(19,331)	—	—	(19,360)	—	—	(19,360)
Contributions from noncontrolling interests	—	—	—	—	—	—	202,471	—	202,471
Distributions to noncontrolling interests	—	—	—	—	—	—	(222,519)	—	(222,519)
Preferred stock dividends	—	—	—	(70,627)	—	(70,627)	—	—	(70,627)
Reallocation of equity (Notes 2 and 9)	—	—	(11,605)	—	855	(10,750)	4,682	6,068	—
Balance at December 31, 2021	854,232	5,692	7,820,807	(6,576,180)	42,383	2,146,934	2,653,173	112,283	4,912,390
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net income (loss)	—	—	—	(321,797)	—	(321,797)	(189,053)	(32,369)	(543,219)
Other comprehensive income (loss)	—	—	—	—	(44,021)	(44,021)	(14,072)	(3,747)	(61,840)
Stock repurchases	(53,877)	(168)	(53,740)	—	—	(107,785)	—	—	(107,785)
Cost of DataBank recapitalization	—	—	(13,122)	—	—	(13,122)	(21,247)	—	(34,369)
DataBank recapitalization (Note 9)	—	—	230,238	—	—	230,238	(230,238)	—	—
Exchange of notes for common stock (Note 7)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 9)	—	—	(725,026)	—	—	(725,026)	—	—	(725,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 9)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 9)	—	—	—	—	—	—	4,087	—	4,087
Assumption of deferred tax asset resulting from redemption of redeemable noncontrolling interest (Note 9)	—	—	5,200	—	—	5,200	—	—	5,200
Deconsolidation of investment entities (Note 2)	—	—	—	—	—	—	(376,177)	—	(376,177)
Redemption of OP Units for class A common stock	—	4	337	—	—	341	—	(341)	—
Equity-based compensation	—	63	39,933	—	—	39,996	12,834	2,498	55,328
Shares canceled for tax withholdings on vested equity awards	—	(27)	(18,212)	—	—	(18,239)	—	—	(18,239)
Issuance of OP Units in connection with business combinations	—	—	—	—	—	—	—	—	—
Acquisition from noncontrolling interests	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,613,962	—	2,613,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,677,297)	(254)	(1,677,551)
Preferred stock dividends	—	—	—	(61,401)	—	(61,401)	—	—	(61,401)
Common stock dividends declared ($0.02 per share)	—	—	—	(3,235)	—	(3,235)	—	—	(3,235)
Reallocation of equity (Notes 2 and 9)	—	—	13,046	—	129	13,175	—	(13,175)	—
Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	185,280	—	185,280	(155,756)	9,138	38,662
Other comprehensive income (loss)	—	—	—	—	1,954	1,954	416	227	2,597
Stock repurchases (Note 8)	(5,685)	—	927	—	—	(4,758)	—	—	(4,758)
Change in common stock par value (Note 8)	—	(4,862)	4,862	—	—	—	—	—	—
DataBank recapitalization (Note 9)	—	—	(14,791)	—	—	(14,791)	33,001	—	18,210
Vantage SDC expansion capacity funded through equity, net of liability settlement (Note 9)	—	—	12,255	—	—	12,255	97,307	—	109,562
Deconsolidation of investment entities (Note 9)	—	—	—	—	965	965	(2,137,819)	—	(2,136,854)
Redemption of OP Units for cash and class A common stock	—	3	981	—	—	984	—	(984)	—
Equity-based compensation	—	122	53,343	—	—	53,465	14,010	164	67,639
Shares canceled for tax withholdings on vested stock awards	—	(26)	(18,654)	—	—	(18,680)	—	—	(18,680)
Contributions from noncontrolling interests	—	—	—	—	—	—	115,781	—	115,781
Distributions to noncontrolling interests	—	—	—	—	—	—	(104,681)	(497)	(105,178)
Preferred stock dividends	—	—	—	(58,656)	—	(58,656)	—	—	(58,656)
Common stock dividends declared ($0.04 per share)	—	—	—	(6,513)	—	(6,513)	—	—	(6,513)
Reallocation of equity (Note 2 and Note 9)	—	—	(1,149)	—	1	(1,148)	(844)	1,992	—
Balance at December 31, 2023	794,670	1,634	7,855,842	(6,842,502)	1,411	1,811,055	605,311	74,935	2,491,301
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$45,165	$(569,997)	$(816,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of discount and net origination fees on loans receivable and debt securities	—	—	—
Paid-in-kind interest added to loan principal	(948)	(7,144)	8,398
Straight-line rent income	(10,286)	(25,488)	2,778
Amortization of above- and below-market lease values, net	1,664	208	5,042
Amortization of deferred financing costs and debt discount and premium, net	21,119	106,410	65,129
Unrealized carried interest allocation	(334,672)	(253,447)	(100,800)
Unrealized principal investment income	(145,448)	(56,731)	(86,023)
Other equity method (earnings) losses	15,188	45,489	194,071
Distributions of income from equity method investments	3,776	2,992	3,054
Impairment of real estate and intangible assets	—	35,985	319,263
Allowance for doubtful accounts	—	—	3,294
Depreciation and amortization	485,551	579,250	636,555
Equity-based compensation	67,639	54,710	59,416
Gain on sales of real estate, net	—	—	(49,429)
Deferred income tax (benefit) expense	(69)	11,572	(68,454)
(Gain) Loss on debt extinguishment	—	133,173	(29,099)
Other (gain) loss, net	(101,209)	22,245	114,418
Other adjustments, net	162	(997)	(7,484)
(Increase) decrease in other assets and due from affiliates	(7,058)	35,372	(72,700)
Increase (decrease) in accrued and other liabilities and due to affiliates	193,063	148,980	67,719
Net cash provided by (used in) operating activities	233,637	262,582	248,237
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(584,589)	(570,035)	(549,621)
Return of capital from equity method investments	79,229	59,248	90,205
Proceeds from sale of equity investments	695,683	522,337	564,025
Acquisition of loans receivable and debt securities	—	(164,815)	(147,498)
Proceeds from paydown and maturity of debt securities	—	573	1,261
Net disbursements on originated loans	—	(215,918)	(33,272)
Repayments of loans receivable	6,804	23,956	485,613
Proceeds from sales of loans receivable and debt securities	—	401,002	146,004
Acquisition of and additions to real estate, related intangibles and leasing commissions	(653,470)	(2,141,237)	(828,361)
Proceeds from sales of real estate investment holding entities	—	162,268	408,391
Investment deposits	(4,140)	630	(21,418)
Net receipt (payment) on settlement of derivatives	3,401	9,352	17,123
Acquisition of InfraBridge, net of cash acquired (Note 3)	(314,266)	—	—
Proceeds from sale of fixed assets	—	—	14,946
Cash and restricted cash derecognized in deconsolidation of investment entities	(229,183)	—	—
Proceeds from DataBank recapitalization, net of carried interest distribution	21,487	—	—
Other investing activities, net	—	(769)	(833)
Net cash provided by (used in) investing activities	(979,044)	(1,913,408)	146,565

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(58,761)	$(62,395)	$(73,384)
Dividends paid to common stockholders	(6,477)	(1,636)	—
Repurchases of common stock	—	(55,006)	—
Borrowings on corporate debt	—	290,000	345,000
Repayments of corporate debt, including senior notes	(200,000)	(304,237)	(76,502)
Borrowings from investment level debt	1,722,443	872,726	2,094,722
Repayments of investment level debt	(1,199,865)	(210,268)	(1,643,900)
Payment of deferred financing costs and prepayment penalties on investment level debt	(38,029)	(18,688)	(48,127)
Contributions from noncontrolling interests	116,081	2,625,612	232,144
Distributions to and redemptions of noncontrolling interests	(163,802)	(2,109,229)	(249,083)
Payment of contingent consideration to Wafra	(90,000)	—	—
Repurchases of preferred stock	(4,758)	(52,779)	(150,250)
Shares canceled for tax withholdings on vested equity awards	(18,680)	(18,239)	(19,360)
Acquisition of noncontrolling interest	—	(32,076)	—
Net cash provided by (used in) financing activities	58,152	923,785	411,260
Effect of exchange rates on cash, cash equivalents and restricted cash	766	(2,465)	(2,825)
Net increase (decrease) in cash, cash equivalents and restricted cash	(686,489)	(729,506)	803,237
Cash, cash equivalents and restricted cash—beginning of period	1,036,739	1,766,245	963,008
Cash, cash equivalents and restricted cash—end of period	$350,250	$1,036,739	$1,766,245
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2023	2022	2021
Beginning of period
Cash and cash equivalents	$855,564	$1,226,897	$703,544
Restricted cash	4,854	7,511	67,772
Assets of discontinued operations—cash and cash equivalents	62,690	375,205	—
Assets of discontinued operations—restricted cash	113,631	156,632	191,692
Total cash, cash equivalents and restricted cash—beginning of period	$1,036,739	$1,766,245	$963,008

End of period
Cash and cash equivalents	$345,335	$855,564	$1,226,897
Restricted cash	4,915	4,854	7,511
Assets of discontinued operations—cash and cash equivalents	—	62,690	375,205
Assets of discontinued operations—restricted cash	—	113,631	156,632
Total cash, cash equivalents and restricted cash—end of period	$350,250	$1,036,739	$1,766,245

The accompanying notes form an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized of $5,433, $3,206 and $1,567	$179,071	$219,851	$444,365
Cash received (paid) for income taxes	57	11,747	5,927
Operating lease payments for corporate offices	9,096	9,651	10,358
Operating lease payments for TowerCo	—	11,709	—
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$233,903	$300,482	$375,250
Net cash provided by (used in) investing activities of discontinued operations	(600,050)	(1,377,005)	336,102
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,477	$16,491	$15,759
Receivables from asset sales	662	16,824	14,045
Contingent consideration for acquisition of InfraBridge	10,874	—	—
Redemption of OP Units for common stock	984	341	4,647
Redemption of redeemable noncontrolling interest for common stock	—	348,759	—
Exchange of notes into shares of Class A common stock	—	60,317	161,261
Debt assumed by buyer in sale of real estate	—	—	44,148
Seller note received in sale of NRF Holdco equity (Note 2)	—	154,992	—
Loan receivable relieved in exchange for equity investment acquired	—	20,676	—
Vantage SDC capacity funded through equity, net of liability settlement (Note 9)	109,562	—	—
Operating lease ROU assets and lease liabilities established for corporate offices	15,314	5,837	421
Assets of investment entities disposed of in sale of equity and/or deconsolidated(1)	8,659,140	4,689,188	5,614,465
Liabilities of investment entities disposed of in sale of equity and/or deconsolidated(1)	5,941,332	3,948,016	4,291,557
Assets of investment entities deconsolidated (1)	—	—	—
Liabilities of investment entities deconsolidated (1)	—	—	—
Noncontrolling interests of investment entities disposed of in sale of equity and/or deconsolidated (1)	2,398,693	415,098	1,080,134
__________
(1)    Represents deconsolidation of Vantage SDC and DataBank in 2023, sale of Wellness Infrastructure business in 2022, and sale of non-digital investment portfolio and hospitality business in 2021 (Notes 9 and 2)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

1. Business and Organization
DigitalBridge Group, Inc. ("DBRG," and together with its consolidated subsidiaries, the "Company") is a leading global digital infrastructure investment manager. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, and has expanded to include offerings in core equity, credit, liquid securities, and mid-market global infrastructure equity through InfraBridge (Note 3).
On December 31, 2023, the Operating segment was discontinued following full deconsolidation of the portfolio companies in the Operating segment, as discussed in Note 9, at which time, the activities thereof qualified as discontinued operations (Note 2). All prior periods presented have been reclassified to conform to current period presentation as discontinued operations.
Organization
The Company operates as a taxable C Corporation commencing with the taxable year ended December 31, 2022. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2023, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represents predominantly the majority ownership held by third party investors in the Company's former Operating segment, carried interest allocation to certain senior executives of the Company (Note 16), and membership interests in OP held by certain current and former employees of the Company.
To the extent the Company consolidates a subsidiary that is subject to industry-specific guidance such as investment company accounting applied by the Company's consolidated funds, the Company retains the industry-specific guidance applied by that subsidiary in its consolidated financial statements.
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
Prior to full redemption in May 2022, there was also redeemable noncontrolling interests in the Company's investment management business, as discussed in Note 9.
Noncontrolling Interests in Investment Entities—This represents predominantly carried interest allocation to certain senior executives of the Company (Note 16). Excluding carried interests, allocation of net income or loss is generally based upon relative ownership interests.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. Upon sale, complete or substantially complete liquidation of a foreign subsidiary, or upon partial sale of a foreign equity method investment, the translation adjustment associated with the foreign subsidiary or investment, or a proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings.
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
The Company has elected fair value option to account for certain equity method investments and loans receivable.
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
Restricted Cash
Restricted cash consists primarily of cash reserves maintained pursuant to the governing agreement of the securitized debt of the Company and prior to December 31, 2023, securitized debt of portfolio companies in the Operating segment.
Investments
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
The Company's share of earnings (losses) from equity method investments in its sponsored funds and fair value changes of equity method investments under the fair value option are recorded in principal investment income (loss). Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).
Equity Method Investments—The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Company may record its proportionate share of income (loss) on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the statement of cash flows under the cumulative earnings approach.
Carried Interest—The Company's equity method investments include its interests as general partner or equivalent in investment vehicles that it sponsors. The Company recognizes earnings based on its proportionate share of results from these investment vehicles and a disproportionate allocation of returns based on the extent to which cumulative performance exceeds minimum return hurdles pursuant to terms of their respective governing agreements (“carried interests”). Carried interest is discussed further in Note 4.

Impairment—Evaluation of impairment applies to equity method investments for which fair value option has not been elected and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable, and for equity method investees with publicly traded equity, the traded price of the equity securities in an active market.
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
Interest Income—Interest income from debt securities, including stated coupon interest payments and amortization of purchase premiums or discounts, is recognized using the effective interest method over the expected life of the debt securities.
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
The Company had elected the fair value option for all loans receivable.
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
Identifiable intangibles recognized in acquisition of an investment management business generally include management contracts, which represent contractual rights to future fee revenue from in-place management contracts that are amortized based upon expected cash flows over the remaining term of the contracts; and investor relationships, which represent potential fee revenue generated from future reinvestment by existing investors that is amortized on a straight-line basis over its estimated useful life.
Other intangible assets include trade names, which are recognized as a separate identifiable intangible asset to the extent the Company intends to continue using the trade name post-acquisition. Trade names are valued as the savings from royalty fees that would have otherwise been incurred. Trade names are amortized on a straight-line basis over the estimated useful life, or not amortized if they are determined to have an indefinite useful life.
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
In evaluating investment management intangibles for impairment, such as management contracts and investor relationships, the Company considers various factors that may affect future fee revenue, including but not limited to, changes in fee basis, amendments to contractual fee terms, and projected capital raising for future investment vehicles. Indefinite life trade names are impaired if the Company determines that it no longer intends to use the trade name.
Accounts Receivable and Related Allowance
Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs associated with the formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs associated with managing the operations of certain investment vehicles. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations on a gross basis to the extent the Company determines that it acts in the capacity of a principal in the incurrence of such costs. The Company facilitates the payments of organization and offering costs, due diligence costs to the extent the related investments are consummated and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheets, until such amounts are repaid. Due diligence costs related to unconsummated investments that are borne by the Company are expensed as transaction-related costs in the consolidated statement of operations. The Company assesses the collectability of such receivables and establishes an allowance for any balances considered not collectable.
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

Cash Flow Hedges—The Company may use interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt and may designate as cash flow hedges. Changes in fair value of the derivative is recorded in accumulated other comprehensive income (loss), or "AOCI," and reclassified into earnings when the hedged item affects earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in AOCI are reclassified into earnings when the hedged item affects earnings.
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
The Company's leasing arrangements are composed primarily of operating ground leases for investment properties, operating leases for its corporate offices and, prior to the deconsolidation of the subsidiaries in the Operating Segment, finance and operating leases for data centers.
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
Fee Revenue
Fee revenue consists primarily of the following:
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
Other Income
Other income includes primarily the following:
Cost Reimbursements from Affiliates—For various services provided to certain affiliates, including managed investment vehicles, the Company is entitled to receive reimbursements of expenses incurred, generally based on expenses that are directly attributable to providing those services and/or a portion of overhead costs. To the extent the Company determines that it acts in the capacity of a principal in the incurrence of such costs on behalf of the managed investment vehicle, the cost reimbursement is presented on a gross basis in other income and the expense in either investment-related expense or administrative expense in the consolidated statements of operations in the period the costs are incurred. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
Property Operating Income—2022 included lease income from a tower portfolio, acquired in June 2022 as a warehoused investment and transferred to a core equity fund in December 2022.

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
Diluted EPS is based upon the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents represent the assumed issuance of common shares in settlement of certain arrangements if determined to be dilutive, generally based upon the more dilutive of the two-class method or the treasury stock method, or based upon the if-converted method for the assumed conversion of the Company's outstanding convertible notes. The earnings allocated to common shareholders is adjusted to add back the income or loss associated with the potentially dilutive instruments that are assumed to result in the issuance of common shares if determined to be dilutive, such as interest expense on the Company's convertible notes.
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
The Company's discontinued operations in the periods presented herein represent: (i) the operations of digital infrastructure portfolio companies previously consolidated in the Company's former Operating segment; and (ii) the Company's former real estate investment and operations as a Real Estate Investment Trust ("REIT"), along with an adjacent investment management business, which have since been disposed as part of the Company's transformation into an investment manager with a digital infrastructure focus. These former businesses comprised the following.
•The full deconsolidation of both portfolio companies in the former Operating segment on December 31, 2023 (as discussed in Note 9) represented a strategic shift that has major effect on the Company’s operations and financial results, meeting the criteria as discontinued operations as of December 31, 2023. The Operating segment previously composed of balance sheet equity interests in two digital infrastructure portfolio companies, Vantage SDC and DataBank, a stabilized hyperscale and an edge colocation data center business, respectively. These portfolio companies directly held and operated data centers, earning rental income from providing use of data center space and/or capacity through leases, services and other tenant arrangements. Prior to deconsolidation and reclassification as discontinued operations, the assets, liabilities and operating results of DataBank and Vantage SDC were included in the Company's consolidated financial statements at historical cost in the former Operating segment, with the portion of operating results attributable to third party investors presented as noncontrolling interests in investment entities.
•The Company's equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP) was sold in March 2023 for net proceeds totaling $201.6 million. The Company's investment in BRSP qualified as held for sale in March 2023 and its disposition represented a strategic shift that has major effect on the Company’s operations and financial results, meeting the criteria as discontinued operations as of March 2023. A $9.7 million impairment of the BRSP shares was recorded in 2023 prior to its disposition.
•The Wellness Infrastructure business was disposed in February 2022, along with other non-core assets held by a subsidiary, NRF Holdco, LLC ("NRF Holdco"). The equity of NRF Holdco was sold for $281 million, in a combination of cash and a $155 million unsecured promissory note. The promissory note was fully written down in March 2023, as discussed in Note 11. The disposition of NRF Holdco resulted in a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer of $92.1 million and additional impairment loss based upon final carrying value of the Wellness Infrastructure net assets in 2022, with $251.7 million of impairment loss having already been recorded in 2021 based upon the selling price.
•The Company's equity interests in its non-digital investment portfolio, which included real estate, real estate-related equity and debt investments, along with an adjacent investment management business, was substantively disposed in a bulk sale in December 2021, with a write-down in the value of the assets based upon the selling price recorded in 2021 prior to disposition. A small number of investments excluded from this bulk sale continue to be disposed over time.
•The Hospitality business was disposed in March 2021. Additionally, a hotel portfolio that was in receivership was sold by the lender in September 2021 which had resulted in a $54.2 million gain on debt extinguishment.
Income (Loss) from discontinued operations is summarized as follows.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Property operating income	$774,226	$953,727	$1,500,032
Other income	8,895	21,559	106,826
Total revenues	783,121	975,286	1,606,858
Property operating expense	329,762	412,924	779,074
Interest expense	174,722	268,519	380,272
Depreciation and amortization	448,900	534,979	592,202
Compensation and other expenses	136,097	203,669	277,730
Impairment loss	—	35,985	317,405
Equity method earnings (losses)	(15,188)	(45,489)	(192,478)
Other gain (loss), net	2,671	13,682	120,753
Income (Loss) from discontinued operations before income taxes	(318,877)	(512,597)	(811,550)
Income tax benefit (expense)	(1,581)	2,413	29,175
Income (Loss) from discontinued operations	(320,458)	(510,184)	(782,375)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	(260,120)	(302,072)	(528,125)
Operating Company	(4,339)	(15,893)	(24,465)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(55,999)	$(192,219)	$(229,785)
Assets and Liabilities of Discontinued Operations
Assets of the former Operating segment were not held for disposition prior to their deconsolidation and qualification as discontinued operations on December 31, 2023. All other assets of discontinued operations were held for disposition prior to their sale.
The Company initially measures assets classified as held for disposition at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.

(In thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$—	$62,690
Restricted cash	—	113,631
Real estate	—	5,921,298
Investments	1,342	280,019
Goodwill	—	463,120
Intangible assets	—	1,006,469
Other assets	356	573,368
Total assets of discontinued operations	$1,698	$8,420,595

Liabilities
Debt	$—	$4,586,765
Lease intangibles and other liabilities	153	755,377
Total liabilities of discontinued operations	$153	$5,342,142
Reclassifications
As discussed in "—Discontinued Operations," the Company's investment in BRSP and the portfolio companies previously consolidated in the Company's former Operating segment qualified as discontinued operations in March 2023 and December 2023, respectively. For all prior periods presented: (i) on the December 31, 2022 consolidated balance sheets, the equity method investment in BRSP (2022: $218.0 million previously included in equity and debt investments) and the assets of the portfolio companies previously consolidated in the former Operating segment totaling $8.1 billion have been reclassified to assets of discontinued operations, while the liabilities of the portfolio companies previously consolidated in the former Operating segment totaling $5.3 billion have been reclassified to liabilities of discontinued operations; and (ii) on the 2022 and 2021 consolidated statements of operations, the loss from BRSP of $37.3 million in 2022 and earnings of $41.2 million in 2021, previously included in equity method earnings (losses), and the net loss of the portfolio companies previously consolidated in the former Operating segment totaling $324.2 million in 2022 and $223.5 million in 2021 have been reclassified to income (loss) from discontinued operation.
In 2023, the Company also determined that principal investment income from its equity interest as general partner and general partner affiliate in its sponsored investment vehicles, and its entitlement to carried interest allocation, represent a core component of returns in its investment management business. Accordingly, beginning in 2023, principal investment income and carried interest allocation are now presented within total revenues on the consolidated statements of operations, previously presented as equity method earnings (losses) and equity method earnings—carried interest, respectively, both of which are no longer applicable as separate financial statement line items following the changes discussed herein. Prior periods have been reclassified to conform to current presentation.
Accounting Policies Related to Real Estate
Accounting policies related to real estate are applicable to continuing operations in 2022 and to discontinued operations in all periods presented.
Real Estate Acquisitions
Real estate acquisitions are considered asset acquisitions and are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired are allocated among the acquired components based on their relative fair values at the time of acquisition, and does not give rise to goodwill. Such components include land, building, site and building improvements, infrastructure, equipment, lease-related tangible and intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values, and tenant relationships. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost for a similar property, as appropriate. The fair value of site and tenant improvements and infrastructure assets are estimated based upon current market replacement costs and other relevant market rate information. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired. Contingent consideration in connection with the acquisition of assets (and that is not a VIE) is generally recognized when the liability is considered both probable and reasonably estimable, as part of the basis of the acquired assets.

Previously warehoused investment
In June 2022, the Company acquired the mobile telecommunications tower business (“TowerCo”) of Telenet Group Holding NV (Euronext Brussels: TNET) for €740.1 million or $791.3 million (including transaction costs). In December 2022, the Company's interest in the temporarily warehoused TowerCo investment was transferred to the Company's new core equity fund and TowerCo was deconsolidated.
The TowerCo assets acquired had included owned tower sites, tower sites subject to third party leases that gave rise to ROU lease assets and corresponding lease liabilities, equipment, as well as customer relationships related primarily to a master lease agreement with Telenet as lessee. The acquisition had been funded through $326.1 million of debt, $278.1 million of equity from the Company, and $213.8 million in third party equity. In addition to the purchase price, the funds had been used to finance transaction costs, debt issuance costs, working capital and as operating cash.
The following table summarizes the allocation of cash consideration to TowerCo assets acquired and liabilities assumed, including capitalized transaction costs, in 2022.

(In thousands)
Real estate	$363,121
Intangible assets	673,218
ROU and other assets	234,462
Deferred tax liabilities	(243,223)
Lease and other liabilities	(236,324)
Fair value of net assets acquired	$791,254
•Real estate was valued based upon current replacement cost for towers in consideration of their remaining economic life. Useful lives of towers and related equipment acquired range from 11 to 71 years.
• Lease-related intangibles were composed of the following:
• In-place leases reflect the value of rental income forgone if the towers acquired were not leased, discounted at 6.8%, with remaining lease terms of 15 years.
• Customer relationships for towers were valued as the estimated future cash flows to be generated over the life of the tenant relationships based upon rental rates, operating costs, expected renewal terms and attrition, discounted at 6.8%, with estimated useful lives between 19 and 45 years.
•Deferred tax liabilities were recognized for the book-to-tax basis differences associated with the TowerCo acquisition.
•Other assets acquired and liabilities assumed include primarily lease ROU assets associated with leasehold ground space hosting tower communication sites, along with corresponding lease liabilities. Lease liabilities were measured based upon the present value of future lease payments over the lease term, discounted at the incremental borrowing rate of the acquiree entity.
In 2022, prior to transfer, TowerCo generated lease income of $43.0 million, and incurred depreciation expense of $8.8 million, and amortization expense of $9.9 million, presented within Corporate and Other.
Real Estate Held for Investment
Real estate held for investment are carried at cost less accumulated depreciation.
Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, generally up to 50 years for buildings, 40 years for site and building improvements, 30 years for data center infrastructure, and 8 years for furniture, fixtures and equipment. Tenant improvements are amortized over the lesser of the useful life or the remaining term of the lease.
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
Lease-Related Intangibles
Identifiable intangibles recognized in acquisitions of operating real estate include in-place leases, deferred leasing costs, above- or below-market leases, and tenant relationships.
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
In addition to leasing activities, data center operators provide various data center services to their customers, largely in the colocation business, which give rise to customer service contract and customer relationship intangible assets in an acquisition of operating data centers. Customer service contracts are valued based upon an estimate of net cash flows from providing data center services that would have been forgone if these service contracts were not in place, taking into consideration the time it would take to execute a new contract. Customer service contracts are amortized on a straight-line basis over the remaining term of the respective contracts, and if the service contract is terminated, the remaining unamortized balance is charged off. Customer relationships represent incremental net cash flows to the business that is attributable to these in-place relationships, and is amortized on a straight-line basis over its estimated useful life.

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
Hotel Operating Income
Hotel operating income, presented within discontinued operations, included room revenue, food and beverage sales and other ancillary services. Revenue was recognized upon occupancy of rooms, consummation of sales and provision of services. The Company's hotel business was sold in March 2021, with one portfolio that was in receivership sold by the lender in September 2021.
Collectability of property operating income receivable (excluding lease income receivable)
The Company periodically evaluate aged receivables and considers the collectability of unbilled receivables. The Company estimated allowance for doubtful accounts for specific accounts receivable balances based upon historical collection trends, age of outstanding accounts receivables and existing economic conditions associated with the receivables.
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
The Company early adopted the ASU on January 1, 2023. At the time of filing, the Company has one equity security that is subject to contractual sale restrictions, but was not subject to such restrictions at the time of adoption or during 2023.

Future Accounting Standards
Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of segment disclosures to require all annual disclosures on an interim basis and provide for incremental disclosures, including the following:
•Category and amount of significant segment expenses that are regularly provided to (even if not regularly reviewed by) the chief operating decision maker ("CODM") and included in each reported segment profit (loss) measure, otherwise the nature of expense information (for example, consolidated, forecasted, budgeted) used by the CODM;
•An amount (without individual quantification) for other segment items (represents difference between segment revenue less segment expense disclosed and reported segment profit (loss) measure), including description of the composition, nature and type of the other segment items;
•Description of how CODM uses each reported segment profit (loss) measure to assess segment performance and determine resource allocation; and
•Title and position of individual or name of group or committee identified as CODM.
The ASU changes current guidance by permitting multiple measures of segment profit (loss) to be reported provided that the measure most consistent with GAAP is reported. The ASU also clarifies that a single reportable segment entity is subject to segment disclosures in its entirety, which would require reporting of segment profit (loss) measure that is not a consolidated GAAP measure and not clearly evident from existing disclosures. The ASU does not change existing guidance around identification of operating segments and determination of reportable segments. The requirements under this ASU are to be applied retrospectively to all prior periods presented unless impracticable.
The Company adopted this ASU on its effective date of January 1, 2024.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in total amount of unrecognized tax benefits within 12 months of reporting date; and (b) cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures).
This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application.
3. Business Combinations
InfraBridge
In February 2023, the Company acquired the global infrastructure equity investment management business of AMP Capital Investors International Holdings Limited, which was rebranded as InfraBridge at closing. Consideration for the acquisition consisted of $314.3 million cash consideration (net of cash assumed), subject to customary post-closing working capital adjustments, plus a contingent amount based upon achievement of future fundraising targets for InfraBridge's new global infrastructure funds. The estimated fair value of the contingent consideration is subject to remeasurement each reporting period, as discussed in Note 10.

The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed. The initial cash consideration was determined, in part, based upon estimated net working capital of the acquired entities at closing. The purchase price allocation is provisional and will be finalized through the one year measurement period. Subsequent to the acquisition, certain adjustments were identified that affected the provisional accounting, as presented below. These were adjustments to net working capital and to the value of acquired interest in an InfraBridge fund based upon a revised NAV of the fund, applying new information about facts and circumstances that existed at the time of acquisition.

(In thousands)	As Reported At March 31, 2023	Measurement Period Adjustments	As Revised At December 31, 2023
Consideration
Cash	$364,338	$1,102	$365,440
Estimated fair value of contingent consideration	10,874	—	10,874
	$375,212		$376,314
Assets acquired and liabilities assumed
Cash	51,174	—	51,174
Principal investments	130,810	(18,500)	112,310
Intangible assets	50,800	—	50,800
Other assets	27,682	7,017	34,699
Deferred tax liabilities	(10,198)	—	(10,198)
Other liabilities	(21,625)	(8,589)	(30,214)
Fair value of net assets acquired	228,643		208,571
Goodwill	146,569	21,174	167,743
	$375,212		$376,314
•Principal investments represent acquired interests in InfraBridge funds, valued at their most recent NAV at closing.
•The investment management intangible assets of InfraBridge were composed of the following:
•Management contracts were valued based upon estimated net cash flows expected to be generated from the contracts, with remaining term of the contracts ranging between 1 and 4 years, discounted at 8.0%.
•Investor relationships represent the fair value of potential future investment management fees, net of operating costs, to be generated from repeat InfraBridge investors in future sponsored vehicles, with a weighted average estimated useful life of 12 years, discounted at 14.0%.
•Deferred tax liabilities were recognized for the book-to-tax basis difference of identifiable intangible assets acquired, net of deferred tax assets assumed.
•Other assets acquired and liabilities assumed include management fee receivable and compensation payable associated with the pre-acquisition period, amounts due to InfraBridge funds and receivable from seller.
•Goodwill is the value of the business acquired that is not already captured in identifiable assets, largely represented by the potential synergies from combining the capital raising resources of DBRG and the mid-market infrastructure specialization of the InfraBridge team.

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	December 31, 2023	December 31, 2022
Equity method investments (1)
Principal investments	$1,194,417	$410,511
Carried interest allocation	676,421	341,749
Other equity investments	71,417	115,024
CLO subordinated notes	50,927	50,927
Loans receivable	—	133,307
	1,993,182	1,051,518
Equity investments of consolidated funds
Marketable equity securities	66,297	139,076
Other investments	416,614	46,769
	$2,476,093	$1,237,363
__________
(1)    Equity method investments in the Investment Management segment are $726.1 million at December 31, 2023 and $393.4 million at December 31, 2022..
Equity Method Investments
Principal Investments
Principal investments represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner (presented in the Investment Management segment). The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, InfraBridge funds and funds invested in DataBank (presented within Corporate and Other).
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, is recorded in principal investment income on the consolidated statements of operations.
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
Carried interest allocation on the balance sheet date represents unrealized carried interest allocation in connection with sponsored funds that are currently in the early stage of their lifecycle. Carried interest allocation is presented gross of management allocation.
Carried Interest Distributed
Carried interest of $28.4 million in 2023 and $152.5 million in 2022 was distributed and recognized in carried interest allocation on the consolidated statement of operations. Of the distributed carried interest, $0.8 million in 2023 and $119.8 million in 2022 was allocated to current and former employees and to Wafra (Note 9), recorded as either carried interest compensation, other loss, or amounts attributable to noncontrolling interests (Note 16). There was no carried interest distribution in 2021.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed as of December 31, 2023 and 2022.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, all of the carried interest distributed to-date of $180.9 million would be subject to clawback as of December 31, 2023, of which $120.6 million would be the responsibility of the employee/former employee recipients and Wafra. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Other Equity Investments
Other equity investments include investments warehoused potentially for future sponsored funds, a marketable equity security and equity interest in a non-traded REIT (Note 10), as well as an investment in a managed account. These investments are generally carried at fair value or under the measurement alternative, which is at cost, adjusted for impairment and observable price changes. Dividends or other distributions from these investments are recorded in other income, while changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.
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
Following the end of the non-call period in October 2024, the subordinated notes may be redeemed by the Company (in whole, not in part) upon redemption of the secured notes by secured noteholders (in whole, not in part), if there is sufficient proceeds from sale of collateral assets, including payment of expenses therewith. The redemption price for the subordinated notes is equal to its share of excess interest and principal proceeds payable.
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
At December 31, 2023 and 2022	$50,927	$—	$—	$—	$50,927
In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes in September 2022 was a reasonable representation of its fair value at December 31, 2023 and 2022, classified as Level 3 of the fair value hierarchy.
Loans Receivable
At December 31, 2023, there was no outstanding balance on loans receivable. Activities in the loans receivable balance is discussed in Note 10.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner, as discussed in Note 15. Equity investments of consolidated funds are composed primarily of marketable equity securities held by funds in the liquid securities strategy and investment in Vantage SDC post-deconsolidation. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees, excluding investees classified as discontinued operations. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2023	December 31, 2022
Total assets	$38,062,830	$22,507,463
Total liabilities	413,270	79,053
Owners' equity	37,649,560	22,428,410
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2023	2022	2021
Total revenues	$117,846	$23,232	$39,760
Net income (loss)	2,976,972	2,150,989	771,962

5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in goodwill assigned to the Investment Management reportable segment.

	Year Ended December 31,
(In thousands)	2023	2022
Beginning balance	$298,248	$298,248
Business combination (Note 3)	167,743	—
Ending balance (1)	$465,991	$298,248
__________
(1)    Remaining goodwill deductible for income tax purposes was $111.8 million at December 31, 2023 and $122.4 million at December 31, 2022.
Based on its qualitative assessment, the Company determined that there were no indicators of impairment to goodwill in 2023 and 2022.
Intangible Assets
Investment management intangible assets are composed of the following:

	December 31, 2023			December 31, 2022
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)	Accumulated Amortization(1)	Net Carrying Amount(1)
Investment management contracts	$150,835	$(84,824)	$66,011	$126,868	$(68,739)	$58,129
Investor relationships	53,572	(19,190)	34,382	37,321	(13,693)	23,628
Trade name	4,300	(1,907)	2,393	4,300	(1,476)	2,824
Other (3)	1,518	(554)	964	1,518	(401)	1,117
	$210,225	$(106,475)	$103,750	$170,007	$(84,309)	$85,698
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
The following table summarizes amortization of finite-lived intangible assets:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Investment management contracts	$28,512	$16,741	$21,773
Investor relationships	5,474	4,256	4,256
Trade name	430	430	15,904
Other	152	152	114
	$34,568	$21,579	$42,047
There was no impairment on identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets.

	Year Ending December 31,
(In thousands)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Investment management contracts	$24,739	$19,049	$11,449	$6,460	$3,480	$834	$66,011
Investor relationships	5,610	5,610	5,610	4,945	3,830	8,777	34,382
Trade name	430	430	430	430	430	243	2,393
Other	152	152	152	152	152	204	964
	$30,931	$25,241	$17,641	$11,987	$7,892	$10,058	$103,750

6. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the various securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	December 31, 2023	December 31, 2022
Prepaid taxes and deferred tax assets, net	$14,059	$8,642
Derivative assets	—	11,793
Receivables from resolution of investment	662	14,923
Operating lease right-of-use asset for corporate offices	33,898	23,689
Accounts receivable, net	8,919	6,263
Prepaid expenses	2,952	2,514
Other assets	11,231	4,063
Fixed assets, net (1)	7,232	8,934
Total other assets	$78,953	$80,821
__________
(1)    Net of accumulated depreciation of $7.3 million at December 31, 2023 and $9.8 million at December 31, 2022.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	December 31, 2023	December 31, 2022
Deferred investment management fees (1)	$10,250	$6,265
Interest payable on corporate debt	2,293	4,376
Common and preferred stock dividends payable	16,477	16,491
Securities sold short—consolidated funds	38,481	40,928
Due to custodians—consolidated funds	9,415	35,457
Current and deferred income tax liability	8,403	42
Contingent consideration payable—InfraBridge (Note 10)	11,338	—
Contingent consideration payable—Wafra (Note 9)	35,000	125,000
Warrants issued to Wafra (Note 9)	39,200	17,700
Operating lease liability for corporate offices	49,035	40,497
Accrued compensation	63,761	46,303
Accrued incentive fee and carried interest compensation	356,316	171,086
Accounts payable and accrued expenses	13,844	25,175
Due to affiliates (Note 16)	10,664	12,451
Other liabilities	16,974	5,152
Other liabilities	$681,451	$546,923
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.0 years as of December 31, 2023 and 2.9 years as of December 31, 2022. Deferred investment management fees recognized as income of $3.3 million and $3.4 million in the year ended December 31, 2023 and 2022, respectively, pertain to the deferred management fee balance at the beginning of each respective period.

7. Debt
The Company's corporate debt is composed of a securitized financing facility and senior notes issued by DigitalBridge Group, Inc. or the OP that are recourse to the Company, as discussed further below. The Company may also have investment level financings that are non-recourse to DBRG such as debt within consolidated funds and secured debt on warehoused investments. There was no investment-level debt at December 31, 2023.

	December 31, 2023				December 31, 2022
(In thousands)	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost
Corporate debt
Securitized financing facility	$300,000	—	(5,733)	$294,267	$300,000	—	(7,829)	$292,171
Convertible and exchangeable senior notes	78,422	(810)	(96)	77,516	278,422	(1,293)	(388)	276,741
	378,422	(810)	(5,829)	371,783	578,422	(1,293)	(8,217)	568,912
Investment-level debt	—	—	—	—	500	—	(35)	465
	$378,422	$(810)	$(5,829)	$371,783	$578,922	$(1,293)	$(8,252)	$569,377
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

Convertible and Exchangeable Senior Notes
Convertible and exchangeable senior notes (collectively, the senior notes) are composed of the following, representing senior unsecured obligations of DigitalBridge Group, Inc. or the OP as issuers of the senior notes:

Description	Issuance Date	Due Date	Interest Rate (per annum)	Conversion or Exchange Price (per share of common stock)	Conversion or Exchange Ratio (in shares)(1)	Conversion or Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								December 31, 2023	December 31, 2022

Issued by DigitalBridge Group, Inc.
5.00% Convertible Senior Notes (2)	April 2013	April 15, 2023	5.00%	$63.02	15.8675	3,174	April 22, 2020	$—	$200,000
Issued by DigitalBridge Operating Company, LLC
5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.75%	9.20	108.6956	8,524	July 21, 2023	78,422	78,422
								$78,422	$278,422
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments of debt at December 31, 2023. Future debt principal payments are presented based upon anticipated repayment dates for notes issued under securitization financing.

(In thousands)	2024	2025	2026	2027	2028	Total
Corporate debt
Securitized financing facility	$—	$—	$300,000	$—	$—	$300,000
Exchangeable senior notes	—	78,422	—	—	—	78,422
	$—	$78,422	$300,000	$—	$—	$378,422

8. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2020	41,350	120,851	183
Redemption of preferred stock	(6,010)	—	—
Exchange of notes for class A common stock	—	18,341	—
Shares issued upon redemption of OP Units	—	501	—
Conversion of class B to class A common stock	—	17	(17)
Shares issued pursuant to settlement liability (1)	—	1,488	—
Equity-based compensation, net of forfeitures	—	1,645	—
Shares canceled for tax withholding on vested stock awards	—	(699)	—
Shares outstanding at December 31, 2021	35,340	142,144	166
Stock repurchases	(2,229)	(4,195)	—
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 9)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,589	—
Shares canceled for tax withholding on vested equity awards	—	(699)	—
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	4,835	—
Shares canceled for tax withholding on vested equity awards	—	(1,642)	—
Shares outstanding at December 31, 2023	32,876	163,209	166
__________
(1)    In 2021, the settlement liability was settled through the reissuance of some of the shares previously repurchased and held in a subsidiary. Shares of class A common stock repurchased and not reissued in the settlement of the liability were subsequently cancelled.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at December 31, 2023:

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
•In 2021, the Company redeemed all outstanding 7.5% Series G preferred stock in August for $86.8 million using proceeds from the securitized financing facility and 2,560,000 shares of 7.125% Series H preferred stock in November for approximately $64.4 million. All redemptions were made at the liquidation preference of $25.00 per share.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$17,718	$6,072	$(233)	$52,832	$45,734	$122,123
Other comprehensive income (loss) before reclassifications	(12,386)	(211)	—	(35,001)	1,731	(45,867)
Amounts reclassified from AOCI	(2,998)	—	233	10,153	(39,779)	(32,391)
Deconsolidation of investment entities	—	—	—	(1,482)	—	(1,482)
AOCI at December 31, 2021	2,334	5,861	—	26,502	7,686	42,383
Other comprehensive income (loss) before reclassifications	(2,429)	—	—	(10,923)	8,396	(4,956)
Amounts reclassified from AOCI	(200)	(5,861)	—	(16,793)	(16,082)	(38,936)
AOCI at December 31, 2022	(295)	—	—	(1,214)	—	(1,509)
Other comprehensive income (loss) before reclassifications	(1)	—	—	2,906	—	2,905
Amounts reclassified from AOCI	296	—	—	(1,246)	—	(950)
Deconsolidation of investment entities	—	—	—	965	—	965
AOCI at December 31, 2023	$—	$—	$—	$1,411	$—	$1,411

Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2020	$(1,030)	$83,845	$15,099	$97,914
Other comprehensive income (loss) before reclassifications	—	(65,127)	—	(65,127)
Amounts reclassified from AOCI	1,030	(1,364)	(15,099)	(15,433)
Deconsolidation of investment entities	—	(6,297)	—	(6,297)
AOCI at December 31, 2021	—	11,057	—	11,057
Other comprehensive income (loss) before reclassifications	—	(4,571)	—	(4,571)
Amounts reclassified from AOCI	—	(9,501)	—	(9,501)
AOCI at December 31, 2022	—	(3,015)	—	(3,015)
Other comprehensive income (loss) before reclassifications	—	884	—	884
Amounts reclassified from AOCI	—	(468)	—	(468)
Deconsolidation of investment entities	—	2,550	—	2,550
AOCI at December 31, 2023	$—	$(49)	$—	$(49)
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

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2023	2022	2021
Relief of basis of AFS debt securities	$—	$5,861	$—	Income (loss) from discontinued operations
Release of foreign currency cumulative translation adjustments	1,246	16,793	(10,153)	Other gain (loss), net Income (loss) from discontinued operations
Realized gain on net investment hedges	—	16,082	39,779	Other gain (loss), net Income (loss) from discontinued operations
Realized loss on cash flow hedges	—	—	(233)	Income (loss) from discontinued operations
Deconsolidation of investment entities	(965)	—	1,482	Income (loss) from discontinued operations
Release of AOCI of equity method investments	(296)	200	2,998	Income (loss) from discontinued operations

9. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in the Company's investment management business through its redemption in May 2022 as discussed below, and in open-end funds in the liquid securities strategy consolidated by the Company.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Redeemable noncontrolling interests
Beginning balance	$100,574	$359,223	$305,278
Contributions	300	11,650	42,514
Distributions paid and payable, including redemptions by limited partners in consolidated funds	(89,515)	(20,784)	(23,246)
Net income (loss)	6,503	(26,778)	34,677
Adjustment of Wafra's interest to redemption value and warrants held by Wafra to fair value	—	725,026	—
Redemption of Wafra's interest	—	(862,276)	—
Reclassification of warrants held by Wafra to liability in May 2022 (Note 6)	—	(81,400)	—
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	—	(4,087)	—
Ending balance	$17,862	$100,574	$359,223
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
Additionally, in July 2020, the Company had also issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis), as described further in Note 10. In connection with the redemption, the terms of the warrants were amended, among other things, to provide for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature changed the classification of the warrants from equity to liability. The warrants were remeasured to fair value prior to reclassification in May 2022, with the increase in value recorded in equity to reduce additional paid-in capital. Subsequent changes in fair value of the warrant liability is recorded in earnings.
The Company's redemption of Wafra's interest in May 2022 also resulted in the assumption of $5.2 million of deferred tax asset that now accrues to the Company.
Noncontrolling Interests in Investment Entities
DataBank and Vantage SDC represent portfolio companies managed by the Company under its Investment Management segment with respect to equity interests owned by third party capital and, prior to deconsolidation (as discussed below) and reclassification to discontinued operations in 2023 (Note 2), were consolidated in the Company's former Operating segment.
DataBank
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
Upon completion of the 2023 Recapitalization, the Company reconsidered its consolidation assessment and concluded that it no longer held a controlling financial interest in DataBank and was no longer the primary beneficiary of the VIE through which it holds its interest in DataBank. As a result, the Company deconsolidated DataBank effective September 14, 2023, and accounts for its remaining investment in DataBank using the equity method.
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
As of December 31, 2023, the Company's interest in DataBank was 9.5% following a dilution of its interest as a result of a rights offering by DataBank in November 2023.

Vantage SDC
Vantage SDC Deconsolidation
In connection with the Company's acquisition of Vantage SDC in July 2020 and an additional data center in September 2021, the Company and its co-investors committed to acquire the future build-out of expansion capacity, along with lease-up of the expanded capacity and existing inventory, the costs of which are borne by the existing owners of Vantage SDC. Through 2023, the cost of the expansion capacity had been funded by Vantage SDC from borrowings under its credit facilities or through cash from operations, except for a $122 million payment that has been deferred to December 2024 and treated as a contribution of infrastructure assets and lease intangibles by the existing owners of Vantage SDC that was funded through equity. On December 31, 2023, there was an accelerated settlement of $36 million of the deferred payment through a combination of a) a reallocation of equity from DBRG and its co-investors to the existing owners at 150%; and b) issuance of a note payable to an existing owner. This settlement transaction resulted in a dilution of the ownership held by DBRG and its co-investors in Vantage SDC, with DBRG's interest decreasing from 13.1% to 12.8%.
On December 31, 2023, in connection with the accelerated partial settlement of the deferred payment which diluted the Company's interest in Vantage SDC, certain governance changes were concurrently made at Vantage SDC. This resulted in a dilution of the Company's voting rights and the Company is no longer deemed to control the Board of Managers of Vantage SDC. In light of the governance changes, the Company reconsidered its consolidation assessment and concluded that it no longer held a controlling financial interest in Vantage SDC and was no longer the primary beneficiary of Vantage SDC. As a result, the Company deconsolidated Vantage SDC effective December 31, 2023. The Company's interest in Vantage SDC is held through two consolidated funds, which aggregated to a 38.3% interest in Vantage SDC, of which the Company's share is 12.8% and remaining 25.6% is held by limited partners of the consolidated funds which represent noncontrolling interests. In connection with the deconsolidation, the remaining interest in Vantage SDC held by the consolidated funds were remeasured at fair value of $393.8 million (Note 4), resulting in an immaterial difference in the remeasured value, recorded in earnings.
Effect of Deconsolidation on Financial Statement Presentation
The deconsolidation of DataBank and Vantage SDC in 2023 resulted in derecognition of $8.55 billion of assets, $5.94 billion of liabilities and $2.06 billion of noncontrolling interests in investment entities. Subsequent to deconsolidation, the Company's consolidated financial statements include only its equity method investment in DataBank and its consolidated funds' investment in Vantage SDC, carried at fair value, along with noncontrolling interests representing the limited partners of the consolidated funds, and changes in fair value of these investments. The Company's investments in DataBank and Vantage SDC are presented in Corporate and Other, consistent with the treatment and presentation of the Company's other consolidated funds and of its interest as general partner affiliate in other sponsored investment vehicles (Note 4).
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
10. Fair Value
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Investments (Note 4)
Other equity investments	$17,487	$—	$—	$17,487
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	66,297	—	416,614	482,911
Fair Value Option:
Equity method investment	—	—	6,700	6,700
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
Warrants issued to Wafra	—	—	39,200	39,200
Securities of consolidated funds sold short	38,481	—	—	38,481
December 31, 2022
Assets
Investments (Note 4)
Other equity investments	$16,790	$—	$—	16,790
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	139,075	—	46,770	185,845
Fair Value Option:
Loans receivable	—	—	133,307	133,307
Other assets—derivative assets	—	11,793	—	11,793
Liabilities
Other liabilities
Warrants issued to Wafra	—	—	17,700	17,700
Securities of consolidated funds sold short	40,928	—	—	40,928

Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1, and at December 31, 2023, equity investments in digital infrastructure portfolio companies held by single asset funds. The marketable equity securities comprise publicly listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. With respect to other equity investments at December 31, 2023, fair value of an underlying portfolio company was determined using a discounted cash flow model based upon projected net operating income of the investee with an exit capitalization rate of 5.5% and discounted at 10.4%, classified as level 3. Additionally, a recently acquired fund investment was valued based upon its transacted price, classified as level 2.
Prior to December 31, 2023, equity investments of consolidated funds included equity interests in pooling entities that hold a portfolio of loans, invested alongside other parallel funds within the same credit fund complex. In December 2023, following a reorganization of the Company's ownership interest within the fund structure, the consolidated credit fund was deconsolidated. Fair value of the fund's equity interests in the pooling entities was based upon its share of expected cash flows from the loan assets held by the pooling entities, classified as level 3. In estimating fair value of the underlying loans, the pooling entities considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon a comparison to market yields, it was determined that the transacted price or par value of the loans held by the pooling entities approximated their fair value at December 31, 2022.
Fair Value Option
Equity Method Investments
At December 31, 2023, the Company had one equity method investment under the fair value option. Fair value was determined using a balanced application of the discounted cash flow model based upon projected earnings, discounted at 18.3%, and comparison to market values of similar public companies. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Loans Receivable
At December 31, 2023, there was no outstanding loans receivable balance. At December 31, 2022, loans receivable under fair value option consisted of an unsecured promissory note in connection with the 2022 sale of the Company's Wellness Infrastructure business (Note 2). The note had bullet repayment of principal and accrued paid-in-kind ("PIK") interest. Fair value of the note was $133.3 million, with unpaid principal balance, inclusive of PIK interest, of $162.0 million, classified as Level 3 in the fair value hierarchy. In March 2023, the note was fully written down, taking into consideration foreclosure of certain assets within the Wellness Infrastructure portfolio by its mezzanine lender.
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
The Company had no outstanding derivatives at December 31, 2023. At December 31, 2022, fair value of derivative assets was $11.8 million, included in other assets (Note 6), and there were no derivatives in a liability position. All derivative positions were non-designated hedges. At December 31, 2022, derivative notional amounts aggregated to the equivalent of $321.1 million for foreign exchange contracts, with no outstanding interest rate contracts.

Realized and unrealized gains and losses on derivative instruments were recorded in other gain (loss) on the consolidated statement of operations as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Foreign currency contracts:
Designated contracts
Realized gain (loss) transferred from AOCI to earnings	$—	$17,334	$58,727
Non-designated contracts
Realized and unrealized gain (loss) in earnings (1)	4,053	17,092	889
Interest rate contracts:
Designated contracts
Interest expense (2)	—	—	20
Realized gain (loss) transferred from AOCI to earnings	—	—	(1,328)
Non-designated contracts
Realized and unrealized gain (loss) in earnings	—	11,533	(213)
__________
(1)    Includes amounts related to foreign currency contract entered into on behalf of a sponsored fund, which had no net impact to the Company's earnings, (Note 16).
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
Warrants
As discussed in Note 9, the Company had issued five warrants to Wafra in July 2020. Each warrant entitles Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026. No warrants have been exercised to-date.
The warrants are carried at fair value effective May 2022 when they were reclassified from equity to liability, with subsequent changes in fair value recorded in other gain (loss) on the consolidated statements of operations. The warrants were valued using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 37.8% (40.8% at December 31, 2022); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.11% per annum (4.16% per annum at December 31, 2022), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets for InfraBridge's new global infrastructure funds are met. In measuring the contingent consideration, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.9% to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets				Level 3 Liabilities
		Fair Value Option		Equity Investment of Consolidated Fund	Warrants	InfraBridge Contingent Consideration
(In thousands)	AFS Debt Securities	Loans Receivable	Equity Method Investments
Fair value at December 31, 2021	$—	$78,607	$—	$—	$—	$—
Purchases, originations, drawdowns and contributions	50,927	370,496	—	35,566	—	—
Transfer out of equity to liability	—	—	—	—	81,400	—
Change in accrued interest and capitalization of paid-in-kind interest	—	5,814	—	—	—	—
Paydowns	—	(159,501)	—	—	—	—
Transfer of warehoused loans to sponsored fund	—	(123,312)	—	—	—	—
Consolidation of sponsored fund	—	—	—	10,536	—	—
Unrealized gain (loss) in earnings, net	—	(38,797)	—	668	(63,700)	—
Fair value at December 31, 2022	$50,927	$133,307	$—	$46,770	$17,700	$—

Net unrealized gain (loss) in earnings on instruments held at December 31, 2022	$—	$(28,706)	$—	$668	$(63,700)	$—

Fair value at December 31, 2022	$50,927	$133,307	$—	$46,770	$17,700	$—
Contributions	—	—	20,000	85,486	—	—
Consolidation of sponsored funds	—	—	—	393,614	—	—
Business combination	—	—	—	—	—	10,874
Change in consolidated fund's share of equity investment (1)	—	—	—	1,842	—	—
Paydown of underlying loans held by equity investment of consolidated fund	—	—	—	(8,109)	—	—
Unrealized gain (loss) in earnings, net	—	(133,307)	(13,300)	2,216	21,500	464
Deconsolidation of sponsored fund	—	—	—	(105,205)	—	—
Fair value at December 31, 2023	$50,927	$—	$6,700	$416,614	$39,200	$11,338

Net unrealized gain (loss) in earnings on instruments held at December 31, 2023	$—	$(133,307)	$(13,300)	$—	$21,500	$464
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions.
Investment Carried at Fair Value Using Net Asset Value
The Company holds an investment in a non-traded healthcare REIT. In early February 2024, the non-traded healthcare REIT listed its shares on the NYSE through an initial public offering. Pursuant to a 180 day lock-up by the underwriters from the date of listing, the Company is restricted from liquidating its holdings in these securities until expiration of the lock-up period in August 2024. The investment was carried at $14.7 million at December 31, 2023 using its IPO price as an indicative value and at $34.5 million at December 31, 2022 based upon its estimated NAV.
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
There were no assets carried at nonrecurring fair value at December 31, 2023 and December 31, 2022.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,267
Exchangeable senior notes	—	152,296	—	152,296	77,516
December 31, 2022
Liabilities
Corporate debt
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$292,171
Convertible and exchangeable senior notes		304,513	—	304,513	276,741
Non-recourse investment-level debt	—	—	465	465	465
Debt—Senior notes and secured fund fee revenue notes were valued using their last traded price. At December 31, 2022, carrying value of investment-level debt approximated fair value due to the short term nature of the amount drawn from a line of credit of a consolidated fund.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

11. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$241,279	$(129,578)	$(80,312)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(55,999)	(192,219)	(229,785)
Net income (loss) attributable to DigitalBridge Group, Inc.	185,280	(321,797)	(310,097)
Preferred stock repurchases/redemptions (Note 8)	927	1,098	(4,992)
Preferred dividends	(58,656)	(61,567)	(70,627)
Net income (loss) attributable to common stockholders	127,551	(382,266)	(385,716)
Net income (loss) allocated to participating securities	(2,179)	(34)	—
Net income (loss) allocated to common stockholders—basic	125,372	(382,300)	(385,716)
Interest expense attributable to convertible and exchangeable notes (1)	5,050	—	—
Net income (loss) allocated to common stockholders—diluted	$130,422	$(382,300)	$(385,716)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	159,868	154,495	122,864
Weighted average effect of dilutive shares (1)(2)(3)	9,852	—	—
Weighted average number of common shares outstanding—diluted	169,720	154,495	122,864
Income (loss) per share—basic
Income (Loss) from continuing operations	$1.13	$(1.23)	$(1.27)
Income (Loss) from discontinued operations	(0.35)	(1.24)	(1.87)
Net income (loss) attributable to common stockholders per common share—basic	$0.78	$(2.47)	$(3.14)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$1.10	$(1.23)	$(1.27)
Income (Loss) from discontinued operations	(0.33)	(1.24)	(1.87)
Net income (loss) attributable to common stockholders per common share—diluted	$0.77	$(2.47)	$(3.14)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: (a) for the years ended December 31, 2023, 2022 and 2021, the effect of adding back interest expense of $3.1 million, $16.6 million and $54.7 million, respectively, and 912,900, 12,901,700 and 33,849,100 of weighted average dilutive common share equivalents. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 7) for the year ended December 31, 2022.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 13) with weighted average shares of 1,298,900 and 2,712,700 for the years ended December 31, 2022 and 2021; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 9) with weighted average shares of 667,400, 1,742,800 and 2,659,400 for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At December 31, 2023, 2022 and 2021, 12,375,800, 12,628,900 and 12,613,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

12. Fee Revenue
The following table presents the Company's fee revenue by type.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Management fees	$258,288	$169,922	$168,618
Incentive fees	3,229	—	7,174
Other fees	2,600	2,751	5,034
Total fee revenue	$264,117	$172,673	$180,826
Management Fees—Management fees for equity funds are calculated at contractual rates between 0.64% per annum to 1.60% per annum of investors' committed capital during the commitment period, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs); at contractual rates between 0.25% per annum and 1.10% per annum of invested capital from inception for Credit and co-investment vehicles; and at contractual rates between 0.30% per annum and 1.25% per annum based upon NAV for vehicles in the Liquid Strategies and gross asset value for certain Infrabridge co-investment vehicles. Also, certain co-investment vehicles charge a one-time fee upfront at contractual rates between 0.15% and 2.00% of committed capital, generally to be paid in tranches, but with recognition of fee revenue over the life of the vehicle.
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
Other Fee Revenue—Other fees include primarily service fees for information technology, facilities and operational support provided to certain portfolio companies, and on a non-recurring basis, loan origination fees from co-investors.
Revenue Concentration
For the year ended December 31, 2023, revenues from three funds, including fee revenue, principal investment income and carried interest allocation, accounted for approximately 24%, 20%, and 15% of the Company's total revenues.
13. Equity-Based Compensation
The DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "Equity Incentive Plan") provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events, provided that this number automatically increases each January 1st by 2% of the outstanding number of shares of the Company’s class A common stock on the immediately preceding December 31st. At December 31, 2023, an aggregate 24.5 million shares of the Company's class A common stock were reserved for the issuance of awards under the Equity Incentive Plan.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a performance measurement period that coincides with the recipients' term of service. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period when it becomes probable that the performance condition will be met. A liability classified award that met its performance condition and became fully vested over the course of 2023 was settled in cash totaling $3.3 million. There was no cash settlement of awards in 2022 or 2021.
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to market conditions do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 8).
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
Deferred Stock Units—Certain non-employee directors may elect to defer the receipt of annual base fees and/or restricted stock awards, and in lieu, receive awards of DSUs. DSUs awarded in lieu of annual base fees are fully vested on their grant date, while DSUs awarded in lieu of restricted stock awards vest one year from their grant date. DSUs are entitled to a dividend equivalent, in the form of additional DSUs based on dividends declared and paid on the Company's class A common stock, subject to the same restrictions and vesting conditions, where applicable. Upon separation of service from the Company, vested DSUs will be settled in shares of the Company’s class A common stock. Fair value of DSUs are determined based upon the price of the Company's class A common stock on grant date and recognized immediately if fully vested upon grant, or on a straight-line basis over the vesting period as equity based compensation expense and equity.
Equity-based compensation cost pursuant to DBRG's Equity Incentive Plan is presented on the consolidated statement of operations, as follows.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Compensation expense (including $0, $(410) and $1,194 expense related to dividend equivalent rights)	$55,597	$31,281	$35,428
Administrative expense	228	1,422	222
	$55,825	$32,703	$35,650
Changes in unvested equity awards pursuant to DBRG's Equity Incentive Plan are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2022	1,706,674	2,625,000	20,058	2,397,391	1,889,587	8,638,710	$16.28	$10.84
Granted	2,468,842	—	70,887	—	413,172	2,952,901	11.98	12.24
Vested	(1,308,856)	—	(26,846)	(1,798,044)	(603,525)	(3,737,271)	7.88	13.95
Forfeited	(53,291)	—	—	—	(424,799)	(478,090)	7.92	13.83
Unvested shares and units at December 31, 2023	2,813,369	2,625,000	64,099	599,347	1,274,435	7,376,250	21.66	9.80
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $50.3 million in 2023, $53.9 million in 2022 and $68.3 million in 2021.
At December 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards pursuant to DBRG's Equity Incentive Plan was $36.0 million, which is expected to be recognized over a weighted average period of 1.8 years. This excludes $6.3 million of unvested RSUs that are not currently probable of achieving their performance condition and have a remaining performance measurement period of approximately four months.
14. Income Taxes
Transition to Taxable C Corporation
In 2022, the Company’s Board of Directors and management agreed to discontinue actions necessary to maintain qualification as a REIT. Commencing with the taxable year ended December 31, 2022, all of the Company’s taxable income, except for income generated by subsidiaries that have elected REIT status, is subject to U.S. federal and state income tax at the applicable corporate tax rate.

The Company’s transition to a taxable C Corporation in 2022, in and of itself, did not result in significant incremental current income tax expense due to the availability of significant capital loss and net operating loss (“NOL”) carryforwards. The Company's primary source of income subject to tax remains its investment management business, which was already subject to tax through its previously designated taxable REIT subsidiaries.
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense) are as follows.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$167	$3,986	$3,369
State and local	1,058	(786)	(19)
Foreign	(1,252)	(1,163)	—
Total current tax benefit (expense)	(27)	2,037	3,350
Deferred
Federal	(1,004)	(13,850)	15,615
State and local	124	(2,419)	2,498
Foreign	901	1,100	—
Total deferred tax benefit (expense)	21	(15,169)	18,113
Income tax benefit (expense) on continuing operations	$(6)	$(13,132)	$21,463
The Company has no income tax benefits recognized for uncertain tax positions.
Deferred Income Tax Asset and Liability
Deferred tax asset and deferred tax liability are presented within other assets, and other liabilities, respectively.
The components of deferred tax asset and deferred tax liability are as follows.

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax asset
Capital losses (1)	$366,083	$252,904
Net operating losses (2)	146,537	92,224
Investment in partnerships	131,828	317,048
Equity-based compensation	15,104	11,856
Intangible assets	5,013	5,959
Deferred income	2,576	2,086
Deferred interest expense	6,050	5,556
Lease liability—corporate offices	12,507	9,341
Lease liability—investment properties	—	6,789
Other	4,487	5,847
Gross deferred tax asset	690,185	709,610
Valuation allowance	(664,397)	(679,057)
Deferred tax asset, net of valuation allowance	25,788	30,553
Deferred tax liability
Intangible assets	23,382	13,725
ROU lease asset—corporate offices	8,527	5,350
ROU lease asset—investment properties	—	6,026
Other	1,909	3,408
Gross deferred tax liability	33,818	28,509
Net deferred tax asset (liability)	$(8,030)	$2,044
__________
(1)    At December 31, 2023, deferred tax asset was recognized on capital losses of $1.38 billion, which expire between 2024 and 2028, with full valuation allowance established.
(2)     At December 31, 2023 and 2022, deferred tax asset was recognized on NOL of $589.7 million and $378.7 million, respectively, for which full valuation allowance was established in both years. NOL, which is largely attributable to U.S. federal losses incurred after December 31, 2017, can be carried forward indefinitely.

Valuation Allowance
Changes in the deferred tax asset valuation allowance are presented below:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$679,057	$12,766	$1,852
Addition	19,483	666,291	33,756
Utilization and/or reversal	(34,143)	—	(22,842)
Ending balance	664,397	$679,057	$12,766
Deferred Income Taxes
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
As of December 31, 2023, a full valuation allowance has been maintained as the more-likely-than-not threshold continues to not be met in assessing realizability of deferred tax assets. As a result, income tax expense in 2023 generally reflects the income tax effect of foreign subsidiaries.
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

Effective Income Tax
Income tax benefit (expense) attributable to continuing operations varied from the amount computed by applying the statutory income tax rate to loss from continuing operations before income taxes. The following table presents a reconciliation of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Income (Loss) from continuing operations before income taxes	$365,629	$(46,681)	$(55,999)
Income (Loss) from continuing operations before income taxes attributable to pass-through subsidiaries	NA	NA	(5,905)
Income (Loss) from continuing operations before income taxes attributable to taxable subsidiaries	365,629	(46,681)	(61,904)
Federal income tax benefit (expense) at statutory tax rate (21%)	(76,782)	9,802	13,000
State and local income taxes, net of federal income tax benefit	(21,970)	5,559	1,930
Foreign income tax differential	36	782	—
Effect of change in income tax rate	34,684	—	—
Noncontrolling interests	(27,699)	(44,014)	—
Separately taxable subsidiaries of OP	15,213	21,226	—
Change in ownership of OP, including equity reallocation (Note 2)	—	(2,838)	—
Equity-based compensation	682	1,971	1,814
Valuation allowance (1)	76,087	(784)	1,852
Other, net	(257)	(4,836)	2,867
Income tax benefit (expense) on continuing operations	$(6)	$(13,132)	$21,463
__________
(1)     2022 excludes changes in valuation allowance related to the Company's transition to taxable C Corporation as of January 1, 2022, outside basis difference in changes in DBRG’s interest in the OP that were treated as equity transactions, and other activities associated with discontinued operations.
Tax Examinations
The Company is no longer subject to new income tax examinations by U.S. tax authorities for years prior to 2019.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $200.8 million at December 31, 2023 and $94.7 million at December 31, 2022. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At December 31, 2023, the Company did not have any unfunded equity commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$69,654	$86,433
Investments (Note 4)	482,911	185,845
Other assets	576	1,895
	$553,141	$274,173
Liabilities
Debt	$—	$465
Other liabilities
Securities sold short	38,482	40,928
Due to custodian	9,415	35,457
Other	16,313	2,734
	$64,210	$79,584
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $1.86 billion at December 31, 2023 and $752.3 million at December 31, 2022. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 16. At December 31, 2023, the Company's unfunded equity commitments to its unconsolidated funds as general partner and general partner affiliate totaled $260.4 million. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
16. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company (collectively, "employees").

Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$71,427	$35,010
Cost reimbursements and recoverable expenses	14,388	7,031
Employees and other affiliates	—	3,319
	$85,815	$45,360
Due to Affiliates (Note 6)
Investment vehicles—Derivative obligation	$—	$11,793
Investment vehicles—InfraBridge (Note 3)	10,123	—
Employees and other affiliates	541	658
	$10,664	$12,451
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest, are presented in Note 12. Substantially all fee revenue are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee revenue.
Cost Reimbursements and Recoverable Expenses—The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to formation and capital raising of the investment vehicles up to specified thresholds; (ii) professional fees incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles.
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the related reimbursements and recoverable expenses are included in other income, which totaled $10.4 million, $4.3 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
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
Derivative Obligations of Sponsored Fund—In the third quarter of 2022, the Company, in its capacity as general partner and for the benefit of its sponsored fund, entered into foreign currency forward contracts to economically hedge the foreign currency exposure of an investment commitment of its sponsored fund (Note 10). The investment committee of the sponsored fund has ratified the fund's responsibility and obligation to assume all resulting liabilities and benefits from the foreign currency contracts effective from trade date through the novation of the contracts to the fund. The Company recorded a payable in due to affiliates to reflect the fund's obligation to assume the resulting asset from the foreign currency contracts; accordingly, there was no net effect to the Company's earnings resulting from these foreign currency contracts. Upon the novation of the contracts to the fund in January 2023, the Company de-recognized the derivative asset and the corresponding payable in due to affiliate.
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
As a result of the personal investments made by Messrs. Ganzi and Jenkins in DataBank and Vantage SDC prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC (Note 9) and the acquisition of additional interest in DataBank from an existing investor in January 2022.

Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the Investment Management segment, in the amount of $112.2 million at December 31, 2023 and $70.4 million at December 31, 2022. Carried interest allocated is recorded as net income attributable to noncontrolling interests in the Investment Management segment totaling $42.5 million, $65.0 million and $17.6 million for the years ended December 31, 2023, 2022 and 2021 respectively. Additionally, in connection with the DataBank recapitalization (Note 9) in the second half of 2022, Messrs. Ganzi and Jenkins received distributed carried interest in the form of equity interest in vehicles that invest in DataBank, of which $86.1 million in aggregate was not deemed a compensatory arrangement. Such equity interest represent ownership interests in DataBank. A portion of such equity interest was sold by Messrs. Ganzi and Jenkins in connection with the recapitalization transaction.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $22.7 million at December 31, 2023 and $17.7 million at December 31, 2022, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet in the Investment Management segment. The employees' share of net income was $4.9 million, $2.2 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations in the Investment Management segment and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $4.7 million, $2.7 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021 respectively.
Investment Venture—Pursuant to an investment agreement entered into between a subsidiary of the Company and Thomas J. Barrack, the Company's former Executive Chairman, effective April 1, 2021, the Company invested $26.0 million in Mr. Barrack's newly formed investment entity (the “Venture”), which entitles the Company to a portion of carried interest payable to Mr. Barrack from the Venture. Following subsequent events which significantly reduced the likelihood that fundraising by the Venture will sufficiently support its value, the Company determined that its investment would likely not be recoverable and wrote off its investment as of June 30, 2021. In 2023, the investment agreement was terminated and both parties agreed to a dissolution of the Venture.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ agreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $27.6 million and $5.6 million in the years ended December 31, 2022 and 2021, respectively, with immaterial expenses in 2023. The Company believes it has met all of its financial obligations under the Advancement Agreement and does not expect to make any further advances to Mr. Barrack thereunder.

17. Segment Reporting
The Company conducts its business through its one reportable segment of Investment Management. The Operating segment was discontinued following full deconsolidation of the portfolio companies in the Operating segment on December 31, 2023, as discussed in Note 9, at which time, the activities thereof qualified as discontinued operations (Note 2).
•The Investment Management segment represents the Company's global investment management platform, deploying and managing capital on behalf of a diverse base of global institutional investors. The Company's investment management platform is composed of a growing number of long-duration, private investment funds designed to provide institutional investors access to investments across different segments of the digital infrastructure ecosystem. In addition to its flagship value-add digital infrastructure equity offerings, the Company's investment offerings have expanded to include core equity, credit and liquid securities. The Company earns management fees based upon the assets or capital managed in investment vehicles, and may earn incentive fees and carried interest based upon the performance of such investment vehicles, subject to achievement of minimum return hurdles.
The amount of incentive fees and carried interest recognized, a portion of which is allocated to employees and former employees, may be highly variable from period to period. Through the end of May 2022, earnings from the Investment Management segment were attributed 31.5% to Wafra prior to the Company's redemption of Wafra's interest in the investment management business (Note 9).
The Company's remaining investment activities and corporate level activities are presented as Corporate and Other.
•Other investment activities are composed primarily of the Company's equity interests as general partner affiliate in its sponsored investment vehicles, the largest of which are the DBP flagship funds, InfraBridge funds, DataBank and Vantage SDC post-deconsolidation, and seed investments in liquid securities and other potential new strategies. With respect to seed investments, these are not intended to be a long-term deployment of capital by the Company and are expected to be warehoused temporarily on the Company's balance sheet until sufficient third party capital has been raised. The Company's remaining non-digital investments consisted, for the most part, of shares in BRSP that were disposed in March 2023. The Company's other investment activities generate largely principal investment income, driven by fair value changes of underlying investments held by its investment vehicles, and to a lesser extent, interest income or dividend income from warehoused investments and investments of consolidated investment vehicles.
•Corporate activities include corporate level cash and corresponding interest income, corporate level financing and related interest expense, corporate level transaction costs, costs in connection with unconsummated investments, income and expense related to cost reimbursement arrangements with affiliates, fixed assets for corporate use, compensation expense not directly attributable to reportable segments, and corporate level administrative and overhead costs. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic attribution, have been attributed to reportable segments. As segment results are presented before elimination of intercompany fees, elimination adjustment is made with respect to fee revenue earned by the Investment Management segment from third party capital in managed investment vehicles consolidated in Corporate and Other.

Segment Results of Operations
The following table summarizes results from continuing operations of the Company's reportable segments and reconciled to the consolidated statement of operations.

	Investment Management			Corporate and Other			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Revenues
Fee revenue	$267,181	$176,061	$187,379	$(3,064)	$(3,388)	$(6,553)	$264,117	$172,673	$180,826
Carried interest allocation	363,075	378,342	99,207	—	—	—	363,075	378,342	99,207
Principal investment income	4,223	4,121	2,604	141,225	52,610	83,419	145,448	56,731	86,023
Other income	11,405	5,984	4,303	37,338	81,041	17,471	48,743	87,025	21,774
Total revenues	645,884	564,508	293,493	175,499	130,263	94,337	821,383	694,771	387,830
Expenses
Interest expense	10,514	10,872	4,766	14,026	32,054	58,478	24,540	42,926	63,244
Investment-related expense	2,539	4,112	3,423	616	19,107	3,745	3,155	23,219	7,168
Transaction-related costs	6,973	4,895	—	3,850	5,234	5,515	10,823	10,129	5,515
Depreciation and amortization	35,259	22,155	26,736	1,392	22,116	17,617	36,651	44,271	44,353
Compensation expense
Cash and equity-based	154,442	101,433	71,055	52,450	53,319	88,717	206,892	154,752	159,772
Incentive fee and carried interest allocation	186,030	202,286	65,890	—	—	—	186,030	202,286	65,890
Administrative expense	40,544	21,515	21,683	43,238	72,607	56,085	83,782	94,122	77,768
Total expenses	436,301	367,268	193,553	115,572	204,437	230,157	551,873	571,705	423,710
Other income (loss)
Other gain (loss), net	(2,527)	(3,341)	797	98,646	(166,406)	(20,916)	96,119	(169,747)	(20,119)
Income (loss) from continuing operations before income taxes	207,056	193,899	100,737	158,573	(240,580)	(156,736)	365,629	(46,681)	(55,999)
Income tax benefit (expense)	(1,694)	(7,815)	(9,822)	1,688	(5,317)	31,285	(6)	(13,132)	21,463
Income (loss) from continuing operations	205,362	186,084	90,915	160,261	(245,897)	(125,451)	365,623	(59,813)	(34,536)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	215	(3,175)	14,893	6,288	(23,603)	19,784	6,503	(26,778)	34,677
Investment entities	86,290	113,853	19,153	18,074	(834)	7,992	104,364	113,019	27,145
Operating Company	8,374	5,522	5,338	5,103	(21,998)	(21,384)	13,477	(16,476)	(16,046)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$110,483	$69,884	$51,531	$130,796	$(199,462)	$(131,843)	$241,279	$(129,578)	$(80,312)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.							(55,999)	(192,219)	(229,785)
Income (loss) attributable to DigitalBridge Group, Inc.							$185,280	$(321,797)	$(310,097)

Of the Company's total assets of $3.6 billion at December 31, 2023 and $11.0 billion at December 31, 2022, $1.48 billion and $875.4 million reside in the Investment Management segment, respectively.
Geography
Geographic information about the Company's total income from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Total income by geography:
United States	$746,462	$643,073	$375,133
Europe	56,280	47,196	2,512
Other	8,241	165	—
Total (1)	$810,983	$690,434	$377,645

(In thousands)	December 31, 2023	December 31, 2022
Long-lived assets by geography:
United States	$22,294	$27,588
Europe	17,868	3,997
Other	967	1,037
Total (2)	$41,129	$32,622
__________
(1)    Total income excludes cost reimbursement income from affiliates (Note 16), presented within other income, and income from discontinued operations (Note 2).
(2)    Long-lived assets include lease right-of-use assets and fixed assets. Long-lived assets exclude financial instruments, goodwill, non-lease related intangible assets and assets of discontinued operations.
18. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of December 31, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Leases
As lessee, the Company's leasing arrangements are generally limited to operating leases for its corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2023 was 6.3 years for operating leases on corporate offices.
The following table summarizes total lease cost for operating leases on corporate offices, which are included in administrative expense.

	December 31,
(In thousands)	2023	2022	2021
Fixed lease expense	$8,678	$7,090	$7,010
Variable lease expense	1,713	2,073	1,829
Total operating lease cost	$10,391	$9,163	$8,839
In 2022, the Company also had operating leases on tower assets that were temporarily warehoused from June to December 2022, with total lease cost, generally fixed, of $7.6 million (Note 2).
Lease Commitments
Operating lease liabilities take into consideration renewal or termination options when such options are deemed reasonably certain to be exercised by the Company and exclude variable lease payments which are expensed as incurred. The Company makes variable lease payments for: (i) leases with rental payments that are adjusted periodically for inflation, and/or (ii) nonlease services, such as common area maintenance.

The table below presents the Company's future lease commitments for operating leases on corporate offices at December 31, 2023, determined using a weighted average discount rate of 5.7%:

Year Ending December 31,	(In thousands)
2024	$9,435
2025	9,454
2026	10,141
2027	9,113
2028	7,067
2029 and thereafter	15,203
Total lease payments	60,413
Present value discount	(11,378)
Operating lease liability on corporate offices	$49,035
Commitments on Future Leases
At December 31, 2023, the Company had an operating lease commitment on an office space expected to commence in 2025 with fixed lease payments (undiscounted) totaling $57.1 million over a ten year lease term.
19. Subsequent Events
No subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Charter of DigitalBridge Group, Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc., effective August 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
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

4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.6	Form of Class A Common Stock Purchase Warrant of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)
4.7
Indenture, dated as of July 21, 2020, among DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.8	Form of 5.75% Exchangeable Senior Notes due 2025 (included in Exhibit 4.7)
4.9
Registration Rights Agreement, dated as of July 21, 2020, by and among DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

Exhibit Number	Description

4.10
Base Indenture, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

4.11
First Amendment to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.12
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

4.13
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

10.9†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)
10.10†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)
10.11
Agreement of Purchase and Sale, dated as of April 14, 2022, by and among DigitalBridge Digital IM Holdco, LLC, Wafra Strategic Holdings LP, W-Catalina (B) LLC, W-Catalina (S) LLC, W-Catalina (C) LLC, and, solely with respect to certain sections, DigitalBridge Group, Inc. and DigitalBridge Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2022)

10.12
Registration Rights Agreement, dated as of May 23, 2022, by and between DigitalBridge Group, Inc. and Wafra Strategic Holdings LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.13
Amended and Restated Carried Interest Participation Agreement, dated as of May 23, 2022, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc. and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.14†
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.15†
Employment Agreement, dated as of July 25, 2019, between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.16†
Second Amended and Restated Employment Agreement, dated as of September 27, 2022, between DigitalBridge Group, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2022)

10.17†
Employment Agreement, dated as of November 13, 2023, between DigitalBridge Group, Inc. and Jacky Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023)

10.18†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Benjamin J. Jenkins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

10.19†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Liam Stewart (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

Exhibit Number	Description

10.20†
Employment Agreement, dated as of August 22, 2023, between DigitalBridge Group, Inc. and Geoffrey Goldschein (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023)

10.21†
Employment Agreement between the Company and Thomas Mayrhofer, dated as of November 27, 2023 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 4, 2023)

10.22†	Description of Early Bonus Payment for Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
10.23†
Amended and Restated Employment Agreement, dated as of December 9, 2022, between DigitalBridge Group, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

10.24†
First Amendment to the Amended and Restated Employment Agreement by and between DigitalBridge Group, Inc. and Ronald M. Sanders, dated as of April 24, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023)

10.25
Class A-1 Note Purchase Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, Colony Capital Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.26
Amendment No. 1 Class A-1 Note Purchase Agreement, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, together as Asset Entities, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, together as Co-Guarantors, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.27
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.28
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Co-Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.29
Management Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, and Colony Capital Investment Holdco, LLC, as Manager (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.30
Amended and Restated Equity Purchase Agreement, by and among AMP Group Holdings Limited, AMP Capital Investors International Holdings Limited, DigitalBridge Operating Company, LLC and DigitalBridge Investment Holdco, LLC, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

21.1*	List of Subsidiaries of DigitalBridge Group, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jacky Wu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Executive Compensation Clawback Policy, adopted October 27, 2023
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: February 23, 2024

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacky Wu and Geoffrey Goldschein and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc C. Ganzi	Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Marc C. Ganzi
/s/ Jacky Wu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Jacky Wu
/s/ Nancy A. Curtin	Director	February 23, 2024
Nancy A. Curtin
/s/ James Keith Brown	Director	February 23, 2024
James Keith Brown
/s/ Jeannie H. Diefenderfer	Director	February 23, 2024
Jeannie H. Diefenderfer
/s/ Jon A. Fosheim	Director	February 23, 2024
Jon A. Fosheim
/s/ Gregory J. McCray	Director	February 23, 2024
Gregory J. McCray
/s/ Sháka Rasheed	Director	February 23, 2024
Sháka Rasheed
/s/ Dale Anne Reiss	Director	February 23, 2024
Dale Anne Reiss
/s/ David M. Tolley	Director	February 23, 2024
David M. Tolley