Form 10-Q
period 2024-03-31
DigitalBridge Group, Inc.
filed 2024-05-03
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, 173,614,726 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$247,354	$345,335
Restricted cash	4,787	4,915
Investments ($574,532 and $572,749 at fair value)	2,488,826	2,476,093
Goodwill	465,602	465,991
Intangible assets	95,131	103,750
Other assets	73,871	78,953
Due from affiliates	87,666	85,815
Assets of discontinued operations	579	1,698
Total assets	$3,463,816	$3,562,550
Liabilities
Debt	$366,506	$371,783
Other liabilities ($67,187 and $124,019 at fair value)	573,961	681,451
Liabilities of discontinued operations	918	153
Total liabilities	941,385	1,053,387
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	19,596	17,862
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 166,052 and 163,209 shares issued and outstanding	1,660	1,632
Class B, 250 shares authorized; 166 shares issued and outstanding	2	2
Additional paid-in capital	7,909,865	7,855,842
Accumulated deficit	(6,888,452)	(6,842,502)
Accumulated other comprehensive income (loss)	712	1,411
Total stockholders’ equity	1,818,457	1,811,055
Noncontrolling interests in investment entities	610,692	605,311
Noncontrolling interests in Operating Company	73,686	74,935
Total equity	2,502,835	2,491,301
Total liabilities, redeemable noncontrolling interests and equity	$3,463,816	$3,562,550

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Fee revenue ($69,811 and $56,389 from affiliates)	$72,955	$59,126
Carried interest allocation (reversal)	(8,478)	(54,756)
Principal investment income	2,845	3,562
Other income ($2,486 and $1,253 from affiliates)	7,071	10,564
Total revenues	74,393	18,496
Expenses
Interest expense	5,192	8,131
Transaction-related costs	760	8,527
Depreciation and amortization	9,167	6,875
Compensation expense—cash and equity-based	51,184	47,471
Compensation expense—incentive fee and carried interest allocation (reversal)	(6,714)	(36,831)
Administrative and other expenses	24,310	20,447
Total expenses	83,899	54,620
Other income (loss)
Other gain (loss), net	(5,894)	(144,514)
Income (loss) from continuing operations before income taxes	(15,400)	(180,638)
Income tax benefit (expense)	(1,246)	(1,098)
Income (loss) from continuing operations	(16,646)	(181,736)
Income (loss) from discontinued operations	(14,120)	(110,608)
Net income (loss)	(30,766)	(292,344)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	733	6,943
Investment entities	1,467	(84,828)
Operating Company	(3,338)	(16,662)
Net income (loss) attributable to DigitalBridge Group, Inc.	(29,628)	(197,797)
Preferred stock dividends	14,660	14,676
Net income (loss) attributable to common stockholders	$(44,288)	$(212,473)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$(0.20)	$(1.19)
Net income (loss) attributable to common stockholders per common share—basic	$(0.28)	$(1.34)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$(0.20)	$(1.19)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.28)	$(1.34)
Weighted average number of shares
Basic	161,043	158,446
Diluted	161,043	158,446
Dividends declared per common share	$0.01	$0.01

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(30,766)	$(292,344)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	318
Foreign currency translation	(754)	(231)
Other comprehensive income (loss)	(754)	87
Comprehensive income (loss)	(31,520)	(292,257)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	733	6,943
Investment entities	1,467	(84,793)
Operating Company	(3,392)	(16,643)
Comprehensive income (loss) attributable to stockholders	$(30,328)	$(197,764)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	(197,797)	—	(197,797)	(84,828)	(16,662)	(299,287)
Other comprehensive income (loss)	—	—	—	—	33	33	35	19	87
Common stock repurchases	(52)	—	—	—	—	(52)	—	—	(52)
Equity-based compensation	—	99	10,930	—	—	11,029	5,542	41	16,612
Shares canceled for tax withholdings on vested equity awards	—	(16)	(4,847)	—	—	(4,863)	—	—	(4,863)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,684	—	29,684
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,436)	(126)	(43,562)
Preferred stock dividends	—	—	—	(14,676)	—	(14,676)	—	—	(14,676)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,620)	—	(1,620)	—	—	(1,620)
Reallocation of equity (Notes 2 and 9)	—	—	(429)	—	(2)	(431)	—	431	—
Balance at March 31, 2023	$800,303	$6,480	$7,823,722	$(7,176,706)	$(1,478)	$1,452,321	$2,650,893	$48,598	$4,151,812

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	(29,628)	—	(29,628)	1,467	(3,338)	(31,499)
Other comprehensive income (loss)	—	—	—	—	(700)	(700)	—	(54)	(754)
Settlement of Wafra contingent consideration (Note 6)	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of warrants (Note 10)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 7)	—	7	5,934	—	—	5,941	—	—	5,941
Redemption of OP Units for class A common stock	—	1	514	—	—	515	—	(515)	—
Equity-based compensation	—	14	8,127	—	—	8,141	—	39	8,180
Shares canceled for tax withholdings on vested equity awards	—	(4)	(8,299)	—	—	(8,303)	—	—	(8,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,609	—	8,609
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,695)	(123)	(4,818)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,662)	—	(1,662)	—	—	(1,662)
Reallocation of equity (Notes 2 and 9)	—	—	(2,743)	—	1	(2,742)	—	2,742	—
Balance at March 31, 2024	$794,670	$1,662	$7,909,865	$(6,888,452)	$712	$1,818,457	$610,692	$73,686	$2,502,835

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(30,766)	$(292,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt discount and premium, net	664	12,182
Unrealized carried interest allocation	8,478	55,313
Unrealized principal investment income	(468)	(3,562)
Other equity method (earnings) losses	—	10,609
Depreciation and amortization	9,167	141,574
Equity-based compensation	8,680	16,612
Deferred income tax (benefit) expense	(734)	881
Other (gain) loss, net	19,267	142,644
Other adjustments, net	32	(1,566)
(Increase) decrease in other assets and due from affiliates	1,940	20,757
Increase (decrease) in other liabilities and due to affiliates	(43,269)	(83,366)
Net cash provided by (used in) operating activities	(27,009)	19,734
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(59,129)	(140,998)
Return of capital from equity method investments	15,979	52,259
Proceeds from sale of equity investments	23,471	308,254
Acquisition of and additions to real estate, related intangibles and leasing commissions	—	(163,157)
Investment deposits	766	(5,704)
Net receipt (payment) on settlement of derivatives	—	3,401
Acquisition of InfraBridge, net of cash acquired (Note 3)	—	(313,164)
Purchase of fixed assets	(3,055)	—
Net cash provided by (used in) investing activities	(21,968)	(259,109)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(14,660)	$(14,766)
Dividends paid to common stockholders	(1,634)	(1,599)
Borrowings from investment level debt	—	1,241,890
Repayments of investment level debt	—	(1,060,239)
Payment of deferred financing costs and prepayment penalties on investment level debt	—	(29,482)
Contributions from noncontrolling interests	9,609	29,684
Distributions to and redemptions of noncontrolling interests	(15,983)	(43,839)
Payment of contingent consideration to Wafra	(17,500)	(90,000)
Shares canceled for tax withholdings on vested equity awards	(8,303)	(4,863)
Net cash provided by (used in) financing activities	(48,471)	26,786
Effect of exchange rates on cash, cash equivalents and restricted cash	(661)	64
Net increase (decrease) in cash, cash equivalents and restricted cash	(98,109)	(212,525)
Cash, cash equivalents and restricted cash—beginning of period	350,250	1,036,739
Cash, cash equivalents and restricted cash—end of period	$252,141	$824,214

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2024	2023
Beginning of period
Cash and cash equivalents	$345,335	$855,564
Restricted cash	4,915	4,854
Assets of discontinued operations—cash and cash equivalents	—	62,690
Assets of discontinued operations—restricted cash	—	113,631
Total cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739

End of period
Cash and cash equivalents	$247,354	$603,427
Restricted cash	4,787	3,428
Assets of discontinued operations—cash and cash equivalents	—	65,097
Assets of discontinued operations—restricted cash	—	152,262
Total cash, cash equivalents and restricted cash—end of period	$252,141	$824,214

The accompanying notes form an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,691	$53,375
Cash received (paid) for income taxes	836	1,463
Operating lease payments for corporate offices	2,352	2,078
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	$431	$67,796
Net cash provided by (used in) investing activities of discontinued operations	27	86,817
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,563	$16,444
Receivables from asset sales	—	2,282
Redemption of OP Units for common stock	515	—
Exchange of notes into shares of Class A common stock	5,941	—
Settlement of Wafra contingent consideration through issuance of Class A common stock	17,500	—
Preferred stock repurchase payable	—	52

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2024, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income (loss) and other comprehensive income (loss) of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represent predominantly carried interest allocation to certain senior executives of the Company (Note 15), limited partners of consolidated funds, and membership interests in the OP primarily held by certain current and former employees of the Company.
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
Noncontrolling Interests in Investment Entities—This represents limited partners of consolidated closed-end funds, and carried interest allocation to certain senior executives of the Company (Note 15) and to a lesser extent, to a third party investor, Wafra. Excluding carried interests, allocation of net income or loss is generally based upon relative ownership interests.
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
The Company's discontinued operations in the periods presented herein represent the following:
•In 2024 and 2023, the Company's former real estate investments along with an adjacent investment management business, which have predominantly been disposed as part of the Company's transformation into an investment manager with a digital infrastructure focus.
•In 2023, the operations of digital infrastructure portfolio companies that represented the Company's former Operating segment prior to their full deconsolidation and qualification as discontinued operations on December 31, 2023. The Operating segment was previously composed of balance sheet equity interests in two digital infrastructure portfolio companies, Vantage SDC and DataBank, a stabilized hyperscale and an edge colocation data center business, respectively. These portfolio companies directly held and operated data centers, earning rental income from providing use of data center space and/or capacity through leases, services and other tenant arrangements. Prior to deconsolidation and reclassification as discontinued operations, a majority of the assets, liabilities and operating results of DataBank and Vantage SDC were attributed to third party investors, presented as noncontrolling interests in investment entities.
•In 2023, the Company's equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP), which was sold in March 2023 for net proceeds totaling $201.6 million, with impairment of $9.7 million recorded in 2023 prior to its disposition. The Company's investment in BRSP qualified as discontinued operations in March 2023.

Loss from discontinued operations is summarized as follows.

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues	$1,832	$233,634
Expenses	(3,068)	(335,649)
Other gain (loss)	(12,961)	(8,647)
Income (Loss) from discontinued operations before income taxes	(14,197)	(110,662)
Income tax benefit (expense)	77	54
Income (Loss) from discontinued operations	(14,120)	(110,608)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(85,737)
Operating Company	(990)	(1,813)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(13,130)	$(23,058)
Assets and Liabilities of Discontinued Operations
The Company initially measures assets classified as held for disposition at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.
At March 31, 2024 and December 31, 2023, all assets and related liabilities held for disposition relate to discontinued operations and consisted of remaining equity investments excluded from the December 2021 bulk sale of the Company's real estate related investments.
Reclassifications
As discussed in "—Discontinued Operations," the Company's investment in the portfolio companies previously consolidated in the Company's former Operating segment qualified as discontinued operations in December 2023, and their results of operations have been reclassified to income (loss) from discontinued operations for the three months ended March 31, 2023.
Beginning 2024, investment-related expenses, which primarily include reimbursable costs from affiliates, have been recorded within administrative and other expenses on the consolidated statements of operations. Prior period amounts were immaterial and have been reclassified to conform to current period presentation.

Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material effect on the Company's consolidated financial statements.
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
The ASU is effective for fiscal years beginning January 1, 2024 (that is, Form 10-K as of and for the year ending December 31, 2024), and interim periods within fiscal years beginning January 1, 2025 (that is, Form 10-Q as of and for the three months ending March 31, 2025). Early adoption is permitted. The Company will adopt this ASU for its 2024 fiscal year with the filing of its Form 10-K as of and for the year ending December 31, 2024, and is currently evaluating the effects of this new guidance with respect to segment disclosures.
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
This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application. The Company is currently evaluating the effects of this new guidance with respect to annual income tax disclosures.
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

The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed. The initial cash consideration was determined, in part, based upon estimated net working capital of the acquired entities at closing. The Company finalized the purchase price allocation in the first quarter of 2024, as presented below.

(In thousands)	As Reported At December 31, 2023	Measurement Period Adjustments	As Reported At March 31, 2024
Consideration
Cash	$365,440		$365,440
Estimated fair value of contingent consideration	10,874		10,874
	$376,314		$376,314
Assets acquired and liabilities assumed
Cash	51,174		51,174
Principal investments	112,310		112,310
Intangible assets	50,800		50,800
Other assets	34,699	16	34,715
Deferred tax liabilities	(10,198)		(10,198)
Other liabilities	(30,214)	373	(29,841)
Fair value of net assets acquired	208,571		208,960
Goodwill	167,743	(389)	167,354
	$376,314		$376,314
•Principal investments represent acquired interests in InfraBridge funds, valued at their most recent NAV at closing.
•The intangible assets of InfraBridge were composed of the following:
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

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	March 31, 2024	December 31, 2023
Equity method investments
Principal investments	$1,213,517	$1,194,417
Carried interest allocation	667,943	676,421
Marketable equity securities	32,188	17,487
Other equity investments	35,559	53,930
CLO subordinated notes	49,791	50,927
	1,998,998	1,993,182
Equity investments of consolidated funds
Marketable equity securities	73,214	66,297
Other investments	416,614	416,614
	$2,488,826	$2,476,093
Equity Method Investments
Principal Investments
Principal investments represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner. The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, InfraBridge funds and funds invested in DataBank.
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, and any distributions received therefrom, are recorded in principal investment income on the consolidated statements of operations.
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
Carried Interest Distributed
There was no carried interest allocation distributed in the first quarter of 2024, with an immaterial amount distributed and recognized in revenues in the first quarter of 2023.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed as of March 31, 2024 and December 31, 2023.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, the likelihood of which is remote, all of the carried interest distributed to-date of $180.9 million would be subject to clawback as of March 31, 2024, of which $120.6 million would be the responsibility of the employee/former employee recipients and Wafra. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Marketable Equity Securities
Marketable equity securities at March 31, 2024 includes a previously non-traded healthcare REIT at December 31, 2023 that became publicly traded through an initial public offering in February 2024. The Company is restricted from liquidating its holdings in the new publicly traded securities, which had a fair value of $18.1 million at March 31, 2024, until expiration of the underwriters' lock-up in August 2024.
Dividends or other distributions from marketable equity securities are recorded in other income, while changes in fair value are recorded in other gain (loss) on the consolidated statements of operations.
Other Equity Investments
Other equity investments include investments warehoused potentially for future sponsored funds and an investment in a managed account.
Warehoused investments are generally carried at fair value or under the measurement alternative, which is at cost, adjusted for impairment and observable price changes. Changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.
Debt Investments
Interest income on debt investments is recorded in other income.
CLO Subordinated Notes
In the third quarter of 2022, bank syndicated loans that the Company previously warehoused were transferred into a third party warehouse entity at their acquisition price, and securitized through the issuance of CLO securities. The CLO is sponsored and managed by the third party. The Company acquired all of the subordinated notes of the CLO, which are classified as available-for-sale ("AFS") debt securities. The CLO has a stated legal final maturity of 2035.
Following the end of the non-call period in October 2024, the subordinated notes may be redeemed (in whole, not in part) at the option of the collateral manager or the Company with consent of the collateral manager, if there is sufficient proceeds from sale of collateral assets, including payment of expenses therewith. The redemption price for the subordinated notes is equal to the excess interest and principal proceeds payable at the time of redemption.
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
March 31, 2024	$49,791	$—	$—	$—	$49,791
December 31, 2023	50,927	—	—	—	50,927

In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes was a reasonable representation of its fair value at March 31, 2024, net of capital distributions, and December 31, 2023, classified as Level 3 of the fair value hierarchy.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner, as discussed in Note 14. Equity investments of consolidated funds are composed primarily of marketable equity securities held by funds in the liquid securities strategy and equity investments in digital infrastructure portfolio companies held by single asset funds. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in goodwill.

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance	$465,991	$298,248
Business combination (Note 3)	(389)	146,569
Ending balance (1)	$465,602	$444,817
__________
(1)    Remaining goodwill deductible for income tax purposes was $109.2 million at March 31, 2024 and $111.8 million at December 31, 2023.
Intangible Assets
Intangible assets are composed of the following:

	March 31, 2024			December 31, 2023
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,797	$(79,720)	$59,077	$150,835	$(84,824)	$66,011
Investor relationships	53,419	(20,578)	32,841	53,572	(19,190)	34,382
Trade name	4,300	(2,014)	2,286	4,300	(1,907)	2,393
Other (3)	1,518	(591)	927	1,518	(554)	964
	$198,034	$(102,903)	$95,131	$210,225	$(106,475)	$103,750
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $8.3 million and $6.2 million in the three months ended March 31, 2024 and 2023, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2024	2025	2026	2027	2028	2029 and thereafter	Total
Amortization expense	$22,549	$25,165	$17,572	$11,975	$7,881	$9,989	$95,131

6. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	March 31, 2024	December 31, 2023
Prepaid taxes and deferred tax assets, net	$12,718	$14,059
Operating lease right-of-use asset for corporate offices	31,311	33,898
Accounts receivable, net	7,135	8,919
Prepaid expenses	1,156	2,952
Other assets	10,895	11,893
Fixed assets, net (1)	10,656	7,232
Total other assets	$73,871	$78,953
__________
(1)    Net of accumulated depreciation of $8.2 million at March 31, 2024 and $7.3 million at December 31, 2023.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	March 31, 2024	December 31, 2023
Deferred investment management fees (1)	$11,331	$10,250
Interest payable on corporate debt	1,130	2,293
Common and preferred stock dividends payable	16,563	16,477
Securities sold short—consolidated funds	44,249	38,481
Due to custodians—consolidated funds	8,966	9,415
Current and deferred income tax liability	9,133	8,403
Contingent consideration payable—InfraBridge (Note 10)	11,338	11,338
Contingent consideration payable—Wafra (2)	—	35,000
Warrants issued to Wafra (Note 9)	11,600	39,200
Operating lease liability for corporate offices	46,072	49,035
Accrued compensation	22,005	63,761
Accrued incentive fee and carried interest compensation	347,834	356,316
Accounts payable and accrued expenses	28,961	13,844
Due to affiliates (Note 15)	10,809	10,664
Other liabilities	3,970	16,974
Other liabilities	$573,961	$681,451
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.0 years as of March 31, 2024 and December 31, 2023. Deferred investment management fees recognized as income of $1.2 million and $1.4 million in the three months ended March 31, 2024 and 2023, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
(2)    In connection with the 2022 redemption of Wafra's investment in the Company's investment management business, contingent consideration was payable to Wafra based upon the Company achieving certain fundraising targets through December 31, 2023. The contingent amount was fully paid out, with $90 million paid in cash in March 2023, and remaining $35 million in March 2024, settled 50% each in shares of the Company's Class A common stock and in cash.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of March 31, 2024 and December 31, 2023, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense in 2024 and 2023 generally reflects the income tax effect of foreign subsidiaries.

7. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in March and April 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	March 31, 2024				December 31, 2023
(In thousands)	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$—	$(5,209)	$294,791	$300,000	$—	$(5,733)	$294,267
Exchangeable senior notes	72,422	(632)	(75)	71,715	78,422	(810)	(96)	77,516
	$372,422	$(632)	$(5,284)	$366,506	$378,422	$(810)	$(5,829)	$371,783
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
The Series 2021-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of its other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2021-1 Notes are secured by net investment management fees earned by subsidiaries of DBRG, equity interests in certain sponsored funds and portfolio companies held by subsidiaries of DBRG, as collateral.
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	2.5
Variable Funding Notes	—	1-month Term SOFR + 3%	September 2024	0.5
__________
(1)    The VFN bears interest based upon 1-month Term Secured Overnight Financing Rate, or SOFR, adjusted to include 0.11448% as defined in the VFN purchase agreement, or an alternate benchmark as set forth in the VFN purchase agreement plus 3%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
(2)    The final maturity date of the Class A-2 Notes is in September 2051. The anticipated repayment date of the VFN is subject to two one-year extensions.
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

Exchangeable Senior Notes
Exchangeable senior notes represent senior unsecured obligations of the OP as issuer of the senior notes.

Description	Issuance Date	Due Date	Interest Rate (per annum)	Exchange Price (per share of common stock)	Exchange Ratio (in shares)(1)	Exchange Shares (in thousands)	Earliest Redemption Date	Outstanding Principal
								March 31, 2024	December 31, 2023

5.75% Exchangeable Senior Notes	July 2020	July 15, 2025	5.75%	$9.20	108.6956	7,872	July 21, 2023	$72,422	$78,422
__________
(1)    The exchange ratio for the senior notes is subject to periodic adjustments to reflect certain carried-forward adjustments relating to common stock splits, reverse stock splits, common stock adjustments in connection with spin-offs and cumulative cash dividends paid on the Company's common stock since the issuances of the senior notes. The ratios are presented in shares of common stock per $1,000 principal of the senior note.
The senior notes mature on their due date, unless earlier redeemed, repurchased, or exchanged. The outstanding senior notes are exchangeable at any time by holders of such notes into shares of the Company’s common stock at the applicable exchange rate, which is subject to adjustment upon occurrence of certain events.
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
Exchange or Redemption of Senior Notes
As of the end of April 2024, there are no outstanding senior notes following the Company's full exchange or redemption of its remaining 5.75% exchangeable senior notes. Of the $78.4 million of outstanding note principal outstanding as of the beginning of the quarter, $73.4 million was exchanged for 8.2 million shares of the Company's class A common stock ($6.0 million note principal exchanged for 673,486 shares in March 2024, with the remainder exchanged in April 2024) and $5.0 million redeemed for cash in April 2024. In connection with the exchange, the shares of Class A common stock were issued in reliance on Section 4(a)(2) of the Securities Exchange Act of 1933, as amended.

8. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(3)	—	—
Equity awards issued, net of forfeitures	—	2,486	—
Shares canceled for tax withholding on vested equity awards	—	(415)	—
Shares outstanding at March 31, 2023	33,108	161,834	166

Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	673	—
Shares issued upon redemption of OP Units	—	85	—
Settlement of contingent consideration (Note 6)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,465	—
Shares canceled for tax withholding on vested equity awards	—	(400)	—
Shares outstanding at March 31, 2024	32,876	166,052	166

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2024:

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
Stock Repurchases
The Company does not currently have an authorized stock repurchase program.

Pursuant to a $200 million stock repurchase program announced in July 2022 that expired in June 2023, the Company repurchased 235,223 shares in aggregate across Series H, I and J preferred stock in 2023 for approximately $4.7 million (2,738 shares for $52,000 in the first quarter of 2023 and the remainder in the second quarter of 2023), or a weighted average price of $20.18 per share.
The excess or deficit of the repurchase price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. There were no changes in components of AOCI attributed to noncontrolling interests in investment entities for the three months ended March 31, 2024. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Foreign Currency Translation Gain (Loss)	Total
AOCI at December 31, 2022	$(295)	$(1,214)	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	787	786
Amounts reclassified from AOCI	296	(1,051)	(755)
AOCI at March 31, 2023	$—	$(1,478)	$(1,478)

AOCI at December 31, 2023	$—	$1,411	$1,411
Other comprehensive income (loss) before reclassifications	—	(1,018)	(1,018)
Amounts reclassified from AOCI	—	319	319
AOCI at March 31, 2024	$—	$712	$712
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	503
Amounts reclassified from AOCI	(468)
AOCI at March 31, 2023	$(2,980)
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

(In thousands)	Three Months Ended March 31,
Component of AOCI reclassified into earnings	2024	2023
Release of foreign currency cumulative translation adjustments	$(319)	$1,051
Release of AOCI of equity method investments	—	(296)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2024	2023
Redeemable noncontrolling interests
Beginning balance	$17,862	$100,574
Contributions	1,001	—
Distributions paid and payable, including redemptions	—	(104)
Net income (loss)	733	6,943
Ending balance	$19,596	$107,413
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
Redemption of OP Units—The Company redeemed OP Units totaling 85,000 in 2024 and 253,084 in 2023 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets
Investments (Note 4)
Marketable equity securities	$32,188	$—	$—	$32,188
CLO subordinated notes	—	—	49,791	49,791
Equity investments of consolidated funds	73,214	—	416,614	489,828
Fair Value Option:
Equity method investment	—	—	2,725	2,725
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
Warrants issued to Wafra	—	—	11,600	11,600
Securities of consolidated funds sold short	44,249	—	—	44,249
December 31, 2023
Assets
Investments (Note 4)
Marketable equity securities	$17,487	$—	$—	$17,487
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	66,297	—	416,614	482,911
Fair Value Option:
Equity method investment	—	—	6,700	6,700
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
Warrants issued to Wafra	—	—	39,200	39,200
Securities of consolidated funds sold short	38,481	—	—	38,481
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1, and equity investments in digital infrastructure portfolio companies held by single asset funds. The marketable equity securities comprise publicly listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. With respect to other equity investments, fair value of an underlying portfolio company was determined using a discounted cash flow model based upon projected net operating income of the investee with exit capitalization rate of 5.5% and discounted at 10.4% at March 31, 2024 and December 31, 2023, classified as level 3. Additionally, a recently acquired fund investment was valued based upon its transacted price, classified as level 3.
Prior to December 31, 2023, equity investments of consolidated funds included equity interests in pooling entities that hold a portfolio of loans, invested alongside other parallel funds within the same credit fund complex. In December 2023, following a reorganization of the Company's ownership interest within the fund structure, the consolidated credit fund was deconsolidated. Fair value of the fund's equity interests in the pooling entities was based upon its share of expected cash flows from the loan assets held by the pooling entities, classified as level 3. In estimating fair value of the underlying loans, the pooling entities considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon a comparison to market yields, it was determined that the transacted price or par value of the loans held by the pooling entities approximated their fair value.

Fair Value Option
Equity Method Investments
The Company has one equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings, discounted at 18.3% at March 31, 2024 and December 31, 2023, and also taking into consideration a comparison to market values of similar public companies at December 31, 2023. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Loans Receivable
There was no outstanding loans receivable balance at March 31, 2024 and December 31, 2023. In March 2023, an unsecured promissory note that had been issued in connection with the sale of the Company's former Wellness Infrastructure business in 2022 was fully written down in the amount of $133.3 million, taking into consideration foreclosure of certain assets within the sold Wellness Infrastructure portfolio by its mezzanine lender.
Warrants
The Company had previously issued five warrants to affiliates of Wafra Inc. (collectively "Wafra"), a private investment firm, in connection with Wafra's investment in the Company's investment management business in 2020. Wafra's investment was subsequently redeemed in 2022, with the warrants remaining outstanding. Each warrant entitles Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026.
The terms of the warrant purchase agreement provided for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature resulted in the warrants being classified as liability. Accordingly, the warrants were carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
In March 2024, three of the warrants were reclassified to equity at their prevailing fair value following a removal of the net cash settlement feature, as the terms of the warrants were amended in connection with a sale of the three warrants by Wafra to a third party. The equity-classified warrants are no longer subject to fair value remeasurement.
At March 31, 2024, the liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 39.3% (37.8% at December 31, 2023); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.53% per annum (4.11% per annum at December 31, 2023), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at March 31, 2024 and December 31, 2023, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.9% to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets			Level 3 Liabilities
	Fair Value Option		Equity Investment of Consolidated Funds	Warrants	InfraBridge Contingent Consideration
(In thousands)	Loans Receivable	Equity Method Investments
Fair value at December 31, 2022	$133,307	$—	$46,770	$17,700	$—
Contributions	—	—	9,627	—	—
Business combination	—	—	—	—	10,874
Change in consolidated fund's share of equity investment (1)	—	—	6,125	—	—
Paydown of underlying loans held by equity investment of consolidated fund	—	—	(25)	—	—
Unrealized gain (loss) in earnings, net	(133,307)	—	11	4,500	65
Fair value at March 31, 2023	$—	$—	$62,508	$22,200	$10,939

Net unrealized gain (loss) in earnings on instruments held at March 31, 2023	$(133,307)	$—	$11	$4,500	$65

Fair value at December 31, 2023	$—	$6,700	$416,614	$39,200	$11,338
Unrealized gain (loss) in earnings, net	—	(3,975)	—	5,400	—
Reclassification to equity	—	—	—	(33,000)	—
Fair value at March 31, 2024	$—	$2,725	$416,614	$11,600	$11,338

Net unrealized gain (loss) in earnings on instruments held at March 31, 2024	$—	$(3,975)	$—	$2,500	$—
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions prior to final close of the fund.
Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Liabilities
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,791
Exchangeable senior notes	—	147,204	—	147,204	71,715
December 31, 2023
Liabilities
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,267
Exchangeable senior notes		152,296	—	152,296	77,516
Debt—Senior notes and secured fund fee revenue notes were valued using their last traded price.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

11. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(16,498)	$(174,739)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(13,130)	(23,058)
Net income (loss) attributable to DigitalBridge Group, Inc.	(29,628)	(197,797)
Preferred dividends	(14,660)	(14,676)
Net income (loss) attributable to common stockholders	(44,288)	(212,473)
Net income (loss) allocated to participating securities	(34)	(31)
Net income (loss) allocated to common stockholders—basic	(44,322)	(212,504)
Interest expense attributable to exchangeable notes (1)	—	—
Net income (loss) allocated to common stockholders—diluted	$(44,322)	$(212,504)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	161,043	158,446
Weighted average effect of dilutive shares (1)(2)(3)	—	—
Weighted average number of common shares outstanding—diluted	161,043	158,446
Income (loss) per share—basic
Income (Loss) from continuing operations	$(0.20)	$(1.19)
Income (Loss) from discontinued operations	(0.08)	(0.15)
Net income (loss) attributable to common stockholders per common share—basic	$(0.28)	$(1.34)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$(0.20)	$(1.19)
Income (Loss) from discontinued operations	(0.08)	(0.15)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.28)	$(1.34)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of     diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended March 31, 2024 and 2023, the effect of adding back interest expense of $1.3 million and $4.0 million, respectively, and 8,495,500 and 11,697,600 of weighted average dilutive common share equivalents.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 13) with weighted average shares of 121,700 and 32,400 for the three months ended March 31, 2024 and 2023; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 9) with weighted average shares of 1,331,200 and 362,800 for the three months ended March 31, 2024 and 2023, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock on a one-for-one basis and are not dilutive. At March 31, 2024 and 2023, 12,290,800 and 12,628,900 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
12. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended March 31,
(In thousands)	2024	2023
Management fees	$71,844	$57,158
Incentive fees	881	869
Other fees	230	1,099
Total fee revenue	$72,955	$59,126
Management Fees—Management fees are generally calculated based upon the following ranges of per annum contractual rates:
•Equity funds—0.64% to 2.00% of investors' committed capital during the commitment period, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs);
•Credit and co-investment vehicles—0.25% to 1.10% of contributed or invested capital from inception; and
•Liquid Strategies and InfraBridge co-investment vehicles—0.20% to 1.15% of NAV or gross asset value, respectively.

Also, co-investment vehicles may charge a one-time fee upfront at contractual rates between 0.15% and 1.50% of committed capital, generally to be paid in tranches, but with recognition of fee revenue over the life of the vehicle. Certain co-investment vehicles may be non fee-bearing.
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
Revenue Concentration
For the three months ended March 31, 2024, revenues from four funds, including fee revenue, principal investment income and carried interest allocation, accounted for approximately 26%, 13%, 13%, and 12% of the Company's total revenues.
13. Equity-Based Compensation
Equity-based awards granted prior to the end of March 2024, including the Company's annual equity awards, were granted under the DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan (the "2014 Equity Incentive Plan), which expired at the end of March 2024. As of December 31, 2023, 5.8 million shares of class A common stock remained available for issuance under the 2014 Equity Incentive Plan, and immediately prior to its expiration, 8.9 million shares of class A common stock remained available for issuance under the 2014 Equity Incentive Plan.
At the end of April 2024, the Company's shareholders approved the 2024 Omnibus Stock Incentive Plan (the "2024 Equity Incentive Plan"). The 2024 Equity Incentive Plan, consistent with the previous plan, provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the 2024 Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events. The number of shares of Class A common stock reserved and available for issuance under the 2024 Equity Incentive Plan as of its adoption in April 2024 is 5.5 million shares.
Restricted Stock—Restricted stock awards in the Company's class A common stock are granted to senior executives, directors and certain employees, subject to a service condition or a combination of both a service and performance condition, with annual time-based vesting in equal tranches over a three-year period. Vesting of performance-based restricted stock awards occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable. A liability classified award that met its performance condition and became fully vested over the course of 2023 was settled in cash totaling $3.3 million. There was no cash settlement of awards in the three months ended March 31, 2024.
Performance Stock Units—PSUs are granted to senior executives, and are subject to a service condition in combination with either a market condition or a performance condition.
Following the end of the measurement period, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of

PSUs granted. For market condition awards, this is determined based upon the performance of the Company's class A common stock over a three-year measurement period relative to a specified peer group (such measurement metric the "relative total shareholder return"). With respect to performance condition awards, vesting is determined based upon achievement of three-year cumulative distributable earnings ("DE") per share targets, and the relative total shareholder return metric is then applied to determine the final number of shares vested.
Recipients of PSUs whose employment is terminated after the first anniversary of their PSU grant are eligible to vest in a portion of the PSU award following the end of the measurement period based upon the final number of shares vested for that award. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
The relative total shareholder return metric was valued using a Monte Carlo simulation under a risk-neutral premise, applying the following assumptions. This forms the fair value of market condition awards. The fair value of performance condition awards also incorporate, in addition to the relative total shareholder return metric, the probability of achieving the cumulative DE per share targets.

	2024 PSU Grants	2023 PSU Grants	2022 PSU Grants
Expected volatility of the Company's class A common stock (1)	44.6%	41.3%	32.4%
Expected annual dividend yield (2)	0.2%	0.3%	—%
Risk-free rate (per annum) (3)	4.5%	3.8%	2.0%
__________
(1)    Based upon the historical volatility of the Company's stock and those of a specified peer group.
(2)    Based upon the Company's expected annualized dividends. Expected dividend yield was zero for the March 2022 PSU awards as common dividends were suspended beginning the second quarter of 2020 and reinstated in the third quarter of 2022.
(3)    Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
Fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense. With respect to performance condition awards, expense recognition occurs only if and when it is probable that the cumulative DE per share targets will be achieved and subject to reversal if no longer probable. In contrast, expense recognized on market condition awards is not subject to reversal even if the total shareholder return metric is not achieved.
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
LTIP units issued have both a service condition and a market condition based upon the Company's class A common stock achieving a target price over a predetermined measurement period, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation.
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
Equity-based compensation cost is presented on the consolidated statement of operations, as follows.

	Three Months Ended March 31,
(In thousands)	2024	2023
Compensation expense	$9,214	$10,770
Administrative expense	—	228
	$9,214	$10,998
Changes in unvested equity awards pursuant to the 2014 Equity Incentive Plan are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2023	2,813,369	2,625,000	64,099	599,347	1,274,435	7,376,250	$21.66	$9.80
Granted	1,523,257	—	127	26,610	199,069	1,749,063	19.27	18.04
Vested	(982,831)	—	(91)	—	—	(982,922)	—	16.85
Forfeited	(59,157)	—	—	—	(643,178)	(702,335)	26.92	22.46
Unvested shares and units at March 31, 2024	3,294,638	2,625,000	64,135	625,957	830,326	7,440,056	17.01	10.57
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $18.4 million and $20.9 million for the three months ended March 31, 2024 and 2023, respectively.
At March 31, 2024, aggregate unrecognized compensation cost for all unvested equity awards pursuant to the 2014 Equity Incentive Plan was $57.5 million, which is expected to be recognized over a weighted average period of 2.3 years. This excludes $6.3 million of unvested RSUs that as of March 31, 2024 are not probable of achieving their performance condition and have a remaining performance measurement period of approximately two months.
14. Variable Interest Entities
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $199.6 million at March 31, 2024 and $200.8 million at December 31, 2023. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At March 31, 2024, the Company had unfunded equity commitments of $9.3 million to a consolidated fund.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$59,402	$69,654
Investments (Note 4)	489,828	482,911
Other assets	2,651	576
	$551,881	$553,141
Liabilities
Other liabilities
Securities sold short	$44,248	$38,482
Due to custodian	8,966	9,415
Other	2,976	16,313
	$56,190	$64,210
In April 2024, two single asset funds were deconsolidated as the Company no longer holds a controlling financial interest in these funds. The Company's co-investment in a portfolio company of the funds was restructured and is no longer held through the funds, but invested in the portfolio company through a parallel vehicle. The Company's co-investment in the portfolio company is reflected as an equity method investment under the fair value option effective April 2024. The deconsolidation of the funds resulted in a removal of approximately $263 million of assets attributed to the limited partners of the funds that had represented noncontrolling interests in investment entities.
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $1.88 billion at March 31, 2024 and $1.86 billion at December 31, 2023. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 15. At March 31, 2024, the Company's unfunded equity commitments to its unconsolidated funds as general partner and general partner affiliate totaled $250.5 million. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
15. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company (collectively, "employees").
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$68,595	$71,427
Cost reimbursements and recoverable expenses	17,383	14,388
Employees and other affiliates	1,688	—
	$87,666	$85,815
Due to Affiliates (Note 6)
Investment vehicles—InfraBridge (Note 3)	$10,123	$10,123
Employees and other affiliates	686	541
	$10,809	$10,664
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the related reimbursements and recoverable expenses are included in other income, which totaled $2.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
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

Carried Interest Allocation from Sponsored Investment Vehicles—With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $115.5 million at March 31, 2024 and $112.2 million at December 31, 2023. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $3.4 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $36.2 million at March 31, 2024 and $22.7 million at December 31, 2023, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. The employees' share of net income was $0.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Aircraft—Pursuant to Mr. Ganzi’s employment agreement, as amended, the Company has agreed to reimburse Mr. Ganzi for certain variable operational costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the number of passengers) of variable operational costs for any passenger on such flight who is not traveling on Company business. Additionally, the Company has also agreed to reimburse Mr. Ganzi for certain defined fixed costs of any aircraft owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of an aircraft’s annual budgeted fixed cash operating costs, based on the number of hours the aircraft will be used for business purposes. At least once a year, the Company will reconcile the budgeted fixed operating costs with the actual fixed operating costs of the aircraft, and the Company or Mr. Ganzi, as applicable, will make a payment for any difference. The Company reimbursed Mr. Ganzi $0.9 million and $1.8 million for the three months ended March 31, 2024 and 2023 respectively.
16. Segment Reporting
Beginning in 2024, the entirety of the Company's business, inclusive of all income and expense from continuing operations of the Company as a whole, is reported as a single reportable segment. The Company no longer distinguishes income (loss) items and attributes costs between its investment management business and corporate activities. The approach of managing the whole Company as a single business is consistent with the manner in which its chief operating decision makers assess the allocation of resources and performance of the Company.
Prior to December 31, 2023, the Company had conducted its business through two reportable segments, that is, Investment Management and Operating. On December 31, 2023 the Operating segment was discontinued following a full deconsolidation of the portfolio companies in the Operating segment, which qualified as discontinued operations (Note 2).
At December 31, 2023, subsequent to the discontinuation of the Operating segment, the Company had conducted its business through one reportable segment of Investment Management, reflecting the Company's investment management business, which bore only operating costs that were directly attributable or otherwise can be subjected to a reasonable and systematic attribution to the investment management business. Remaining unallocated operating costs, along with corporate level financing and transaction activities, as well as income (loss) from the Company's investment in its sponsored funds as general partner affiliate, and warehoused/seed investments were not attributed to the investment management business and previously presented as Corporate and Other.
The segment earnings measure of net income (loss) from continuing operations attributable to DigitalBridge Group, Inc. remains consistent with prior periods, except that this measure was previously applied to the Investment Management segment, and beginning 2024, is applied to the Company as a whole.
Segment information for all prior periods presented have been conformed to current year presentation.

Segment Results of Operations
The following table presents net income (loss) from continuing operations attributable to DigitalBridge Group, Inc. for the Company's single reportable segment and reconciled to the consolidated statement of operations.

	Three Months Ended March 31,
	2024	2023
Revenues
Fee revenue	$72,955	$59,126
Carried interest allocation (reversal)	(8,478)	(54,756)
Principal investment income	2,845	3,562
Other income	7,071	10,564
Total revenues	74,393	18,496
Expenses
Interest expense	5,192	8,131
Transaction-related costs	760	8,527
Depreciation and amortization	9,167	6,875
Compensation expense—cash and equity-based	51,184	47,471
Compensation expense—incentive fee and carried interest allocation (reversal)	(6,714)	(36,831)
Administrative and other expenses	24,310	20,447
Total expenses	83,899	54,620
Other income (loss)
Other gain (loss), net	(5,894)	(144,514)
Income (loss) from continuing operations before income taxes	(15,400)	(180,638)
Income tax benefit (expense)	(1,246)	(1,098)
Income (loss) from continuing operations	(16,646)	(181,736)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	733	6,943
Investment entities	1,467	909
Operating Company	(2,348)	(14,849)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(16,498)	$(174,739)

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$(16,498)	$(174,739)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(13,130)	(23,058)
Net income (loss) attributable to DigitalBridge Group, Inc.	$(29,628)	$(197,797)
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of March 31, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
18. Subsequent Events
Except as disclosed in Note 7 and Note 14, no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC's website at www.sec.gov.
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
Our Business
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At March 31, 2024, we had $33 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2024, we owned 93% of the Operating Company as its sole managing member.
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
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2024 through the date of this filing.
Capital Raise
•In 2024 through April 2024, we have raised $1.14 billion of capital, primarily $0.5 billion for DigitalBridge Partners III ("DBP III"), the third series in our flagship value-add strategy, and $0.3 billion for the second series of our credit strategy. To date, total third party capital raised for DBP III stands at $3.2 billion.
Financing
•As of the end of April 2024, we have further reduced our leverage with full exchange/redemption of our remaining $78.4 million of 5.75% senior notes, which will result in annual interest savings of approximately $4.5 million. $73.4 million of note principal was exchanged for 8.2 million shares of the Company's class A common stock and $5.0 million of note principal was redeemed for cash.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through March 31, 2024 are presented in the table below. Excluded are funds with less than one year of performance history as of March 31, 2024, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (7) (9)		IRR (8) (9)
Fund (1)					Unrealized	Realized (5)	Total (6)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,836	$98	$6,274	$1,214	$7,488	1.5x	1.4x	15.9%	11.3%
DBP II	Nov-2020	8,286	6,964	1,103	7,850	817	8,667	1.2x	1.2x	11.0%	7.7%
Core
SAF	Nov-2022	1,110	884	220	936	13	949	1.1x	1.1x	8.5%	5.6%
InfraBridge
GIF I	Mar-2015	1,411	1,507	406	1,240	1,091	2,331	1.5x	1.4x	9.4%	6.9%
GIF II	Jan-2018	3,382	3,169	26	2,608	105	2,713	0.9x	0.8x	<0%	<0%
Credit
Credit I	Dec-2022	697	394	377	352	86	438	1.1x	1.1x	17.2%	10.8%
__________
(1)    Performance metrics are presented in aggregate for main fund vehicle, its parallel vehicles and alternative investment vehicles.
(2)    Inception date represents first close date of the fund, except for Credit I which is the first capital call date. The manager/general partner of the InfraBridge funds were acquired in Feb-2023.
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
(8)    Gross internal rate of return (IRR) represents annualized time-weighted return on invested capital based upon total value of investments, that is realized proceeds and unrealized fair value, without giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Gross IRR is calculated from the date of investment fundings (taking into account the benefit of any credit facility at the fund level) to the date of investment distributions. For unrealized investments, assumes a liquidating distribution equal to the investment fair value, net of amounts funded through the fund's credit facility, if any. Gross IRR is calculated at the fund level and does not reflect gross IRR of any individual investor due to timing of investor level inflows and outflows, among other factors.
Net IRR is gross IRR after giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Net IRR is calculated at the individual investor level based upon timing and amount of fee-paying third party investor level inflows and outflows, and excludes capital not subject to fees and/or carried interest, including general partner and general partner affiliate capital.
If an investment is later syndicated to one or more third-party investors, the IRRs set forth herein will include cash flows associated with such syndication. This treatment of syndication transactions was implemented in fiscal year 2024 and applied on a life-to-date basis for all funds presented.
(9)    Our funds generally permit us to recycle certain capital distributed to limited partners during certain time periods. The exclusion of recycled capital generally causes invested and realized amounts to be lower and MOICs to be higher than had recycled capital been included. In addition, for funds that utilize a subscription line credit facility in advance of receiving capital contributions from investors, reported IRRs may be higher or lower than if such facility had not been utilized.

Results of Operations

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues
Fee revenue	$72,955	$59,126	$13,829
Carried interest allocation (reversal)	(8,478)	(54,756)	46,278
Principal investment income	2,845	3,562	(717)
Other income	7,071	10,564	(3,493)
Total revenues	74,393	18,496	55,897
Expenses
Interest expense	5,192	8,131	(2,939)
Transaction-related costs	760	8,527	(7,767)
Depreciation and amortization	9,167	6,875	2,292
Compensation expense—cash and equity-based	51,184	47,471	3,713
Compensation expense—incentive fee and carried interest allocation (reversal)	(6,714)	(36,831)	30,117
Administrative and other expenses	24,310	20,447	3,863
Total expenses	83,899	54,620	29,279
Other income (loss)
Other gain (loss), net	(5,894)	(144,514)	138,620
Income (Loss) before income taxes	(15,400)	(180,638)	165,238
Income tax benefit (expense)	(1,246)	(1,098)	(148)
Income (Loss) from continuing operations	(16,646)	(181,736)	165,090
Income (Loss) from discontinued operations	(14,120)	(110,608)	96,488
Net income (loss)	(30,766)	(292,344)	261,578
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	733	6,943	(6,210)
Investment entities	1,467	(84,828)	86,295
Operating Company	(3,338)	(16,662)	13,324
Net income (loss) attributable to DigitalBridge Group, Inc.	(29,628)	(197,797)	168,169
Preferred stock dividends	14,660	14,676	(16)
Net income (loss) attributable to common stockholders	$(44,288)	$(212,473)	168,185

Revenues
Total revenues were $74.4 million in 2024 compared to $18.5 million in 2023, driven by significant variability in unrealized carried interest and an increase in fee revenue, primarily benefiting from continued fundraising.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Management fees	$71,844	$57,158	$14,686
Incentive fees	881	869	12
Other fee revenue	230	1,099	(869)
	$72,955	$59,126	13,829
Fee revenue increased $13.8 million or 23% as FEEUM increased $4.8 billion or 17% from $27.7 billion at March 31, 2023 to $32.5 billion at March 31, 2024. The higher fee revenue was driven by our third flagship fund, DBP III, which held its first close in November 2023 ($9.3 million) and InfraBridge funds, acquired in February 2023, that contributed a full quarter of fees in 2024 ($3.4 million). Incentive fees in both periods were attributed to our liquid securities strategy. Other fees were higher in 2023, attributed largely to loan origination fees in connection with syndication of our credit investments.
Carried Interest Allocation

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Carried interest allocation
Distributed	$—	$476	$(476)
Unrealized	(8,478)	(55,232)	46,754
	$(8,478)	$(54,756)	46,278
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
There was a higher net reversal of unrealized carried interest in 2023 compared to 2024, with reversals in both periods driven by DBP II. As DBP II is still in the early stage of its lifecycle, the carried interest reversal is a function of continuing accrual of preferred returns over time at a higher rate than fair value increases on its underlying investments. In 2024, this reversal was partially offset by co-investment vehicles and our credit fund that recently began accruing carried interest.
Principal Investment Income
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments. Principal investment income of $2.8 million was a net decrease of $0.7 million from 2023. The change was driven by fair value decrease in InfraBridge funds and the Company's co-investment in an InfraBridge portfolio company ($11.9 million), largely offset by fair value increase in the DataBank funds ($9.8 million) and distribution of interest income from our credit fund ($1.2 million).
Other Income
Other income was $3.5 million lower at $7.1 million in 2024. 2023 had higher interest income from money market deposits and dividend income from our credit fund ($4.6 million), which was partially offset by incremental costs reimbursable by InfraBridge funds in 2024 that are grossed up as other income and expense ($1.0 million).

Expenses
Total expenses was $83.9 million in 2024 compared to $54.6 million in 2023, primarily attributed to the change in unrealized carried interest compensation.
Changes in the various expense items are discussed below.
Interest Expense
Interest expense decreased $2.9 million to $5.2 million in 2024 due to full repayment of the $200 million 5.00% convertible notes upon maturity in April 2023.
Transaction-Related Costs
Transaction-related costs were $7.8 million lower in 2024 at $0.8 million, as 2023 included costs associated with InfraBridge acquisition ($7.0 million) and unconsummated deals.
Depreciation and Amortization
Depreciation and amortization expense increased $2.3 million in 2024 due to a full quarter of amortization on InfraBridge intangible assets acquired in February 2023.
Compensation Expense

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Cash and equity-based compensation
Cash compensation and benefits	$41,970	$36,701	$5,269
Equity-based compensation	9,214	10,770	(1,556)
	$51,184	$47,471	3,713

Incentive fee and carried interest compensation allocation (reversal)	$(6,714)	$(36,831)	$30,117
Cash and equity-based compensation—The increase can be attributed to a full quarter of cash compensation in 2024 for InfraBridge which was acquired in February 2023 and additional headcount to support our growing investment management business.
Incentive and carried interest compensation allocation—The net reversal in compensation expense is consistent with the movement in carried interest, as discussed above.
Administrative and Other Expenses
Administrative and other expenses increased $3.9 million to $24.3 million, which can be attributed largely to placement fees in 2024 for DBP III fundraising.
Other Gain (Loss), Net
Other loss was $5.9 million in 2024 compared to $144.5 million in 2023.
Other loss in 2024 was driven by $5.1 million loss due to an increase in the liability fair value of previously issued warrants and $3.3 million write-down in other equity investment fair value, partially offset by $2.0 million net gain on marketable equity securities of our consolidated liquid funds
Other loss in 2023 was driven by (i) a $133.3 million fair value write-down in March 2023 on an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business, (ii) $13.7 million write-down in other equity investment fair value, and (iii) $4.5 million loss due to an increase in the liability fair value of previously issued warrants. This was partially offset by $8.6 million net gain on marketable equity securities of our consolidated liquid funds.
Income Tax Benefit (Expense)
Income tax expense was $1.2 million in 2024 and $1.1 million in 2023. 2024 reflects primarily the income tax effect of foreign subsidiaries, in particular, the InfraBridge investment management business in Europe that was acquired in February 2023. In 2024, current tax expense from the operating activities of the foreign InfraBridge entities was largely offset by deferred tax benefit driven by intangible asset amortization, resulting in an immaterial income tax expense. The Company otherwise has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and have established a full valuation allowance on the deferred tax assets of these entities, resulting in no net income tax effect for its domestic entities.
Income (Loss) from Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues	$1,832	$233,634	$(231,802)
Expenses	(3,068)	(335,649)	332,581
Other gain (loss)	(12,961)	(8,647)	(4,314)
Income (Loss) from discontinued operations before income taxes	(14,197)	(110,662)	96,465
Income tax benefit (expense)	77	54	23
Income (Loss) from discontinued operations	$(14,120)	$(110,608)	96,488
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(85,737)	85,737
Operating Company	(990)	(1,813)	823
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(13,130)	$(23,058)	9,928
Loss from discontinued operations in 2024 primarily included a loss associated with a guarantee in connection with a previous bulk sale of the Company's real estate investments. The loss in 2023 represent primarily the operations of the former Operating segment and $9.7 million impairment of BRSP shares prior to disposition in March 2023, as discussed in Note 2 to the consolidated financial statements.
Operating Metrics
Assets Under Management ("AUM") and Fee Earning Equity Under Management ("FEEUM")
We present below our AUM and FEEUM, which are key operating metrics in the alternative investment management industry. Our calculation of AUM and FEEUM may differ from other investment managers, and as a result, may not be directly comparable to similar measures presented by other investment managers.
Assets Under Management
AUM represents the total capital for which we provide investment management services and our general partner capital. AUM is generally composed of third party capital managed by the Company and its affiliates, including capital that is not yet fee earning, or not subject to fees and/or carried interest; and our general partner and general partner affiliate capital committed to our funds. AUM is largely determined based upon invested capital as of the reporting date, including capital funded through third party financing at the underlying portfolio companies; and committed capital for funds in their commitment stage. Our AUM is not based upon any definitions that may be set forth in the governing documents of our managed funds or other investment vehicles, and not calculated pursuant to any regulatory definitions.
Fee Earning Equity Under Management
FEEUM represents the total capital managed by the Company and its affiliates which earns management fees and/or incentive fees or carried interest. FEEUM is generally based upon committed capital, invested capital, NAV or GAV, pursuant to the terms of each underlying investment management agreement.

Presented below are total AUM and FEEUM by product:

(In billions)	March 31, 2024	December 31, 2023
Assets Under Management	$80.1	$80.1

Fee Earning Equity Under Management
DBP infrastructure equity	$13.1	$13.0
InfraBridge Global Infrastructure	5.1	5.1
Core Equity, Credit and Liquid Strategies	2.9	2.8
Co-invest vehicles	9.9	9.5
Separately capitalized portfolio companies	1.5	2.4
	$32.5	$32.8
The following table summarizes changes in FEEUM:

Three Months Ended March 31, 2024
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$32.8
Inflows (1)	1.3
Outflows (2)	(1.6)
Market activity and other (3)	—
Balance at March 31	$32.5
________
(1)    Inflows include closing on new capital raised where fees are earned on committed capital, deployment of capital where fees are earned on invested capital, new subscriptions where fees are based on NAV, other changes in invested capital such as the effect of recapitalization and syndication, and FEEUM from acquired investment vehicles.
(2)    Outflows include redemptions and withdrawals in Liquid Strategies, realizations where fees are based on invested capital, other changes in invested capital such as the effect of recapitalization and syndication, change in fee basis from committed to invested capital and expiration of fee paying capital.
(3)    Market activity and other include changes in investment value based on NAV or GAV, and the effect of foreign exchange rates. Amount was less than $100 million in the first quarter of 2024.
There was a marginal 1% decrease in FEEUM to $32.5 billion at March 31, 2024 compared to December 31, 2023. In the first quarter of 2024, FEEUM contributed by DBP III capital raise and additional invested capital from other DBP funds were offset by the effects of various recapitalization and syndication of fund investments, resulting in a marginal net decrease in our fee base.
Non-GAAP Supplemental Financial Measures
We report the following non-GAAP financial measures attributable to the Operating Company: Fee Related Earnings (“FRE”) and Distributable Earnings (“DE”). FRE and DE are common metrics utilized in the investment management sector.
We present FRE and DE at the Operating Company level, which is net of amounts attributed to noncontrolling interests, composed largely of the limited partners's share of our consolidated funds and Wafra's share of earnings attributed to our general partner interest in certain funds.
Beginning in 2024, FRE is reported on a Company-wide basis, consistent with the entirety of the Company's business representing a single reportable segment (as discussed in Note 16 to the consolidated financial statements). In prior periods, the Company had reported Investment Management FRE, which was an FRE measure specific to its previously reported Investment Management segment. The Investment Management segment previously bore only operating costs that were directly attributable or otherwise can be subjected to a reasonable and systematic attribution to the investment management business. Company-wide FRE includes all operating costs of the Company as a whole that fall within the definition of FRE.
Additionally, Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is no longer reported as a non-GAAP financial measure in 2024 following the discontinuance of the Operating segment effective December 31, 2023. Adjusted EBITDA was previously reported to facilitate an evaluation of the relative contribution of the Company's former Operating segment absent the effect of leverage as the Operating segment had higher leverage relative to the Company's own capital structure.

We believe the non-GAAP financial measures of FRE and DE supplement and enhance the overall understanding of our underlying financial performance and trends, and facilitate comparison among current, past and future periods and to other companies in similar lines of business. We use FRE and DE in evaluating the Company’s ongoing business performance and in making operating decisions. For the same reasons, we believe FRE and DE are useful financial measures to the Company’s investors and analysts.
As we evaluate profitability based upon continuing operations, these non-GAAP measures exclude results from discontinued operations. DE presented for 2023 comparative period has been recast to exclude the Operating segment which qualified as discontinued operations on December 31, 2023.
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
Fee-Related Earnings
FRE is used to assess the extent to which direct base compensation and core operating expenses are covered by recurring fee revenues in a stabilized investment management business. FRE represents recurring fee revenue, including incentive fees, that are not subject to realization events related to underlying fund investments, net of compensation and administrative expenses. Such expenses generally exclude non-cash equity-based compensation, carried interest compensation, and placement fee expense. Also, consistent with DE, FRE excludes costs associated with strategic corporate actions, which are considered non-core items, and presents costs reimbursable by our managed funds on a net basis (as opposed to a gross-up of other income and administrative costs). Where applicable, FRE is adjusted for Start-Up FRE as defined below.
Fee revenues earned from consolidated funds and other investment vehicles are eliminated in consolidation. However, because the fees are funded by and earned from third party investors in these consolidated vehicles who represent noncontrolling interests, our allocated share of net income from the consolidated funds and other vehicles is increased by the amount of fees that are eliminated. The elimination of these fees, therefore, does not affect net income (loss) attributable to DBRG. Accordingly, FRE is presented without giving effect to the elimination of fee revenue to the extent such fees meet the definition of FRE.
FRE does not include distributed carried interest as these are not recurring revenues and are subject to variability given that they are dependent upon realization events related to underlying fund investments. Placement fees are also excluded from FRE as they are inconsistent in amount and frequency depending upon timing of fundraising for our funds. Other items excluded from FRE include realized principal investment income (loss); and interest, dividend and other income, all of which are not core to the investment management service business. Unlike DE which is a post-tax measure, FRE does not incorporate the effect of income taxes as it is a pre-tax measure.
To reflect a stabilized investment management business, FRE is further adjusted to exclude Start-Up FRE, where applicable. Start-Up FRE is FRE associated with new investment strategies that have 1) not yet held a first close raising FEEUM; or 2) not yet achieved break-even FRE only for investment products that may be terminated solely at the Company’s discretion. The Company evaluates new investment strategies on a regular basis and excludes Start-Up FRE until such time as a new strategy is determined to form part of the Company’s core investment management business.
We believe that FRE is a useful measure to investors as it reflects the Company’s profitability based upon recurring fee streams that are not subject to realization events related to underlying fund investments, and without the effects of income taxes, leverage, non-cash expenses, income (loss) items that are unrealized and other items that may not be indicative of core operating results in an investment management service business. This allows for better comparability of the Company's profitability on a recurring and sustainable basis and relative to its peers.
Distributable Earnings
DE generally represents the net realized earnings of the Company and is an indicative measure used by the Company to assess ongoing operating performance and in making decisions related to distributions and reinvestments. Accordingly, we believe DE provides investors and analysts transparency into the measure of performance used by the Company in its decision making.
DE is an after-tax measure that reflects the ongoing operating performance of the Company’s core business by including earnings that are realized and generally excluding non-cash expenses, other income (loss) items that are unrealized and items that may not be indicative of core operating results. This allows the Company, and its investors and analysts to assess its operating results on a more comparable basis period-over-period.

Realized earnings included in DE are generally comprised of fee revenue, including all incentive fees, realized principal investment income (loss), distributed carried interest, interest and dividend income. Income (loss) on principal investments is realized when the Company redeems all or a portion of its investment or when the Company receives or is due income such as dividends, interest or distributions of income.
The following items are excluded from DE: transaction-related costs; costs associated with strategic corporate actions which are considered to be non-core; other gain (loss); unrealized principal investment income (loss); non-cash depreciation and amortization expense, non-cash impairment charges (if any); amortization of deferred financing costs, debt premiums and discounts; our share of unrealized carried interest allocation, net of associated compensation expense; non-cash equity-based compensation costs; and preferred stock redemption gain (loss).
Transaction-related costs are incurred in connection with acquisitions and include legal costs post-acquisition and costs of unconsummated transactions. Costs associated with strategic corporate actions represent non-core items, primarily severance and litigation-related costs. These costs, along with other gain (loss) amounts, are excluded from DE as they are related to discrete items, are not considered part of our ongoing operating cost structure, and are not reflective of our core operating performance.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Fee revenue	$72,791	$60,098	$12,693
Cash compensation	(36,893)	(28,579)	(8,314)
Administrative and other expenses	(16,335)	(17,096)	761
Start-Up FRE	—	915	(915)
Fee-Related Earnings—attributable to Operating Company	19,563	15,338	4,225
Realized principal investment income (1)	2,301	2,332	(31)
Distributed carried interest and incentive fees subject to realization events, net of expense allocation	99	—	99
Interest, dividend and other income	4,375	(94)	4,469
Interest expense and preferred dividends	(19,162)	(21,948)	2,786
Placement fee and other expenses	(3,698)	(1,045)	(2,653)
Income tax benefit (expense)	(1,246)	(1,098)	(148)
Start-up FRE	—	(915)	915
Distributable Earnings, after tax—attributable to Operating Company	$2,232	$(7,430)	9,662
________
(1)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.

Fee-Related Earnings.
FRE increased $4.2 million to $19.6 million, resulting from continued growth in our investment management business as FEEUM increased 17% from $27.7 billion at March 31, 2023 to $32.5 billion at March 31, 2024. This reflects primarily fee revenue from new capital raised for DBP III and various co-investment vehicles, and the acquisition of InfraBridge in February 2023. The increase in fee revenue was partially offset by higher compensation cost, which can be attributed to a full quarter of InfraBridge cash compensation in 2024 and additional headcount to support our growing investment management business.
Distributable Earnings.
DE was $2.2 million in the first quarter of 2024. In comparison, DE was a negative $7.4 million in the first quarter of 2023, driven by a $7.1 million reversal of accrued interest income upon write-off of an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business.
Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss) attributable to common stockholders	$(44,288)	$(212,473)
Net income (loss) attributable to noncontrolling interests in Operating Company	(3,338)	(16,662)
Net income (loss) attributable to Operating Company	(47,626)	(229,135)
Transaction-related and strategic corporate charges	7,556	18,277
Other (gain) loss, net	5,894	150,921
Unrealized principal investment income	(468)	(3,562)
Unrealized carried interest, net of expense (allocation) reversal	1,044	18,240
Equity-based compensation	9,214	10,770
Depreciation and amortization expense	9,167	6,875
Amortization of deferred financing costs, debt premiums and discounts	664	794
Adjustments attributable to noncontrolling interests in investment entities (1)	2,667	(7,536)
OP share of (income) loss from discontinued operations (2) (3)	14,120	26,926
Distributable Earnings, after tax—attributable to Operating Company	2,232	(7,430)
Realized principal investment income (3)	(2,301)	(2,332)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	(99)	—
Interest, dividend and other income	(4,375)	94
Interest expense and preferred dividends	19,162	21,948
Placement fee and other expenses	3,698	1,045
Income tax (benefit) expense	1,246	1,098
Start-up FRE	—	915
Fee-Related Earnings—attributable to Operating Company	$19,563	$15,338
__________
(1)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain/loss attributed to limited partners of consolidated funds, management allocation of unrealized carried interest, and Wafra's share of unrealized carried interest and principal investment income attributed to our general partner interest in certain funds.
(2)    OP share of discontinued operations represent primarily operating results of portfolio companies previously consolidated in the former Operating segment in 2023, net of associated noncontrolling interests in investment entities.
(3)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
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
Overview
At March 31, 2024, our liquidity position was approximately $413 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN.
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
Significant Liquidity and Capital Activities in 2024
•We continue to reduce higher cost corporate indebtedness through full exchange or redemption of the remaining $72.4 million of 5.75% senior notes as of the end of April 2024, which will result in annual interest savings of approximately $4.5 million.
•We settled the remaining $35 million contingent consideration payable to Wafra in connection with the 2022 redemption of their investment in the Company's investment management business, 50% each in shares of the Company's Class A common stock and in cash.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors.
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our securitized financing facility, as summarized below.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	2.5

Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of March 31, 2024, we have unfunded commitments totaling $259.8 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to $129 million may become payable based upon achievement of future fundraising targets for the third and fourth flagship InfraBridge funds. The current estimated fair value of the contingent consideration is $11.3 million.
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
At March 31, 2024, warehoused investments aggregate to $51 million at cost.
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
At March 31, 2024, the Company has no liability for clawback obligations on distributed carried interest.
Lease Obligations
At March 31, 2024, we had $46 million of operating lease obligations on our corporate offices, which will be funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
Sources of Liquidity
Debt Funding
As of the date of this filing, we have $300 million of outstanding principal on our corporate debt, as discussed above under "—Debt Obligation."
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
Cash From Operations
Fee-Related Earnings—We generate FRE from our investment management business, generally encompassing recurring fee revenue net of associated compensation and administrative expenses. Management fee revenue is generally a predictable and stable revenue stream. Our ability to generate new management fee streams through establishing new investment vehicles and raising investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
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
Investments—Our investments, primarily in our sponsored funds as general partner affiliate, generate cash largely through capital appreciation upon liquidation, and interest income from our credit fund.
Asset Monetization
We intend to monetize and recycle capital from our non-core investments through opportunistic asset sales. At March 31, 2024, we have $32 million of marketable equity securities that are available for future monetization.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739
Net cash provided by (used in):
Operating activities	(27,009)	19,734
Investing activities	(21,968)	(259,109)
Financing activities	(48,471)	26,786
Effect of exchange rates on cash, cash equivalents and restricted cash	(661)	64
Cash, cash equivalents and restricted cash—end of period	$252,141	$824,214
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, including incentive fees, distributions of our share of net carried interest, distribution of earnings from our general partner affiliate interests in our sponsored funds, and prior to deconsolidation of the portfolio companies in the former Operating segment during 2023, net operating income from investment properties.
Our operating activities generated net cash outflows of $27.0 million in 2024 and inflows of $19.7 million in 2023. 2023 cash inflows were driven largely by the operating activities of portfolio companies in the former Operating segment.

Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including subsequent drawdown of commitments and return of investments, primarily from realized fund investments; origination or acquisition of warehoused investments and subsequent repayments, sales and transfers of warehoused investments; business combinations; and prior to deconsolidation of portfolio companies in the Operating segment in 2023, acquisition of real estate.
Our investing activities generated net cash outflows of $22.0 million in 2024 and $259.1 million in 2023.
•Equity investments—Equity investments generated net cash outflow in 2024 and inflows in 2023.
In 2024, equity investments recorded net cash outflows of $19.7 million, attributed primarily to net fundings of our general partner and general partner affiliate commitments in our sponsored funds, partially offset by proceeds from investing activities of our consolidated liquid funds which hold marketable equity securities.
2023 saw net cash inflows of $219.5 million, largely representing the $201.6 million from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities, partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
•Business combination—In 2023, we paid $313.2 million (net of cash assumed) for the acquisition of InfraBridge.
•Real estate investments—Real estate investing activities generated net cash outflows of $163.2 million in 2023, attributable to capital expenditures in the data center portfolio of our former Operating segment. There were no real estate investing activities in 2024.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Separately, prior to deconsolidation in 2023, portfolio companies in the former Operating segment financed their investing activities largely through investment-level secured debt and incurred cash outlays for debt servicing and distributions to their third party investors who represent noncontrolling interests.
Financing activities generated net cash outflows in 2024 and inflows in 2023.
•In 2024, net cash outflows of $48.5 million represent cash settlement of the Wafra contingent consideration of $17.5 million, $14.0 million of investor capital redeemed by our consolidated liquid funds, net of contribution, and $16.3 million payment of our preferred and common stock dividends. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund and Wafra's share of our general partner funding of commitments in DBP I.
•Net cash inflows of $26.8 million in 2023 were driven by additional investment-level debt in the former Operating segment, largely offset by $90 million settlement of Wafra contingent consideration.
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
There have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Accounting Updates
The effects of accounting standards adopted in 2024 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
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
Market Risk Effect on Fee Revenue and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At March 31, 2024, vehicles with NAV or GAV fee basis make up 5% of our $33 billion FEEUM. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at March 31, 2024 would decrease the OP's share of principal investment income by approximately $107 million.
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
A hypothetical 10% decline in the fair value of fund investments at March 31, 2024 would decrease carried interest by approximately $71 million, representing OP share of carried interest net of allocations to employees, former employees and Wafra. In the same scenario, generally no incentive fees would be realized.
Foreign Currency Risk
As of March 31, 2024, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our recently acquired InfraBridge advisor subsidiary which receives fee revenue predominantly in U.S. dollars but incur operating costs in Pound Sterling ("GBP").
We may have foreign currency denominated investments held by our U.S. subsidiaries that are temporarily warehoused on the balance sheet. At March 31, 2024, our foreign currency exposure is limited to only one AUD equity investment (cost of investment at AUD 35 million). Based upon book value of the investment (which is lower than cost), a hypothetical 100 basis point decline in the AUD/USD rate at March 31, 2024 would have an immaterial effect on earnings.

Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding amount as of March 31, 2024.
Equity Price Risk
At March 31, 2024, we had $105 million of long positions and $44 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are largely owned by third party capital, which represent noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of class A common stock, as described below, were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the first quarter of 2024, in satisfaction of redemption request by a former employee OP Unit holder, 85,000 shares of our class A common stock were issued to the former employee.
Settlement of Wafra Contingent Consideration
In March 2024, 1,020,409 shares of class A common stock were issued to Wafra in settlement of a contingent consideration payable to Wafra in connection with the 2022 redemption of their equity interest in our investment management business.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Designation of Principal Accounting Officer
On May 3, 2024, Tracey Teh was designated as the Company’s Principal Accounting Officer. Following Ms. Teh’s appointment, Thomas Mayrhofer, the Company’s Chief Financial Officer and Treasurer, will no longer serve as the Company’s Principal Accounting Officer but will continue to serve as the Company’s Principal Financial Officer. Ms. Teh, age 48, has served as the Company's Chief Accounting Officer since September 2023, reporting to the Chief Financial Officer and Principal Accounting Officer, and previously served as Managing Director, Corporate Reporting. Ms. Teh has played an active role in the evolution of the Company, including involvement in acquisitions, mergers, spin-off, and continuing business transformation. Ms. Teh joined the Company from PricewaterhouseCoopers LLP in 2015, where she was a Senior Manager in the Assurance practice in Los Angeles, Washington D.C. and Singapore, focusing on mortgage banking and alternative investment management. Ms. Teh is a Certified Public Accountant in California and has a Bachelor of Commerce degree from the University of Sydney in Australia.
There are no arrangements or understandings between Ms. Teh and any other person pursuant to which she was selected as an officer, no family relationships between Ms. Teh and any other executive officer or director, and no related person transactions within the meaning of Item 404(a) of Regulation S-K between Ms. Teh and the Company.

Item 6. Exhibits.
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

10.1†*	Form of Restricted Stock Agreement under 2024 Omnibus Incentive Plan
10.2†*	Form of Performance Restricted Stock Unit Agreement under 2024 Omnibus Incentive Plan
10.3†	DigitalBridge Group, Inc. 2024 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on April 29, 2024)
10.4†	Form of Restricted Stock Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2024)
10.5†	Form of Performance Restricted Stock Unit Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 21, 2024)
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: May 3, 2024

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)