Form 10-Q
period 2024-06-30
DigitalBridge Group, Inc.
filed 2024-08-08
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, 173,698,729 shares of the Registrant's class A common stock and 166,494 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$261,173	$345,335
Restricted cash	4,743	4,915
Investments ($316,670 and $572,749 at fair value)	2,517,653	2,476,093
Goodwill	465,602	465,991
Intangible assets	87,711	103,750
Other assets	70,212	78,953
Due from affiliates	94,805	85,815
Assets of discontinued operations	521	1,698
Total assets	$3,502,420	$3,562,550
Liabilities
Debt	$295,315	$371,783
Other liabilities ($58,960 and $124,019 at fair value)	744,197	681,451
Liabilities of discontinued operations	158	153
Total liabilities	1,039,670	1,053,387
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	19,753	17,862
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 173,600 and 163,209 shares issued and outstanding	1,736	1,632
Class B, 250 shares authorized; 166 shares issued and outstanding	2	2
Additional paid-in capital	7,988,729	7,855,842
Accumulated deficit	(6,813,427)	(6,842,502)
Accumulated other comprehensive income (loss)	755	1,411
Total stockholders’ equity	1,972,465	1,811,055
Noncontrolling interests in investment entities	389,329	605,311
Noncontrolling interests in Operating Company	81,203	74,935
Total equity	2,442,997	2,491,301
Total liabilities, redeemable noncontrolling interests and equity	$3,502,420	$3,562,550

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Fee revenue ($73,376, $63,227, $143,187 and $119,616 from affiliates)	$78,605	$65,742	$151,560	$124,868
Carried interest allocation (reversal)	288,244	79,254	279,766	24,498
Principal investment income	15,982	30,409	18,827	33,971
Other income ($3,316, $1,376, $5,835 and $2,629 from affiliates)	7,505	14,469	14,576	25,033
Total revenues	390,336	189,874	464,729	208,370
Expenses
Compensation expense—cash and equity-based	51,661	56,557	102,845	104,028
Compensation expense—incentive fee and carried interest allocation (reversal)	178,430	36,076	171,716	(755)
Administrative and other expenses	26,508	21,505	50,818	41,952
Interest expense	3,136	5,665	8,328	13,796
Transaction-related costs	671	1,113	1,431	9,640
Depreciation and amortization	8,097	11,353	17,264	18,228
Total expenses	268,503	132,269	352,402	186,889
Other income (loss)
Other gain (loss), net	8,810	(11,881)	2,916	(156,395)
Income (loss) from continuing operations before income taxes	130,643	45,724	115,243	(134,914)
Income tax benefit (expense)	7	(2,770)	(1,239)	(3,868)
Income (loss) from continuing operations	130,650	42,954	114,004	(138,782)
Income (loss) from discontinued operations	(722)	(95,470)	(14,842)	(206,078)
Net income (loss)	129,928	(52,516)	99,162	(344,860)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	158	(2,441)	891	4,502
Investment entities	32,921	(39,667)	34,388	(124,495)
Operating Company	5,426	(1,745)	2,088	(18,407)
Net income (loss) attributable to DigitalBridge Group, Inc.	91,423	(8,663)	61,795	(206,460)
Preferred stock dividends	14,660	14,675	29,320	29,351
Preferred stock repurchases	—	(927)	—	(927)
Net income (loss) attributable to common stockholders	$76,763	$(22,411)	$32,475	$(234,884)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.44	$(0.06)	$0.27	$(1.25)
Net income (loss) attributable to common stockholders per common share—basic	$0.44	$(0.14)	$0.19	$(1.48)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.44	$(0.06)	$0.27	$(1.25)
Net income (loss) attributable to common stockholders per common share—diluted	$0.44	$(0.14)	$0.19	$(1.48)
Weighted average number of shares
Basic	170,358	158,089	165,748	159,113
Diluted	172,066	158,089	171,033	159,113
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$129,928	$(52,516)	$99,162	$(344,860)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	—	—	318
Foreign currency translation	45	3,143	(709)	2,912
Other comprehensive income (loss)	45	3,143	(709)	3,230
Comprehensive income (loss)	129,973	(49,373)	98,453	(341,630)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	158	(2,441)	891	4,502
Investment entities	32,921	(39,307)	34,388	(124,100)
Operating Company	5,429	(1,544)	2,037	(18,187)
Comprehensive income (loss) attributable to stockholders	$91,465	$(6,081)	$61,137	$(203,845)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	(197,797)	—	(197,797)	(84,828)	(16,662)	(299,287)
Other comprehensive income (loss)	—	—	—	—	33	33	35	19	87
Stock repurchases	(52)	—	—	—	—	(52)	—	—	(52)
Equity-based compensation	—	99	10,930	—	—	11,029	5,542	41	16,612
Shares canceled for tax withholdings on vested equity awards	—	(16)	(4,847)	—	—	(4,863)	—	—	(4,863)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,684	—	29,684
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,436)	(126)	(43,562)
Preferred stock dividends	—	—	—	(14,676)	—	(14,676)	—	—	(14,676)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,620)	—	(1,620)	—	—	(1,620)
Reallocation of equity (Notes 2 and 9)	—	—	(429)	—	(2)	(431)	—	431	—
Balance at March 31, 2023	$800,303	$6,480	$7,823,722	$(7,176,706)	$(1,478)	$1,452,321	$2,650,893	$48,598	$4,151,812
Net income (loss)	—	—	—	(8,663)	—	(8,663)	(39,667)	(1,745)	(50,075)
Other comprehensive income (loss)	—	—	—	—	2,582	2,582	360	201	3,143
Change in common stock par value (Note 8)	—	(4,862)	4,862	—	—	—	—	—	—
Stock repurchases	(5,633)	—	927	—	—	(4,706)	—	—	(4,706)
Redemption of OP Units for class A common stock	—	3	981	—	—	984	—	(984)	—
Equity-based compensation	—	11	21,681	—	—	21,692	4,232	41	25,965
Shares canceled for tax withholdings on vested equity awards	—	(6)	(5,348)	—	—	(5,354)	—	—	(5,354)
Contributions from noncontrolling interests	—	—	—	—	—	—	38,240	—	38,240
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,608)	(124)	(13,732)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,622)	—	(1,622)	—	—	(1,622)
Reallocation of equity (Notes 2 and 9)	—	—	(385)	—	18	(367)	(844)	1,211	—
Balance at June 30, 2023	$794,670	$1,626	$7,846,440	$(7,201,651)	$1,122	$1,442,207	$2,639,606	$47,198	$4,129,011

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	(29,628)	—	(29,628)	1,467	(3,338)	(31,499)
Other comprehensive income (loss)	—	—	—	—	(700)	(700)	—	(54)	(754)
Settlement of Wafra contingent consideration (Note 6)	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of warrants (Note 10)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 7)	—	7	5,934	—	—	5,941	—	—	5,941
Redemption of OP Units for class A common stock	—	1	514	—	—	515	—	(515)	—
Equity-based compensation	—	14	8,127	—	—	8,141	—	39	8,180
Shares canceled for tax withholdings on vested equity awards	—	(4)	(8,299)	—	—	(8,303)	—	—	(8,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,609	—	8,609
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,695)	(123)	(4,818)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,662)	—	(1,662)	—	—	(1,662)
Reallocation of equity (Notes 2 and 9)	—	—	(2,743)	—	1	(2,742)	—	2,742	—
Balance at March 31, 2024	$794,670	$1,662	$7,909,865	$(6,888,452)	$712	$1,818,457	$610,692	$73,686	$2,502,835
Net income (loss)	—	—	—	91,423	—	91,423	32,921	5,426	129,770
Other comprehensive income (loss)	—	—	—	—	42	42	—	3	45
Exchange of notes for common stock (Note 7)	—	76	66,700	—	—	66,776	—	—	66,776
Deconsolidation of sponsored funds (Note 10)	—	—	—	—	—	—	(262,970)	—	(262,970)
Equity-based compensation	—	—	14,549	—	—	14,549	—	40	14,589
Shares canceled for tax withholdings on vested equity awards	—	—	(213)	—	—	(213)	—	—	(213)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,700		10,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,014)	(123)	(2,137)
Preferred stock dividends	—	—		(14,660)		(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—		(1,738)		(1,738)	—	—	(1,738)
Reallocation of equity (Notes 2 and 9)	—	—	(2,172)		1	(2,171)	—	2,171	—
Balance at June 30, 2024	$794,670	$1,738	$7,988,729	$(6,813,427)	$755	$1,972,465	$389,329	$81,203	$2,442,997

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$99,162	$(344,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt discount and premium, net	1,248	17,719
Unrealized carried interest allocation	(279,648)	(24,498)
Unrealized principal investment income	(8,281)	(30,294)
Other equity method (earnings) losses	—	13,303
Depreciation and amortization	17,264	291,136
Equity-based compensation	26,030	42,577
Deferred income tax (benefit) expense	(609)	2,469
Other (gain) loss, net	12,091	152,625
Other adjustments, net	(197)	(2,616)
(Increase) decrease in other assets and due from affiliates	(4,513)	19,916
Increase (decrease) in other liabilities and due to affiliates	132,970	(45,627)
Net cash generated by (used in) operating activities	(4,483)	91,850
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(74,847)	(405,703)
Return of capital from equity method investments	28,630	55,643
Proceeds from sale of equity investments	32,040	595,209
Repayments of loans receivable	1,000	6,804
Acquisition of and additions to real estate, related intangibles and leasing commissions	—	(510,973)
Investment deposits	—	(1,669)
Net receipt (payment) on settlement of derivatives	—	3,401
Acquisition of InfraBridge, net of cash acquired (Note 3)	—	(314,266)
Purchase of fixed assets	(3,305)	—
Cash derecognized in deconsolidation of sponsored funds	(745)	—
Net cash generated by (used in) investing activities	(17,227)	(571,554)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(29,320)	$(29,441)
Dividends paid to common stockholders	(3,296)	(3,214)
Repayment or redemption of senior notes	(5,000)	(200,000)
Borrowings from investment level debt	—	1,617,790
Repayments of investment level debt	—	(1,158,667)
Payment of deferred financing costs and prepayment penalties on investment level debt	—	(38,012)
Contributions from noncontrolling interests	20,309	68,224
Distributions to and redemptions of noncontrolling interests	(18,597)	(127,599)
Payment of contingent consideration to Wafra	(17,500)	(90,000)
Repurchases of preferred stock	—	(4,758)
Shares canceled for tax withholdings on vested equity awards	(8,516)	(10,217)
Net cash generated by (used in) financing activities	(61,920)	24,106
Effect of exchange rates on cash, cash equivalents and restricted cash	(704)	429
Net increase (decrease) in cash, cash equivalents and restricted cash	(84,334)	(455,169)
Cash, cash equivalents and restricted cash—beginning of period	350,250	1,036,739
Cash, cash equivalents and restricted cash—end of period	$265,916	$581,570

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2024	2023
Beginning of period
Cash and cash equivalents	$345,335	$855,564
Restricted cash	4,915	4,854
Assets of discontinued operations—cash and cash equivalents	—	62,690
Assets of discontinued operations—restricted cash	—	113,631
Total cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739

End of period
Cash and cash equivalents	$261,173	$359,393
Restricted cash	4,743	4,268
Assets of discontinued operations—cash and cash equivalents	—	67,490
Assets of discontinued operations—restricted cash	—	150,419
Total cash, cash equivalents and restricted cash—end of period	$265,916	$581,570

The accompanying notes form an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,209	$106,269
Cash received (paid) for income taxes	5,342	123
Operating lease payments for corporate offices	4,603	4,414
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(13,407)	$149,727
Net cash generated by (used in) investing activities of discontinued operations	27	(252,354)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,698	$16,492
Receivables from asset sales	—	2,143
Redemption of OP Units for common stock	515	984
Exchange of notes into shares of Class A common stock	72,717	—
Settlement of Wafra contingent consideration through issuance of Class A common stock	17,500	—
Operating lease ROU assets and lease liabilities established for corporate offices	—	15,293
Assets of sponsored funds deconsolidated (Note 10)	393,612	—
Liabilities of sponsored funds deconsolidated (Note 10)	(189)	—
Noncontrolling interests of sponsored funds deconsolidated (Note 10)	(262,970)	—

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At June 30, 2024, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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
Noncontrolling Interests in Operating Company—This represents membership interests in OP held primarily by certain current and former employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based upon their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP ("OP Units") for cash based on the market value of an equivalent number of shares of class A common stock of the Company at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each reporting period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.

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
•In 2023, the Company's equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP), which was sold in March 2023 for net proceeds totaling $201.6 million, with an impairment of $9.7 million recorded in 2023 prior to its disposition. The Company's investment in BRSP qualified as discontinued operations in March 2023.

Income (loss) from discontinued operations is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Revenues	$1,924	$236,927	$3,756	$470,561
Expenses	(2,652)	(328,985)	(5,720)	(664,634)
Other gain (loss)	4	(2,926)	(12,957)	(11,573)
Income (Loss) from discontinued operations before income taxes	(724)	(94,984)	(14,921)	(205,646)
Income tax benefit (expense)	2	(486)	79	(432)
Income (Loss) from discontinued operations	(722)	(95,470)	(14,842)	(206,078)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(81,752)	—	(167,489)
Operating Company	(48)	(992)	(1,038)	(2,805)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(674)	$(12,726)	$(13,804)	$(35,784)
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
At June 30, 2024 and December 31, 2023, all assets and related liabilities held for disposition relate to discontinued operations and consisted of remaining equity investments excluded from the December 2021 bulk sale of the Company's real estate related investments.
Reclassifications
As discussed in "—Discontinued Operations," the Company's investment in the portfolio companies previously consolidated in the Company's former Operating segment qualified as discontinued operations in December 2023, and their results of operations have been reclassified to income (loss) from discontinued operations for the three months ended June 30, 2023.
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

(In thousands)	As Reported At December 31, 2023	Measurement Period Adjustments	Final
Consideration
Cash	$365,440		$365,440
Contingent consideration at fair value	10,874		10,874
	$376,314		$376,314
Assets acquired and liabilities assumed
Cash	51,174		51,174
Principal investments	112,310		112,310
Intangible assets	50,800		50,800
Other assets	34,699	16	34,715
Deferred tax liabilities	(10,198)		(10,198)
Other liabilities	(30,214)	373	(29,841)
Fair value of net assets acquired	208,571		208,960
Goodwill	167,743	(389)	167,354
	$376,314		$376,314
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

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	June 30, 2024	December 31, 2023
Equity method investments
Principal investments	$1,342,275	$1,194,417
Carried interest allocation	956,069	676,421
Marketable equity securities	35,013	17,487
Other equity investments	35,591	53,930
CLO subordinated notes	48,539	50,927
	2,417,487	1,993,182
Equity investments of consolidated funds
Marketable equity securities	77,166	66,297
Other investments	23,000	416,614
	$2,517,653	$2,476,093
Equity Method Investments
Principal Investments
Principal investments represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner. The Company also has additional investment as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, InfraBridge funds and funds invested in DataBank and Vantage SDC.
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
Carried Interest Distributed
Carried interest allocation distributed was immaterial for the three and six months ended June 30, 2024 and 2023, respectively.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest allocation distributed as of June 30, 2024 and December 31, 2023.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to-date of $181.0 million would be subject to clawback as of June 30, 2024, of which $120.7 million would be the responsibility of the employee/former employee recipients and Wafra. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Marketable Equity Securities
Marketable equity securities at June 30, 2024 includes securities in a healthcare REIT that was non-traded at December 31, 2023 and became publicly traded through an initial public offering in February 2024. The Company is restricted from liquidating its holdings in the new publicly traded securities, which had a fair value of $17.8 million at June 30, 2024, until expiration of the underwriters' lock-up in August 2024.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
June 30, 2024	$48,539	$—	$—	$—	$48,539
December 31, 2023	50,927	—	—	—	50,927

In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes, net of capital distributions of $1.3 million and $2.4 million in the three and six months ended June 30, 2024, was a reasonable representation of its fair value at June 30, 2024 and December 31, 2023, classified as Level 3 of the fair value hierarchy.
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
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in goodwill.

	Six Months Ended June 30,
(In thousands)	2024	2023
Beginning balance	$465,991	$298,248
Business combination (Note 3)	(389)	161,744
Ending balance (1)	$465,602	$459,992
__________
(1)    Remaining goodwill deductible for income tax purposes was $106.5 million at June 30, 2024 and $111.8 million at December 31, 2023.
Intangible Assets
Intangible assets are composed of the following:

	June 30, 2024			December 31, 2023
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,894	$(85,731)	$53,163	$150,835	$(84,824)	$66,011
Investor relationships	53,463	(21,982)	31,481	53,572	(19,190)	34,382
Trade name	4,300	(2,122)	2,178	4,300	(1,907)	2,393
Other (3)	1,518	(629)	889	1,518	(554)	964
	$198,175	$(110,464)	$87,711	$210,225	$(106,475)	$103,750
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $7.5 million and $10.9 million for the three months ended June 30, 2024 and 2023, respectively, and $15.8 million and $17.1 million for the six months ended June 30, 2024 and 2023. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2024	2025	2026	2027	2028	2029 and thereafter	Total
Amortization expense	$15,049	$25,180	$17,618	$11,978	$7,883	$10,003	$87,711

6. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	June 30, 2024	December 31, 2023
Prepaid taxes and deferred tax assets, net	$10,614	$14,059
Operating lease right-of-use asset for corporate offices	29,831	33,898
Accounts receivable, net	8,211	8,919
Prepaid expenses	2,453	2,952
Other assets	8,803	11,893
Fixed assets, net (1)	10,300	7,232
Total other assets	$70,212	$78,953
__________
(1)    Net of accumulated depreciation of $8.8 million at June 30, 2024 and $7.3 million at December 31, 2023.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	June 30, 2024	December 31, 2023
Deferred investment management fees (1)	$9,245	$10,250
Interest payable on corporate debt	164	2,293
Common and preferred stock dividends payable	16,698	16,477
Securities sold short—consolidated funds	46,260	38,481
Due to custodians—consolidated funds	7,575	9,415
Current and deferred income tax liability	9,443	8,403
Contingent consideration payable—InfraBridge (Note 10)	9,500	11,338
Contingent consideration payable—Wafra (2)	—	35,000
Warrants issued to Wafra (Note 10)	3,200	39,200
Operating lease liability for corporate offices	44,486	49,035
Accrued compensation	35,309	63,761
Accrued incentive fee and carried interest compensation	525,808	356,316
Accounts payable and accrued expenses	17,359	13,844
Due to affiliates (Note 15)	12,130	10,664
Other liabilities	7,020	16,974
Other liabilities	$744,197	$681,451
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.3 years and 2.8 years as of June 30, 2024 and December 31, 2023. Deferred investment management fees recognized as income of $1.7 million and $1.5 million in the three months ended June 30, 2024 and 2023, respectively, and $3.0 million and $2.2 million in the six months ended June 30, 2024 and 2023, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
(2)    In connection with the 2022 redemption of Wafra's investment in the Company's investment management business, contingent consideration was payable to Wafra based upon the Company achieving certain fundraising targets through December 31, 2023. The contingent amount was fully paid out, with $90 million paid in cash in March 2023, and the remaining $35 million in March 2024, settled 50% each in shares of the Company's Class A common stock and in cash.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of June 30, 2024 and December 31, 2023, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense in 2024 and 2023 generally reflects the income tax effect of foreign subsidiaries.

7. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	June 30, 2024			December 31, 2023
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(4,685)	$295,315	$300,000	$—	$(5,733)	$294,267
Exchangeable senior notes	—	—	—	78,422	(810)	(96)	77,516
	$300,000	$(4,685)	$295,315	$378,422	$(810)	$(5,829)	$371,783
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	2.2
Variable Funding Notes	—	1-month Term SOFR + 3%	September 2025	NA
__________
(1)    The VFN bears interest based upon 1-month Term Secured Overnight Financing Rate ("SOFR"), adjusted to include 0.11448% as defined in the VFN purchase agreement, or an alternate benchmark as set forth in the VFN purchase agreement plus 3%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
(2)    The final maturity date of the Class A-2 Notes is in September 2051. In July 2024, the anticipated repayment date of the VFN was extended a year to September 2025. The anticipated repayment date of the VFN is subject to a remaining one-year extension.
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
Exchangeable Senior Notes
In 2024, the remaining 5.75% exchangeable senior notes issued by the OP with outstanding principal of $78.4 million was extinguished, of which $73.4 million was exchanged for 8.2 million shares of the Company's class A common stock, and $5.0 million was redeemed for cash. In connection with the exchange, shares of Class A common stock were issued in reliance on Section 4(a)(2) of the Securities Exchange Act of 1933, as amended.

8. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	3,330	—
Shares canceled for tax withholding on vested equity awards	—	(871)	—
Shares outstanding at June 30, 2023	32,876	162,475	166

Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP Units	—	85	—
Settlement of contingent consideration (Note 6)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,471	—
Shares canceled for tax withholding on vested equity awards	—	(430)	—
Shares outstanding at June 30, 2024	32,876	173,600	166
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2024:

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
Pursuant to a $200 million stock repurchase program announced in July 2022 that expired in June 2023, the Company repurchased 235,223 shares in aggregate across Series H, I and J preferred stock in 2023 for approximately $4.7 million, or a weighted average price of $20.18 per share.
The excess or deficit of the repurchase price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. There were no changes in components of AOCI attributed to noncontrolling interests in investment entities for the six months ended June 30, 2024. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Foreign Currency Translation Gain (Loss)	Total
AOCI at December 31, 2022	$(295)	$(1,214)	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	2,954	2,953
Amounts reclassified from AOCI	296	(618)	(322)
AOCI at June 30, 2023	$—	$1,122	$1,122

AOCI at December 31, 2023	$—	$1,411	$1,411
Other comprehensive income (loss) before reclassifications	—	(634)	(634)
Amounts reclassified from AOCI	—	(22)	(22)
AOCI at June 30, 2024	$—	$755	$755
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	863
Amounts reclassified from AOCI	(468)
AOCI at June 30, 2023	$(2,620)

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Component of AOCI reclassified into earnings	2024	2023	2024	2023
Release of foreign currency cumulative translation adjustments	$—	$(433)	$22	$618
Release of AOCI of equity method investments	—	—	—	(296)
9. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Six Months Ended June 30,
(In thousands)	2024	2023
Redeemable noncontrolling interests
Beginning balance	$17,862	$100,574
Contributions	1,000	300
Distributions paid and payable, including redemptions	—	(73,456)
Net income (loss)	891	4,502
Ending balance	$19,753	$31,920
Noncontrolling Interests in Operating Company
Certain current and former employees of the Company directly or indirectly own interests in OP, presented as noncontrolling interests in the Operating Company. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of the Company's class A common stock at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP.
Redemption of OP Units—The Company redeemed OP Units totaling 85,074 in 2024 and 253,084 in 2023 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets
Investments (Note 4)
Marketable equity securities	$35,013	$—	$—	$35,013
CLO subordinated notes	—	—	48,539	48,539
Equity investments of consolidated funds	77,166	—	23,000	100,166
Fair Value Option:
Equity method investment	—	—	132,952	132,952
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	9,500	9,500
Warrants issued to Wafra	—	—	3,200	3,200
Securities of consolidated funds sold short	46,260	—	—	46,260
December 31, 2023
Assets
Investments (Note 4)
Marketable equity securities	$17,487	$—	$—	$17,487
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	66,297	—	416,614	482,911
Fair Value Option:
Equity method investment	—	—	6,700	6,700
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
Warrants issued to Wafra	—	—	39,200	39,200
Securities of consolidated funds sold short	38,481	—	—	38,481
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1, and equity investments in digital infrastructure portfolio companies held by single asset funds. The marketable equity securities comprise publicly listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. With respect to other equity investments, a recently acquired fund investment was valued based upon its transacted price at June 30, 2024 and December 31, 2023, classified as level 3. Additionally, at December 31, 2023, fair value of an underlying portfolio company held by two single asset funds, prior to deconsolidation of the funds, was determined using a discounted cash flow model based upon projected net operating income of the investee with exit capitalization rate of 5.5% and discounted at 10.4%, classified as level 3.
In April 2024, the two single asset funds were deconsolidated as the Company no longer holds a controlling financial interest in these funds. The Company's co-investment in the portfolio company of the funds was restructured and is no longer held through the funds, but invested in the portfolio company through a parallel vehicle. The Company's co-investment in the portfolio company is reflected as an equity method investment under the fair value option effective April 2024. The deconsolidation of the funds resulted in a removal of approximately $263.0 million of net assets attributed to the limited partners of the funds that had represented noncontrolling interests in investment entities.
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

Fair Value Option
Equity Method Investments
The Company has elected to account for certain equity method investments under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings, with discount rates ranging between 11.0% and 21.0% (weighted average discount rate based on relative fair value of 11.1%) at June 30, 2024 and 18.3% at December 31, 2023, and also taking into consideration a comparison to market values of similar public companies at December 31, 2023. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Loans Receivable
There was no outstanding loans receivable balance at June 30, 2024 and December 31, 2023. In March 2023, an unsecured promissory note that had been issued in connection with the sale of the Company's former Wellness Infrastructure business in 2022 was written off in the amount of $133.3 million following the foreclosure of certain assets within the sold Wellness Infrastructure portfolio by its mezzanine lender.
Warrants
The Company had previously issued five warrants to affiliates of Wafra Inc. (collectively "Wafra"), a private investment firm, in connection with Wafra's investment in the Company's investment management business in 2020. Wafra's investment was subsequently redeemed in 2022, with the warrants remaining outstanding. Each warrant entitled Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026.
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
At June 30, 2024, the liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 36.2% (37.8% at December 31, 2023); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.70% per annum (4.11% per annum at December 31, 2023), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at June 30, 2024 and December 31, 2023, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 4.3% and 4.9%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets			Level 3 Liabilities
	Fair Value Option		Equity Investment of Consolidated Funds	Warrants	InfraBridge Contingent Consideration
(In thousands)	Loans Receivable	Equity Method Investments
Fair value at December 31, 2022	$133,307	$—	$46,770	$17,700	$—
Contributions	—	—	49,549	—	—
Consolidation of sponsored funds	—	—	—	—	—
Business combination	—	—	—	—	10,874
Change in consolidated fund's share of equity investment (1)	—	—	526	—	—
Paydown of underlying loans held by equity investment of consolidated fund	—	—	(2,294)	—	—
Change in accrued interest and capitalization of paid-in-kind interest	—	—	—	—	—
Unrealized gain (loss) in earnings, net	(133,307)	—	832	11,300	196
Fair value at June 30, 2023	$—	$—	$95,383	$29,000	$11,070

Net unrealized gain (loss) in earnings on instruments held at June 30, 2023	$(133,307)	$—	$832	$11,300	$196

Fair value at December 31, 2023	$—	$6,700	$416,614	$39,200	$11,338
Election of fair value option	—	128,742	—	—	—
Unrealized gain (loss) in earnings, net	—	(2,490)	—	(3,000)	(1,838)
Reclassification to equity	—	—	—	(33,000)	—
Deconsolidation of sponsored funds	—	—	(393,614)	—	—
Fair value at June 30, 2024	$—	$132,952	$23,000	$3,200	$9,500

Net unrealized gain (loss) in earnings on instruments held at June 30, 2024	$—	$(2,490)	$—	$(5,900)	$(1,838)
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions prior to final close of the fund.
Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Liabilities
Secured fund fee revenue notes	$—	$271,485	$—	$271,485	$295,315
December 31, 2023
Liabilities
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,267
Exchangeable senior notes		152,296	—	152,296	77,516
Debt—Senior notes and secured fund fee revenue notes were valued based on indicative quotes.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

11. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$92,097	$4,063	$75,599	$(170,676)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(674)	(12,726)	(13,804)	(35,784)
Net income (loss) attributable to DigitalBridge Group, Inc.	91,423	(8,663)	61,795	(206,460)
Preferred stock repurchases/redemptions (Note 8)	—	927	—	927
Preferred dividends	(14,660)	(14,675)	(29,320)	(29,351)
Net income (loss) attributable to common stockholders	76,763	(22,411)	32,475	(234,884)
Net income (loss) allocated to participating securities	(1,617)	(29)	(624)	(60)
Net income (loss) allocated to common stockholders—basic	75,146	(22,440)	31,851	(234,944)
Interest expense attributable to exchangeable notes (1)	72	—	443	—
Net income (loss) allocated to common stockholders—diluted	$75,218	$(22,440)	$32,294	$(234,944)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	170,358	158,089	165,748	159,113
Weighted average effect of dilutive shares (1)(2)(3)	1,708	—	5,285	—
Weighted average number of common shares outstanding—diluted	172,066	158,089	171,033	159,113
Income (loss) per share—basic
Income (Loss) from continuing operations	$0.44	$(0.06)	$0.27	$(1.25)
Income (Loss) from discontinued operations	—	(0.08)	(0.08)	(0.23)
Net income (loss) attributable to common stockholders per common share—basic	$0.44	$(0.14)	$0.19	$(1.48)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$0.44	$(0.06)	$0.27	$(1.25)
Income (Loss) from discontinued operations	—	(0.08)	(0.08)	(0.23)
Net income (loss) attributable to common stockholders per common share—diluted	$0.44	$(0.14)	$0.19	$(1.48)
__________
(1)    With respect to the assumed conversion or exchange of the Company's outstanding senior notes, the following are excluded from the calculation of     diluted earnings per share as their inclusion would be antidilutive: (a) for the three months ended June 30, 2023, the effect of adding back interest expense of $1.7 million and 9,047,200 of weighted average dilutive common share equivalents; and (b) for the six months ended June 30, 2023, the effect of adding back $5.6 million of interest expense and 9,749,200 of weighted average dilutive common share equivalents.
(2)    The calculation of diluted earnings per share excludes the effect of the following as their inclusion would be antidilutive: (a) class A common shares that are contingently issuable in relation to performance stock units (Note 13) with weighted average shares of 635,600 for the three months ended June 30, 2023; and 317,800 for the six months ended June 30, 2023; and (b) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 307,800 for the three months ended June 30, 2023; and 1,029,600 and 335,600 for the six months ended June 30, 2024 and 2023, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At June 30, 2024 and 2023, 12,290,700 and 12,375,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
12. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Management fees	$75,687	$64,744	$147,531	$121,902
Incentive fees	1,651	171	2,532	1,040
Other fees	1,267	827	1,497	1,926
Total fee revenue	$78,605	$65,742	$151,560	$124,868
Management Fees—Management fees are generally calculated based upon the following ranges of per annum contractual rates

•Equity funds—0.25% to 2.00% of investors' committed capital during the commitment period, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs);
•Credit and co-investment vehicles—0.11% to 1.10% of contributed or invested capital from inception; and
•Liquid Strategies and InfraBridge co-investment vehicles—0.30% to 1.15% of NAV or gross asset value, respectively.
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
Revenue Concentration
Revenues from one fund, which comprised of fee revenue, principal investment income and carried interest allocation, accounted for approximately 72.5% and 58.4% of the Company's total revenues in the three and six months ended June 30, 2024, respectively.
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
Restricted Stock—Restricted stock awards in the Company's class A common stock are granted to senior executives, directors and certain employees, subject to a service condition or a combination of both a service and performance condition, with annual time-based vesting in equal tranches, generally over a three-year period. Vesting of performance-based restricted stock awards occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable. For liability classified awards that met their performance conditions and became fully vested, $3.3 million of awards were cash settled in 2023, and approximately $1.0 million of awards are expected to be cash settled in the third quarter of 2024.
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
Equity-based compensation cost is presented on the consolidated statement of operations, as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$17,641	$20,691	$26,855	$31,461
Administrative expense	—	—	—	228
	$17,641	$20,691	$26,855	$31,689
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2023	2,813,369	2,625,000	64,099	599,347	1,274,435	7,376,250	$21.66	$9.80
Granted	1,571,320	—	41,285	39,915	199,069	1,851,589	19.27	17.96
Vested	(1,095,737)	—	(64,352)	(599,347)	—	(1,759,436)	—	14.25
Forfeited	(100,112)	—	—	—	(643,178)	(743,290)	26.92	19.99
Unvested shares and units at June 30, 2024	3,188,840	2,625,000	41,032	39,915	830,326	6,725,113	17.01	10.59
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

Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $11.5 million and $13.7 million for the three months ended June 30, 2024 and 2023, respectively, and $29.9 million and $34.6 million for the six months ended June 30, 2024 and 2023, respectively.
At June 30, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $48.3 million, which is expected to be recognized over a weighted average period of 2.1 years.
14. Variable Interest Entities
A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) has equity holders who lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. The following discusses the Company's involvement with VIEs where the Company is the primary beneficiary and consolidates the VIEs or where the Company is not the primary beneficiary and does not consolidate the VIEs.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $62.8 million at June 30, 2024 and $200.8 million at December 31, 2023. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At June 30, 2024, the Company had unfunded equity commitments of $20.0 million to consolidated funds.

The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$55,825	$69,654
Investments (Note 4)	100,166	482,911
Other assets	1,079	576
	$157,070	$553,141
Liabilities
Other liabilities
Securities sold short	$46,260	$38,482
Due to custodian	7,574	9,415
Other	1,699	16,313
	$55,533	$64,210
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $2.17 billion at June 30, 2024 and $1.86 billion at December 31, 2023. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 15. At June 30, 2024, the Company's unfunded equity commitments to its unconsolidated funds as general partner and general partner affiliate totaled $261.1 million. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
15. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) certain of the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$75,549	$71,427
Cost reimbursements and recoverable expenses	18,740	14,388
Directors, employees and other affiliates	516	—
	$94,805	$85,815
Due to Affiliates (Note 6)
Investment vehicles—InfraBridge (Note 3)	$10,123	$10,123
Directors, employees and other affiliates	2,007	541
	$12,130	$10,664
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest, are presented in Note 12. Substantially all fee revenue are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee revenue.
Cost Reimbursements and Recoverable Expenses—The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to formation and capital raising of the investment vehicles up to specified thresholds; (ii) professional fees incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles and their portfolio companies.

To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the related reimbursements and recoverable expenses are included in other income, which totaled $3.3 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $5.8 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
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
Digital Bridge Holdings —Marc Ganzi, Chief Executive Officer of the Company, and Ben Jenkins, President and Chief Investment Officer of the Company, were former owners of Digital Bridge Holdings, LLC ("DBH") prior to its merger into the Company in July 2019. Messrs. Ganzi and Jenkins had retained their equity investments and general partner interests in the portfolio companies of DBH, which included, but were not limited to, DataBank and Vantage Data Centers ("Vantage"). Vantage SDC, which the Company has a direct investment in, is a carve out of the stabilized data center portfolio of Vantage's North American business.
As a result of the personal investments made by Messrs. Ganzi and Jenkins in DataBank and Vantage prior to the Company’s acquisition of DBH, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC.
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $119.4 million at June 30, 2024 and $112.2 million at December 31, 2023. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $3.9 million and $19.2 million for the three months ended June 30, 2024 and 2023, respectively, and $7.3 million and $21.4 million for the six months ended June 30, 2024 and 2023 respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $50.4 million at June 30, 2024 and $22.7 million at December 31, 2023, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. The employees' and former employees' share of net income was $2.0 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2024 and 2023 respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of such aircraft’s annual fixed cash operating costs, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. The Company reimbursed Mr. Ganzi $2.0 million and $1.0 million for the three months ended June 30, 2024 and 2023 respectively, and $3.1 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Fee revenue	$78,605	$65,742	$151,560	$124,868
Carried interest allocation (reversal)	288,244	79,254	279,766	24,498
Principal investment income	15,982	30,409	18,827	33,971
Other income	7,505	14,469	14,576	25,033
Total revenues	390,336	189,874	464,729	208,370
Expenses
Compensation expense—cash and equity-based	51,661	56,557	102,845	104,028
Compensation expense—incentive fee and carried interest allocation (reversal)	178,430	36,076	171,716	(755)
Administrative and other expenses	26,508	21,505	50,818	41,952
Interest expense	3,136	5,665	8,328	13,796
Transaction-related costs	671	1,113	1,431	9,640
Depreciation and amortization	8,097	11,353	17,264	18,228
Total expenses	268,503	132,269	352,402	186,889
Other income (loss)
Other gain (loss), net	8,810	(11,881)	2,916	(156,395)
Income (loss) from continuing operations before income taxes	130,643	45,724	115,243	(134,914)
Income tax benefit (expense)	7	(2,770)	(1,239)	(3,868)
Income (loss) from continuing operations	130,650	42,954	114,004	(138,782)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	158	(2,441)	891	4,502
Investment entities	32,921	42,085	34,388	42,994
Operating Company	5,474	(753)	3,126	(15,602)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$92,097	$4,063	$75,599	$(170,676)

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$92,097	$4,063	$75,599	$(170,676)
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	(674)	(12,726)	(13,804)	(35,784)
Net income (loss) attributable to DigitalBridge Group, Inc.	$91,423	$(8,663)	$61,795	$(206,460)
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of June 30, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
Our Business
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At June 30, 2024, we had $32.7 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At June 30, 2024, we owned 93% of the Operating Company as its sole managing member.
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
•Core Equity invests in digital infrastructure businesses and assets with long-duration cash flow profiles, primarily in more developed geographies ("SAF").
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
Capital Raise
•In the year to-date period through July 2024, we have raised $3.4 billion of capital, primarily for the third series in our flagship value-add strategy and syndications through various co-investment vehicles.
Financing
•In 2024, we further reduced our leverage with the full exchange/redemption of our remaining $78.4 million of 5.75% senior notes, which results in annual interest savings of approximately $4.5 million. $73.4 million of note principal was exchanged for 8.2 million shares of the Company's class A common stock and $5.0 million of note principal was redeemed for cash.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through June 30, 2024 are presented in the table below. Excluded are funds with less than one year of performance history as of June 30, 2024, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (7) (9)		IRR (8) (9)
Fund (1)					Unrealized	Realized (5)	Total (6)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,836	$93	$6,296	$1,250	$7,546	1.6x	1.4x	15.1%	10.7%
DBP II	Nov-2020	8,286	7,282	1,713	8,774	819	9,593	1.3x	1.2x	13.1%	8.4%
Core
SAF	Nov-2022	1,110	910	220	958	21	979	1.1x	1.1x	7.0%	4.3%
InfraBridge
GIF I	Mar-2015	1,411	1,504	406	1,309	1,092	2,401	1.6x	1.4x	9.8%	7.3%
GIF II	Jan-2018	3,382	3,094	26	2,304	237	2,541	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	406	402	329	124	453	1.1x	1.1x	14.0%	9.0%
__________
(1)    Performance metrics are presented in aggregate for main fund vehicle, its parallel vehicles and alternative investment vehicles.
(2)    Inception date represents first close date of the fund, except for Credit I which is the first capital call date. The manager/general partner of the InfraBridge funds were acquired in February 2023.
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
(7)    Total investment gross multiple of invested capital ("MOIC") is calculated as total value of investments, that is realized proceeds and unrealized fair value, divided by invested capital, without giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized).
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
(8)    Gross internal rate of return ("IRR") represents annualized time-weighted return on invested capital based upon total value of investments, that is realized proceeds and unrealized fair value, without giving effect to allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Gross IRR is calculated from the date of investment fundings (taking into account the benefit of any credit facility at the fund level) to the date of investment distributions. For unrealized investments, gross IRR assumes a liquidating distribution equal to the investment fair value, net of amounts funded through the fund's credit facility, if any. Gross IRR is calculated at the fund level and does not reflect gross IRR of any individual investor due to timing of investor level inflows and outflows, among other factors.
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
If an investment is later syndicated to third-party investor(s), the IRRs will include cash flows associated with such syndication. This treatment with respect to syndications was implemented in fiscal year 2024 and applied on a life-to-date basis for all funds presented.
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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues
Fee revenue	$78,605	$65,742	$12,863	$151,560	$124,868	$26,692
Carried interest allocation (reversal)	288,244	79,254	208,990	279,766	24,498	255,268
Principal investment income	15,982	30,409	(14,427)	18,827	33,971	(15,144)
Other income	7,505	14,469	(6,964)	14,576	25,033	(10,457)
Total revenues	390,336	189,874	200,462	464,729	208,370	256,359
Expenses
Compensation expense—cash and equity-based	51,661	56,557	(4,896)	102,845	104,028	(1,183)
Compensation expense—incentive fee and carried interest allocation (reversal)	178,430	36,076	142,354	171,716	(755)	172,471
Administrative and other expenses	26,508	21,505	5,003	50,818	41,952	8,866
Interest expense	3,136	5,665	(2,529)	8,328	13,796	(5,468)
Transaction-related costs	671	1,113	(442)	1,431	9,640	(8,209)
Depreciation and amortization	8,097	11,353	(3,256)	17,264	18,228	(964)
Total expenses	268,503	132,269	136,234	352,402	186,889	165,513
Other income (loss)
Other gain (loss), net	8,810	(11,881)	20,691	2,916	(156,395)	159,311
Income (Loss) before income taxes	130,643	45,724	84,919	115,243	(134,914)	250,157
Income tax benefit (expense)	7	(2,770)	2,777	(1,239)	(3,868)	2,629
Income (Loss) from continuing operations	130,650	42,954	87,696	114,004	(138,782)	252,786
Income (Loss) from discontinued operations	(722)	(95,470)	94,748	(14,842)	(206,078)	191,236
Net income (loss)	129,928	(52,516)	182,444	99,162	(344,860)	444,022
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	158	(2,441)	2,599	891	4,502	(3,611)
Investment entities	32,921	(39,667)	72,588	34,388	(124,495)	158,883
Operating Company	5,426	(1,745)	7,171	2,088	(18,407)	20,495
Net income (loss) attributable to DigitalBridge Group, Inc.	91,423	(8,663)	100,086	61,795	(206,460)	268,255
Preferred stock repurchases	—	(927)	927	—	(927)	927
Preferred stock dividends	14,660	14,675	(15)	29,320	29,351	(31)
Net income (loss) attributable to common stockholders	$76,763	$(22,411)	99,174	$32,475	$(234,884)	267,359

Revenues
Total revenues were $390.3 million and $189.9 million for the three months ended June 30, 2024 and 2023, respectively, and $464.7 million and $208.4 million for the six months ended June 30, 2024 and 2023, respectively, driven by significant variability in unrealized carried interest, with higher fee revenues largely offset by a decrease in principal investment income.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Management fees	$75,687	$64,744	$10,943	$147,531	$121,902	$25,629
Incentive fees	1,651	171	1,480	2,532	1,040	1,492
Other fee revenue	1,267	827	440	1,497	1,926	(429)
	$78,605	$65,742	12,863	$151,560	$124,868	26,692
Fee revenue increased $12.9 million, or 20%, in the quarter-to-date comparison and $26.7 million, or 21%, in the year-to-date comparison, as FEEUM increased $3.6 billion or 12% from $29.1 billion at June 30, 2023 to $32.7 billion at June 30, 2024.
Management fees were higher in the three and six months ended June 30, 2024, driven by (i) our third flagship fund, which held its first close in November 2023, contributing $13.6 million and $22.9 million of fees, respectively (including catch-up fees), and (ii) additional deployments in DBP I and our credit fund ($1.9 million and $3.6 million, respectively), partially offset by lower fees in DBP II due to a change in fee basis to invested capital and syndication of an investment in 2024, as well as recapitalization of a portfolio company in a co-invest vehicle (aggregate decrease of $6.1 million and $8.9 million, respectively). Additionally, in the year-to-date comparison, 2024 also had higher fees from InfraBridge funds that were acquired in February 2023 ($2.6 million).
Higher Incentive fees earned in 2024 are attributed to our liquid securities strategy.
Carried Interest Allocation (Reversal)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Carried interest allocation
Distributed	$118	$—	$118	$118	$476	$(358)
Unrealized	288,126	79,254	208,872	279,648	24,022	255,626
	$288,244	$79,254	208,990	$279,766	$24,498	255,268
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
Unrealized carried interest was higher in 2024 in both periods under comparison, primarily driven by DBP II.
Principal Investment Income
Principal investment income decreased $14.4 million in the quarter-to-date comparison and $15.1 million in the year-to-date comparison. Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments.
There was realized principal investment income of $8.2 million in the second quarter of 2024 and $10.5 million year-to-date 2024, including gains from syndication of an investment in DBP II and in the second quarter of 2024, $4.2 million of previously escrowed proceeds received from the partial sale of our interest in DataBank in prior years. However, in both the quarter-to-date and year-to-date periods, these increases were more than offset by lower unrealized income in 2024 from fair value decreases or lower fair value increases in other funds.

Other Income
Other income decreased $7.0 million in the quarter-to-date comparison and $10.5 million in the year-to-date comparison. In 2023, there was higher interest income from our subordinated notes in a collateralized loan obligation ("CLO") and money market deposits, and dividend income from our credit fund which was deconsolidated in the fourth quarter of 2023 (aggregate effect of $8.9 million and $13.5 million, respectively). This was partially offset by incremental costs reimbursable by InfraBridge funds in 2024 that are grossed up as other income and expense ($1.7 million and $2.6 million, respectively).
Expenses
Total expenses were $268.5 million and $132.3 million for the three months ended June 30, 2024 and 2023, respectively, and $352.4 million and $186.9 million for the six months ended June 30, 2024 and 2023, respectively, with the increase attributed primarily to unrealized carried interest compensation.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Cash and equity-based compensation
Cash compensation	$34,020	$35,866	$(1,846)	$75,990	$72,567	$3,423
Equity-based compensation	17,641	20,691	(3,050)	26,855	31,461	(4,606)
	$51,661	$56,557	(4,896)	$102,845	$104,028	(1,183)

Incentive fee and carried interest compensation allocation (reversal)	$178,430	$36,076	142,354	$171,716	$(755)	172,471
Cash and equity-based compensation—Cash compensation was $1.8 million lower in the quarter-to-date comparison as 2023 included higher expenses from severance and an InfraBridge deferred bonus plan that was fully paid out in the first quarter of 2024, totaling $3.8 million, partially offset by higher headcount in 2024. In comparison, cash compensation increased $3.4 million in the year-to-date comparison, which can be attributed to higher headcount to support our growing investment management business, partially offset by lower severance costs of $3.3 million.
Equity-based compensation was lower in both periods under comparison, as 2023 had higher expenses associated with performance-based awards as a result of target metrics for such awards being achieved.
Incentive fee and carried interest compensation allocation—The increase in compensation expense is consistent with the movement in carried interest, as discussed above. The 2023 year-to-date period, however, reflected a reversal of compensation expense. This is because management allocation of carried interest is reflected entirely as compensation expense for DBP II, which recorded a reversal of carried interest in the first quarter, but such allocation is split between compensation expense and net income attributable to noncontrolling interests for DBP I and its associated co-investment vehicles (Note 15 to the consolidated financial statements), which had positive carried interest.
Administrative and Other Expenses
Administrative and other expenses increased $5.0 million in the quarter-to-date comparison and $8.9 million in the year-to-date comparison. In both periods under comparison, the increases can be attributed largely to an increase in third party professional service costs, reimbursable costs from our funds, office lease expense and information technology costs ($5.4 million and $7.7 million, respectively). In the quarter-to-date comparison, the increase was partially offset by $3.7 million of placement fees in the second quarter of 2023 in connection with fundraising for our third flagship fund and co-investment vehicles.
Interest Expense
Interest expense decreased $2.5 million in the quarter-to-date comparison and $5.5 million in the year-to-date comparison as a result of the Company's full exchange or redemption of its remaining 5.75% exchangeable senior notes in 2024 ($2.1 million decrease in both periods under comparison). Additionally, interest expense decreased in the year-to-date comparison due to the full repayment of the $200 million 5.00% convertible notes upon maturity in April 2023 ($3.1 million).

Transaction-Related Costs
Transaction-related costs decreased $0.4 million in the quarter-to-date comparison and $8.2 million in the year-to-date comparison. Both periods under comparison in 2023 included higher costs associated with the InfraBridge acquisition ($0.4 million and $7.5 million, respectively) and higher expense related to unconsummated deals.
Depreciation and Amortization
Depreciation and amortization expense decreased $3.3 million in the quarter-to-date comparison and $1.0 million in the year-to-date comparison primarily due to management contract intangible assets which have a declining amortization rate over time based upon projected cash flows to be generated from these contracts. The decrease was partially offset in the year-to-date comparison with an additional month of amortization in 2024 on InfraBridge intangible assets acquired in February 2023.
Other Gain (Loss), Net
Other gain of $8.8 million and $2.9 million was recognized in the three and six months ended June 30, 2024, respectively, and other loss of $11.9 million and $156.4 million was recognized in the three and six months ended June 30, 2023, respectively.
The net gain in 2024 was primarily driven by the fair value decrease of warrant liability ($8.4 million and $3.0 million in the three and six months ended June 30, 2024, respectively).
The net loss in 2023 can be attributed mainly to a $133.3 million write-off of an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business in the year-to-date period, and additionally, in both the three and six months ended June 30, 2023, the write-down in the value of a warehoused investment ($2.9 million and $16.5 million, respectively) and fair value increase of warrant liability ($6.8 million and $11.3 million, respectively).
Income Tax Benefit (Expense)
Income tax benefit was immaterial and income tax expense was $2.8 million in the three months ended June 30, 2024 and 2023, respectively. In the year-to-date comparison, income tax expense was $1.2 million and $3.9 million, respectively. This reflects the income tax expense of foreign subsidiaries, partially offset by an income tax benefit recorded as a result of various U.S. state tax refunds, particularly in 2024. The Company otherwise has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and has established a full valuation allowance on the deferred tax assets of these entities, resulting in no net federal income tax effect for its domestic entities.
Income (Loss) from Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues
Revenues	$1,924	$236,927	$(235,003)	$3,756	$470,561	$(466,805)
Expenses	(2,652)	(328,985)	326,333	(5,720)	(664,634)	658,914
Other gain (loss)	4	(2,926)	2,930	(12,957)	(11,573)	(1,384)
Income (Loss) from discontinued operations before income taxes	(724)	(94,984)	94,260	(14,921)	(205,646)	190,725
Income tax benefit (expense)	2	(486)	488	79	(432)	511
Income (Loss) from discontinued operations	$(722)	$(95,470)	94,748	$(14,842)	$(206,078)	191,236
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(81,752)	81,752	—	(167,489)	167,489
Operating Company	(48)	(992)	944	(1,038)	(2,805)	1,767
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(674)	$(12,726)	12,052	$(13,804)	$(35,784)	21,980
Loss from discontinued operations for the six months ended June 30, 2024 included primarily a loss on a guarantee related to the previous bulk sale of the Company's real estate investments. The loss in 2023 represents primarily the operations of the former Operating segment and $9.7 million impairment of BRSP shares prior to disposition in March 2023, as discussed in Note 2 to the consolidated financial statements.

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
Presented below are total AUM and FEEUM by product:

(In billions)	June 30, 2024	December 31, 2023
Assets Under Management	$84.5	$80.1

Fee Earning Equity Under Management
DBP Series	$13.9	$13.0
Co-Investment Vehicles	9.5	9.5
InfraBridge	5.2	5.1
Core, Credit and Liquid Strategies	2.9	2.8
Separately Capitalized Portfolio Companies	1.2	2.4
	$32.7	$32.8
The following table summarizes changes in FEEUM:

Six Months Ended June 30, 2024
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$32.8
Inflows (1)	2.6
Outflows (2)	(2.6)
Market activity and other (3)	(0.1)
Balance at June 30	$32.7
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
(3)    Market activity and other include changes in investment value based on NAV or GAV, and the effect of foreign exchange rates. Amount was less than $100 million in the first half of 2024.
There was a marginal decrease in FEEUM to $32.7 billion at June 30, 2024 compared to $32.8 billion at December 31, 2023. In the first half of 2024, FEEUM contributed by capital raise for our third flagship fund and additional invested capital from other DBP funds were offset by the effects of various recapitalization and syndication of fund investments, resulting in a marginal net decrease in our fee base.

Non-GAAP Supplemental Financial Measures
We report the following non-GAAP financial measures attributable to the Operating Company: Fee Related Earnings (“FRE”) and Distributable Earnings (“DE”). FRE and DE are common metrics utilized in the investment management sector.
We present FRE and DE at the Operating Company level, which is net of amounts attributed to noncontrolling interests, composed largely of the limited partners' share of our consolidated funds and Wafra's share of earnings attributed to our general partner interest in certain funds.
Beginning in 2024, FRE is reported on a Company-wide basis, consistent with the entirety of the Company's business representing a single reportable segment (as discussed in Note 16 to the consolidated financial statements). Prior to 2024, the Company had reported Investment Management FRE, which was an FRE measure specific to its previously reported Investment Management segment. The Investment Management segment previously bore only operating costs that were directly attributable or otherwise can be subjected to a reasonable and systematic attribution to the Investment Management segment. Company-wide FRE includes all operating costs of the Company as a whole that fall within the definition of FRE.
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
As we evaluate profitability based upon continuing operations, these non-GAAP measures exclude results from discontinued operations. DE presented for the 2023 comparative period has been recast to exclude the Operating segment which qualified as discontinued operations on December 31, 2023.
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
Fee-Related Earnings
FRE is used to assess the extent to which direct base compensation and core operating expenses are covered by recurring fee revenues in a stabilized investment management business. FRE represents recurring fee revenue, including incentive fees that are not subject to realization events related to underlying fund investments, net of compensation and administrative expenses. Such expenses generally exclude non-cash equity-based compensation, carried interest compensation, and placement fee expense. Also, consistent with DE, FRE excludes non-core items, and presents costs reimbursable by our managed funds on a net basis (as opposed to a gross-up of other income and administrative costs). Where applicable, FRE is adjusted for Start-Up FRE as defined below.
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
FRE does not include distributed carried interest as these are not recurring revenues and are subject to variability given that they are dependent upon realization events related to underlying fund investments. Placement fees are also excluded from FRE as they are inconsistent in amount and frequency depending upon timing of fundraising for our funds. Other items excluded from FRE include realized principal investment income (loss); and interest, dividend and other income, all of which are not core to the investment management service business. Unlike DE, which is a post-tax measure, FRE does not incorporate the effect of income taxes as it is a pre-tax measure.

To reflect a stabilized investment management business, FRE is further adjusted to exclude Start-Up FRE, where applicable. Start-Up FRE is FRE associated with new investment strategies that have 1) not yet held a first close raising FEEUM; or 2) not yet achieved break-even FRE only for investment products that may be terminated solely at the Company’s discretion. The Company regularly evaluates new investment strategies and exclude Start-Up FRE until such time a new strategy is determined to form part of the Company’s core investment management business.
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
DE is an after-tax measure that reflects the ongoing operating performance of the Company’s core business by including earnings that are realized and generally excluding non-cash expenses, other income (loss) items that are unrealized and items that may not be indicative of core operating results. This allows the Company, and its investors and analysts, to assess its operating results on a more comparable basis period-over-period.
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
The following items are excluded from DE: transaction-related costs; non-core items; other gain (loss); unrealized principal investment income (loss); non-cash depreciation and amortization expense, non-cash impairment charges (if any); amortization of deferred financing costs, debt premiums and discounts; our share of unrealized carried interest allocation, net of associated expense; non-cash equity-based compensation costs; and preferred stock redemption gain (loss).
Transaction-related costs are incurred in connection with acquisitions, including legal costs post-acquisition, and costs of unconsummated transactions. Non-core items primarily include acquisition-related compensation and certain severance costs, as well as litigation and settlement-related matters, which are presented within compensation expense—cash and equity-based, administrative and other expenses, and other gain (loss), net on GAAP income statement. These costs, along with certain other gain (loss) amounts, are excluded from DE as they are related to discrete items, are not considered part of our ongoing operating cost structure, and are not reflective of our core operating performance.
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

Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023	Change
Fee revenue	$78,688	$66,598	$12,090
Cash compensation	(35,644)	(31,882)	(3,762)
Administrative and other expenses	(17,076)	(14,274)	(2,802)
Start-Up FRE	—	1,165	(1,165)
Fee-Related Earnings—attributable to Operating Company	25,968	21,607	4,361
Realized principal investment income (1)	7,551	2,087	5,464
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	186	—	186
Interest, dividend and other income	3,094	10,720	(7,626)
Interest expense and preferred dividends	(17,177)	(19,592)	2,415
Placement fee and other expenses	—	(5,384)	5,384
Income tax benefit (expense)	7	(2,770)	2,777
Start-up FRE	—	(1,165)	1,165
Distributable Earnings, after tax—attributable to Operating Company	$19,629	$5,503	14,126
________
(1)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
Fee-Related Earnings.
FRE increased $4.4 million, or 20%, to $26.0 million, resulting from continued growth in our investment management business as FEEUM increased 12% from $29.1 billion at June 30, 2023 to $32.7 billion at June 30, 2024. This reflects primarily fee revenue from new capital raised for our third flagship fund, partially offset by decreases in fees in other funds due to change in fee basis, syndications and recapitalizations. Additionally, higher compensation and administrative costs were incurred in 2024 in supporting our growing investment management business.
Distributable Earnings.
DE increased $14.1 million to $19.6 million. In addition to the improvement in FRE, DE also benefited from the receipt of final proceeds from the 2023 sale of our interest in DataBank which represented a gain in 2024, lower interest expense following the exchange into equity or redemption of our exchangeable notes, and the absence of placement fee expense in 2024. However, DE was partially reduced by lower interest income in 2024.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended June 30,
(In thousands)	2024	2023
Net income (loss) attributable to common stockholders	$76,763	$(22,411)
Net income (loss) attributable to noncontrolling interests in Operating Company	5,426	(1,745)
Net income (loss) attributable to Operating Company	82,189	(24,156)
Transaction-related and non-core items (1)	5,344	6,611
Other (gain) loss, net (2)	(13,451)	11,739
Unrealized principal investment income	(7,813)	(30,409)
Unrealized carried interest, net of associated expense (allocation) reversal (3)	(75,065)	(9,974)
Equity-based compensation	17,641	20,691
Depreciation and amortization expense	8,097	11,353
Amortization of deferred financing costs, debt premiums and discounts	584	690
Preferred stock redemption (gain) loss	—	(927)
Adjustments attributable to noncontrolling interests in investment entities (4)	1,381	4,080
OP share of (income) loss from discontinued operations (5) (6)	722	15,805
Distributable Earnings, after tax—attributable to Operating Company	19,629	5,503
Realized principal investment income (6)	(7,551)	(2,087)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (3)	(186)	—
Interest, dividend and other income	(3,094)	(10,720)
Interest expense and preferred dividends	17,177	19,592
Placement fee and other expenses	—	5,384
Income tax (benefit) expense	(7)	2,770
Start-up FRE	—	1,165
Fee-Related Earnings—attributable to Operating Company	$25,968	$21,607
__________
(1)    Non-core items primarily include acquisition-related compensation and certain severance costs, as well as litigation and settlement-related matters, which are presented within compensation expense—cash and equity-based, administrative and other expenses, and other gain (loss), net on GAAP income statement.
(2)    Comprises (i) all unrealized gains and losses; and (ii) realized gains and losses recorded by consolidated funds or associated with non-core investments.
(3)    Carried interest and incentive fees are presented net of expense allocation or reversal. The expense component is included within compensation expense—incentive fees and carried interest allocation (reversal), other gain (loss), and net income (loss) attributable to noncontrolling interests in investment entities on the GAAP income statement.
(4)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain/loss attributed to limited partners of consolidated funds, and a third party investor's share of principal investment income attributed to our general partner interest in certain sponsored funds. Allocation of unrealized carried interest to management and a third party investor is netted against "unrealized carried interest, net of expense (allocation) reversal" for all periods presented (recasted for periods prior to the second quarter of 2024 when it was presented gross in "adjustments attributable to noncontrolling interests in investment entities").
(5)    OP share of discontinued operations represents primarily operating results of portfolio companies consolidated in the former Operating segment prior to 2024, net of associated noncontrolling interests in investment entities.
(6)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
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
•our operations, including compensation, administrative and overhead costs;
•principal and interest payments on our debt;
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
Overview
At June 30, 2024, our liquidity position was approximately $427 million, composed of corporate unrestricted cash and including the full $300 million availability under our VFN.
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and external financing sources, to meet our short term and long term capital requirements.
While we have sufficient liquidity to meet our operational needs, we continuously evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and to provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities in 2024
•We continued to reduce higher cost corporate indebtedness through the full exchange or redemption of the remaining $78.4 million of 5.75% senior notes, which will result in annual interest savings of approximately $4.5 million.
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
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our securitized financing facility, as summarized below.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	2.2

Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of June 30, 2024, we have unfunded commitments totaling $281.1 million to our sponsored funds. Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of future fundraising targets for the third and fourth flagship InfraBridge funds. The current estimated fair value of the contingent consideration is $9.5 million.
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
At June 30, 2024, warehoused investments aggregated to $51 million at cost.
Carried Interest Clawback
Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), we are obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if a decline in investment values results in the cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
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
At June 30, 2024, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At June 30, 2024, we had $44 million of operating lease obligations on our corporate offices, which will be funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
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
Asset Monetization
We intend to monetize and recycle capital from our non-core investments through opportunistic asset sales. In July 2024, we monetized marketable equity securities that form non-core investments for total net proceeds of $9.8 million. Following this sale, remaining marketable equity securities available for future monetization totaled $25.1 million based upon their June 30, 2024 market price.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739
Net cash generated by (used in):
Operating activities	(4,483)	91,850
Investing activities	(17,227)	(571,554)
Financing activities	(61,920)	24,106
Effect of exchange rates on cash, cash equivalents and restricted cash	(704)	429
Cash, cash equivalents and restricted cash—end of period	$265,916	$581,570
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, distribution of earnings from our general partner affiliate interests in our sponsored funds, and prior to deconsolidation of the portfolio companies in the former Operating segment during 2023, net operating income from investment properties.
Our operating activities generated net cash outflows of $4.5 million in 2024 and inflows of $91.9 million in 2023. 2023 cash inflows were driven largely by the operating activities of portfolio companies in the former Operating segment.

Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of investments from realized fund investments; origination or acquisition of warehoused investments and subsequent repayments, sales and transfers of warehoused investments; business combinations; and prior to deconsolidation of portfolio companies in the Operating segment in 2023, acquisition of real estate.
Our investing activities generated net cash outflows of $17.2 million in 2024 and $571.6 million in 2023.
•In 2024, equity investments recorded net cash outflows of $14.2 million, attributed primarily to fundings of our general partner and general partner affiliate commitments in our sponsored funds, net of return of capital. This was partially offset by net proceeds from investing activities of our consolidated liquid funds which hold marketable equity securities.
•The large net cash outflows in 2023 can be attributed to (i) real estate investing activities which generated net cash outflows of $511.0 million, attributable to capital expenditures in the data center portfolio of our former Operating segment; and (ii) $314.3 million paid, net of cash assumed, for the acquisition of InfraBridge. These outflows were partially offset by net cash inflows of $245.1 million from equity investments, largely representing $201.6 million proceeds from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities, partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, as well as have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. Accordingly, we incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Separately, prior to deconsolidation in 2023, portfolio companies in the former Operating segment financed their investing activities largely through investment-level secured debt and incurred cash outlays for debt servicing and distributions to their third party investors who represented noncontrolling interests.
Financing activities generated net cash outflows in 2024 and inflows in 2023.
•In 2024, net cash outflows of $61.9 million represent cash settlement of the Wafra contingent consideration of $17.5 million, $5.0 million cash redemption of our 5.75% senior notes, $14.6 million of investor capital redeemed by our consolidated liquid funds, net of contribution, and $32.6 million payment of our preferred and common stock dividends. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund and separately, Wafra's share of our general partner funding of commitments in DBP I.
•Net cash inflows of $24.1 million in 2023 represent primarily $421.1 million of additional investment-level debt in the former Operating segment, largely offset by the full repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $73.5 million distributed for capital redeemed by a noncontrolling interest in a consolidated liquid fund, and income distribution to noncontrolling interests in our former Operating segment.
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
Our business is exposed primarily to the effect of market risk on our fee revenue, principal investment income and net carried interest allocation, foreign currency risk on non-U.S. investment management business and foreign denominated warehoused investments (if any), interest rate risk on our VFN and other variable rate debt financing warehoused investments (if any), and, equity price risk on marketable equity securities, held primarily by consolidated investment vehicles.
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At June 30, 2024, vehicles with NAV or GAV fee basis made up 5% of our $32.7 billion FEEUM. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at June 30, 2024 would decrease the OP's share of principal investment income by approximately $121 million.
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
A hypothetical 10% decline in the fair value of fund investments at June 30, 2024 would decrease carried interest by approximately $140 million, representing the OP's share of carried interest net of allocations to employees, former employees and Wafra. In the same scenario, generally no incentive fees would be realized.
Foreign Currency Risk
As of June 30, 2024, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our InfraBridge advisor subsidiary which receives fee revenue predominantly in U.S. dollars but incur operating costs in Pound Sterling.

We may have foreign currency denominated investments held by our U.S. subsidiaries that are temporarily warehoused on the balance sheet. At June 30, 2024, our foreign currency exposure is limited to only one AUD equity investment (cost of investment at AUD 35 million). Based upon book value of the investment (which is lower than cost), a hypothetical 100 basis point decline in the AUD/USD rate at June 30, 2024 would have an immaterial effect on earnings.
Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance as of June 30, 2024.
Equity Price Risk
At June 30, 2024, we had $112 million of long positions and $46 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.
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
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the second quarter of 2024, in satisfaction of redemption request by a former employee OP Unit holder, 74 shares of our class A common stock were issued to the former employee.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Articles Supplementary designating 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed on September 22, 2017)

10.1†	DigitalBridge Group, Inc. 2024 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on April 29, 2024)
10.2†	Form of Restricted Stock Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2024)
10.3†	Form of Performance Restricted Stock Unit Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2024)
10.4†*	Consulting Agreement between Jacky Wu and the Company (pursuant to the terms of Mr. Wu’s employment agreement), dated as of June 30, 2024
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: August 8, 2024

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)