Form 10-Q
period 2024-09-30
DigitalBridge Group, Inc.
filed 2024-11-01
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. Yes ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, 174,022,711 shares of the Registrant's class A common stock and 165,507 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$294,416	$345,335
Restricted cash	4,060	4,915
Investments ($334,801 and $572,749 at fair value)	2,540,029	2,476,093
Goodwill	465,602	465,991
Intangible assets	81,747	103,750
Other assets	62,912	78,953
Due from affiliates	93,693	85,815
Assets of discontinued operations	488	1,698
Total assets	$3,542,947	$3,562,550
Liabilities
Debt	$295,838	$371,783
Other liabilities ($58,517 and $124,019 at fair value)	740,570	681,451
Liabilities of discontinued operations	215	153
Total liabilities	1,036,623	1,053,387
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	23,527	17,862
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 174,015 and 163,209 shares issued and outstanding	1,740	1,632
Class B, 250 shares authorized; 166 shares issued and outstanding	2	2
Additional paid-in capital	7,996,632	7,855,842
Accumulated deficit	(6,816,051)	(6,842,502)
Accumulated other comprehensive income (loss)	3,313	1,411
Total stockholders’ equity	1,980,306	1,811,055
Noncontrolling interests in investment entities	421,860	605,311
Noncontrolling interests in Operating Company	80,631	74,935
Total equity	2,482,797	2,491,301
Total liabilities, redeemable noncontrolling interests and equity	$3,542,947	$3,562,550

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Fee revenue ($72,984, $63,496, $216,171 and $183,112 from affiliates)	$76,582	$65,240	$228,142	$190,108
Carried interest allocation (reversal)	(15,799)	168,891	263,967	193,389
Principal investment income	9,955	17,943	28,782	51,914
Other income ($2,119, $1,210, $7,954 and $3,839 from affiliates)	5,387	10,629	19,963	35,662
Total revenues	76,125	262,703	540,854	471,073
Expenses
Compensation expense—cash and equity-based	43,426	53,116	146,271	157,144
Compensation expense—incentive fee and carried interest allocation (reversal)	(8,474)	72,865	163,242	72,110
Administrative and other expenses	27,193	17,741	78,011	59,693
Interest expense	4,129	5,518	12,457	19,314
Transaction-related costs	1,771	896	3,202	10,536
Depreciation and amortization	8,227	9,319	25,491	27,547
Total expenses	76,272	159,455	428,674	346,344
Other income (loss)
Other gain (loss), net	47,927	256,439	50,843	100,044
Income (loss) from continuing operations before income taxes	47,780	359,687	163,023	224,773
Income tax benefit (expense)	(887)	(59)	(2,126)	(3,927)
Income (loss) from continuing operations	46,893	359,628	160,897	220,846
Income (loss) from discontinued operations	1,439	(80,851)	(13,403)	(286,929)
Net income (loss)	48,332	278,777	147,494	(66,083)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	580	132	1,471	4,634
Investment entities	34,024	(17,746)	68,412	(142,241)
Operating Company	(50)	19,918	2,038	1,511
Net income (loss) attributable to DigitalBridge Group, Inc.	13,778	276,473	75,573	70,013
Preferred stock dividends	14,661	14,645	43,981	43,996
Preferred stock repurchases	—	—	—	(927)
Net income (loss) attributable to common stockholders	$(883)	$261,828	$31,592	$26,944
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$(0.02)	$1.67	$0.25	$0.46
Net income (loss) attributable to common stockholders per common share—basic	$(0.01)	$1.60	$0.18	$0.17
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$(0.02)	$1.58	$0.25	$0.45
Net income (loss) attributable to common stockholders per common share—diluted	$(0.01)	$1.51	$0.18	$0.16
Weighted average number of shares
Basic	171,542	160,564	167,725	159,600
Diluted	171,542	170,585	171,208	161,010
Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$48,332	$278,777	$147,494	$(66,083)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	—	—	318
Foreign currency translation	2,736	(2,046)	2,027	866
Other comprehensive income (loss)	2,736	(2,046)	2,027	1,184
Comprehensive income (loss)	51,068	276,731	149,521	(64,899)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	580	132	1,471	4,634
Investment entities	34,024	(17,725)	68,412	(141,825)
Operating Company	129	19,825	2,166	1,638
Comprehensive income (loss) attributable to stockholders	$16,335	$274,499	$77,472	$70,654

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2023	$794,670	$1,626	$7,846,440	$(7,201,651)	$1,122	$1,442,207	$2,639,606	$47,198	$4,129,011
Net loss	—	—	—	276,473	—	276,473	(17,746)	19,918	278,645
Other comprehensive loss	—	—	—	—	(1,974)	(1,974)	21	(93)	(2,046)
DataBank recapitalization	—	—	(14,791)	—	—	(14,791)	33,001	—	18,210
Deconsolidation of investment entities	—	—	—	—	965	965	(1,427,435)	—	(1,426,470)
Equity-based compensation	—	12	11,023	—	—	11,035	3,934	41	15,010
Shares canceled for tax withholdings on vested equity awards	—	(4)	(7,955)	—	—	(7,959)	—	—	(7,959)
Contributions from noncontrolling interests	—	—	—	—	—	—	26,907	—	26,907
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,732)	(124)	(16,856)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,632)	—	(1,632)	—	—	(1,632)
Reallocation of equity (Notes 2 and 9)	—	—	1,109	—	—	1,109	—	(1,109)	—
Balance at September 30, 2023	$794,670	$1,634	$7,835,826	$(6,941,470)	$113	$1,690,773	$1,241,556	$65,831	$2,998,160

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2024	$794,670	$1,738	$7,988,729	$(6,813,427)	$755	$1,972,465	$389,329	$81,203	$2,442,997
Net income (loss)	—	—	—	13,778	—	13,778	34,024	(50)	47,752
Other comprehensive income (loss)	—	—	—	—	2,557	2,557	—	179	2,736
Redemption of OP Units for class A common stock	—	2	1,186	—	—	1,188	—	(1,188)	—
Equity-based compensation	—	3	8,213	—	—	8,216	—	41	8,257
Shares canceled for tax withholdings on vested equity awards	—	(1)	(928)	—	—	(929)	—	—	(929)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,392		1,392
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,885)	(121)	(3,006)
Preferred stock dividends	—	—	—	(14,661)	—	(14,661)	—	—	(14,661)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,741)	—	(1,741)	—	—	(1,741)
Reallocation of equity (Notes 2 and 9)	—	—	(568)	—	1	(567)	—	567	—
Balance at September 30, 2024	$794,670	$1,742	$7,996,632	$(6,816,051)	$3,313	$1,980,306	$421,860	$80,631	$2,482,797

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$147,494	$(66,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt discount and premium, net	1,772	19,755
Unrealized carried interest allocation	(263,849)	(165,462)
Unrealized principal investment income	(15,585)	(51,914)
Other equity method (earnings) losses	—	13,283
Distributions of income from equity investments	—	3,727
Depreciation and amortization	25,491	419,136
Equity-based compensation	34,787	57,587
Deferred income tax (benefit) expense	(1,608)	(868)
Other (gain) loss, net	(36,271)	(102,941)
Other adjustments, net	(181)	(4,688)
(Increase) decrease in other assets and due from affiliates	9,291	3,224
Increase (decrease) in other liabilities and due to affiliates	130,077	67,324
Net cash generated by (used in) operating activities	31,418	192,080
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(116,330)	(470,183)
Return of capital from equity and debt investments	33,498	65,763
Proceeds from sale of equity investments	79,035	636,687
Repayment of loans receivable	1,000	6,804
Acquisition of and additions to real estate, related intangibles and leasing commissions	—	(613,109)
Investment deposits	—	(2,208)
Net receipt (payment) on settlement of derivatives	—	3,401
Acquisition of InfraBridge, net of cash acquired (Note 3)	—	(314,266)
Purchase of fixed assets	(3,305)	—
Cash derecognized in deconsolidation of sponsored funds	(745)	(102,448)
Proceeds from DataBank recapitalization	—	21,487
Net cash generated by (used in) investing activities	(6,847)	(768,072)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(43,981)	$(44,101)
Dividends paid to common stockholders	(5,033)	(4,838)
Repayment or redemption of senior notes	(5,000)	(200,000)
Borrowings from investment level debt	—	1,722,443
Repayments of investment level debt	—	(1,194,542)
Payment of deferred financing costs and prepayment penalties on investment level debt	—	(38,029)
Contributions from noncontrolling interests	25,101	95,131
Distributions to and redemption of noncontrolling interests	(21,948)	(144,534)
Payment of contingent consideration to Wafra	(17,500)	(90,000)
Repurchases of preferred stock	—	(4,758)
Shares canceled for tax withholdings on vested equity awards	(9,445)	(18,176)
Net cash generated by (used in) financing activities	(77,806)	78,596
Effect of foreign exchange on cash, cash equivalents and restricted cash	1,461	(673)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,774)	(498,069)
Cash, cash equivalents and restricted cash—beginning of period	350,250	1,036,739
Cash, cash equivalents and restricted cash—end of period	$298,476	$538,670

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2024	2023
Beginning of period
Cash and cash equivalents	$345,335	$855,564
Restricted cash	4,915	4,854
Assets of discontinued operations—cash and cash equivalents	—	62,690
Assets of discontinued operations—restricted cash	—	113,631
Total cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739

End of period
Cash and cash equivalents	$294,416	$380,073
Restricted cash	4,060	7,378
Assets of discontinued operations—cash and cash equivalents	—	53,971
Assets of discontinued operations—restricted cash	—	97,248
Total cash, cash equivalents and restricted cash—end of period	$298,476	$538,670

The accompanying notes form an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,814	$155,304
Cash received (paid) for income taxes	8,606	969
Operating lease payments for corporate offices	6,872	6,745
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(12,071)	$209,329
Net cash generated by (used in) investing activities of discontinued operations	27	(436,241)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,523	$16,418
Receivables from asset sales	—	2,091
Contingent consideration for acquisition of InfraBridge	—	10,874
Redemption of OP Units for common stock	1,703	984
Exchange of notes into shares of Class A common stock	72,717	—
Settlement of Wafra contingent consideration through issuance of Class A common stock	17,500	—
Operating lease ROU assets and lease liabilities established for corporate offices	—	15,323
Assets of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	4,633,562
Liabilities of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	3,046,668
Noncontrolling interests of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	1,427,435
Assets of sponsored funds deconsolidated (Note 10)	393,612	—
Liabilities of sponsored funds deconsolidated (Note 10)	(189)	—
Noncontrolling interests of sponsored funds deconsolidated (Note 10)	(262,970)	—

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At September 30, 2024, the Company owned 93% of the OP, as its sole managing member. The remaining 7% is owned primarily by certain current and former employees of the Company as noncontrolling interests.
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

Income (loss) from discontinued operations is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues	$2,269	$216,147	$6,025	$686,708
Expenses	(2,204)	(295,540)	(7,924)	(960,174)
Other gain (loss)	1,356	(1,696)	(11,601)	(13,269)
Income (Loss) from discontinued operations before income taxes	1,421	(81,089)	(13,500)	(286,735)
Income tax benefit (expense)	18	238	97	(194)
Income (Loss) from discontinued operations	1,439	(80,851)	(13,403)	(286,929)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(68,798)	—	(236,287)
Operating Company	94	(849)	(944)	(3,654)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$1,345	$(11,204)	$(12,459)	$(46,988)
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
At September 30, 2024 and December 31, 2023, all assets and related liabilities held for disposition relate to discontinued operations and consisted of remaining equity investments excluded from the December 2021 bulk sale of the Company's real estate related investments.
Reclassifications
As discussed in "—Discontinued Operations," the Company's investment in the portfolio companies previously consolidated in the Company's former Operating segment qualified as discontinued operations in December 2023, and their results of operations have been reclassified to income (loss) from discontinued operations for the three and nine months ended September 30, 2023.
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
The ASU is effective for fiscal years beginning January 1, 2024 (that is, Form 10-K as of and for the year ending December 31, 2024), and interim periods within fiscal years beginning January 1, 2025 (that is, Form 10-Q as of and for the three months ending March 31, 2025). Early adoption is permitted. The Company will adopt this ASU for its 2024 fiscal year with the filing of its Form 10-K as of and for the year ending December 31, 2024. The Company does not expect the new guidance to have a material impact on its segment disclosures.
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
This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application. The Company will adopt the ASU on its effective date on a prospective basis and does not expect this new guidance to have a material impact on its annual income tax disclosures.
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
•Other assets acquired and liabilities assumed include management fee receivable and compensation payable associated with the pre-acquisition period, amounts due to InfraBridge funds and receivable from seller, all of which have largely been settled or relieved.
•Goodwill is the value of the business acquired that is not already captured in identifiable assets, largely represented by the potential synergies from combining the capital raising resources of DBRG and the mid-market infrastructure specialization of the InfraBridge team.

4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	September 30, 2024	December 31, 2023
Equity method investments
Principal investments	$1,371,721	$1,194,417
Carried interest allocation	940,271	676,421
Marketable equity securities	6,422	17,487
Other equity investments	26,363	53,930
CLO subordinated notes	47,348	50,927
	2,392,125	1,993,182
Equity investments of consolidated funds
Marketable equity securities	84,750	66,297
Other investments	63,154	416,614
	$2,540,029	$2,476,093
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
Carried Interest Distributed
There was no carried interest distributed in the three months ended September 30, 2024, and an immaterial distribution in the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2023, carried interest of $27.9 million and $28.4 million, respectively, were distributed and recognized in carried interest allocations, of which $0.8 million of the distributed carried interest in the nine months ended September 30, 2023 was allocated to current and former employees and to Wafra, recorded as carried interest compensation, other loss, and amounts attributable to noncontrolling interests (Note 15).
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest distributed as of September 30, 2024 and December 31, 2023.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to-date of $181.0 million would be subject to clawback as of September 30, 2024, of which $120.7 million would be the responsibility of the employee/former employee recipients and Wafra. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Marketable Equity Securities
Marketable equity securities at September 30, 2024 included securities in a healthcare REIT that was non-traded at December 31, 2023 and became publicly traded through an initial public offering in February 2024. The publicly traded securities in the healthcare REIT have been substantially liquidated following expiration of the underwriters' lock-up in August 2024.
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
CLO Subordinated Notes
In the third quarter of 2022, bank syndicated loans that the Company previously warehoused were transferred into a third party warehouse entity at their acquisition price, and securitized through the issuance of securities in a collateralized loan obligation ("CLO") structure. The CLO is sponsored and managed by the third party. The Company acquired all of the subordinated notes of the CLO, which are classified as available-for-sale ("AFS") debt securities.
In October 2024, the secured notes of the CLO were refinanced, with no change in the underlying collateral asset pool. The legal final maturity date, and reinvestment and non-call periods of the CLO were extended by two years. All of the Company’s subordinated notes remain outstanding. The Company received $10.4 million of excess net proceeds from the refinance as the subordinated note holder, which was applied as a return of capital in October 2024.
The stated legal final maturity of the CLO has been extended to 2037. Following the end of the non-call period of the CLO, which is now October 2026, the subordinated notes may be redeemed (in whole, not in part) at the option of the collateral manager or the Company with consent of the collateral manager, if there is sufficient proceeds from sale of collateral assets, including payment of expenses therewith. The redemption price for the subordinated notes is equal to the excess interest and principal proceeds payable at the time of redemption.

The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
September 30, 2024	$47,348	$—	$—	$—	$47,348
December 31, 2023	50,927	—	—	—	50,927
In estimating fair value of the CLO subordinated notes, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, the Company determined that the issued price of the subordinated notes, net of capital distributions of $1.2 million and $3.6 million in the three and nine months ended September 30, 2024, respectively, was a reasonable representation of its fair value at September 30, 2024 and December 31, 2023, classified as Level 3 of the fair value hierarchy.
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
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in goodwill.

	Nine Months Ended September 30,
(In thousands)	2024	2023
Beginning balance	$465,991	$298,248
Business combination (Note 3)	(389)	167,844
Ending balance (1)	$465,602	$466,092
__________
(1)    Remaining goodwill deductible for income tax purposes was $103.9 million at September 30, 2024 and $111.8 million at December 31, 2023.
Intangible Assets
Intangible assets are composed of the following:

	September 30, 2024			December 31, 2023
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$140,920	$(92,990)	$47,930	$150,835	$(84,824)	$66,011
Investor relationships	54,410	(23,515)	30,895	53,572	(19,190)	34,382
Trade name	4,300	(2,229)	2,071	4,300	(1,907)	2,393
Other (3)	1,518	(667)	851	1,518	(554)	964
	$201,148	$(119,401)	$81,747	$210,225	$(106,475)	$103,750
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $7.6 million and $8.8 million for the three months ended September 30, 2024 and 2023, respectively, and $23.4 million and $25.9 million for the nine months ended September 30, 2024 and 2023. There was no impairment of identifiable intangible assets in the periods presented.

Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2024	2025	2026	2027	2028	2029 and thereafter	Total
Amortization expense	$7,724	$25,705	$17,818	$12,056	$7,962	$10,482	$81,747
6. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	September 30, 2024	December 31, 2023
Prepaid taxes and deferred tax assets, net	$7,796	$14,059
Operating lease right-of-use asset for corporate offices	30,216	33,898
Accounts receivable, net	7,449	8,919
Prepaid expenses	4,943	2,952
Other assets	2,546	11,893
Fixed assets, net (1)	9,962	7,232
Total other assets	$62,912	$78,953
__________
(1)    Net of accumulated depreciation of $9.5 million at September 30, 2024 and $7.3 million at December 31, 2023.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	September 30, 2024	December 31, 2023
Deferred investment management fees (1)	$10,011	$10,250
Interest payable on corporate debt	164	2,293
Common and preferred stock dividends payable	16,523	16,477
Securities sold short—consolidated funds	47,417	38,481
Due to custodians—consolidated funds	10,424	9,415
Current and deferred income tax liability	9,692	8,403
Contingent consideration payable—InfraBridge (Note 10)	9,100	11,338
Contingent consideration payable—Wafra (2)	—	35,000
Warrants issued to Wafra (Note 10)	2,000	39,200
Operating lease liability for corporate offices	44,909	49,035
Accrued compensation	45,447	63,761
Accrued incentive fee and carried interest compensation	516,098	356,316
Accounts payable and accrued expenses	20,498	13,844
Due to affiliates (Note 15)	948	10,664
Other liabilities	7,339	16,974
Other liabilities	$740,570	$681,451
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.5 years and 2.8 years as of September 30, 2024 and December 31, 2023. Deferred investment management fees recognized as income of $1.8 million and $1.5 million in the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $2.8 million in the nine months ended September 30, 2024 and 2023, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
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

Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of September 30, 2024 and December 31, 2023, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold. As a result, income tax expense in 2024 and 2023 generally reflects the income tax effect of foreign subsidiaries.
7. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	September 30, 2024			December 31, 2023
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(4,162)	$295,838	$300,000	$—	$(5,733)	$294,267
Exchangeable senior notes	—	—	—	78,422	(810)	(96)	77,516
	$300,000	$(4,162)	$295,838	$378,422	$(810)	$(5,829)	$371,783
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	2.0
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2025	NA
__________
(1)    Adjusted 1-month Term Secured Overnight Financing Rate ("SOFR") is the equivalent of 1-month Term SOFR plus 0.11448%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
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

8. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock(1)
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	4,815	—
Shares canceled for tax withholding on vested equity awards	—	(1,567)	—
Shares outstanding at September 30, 2023	32,876	163,264	166

Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP Units	—	252	—
Settlement of contingent consideration (Note 6)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,770	—
Shares canceled for tax withholding on vested equity awards	—	(481)	—
Shares outstanding at September 30, 2024	32,876	174,015	166
__________
(1)    In the third quarter of 2024, there was a conversion of Class B common stock into Class A common stock for less than a thousand shares.
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at September 30, 2024:

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

Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. There were no changes in components of AOCI attributed to noncontrolling interests in investment entities for the nine months ended September 30, 2024. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Foreign Currency Translation Gain (Loss)	Total
AOCI at December 31, 2022	$(295)	$(1,214)	$(1,509)
Other comprehensive income (loss) before reclassifications	(1)	1,264	1,263
Amounts reclassified from AOCI	296	(902)	(606)
Deconsolidation of investment entities	—	965	965
AOCI at September 30, 2023	$—	$113	$113

AOCI at December 31, 2023	$—	$1,411	$1,411
Other comprehensive income (loss) before reclassifications	—	1,919	1,919
Amounts reclassified from AOCI	—	(17)	(17)
AOCI at September 30, 2024	$—	$3,313	$3,313
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	(1,666)
Amounts reclassified from AOCI	2,082
Deconsolidation of investment entities	2,550
AOCI at September 30, 2023	$(49)
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Component of AOCI reclassified into earnings	2024	2023	2024	2023
Release of foreign currency cumulative translation adjustments	$(5)	$284	$17	$902
Deconsolidation of investment entities	—	(965)	—	(965)
Release of AOCI of equity method investments	—	—	—	(296)
9. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Nine Months Ended September 30,
(In thousands)	2024	2023
Redeemable noncontrolling interests
Beginning balance	$17,862	$100,574
Contributions	4,400	300
Distributions paid and payable, including redemptions	(206)	(78,330)
Net income (loss)	1,471	4,634
Ending balance	$23,527	$27,178

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
Redemption of OP Units—The Company redeemed OP Units totaling 252,418 in 2024 and 253,084 in 2023 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Investments (Note 4)
Marketable equity securities	$6,422	$—	$—	$6,422
CLO subordinated notes	—	—	47,348	47,348
Equity investments of consolidated funds	84,750	—	63,154	147,904
Fair Value Option:
Equity method investment	—	—	133,127	133,127
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	9,100	9,100
Warrants	—	—	2,000	2,000
Securities of consolidated funds sold short	47,147	—	—	47,147
December 31, 2023
Assets
Investments (Note 4)
Marketable equity securities	$17,487	$—	$—	$17,487
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	66,297	—	416,614	482,911
Fair Value Option:
Equity method investment	—	—	6,700	6,700
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
Warrants	—	—	39,200	39,200
Securities of consolidated funds sold short	38,481	—	—	38,481
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1; and equity investments in digital infrastructure portfolio companies held by single asset funds. The marketable equity securities comprise publicly listed stocks primarily in the U.S. and to a lesser extent, in Europe, and primarily in the technology, media and telecommunications sectors. The other equity investment, classified as level 3, was valued at September 30, 2024 using a market approach that considers revenue multiples of other comparable companies, and at December 31, 2023, was carried at its recent transacted price. Additionally, at December 31, 2023, fair value of an underlying portfolio company held by two single asset funds, prior to deconsolidation of the funds, was determined using a discounted cash flow model based upon projected net operating income of the investee with exit capitalization rate of 5.5% and discounted at 10.4%, classified as level 3.
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

Fair Value Option
Equity Method Investments
The Company has elected to account for certain equity method investments under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings, with discount rates ranging between 11.0% and 21.0% (weighted average discount rate based upon relative fair value of 11.0%) at September 30, 2024, and using a discount rate of 18.3%, and also taking into consideration a comparison to market values of similar public companies at December 31, 2023. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Loans Receivable
There was no outstanding loans receivable balance at September 30, 2024 and December 31, 2023. In March 2023, an unsecured promissory note that had been issued in connection with the sale of the Company's former Wellness Infrastructure business in 2022 was written off in the amount of $133.3 million following the foreclosure of certain assets within the sold Wellness Infrastructure portfolio by its mezzanine lender.
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
At September 30, 2024, the liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 31.4% (37.8% at December 31, 2023); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.72% per annum (4.11% per annum at December 31, 2023), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at September 30, 2024 and December 31, 2023, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 6.6% and 4.9%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets			Level 3 Liabilities
	Fair Value Option		Equity Investment of Consolidated Funds	Warrants	InfraBridge Contingent Consideration
(In thousands)	Loans Receivable	Equity Method Investments
Fair value at December 31, 2022	$133,307	$—	$46,770	$(17,700)	$—
Contributions	—	—	58,952	—	—
Consolidation of sponsored funds	—	—	—	—	—
Business combination	—	—	—	—	(10,874)
Change in consolidated fund's share of equity investment (1)	—	—	1,842	—	—
Paydown of underlying loans held by equity investment of consolidated fund	—	—	(2,344)	—	—
Change in accrued interest and capitalization of paid-in-kind interest	—	—	—	—	—
Unrealized gain (loss) in earnings, net	(133,307)	—	1,812	(23,700)	(329)
Fair value at September 30, 2023	$—	$—	$107,032	$(41,400)	$(11,203)

Net unrealized gain (loss) in earnings on instruments held at September 30, 2023	$(133,307)	$—	$1,812	$(23,700)	$(329)

Fair value at December 31, 2023	$—	$6,700	$416,614	$(39,200)	$(11,338)
Election of fair value option	—	128,742	—	—	—
Unrealized gain (loss) in earnings, net	—	(2,315)	40,154	4,200	2,238
Reclassification to equity	—	—	—	33,000	—
Deconsolidation of sponsored funds	—	—	(393,614)	—	—
Fair value at September 30, 2024	$—	$133,127	$63,154	$(2,000)	$(9,100)

Net unrealized gain (loss) in earnings on instruments held at September 30, 2024	$—	$(2,315)	$40,154	$7,100	$2,238
__________
(1)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions prior to final close of the fund.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable; and (iii) upon deconsolidation of a subsidiary for any retained interest. Adjustments to fair value generally result from application of the lower of amortized cost or fair value for assets held for disposition or otherwise, a write-down of asset values due to impairment.
At September 30, 2024, certain warehoused investments, previously carried at cost under the measurement alternative, were determined to be impaired and written down to an aggregate fair value of $15.0 million, classified as level 3 of the fair value hierarchy. Fair value of these investments were estimated based upon pricing from a recent funding or applying a probability-weighted approach to different recovery outcomes.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Liabilities
Secured fund fee revenue notes	$—	$278,605	$—	$278,605	$295,838
December 31, 2023
Liabilities
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,267
Exchangeable senior notes		152,296	—	152,296	77,516
Debt—Senior notes and secured fund fee revenue notes were valued based on indicative quotes.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

11. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$12,433	$287,677	$88,032	$117,001
Preferred stock repurchases/redemptions (Note 8)	—	—	—	927
Preferred dividends	(14,661)	(14,645)	(43,981)	(43,996)
Income (loss) allocated to participating securities	(33)	(4,801)	(575)	(457)
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	(2,261)	268,231	43,476	73,475
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	1,345	(11,204)	(12,459)	(46,988)
Net income (loss) attributable to common stockholders—basic	(916)	257,027	31,017	26,487
Interest expense attributable to exchangeable notes (1)	—	1,264	443	—
Net income (loss) allocated to common stockholders—diluted	$(916)	$258,291	$31,460	$26,487
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	171,542	160,564	167,725	159,600
Weighted average effect of dilutive shares (1)(2)(3)	—	10,021	3,483	1,410
Weighted average number of common shares outstanding—diluted	171,542	170,585	171,208	161,010
Income (loss) per share—basic
Income (Loss) from continuing operations	$(0.02)	$1.67	$0.25	$0.46
Income (Loss) from discontinued operations	0.01	(0.07)	(0.07)	(0.29)
Net income (loss) attributable to common stockholders per common share—basic	$(0.01)	$1.60	$0.18	$0.17
Income (loss) per share—diluted
Income (Loss) from continuing operations	$(0.02)	$1.58	$0.25	$0.45
Income (Loss) from discontinued operations	0.01	(0.07)	(0.07)	(0.29)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.01)	$1.51	$0.18	$0.16
__________
(1)    With respect to the assumed conversion or exchange of the Company's senior notes which are no longer outstanding effective April 2024, the following is excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: for the nine months ended September 30, 2023, the effect of adding back $6.9 million of interest expense and 9,744,700 of weighted average dilutive common share equivalents.
(2)    The calculation of diluted earnings per share excludes the effects of the following as their inclusion would be antidilutive: (i) class A common shares that are contingently issuable in relation to performance stock units (Note 13) with weighted average shares of 509,200 for the three months ended September 30, 2024; and (ii) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 485,800 and 957,600 for the three months ended September 30, 2024 and 2023; and 816,600 and 569,600 for the nine months ended September 30, 2024 and 2023, respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At September 30, 2024 and 2023, 12,123,400 and 12,375,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
12. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Management fees	$76,011	$65,236	$223,542	$187,138
Incentive fees	291	—	2,823	1,040
Other fees	280	4	1,777	1,930
Total fee revenue	$76,582	$65,240	$228,142	$190,108
Management Fees—Management fees are generally calculated based upon the following ranges of per annum contractual rates

•Equity funds—0.25% to 2.00% of investors' committed capital during the commitment period, and thereafter, contributed or invested capital (subject to certain reductions for NAV write-downs);
•Credit and co-investment vehicles—0.11% to 1.15% of contributed or invested capital from inception; and
•Liquid Strategies and InfraBridge co-investment vehicles—0.30% to 1.25% of NAV or gross asset value, respectively.
Also, co-investment vehicles may charge a one-time fee upfront at contractual rates between 0.15% and 2.00% of committed or invested capital, generally to be paid in tranches, but with recognition of fee revenue over the life of the vehicle. Certain co-investment vehicles may be non fee-bearing.
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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Four funds met the concentration criteria, in aggregate, accounting for 71.4% and 69.1% of total management fees in the three and nine months ended September 30, 2024, respectively.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a performance condition. Vesting of performance-based RSUs occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable. For liability classified awards that met their performance conditions and became fully vested, $3.3 million of awards were cash settled in 2023, and approximately $1.0 million of awards are expected to be cash settled.

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
The following assumptions were applied in the Monte Carlo model under a risk-neutral premise:

2022 LTIP Grant
Expected volatility of the Company's class A common stock (1)	34.0%
Expected dividend yield (2)	0.0%
Risk-free rate (per annum) (3)	3.6%
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
Equity-based compensation cost is presented on the consolidated statement of operations, as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$8,828	$14,340	$35,683	$45,801
Administrative expense	—	—	—	228
	$8,828	$14,340	$35,683	$46,029
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2023	2,813,369	2,625,000	64,099	599,347	1,274,435	7,376,250	$21.66	$9.80
Granted	1,779,515	—	41,481	39,915	199,069	2,059,980	19.27	17.32
Vested	(1,219,916)	—	(74,782)	(599,347)	—	(1,894,045)	—	14.96
Forfeited	(106,150)	(2,500,000)	—	(13,305)	(643,178)	(3,262,633)	26.92	3.62
Unvested shares and units at September 30, 2024	3,266,818	125,000	30,798	26,610	830,326	4,279,552	17.01	15.72
__________
(1)    Represents the number of LTIP units granted subject to vesting upon achievement of market condition. LTIP units that do not meet the market condition within the measurement period are forfeited.
(2)    Represents the number of RSUs granted subject to vesting upon achievement of performance condition. RSUs that do not meet the performance condition at the end of the measurement period are forfeited.
(3)    Number of PSUs granted does not reflect potential increases or decreases that could result from the final outcome based upon the DE target or total shareholder return measured at the end of the performance period. PSUs for which the DE target or total shareholder return was not met at the end of the performance period are forfeited.
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $1.7 million and $13.3 million for the three months ended September 30, 2024 and 2023, respectively, and $31.7 million and $47.5 million for the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $38.2 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $77.7 million at September 30, 2024 and $200.8 million at December 31, 2023. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$59,437	$69,654
Investments (Note 4)	147,904	482,911
Other assets	924	576
	$208,265	$553,141
Liabilities
Other liabilities
Securities sold short	$47,417	$38,482
Due to custodian	10,424	9,415
Other	773	16,313
	$58,614	$64,210
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $2.2 billion at September 30, 2024 and $1.86 billion at December 31, 2023. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 15. At September 30, 2024, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $262.5 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

15. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; (iii) certain of the Company's other equity investments outside of sponsored funds; and (iv) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$76,972	$71,427
Cost reimbursements and recoverable expenses	16,453	14,388
Employees and other affiliates	268	—
	$93,693	$85,815
Due to Affiliates (Note 6)
Investment vehicles—InfraBridge (Note 3)	$—	$10,123
Employees and other affiliates	948	541
	$948	$10,664
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the related reimbursements and recoverable expenses are included in other income, which totaled $2.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $8.0 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $121.1 million at September 30, 2024 and $112.2 million at December 31, 2023. Carried interest allocated is recorded as net income attributable to noncontrolling interests totaling $1.6 million and $18.9 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $40.3 million for the nine months ended September 30, 2024 and 2023 respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entity. These investments are generally not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $53.0 million at September 30, 2024 and $22.7 million at December 31, 2023, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. The employees' and former employees' share of net income was $3.8 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.7 million and $3.5 million for the nine months ended September 30, 2024 and 2023 respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of such aircraft’s annual fixed cash operating costs, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $2.4 million and $1.1 million for the three months ended September 30, 2024 and 2023 respectively, and $5.6 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Fee revenue	$76,582	$65,240	$228,142	$190,108
Carried interest allocation (reversal)	(15,799)	168,891	263,967	193,389
Principal investment income	9,955	17,943	28,782	51,914
Other income	5,387	10,629	19,963	35,662
Total revenues	76,125	262,703	540,854	471,073
Expenses
Compensation expense—cash and equity-based	43,426	53,116	146,271	157,144
Compensation expense—incentive fee and carried interest allocation (reversal)	(8,474)	72,865	163,242	72,110
Administrative and other expenses	27,193	17,741	78,011	59,693
Interest expense	4,129	5,518	12,457	19,314
Transaction-related costs	1,771	896	3,202	10,536
Depreciation and amortization	8,227	9,319	25,491	27,547
Total expenses	76,272	159,455	428,674	346,344
Other income (loss)
Other gain (loss), net	47,927	256,439	50,843	100,044
Income (loss) from continuing operations before income taxes	47,780	359,687	163,023	224,773
Income tax benefit (expense)	(887)	(59)	(2,126)	(3,927)
Income (loss) from continuing operations	46,893	359,628	160,897	220,846
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	580	132	1,471	4,634
Investment entities	34,024	51,052	68,412	94,046
Operating Company	(144)	20,767	2,982	5,165
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$12,433	$287,677	$88,032	$117,001

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$12,433	$287,677	$88,032	$117,001
Income (loss) from discontinued operations attributable to DigitalBridge Group, Inc.	1,345	(11,204)	(12,459)	(46,988)
Net income (loss) attributable to DigitalBridge Group, Inc.	$13,778	$276,473	$75,573	$70,013
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation in the ordinary course of business. As of September 30, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
Our Business
We are a leading global digital infrastructure investment manager, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At September 30, 2024, we had $34.1 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, Los Angeles, London, Luxembourg and Singapore, and have approximately 300 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At September 30, 2024, we owned 93% of the Operating Company as its sole managing member.
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
Capital Raise
•In the year to-date period through October 2024, we have raised $6.1 billion of capital, primarily for the third series in our flagship value-add strategy and syndications through various co-investment vehicles.
Financing
•In 2024, we further reduced our leverage with the full exchange/redemption of our remaining $78.4 million of 5.75% senior notes, which results in annual interest savings of approximately $4.5 million. $73.4 million of note principal was exchanged for 8.2 million shares of the Company's class A common stock and $5.0 million of note principal was redeemed for cash.
Return of Capital
•We monetized a substantial portion of marketable equity securities that form DBRG's non-core investments for total net proceeds of $35.0 million.
•In October 2024, as the subordinated note holder of a third party managed CLO, we received $10.4 million of excess net proceeds from a refinancing of the CLO.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through September 30, 2024 are presented in the table below. Excluded are funds with less than one year of performance history as of September 30, 2024, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (7) (9)		IRR (8) (9)
Fund (1)					Unrealized	Realized (5)	Total (6)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,838	$138	$6,303	$1,287	$7,590	1.6x	1.4x	14.4%	10.2%
DBP II	Nov-2020	8,286	7,409	1,380	9,059	818	9,877	1.3x	1.2x	12.6%	8.5%
Core
SAF	Nov-2022	1,110	951	174	1,014	22	1,036	1.1x	1.1x	7.0%	4.6%
InfraBridge
GIF I	Mar-2015	1,411	1,504	388	1,336	1,093	2,429	1.6x	1.4x	9.8%	7.3%
GIF II	Jun-2018	3,382	3,118	26	2,294	245	2,539	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	428	391	346	140	486	1.1x	1.1x	13.8%	9.1%
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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues
Fee revenue	$76,582	$65,240	$11,342	$228,142	$190,108	$38,034
Carried interest allocation (reversal)	(15,799)	168,891	(184,690)	263,967	193,389	70,578
Principal investment income	9,955	17,943	(7,988)	28,782	51,914	(23,132)
Other income	5,387	10,629	(5,242)	19,963	35,662	(15,699)
Total revenues	76,125	262,703	(186,578)	540,854	471,073	69,781
Expenses
Compensation expense—cash and equity-based	43,426	53,116	(9,690)	146,271	157,144	(10,873)
Compensation expense—incentive fee and carried interest allocation (reversal)	(8,474)	72,865	(81,339)	163,242	72,110	91,132
Administrative and other expenses	27,193	17,741	9,452	78,011	59,693	18,318
Interest expense	4,129	5,518	(1,389)	12,457	19,314	(6,857)
Transaction-related costs	1,771	896	875	3,202	10,536	(7,334)
Depreciation and amortization	8,227	9,319	(1,092)	25,491	27,547	(2,056)
Total expenses	76,272	159,455	(83,183)	428,674	346,344	82,330
Other income (loss)
Other gain (loss), net	47,927	256,439	(208,512)	50,843	100,044	(49,201)
Income (Loss) before income taxes	47,780	359,687	(311,907)	163,023	224,773	(61,750)
Income tax benefit (expense)	(887)	(59)	(828)	(2,126)	(3,927)	1,801
Income (Loss) from continuing operations	46,893	359,628	(312,735)	160,897	220,846	(59,949)
Income (Loss) from discontinued operations	1,439	(80,851)	82,290	(13,403)	(286,929)	273,526
Net income (loss)	48,332	278,777	(230,445)	147,494	(66,083)	213,577
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	580	132	448	1,471	4,634	(3,163)
Investment entities	34,024	(17,746)	51,770	68,412	(142,241)	210,653
Operating Company	(50)	19,918	(19,968)	2,038	1,511	527
Net income (loss) attributable to DigitalBridge Group, Inc.	13,778	276,473	(262,695)	75,573	70,013	5,560
Preferred stock repurchases	—	—	—	—	(927)	927
Preferred stock dividends	14,661	14,645	16	43,981	43,996	(15)
Net income (loss) attributable to common stockholders	$(883)	$261,828	(262,711)	$31,592	$26,944	4,648

Revenues
Total revenues were $76.1 million and $262.7 million for the three months ended September 30, 2024 and 2023, respectively, and $540.9 million and $471.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $186.6 million in the quarter-to-date comparison and increase of $69.8 million in the year-to-date comparison was driven largely by significant variability in carried interest.
Excluding carried interest, revenues were higher in both periods under comparison, driven by an increase in fee income of $11.3 million quarter-to-date and $38.0 million year to-date. Principal investment income and other income were lower in 2024, and these decreases largely offset the higher fee revenue in the quarter-to-date and year-to-date comparison.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Management fees	$76,011	$65,236	$10,775	$223,542	$187,138	$36,404
Incentive fees	291	—	291	2,823	1,040	1,783
Other fee revenue	280	4	276	1,777	1,930	(153)
	$76,582	$65,240	11,342	$228,142	$190,108	38,034
Fee revenue increased $11.3 million or 17% in the quarter-to-date comparison and $38.0 million or 20% in the year-to-date comparison, consistent with increase in FEEUM of $4.2 billion or 14% in the 12-month period to $34.1 billion at September 30, 2024.
Management fees were $10.8 million and $36.4 million higher in the three and nine months ended September 30, 2024, respectively, driven by our third flagship fund that held its first close in November 2023, contributing $16.7 million and $39.6 million of fees, respectively (including catch-up fees), as well as additional deployments and commitments in other funds. These increases were partially offset by lower fees in DBP II following a change in fee basis to invested capital and syndication of an investment in 2024, as well as recapitalization of a portfolio company in a co-invest vehicle (aggregate decrease of $6.9 million and $15.9 million, respectively).
Higher incentive fees earned in 2024 are attributed to our liquid securities strategy.
Carried Interest Allocation (Reversal)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Carried interest allocation
Distributed	$—	$27,927	$(27,927)	$118	$28,403	$(28,285)
Unrealized	(15,799)	140,964	(156,763)	263,849	164,986	98,863
	$(15,799)	$168,891	(184,690)	$263,967	$193,389	70,578
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
The distributed carried interest in 2023 arose from the recapitalization of DataBank.
In the quarter-to-date comparison, 2024 included a reversal of unrealized carried interest, while a large unrealized carried interest was recognized in 2023, attributed primarily to DBP funds and a DataBank investment that was not subject to recapitalization.
In the year-to-date comparison, unrealized carried interest was higher in 2024, driven by DBP funds and partially offset by a reversal of carried interest in DataBank funds.

Principal Investment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Principal investment income
Realized	$2,647	$—	$2,647	$13,193	$—	$13,193
Unrealized	7,308	17,943	(10,635)	15,589	51,914	(36,325)
	$9,955	$17,943	(7,988)	$28,782	$51,914	(23,132)
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments.
Realized principal investment income in 2024 arose largely from gains related to syndication of investments in DBP funds and distribution of interest income. Additionally, the year-to-date period included $4.2 million of previously escrowed proceeds received from the partial sale of our interest in DataBank in prior years.
However, in both the quarter-to-date and year-to-date periods, the realized income in 2024 was more than offset by lower unrealized income from fair value decreases or lower fair value increases in underlying investments of other funds.
Other Income
Other income decreased $5.2 million in the quarter-to-date comparison and $15.7 million in the year-to-date comparison. In 2023, there was higher interest income from our subordinated notes in a collateralized loan obligation ("CLO") and money market deposits, and dividend income from our credit fund which was deconsolidated in the fourth quarter of 2023 (aggregate effect of $4.8 million and $18.2 million, respectively). This was partially offset by incremental costs reimbursable by InfraBridge funds in 2024 that are grossed up as other income and administrative expense ($0.9 million and $3.5 million, respectively).
Expenses
Total expenses were $76.3 million and $159.5 million for the three months ended September 30, 2024 and 2023, respectively, and $428.7 million and $346.3 million for the nine months ended September 30, 2024 and 2023, respectively, with the changes attributed primarily to significant variability in unrealized carried interest compensation.
Excluding incentive fee and carried interest compensation, expenses were lower in both periods under comparison, attributed largely to lower compensation expense, partially offset by higher administrative costs. The year-to-date period also benefited from lower interest expense and transaction costs.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Cash and equity-based compensation
Cash compensation	$34,598	$38,776	$(4,178)	$110,588	$111,343	$(755)
Equity-based compensation	8,828	14,340	(5,512)	35,683	45,801	(10,118)
	$43,426	$53,116	(9,690)	$146,271	$157,144	(10,873)

Incentive fee and carried interest compensation allocation (reversal)	$(8,474)	$72,865	(81,339)	$163,242	$72,110	91,132
Cash and equity-based compensation—Cash compensation was $4.2 million lower in the quarter-to-date comparison and $0.8 million lower in the year-to-date comparison, as a result of lower estimated bonus, severance and retention costs (decreased $6.5 million and $5.8 million, respectively), partially offset by the effects of a higher headcount in 2024 to support our growing investment management business.
Equity-based compensation was lower in both periods under comparison as 2023 had higher expenses associated with performance-based awards that had achieved their targets.
Incentive fee and carried interest compensation allocation—The change in compensation expense for both periods is consistent with the change in carried interest, as discussed above.

Administrative and Other Expenses
Administrative and other expenses increased $9.5 million in the quarter-to-date comparison and $18.3 million in the year-to-date comparison. In both periods under comparison, the increase can be attributed largely to higher third party professional service costs and also, reimbursable costs from our funds ($5.9 million and $11.3 million, respectively) that are grossed up in other income and administrative expense.
Interest Expense
Interest expense decreased $1.4 million in the quarter-to-date comparison and $6.9 million in the year-to-date comparison as a result of the Company's full exchange or redemption of its remaining 5.75% exchangeable senior notes in 2024 (decreased $1.3 million and $3.4 million, respectively). Additionally, interest expense decreased in the year-to-date comparison due to the full repayment of the $200 million 5.00% convertible notes upon maturity in April 2023 ($3.1 million).
Transaction-Related Costs
Transaction-related costs increased $0.9 million in the quarter-to-date comparison due to higher unconsummated deal costs, and decreased $7.3 million in the year-to-date comparison as 2023 included higher costs related to the InfraBridge acquisition.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.1 million in the quarter-to-date comparison and $2.1 million in the year-to-date comparison, primarily due to management contract intangible assets which have a declining amortization rate over time based upon projected cash flows to be generated from these contracts.
Other Gain (Loss), Net
Other gain of $47.9 million and $50.8 million was recognized in the three and nine months ended September 30, 2024, respectively, and $256.4 million and $100.0 million was recognized in the three and nine months ended September 30, 2023, respectively.
The net gain in the three and nine months ended September 30, 2024 was primarily driven by (i) net fair value increase in investments held by consolidated funds ($44.4 million and $46.0 million, respectively), (ii) net gain from partial sale and price changes on our non-core marketable equity securities ($6.5 million and $9.3 million, respectively), and (iii) fair value decrease of warrant liability ($1.2 million and $4.2 million, respectively), all of which were partially offset by impairment of warehoused investments ($8.9 million and $12.5 million, respectively).
The net gain in the three and nine months ended September 30, 2023 is mainly attributed to a $278.7 million gain recognized in connection with the deconsolidation of DataBank in September 2023 (of which $3.7 million was realized and $275.0 million unrealized), which was largely offset in the year-to-date period by a $133.3 million write-off of an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business. Both periods in 2023 also included losses related to fair value increase of warrant liability ($12.4 million and $23.7 million, respectively), and net decreases in investment values, including those held by our consolidated funds ($8.0 million and $16.1 million, respectively).
Income Tax Benefit (Expense)
Income tax expense was $0.9 million and $0.1 million in the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $3.9 million in the nine months ended September 30, 2024 and 2023. This reflects the income tax expense of foreign subsidiaries, partially offset in year-to-date 2024 by various U.S. state tax refunds. The Company otherwise has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and has established a full valuation allowance on the deferred tax assets of these entities, resulting in no net federal income tax effect for its domestic entities.

Income (Loss) from Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues
Revenues	$2,269	$216,147	$(213,878)	$6,025	$686,708	$(680,683)
Expenses	(2,204)	(295,540)	293,336	(7,924)	(960,174)	952,250
Other gain (loss)	1,356	(1,696)	3,052	(11,601)	(13,269)	1,668
Income (Loss) from discontinued operations before income taxes	1,421	(81,089)	82,510	(13,500)	(286,735)	273,235
Income tax benefit (expense)	18	238	(220)	97	(194)	291
Income (Loss) from discontinued operations	$1,439	$(80,851)	82,290	$(13,403)	$(286,929)	273,526
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	(68,798)	68,798	—	(236,287)	236,287
Operating Company	94	(849)	943	(944)	(3,654)	2,710
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$1,345	$(11,204)	12,549	$(12,459)	$(46,988)	34,529
Loss from discontinued operations for the nine months ended September 30, 2024 included primarily a loss on a guarantee related to the previous bulk sale of the Company's real estate investments. The loss in 2023 represents primarily the operations of the former Operating segment and $9.7 million impairment of BRSP shares prior to disposition in March 2023, as discussed in Note 2 to the consolidated financial statements.
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

Presented below are total AUM and FEEUM by product:

(In billions)	September 30, 2024	December 31, 2023
Assets Under Management	$88.0	$80.1

Fee Earning Equity Under Management
DBP Series	$14.7	$13.0
Co-Investment Vehicles	10.1	9.5
InfraBridge	5.1	5.1
Core, Credit and Liquid Strategies	3.0	2.8
Separately Capitalized Portfolio Companies	1.2	2.4
	$34.1	$32.8
The following table summarizes changes in FEEUM:

Nine Months Ended September 30, 2024
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$32.8
Inflows (1)	4.2
Outflows (2)	(2.9)
Market activity and other (3)	—
Balance at September 30	$34.1
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
(3)    Market activity and other include changes in investment value based on NAV or GAV, and the effect of foreign exchange rates. Amount was less than $100 million in 2024.
FEEUM increased $1.3 billion in 2024 to $34.1 billion at September 30, 2024, driven by capital raise for our third flagship fund and deployments in other DBP funds, partially offset by the effects of various recapitalization and syndication of investments.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023	Change
Fee revenue	$76,664	$66,058	$10,606
Cash compensation	(33,774)	(34,316)	542
Administrative and other expenses	(16,736)	(14,493)	(2,243)
Start-Up FRE	—	1,155	(1,155)
Fee-Related Earnings—attributable to Operating Company	26,154	18,404	7,750
Realized principal investment income (1)	2,129	1,994	135
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	—	27,927	(27,927)
Interest, dividend and other income	2,828	6,436	(3,608)
Interest expense and preferred dividends	(18,245)	(19,261)	1,016
Placement fee and other expenses	(1,247)	(1,668)	421
Income tax benefit (expense)	(887)	(59)	(828)
Start-up FRE	—	(1,155)	1,155
Distributable Earnings, after tax—attributable to Operating Company	$10,732	$32,618	(21,886)
________
(1)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
Fee-Related Earnings.
FRE increased $7.8 million, or 42%, to $26.2 million, resulting from continued growth in our investment management business as FEEUM increased 14% from $29.9 billion at September 30, 2023 to $34.1 billion at September 30, 2024. This reflects primarily fee revenue from new capital raised for our third flagship fund, partially offset by decreases in fees in other funds due to change in fee basis, syndications and recapitalizations. Additionally, higher administrative costs were incurred in 2024 in supporting our growing investment management business.

Distributable Earnings.
DE in the third quarter of 2023 of $32.6 million had benefited from $27.9 million of realized carried interest from the recapitalization of DataBank. As a result, notwithstanding a $7.8 million increase in FRE, DE decreased $21.9 million to $10.7 million in the third quarter of 2024.
Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended September 30,
(In thousands)	2024	2023
Net income (loss) attributable to common stockholders	$(883)	$261,828
Net income (loss) attributable to noncontrolling interests in Operating Company	(50)	19,918
Net income (loss) attributable to Operating Company	(933)	281,746
Transaction-related costs and non-core items (1)	9,541	6,515
Other (gain) loss, net (2)	(47,906)	(256,439)
Unrealized principal investment income	(7,308)	(17,943)
Unrealized carried interest, net of associated expense (allocation) reversal (3)	7,658	(24,874)
Equity-based compensation	8,828	14,340
Depreciation and amortization expense	8,227	9,319
Amortization of deferred financing costs, debt premiums and discounts	524	660
Preferred stock redemption (gain) loss	—	—
Adjustments attributable to noncontrolling interests in investment entities (4)	33,540	5,243
OP share of (income) loss from discontinued operations (5) (6)	(1,439)	14,051
Distributable Earnings, after tax—attributable to Operating Company	10,732	32,618
Realized principal investment income (6)	(2,129)	(1,994)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (3)	—	(27,927)
Interest, dividend and other income	(2,828)	(6,436)
Interest expense and preferred dividends	18,245	19,261
Placement fee and other expenses	1,247	1,668
Income tax (benefit) expense	887	59
Start-up FRE	—	1,155
Fee-Related Earnings—attributable to Operating Company	$26,154	$18,404
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
(4)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain/loss attributed to limited partners of consolidated funds, and a third party investor's share of principal investment income attributed to our general partner interest in certain sponsored funds. Allocation of unrealized carried interest to management and a third party investor is netted against "unrealized carried interest, net of expense (allocation) reversal" for all periods presented (recasted for periods prior to the second quarter of 2024 when it was previously presented gross in "adjustments attributable to noncontrolling interests in investment entities").
(5)    OP share of discontinued operations represents primarily operating results of portfolio companies consolidated in the former Operating segment prior to 2024, net of associated noncontrolling interests in investment entities.
(6)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
Liquidity and Capital Resources
We regularly evaluate our liquidity position, and anticipated cash needs to fund our business and operations based upon our projected financial performance. Our evaluation of future liquidity requirements is regularly reviewed and updated for changes in internal projections, economic conditions, and other factors as applicable.

Liquidity Needs and Sources of Liquidity
Our primary liquidity needs, both short term and long term, are to fund:
•our operations, including compensation, administrative and overhead costs;
•our general partner and general partner affiliate commitments to our investment vehicles;
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
•cash flow generated from our investments, both from operations and return of capital, including proceeds from full or partial realization of investments;
•availability under our Variable Funding Notes ("VFN");
•issuance of additional term notes under our corporate securitization; and
•proceeds from public or private equity and debt offerings.
Overview
At September 30, 2024, our liquidity position was approximately $427 million, composed of available corporate cash and including the full $300 million under our VFN. Available corporate cash generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions.
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and availability of external financing sources, to meet our short term and long term liquidity and capital requirements.
While we have sufficient liquidity to meet our operational needs, we continuously evaluate alternatives to manage our capital structure and market opportunities to strengthen our liquidity and to provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities in 2024
•We continued to reduce higher cost corporate indebtedness through the full exchange or redemption of the remaining $78.4 million of 5.75% senior notes, which results in annual interest savings of approximately $4.5 million.
•We settled the remaining $35 million contingent consideration payable to Wafra in connection with the 2022 redemption of their investment in the Company's investment management business, 50% each in shares of the Company's Class A common stock and in cash.
•We monetized marketable equity securities that form non-core investments for total net proceeds of $35.0 million.
•As the subordinated note holder of a third party managed CLO, we received $10.4 million of excess net proceeds from a refinancing of the CLO in October 2024, which we applied as a return of capital.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors.
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.

Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our securitized financing facility, as summarized below.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	2.0
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our fund capital investments further align our interests to our investors. As of September 30, 2024, we have unfunded equity commitments to our unconsolidated funds as general partner and general partner affiliate of $262.5 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of future fundraising targets for the third and fourth flagship InfraBridge funds. The current estimated fair value of the contingent consideration is $9.1 million.
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
At September 30, 2024, warehoused investments have an aggregate carrying value of $22 million.
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
At September 30, 2024, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At September 30, 2024, we had $45 million of operating lease obligations on our corporate offices, which will be funded through corporate operating cash. The lease obligation amount represents fixed lease payments, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.

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
Asset Monetization
We intend to monetize and recycle capital from our non-core investments through opportunistic asset sales. Following monetization of a substantial portion of our holdings in the third quarter of 2024, remaining marketable equity securities available for future monetization totaled $6.4 million at September 30, 2024.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739
Net cash generated by (used in):
Operating activities	31,418	192,080
Investing activities	(6,847)	(768,072)
Financing activities	(77,806)	78,596
Effect of exchange rates on cash, cash equivalents and restricted cash	1,461	(673)
Cash, cash equivalents and restricted cash—end of period	$298,476	$538,670
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
Our operating activities generated net cash inflows of $31.4 million and $192.1 million in 2024 and 2023, respectively. 2023 cash inflows were driven largely by the operating activities of portfolio companies in the former Operating segment.
Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments; business combinations; and prior to deconsolidation of portfolio companies in the Operating segment in 2023, acquisition of real estate.
Our investing activities generated net cash outflows of $6.8 million in 2024 and $768.1 million in 2023.
•Net cash outflows in 2024 were driven by $76.8 million of fundings for our general partner and general partner affiliate commitments in our sponsored funds, net of return of capital, largely offset by $35.0 million of net proceeds from sale of our non-core investments and $38.0 million of net inflows from the investing activities of our consolidated liquid funds which hold marketable equity securities.
•The large net cash outflows in 2023 can be attributed to (i) real estate investing activities which generated net cash outflows of $613.1 million, attributable to capital expenditures in the data center portfolio of our former Operating segment; (ii) derecognition of $102.4 million of cash and restricted cash following the deconsolidation of a portfolio company in our former Operating segment, and (iii) $314.3 million paid, net of cash assumed, for the acquisition of InfraBridge. These outflows were partially offset by net cash inflows of $232.3 million from equity investments, largely representing $201.6 million proceeds from the sale of BRSP shares, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities, partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
Financing Activities
We may draw upon our securitized financing facility to finance our operating activities, and have the ability to raise capital in the public markets through issuances of preferred stock, common stock and private placement notes. We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders. Prior to deconsolidation in 2023, portfolio companies in the former Operating segment financed their activities largely through investment-level secured debt and incurred cash outlays for debt servicing and distributions to their third party investors who represented noncontrolling interests.
Financing activities generated net cash outflows in 2024 and inflows in 2023.
•In 2024, net cash outflows of $77.8 million were driven by preferred dividend payments of $44.0 million, cash settlement of contingent consideration to Wafra of $17.5 million, and limited partner redemptions in our consolidated liquid funds, partially offset by syndication of our interest in a consolidated fund and funding by Wafra for its share of our general partner commitment in DBP I.

•Net cash inflows of $78.6 million in 2023 represent primarily $489.9 million of additional investment-level debt in the former Operating segment, largely offset by the full repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $73.5 million redemption by a limited partner in a consolidated liquid fund, and income distribution to noncontrolling interests in our former Operating segment.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At September 30, 2024, vehicles with NAV or GAV fee basis made up 5% of our $34.1 billion FEEUM. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at September 30, 2024 would decrease the OP's share of principal investment income by approximately $124 million.

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
A hypothetical 10% decline in the fair value of fund investments at September 30, 2024 would decrease carried interest by approximately $168 million, representing the OP's share of carried interest net of allocations to employees, former employees and Wafra. In the same scenario, generally no incentive fees would be realized.
Foreign Currency Risk
As of September 30, 2024, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
We have exposure to foreign currency risk from the operations of our foreign subsidiaries to the extent these subsidiaries do not transact in U.S. dollars. Generally, this is limited to our InfraBridge advisor subsidiary which receives fee revenue predominantly in U.S. dollars but incur operating costs in Pound Sterling.
We may have foreign currency denominated investments held by our U.S. subsidiaries that are temporarily warehoused on the balance sheet. At September 30, 2024, our foreign currency exposure is limited to only one AUD equity investment (cost of investment at AUD 35 million). Based upon book value of the investment (which is lower than cost), a hypothetical 100 basis point decline in the AUD/USD rate at September 30, 2024 would have an immaterial effect on earnings.
Interest Rate Risk
Instruments bearing variable interest rates include debt obligations, which are subject to interest rate fluctuations that will affect future cash flows, specifically interest expense.
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance as of September 30, 2024.
Equity Price Risk
At September 30, 2024, we had $91 million of long positions and $47 million of short positions in marketable equity securities, held predominantly by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.
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
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the third quarter of 2024, in satisfaction of redemption requests by a former employee OP Unit holder, we issued 167,344 shares of our class A common stock.
Conversion of Class B Common Stock
In the third quarter of 2024, 987 shares of class B common stock were converted to class A common stock on a one-for-one basis.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Dated: November 1, 2024

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)